Form 10-Q
period 1998-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 1998-05-15
CIK 1051470

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

                               ----------------

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                       COMMISSION FILE NUMBER 333-43873

                               ----------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0470458
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                               510 BERING DRIVE
                                   SUITE 500
                             HOUSTON, TEXAS 77057
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (713) 570-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  [_]   No  [X]*

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

         Number of shares of common stock outstanding at May 1, 1998:
                        Class A Common Stock--208,313
                        Class B Common Stock--1,873,433

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            PAGE
PART I--FINANCIAL INFORMATION                                               ----
  Item 1. Financial Statements
    Consolidated Balance Sheet at December 31, 1997 and March 31, 1998.....   3
    Consolidated Statement of Operations and Comprehensive Loss for the
     three months ended March 31, 1997 and 1998............................   4
    Consolidated Statement of Cash Flows for the three months ended March
     31, 1997 and 1998.....................................................   5
    Condensed Notes to Consolidated Financial Statements...................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9
PART II--OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders..............  15
  Item 6. Exhibits and Reports on Form 8-K.................................  15
  Signatures...............................................................  16

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31,  MARCH 31,
                                                           1997        1998
                        ASSETS                         ------------ -----------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................    $ 55,078    $ 53,395
  Receivables:
   Trade, net of allowance for doubtful accounts of
    $177 and $157 at December 31, 1997 and March 31,
    1998, respectively...............................       9,264       9,908
   Other.............................................         811       1,029
  Inventories........................................       1,322       1,220
  Prepaid expenses and other current assets..........         681       1,028
                                                         --------    --------
   Total current assets..............................      67,156      66,580
Property and equipment, net of accumulated
 depreciation of $4,852 and $6,142 at December 31,
 1997 and March 31, 1998, respectively...............      81,968     105,034
Investments in affiliates............................      59,082      59,688
Goodwill and other intangible assets, net of
 accumulated amortization of $3,997 and $6,283 at
 December 31, 1997 and March 31, 1998, respectively..     152,541     150,468
Deferred financing costs and other assets, net of
 accumulated amortization of $743 and $834 at
 December 31, 1997 and March 31, 1998,
 respectively........................................      10,644      10,918
                                                         --------    --------
                                                         $371,391    $392,688
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................    $  7,760    $  4,964
  Accrued compensation and related benefits..........       1,792       1,451
  Other accrued liabilities..........................       2,398       1,651
                                                         --------    --------
   Total current liabilities.........................      11,950       8,066
Long-term debt.......................................     156,293     187,299
Other liabilities....................................         607         607
                                                         --------    --------
   Total liabilities.................................     168,850     195,972
                                                         --------    --------
Commitments and contingencies
Redeemable preferred stock, $.01 par value; 6,435,228
 shares authorized:
  Senior Convertible Preferred Stock; 657,495 shares
   issued (stated at redemption value; aggregate
   liquidation value of $68,916 and $71,874,
   respectively).....................................      67,948      70,003
  Series A Convertible Preferred Stock; 1,383,333
   shares issued (stated at redemption and aggregate
   liquidation value)................................       8,300       8,300
  Series B Convertible Preferred Stock; 864,568
   shares issued (stated at redemption and aggregate
   liquidation value)................................      10,375      10,375
  Series C Convertible Preferred Stock; 3,529,832
   shares issued (stated at redemption and aggregate
   liquidation value)................................      74,126      74,126
                                                         --------    --------
   Total redeemable preferred stock..................     160,749     162,804
                                                         --------    --------
Stockholders' equity:
  Common stock, $.01 par value; 11,511,109 shares
   authorized:
   Class A Common Stock; 208,313 shares issued.......           2           2
   Class B Common Stock; 1,873,433 shares issued.....          19          19
  Additional paid-in capital.........................      58,248      58,358
  Cumulative foreign currency translation
   adjustment........................................         562       1,233
  Accumulated deficit................................     (17,039)    (25,700)
                                                         --------    --------
   Total stockholders' equity .......................      41,792      33,912
                                                         --------    --------
                                                         $371,391    $392,688
                                                         ========    ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                                  THREE
                                                               MONTHS ENDED
                                                                MARCH 31,
                                                              ---------------
                                                               1997    1998
                                                              ------  -------
Net revenues:
  Site rental................................................ $1,667  $ 5,061
  Network services and other.................................    327    6,776
                                                              ------  -------
                                                               1,994   11,837
                                                              ------  -------
Operating expenses:
  Costs of operations (exclusive of depreciation and
   amortization):
   Site rental...............................................    258    1,172
   Network services and other................................      5    4,421
  General and administrative.................................    511    3,803
  Corporate development......................................  2,105    1,331
  Depreciation and amortization .............................    408    3,604
                                                              ------  -------
                                                               3,287   14,331
                                                              ------  -------
Operating loss............................................... (1,293)  (2,494)
Other income (expense):
  Equity in earnings (losses) of unconsolidated affiliate....    197      (99)
  Interest and other income..................................  1,301      706
  Interest expense and amortization of deferred financing
   costs.....................................................   (626)  (4,706)
                                                              ------  -------
Loss before income taxes.....................................   (421)  (6,593)
Provision for income taxes...................................    (22)     (13)
                                                              ------  -------
Net loss.....................................................   (443)  (6,606)
Dividends on Senior Convertible Preferred Stock..............     --   (2,055)
                                                              ------  -------
Net loss after deduction of dividends on Senior Convertible
 Preferred Stock............................................. $ (443) $(8,661)
                                                              ======  =======
Net loss..................................................... $ (443) $(6,606)
Other comprehensive income:
  Foreign currency translation adjustments...................    385      671
                                                              ------  -------
Comprehensive loss........................................... $  (58) $(5,935)
                                                              ======  =======


           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                                  THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................. $   (443) $ (6,606)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
  Amortization of deferred financing costs and discount on
   long-term debt .........................................       34     4,207
  Depreciation and amortization............................      408     3,604
  Equity in losses (earnings) of unconsolidated affiliate..     (197)       99
  Changes in assets and liabilities:
   Increase (decrease) in other liabilities................     (229)       72
   Decrease in accounts payable............................     (540)   (2,796)
   Decrease (increase) in receivables......................      679      (862)
   Increase in inventories, prepaid expenses and other
    assets.................................................     (251)     (669)
   Decrease in accrued interest............................      (86)       --
                                                            --------  --------
    Net cash used for operating activities.................     (625)   (2,951)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures......................................     (232)  (24,539)
 Investment in affiliate...................................  (57,542)       --
                                                            --------  --------
    Net cash used for investing activities.................  (57,774)  (24,539)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving credit agreements..........    3,300    27,050
 Incurrence of financing costs.............................     (549)   (1,243)
 Proceeds from issuance of capital stock...................   69,626        --
 Principal payments on long-term debt......................   (2,441)       --
 Purchase of capital stock.................................   (2,111)       --
                                                            --------  --------
    Net cash provided by financing activities..............   67,825    25,807
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    9,426    (1,683)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........    7,343    55,078
                                                            --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................. $ 16,769  $ 53,395
                                                            ========  ========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Conversion of stockholder's Convertible Secured
  Subordinated Notes to Series A Convertible Preferred
  Stock.................................................... $  3,657  $     --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid............................................. $    671  $    486
 Income taxes paid.........................................       --        --

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

  The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 1997, and related notes thereto, included in the Registration Statement on Form S-4, as amended (Reg. No. 333-43873), filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

  The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1997 and 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

 Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from such convertible securities. SFAS 128 is effective for periods ending after December 15, 1997. The Company will adopt the requirements of SFAS 128 at such time as it has publicly held common stock.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, the company's owners. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted the requirements of SFAS 130 in its financial statements for the three months ended March 31, 1998.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt the requirements of SFAS 131 in its financial statements for the year ending December 31, 1998.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

2. ACQUISITIONS

  On May 12, 1997, the Company acquired all of the common stock of TEA Group Incorporated and TeleStructures, Inc. (collectively, "TEA"). On August 15, 1997, the Company acquired (i) substantially all of the assets, net of outstanding liabilities, of Crown Communications ("CCM") and (ii) all of the outstanding common stock of Crown Network Systems, Inc. ("CNS") and Crown Mobile Systems, Inc. ("CMS") (collectively, "Crown"). These business acquisitions were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition. On a pro forma basis as if the TEA and Crown acquisitions and the investment in Castle Transmission Services (Holdings) Ltd ("CTI") had been consummated as of January 1, 1997, the Company had consolidated net revenues and a consolidated net loss for the three months ended March 31, 1997 of $15,264,000 and $1,526,000, respectively. Such pro forma results reflect appropriate adjustments for depreciation and amortization, interest expense, amortization of deferred financing costs, income taxes and certain nonrecurring income and expenses recorded by the Company in connection with the investment in CTI. The pro forma information does not necessarily reflect the actual results that would have been achieved, not is it necessarily indicative of future consolidated results for the Company.

3. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                    DECEMBER 31,   MARCH 31,
                                                        1997         1998
                                                   -------------- ------------
                                                   (IN THOUSANDS OF DOLLARS)
   Senior Credit Facility.........................   $      4,700 $     31,750
   10 5/8% Senior Discount Notes due 2007, net of
    discount......................................        151,593      155,549
                                                     ------------ ------------
                                                     $    156,293 $    187,299
                                                     ============ ============

 Reporting Requirements Under the Indenture Governing the 10 5/8% Senior
   Discount Notes due 2007 (the "Indenture")

  As of March 31, 1998, the Company does not have any Unrestricted Subsidiaries (as defined in the Indenture). The following information (as such capitalized terms are defined in the Indenture) is presented solely for the purpose of measuring compliance with respect to the terms of the Indenture; such information is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

                                                                       (IN
                                                                    THOUSANDS
                                                                   OF DOLLARS)
                                                                   -----------
   Tower Cash Flow, for the three months ended March 31, 1998.....  $  3,490
                                                                    ========
   Consolidated Cash Flow, for the twelve months ended March 31,
    1998..........................................................  $ 10,934
   Less: Tower Cash Flow, for the twelve months ended March 31,
    1998..........................................................   (12,941)
   Plus: four times Tower Cash Flow, for the three months ended
    March 31, 1998................................................    13,960
                                                                    --------
   Adjusted Consolidated Cash Flow, for the twelve months ended
    March 31, 1998................................................  $ 11,953
                                                                    ========

4. CONTINGENCIES

  The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

5. SUBSEQUENT EVENTS

  On April 27, 1998, the Company announced that it had entered into a share exchange agreement with certain shareholders of CTI pursuant to which certain of CTI's shareholders have agreed to exchange their shares of CTI for shares of the Company. Upon the consummation of the exchange, the Company's ownership of CTI will increase from approximately 34.3% to approximately 80%. Consummation of the share exchange is subject to a number of significant conditions, including certain third party consents and the consummation of an initial public offering of common stock by the Company.

  In connection with the share exchange, the Company intends to offer shares of its common stock in an underwritten initial public offering during the summer of 1998. A registration statement in respect of such initial public offering has not yet been filed with the Securities and Exchange Commission and any securities offered in such initial public offering will only be offered by means of a prospectus forming a part of such a registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is intended to assist in understanding the Company's consolidated financial condition as of March 31, 1998 and its results of operations for the three-month periods ended March 31, 1997 and 1998. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses, and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to capital expenditures decisions to be made in the future by wireless communications carriers and the risks and uncertainties described in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-43873) (the "Registration Statement") filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Registration Statement.

RESULTS OF OPERATIONS

  In May 1997, the Company consummated the TEA Acquisition and the TeleStructures Acquisition. In August 1997, the Company consummated the Crown Merger. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, the Company's results of operations for the three months ended March 31, 1997 are not comparable to the results of operations for the three months ended March 31, 1998.

 Discussion of Three Months Ended March 31, 1998 and December 31, 1997

  As discussed above, the historical financial statements included elsewhere herein do not reflect the results of operations of the businesses of CCIC and Crown (the "Businesses") on an aggregate basis for all of the periods presented. As a result, management believes that the historical financial statements included elsewhere herein do not, by themselves, provide investors with sufficient information to adequately assess the recent trends of the Businesses. The Company is providing the following discussion of the last two quarters' results of operations, therefore, to supplement the historical financial information included elsewhere herein to assist investors in evaluating the Businesses' historical results of operations.

  Consolidated site rental revenues for the three months ended March 31, 1998 were $5.1 million, an increase of 18.6% from the three months ended December 31, 1997. This increase was primarily attributable to the addition of 82 owned and managed tower sites between December 31, 1997 and March 31, 1998. Included in these 82 additional sites are 50 towers acquired and 22 towers constructed pursuant to the Nextel Agreement and 10 towers constructed in the greater Pittsburgh area. The Company also installed antennae for 13 new tenants on existing towers during the first quarter of 1998.

  Consolidated network services and other revenues for the three months ended March 31, 1998 were $6.8 million, a decrease of 23.8% from the three months ended December 31, 1997. This decrease was primarily attributable to lower network services revenues from TEA and a decline in the number of completed tenant antennae installations. The Company completed 48 such installations during the first quarter of 1998, as compared to 57 during the fourth quarter of 1997. The Company expects demand for third-party site acquisition services to continue to decline. In addition, demand for the Company's network services fluctuates from period to period and within periods. These fluctuations are caused by a number of factors, including the timing of customers' capital expenditures, annual budgetary considerations of customers, the rate and volume of wireless communications carriers' tower build-outs, timing of existing customer contracts and general economic conditions. While such demand fluctuates, the Company must incur certain costs, such as maintaining a staff of network services employees in anticipation of future contracts, even when there may be no current business. Consequently, the operating results of the Company's network services businesses for any particular period may vary significantly, and should not be considered as necessarily being indicative of longer-term results.

  Costs of operations for site rental for the three months ended March 31, 1998 were $1.2 million, an increase of 48.2% from the three months ended December 31, 1997. This increase was primarily attributable to the additional owned and managed towers discussed above. As a percentage of site rental revenues, such costs increased to 23.2% for the first quarter of 1998 as compared to 18.5% for the fourth quarter of 1997 due to the lower margins associated with new towers which initially have relatively fewer tenant leases than existing towers. Costs of operations for network services for the three months ended March 31, 1998 were $4.4 million, a decrease of 25.7% from the three months ended December 31, 1997. As a percentage of network services revenues, such costs decreased to 65.2% for the first quarter of 1998 as compared to 66.9% for the fourth quarter of 1997.

  General and administrative expenses for the three months ended March 31, 1998 were $3.8 million, an increase of 27.5% from the three months ended December 31, 1997. This increase was primarily attributable to higher personnel and overhead costs associated with the hiring of new employees. The Company has been increasing the size of its workforce in order to be positioned to take advantage of new business opportunities.

  Corporate development expenses for the three months ended March 31, 1998 were $1.3 million, an increase of 23.6% from the three months ended December 31, 1997. Corporate development expenses for the three months ended March 31, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

 Discussion of Historical Operations

  The following information is derived from the Company's Consolidated Statements of Operations for the periods indicated.

                                              THREE MONTHS       THREE MONTHS
                                                  ENDED             ENDED
                                             MARCH 31, 1997     MARCH 31, 1998
                                             ----------------  -----------------
                                                     PERCENT            PERCENT
                                                      OF NET             OF NET
                                             AMOUNT  REVENUES  AMOUNT   REVENUES
                                             ------  --------  -------  --------
                                                  (DOLLARS IN THOUSANDS)
Net revenues:
  Site rental............................... $1,667    83.6%   $ 5,061    42.8%
  Network services and other................    327    16.4      6,776    57.2
                                             ------   -----    -------   -----
    Total net revenues......................  1,994   100.0     11,837   100.0
                                             ------   -----    -------   -----
Operating expenses:
 Costs of operations:
  Site rental...............................    258    15.5      1,172    23.2
  Network services and other................      5     1.5      4,421    65.2
                                             ------            -------
    Total costs of operations...............    263    13.2      5,593    47.3
  General and administrative................    511    25.6      3,803    32.1
  Corporate development.....................  2,105   105.6      1,331    11.2
  Depreciation and amortization.............    408    20.4      3,604    30.5
                                             ------   -----    -------   -----
Operating loss.............................. (1,293)  (64.8)    (2,494)  (21.1)
Other income (expense):
  Equity in earnings (losses) of
   unconsolidated affiliate.................    197     9.9        (99)   (0.8)
  Interest and other income.................  1,301    65.2        706     6.0
  Interest expense and amortization of
   deferred financing costs.................   (626)  (31.4)    (4,706)  (39.8)
                                             ------   -----    -------   -----
Loss before income taxes....................   (421)  (21.1)    (6,593)  (55.7)
Provision for income taxes..................    (22)   (1.1)       (13)   (0.1)
                                             ------   -----    -------   -----
Net loss.................................... $ (443)  (22.2)%  $(6,606)  (55.8)%
                                             ======   =====    =======   =====

 Comparison of Three Months Ended March 31, 1998 and 1997

  Consolidated revenues for the three months ended March 31, 1998 were $11.8 million, an increase of $9.8 million from the three months ended March 31, 1997. This increase was primarily attributable to (i) a $3.4 million, or 203.6%, increase in site rental revenues, of which $3.3 million was attributable to the Crown operations; (ii) $2.3 million in network services revenues from TEA; and (iii) $3.3 million in network services revenues from the Crown operations.

  Costs of operations for the three months ended March 31, 1998 were $5.6 million, an increase of $5.3 million from the three months ended March 31, 1997. This increase was primarily attributable to (i) $1.9 million of network services costs related to the TEA operations; (ii) $2.1 million of network services costs related to the Crown operations; and (iii) $0.9 million in site rental costs attributable to the Crown operations. Costs of operations for site rental as a percentage of site rental revenues increased to 23.2% for the three months ended March 31, 1998 from 15.5% for the three months ended March 31, 1997 because of higher costs attributable to the Crown operations. Costs of operations for network services as a percentage of network services revenues were 65.2% for the three months ended March 31, 1998, reflecting lower margins that are inherent in the network services businesses acquired in 1997.

  General and administrative expenses for the three months ended March 31, 1998 were $3.8 million, an increase of $3.3 million from the three months ended March 31, 1997. This increase was primarily attributable to $2.2 million of expenses related to the Crown operations and $0.6 million of expenses related to the TEA operations, along with an increase in costs of $0.4 million at the Company's corporate office. General and administrative expenses as a percentage of revenues increased for the three months ended March 31, 1998 to 32.1% from 25.6% for the three months ended March 31, 1997 because of higher overhead costs as a percentage of revenues for Crown and the increase in costs at the Company's corporate office.

  Corporate development expenses for the three months ended March 31, 1998 were $1.3 million, a decrease of $0.8 million from the three months ended March 31, 1997. Corporate development expenses for the three months ended March 31, 1997 include a $1.3 million nonrecurring compensation charge associated with the CTI Investment resulting from the repurchase of shares of the Company's common stock from a member of its Board of Directors. Corporate development expenses for the three months ended March 31, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

  Depreciation and amortization for the three months ended March 31, 1998 was $3.6 million, an increase of $3.2 million from the three months ended March 31, 1997. This increase was primarily attributable to (i) $2.9 million of depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown Merger; and (ii) $0.2 million of depreciation and amortization related to the property and equipment and goodwill acquired in the TEA and TeleStructures Acquisitions.

  The equity in earnings (losses) of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods beginning in March 1997. For the three months ended March 31, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net losses of $34.2 million, $4.6 million, $5.2 million and $0.3 million, respectively. Included in CTI's results of operations for such period are noncash compensation charges for approximately $2.9 million related to the issuance of stock options to certain members of CTI's management. If successful, the consummation of a share exchange agreement with certain shareholders of CTI (see "--Liquidity and Capital Resources") would accelerate the vesting of certain options granted to CTI's management and employees, resulting in additional noncash compensation charges of approximately $0.7 million.

  Interest and other income for the three months ended March 31, 1997 includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for

CTI. Interest income for the three months ended March 31, 1998 resulted primarily from the investment of excess proceeds from the sale of the Company's 10 5/8% Senior Discount Notes due 2007 (the "Notes") in November 1997.

  Interest expense and amortization of deferred financing costs for the three months ended March 31, 1998 was $4.7 million, an increase of $4.1 million, or 651.8%, from the three months ended March 31, 1997. This increase was primarily attributable to amortization of the original issue discount on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company had consolidated cash and cash equivalents of $53.4 million, consolidated long-term debt of $187.3 million, invested capital from the issuance of its redeemable preferred stock of $162.8 million and consolidated stockholders' equity of $33.9 million.

  For the three months ended March 31, 1997 and 1998, the Company's net cash used for operating activities was $0.6 million and $3.0 million, respectively. Since its inception, the Company has generally funded its activities (other than its acquisitions and investments) through excess proceeds from contributions of equity capital. The Company has financed its acquisitions and investments with the proceeds from equity contributions, borrowings under its bank credit facility and the issuance of promissory notes to sellers.

  Capital expenditures were $24.5 million for the three months ended March 31, 1998, of which $0.8 million was for CCIC and $23.7 million was for Crown.

  As of May 1, 1998, the Company and its subsidiaries had unused borrowing availability under the Senior Credit Facility of approximately $52.7 million. The Company and its subsidiaries expect to use the borrowing availability under the Senior Credit Facility, together with a portion of the net proceeds from the Offering of the Notes, to fund the execution of the Company's business plan. The Company's business strategy contemplates substantial capital expenditures in connection with the expansion of its tower footprints. The exact amount of the Company's future capital expenditures, however, will depend upon a number of factors. Pursuant to the Nextel Agreement, the Company has exercised an option to acquire 50 towers from Nextel in 1998 (46 of which have been acquired as of March 31, 1998) for an aggregate purchase price of approximately $14.4 million. In addition, pursuant to the Nextel Agreement, the Company has the exclusive right and option to construct up to 250 new towers within selected markets (and along parts of certain interstate highway corridors) with Nextel as the anchor tenant. The Company currently anticipates that it will build approximately 100 of the 250 towers in 1998 (23 of which have been built as of March 31, 1998) for an aggregate amount of approximately $20.0 million, and the Company currently expects to expend similar amounts in 1999. The Company also intends to continue to explore other opportunities to build and acquire additional towers. Whether the Company utilizes the Senior Credit Facility to finance the Nextel build-out and/or to finance such other opportunities will depend upon a number of factors, including (i) the attractiveness of the opportunities, (ii) the time frame in which they are identified, (iii) the number of pre-existing projects to which the Company is committed and (iv) the Company's liquidity at the time of any potential opportunity. In the event borrowings under the Senior Credit Facility have otherwise been utilized when an opportunity arises (including additional Nextel build-out opportunities), and the Company does not otherwise have cash available (from the net proceeds of the Offering of the Notes or otherwise), the Company would be forced to seek additional debt or equity financing or to forego the opportunity. In the event the Company determines to seek additional debt or equity financing, there can be no assurance that any such financing will be commercially available or permitted by the terms of the Company's existing indebtedness. To the extent the Company is unable to finance future capital expenditures, it will be unable to achieve its currently contemplated business strategy.

  Prior to May 15, 2003, the Company's interest expense on the Notes will be comprised solely of the accretion of original issue discount. Thereafter, the Notes will require annual cash interest payments of approximately $26.7 million. In addition, the Senior Credit Facility will require periodic interest payments on amounts borrowed thereunder. The Company's ability to make scheduled payments of principal of, or to pay interest on, its debt obligations, and its ability to refinance any such debt obligations (including the Notes), will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. As discussed above, the Company's business strategy contemplates substantial capital expenditures in connection with the expansion of its tower footprints. There can be no assurance that the Company will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings, equity contributions or loans from affiliates will be available in an amount sufficient to service its indebtedness and make anticipated capital expenditures. The Company anticipates that it may need to refinance all or a portion of its indebtedness (including the Notes) on or prior to its scheduled maturity. There can be no assurance that the Company will be able to effect any required refinancings of its indebtedness (including the Notes) on commercially reasonable terms or at all.

  On April 27, 1998, the Company announced that it had entered into a share exchange agreement with certain shareholders of CTI pursuant to which certain of CTI's shareholders have agreed to exchange their shares of CTI for shares of the Company. Upon the consummation of the exchange, the Company's ownership of CTI will increase from approximately 34.3% to approximately 80%. Consummation of the share exchange is subject to a number of significant conditions, including certain third party consents and the consummation of an initial public offering of common stock by the Company.

  In connection with the share exchange, the Company intends to offer shares of its common stock in an underwritten initial public offering during the summer of 1998. A registration statement in respect of such initial public offering has not yet been filed with the Securities and Exchange Commission and any securities offered in such initial public offering will only be offered by means of a prospectus forming a part of such a registration statement.

REPORTING REQUIREMENTS UNDER THE INDENTURE GOVERNING THE NOTES (THE
"INDENTURE")

  As of March 31, 1998, the Company does not have any Unrestricted Subsidiaries (as defined in the Indenture). The following information (as such capitalized terms are defined in the Indenture) is presented solely for the purpose of measuring compliance with respect to the terms of the Indenture; such information is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

                                                                       (IN
                                                                    THOUSANDS
                                                                   OF DOLLARS)
                                                                   -----------
   Tower Cash Flow, for the three months ended March 31, 1998.....  $  3,490
                                                                    ========
   Consolidated Cash Flow, for the twelve months ended March 31,
    1998..........................................................  $ 10,934
   Less: Tower Cash Flow, for the twelve months ended March 31,
    1998..........................................................   (12,941)
   Plus: four times Tower Cash Flow, for the three months ended
    March 31, 1998................................................    13,960
                                                                    --------
   Adjusted Consolidated Cash Flow, for the twelve months ended
    March 31, 1998................................................  $ 11,953
                                                                    ========

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from such convertible securities. SFAS 128 is effective for periods ending after December 15, 1997. The Company will adopt the requirements of SFAS 128 at such time as it has publicly held common stock.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, the company's owners. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted the requirements of SFAS 130 in its financial statements for the three months ended March 31, 1998.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997. The Company will adopt the requirements of SFAS 131 in its financial statements for the year ending December 31, 1998.

YEAR 2000 COMPLIANCE

  The Company is in the process of conducting a comprehensive review of its computer systems to identify which of its systems will have to be modified, upgraded or converted to recognize and process dates after December 31, 1999 (the "Year 2000 Issue"), and is in the initial stages of developing an implementation plan to resolve the issue. The Company expects to incur internal staff costs, as well as other expenses, related to testing and updating its systems to prepare for the Year 2000. The Company presently believes that, with modifications and upgrades to existing software and successful conversion to new software, the Year 2000 Issue will not pose significant operational problems for the Company's systems as so modified, upgraded or converted. Although the Company is in the initial phases of determining the impact of the Year 2000 Issue, the Company anticipates it will be fully Year 2000 compliant by July 1999; however, any delays or omissions by the Company or its customers, suppliers or contractors to resolve the Year 2000 Issue could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that amounts to be spent on addressing the Year 2000 Issue will not be material.

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On April 1, 1998, the stockholders of the Company unanimously approved the following matters: (i) an amendment to the Crown Castle International Corp. 1995 Stock Option Plan to increase the number of shares of Class B Common Stock reserved for awards from 1,153,000 to 2,300,000; (ii) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 11,511,109 to 12,800,000; and (iii) the re-election of the eleven existing members of the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

    27.1 Financial Data Schedule.

  (b) Reports on Form 8-K.

    The Registrant filed a Current Report on Form 8-K dated April 27, 1998 and filed with the Securities and Exchange Commission on May 6, 1998 reporting under Item 5 thereof the execution of a share exchange agreement with certain shareholders of CTI.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CROWN CASTLE INTERNATIONAL CORP.

Date : May 15, 1998                       By:    /s/ CHARLES C. GREEN, III
                                             ----------------------------------
                                                   Charles C. Green, III
                                            Executive Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)

Date : May 15, 1998                       By:    /s/ WESLEY D. CUNNINGHAM
                                             ----------------------------------
                                                   Wesley D. Cunningham
                                                 Vice President, Corporate
                                                        Controller
                                               and Chief Accounting Officer
                                              (Principal Accounting Officer)