Form 10-Q
period 1998-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 1998-08-12
CIK 1051470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


                       Commission File Number 333-43873

                            -----------------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                    76-0470458
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


            510 BERING DRIVE                                  77057
               SUITE 500                                    (Zip Code)
             HOUSTON, TEXAS
(Address of principal executive offices)


                                (713) 570-3000
             (Registrant's telephone number, including area code)

                            -----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  [X]   No  [_]

        Number of shares of common stock outstanding at August 1, 1998:
                       Class A Common Stock - 1,041,565
                       Class B Common Stock - 19,026,790

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
   Item 1.    Financial Statements
     Consolidated Balance Sheet at December 31, 1997 and June 30, 1998.......  3
     Consolidated Statement of Operations and Comprehensive Loss for the
       three and six months ended June 30, 1997 and 1998.....................  4
     Consolidated Statement of Cash Flows for the six months ended
       June 30, 1997 and 1998................................................  5
     Condensed Notes to Consolidated Financial Statements....................  6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 10

PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 18

   Item 6.  Exhibits and Reports on Form 8-K................................. 18

   Signatures................................................................ 19

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                            December 31,    June 30,
                                                                                                1997          1998
                                                                                              --------      --------
                                                                                                          (Unaudited)
                                        ASSETS
Current assets:
 Cash and cash equivalents                                                                    $ 55,078      $ 51,258
 Receivables:
   Trade, net of allowance for doubtful accounts of $177 and $212 at December 31,
    1997 and June 30, 1998, respectively                                                         9,264        10,150
   Other                                                                                           811         1,390
 Inventories                                                                                     1,322         1,233
 Prepaid expenses and other current assets                                                         681         1,350
                                                                                              --------      --------
    Total current assets                                                                        67,156        65,381
Property and equipment, net of accumulated depreciation of $4,852 and $7,882 at
 December 31, 1997 and June 30, 1998, respectively                                              81,968       131,492
Investments in affiliates                                                                       59,082        61,432
Goodwill and other intangible assets, net of accumulated amortization of $3,997 and
 $8,574 at December 31, 1997 and June 30, 1998, respectively                                   152,541       148,336
Deferred financing costs and other assets, net of accumulated amortization of $743
 and $1,134 at December 31, 1997 and June 30, 1998, respectively                                10,644        12,189
                                                                                              --------      --------
                                                                                              $371,391      $418,830
                                                                                              ========      ========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                             $  7,760      $  6,311
 Accrued compensation and related benefits                                                       1,792           847
 Other accrued liabilities                                                                       2,398         2,379
                                                                                              --------      --------
    Total current liabilities                                                                   11,950         9,537
Long-term debt                                                                                 156,293       216,869
Other liabilities                                                                                  607           822
                                                                                              --------      --------
    Total liabilities                                                                          168,850       227,228
                                                                                              --------      --------
Commitments and contingencies

Redeemable preferred stock, $.01 par value; 6,435,228 shares authorized:
 Senior Convertible Preferred Stock; 657,495 shares issued (stated at redemption
  value; aggregate liquidation value of $68,916 and $74,866, respectively)                      67,948        72,080
 Series A Convertible Preferred Stock; 1,383,333 shares issued (stated at redemption
  and aggregate liquidation value)                                                               8,300         8,300
 Series B Convertible Preferred Stock; 864,568 shares issued (stated at redemption
  and aggregate liquidation value)                                                              10,375        10,375
 Series C Convertible Preferred Stock; 3,529,832 shares issued (stated at redemption
  and aggregate liquidation value)                                                              74,126        74,126
                                                                                              --------      --------
    Total redeemable preferred stock                                                           160,749       164,881
                                                                                              --------      --------
Stockholders' equity:
 Common stock, $.01 par value; 12,800,000 shares authorized:
   Class A Common Stock; 1,041,565 shares issued                                                     2             2
   Class B Common Stock; 9,367,165 shares issued                                                    19            19
 Additional paid-in capital                                                                     58,248        58,584
 Cumulative foreign currency translation adjustment                                                562         2,319
 Accumulated deficit                                                                           (17,039)      (34,203)
                                                                                              --------      --------
    Total stockholders' equity                                                                  41,792        26,721
                                                                                              --------      --------
                                                                                              $371,391      $418,830
                                                                                              ========      ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                          ------------------       ----------------
                                                            1997       1998         1997        1998
                                                          -------     -------     -------     --------
Net revenues:
 Site rental                                              $ 1,674     $ 5,387     $ 3,341     $ 10,448
 Network services and other                                 3,097       6,143       3,424       12,919
                                                          -------     -------     -------     --------
                                                            4,771      11,530       6,765       23,367
                                                          -------     -------     -------     --------
Operating expenses:
 Costs of operations (exclusive of depreciation and
  amortization):
   Site rental                                                347       1,246         605        2,418
   Network services and other                               2,166       2,734       2,171        7,155
 General and administrative                                   980       4,965       1,491        8,768
 Corporate development                                      1,677         691       3,782        2,022
 Depreciation and amortization                                522       4,091         930        7,695
                                                          -------     -------     -------     --------
                                                            5,692      13,727       8,979       28,058
                                                          -------     -------     -------     --------
Operating loss                                               (921)     (2,197)     (2,214)      (4,691)
Other income (expense):
 Equity in earnings (losses) of unconsolidated
  affiliate                                                  (418)        624        (221)         525
 Interest and other income                                    207         664       1,508        1,370
 Interest expense and amortization of deferred
  financing costs                                            (570)     (5,321)     (1,196)     (10,027)
                                                          -------     -------     -------     --------
Loss before income taxes                                   (1,702)     (6,230)     (2,123)     (12,823)
Provision for income taxes                                     (4)       (196)        (26)        (209)
                                                          -------     -------     -------     --------
Net loss                                                   (1,706)     (6,426)     (2,149)     (13,032)
Dividends on Senior Convertible Preferred Stock                 -      (2,077)          -       (4,132)
                                                          -------     -------     -------     --------
Net loss after deduction of dividends on Senior
 Convertible Preferred Stock                              $(1,706)    $(8,503)    $(2,149)    $(17,164)
                                                          =======     =======     =======     ========
Net loss                                                  $(1,706)    $(8,503)    $(2,149)    $(17,164)
Other comprehensive income:
 Foreign currency translation adjustments                     693       1,086       1,078        1,757
                                                          -------     -------     -------     --------
Comprehensive loss                                        $(1,013)    $(7,417)    $(1,071)    $(15,407)
                                                          =======     =======     =======     ========

Loss per common share - basic and diluted                  $(0.51)     $(0.78)     $(0.64)      $(1.57)
                                                          =======     =======     =======     ========
Common shares outstanding - basic and diluted (in
 thousands)                                                 3,362      10,954       3,381       10,954
                                                          =======     =======     =======     ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     ---------------------
                                                                                       1997         1998
                                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $ (2,149)    $(13,032)
 Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
   Amortization of deferred financing costs and discount on long-term debt                 67        8,538
   Depreciation and amortization                                                          930        7,695
   Equity in losses (earnings) of unconsolidated affiliate                                221         (525)
   Changes in assets and liabilities, excluding the effects of acquisitions:
    Increase (decrease) in other liabilities                                             (212)         411
    Decrease in accounts payable                                                       (2,109)      (1,449)
    Decrease (increase) in receivables                                                  4,134       (1,465)
    Increase in inventories, prepaid expenses and other assets                           (421)      (2,145)
    Decrease in accrued interest                                                          (65)           -
                                                                                     --------     --------
      Net cash provided by (used for) operating activities                                396       (1,972)
                                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                    (918)     (52,752)
 Investments in affiliates                                                            (59,482)           -
 Acquisition of business, net of cash acquired                                         (6,094)           -
                                                                                     --------     --------
      Net cash used for investing activities                                          (66,494)     (52,752)
                                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving credit agreements                                       1,920       52,550
 Incurrence of financing costs                                                           (553)      (1,646)
 Proceeds from issuance of capital stock                                               74,183            -
 Principal payments on long-term debt                                                  (2,441)           -
 Purchase of capital stock                                                             (2,132)           -
                                                                                     --------     --------
      Net cash provided by financing activities                                        70,977       50,904
                                                                                     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    4,879       (3,820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        7,343       55,078
                                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 12,222     $ 51,258
                                                                                     ========     ========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of stockholder's Convertible Secured Subordinated Notes to Series        $  3,657    $  -
  A Convertible Preferred Stock
 Amounts recorded in connection with acquisition:
   Fair value of net assets acquired, including goodwill                               10,216            -
   Issuance of long-term debt                                                           1,872            -
   Issuance of Class B Common Stock                                                     2,250            -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                       $  1,179     $  1,464
 Income taxes paid                                                                          9          249

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 1997, and related notes thereto, included in the Registration Statement on Form S-1, as amended (Reg. No. 333-57283), filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

     The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1998, the consolidated results of operations for the three and six months ended June 30, 1997 and 1998 and consolidated cash flows for the six months ended June 30, 1997 and 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from such convertible securities. SFAS 128 is effective for periods ending after December 15, 1997. The Company has adopted the requirements of SFAS 128 in its financial statements for the year ended December 31, 1997.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in the Company's financial statements for the three months ended March 31, 1999; it is currently estimated that such charge will amount to approximately $2,000,000.

2.   ACQUISITIONS

     On May 12, 1997, the Company acquired all of the common stock of TEA Group Incorporated and TeleStructures, Inc. (collectively, "TEA"). On August 15, 1997, the Company acquired (i) substantially all of the assets, net of outstanding liabilities, of Crown Communications ("CCM") and (ii) all of the outstanding common stock of Crown Network Systems, Inc. ("CNS") and Crown Mobile Systems, Inc. ("CMS") (collectively, "Crown"). These business acquisitions were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition. On a pro forma basis as if the TEA and Crown acquisitions and the investment in Castle Transmission Services (Holdings) Ltd ("CTI") had been consummated as of January 1, 1997, the Company had consolidated net revenues and a consolidated net loss for the six months ended June 30, 1997 of $30,362,000 and $4,487,000 (a loss of $0.41 per common share), respectively. Such pro forma results reflect appropriate adjustments for depreciation and amortization, interest expense, amortization of deferred financing costs, income taxes and certain nonrecurring income and expenses recorded by the Company in connection with the investment in CTI. The pro forma information does not necessarily reflect the actual results that would have been achieved, not is it necessarily indicative of future consolidated results for the Company.

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          December 31,   June 30,
                                                              1997         1998
                                                          ------------   --------
                                                              (In thousands of
                                                                  dollars)
Senior Credit Facility                                        $  4,700    $ 57,250
10 5/8% Senior Discount Notes due 2007, net of discount        151,593     159,619
                                                              --------    --------
                                                              $156,293    $216,869
                                                              ========    ========

     Reporting Requirements Under the Indenture Governing the 10 5/8% Senior
       Discount Notes due 2007 (the "Indenture")

     As of June 30, 1998, the Company does not have any Unrestricted Subsidiaries (as defined in the Indenture). The following information (as such capitalized terms are defined in the Indenture) is presented solely for the purpose of measuring compliance with respect to the terms of the Indenture; such information is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                                    (In
                                                                                 thousands
                                                                                of dollars)
                                                                                  --------
Tower Cash Flow, for the three months ended June 30, 1998                         $  3,792
                                                                                  ========
Consolidated Cash Flow, for the twelve months ended June 30, 1998                 $  9,240
Less: Tower Cash Flow, for the twelve months ended June 30, 1998                   (14,212)
Plus: four times Tower Cash Flow, for the three months ended June 30, 1998          15,168
                                                                                  --------
Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 1998        $ 10,196
                                                                                  ========

4.   PER SHARE INFORMATION

     Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

     A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                 June 30,
                                                    -------------------     --------------------
                                                     1997        1998        1997         1998
                                                    -------     -------     -------     --------
                                                   (In thousands of dollars, except per share amounts)

Net loss                                            $(1,706)    $(6,426)    $(2,149)    $(13,032)
Dividends on Senior Convertible Preferred
 Stock                                                    -      (2,077)          -       (4,132)
                                                    -------     -------     -------     --------
Net loss applicable to common stock for basic       $(1,706)    $(8,503)    $(2,149)    $(17,164)
 and diluted computations                           =======     =======     =======     ========

Weighted-average number of common shares
 outstanding during the period for basic and
 diluted computations (in thousands)                  3,362      10,954       3,381       10,954
                                                    =======     =======     =======     ========
Loss per common share - basic and diluted           $ (0.51)    $ (0.78)    $ (0.64)    $  (1.57)
                                                    =======     =======     =======     ========

     The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 1998: (i) options to purchase 5,280,510 shares of common stock at exercise prices ranging from $.40 to $7.50 per share; (ii) warrants to purchase 1,314,990 shares of common stock at an exercise price of $7.50 per share; (iii) shares of Senior Convertible Preferred Stock which are convertible into 9,600,430 shares of common stock; and (iv) shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock which are convertible into 28,888,665 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

5.   CONTINGENCIES

     The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

6.   SUBSEQUENT EVENTS

     On April 24, 1998, the Company entered into a share exchange agreement with certain shareholders of CTI pursuant to which certain of CTI's shareholders have agreed to exchange their shares of CTI for shares of the Company. Upon the consummation of the exchange, the Company's ownership of CTI will increase from approximately 34.3% to approximately 80%. Consummation of the share exchange is subject to a number of significant conditions, including certain third party consents and the consummation of an initial public offering of common stock by the Company.

     In connection with the share exchange, the Company intends to offer shares of its common stock in an underwritten initial public offering during the summer of 1998. On June 19, 1998, a registration statement in respect of such initial public offering was filed with the Securities and Exchange Commission (as amended, the "Registration Statement") and any securities offered in such initial public offering will only be offered by means of a prospectus forming a part of such Registration Statement.

     In anticipation of such initial public offering, the Company (i) amended and restated the 1995 Stock Option Plan to, among other things, authorize the issuance of up to 18,000,000 shares of common stock pursuant to awards made thereunder and (ii) approved an amendment to its certificate of incorporation to increase the number of authorized shares of common and preferred stock to 690,000,000 shares and 10,000,000 shares, respectively, and to effect a five-for-one stock split for the shares of common stock then outstanding. The effect of the stock split has been presented retroactively in the Company's consolidated financial statements for all periods presented.

     During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares will vest upon consummation of the initial public offering and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, the Company has assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including an expected director nominee) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CTI's shareholders and at prices substantially below the expected price to the public in the initial public offering, the Company will record a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the initial public offering. Such compensation charge will total approximately $35.1 million, of which approximately $20.2 million will be recognized upon consummation of the initial public offering (for such options and shares which vest upon consummation of the initial public offering), and the remaining $14.9 million will be recognized over five years (approximately $3.0 million per year) through the second quarter of 2003.

     In July 1998, all of the holders of the Company's Senior Convertible Preferred Stock converted such shares into an aggregate of 9,629,200 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding the Company's consolidated financial condition as of June 30, 1998 and its results of operations for the three- and six-month periods ended June 30, 1997 and 1998. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses, and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to capital expenditures decisions to be made in the future by wireless communications carriers and broadcasters and the risks and uncertainties described in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-57283) (the "Registration Statement") filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Registration Statement.

RESULTS OF OPERATIONS

     In May 1997, the Company consummated the TEA Acquisition and the TeleStructures Acquisition. In August 1997, the Company consummated the Crown Merger. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, the Company's results of operations for the three and six months ended June 30, 1997 are not comparable to the results of operations for the three and six months ended June 30, 1998.

     Discussion of Three Months Ended June 30, 1998 and March 31, 1998
     As discussed above, the historical financial statements included elsewhere herein do not reflect the results of operations of the businesses of CCIC and Crown (the "Businesses") on an aggregate basis for all of the periods presented. As a result, management believes that the historical financial statements included elsewhere herein do not, by themselves, provide investors with sufficient information to adequately assess the recent trends of the Businesses. The Company is providing the following discussion of the last two quarters' results of operations, therefore, to supplement the historical financial information included elsewhere herein to assist investors in evaluating the Businesses' historical results of operations.

     Consolidated site rental revenues for the three months ended June 30, 1998 were $5.4 million, an increase of 6.4% from the three months ended March 31, 1998. This increase was primarily attributable to the addition of 34 owned and managed tower sites between March 31, 1998 and June 30, 1998. Included in these 34 additional sites are 5 towers acquired, and 2 towers constructed pursuant to the Nextel Agreement and 13 towers constructed in the greater Pittsburgh area. The Company also installed antennae for 23 new tenants on existing towers during the second quarter of 1998.

     Consolidated network services and other revenues for the three months ended June 30, 1998 were $6.1 million, a decrease of 9.3% from the three months ended March 31, 1998. This decrease was primarily attributable to lower network services revenues from TEA, partially offset by an increase in the number of completed tenant antennae installations. The Company completed 58 such installations during the second quarter of 1998, as compared to 48 during the first quarter of 1998. The Company expects demand for third-party site acquisition services to continue to decline. In addition, demand for the Company's network services fluctuates from period to period and within periods. These fluctuations are caused by a number of factors, including the timing of customers' capital expenditures, annual budgetary considerations of customers, the rate and volume of wireless communications carriers' tower build-outs, timing of existing customer contracts and general economic conditions. While such demand fluctuates, the Company must incur certain costs, such as maintaining a staff of network services employees in anticipation of future contracts, even when there may be no current business. Consequently, the operating results of the Company's network services businesses for any particular period may vary significantly, and should not be considered as necessarily being indicative of longer-term results.

     Costs of operations for site rental for the three months ended June 30, 1998 were $1.2 million, an increase of 6.3% from the three months ended March 31, 1998. This increase was primarily attributable to the additional owned and managed towers discussed above. As a percentage of site rental revenues, such costs were 23.1% for the second quarter of 1998 as compared to 23.2% for the first quarter of 1998. Costs of operations for network services for the three months ended June 30, 1998 were $2.7 million, a decrease of 38.2% from the three months ended March 31, 1998. As a percentage of network services revenues, such costs decreased to 44.5% for the second quarter of 1998 as compared to 65.2% for the first quarter of 1998. A larger proportion of the tenant antennae installations in the second quarter were on the Company's owned towers (as opposed to managed or third party towers) as compared to the first quarter, resulting in higher margins from those installations.

     General and administrative expenses for the three months ended June 30, 1998 were $5.0 million, an increase of 30.6% from the three months ended March 31, 1998. This increase was primarily attributable to higher personnel and overhead costs associated with the hiring of new employees. The Company has been increasing the size of its workforce in order to be positioned to take advantage of new business opportunities.

     Corporate development expenses for the three months ended June 30, 1998 were $0.7 million, a decrease of 48.1% from the three months ended March 31, 1998. Corporate development expenses for the three months ended March 31, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

     Discussion of Historical Operations
     The following information is derived from the Company's Consolidated Statements of Operations for the periods indicated.

                                    Three Months Ended       Three Months Ended       Six Months Ended          Six Months Ended
                                       June 30, 1997           June 30, 1998            June 30, 1997             June 30, 1998
                                  -----------------------  -----------------------  -----------------------  -----------------------
                                              Percent of               Percent of               Percent of               Percent of
                                  Amount     Net Revenues  Amount     Net Revenues  Amount     Net Revenues  Amount     Net Revenues
                                  -------    ------------  -------    ------------  -------    ------------  --------   ------------
                                                                      (Dollars in thousands)
Net revenues:
 Site rental                      $ 1,674        35.1%     $ 5,387        46.7%     $ 3,341        49.4%     $ 10,448        44.7%
 Network services and other         3,097        64.9        6,143        53.3        3,424        50.6        12,919        55.3
                                  -------       -----      -------       -----      -------       -----      --------       -----
    Total net revenues              4,771       100.0       11,530       100.0        6,765       100.0        23,367       100.0
                                  -------       -----      -------       -----      -------       -----      --------       -----
Operating expenses:
 Costs of operations:
   Site rental                        347        20.7        1,246        23.1          605        18.1         2,418        23.1
   Network services and other       2,166        69.9        2,734        44.5        2,171        63.4         7,155        55.4
                                  -------                  -------                  -------                  --------
    Total costs of operations       2,513        52.7        3,980        34.5        2,776        41.0         9,573        41.0
   General and administrative         980        20.5        4,965        43.1        1,491        22.0         8,768        37.5
   Corporate development            1,677        35.2          691         6.0        3,782        55.9         2,022         8.7
   Depreciation and amortization      522        10.9        4,091        35.5          930        13.8         7,695        32.9
                                  -------       -----      -------       -----      -------       -----      --------       -----
Operating loss                       (921)      (19.3)      (2,197)      (19.1)      (2,214)      (32.7)       (4,691)      (20.1)
Other income (expense):
 Equity in earnings (losses)
  of unconsolidated affiliate        (418)       (8.8)         624         5.4         (221)       (3.3)          525         2.2
 Interest and other income            207         4.3          664         5.8        1,508        22.3         1,370         5.9
 Interest expense and
  amortization of deferred
  financing costs                    (570)      (11.9)      (5,321)      (46.1)      (1,196)      (17.7)      (10,027)      (42.9)
                                  -------       -----      -------       -----      -------       -----      --------       -----
Loss before income taxes           (1,702)      (35.7)      (6,230)      (54.0)      (2,123)      (31.4)      (12,823)      (54.9)
Provision for income taxes             (4)       (0.1)        (196)       (1.7)         (26)       (0.4)         (209)       (0.9)
                                  -------       -----      -------       -----      -------       -----      --------       -----
Net loss                          $(1,706)      (35.8)%    $(6,426)      (55.7)%    $(2,149)      (31.8)%    $(13,032)      (55.8)%
                                  =======       =====      =======       =====      =======       =====      ========       =====

     Comparison of Three Months Ended June 30, 1998 and 1997
     Consolidated revenues for the three months ended June 30, 1998 were $11.5 million, an increase of $6.8 million from the three months ended June 30, 1997. This increase was primarily attributable to (i) a $3.7 million, or 221.8%, increase in site rental revenues which was primarily attributable to the Crown operations; and (ii) $3.5 million in network services revenues from the Crown operations, partially offset by a decrease in network services revenues from TEA.

     Costs of operations for the three months ended June 30, 1998 were $4.0 million, an increase of $1.5 million from the three months ended June 30, 1997. This increase was primarily attributable to (i) $1.7 million of network services costs related to the Crown operations and (ii) $0.9 million in site rental costs attributable to the Crown operations, partially offset by a decrease in network services costs from TEA. Costs of operations for site rental as a percentage of site rental revenues increased to 23.1% for the three months ended June 30, 1998 from 20.7% for the three months ended June 30, 1997 because of higher costs attributable to the Crown operations. Costs of operations for network services as a percentage of network services revenues decreased to 44.5% for the three months ended June 30, 1998 from 69.9% for the three months ended June 30, 1997, reflecting higher margins that are inherent in the network services business acquired with the Crown operations in August 1997 as compared to that acquired with the TEA operations in May 1997.

     General and administrative expenses for the three months ended June 30, 1998 were $5.0 million, an increase of $4.0 million from the three months ended June 30, 1997. This increase was primarily attributable to $2.7 million of expenses related to the Crown operations and $0.2 million of expenses related to the TEA operations, along with an increase in costs of $0.8 million at the Company's corporate office. General and administrative expenses as a percentage of revenues increased for the three months ended June 30, 1998 to 43.1% from 20.5% for the three months ended June 30, 1997 because of higher overhead costs as a percentage of revenues for Crown and the increase in costs at the Company's corporate office.

     Corporate development expenses for the three months ended June 30, 1998 were $0.7 million, a decrease of $1.0 million from the three months ended June 30, 1997. Corporate development expenses for the three months ended June 30, 1997 include a $1.3 million nonrecurring compensation charge associated with the CTI Investment resulting from the repurchase of shares of the Company's common stock from a member of its Board of Directors.

     Depreciation and amortization for the three months ended June 30, 1998 was $4.1 million, an increase of $3.6 million from the three months ended June 30, 1997. This increase was primarily attributable to $3.3 million of depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown Merger.

     The equity in earnings (losses) of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods beginning in March 1997. For the three months ended June 30, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $37.6 million, $6.7 million, $5.1 million and $1.9 million, respectively. Included in CTI's results of operations for such period are noncash compensation charges for approximately $0.3 million related to the issuance of stock options to certain members of CTI's management. If successful, the consummation of a share exchange agreement with certain shareholders of CTI (see "--Liquidity and Capital Resources") would accelerate the vesting of certain options granted to CTI's management and employees, resulting in additional noncash compensation charges of approximately $0.7 million.

     Interest and other income for the three months ended June 30, 1998 resulted primarily from the investment of excess proceeds from the sale of the Company's 10 5/8% Senior Discount Notes due 2007 (the "Notes") in November 1997 (the "1997 Notes Offering"). Interest and other income for the three months ended June 30, 1997 resulted primarily from the investment of excess proceeds from the sale of the Company's Series C Convertible Preferred Stock in February 1997.

     Interest expense and amortization of deferred financing costs for the three months ended June 30, 1998 was $5.3 million, an increase of $4.8 million, or 833.5%, from the three months ended June 30, 1997. This increase was primarily attributable to amortization of the original issue discount on the Notes.

     Comparison of Six Months Ended June 30, 1998 and 1997
     Consolidated revenues for the six months ended June 30, 1998 were $23.4 million, an increase of $16.6 million from the six months ended June 30, 1997. This increase was primarily attributable to (i) a $7.1 million, or 212.7%, increase in site rental revenues which was primarily attributable to the Crown operations; (ii) $0.9 million in network services revenues from TEA; and (iii) $6.8 million in network services revenues from the Crown operations.

     Costs of operations for the six months ended June 30, 1998 were $9.6 million, an increase of $6.8 million from the six months ended June 30, 1997. This increase was primarily attributable to (i) $0.4 million of network services costs related to the TEA operations; (ii) $3.7 million of network services costs related to the Crown operations; and (iii) $1.8 million in site rental costs attributable to the Crown operations. Costs of operations for site rental as a percentage of site rental revenues increased to 23.1% for the six months ended June 30, 1998 from 18.1% for the six months ended June 30, 1997 because of higher costs attributable to the Crown operations. Costs of operations for network services as a percentage of network services revenues decreased to 55.4% for the six months ended June 30, 1998 from 63.4% for the six months ended June 30, 1997, reflecting higher margins that are inherent in the network services business acquired with the Crown operations in August 1997 as compared to that acquired with the TEA operations in May 1997.

     General and administrative expenses for the six months ended June 30, 1998 were $8.8 million, an increase of $7.3 million from the six months ended June 30, 1997. This increase was primarily attributable to $4.9 million of expenses related to the Crown operations and $0.8 million of expenses related to the TEA operations, along with an increase in costs of $1.3 million at the Company's corporate office. General and administrative expenses as a percentage of revenues increased for the six months ended June 30, 1998 to 37.5% from 22.0% for the six months ended June 30, 1997 because of higher overhead costs as a percentage of revenues for Crown and the increase in costs at the Company's corporate office.

     Corporate development expenses for the six months ended June 30, 1998 were $2.0 million, a decrease of $1.8 million from the six months ended June 30, 1997. Corporate development expenses for the six months ended June 30, 1997 include nonrecurring compensation charges associated with the CTI Investment of
(i) $0.9 million for certain executive bonuses and (ii) the repurchase of shares of the Company's common stock from a member of its Board of Directors, which resulted in compensation charges of $1.3 million. Corporate development expenses for the six months ended June 30, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management. The Company expects to record non-cash compensation charges related to the issuance of stock options to certain employees and executives. Such charges are expected to amount to $20.2 million in 1998, recognized upon completion of the Company's initial public offering (see "--Liquidity and Capital Resources"), and approximately $3.0 million per year thereafter through 2003. See "--Compensation Charges Related to Stock Option Grants."

     Depreciation and amortization for the six months ended June 30, 1998 was $7.7 million, an increase of $6.8 million from the six months ended June 30, 1997. This increase was primarily attributable to (i) $6.2 million of depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown Merger; and (ii) $0.3 million of depreciation and amortization related to the property and equipment and goodwill acquired in the TEA and TeleStructures Acquisitions.

     The equity in earnings (losses) of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods beginning in March 1997. For the six months ended June 30, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $71.8 million, $11.2 million, $10.3 million and $1.5 million, respectively. Included in CTI's results of operations for such period are noncash compensation charges for approximately $3.2 million related to the issuance of stock options to certain members of CTI's management. If successful, the consummation of a share exchange agreement with certain shareholders of CTI (see "--Liquidity and Capital Resources") would accelerate the vesting of certain options granted to CTI's management and employees, resulting in additional noncash compensation charges of approximately $0.7 million.

     Interest and other income for the six months ended June 30, 1997 includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CTI. Interest income for the six months ended June 30, 1998 resulted primarily from the investment of excess proceeds from the sale of the Notes in November 1997.

     Interest expense and amortization of deferred financing costs for the six months ended June 30, 1998 was $10.0 million, an increase of $8.8 million, or 738.4%, from the six months ended June 30, 1997. This increase was primarily attributable to amortization of the original issue discount on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had consolidated cash and cash equivalents of $51.3 million, consolidated long-term debt of $216.9 million, invested capital from the issuance of its redeemable preferred stock of $164.9 million and consolidated stockholders' equity of $26.7 million.

     The Company's business strategy contemplates substantial capital expenditures in connection with (i) the expansion of its tower footprints by partnering with wireless communications carriers to assume ownership of their existing towers and by pursuing build-to-suit opportunities and (ii) to acquire existing transmission networks globally as opportunities arise. The exact amount of such capital expenditures will depend on the number of such opportunities that the Company is able to successfully consummate. The Company is currently pursuing a number of potential significant acquisitions, investments and joint venture opportunities that could require the Company to use all of the proceeds of its initial public offering and its existing cash on hand prior to the end of 1998. In connection with a site marketing agreement recently entered into between the Company and BellSouth Mobility, the Company and BellSouth have agreed to explore future arrangements relating to the ownership, utilization and management of BellSouth's tower sites throughout the United States. The Company is also intending to submit a bid in connection with an auction by a major Regional Bell Operating Company of its U.S. wireless communications infrastructure. Similarly, the Company has bid on the tower assets, which encompass more than 250 U.S. tower sites, currently being auctioned by Vanguard Cellular. In addition to these U.S. opportunities, the Company is pursuing acquisition opportunities in Australia and New Zealand, including in certain instances together with other partners. For example, the Company, together with Fay Richwhite & Company Limited and Berkshire Partners LLC, has submitted a bid in respect of a wireless communications network, including its tower infrastructure and radio frequency spectrum. If the bid is successful and the transaction is consummated, the Company anticipates that it would invest up to approximately $50.0 million for a substantial minority interest in the acquired business. The Company is also pursuing acquisition opportunities in connection with privatizations of state-owned networks. Any of the foregoing could result in an agreement with respect to a significant acquisition, investment or joint venture in the near term. However, the Company has not entered into any agreements in respect of, and believes that there are a number of competing bidders for, these opportunities. As a result, the Company does not believe that any of these acquisition opportunities have become probable. Therefore, there can be no assurance that the Company will consummate any of the foregoing transactions in the near term or at all. In addition, the Company anticipates that it will build or acquire, through the end of 1999, approximately 1,000 towers in the United States at a cost of approximately $237.0 million.

     To fund the execution of the Company's business strategy, the Company and its subsidiaries expect to use the net proceeds of the initial public offering, the borrowings available under the Senior Credit Facility and the remaining net proceeds from the 1997 Notes Offering. Whether the Company utilizes the Senior Credit Facility to finance expansion opportunities will depend upon a number of factors, including (i) the attractiveness of the opportunities, (ii) the time frame in which they are identified, (iii) the number of pre-existing projects to which the Company is committed and (iv) the Company's liquidity at the time of any potential opportunity. In the event the Company does not otherwise have cash available (from the net proceeds of the 1997 Notes Offering, the net proceeds of the initial public offering or otherwise), or borrowings under the Senior Credit Facility have otherwise been utilized, when an opportunity arises, the Company would be forced to seek additional debt or equity financing or to forego the opportunity. In the event the Company determines to seek additional debt or equity financing, there can be no assurance that any such financing will be available (on commercially acceptable terms or at all) or permitted by the terms of the Company's existing indebtedness. To the extent the Company is unable to finance future capital expenditures, it will be unable to achieve its currently contemplated business strategy.

     For the six months ended June 30, 1997 and 1998, the Company's net cash provided by (used for) operating activities was $0.4 million and $(2.0) million, respectively. Since its inception, the Company has generally funded its activities (other than its acquisitions and investments) through excess proceeds from contributions of equity capital. The Company has financed its acquisitions and investments with the proceeds from equity contributions, borrowings under the Senior Credit Facility and the issuance of promissory notes to sellers.

     Capital expenditures were $52.8 million for the six months ended June 30, 1998, of which $1.5 million was for CCIC and $51.3 million was for Crown.

     As of August 1, 1998, the Company's subsidiaries had unused borrowing availability under the Senior Credit Facility of approximately $25.0 million. The Senior Credit Facility requires the Company to maintain certain financial covenants and places restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments.

     Prior to May 15, 2003, the Company's interest expense on the Notes will be comprised solely of the accretion of original issue discount. Thereafter, the Notes will require annual cash interest payments of approximately $26.7 million. In addition, the Senior Credit Facility will require periodic interest payments on amounts borrowed thereunder. The Company's ability to make scheduled payments of principal of, or to pay interest on, its debt obligations, and its ability to refinance any such debt obligations (including the Notes), will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. As discussed above, the Company's business strategy contemplates substantial acquisitions and capital expenditures in connection with the expansion of its tower footprints. There can be no assurance that the Company will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings, equity contributions or loans from affiliates will be available in an amount sufficient to service its indebtedness and make anticipated capital expenditures. The Company anticipates that it may need to refinance all or a portion of its indebtedness (including the Notes) on or prior to its scheduled maturity. There can be no assurance that the Company will be able to effect any required refinancings of its indebtedness (including the Notes) on commercially reasonable terms or at all.

     On April 24, 1998, the Company entered into a share exchange agreement with certain shareholders of CTI pursuant to which certain of CTI's shareholders have agreed to exchange their shares of CTI for shares of the Company. Upon the consummation of the exchange, the Company's ownership of CTI will increase from approximately 34.3% to approximately 80%. Consummation of the share exchange is subject to a number of significant conditions, including certain third party consents and the consummation of an initial public offering of common stock by the Company.

     In connection with the share exchange, the Company intends to offer shares of its common stock in an underwritten initial public offering during the summer of 1998. On June 19, 1998, the Registration Statement in respect of such initial public offering was filed with the Securities and Exchange Commission and any securities offered in such initial public offering will only be offered by means of a prospectus forming a part of such Registration Statement.

     In July 1998, all of the holders of the Company's Senior Convertible Preferred Stock converted such shares into an aggregate of 9,629,200 shares of the Company's common stock.

REPORTING REQUIREMENTS UNDER THE INDENTURE GOVERNING THE NOTES (THE "INDENTURE")

     As of June 30, 1998, the Company does not have any Unrestricted Subsidiaries (as defined in the Indenture). The following information (as such capitalized terms are defined in the Indenture) is presented solely for the purpose of measuring compliance with respect to the terms of the Indenture; such information is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

                                                                                       (In thousands
                                                                                        of dollars)
                                                                                       -------------
     Tower Cash Flow, for the three months ended June 30, 1998                            $  3,792
                                                                                          ========
     Consolidated Cash Flow, for the twelve months ended June 30, 1998                    $  9,240
     Less: Tower Cash Flow, for the twelve months ended June 30, 1998                      (14,212)
     Plus: four times Tower Cash Flow, for the three months ended June 30, 1998             15,168
                                                                                          --------
     Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 1998           $ 10,196
                                                                                          ========

COMPENSATION CHARGES RELATED TO STOCK OPTION GRANTS

     During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares will vest upon consummation of the initial public offering and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, the Company has assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including an expected director nominee) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CTI's shareholders and at prices substantially below the expected price to the public in the initial public offering, the Company will record a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the initial public offering. Such compensation charge will total approximately $35.1 million, of which approximately $20.2 million will be recognized upon consummation of the initial public offering (for such options and shares which vest upon consummation of the initial public offering), and the remaining $14.9 million will be recognized over five years (approximately $3.0 million per year) through the second quarter of 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock or potential common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are convertible into common stock. Dilutive EPS reflects the potential dilution from such convertible securities. SFAS 128 is effective for periods ending after December 15, 1997. The Company has adopted the requirements of SFAS 128 in its financial statements for the year ended December 31, 1997.

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

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in the Company's financial statements for the three months ended March 31, 1999; it is currently estimated that such charge will amount to approximately $2,000,000.

YEAR 2000 COMPLIANCE

     The Company is in the process of conducting a comprehensive review of its computer systems to identify which of its systems will have to be modified, upgraded or converted to recognize and process dates after December 31, 1999 (the "Year 2000 Issue"), and is in the initial stages of developing an implementation plan to resolve the issue. The Company expects to incur internal staff costs, as well as other expenses, related to testing and updating its systems to prepare for the Year 2000. The Company presently believes that, with modifications and upgrades to existing software and successful conversion to new software, the Year 2000 Issue will not pose significant operational problems for the Company's systems as so modified, upgraded or converted. Although the Company is in the initial phases of determining the impact of the Year 2000 Issue, the Company anticipates it will be fully Year 2000 compliant by September 1, 1999; however, any delays or omissions by the Company or its customers, suppliers or contractors to resolve the Year 2000 Issue could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that amounts to be spent on addressing the Year 2000 Issue will not be material.

                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

     On April 24, 1998, the stockholders of the Company unanimously approved the following matters: (i) various terms and agreements related to the share exchange agreement with certain shareholders of CTI; and (ii) all necessary actions on the part of the Company in order to consummate the initial public offering of its common stock and the share exchange agreement.

     On August 7, 1998, the stockholders of the Company unanimously approved the following matters: (i) various terms of the share exchange agreement with certain shareholders of CTI in relation to shares and options held by certain officers of the Company and CTI; (ii) the Company's restated Certificate of Incorporation to take effect upon consummation of the initial public offering and the share exchange agreement; (iii) a five-for-one stock split for outstanding shares of the Company's common stock; and (iv) an amendment to the Crown Castle International Corp. 1995 Stock Option Plan to, among other things, authorize the issuance of up to 18,000,000 shares of common stock pursuant to awards made thereunder.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          11.1  Computation of Net Loss Per Common Share
          27.1  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K:

     The Registrant filed a Current Report on Form 8-K dated April 27, 1998 and filed with the Securities and Exchange Commission on May 6, 1998 reporting under
Item 5 thereof the execution of a share exchange agreement with certain shareholders of CTI.

     The Registrant filed a Current Report on Form 8-K dated June 19, 1998 and filed with the Securities and Exchange Commission on June 22, 1998 reporting under Item 5 thereof the filing of the Registration Statement for the initial public offering of the Registrant's common stock.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CROWN CASTLE INTERNATIONAL CORP.


Date:  August 11, 1998        By: /s/ CHARLES C. GREEN, III
                                  --------------------------------
                                  Charles C. Green, III
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

Date: August 11, 1998         By: /s/ WESLEY D. CUNNINGHAM
                                  --------------------------------
                                  Wesley D. Cunningham
                                  Vice President, Corporate Controller
                                  and Chief Accounting Officer
                                  (Principal Accounting Officer)