Form 10-Q
period 1998-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 1998-11-16
CIK 1051470

-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q
                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


                       Commission File Number 333-43873

                            ----------------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter)


           Delaware                                       76-0470458
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

          510 Bering Drive                                 77057-1457
             Suite 500                                     (Zip Code)
           Houston, Texas
(Address of principal executive offices)


                                (713) 570-3000
             (Registrant's telephone number, including area code)

                          --------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .

   Yes  [X]   No  [_]

       Number of shares of common stock outstanding at November 1, 1998:
                           Common Stock - 82,907,223
                       Class A Common Stock - 11,340,000
-------------------------------------------------------------------------------

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX


PART I - FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----
 Item 1.  Financial Statements
   Consolidated Balance Sheet at December 31, 1997 and September 30, 1998.........   3
   Consolidated Statement of Operations and Comprehensive Loss for the three
    and nine months ended September 30, 1997 and 1998.............................   4
   Consolidated Statement of Cash Flows for the nine months ended
    September 30, 1997 and 1998...................................................   5
   Condensed Notes to Consolidated Financial Statements...........................   6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations...........................................................  12

PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.....................  22

 Item 6.  Exhibits and Reports on Form 8-K........................................  22

 Signatures.......................................................................  23


               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                                        December 31,   September  30,
                                                                           1997             1998
                                                                           ----             ----
                                                                                         (Unaudited)
                                 ASSETS
Current assets:
 Cash and cash equivalents                                               $ 55,078       $  201,349
 Receivables:
   Trade, net of allowance for doubtful accounts of $177 and $232 at
    December 31, 1997 and September 30, 1998, respectively                  9,264           33,834
   Other                                                                      811              665
 Inventories                                                                1,322            5,209
 Prepaid expenses and other current assets                                    681            2,883
                                                                         --------       ----------
    Total current assets                                                   67,156          243,940
Property and equipment, net of accumulated depreciation of $4,852 and
 $13,180 at December 31, 1997 and September 30, 1998, respectively         81,968          544,486
Investments in affiliates                                                  59,082            2,221
Goodwill and other intangible assets, net of accumulated amortization of $3,997 and $12,633 at December 31, 1997 and September 30, 1998,
 respectively                                                             152,541          563,706
Deferred financing costs and other assets, net of accumulated amortization of $743 and $1,441 at December 31, 1997 and September
 30, 1998, respectively                                                    10,644           15,586
                                                                         --------       ----------
                                                                         $371,391       $1,369,939
                                                                         ========       ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $  7,760       $   30,271
 Accrued compensation and related benefits                                  1,792            2,122
 Accrued interest                                                               -            9,998
 Deferred rental revenues and other accrued liabilities                     2,398           34,958
                                                                         --------       ----------
    Total current liabilities                                              11,950           77,349
Long-term debt                                                            156,293          494,324
Other liabilities                                                             607            4,620
                                                                         --------       ----------
    Total liabilities                                                     168,850          576,293
                                                                         --------       ----------

Commitments and contingencies

Minority interests                                                              -           38,529
Redeemable preferred stock, $.01 par value; 10,000,000 shares authorized (none issued at September 30, 1998):
 Senior Convertible Preferred Stock; 657,495 shares issued at
  December 31, 1997 (stated at redemption value; aggregate
  liquidation value of $68,916)                                            67,948                -
 Series A Convertible Preferred Stock; 1,383,333 shares issued at
  December 31, 1997 (stated at redemption and aggregate liquidation
  value)                                                                    8,300                -
 Series B Convertible Preferred Stock; 864,568 shares issued at
  December 31, 1997 (stated at redemption and aggregate liquidation
  value)                                                                   10,375                -
 Series C Convertible Preferred Stock; 3,529,832 shares issued at
  December 31, 1997 (stated at redemption and aggregate liquidation
  value)                                                                   74,126                -
                                                                         --------       ----------
    Total redeemable preferred stock                                      160,749                -
                                                                         --------       ----------
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized:
   Class A Common Stock; shares issued: December 31, 1997 - 1,041,565
    and September 30, 1998 - none                                               2                -
   Class B Common Stock; shares issued: December 31, 1997 - 9,367,165
    and September 30,  1998 - none                                             19                -
   Common Stock; shares issued: December 31, 1997 - none and
    September 30, 1998 - 82,548,545                                             -              825
   Class A Common Stock; shares issued: December 31, 1997 - none and
    September 30, 1998 - 11,340,000                                             -              113
 Additional paid-in capital                                                58,248          800,973
 Cumulative foreign currency translation adjustment                           562            5,069
 Accumulated deficit                                                      (17,039)         (51,863)
                                                                         --------       ----------
    Total stockholders' equity                                             41,792          755,117
                                                                         --------       ----------
                                                                         $371,391       $1,369,939
                                                                         ========       ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)


                                              Three Months Ended      Nine Months Ended
                                                September 30,            September 30,
                                            --------------------     --------------------
                                              1997        1998         1997        1998
                                            ---------- ---------     ---------- ---------
Net revenues:
 Site rental and broadcast
  transmission                              $ 3,402     $ 18,008     $ 6,743     $ 28,456
 Network services and other                   8,079       10,886      11,503       23,805
                                            -------     --------     -------     --------
                                             11,481       28,894      18,246       52,261
                                            -------     --------     -------     --------
Operating expenses:
 Costs of operations (exclusive of
 depreciation and amortization):
  Site rental and broadcast
   transmission                                 817        5,980       1,422        8,398
  Network services and other                  5,016        7,079       7,187       14,234
 General and administrative                   2,350        6,254       3,841       15,022
 Corporate development                          872          816       4,654        2,838
 Non-cash compensation charges                    -       11,361           -       11,361
 Depreciation and amortization                2,365        9,410       3,295       17,105
                                            -------     --------     -------     --------
                                             11,420       40,900      20,399       68,958
                                            -------     --------     -------     --------
Operating income (loss)                          61      (12,006)     (2,153)     (16,697)
Other income (expense):
 Equity in earnings (losses) of
  unconsolidated affiliate                     (968)       1,530      (1,189)       2,055
 Interest and other income (expense)             98          923       1,606        2,293
 Interest expense and amortization of
  deferred financing costs                   (3,172)      (7,554)     (4,368)     (17,581)
                                            -------     --------     -------     --------
Loss before income taxes and minority
 interests                                   (3,981)     (17,107)     (6,104)     (29,930)
Provision for income taxes                      (20)          (9)        (46)        (218)
Minority interests                                -         (328)          -         (328)
                                            -------     --------     -------     --------
Net loss                                     (4,001)     (17,444)     (6,150)     (30,476)
Dividends on Senior Convertible
 Preferred Stock                               (461)        (216)       (461)      (4,348)
                                            -------     --------     -------     --------
Net loss after deduction of dividends
 on Senior Convertible Preferred Stock      $(4,462)    $(17,660)    $(6,611)    $(34,824)
                                            =======     ========     =======     ========
Net loss                                    $(4,001)    $(17,444)    $(6,150)    $(30,476)
Other comprehensive income:
 Foreign currency translation adjustments    (1,624)       2,750        (546)       4,507
                                            -------     --------     -------     --------
Comprehensive loss                          $(5,625)    $(14,694)    $(6,696)    $(25,969)
                                            =======     ========     =======     ========
Loss per common share - basic and diluted    $(0.62)      $(0.33)     $(1.42)      $(1.38)
                                            =======     ========     =======     ========
Common shares outstanding - basic and
 diluted (in thousands)                       7,254       53,879       4,672       25,262
                                            =======     ========     =======     ========


           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                     -------------------
                                                                                                      1997         1998
                                                                                                     ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                           $ (6,150)    $(30,476)
 Adjustments to reconcile net loss to net cash provided by (used  for) operating activities:
   Depreciation and amortization                                                                       3,295       17,105
   Amortization of deferred financing costs and discount on long-term debt                               112       13,069
   Non-cash compensation charges                                                                           -       11,361
   Minority interests                                                                                      -          328
   Equity in losses (earnings) of unconsolidated affiliate                                             1,189       (2,055)
   Changes in assets and liabilities, excluding the effects of acquisitions:
    Increase (decrease) in deferred rental revenues and other liabilities                               (191)       3,550
    Decrease (increase) in receivables                                                                 2,709       (5,464)
    Increase in inventories, prepaid expenses and other assets                                          (670)      (3,311)
    Decrease in accounts payable                                                                      (3,129)        (644)
    Increase (decrease) in accrued interest                                                              774         (111)
                                                                                                    --------     --------
      Net cash provided by (used for) operating activities                                            (2,061)       3,352
                                                                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                                 (5,295)     (77,728)
 Acquisitions of businesses, net of cash acquired                                                    (32,460)         997
 Investments in affiliates                                                                           (59,487)           -
                                                                                                    --------     --------
      Net cash used for investing activities                                                         (97,242)     (76,731)
                                                                                                    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock                                                             103,236      149,097
 Net borrowings under revolving credit agreements                                                      7,471       72,712
 Incurrence of financing costs                                                                          (732)      (1,699)
 Purchase of capital stock                                                                            (2,132)        (884)
 Principal payments on long-term debt                                                                 (2,788)           -
                                                                                                    --------     --------
      Net cash provided by financing activities                                                      105,055      219,226
                                                                                                    --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                    -          424
                                                                                                    --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              5,752      146,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       7,343       55,078
                                                                                                    --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $ 13,095     $201,349
                                                                                                    ========     ========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Conversion of stockholder's Convertible Secured Subordinated  Notes to Series A Convertible
  Preferred Stock                                                                                   $  3,657    $       -
 Amounts recorded in connection with acquisitions:
   Fair value of net assets acquired, including goodwill and  other intangible assets                195,733      417,703
   Issuance of long-term debt                                                                         78,102            -
   Assumption of long-term debt                                                                       27,982            -
   Issuance of common stock                                                                           56,777      418,700
   Amounts due to seller                                                                                 412            -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                                      $  3,309     $  4,984
 Income taxes paid                                                                                        23          286

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

     The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1998, the consolidated results of operations for the three and nine months ended September 30, 1997 and 1998 and consolidated cash flows for the nine months ended September 30, 1997 and 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in the Company's financial statements for the three months ended March 31, 1999; it is currently estimated that such charge will amount to approximately $2,300,000.

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

     On April 24, 1998, the Company entered into a share exchange agreement with certain shareholders of Castle Transmission Services (Holdings) Ltd ("CTI") pursuant to which certain of CTI's shareholders agreed to exchange their shares of CTI for shares of the Company. On August 18, 1998, the exchange was consummated and the Company's ownership of CTI increased from approximately 34.3% to 80%. The Company issued 20,867,700 shares of its Common Stock and 11,340,000 shares of its Class A Common Stock, with such shares valued at an aggregate of $418,700,000 (based on the price per share to the public in the Company's initial public offering as discussed in Note 4). The Company recognized goodwill of $343,898,000 in connection with this transaction, which was accounted for as an acquisition using the purchase method. CTI's results of operations and cash flows are included in the consolidated financial statements for the period subsequent to the date the exchange was consummated.

     The following unaudited pro forma summary presents consolidated results of operations for the Company as if (i) the TEA and Crown acquisitions had been consummated as of January 1, 1997 and (ii) the share exchange with CTI's shareholders had been consummated as of January 1 for both 1997 and 1998. Appropriate adjustments have been reflected for depreciation and amortization, interest expense, amortization of deferred financing costs, income taxes and certain nonrecurring income and expenses recorded by the Company in connection with the investment in CTI in 1997. The pro forma information does not necessarily reflect the actual results that would have been achieved, not is it necessarily indicative of future consolidated results for the Company.

                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                          1997         1998
                                                          ----         ----
                                                       (In thousands of dollars,
                                                       except per share amounts)

Net revenues                                            $135,745     $149,224
Net loss                                                 (24,641)     (39,218)
Loss per common share - basic and diluted                  (0.43)       (0.60)

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          December  31,   September 30,
                                                               1997           1998
                                                          -------------   -------------
                                                            (In thousands of dollars)

Senior Credit Facility                                         $  4,700    $ 69,000
10 5/8% Senior Discount Notes due 2007, net of discount         151,593     163,803
CTI Credit Facility                                                   -      56,294
9% Guaranteed Bonds due 2007                                          -     205,227
                                                               --------    --------
                                                               $156,293    $494,324
                                                               ========    ========

     Reporting Requirements Under the Indenture Governing the 10 5/8% Senior
       Discount Notes due 2007 (the "Indenture")

     The following information (as such capitalized terms are defined in the Indenture) is presented solely as a requirement of the Indenture; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

     Upon consummation of the share exchange with CTI's shareholders (see Note
2), which increased the Company's ownership interest in CTI to 80%, the Company designated CTI as an Unrestricted Subsidiary. In addition, the net proceeds from the Company's initial public offering of common stock (see Note 4) were placed into a newly formed subsidiary that was also designated as an Unrestricted Subsidiary. Prior to these transactions, the Company did not have any Unrestricted Subsidiaries. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                                        September 30, 1998
                                               -------------------------------------
                                                Company and
                                                Restricted     Unrestricted   Consolidated
                                                Subsidiaries   Subsidiaries      Total
                                                ------------  -------------   ------------
                                                        (In thousands of dollars)

Cash and cash equivalents                       $ 34,116       $  167,233       $  201,349
Other current assets                              16,051           26,540           42,591
Property and equipment, net                      142,211          402,275          544,486
Goodwill and other intangible assets, net        146,115          417,591          563,706
Other assets, net                                 15,600            2,207           17,807
                                                --------       ----------       ----------
                                                $354,093       $1,015,846       $1,369,939
                                                ========       ==========       ==========

Current liabilities                             $ 11,183       $   66,166       $   77,349
Long-term debt                                   232,803          261,521          494,324
Other liabilities                                    684            3,936            4,620
Minority interests                                     -           38,529           38,529
Stockholders' equity                             109,423          645,694          755,117
                                                --------       ----------       ----------
                                                $354,093       $1,015,846       $1,369,939
                                                ========       ==========       ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                      Three Months Ended September 30, 1998          Nine Months Ended September 30, 1998
                                ----------------------------------------------    ------------------------------------------
                                  Company and                                    Company and
                                   Restricted    Unrestricted   Consolidated      Restricted    Unrestricted   Consolidated
                                 Subsidiaries    Subsidiaries     Total          Subsidiaries    Subsidiaries     Total
                                 ------------    ------------   ------------     ------------    ------------   -----------
                                                                     (In thousands of dollars)
Net revenues                      $ 14,626         $14,268     $ 28,894            $ 37,993        $14,268       $ 52,261
Costs of operations (exclusive
 of depreciation and
 amortization)                       6,804           6,255       13,059              16,377          6,255         22,632
General and administrative           5,502             752        6,254              14,270            752         15,022
Corporate  development                 816              --          816               2,838              -          2,838
Non-cash compensation
 charges                             9,384           1,977       11,361               9,384          1,977         11,361
Depreciation and
 amortization                        4,347           5,063        9,410              12,042          5,063         17,105
                                  --------         -------     --------            --------        -------       --------
Operating income  (loss)           (12,227)            221      (12,006)            (16,918)           221        (16,697)

Equity in earnings
 of unconsolidated affiliate         1,530               -        1,530               2,055              -          2,055
Interest and other
 income (expense)                       16             907          923               1,386            907          2,293
Interest expense and
 amortization of deferred
 financing costs                    (5,877)         (1,677)      (7,554)            (15,904)        (1,677)       (17,581)
Provision for income taxes              (9)              -           (9)               (218)             -           (218)
Minority interests                       -            (328)        (328)                  -           (328)          (328)
                                  --------         -------     --------            --------        -------       --------
Net loss                          $(16,567)        $  (877)    $(17,444)           $(29,599)       $  (877)      $(30,476)
                                  ========         =======     ========            ========        =======       ========

     Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows:

                                                                        (In
                                                                     thousands
                                                                         of
                                                                      dollars)
                                                                     ---------
Tower Cash Flow, for the three months ended September 30, 1998        $  3,560
                                                                      ========
Consolidated Cash Flow, for the twelve months ended September
  30, 1998                                                            $  7,571
Less: Tower Cash Flow, for the twelve months ended September 30,
  1998                                                                 (14,564)
Plus: four times Tower Cash Flow, for the three months ended
  September 30, 1998                                                    14,240
                                                                     ---------
Adjusted Consolidated Cash Flow, for the twelve months ended
  September 30, 1998                                                  $  7,247
                                                                      ========
4. STOCKHOLDERS' EQUITY

     On August 18, 1998, the Company consummated its initial public offering of common stock at a price to the public of $13 per share (the "Offering"). The Company sold 12,320,000 shares of its common stock and received proceeds of $151,043,000 (after underwriting discounts of $9,117,000 but before other expenses of the Offering, which are expected to total approximately $3,800,000). The net proceeds from the Offering are currently invested in short-term investments.

     In anticipation of the Offering, the Company (i) amended and restated the 1995 Stock Option Plan to, among other things, authorize the issuance of up to 18,000,000 shares of common stock pursuant to awards made thereunder and (ii) approved an amendment to its certificate of incorporation to increase the number of authorized shares of common and preferred stock to 690,000,000 shares and 10,000,000 shares, respectively,

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and to effect a five-for-one stock split for the shares of common stock then outstanding. The effect of the stock split has been presented retroactively in the Company's consolidated financial statements for all periods presented.

     During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the Offering and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, the Company has assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a newly-elected director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CTI's shareholders and at prices substantially below the price to the public in the Offering, the Company has recorded a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the Offering. Such compensation charge will total approximately $18.4 million, of which approximately $10.6 million was recognized upon consummation of the Offering (for such options and shares which vested upon consummation of the Offering), and the remaining $7.8 million is being recognized over five years (approximately $1.6 million per year) through the second quarter of 2003. An additional $1.6 million in non-cash compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CTI's management prior to the consummation of the share exchange.

     In July 1998, all of the holders of the Company's Senior Convertible Preferred Stock converted such shares into an aggregate of 9,629,200 shares of the Company's common stock. Upon consummation of the Offering, all of the holders of the Company's then-existing shares of Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock converted such shares into an aggregate of 39,842,290 shares of the Company's common stock.

5. PER SHARE INFORMATION

     Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                              -----------------                 -----------------
                                              1997         1998                 1997         1998
                                              ----         ----                 ----         ----
                                                      (In thousands of dollars, except per
                                                                share amounts)
Net loss                                    $(4,001)    $(17,444)             $(6,150)    $(30,476)
Dividends on Senior Convertible
 Preferred Stock                               (461)        (216)                (461)      (4,348)
                                            -------     --------              -------     --------
Net loss applicable to common stock
 for basic and diluted computations         $(4,462)    $(17,660)             $(6,611)    $(34,824)
                                            =======     ========              =======     ========
Weighted-average number of common
 shares outstanding during the
 period for basic and diluted
 computations (in thousands)                  7,254       53,879                4,672       25,262
                                            =======     ========              =======     ========
Loss per common share - basic and diluted   $ (0.62)    $  (0.33)             $ (1.42)    $  (1.38)
                                            =======     ========              =======     ========

     The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of September 30, 1998: (i) options to purchase 16,254,142 shares of common stock at exercise prices ranging from $.40 to $13.00 per share; (ii) warrants to purchase 1,314,990 shares of common stock at an exercise price of $7.50 per share; and (iii) shares of CTI stock which are convertible into 17,443,500 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

6. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding the Company's consolidated financial condition as of September 30, 1998 and its results of operations for the three- and nine-month periods ended September 30, 1997 and 1998. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses, and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to capital expenditures decisions to be made in the future by wireless communications carriers and broadcasters and the risks and uncertainties described in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-57283) (the "Registration Statement") filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registration Statement. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Registration Statement.

  RESULTS OF OPERATIONS

     In May 1997, the Company consummated the TEA Acquisition and the TeleStructures Acquisition. In August 1997, the Company consummated the Crown Merger. In August 1998, the Company consummated a share exchange with the shareholders of CTI, pursuant to which the Company's ownership of CTI increased from approximately 34.3% to 80%. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, the Company's results of operations for the three and nine months ended September 30, 1997 are not comparable to the results of operations for the three and nine months ended September 30, 1998.

     Discussion of Pro Forma Results of Operations

     As discussed above, the historical financial statements included elsewhere herein do not reflect the results of operations of the businesses of CCIC, Crown and CTI (the "Businesses") on an aggregate basis for all of the periods presented. As a result, management believes that the historical financial statements included elsewhere herein do not, by themselves, provide investors with sufficient information to adequately assess the recent trends of the Businesses. The Company is providing the following discussion of the last two quarters' and the last nine months' pro forma results of operations, therefore, to supplement the historical financial information included elsewhere herein to assist investors in evaluating the Businesses' historical results of operations.

     The pro forma results of operations discussed below have been derived from the historical results of operations of the Company for the three months ended September 30, 1998 and June 30, 1998, and for the nine months ended September 30, 1998, and are adjusted to include CTI's results of operations for periods prior to the consummation of the share exchange with the shareholders of CTI. The pro forma results of operations do not purport to present the combined results of operations that the Businesses would have achieved had they been under common ownership and control during such periods, nor are they indicative of the results of operations that may be achieved in the future. The acquisitions of the acquired businesses (including CTI) by CCIC resulted in new bases of accounting whereby the assets and liabilities of the acquired businesses were adjusted to their fair values on their respective dates of acquisition pursuant to Accounting Principles Board Opinion No. 16. To the extent such adjustments resulted in charges to depreciation and amortization expense, such charges do not enter into the determination of costs of operations, general and administrative expenses or corporate development expenses.

     Discussion of Three Months Ended September 30, 1998 and June 30, 1998

     Revenues for the three months ended September 30, 1998 were $54.3 million, an increase of $5.2 million from the three months ended June 30, 1998. This increase was primarily attributable to (i) a $3.3 million, or 8.8%, increase in site rental and broadcast transmission revenues, of which $3.0 million was attributable to CTI and $0.3 million was attributable to the Crown operations; and (ii) a $3.0 million increase in network services revenues from the Crown operations, partially offset by a $0.9 million decrease in network services revenues from CTI. The increase in site rental and broadcast transmission revenues at CTI was primarily due to additional digital broadcast transmission sites coming into service. The increase in site rental revenues at Crown was primarily due to the addition of 51 towers during the third quarter of 1998. Crown added 50 new tenant leases during the third quarter of 1998, compared to 43 new tenant leases during the second quarter of 1998. The increase in network services revenues at Crown was attributable to the completion of 148 tenant antennae installations during the third quarter of 1998, compared to 58 such installations during the second quarter of 1998. The decrease in network services revenues at CTI was attributable to a decrease in the number of completed projects during the third quarter of 1998 as compared to the second quarter of 1998.

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

     Costs of operations for the three months ended September 30, 1998 were $24.0 million, an increase of $1.7 million from the three months ended June 30, 1998. This increase was primarily attributable to a $2.3 million increase in network services costs related to the Crown operations, offset by a $0.8 million decrease in site rental and broadcast transmission costs. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 36.9% for the third quarter of 1998 from 42.2% for the second quarter of 1998; this improvement in margins was due to lower costs at CTI, where a greater proportion of engineering staff cost was incurred in connection with digital terrestrial transmission projects and capitalized. Costs of operations for network services as a percentage of network services revenues increased to 65.2% for the third quarter of 1998 from 55.6% for the second quarter of 1998, primarily due to lower margins from the Crown operations. Margins from the Crown network services operations decreased as a result of increasingly competitive market conditions.

     General and administrative expenses for the three months ended September 30, 1998 were $7.1 million, a decrease of $0.2 million from the three months ended June 30, 1998. General and administrative expenses as a percentage of revenues decreased to 13.0% for the third quarter of 1998 from 14.8% from the second quarter of 1998, primarily due to lower expenses at CTI.

     Discussion of Nine Months Ended September 30, 1998

     Revenues for the nine months ended September 30, 1998 were $149.2 million, consisting of (i) $113.2 million in site rental and broadcast transmission revenues and (ii) $36.0 million in network services and other revenues. Site rental and broadcast transmission revenues from CTI amounted to $97.0 million, or 85.7% of total site rental and broadcast transmission revenues. Network services revenues from CTI, the Crown operations and the TEA operations amounted to $14.5 million, $13.3 million and $4.8 million, respectively.

     Costs of operations for the nine months ended September 30, 1998 were $66.4 million, consisting of (i) $44.3 million in site rental and broadcast transmission costs and (ii) $22.1 million in network services and other costs. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues were 39.1% (41.5% at CTI and 25.3% at Crown). Costs of operations for network services as a percentage of network services revenues were 61.4%.

     General and administrative expenses for the nine months ended September 30, 1998 were $20.0 million. General and administrative expenses as a percentage of revenues were 13.4%.

     Corporate development expenses for the nine months ended September 30, 1998 were $2.8 million, or 1.9% of revenues. Such costs are incurred primarily at the Company's corporate office.

     Discussion of Historical Results of Operations
     The following information is derived from the Company's Consolidated Statements of Operations for the periods indicated.

                                   Three Months Ended     Three Months Ended     Nine Months Ended      Nine Months Ended
                                   September 30, 1997     September 30, 1998     September 30, 1997     September 30, 1998
                                 ---------------------   --------------------   --------------------     -------------------
                                           Percent of             Percent of             Percent of             Percent of
                                 Amount   Net Revenues   Amount  Net Revenues   Amount  Net Revenues    Amount  Net Revenues
                                 ------   ------------   ------  ------------   ------  ------------    ------  ------------
                                                                      (Dollars in thousands)
Net revenues:
 Site rental and broadcast
  transmission                  $  3,402      29.6%   $  18,008     62.3%       $  6,743      37.0%    $  28,456      54.4%
 Network services and other        8,079      70.4       10,886     37.7          11,503      63.0        23,805      45.6
                                --------     -----    ---------    -----        --------     -----     ---------     -----
    Total net revenues            11,481     100.0       28,894    100.0          18,246     100.0        52,261     100.0
                                --------     -----    ---------    -----        --------     -----     ---------     -----
Operating expenses:
 Costs of operations:
   Site rental and broadcast
    transmission                     817      24.0        5,980     33.2           1,422      21.1         8,398      29.5
   Network services and other      5,016      62.1        7,079     65.0           7,187      62.5        14,234      59.8
                                --------              ---------                 --------               ---------
    Total costs of operations      5,833      50.8       13,059     45.2           8,609      47.2        22,632      43.3
 General and administrative        2,350      20.5        6,254     21.7           3,841      21.0        15,022      28.8
 Corporate development               872       7.6          816      2.8           4,654      25.5         2,838       5.4
 Non-cash compensation
  charges                              -         -       11,361     39.3               -         -        11,361      21.7
 Depreciation and
  amortization                     2,365      20.6        9,410     32.6           3,295      18.1        17,105      32.7
                                --------     -----    ---------    -----        --------     -----     ---------     -----
Operating income (loss)               61       0.5      (12,006)   (41.6)         (2,153)    (11.8)      (16,697)    (31.9)
Other income (expense):
Equity in earnings (losses)
 of unconsolidated affiliate        (968)     (8.4)       1,530      5.3          (1,189)     (6.5)        2,055       3.9
 Interest and other income
  (expense)                           98       0.8          923      3.2           1,606       8.8         2,293       4.4
 Interest expense and
  amortization of deferred
  financing costs                 (3,172)    (27.6)      (7,554)   (26.1)         (4,368)    (23.9)      (17,581)    (33.7)
                                --------     -----    ---------    -----        --------     -----     ---------     -----
Loss before income taxes and
 minority interests               (3,981)    (34.7)     (17,107)   (59.2)         (6,104)    (33.4)      (29,930)    (57.3)
Provision for income taxes           (20)     (0.2)          (9)    (0.1)            (46)     (0.3)         (218)     (0.4)
Minority interests                     -         -         (328)    (1.1)              -         -          (328)     (0.6)
                                --------     -----    ---------    -----        --------     -----     ---------     -----
Net loss                        $ (4,001)    (34.9)%  $ (17,444)   (60.4)%      $ (6,150)    (33.7)%   $ (30,476)    (58.3)%
                                ========     =====    =========    =====        ========     =====     =========     =====

     Comparison of Three Months Ended September 30, 1998 and 1997

     Consolidated revenues for the three months ended September 30, 1998 were $28.9 million, an increase of $17.4 million from the three months ended September 30, 1997. This increase was primarily attributable to (i) a $14.6 million, or 429.3%, increase in site rental and broadcast transmission revenues, of which $12.3 million was attributable to CTI and $2.3 million was attributable to the Crown operations; (ii) a $3.6 million increase in network services revenues from the Crown operations, partially offset by a $3.1 million decrease in network services revenues from TEA ; and (iii) $1.9 million in network services revenues from CTI.

     Costs of operations for the three months ended September 30, 1998 were $13.1 million, an increase of $7.2 million from the three months ended September 30, 1997. This increase was primarily attributable to (i) a $5.2 million increase in site rental and broadcast transmission costs, of which $4.3 million was attributable to CTI and $0.9 million was attributable to the Crown operations; (ii) a $2.6 million increase in network services costs related to the Crown operations, offset by a $2.7 million decrease in network services costs from TEA; and (iii) $1.9 million in network services costs from CTI. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 33.2% for the three months ended September 30, 1998 from 24.0% for the three months ended September 30, 1997 because of higher costs attributable to the CTI and Crown operations. Costs of operations for network services as a percentage of network services revenues increased to 65.0% for the three months ended September 30, 1998 from 62.1% for the three months ended September 30, 1997, primarily due to lower margins from the Crown and CTI operations. Margins from the Crown network services operations decreased for the three months ended September 30, 1998 as a result of increasingly competitive market conditions.

     General and administrative expenses for the three months ended September 30, 1998 were $6.3 million, an increase of $3.9 million from the three months ended September 30, 1997. This increase was primarily attributable to (i) a $2.2 million increase in expenses related to the Crown operations; (ii) a $0.7 million increase in expenses at the Company's corporate office; and (iii) $0.8 million in expenses at CTI. General and administrative expenses as a percentage of revenues increased for the three months ended September 30, 1998 to 21.7% from 20.5% for the three months ended September 30, 1997 because of higher overhead costs as a percentage of revenues for Crown and TEA and the increase in costs at the Company's corporate office.

     Corporate development expenses for the three months ended September 30, 1998 were $0.8 million, compared to $0.9 million for the three months ended September 30, 1997.

     The Company has recorded non-cash compensation charges of $11.4 million related to the issuance of stock options to certain employees and executives. Such charges are expected to amount to approximately $1.6 million per year through the second quarter of 2003. See "--Compensation Charges Related to Stock Option Grants."

     Depreciation and amortization for the three months ended September 30, 1998 was $9.4 million, an increase of $7.0 million from the three months ended September 30, 1997. This increase was primarily attributable to (i) $5.1 million of depreciation and amortization related to the property and equipment and goodwill from CTI; and (ii) a $1.7 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown Merger.

     The equity in earnings (losses) of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods from March 1997 through August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the two months ended August 31, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $25.4 million, $7.4 million, $3.1 million and $4.5 million, respectively. Included in CTI's results of operations for such period are noncash compensation charges for approximately $0.6 million related to the issuance of stock options to certain members of CTI's management.

     Interest and other income for the three months ended September 30, 1998 resulted primarily from (i) the investment of excess proceeds from the sale of the Company's 10 5/8% Senior Discount Notes due 2007 (the "Notes") in November 1997 (the "1997 Notes Offering"); and (ii) the investment of the net proceeds from the Offering (see "--Liquidity and Capital Resources").

     Interest expense and amortization of deferred financing costs for the three months ended September 30, 1998 was $7.6 million, an increase of $4.4 million, or 138.1%, from the three months ended September 30, 1997. This increase was primarily attributable to amortization of the original issue discount on the Notes and interest on CTI's indebtedness.

     Minority interests represent the minority shareholder's 20% interest in CTI's operations.

     Comparison of Nine Months Ended September 30, 1998 and 1997
     Consolidated revenues for the nine months ended September 30, 1998 were $52.3 million, an increase of $34.0 million from the nine months ended September 30, 1997. This increase was primarily attributable to (i) a $21.7 million, or 322.0%, increase in site rental and broadcast transmission revenues, of which $12.3 million was attributable to CTI and $9.4 million was attributable to the Crown operations; (ii) a $10.4 million increase in network services revenues from the Crown operations, partially offset by a $2.2 million decrease in network services revenues from TEA; and (iii) $1.9 million in network services revenues from CTI.

     Costs of operations for the nine months ended September 30, 1998 were $22.6 million, an increase of $14.0 million from the nine months ended September 30, 1997. This increase was primarily attributable to (i) a $7.0 million increase in site rental and broadcast transmission costs, of which $4.3 million was attributable to CTI and $2.7 million was attributable to the Crown operations;
(ii) a $6.4 million increase in network services costs related to the Crown operations, partially offset by a $2.3 million decrease in network services costs from TEA;

and (iii) $1.9 million in network services costs from CTI. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 29.5% for the nine months ended September 30, 1998 from 21.1% for the nine months ended September 30, 1997 because of higher costs attributable to the CTI and Crown operations. Costs of operations for network services as a percentage of network services revenues decreased to 59.8% for the nine months ended September 30, 1998 from 62.5% for the nine months ended September 30, 1997, primarily due to improved margins from the TEA operations. Margins from the Crown network services operations decreased for the nine months ended September 30, 1998 as a result of increasingly competitive market conditions.

     General and administrative expenses for the nine months ended September 30, 1998 were $15.0 million, an increase of $11.2 million from the nine months ended September 30, 1997. This increase was primarily attributable to (i) a $7.1 million increase in expenses related to the Crown operations; (ii) a $0.8 million increase in expenses related to the TEA operations; (iii) a $2.0 million increase in expenses at the Company's corporate office; and (iv) $0.8 million in expenses at CTI. General and administrative expenses as a percentage of revenues increased for the nine months ended September 30, 1998 to 28.8% from 21.0% for the nine months ended September 30, 1997 because of higher overhead costs as a percentage of revenues for Crown and TEA and the increase in costs at the Company's corporate office.

     Corporate development expenses for the nine months ended September 30, 1998 were $2.8 million, a decrease of $1.8 million from the nine months ended September 30, 1997. Corporate development expenses for the nine months ended September 30, 1997 include nonrecurring compensation charges associated with the CTI Investment of (i) $0.9 million for certain executive bonuses and (ii) the repurchase of shares of the Company's common stock from a member of its Board of Directors, which resulted in compensation charges of $1.3 million. Corporate development expenses for the nine months ended September 30, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

     The Company has recorded non-cash compensation charges of $11.4 million related to the issuance of stock options to certain employees and executives. Such charges are expected to amount to approximately $1.6 million per year through the second quarter of 2003. See "--Compensation Charges Related to Stock Option Grants."

     Depreciation and amortization for the nine months ended September 30, 1998 was $17.1 million, an increase of $13.8 million from the nine months ended September 30, 1997. This increase was primarily attributable to (i) an $8.0 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown Merger;
(ii) $5.1 million of depreciation and amortization related to the property and equipment and goodwill from CTI; and (iii) a $0.3 million increase in depreciation and amortization related to the property and equipment and goodwill acquired in the TEA and TeleStructures Acquisitions.

     The equity in earnings (losses) of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods from March 1997 through August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the eight months ended August 31, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $97.2 million, $18.6 million, $13.4 million and $6.0 million, respectively. Included in CTI's results of operations for such period are noncash compensation charges for approximately $3.8 million related to the issuance of stock options to certain members of CTI's management.

     Interest and other income for the nine months ended September 30, 1997 includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CTI. Interest income for the nine months ended September 30, 1998 resulted primarily from (i) the investment of excess proceeds from the sale of the Notes in November 1997; and (ii) the investment of the net proceeds from the Offering (see "--Liquidity and Capital Resources").

     Interest expense and amortization of deferred financing costs for the nine months ended September 30, 1998 was $17.6 million, an increase of $13.2 million, or 302.5%, from the nine months ended September 30, 1997. This increase was primarily attributable to amortization of the original issue discount on the Notes and interest on CTI's indebtedness.

     Minority interests represent the minority shareholder's 20% interest in CTI's operations.

  LIQUIDITY AND CAPITAL RESOURCES

     On August 18, 1998, the Company consummated the Offering at a price to the public of $13 per share. The Company sold 12,320,000 shares of its common stock and received proceeds of $151.0 million (after underwriting discounts of $9.1 million but before other expenses of the Offering, which are expected to total approximately $3.8 million). The net proceeds from the Offering are currently invested in short-term investments.

     On April 24, 1998, the Company entered into a share exchange agreement with certain shareholders of CTI pursuant to which such CTI shareholders agreed to exchange their shares of CTI for shares of the Company. On August 18, 1998, the exchange was consummated and the Company's ownership of CTI increased from approximately 34.3% to 80%. The Company issued 20,867,700 shares of its Common Stock and 11,340,000 shares of its Class A Common Stock, with such shares valued at an aggregate of $418.7 million (based on the price per share to the public in the Offering). The Company recognized goodwill of $343.9 million in connection with this transaction, which was accounted for as an acquisition using the purchase method. CTI's results of operations and cash flows are included in the consolidated financial statements for the period subsequent to the date the exchange was consummated.

     As of September 30, 1998, the Company had consolidated cash and cash equivalents of $201.3 million (including $18.2 million at CTI), consolidated long-term debt of $494.3 million and consolidated stockholders' equity of $755.1 million.

     The Company's business strategy contemplates substantial capital expenditures in connection with (i) the expansion of its tower footprints by partnering with wireless communications carriers to assume ownership of their existing towers and by pursuing build-to-suit opportunities and (ii) to acquire existing transmission networks globally as opportunities arise. The exact amount of such capital expenditures will depend on the number of such opportunities that the Company is able to successfully consummate. The Company is currently pursuing potential significant acquisitions, investments and joint venture opportunities that could require the Company to use all of the proceeds of the Offering and its other cash on hand prior to the end of 1998. For example, the Company has submitted a bid in connection with an auction by a major Regional Bell Operating Company of its U.S. wireless communications infrastructure. In addition to such U.S. opportunities, the Company is pursuing acquisition opportunities in Australia and New Zealand, including in certain instances together with other partners. The Company is also pursuing acquisition opportunities in connection with privatizations of state-owned networks. Any of the foregoing could result in an agreement with respect to a significant acquisition, investment or joint venture in the near term. However, there can be no assurance that the Company will consummate any of the foregoing transactions in the near term or at all.

     In addition, the Company anticipates that it will build, through the end of 1999, approximately 700 towers in the United States at a cost of approximately $158.0 million and approximately 200 towers in the United Kingdom at a cost of approximately $23.0 million. The Company also expects that the capital expenditure requirements related to the rollout of digital broadcast transmission in the United Kingdom will be approximately (Pounds)110.0 million ($187.0 million).

     On October 8, 1998, the Company acquired all of the outstanding shares of Millennium Communications Limited ("Millennium"), a company which develops, owns and operates telecommunications towers and related assets in the United Kingdom. Millennium currently owns 102 tower sites and will be operated as a subsidiary of CTI. The purchase price of $14.5 million consists of $9.8 million in cash (of which $7.2 million has been paid to date), the assumption of $2.4 million in outstanding debt and 358,678 shares of the Company's common stock valued at $2.3 million (based on the market value of the stock on the acquisition date). In addition, the purchase agreement provides for the issuance of an additional 229,921 shares of the Company's common stock to the sellers upon the achievement of certain operational objectives.

     To fund the execution of the Company's business strategy, the Company and its subsidiaries expect to use the net proceeds of the Offering, the borrowings available under the Senior Credit Facility, the borrowings available under the CTI Credit Facility and the remaining net proceeds from the 1997 Notes Offering. Whether the Company utilizes the Senior Credit Facility and the CTI Credit Facility to finance expansion opportunities will depend upon a number of factors, including (i) the attractiveness of the opportunities, (ii) the time frame in which they are identified, (iii) the number of pre-existing projects to which the Company is committed and (iv) the Company's liquidity at the time of any potential opportunity. In the event the Company does not otherwise have cash available (from the net proceeds of the 1997 Notes Offering, the net proceeds of the Offering or otherwise), or borrowings under the Senior Credit Facility or the CTI Credit Facility have otherwise been utilized, when an opportunity arises, the Company would be forced to seek additional debt or equity financing or to forego the opportunity. In the event the Company determines to seek additional debt or equity financing, there can be no assurance that any such financing will be available (on commercially acceptable terms or at all) or permitted by the terms of the Company's existing indebtedness. To the extent the Company is unable to finance future capital expenditures, it will be unable to achieve its currently contemplated business strategy.

     For the nine months ended September 30, 1997 and 1998, the Company's net cash provided by (used for) operating activities was ($2.1 million) and $3.4 million, respectively. Since its inception, the Company has generally funded its activities (other than its acquisitions and investments) through excess proceeds from contributions of equity capital. The Company has financed its acquisitions and investments with the proceeds from equity contributions, borrowings under the Senior Credit Facility and the issuance of promissory notes to sellers. Since its inception, CTI has generally funded its activities (other than the acquisition of the BBC Home Service Transmission Business) through cash provided by operations and borrowings under the CTI Credit Facility. CTI financed the acquisition of the BBC Home Service Transmission Business with the proceeds from equity contributions and the issuance of the CTI Bonds.

      Capital expenditures were $77.7 million for the nine months ended September 30, 1998, of which $3.4 million was for CCIC, $62.1 million was for Crown and $12.2 million was for CTI.

     As of November 1, 1998, the Company's subsidiaries had no significant unused borrowing availability under the Senior Credit Facility. The Senior Credit Facility requires the Company to maintain certain financial covenants and places restrictions on the ability of the Company and its subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments.

     As of November 1, 1998, CTI had unused borrowing availability under the CTI Credit Facility of approximately (Pounds)30.0 million ($50.2 million). The CTI Credit Facility requires CTI to maintain certain financial covenants and places restrictions on the ability of CTI to, among other things, incur debt and liens, pay dividends, make capital distributions, make acquisitions, undertake transactions with affiliates and make investments.

     Prior to May 15, 2003, the Company's interest expense on the Notes will be comprised solely of the accretion of original issue discount. Thereafter, the Notes will require annual cash interest payments of approximately $26.7 million. In addition, the Senior Credit Facility, the CTI Credit Facility and the CTI Bonds will require periodic interest payments on amounts borrowed thereunder. The Company's ability to make scheduled payments of principal of, or to pay interest on, its debt obligations, and its ability to refinance any such debt obligations (including the Notes and the CTI Bonds), will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. As discussed above, the Company's business strategy contemplates substantial acquisitions and capital expenditures in connection with the expansion of its tower footprints. There can be no assurance that the Company will generate sufficient cash flow from operations in the future, that anticipated revenue growth will be realized or that future borrowings, equity contributions or loans from affiliates will be available in an amount sufficient to service its indebtedness and make anticipated capital expenditures. The Company anticipates that it may need to refinance all or a portion of its indebtedness (including the Notes and the CTI Bonds) on or prior to its scheduled maturity. There can be no assurance that the Company will be able to effect any required refinancings of its indebtedness (including the Notes and the CTI Bonds) on commercially reasonable terms or at all.

     In July 1998, all of the holders of the Company's Senior Convertible Preferred Stock converted such shares into an aggregate of 9,629,200 shares of the Company's common stock. Upon consummation of the Offering, all of the holders of the Company's then-existing shares of Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock converted such shares into an aggregate of 39,842,290 shares of the Company's common stock.

  REPORTING REQUIREMENTS UNDER THE INDENTURE GOVERNING THE NOTES (THE
 "INDENTURE")

     The following information (as such capitalized terms are defined in the Indenture) is presented solely as a requirement of the Indenture; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

     Upon consummation of the share exchange with CTI's shareholders, which increased the Company's ownership interest in CTI to 80%, the Company designated CTI as an Unrestricted Subsidiary. In addition, the net proceeds from the Offering were placed into a newly formed subsidiary that was also designated as an Unrestricted Subsidiary. Prior to these transactions, the Company did not have any Unrestricted Subsidiaries. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                                        September 30, 1998
                                             ------------------------------------------
                                              Company and
                                              Restricted    Unrestricted   Consolidated
                                             Subsidiaries   Subsidiaries      Total
                                             ------------------------------------------
                                                     (In thousands of dollars)


Cash and cash equivalents                       $ 34,116    $  167,233    $  201,349
Other current assets                              16,051        26,540        42,591
Property and equipment, net                      142,211       402,275       544,486
Goodwill and other intangible assets, net        146,115       417,591       563,706
Other assets, net                                 15,600         2,207        17,807
                                                --------    ----------    ----------
                                                $354,093    $1,015,846    $1,369,939
                                                ========    ==========    ==========

Current liabilities                             $ 11,183    $   66,166    $   77,349
Long-term debt                                   232,803       261,521       494,324
Other liabilities                                    684         3,936         4,620
Minority interests                                     -        38,529        38,529
Stockholders' equity                             109,423       645,694       755,117
                                                --------    ----------    ----------
                                                $354,093    $1,015,846    $1,369,939
                                                ========    ==========    ==========

                                        Three Months Ended September 30, 1998      Nine Months Ended September 30, 1998
                                     ----------------------------------------   ----------------------------------------
                                     Company and                                Company and
                                     Restricted   Unrestricted  Consolidated    Restricted   Unrestricted  Consolidated
                                     Subsidiaries  Subsidiaries    Total        Subsidiaries  Subsidiaries    Total
                                     ------------  ------------  ------------   ------------  ------------  ------------
                                                                  (In thousands of dollars)
Net revenues                          $ 14,626      $14,268     $ 28,894        $ 37,993        $14,268      $ 52,261
Costs of operations (exclusive
 of depreciation and amortization)       6,804        6,255       13,059          16,377          6,255        22,632
General and administrative               5,502          752        6,254          14,270            752        15,022
Corporate development                      816            -          816           2,838              -         2,838
Non-cash compensation charges            9,384        1,977       11,361           9,384          1,977        11,361
Depreciation and amortization            4,347        5,063        9,410          12,042          5,063        17,105
                                      --------      -------     --------        --------        -------      --------
Operating income  (loss)               (12,227)         221      (12,006)        (16,918)           221       (16,697)
Equity in earnings of unconsolidated
 affiliate                               1,530            -        1,530           2,055              -         2,055
Interest and other income
  (expense)                                 16          907          923           1,386            907         2,293
Interest expense  and amortization
 of deferred financing costs            (5,877)      (1,677)      (7,554)        (15,904)        (1,677)      (17,581)
Provision for  income taxes                 (9)           -           (9)           (218)             -          (218)
Minority interests                           -         (328)        (328)              -           (328)         (328)
                                      --------      -------     --------        --------        -------      --------
Net loss                              $(16,567)     $  (877)    $(17,444)       $(29,599)       $  (877)     $(30,476)
                                      ========      =======     ========        ========        =======      ========

     Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows:

                                                                                         (In thousands
                                                                                          of dollars)
                                                                                         -------------
Tower Cash Flow, for the three months ended September 30, 1998                              $  3,560
                                                                                            ========
Consolidated Cash Flow, for the twelve months ended September 30, 1998                      $  7,571
Less: Tower Cash Flow, for the twelve months ended September 30, 1998                        (14,564)
Plus: four times Tower Cash Flow, for the three months ended  September 30, 1998              14,240
                                                                                            --------
Adjusted Consolidated Cash Flow, for the twelve months ended  September 30, 1998            $  7,247
                                                                                            ========


  COMPENSATION CHARGES RELATED TO STOCK OPTION GRANTS

     During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the Offering and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, the Company has assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a newly-elected director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CTI's shareholders and at prices substantially below the price to the public in the Offering, the Company has recorded a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the Offering. Such compensation charge will total approximately $18.4 million, of which approximately $10.6 million was recognized upon consummation of the Offering (for such options and shares which vested upon consummation of the Offering), and the remaining $7.8 million is being recognized over five years (approximately $1.6 million per year) through the second quarter of 2003. An additional $1.6 million in non-cash compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CTI's management prior to the consummation of the share exchange.

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

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in the Company's financial statements for the three months ended March 31, 1999; it is currently estimated that such charge will amount to approximately $2,300,000.

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

        None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CROWN CASTLE INTERNATIONAL CORP.


Date: November 16, 1998         By:     /s/ CHARLES C. GREEN, III
                                    -------------------------------------
                                            Charles C. Green, III
                                           Executive Vice President
                                         and Chief Financial Officer
                                        (Principal Financial Officer)

Date: November 16, 1998         By:     /s/ WESLEY D. CUNNINGHAM
                                    -------------------------------------
                                            Wesley D. Cunningham
                                    Vice President, Corporate Controller
                                        and Chief Accounting Officer
                                       (Principal Accounting Officer)