Form 10-K
period 1998-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 1999-03-17
CIK 1051470

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

                               ----------------
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                          COMMISSION FILE NO. 0-24737

                        CROWN CASTLE INTERNATIONAL CORP.
             (exact name of registrant as specified in its charter)

                Delaware                               76-0470458
                                        (I.R.S. Employer Identification Number)
     (State or other jurisdictionof
     incorporation or organization)

                               ----------------

              510 Bering Drive
               Suite 500
              Houston, TX                             775057-1457
                                                       (Zip Code)
(Address of principal executive office)


                                 (713) 570-3000
              (Registrant's Telephone Number, Including Area Code)


   Title of Each Class of Securities

  Registered Pursuant to Section 12(g)              Name of Exchange
     of the Securities Exchange Act               on Which Registered
                of 1934                            ----------------
           ----------------


                                           The NASDAQ Stock Market's National
      Common Stock, $.01 par value                       Market

 Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act
                                 of 1934: NONE.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $349.1 million as of March 15, 1999.

                    Applicable Only to Corporate Registrants

     As of March 15, 1999 there were 94,905,902 shares outstanding (excluding as of such date 17,044,168 shares of common stock issuable upon exercise of options with a weighted average price of $7.06 per share).

                      Documents Incorporated by Reference

     The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                PART I
 Item 1.   Business............................................      1
 Item 2.   Properties..........................................     34
 Item 3.   Legal Proceedings...................................     34
           Submissions of Matters to a Vote of Security
 Item 4.   Holders.............................................     34
                               PART II
 Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.................................     35
 Item 6.   Selected Historical Financial Data..................     36
 Item 7.   Management's Discussion and Analysis of Results of
           Operations and Financial Condition..................     38
 Item 7A.  Qualitative and Quantitative Disclosures about
           Market Risks........................................     52
 Item 8.   Financial Statements and Supplementary Data.........     53
 Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.................     82
                               PART III
 Item 10.  Directors and Executive Officers of the Registrant..     83
 Item 11.  Executive Compensation..............................     83
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management..........................................     83
 Item 13.  Certain Relationships and Related Transactions......     83
                               PART IV
 Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.........................................     84

                                     PART I

Item 1. Business

Overview

   Crown Castle International Corp. is a leading owner and operator of wireless communications and broadcast transmission infrastructure. As of December 31, 1998, we owned or managed 1,474 towers, including 609 towers in the United States and Puerto Rico and 865 towers in the United Kingdom. Our customers currently include many of the world's major wireless communications and broadcast companies, including Bell Atlantic Mobile, BellSouth, AT&T Wireless, Nextel and the BBC.

   Our strategy is to use our leading domestic and international position to capture the growing consolidation and build-out opportunities created by:

  .  the outsourcing of towers by major wireless carriers;
  . the need for existing wireless carriers to expand coverage and improve capacity;
  . the additional demand for towers created by new entrants into the wireless communications industry;
  . the privatization of state-run broadcast transmission networks; and . the introduction of new digital broadcast transmission technology and wireless technologies.

   Our two main businesses are leasing antenna space on wireless and broadcast multi-tenant towers and operating broadcast transmission networks. We also provide complementary services to our customers, including network design, radio frequency engineering, site acquisition, site development and construction, antenna installation and network management and maintenance. We believe that our end-to-end service capabilities are a key competitive advantage in forming strategic partnerships to acquire large wireless and broadcast tower portfolios and in winning tower construction mandates.

   Our primary business in the United States is the leasing of antenna space to wireless carriers under long-term contracts. We believe that by owning and managing large tower clusters we are able to offer customers the ability to fulfill rapidly and efficiently their network expansion plans across particular markets or regions. Our acquisition strategy has been focused on adding tower clusters. For example, we have entered into agreements with BAM and BellSouth that, upon completion, will allow us to control and operate substantially all the towers in their 850 MHz networks in the eastern, southwestern and midwestern United States.

   Our primary business in the United Kingdom is the operation of television and radio broadcast transmission networks. Our towers provide broadcast coverage to 99% of the population and substantially all of the major metropolitan markets. In 1997, we acquired the BBC's national broadcast transmission infrastructure and network services. Following the acquisition of the BBC's tower infrastructure, we were awarded long-term contracts to provide the BBC and other broadcasters analog and digital transmission services. We also lease antenna space to wireless operators in the United Kingdom on the towers we acquired from the BBC and from various wireless carriers. We believe that our broadcast towers are uniquely situated in locations that wireless carriers seeking to lease antenna space find particularly desirable.

   We believe our towers are attractive to a diverse range of wireless communications industries, including PCS, cellular, ESMR, SMR, paging, and fixed microwave, as well as radio and television broadcasting. In the United States our major customers include AT&T Wireless, Aerial, BAM, BellSouth, Motorola, Nextel, PageNet and Sprint PCS. In the United Kingdom our major customers include the BBC, Cellnet, Dolphin, NTL, ONdigital, One2One, Orange, Virgin Radio and Vodafone.

   We have embarked on a major construction program for our customers to enhance our tower footprint. In 1998, we constructed 231 towers at an aggregate cost of approximately $46.0 million, and had begun construction of an additional 72 towers as of December 31, 1998. In 1999, we plan to construct between 800 and 1,100 towers at an estimated aggregate cost between $150.0 million and $200.0 million for wireless carriers such as BAM, BellSouth and Nextel. The actual number of towers built may be outside that range depending on acquisition opportunities and potential build-to-suit contracts from large wireless carriers. In addition, we were selected to build and operate the world's first digital terrestrial television system in the United Kingdom.

Growth Strategy

   Our objective is to become the premier global provider of wireless communications and broadcast transmission infrastructure and related services. Our experience in establishing and expanding our existing tower footprints, our experience in owning and operating both analog and digital transmission networks, our significant relationships with wireless carriers and broadcasters and our ability to offer customers our in-house technical and operational expertise, uniquely position us to capitalize on global growth opportunities. The key elements of our business strategy are to:

  . Maximize Utilization of Tower Capacity. We are seeking to take advantage of the substantial operating leverage of our site rental business by increasing the number of antenna leases on our owned and managed communications sites. We believe that many of our towers have significant capacity available for additional antenna space rental and that increased utilization of our tower capacity can be achieved at low incremental cost. For example, prior to our purchase of the BBC's broadcast transmission network in 1997, the rental of available antenna capacity on the BBC's premier tower sites was not actively marketed to third parties. We believe there is substantial demand for such capacity. In addition, we believe that the extra capacity on our tower footprints in the United States and the United Kingdom will be highly desirable to new entrants into the wireless communications industry. Such carriers are able to launch service quickly and relatively inexpensively by designing the deployment of their networks based on our attractive existing tower footprints. Further, we intend to selectively build and acquire additional towers to improve the coverage of our existing tower footprints to further increase their attractiveness. We intend to use targeted sales and marketing techniques to increase utilization of and investment return on our existing, newly constructed and acquired towers.

  . Leverage Expertise of U.S. and U.K. Personnel to Capture Global Growth Strategy. We are seeking to leverage the skills of our personnel in the United States and the United Kingdom. We believe that our ability to manage networks, including the transmission of signals, will be an important competitive advantage in our pursuit of global growth opportunities, as evidenced by the BBC transaction and the proposed One2One, BAM, BellSouth and Powertel transactions described herein. With our wireless communications and broadcast transmission network design and radio frequency engineering expertise, we are well positioned (1) to partner with major wireless carriers to assume ownership of their existing towers, (2) to provide build-to-suit towers for wireless carriers and broadcasters and (3) to acquire existing broadcast transmission networks that are being privatized around the world.

  . Partner with Wireless Carriers to Assume Ownership of their Existing Towers. In addition to the proposed joint venture with BAM and the proposed transaction with BellSouth, we are continuing to seek to partner with other major wireless carriers to assume ownership of their existing towers directly or through joint ventures or control their towers through contractual arrangements. We believe the primary criteria of such carriers in selecting a company to own and operate their wireless communications infrastructure will be the company's perceived capability to maintain the integrity of their networks, including their transmission signals. Therefore, we believe that those companies with a proven track record of providing end-to-end services will be best positioned to successfully acquire access to such wireless communications infrastructure. We believe that similar opportunities will arise globally as the wireless communications industry further expands.

  . Provide Build-to-Suit Towers for Wireless Carriers and Broadcasters. As wireless carriers continue to expand and fill-in their service areas, they will require additional communications sites and will have to build new towers where co-location is not available. Similarly, the introduction of digital terrestrial television broadcasting in the United States will require the construction of new broadcast towers to accommodate new digital transmission equipment and analog transmission equipment displaced from existing towers. We are aggressively pursuing these build-to-suit opportunities, leveraging on our ability to offer end-to-end services.

  . Acquire Existing Broadcast Transmission Networks. In 1997, CTI successfully acquired the privatized domestic broadcast transmission network of the BBC. In addition, we are implementing the roll-out of digital television transmission services throughout the United Kingdom. As a result of this experience, we are well positioned to acquire other state-owned analog and digital broadcast transmission networks globally when opportunities arise. These state-owned broadcast transmission networks typically enjoy premier sites giving an acquirer the ability to offer unused antenna capacity to new and existing radio and television broadcasters and wireless carriers, as well as to install new technologies such as digital terrestrial transmission services. In addition, our experience in broadcast transmission services allows us to consider, when attractive opportunities arise, acquiring wireless transmission networks as well as the acquisition of associated wireless communications infrastructure. We are currently pursuing international acquisition and privatization opportunities, including a bid in connection with the state-run auction of Australia's National Transmission Network.

  . Continue to Decentralize Management Functions. In order to better manage our tower lease-up efforts and build-out programs, and in anticipation of the continued growth of our tower footprint throughout the United States, we have begun and plan to continue decentralizing some management and operational functions. To that end, in addition to our Pittsburgh operating headquarters and regional office, we have opened and staffed five regional offices, including Houston, Louisville, Phoenix, Albany and Puerto Rico. Upon consummation of the proposed transactions described herein (the "Proposed Transactions") we plan to add 10 additional regional offices, five in connection with the Proposed BAM JV, three in connection with the Proposed BellSouth Transaction and two in connection with the Proposed Powertel Acquisition (each as defined below). The principal responsibilities of these offices are to manage the leasing of tower space on a regional basis through a dedicated local sales force, to maintain the towers already located in the region and to implement our build-to-suit commitments in the area. We believe that by moving a significant amount of our operating personnel to regional offices we will be better able to strengthen our relationship with regional carriers, serve our customers more effectively and identify additional build-to-suit opportunities with local and regional carriers.

The Company

   CCIC is a holding company that conducts all of its business through its subsidiaries. CCIC's two principal operating subsidiaries are CCI, through which it conducts its U.S. operations, and CTI, through which it conducts its U.K. operations.

U.S. Operations

 Overview


   Our primary business focus in the United States is the leasing of antenna space on multiple tenant towers and rooftops to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we maintain in-house expertise in, and offer our customers, infrastructure and network support services that include network design and communication site selection, site acquisition, site development and construction and antenna installation.

   We lease antenna space to our customers on our owned and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site rental leases that generally range in length from three to five years. Our U.S. customers include such companies as AT&T Wireless, Aerial Communications, AirTouch Cellular, Arch

Communications, Bell Atlantic Mobile, BellSouth Mobility, Cellular One, Federal Express, Lucent Technologies, Motorola, Nextel, Nokia, PageNet, Skytel, Sprint PCS and TSR Wireless, as well as private network operators and various federal and local government agencies, such as the FBI, the IRS and the U.S. Postal Service.

   At December 31, 1998, without giving effect to the Proposed Transactions, we owned or managed 609 towers and 78 rooftop sites in the United States and Puerto Rico. These towers and rooftop sites are located in western Pennsylvania (primarily in and around the greater Pittsburgh area), in the southwestern United States (primarily in western Texas), across Puerto Rico and along I-95 in North Carolina and South Carolina.

   We are actively seeking to enter into arrangements with other major wireless carriers and independent tower operators to acquire additional tower footprints. We believe that, like BAM, BellSouth and Powertel, other wireless carriers will seek to enter into contractual arrangements with independent tower carriers, such as us, for the ownership or control of their tower footprints.

   We also plan to leverage CCI's network design expertise to construct new towers. We plan to build towers in areas where carriers' signals fail to transmit in their coverage area. The areas, commonly known as "dead zones", are attractive tower locations. When population density and perceived demand are such that we believe the economics of constructing such towers are justified, we build towers that can accommodate multiple tenants. The multiple tenant design of these towers obviates the need for expensive and time consuming modifications to upgrade undersized towers, saving critical capital and time for carriers facing time-to-market constraints. The towers are also designed to easily add additional customers, and the equipment shelters are built to accommodate another floor for new equipment and air conditioning units when additional capacity is needed. The tower site is zoned for multiple carriers at the time the tower is constructed to allow new carriers to quickly utilize the site. In addition, the towers, equipment shelters and site compounds are engineered to protect and maintain the structural integrity of the site.

 Site Rental

   In the United States, we rent antenna space on our owned and managed towers and rooftops to a variety of carriers operating cellular, PCS, SMR, ESMR, paging and other networks.

   Tower Site Rental. We lease space to our customers on our owned and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower (as provided in our network services programs) and also receive monthly rental payments from customers payable under site leases. In the United States, the majority of our outstanding customer leases, and the new leases typically entered into by us, have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based on the Consumer Price Index.

   We also provide a range of site maintenance services in order to support and enhance our site rental business. We believe that by offering services such as antenna, base station and tower maintenance and security monitoring, we are able to offer quality services to retain our existing customers and attract future customers to our communication sites. We were the first site management company in the United States selected by a major wireless communications company to exclusively manage its tower network and market the network to other carriers for co-location.

   The following table describes, without giving effect to the Proposed Transactions, our top ten revenue producing towers in the United States and Puerto Rico:

                                                                       December
                                                             Number of   1998
                                                              Tenant   Monthly
  Name                                Location   Height (ft)  Leases   Revenue
  ----                                --------   ----------- --------- --------
Crane.............................. Pennsylvania     450         99     $67,372
Bluebell........................... Pennsylvania     300        110      54,555
Monroeville........................ Pennsylvania     500         63      39,315
Lexington.......................... Kentucky         500         89      38,644
Sandia Crest....................... New Mexico       140         16      26,984
Greensburg......................... Pennsylvania     375         40      26,932
Cranberry.......................... Pennsylvania     400         44      26,455
Cerro de Punta..................... Puerto Rico      220         37      24,988
Beaver............................. Pennsylvania     500         43      25,360
El Yunque.......................... Puerto Rico      200         34      23,500
                                                                ---    --------
  Total.....................................................    575    $354,105
                                                                ===    ========

   We have existing master lease agreements with AT&T Wireless, Aerial Communications, BAM, Nextel and Sprint PCS, among others, which provide certain terms (including economic terms) that govern new leases entered into by such parties during the term of their master lease agreements, including the lease of space on towers in the Pittsburgh major trading area ("Pittsburgh MTA"), which includes greater Pittsburgh and parts of Ohio, West Virginia and western Pennsylvania. Each of the Aerial Communications and Sprint PCS agreements has a 10-year master lease term through December 2006, with one 10-year and one five-year renewal period. Rents are adjusted periodically based on the cumulative Consumer Price Index. Nextel's master lease agreement with the Company has a 10-year master lease term through October 2006, with two 10-year renewal options. We have also entered into an independent contractor agreement with Nextel. The BAM agreement has a 25-year master lease term through December 2020.

    We have significant site rental opportunities arising out of our existing agreements with BAM and Nextel. In our existing lease agreement with BAM, we have exclusive leasing rights for 117 existing towers and we currently have sublessees on 58 of these towers in the greater Pittsburgh area. The lease agreement provides that CCI may sublet space on any of these towers to another carrier subject to certain approval rights of BAM. To date, BAM has never failed to approve a sublease proposed by CCI. If the Proposed BAM JV is formed, it is expected that these 117 towers will be among the 1,427 towers to be contributed to the joint venture by BAM. Because we would maintain the right to put sublessees on those 117 towers, revenue resulting from the addition of new tenants on those towers would continue to be realized by us rather than the joint venture. In connection with the Nextel Agreement, as of December 31, 1998, we have the option to own and operate up to 96 additional towers.

   Rooftop Site Rental. We are a leading rooftop site management company in the United States. Through our subsidiary, Spectrum, we develop new sources of revenue for building owners by effectively managing all technical aspects of rooftop telecommunications, including two-way radio systems, microwave facilities, fiber optics, wireless cable, paging, rooftop infrastructure services and optimization of equipment location. We also handle billing and collections and all calls and questions regarding the site, totally relieving the building's management of this responsibility. In addition to the technical aspects of site management, we provide operational support for both wireless carriers looking to build out their wireless networks, and building owners seeking to out source their site rental activities. We generally enter into management agreements with building owners and receive a percentage of the revenues generated from the tenant license agreements.

 Network Services

   We design, build and operate our own communication sites. Through CCI, we have developed an in-house expertise in certain value-added services that we offer to the wireless communications and broadcasting industries. Because we view CCI as a turn-key provider with "end-to-end" design, construction and operating expertise, we offer our customers the flexibility of choosing between the provision of a full ready-to-operate network infrastructure or any of the component services involved therein. Such services include network design and site selection, site acquisition, site development and construction and antenna installation.

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. While we maintain sophisticated network design services primarily to support the location and construction of Company-owned multiple tenant towers, we do from time to time provide network design and site selection services to carriers and other customers on a consulting contract basis. Our network design and site selection services provide our customers with relevant information, including recommendations regarding location and height of towers, appropriate types of antennas, transmission power and frequency selection and related fixed network considerations. In 1998, we provided network design services primarily for our own footprints and also for certain customers, including Triton Communications, Nextel, Aerial Communications and Sprint PCS. These customers were typically charged on a time and materials basis.

    To capitalize on the growing concerns over tower proliferation, we have developed a program called "Network Solutions" through which we will attempt to form strategic alliances with local governments to create a single communications network in their communities. To date our efforts have focused on western Pennsylvania, where we have formed alliances with three municipalities. These alliances are intended to accommodate wireless carriers and local public safety, emergency services and municipal services groups as part of an effort to minimize tower proliferation. By promoting towers designed for co-location, these alliances will reduce the number of towers in communities while serving the needs of wireless carriers and wireless customers.

   Site Acquisition. In the United States, we are engaged in site acquisition services for our own purposes and for third parties. Based on data generated in the network design and site selection process, a "search ring", generally of a one-mile radius, is issued to the site acquisition department for verification of possible land purchase or lease deals within the search ring. Within each search ring, Geographic Information Systems ("GIS") specialists select the most suitable sites, based on demographics, traffic patterns and signal characteristics. Once a site is selected and the terms of an option to purchase or lease the site are completed, a survey is prepared and the resulting site plan is created. The plan is then submitted to the local zoning/planning board for approval. If the site is approved, our construction department takes over the process of constructing the site.

   We have provided site acquisition services to several customers, including AT&T Wireless, Aerial Communications, AirTouch Cellular, BAM, BellSouth, GTE Mobilnet, Nextel, Omnipoint, Pagemart, Sprint PCS and Teligent. These customers engage us for such site acquisition services on either a fixed price contract or a time and materials basis.

   Site Development and Construction and Antenna Installation. We have provided site development and construction and antenna installation services to the U.S. communications industry for over 18 years. We have extensive experience in the development and construction of tower sites and the installation of antenna, microwave dishes and electrical and telecommunications lines. Our site development and construction services include clearing sites, laying foundations and electrical and telecommunications lines, and constructing equipment shelters and towers. We have designed and built and presently maintain tower sites for a number of our wireless communications customers and a substantial part of our own tower network. We can provide cost-effective and timely completion of construction projects in part because our site development personnel are cross-trained in all areas of site development, construction and antenna installation. A varied inventory of heavy construction equipment and materials are maintained by us at our 45-acre equipment storage and handling facility in Pittsburgh, which is used as a staging area for projects in major cities in the eastern region of the United States. We generally set prices for each site development or construction service separately. Customers are billed for these services on a fixed price or time and materials basis and we may negotiate fees on individual sites or for groups of sites. We have the capability and expertise to install antenna systems for our paging, cellular, PCS, SMR, ESMR, microwave and broadcasting customers. As this service is performed, we use our technical expertise to ensure that there is no interference with other tenants. We typically bill for our antenna installation services on a fixed price basis.

   Our construction management capabilities reflect Crown's extensive experience in the construction of networks and towers. For example, Crown was instrumental in launching networks for Sprint PCS, Nextel and Aerial Communications in the Pittsburgh MTA. In addition, Crown supplied these carriers with all project management and engineering services which included antenna design and interference analyses.

   In 1998, we provided site development and construction and antenna installation services to approximately 33 customers in the United States, including AT&T Wireless, BAM, Nextel and Sprint PCS.

 Broadcast Site Rental and Services

   We also provide site rental and related services to customers in the broadcasting industry in the United States. The launch of DTV in the United States will require significant expansion and modification of the existing broadcast infrastructure. Because of the significant cost involved in the construction or modification of tall towers, along with the large capital expenditures broadcasters will incur in acquiring digital broadcast equipment, we believe that the television broadcasting industry, which has historically been opposed to co-location and third party ownership of broadcast infrastructure, will seek to outsource tower ownership due to cost constraints. See "Industry Background".

   Our objective is to become a leader in the build out of the approximately 200 tall towers expected to be built in the United States over the next five years. We believe that our experience in providing digital transmission services in the United Kingdom will make us an attractive provider of broadcast services to the major networks and their affiliates. In addition, we will seek to partner with broadcasters and major station ownership groups that own property zoned for tall towers, but that lack sufficient resources and expertise to build a tower. We will then attempt to co-locate on the tower the transmitters of commercial broadcast television stations and high powered FM radio stations in that market as well as wireless carriers.

   Electronic news gathering ("ENG") systems benefit from the towers and services offered by the Company. The ENG trucks, often in the form of local television station news vans with telescoping antennas on their roofs, send live news transmission back to the studio from the scene of an important event. Typically, these vans cannot transmit signals beyond about 25 miles. In addition, if they are shielded from the television transmitter site, they cannot make the connection even at close range. We have developed an ENG repeater system that can be used on many of our towers in western Pennsylvania and expect to develop similar systems in other markets in which we have or develop tower footprints. This system allows the ENG van to send a signal to one of our local towers where the signal is retransmitted back to the television transmitter site. The retransmission of the signal from our tower to the various television transmitter sites is done via a microwave link. We charge the station for the ENG receiver system at the top of our tower and also charge them for the microwave dish they place on our tower. Our ENG customers are affiliates of the NBC, ABC, CBS and Fox networks.

   We also have employees with considerable direct construction experience and market knowledge in the U.S. broadcasting industry, having worked with numerous television networks around the United States, and a number of other local broadcasting companies. We have installed master FM and television systems on buildings across the country. We have supervised the construction and operation of the largest master FM antenna facility in the United States and have engineered and installed two 2,000 foot broadcast towers with master FM antennas. We believe that this experience may help us negotiate favorable construction contracts for both tower and rooftop sites, and to gain an expertise in the complex issues surrounding electronic compatibility and RF engineering.

 Significant Contracts

   We have many agreements with telecommunications providers in the United States, including leases, site management contracts and independent contractor agreements. We currently have important contracts with, among others, BAM, Nextel and BellSouth. While these agreements currently are important to us, our most significant contracts in the U.S. will result from consummation of the proposed transactions described below. In addition, we are party to a contract with the State of New York, which we believe to be the first of its kind, to manage all State-owned real estate for wireless communications purposes for the next 20 years. This contract includes the rights to more than 16,000 structures and rooftops, tens of thousands of miles of rights-of-way and millions of acres of State-owned land.

 Customers

   In both our site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, PCS, ESMR, paging and broadcasting. We work primarily with large national carriers such as BAM, BellSouth, Sprint PCS, Nextel and AT&T Wireless. For the year ended December 31, 1998, no customer in the United States accounted for more than 10.0% of CCI's revenues, other than Nextel, which accounted for approximately 12.5% of CCI's consolidated revenues. Nextel revenues are expected to grow as we build out Nextel interstate corridor sites.

        Industry                               Selected Customers
        --------                               ------------------
   Cellular..................... AT&T Wireless, BAM
   PCS.......................... Sprint PCS, Western Wireless, Powertel
   Broadcasting................. Hearst Argyle Television, Trinity Broadcasting
   SMR/ESMR..................... Nextel, SMR Direct
   Governmental Agencies........ FBI, INS, Puerto Rico Police
   Private Industrial Users..... IBM, Phillips Petroleum
   Data......................... Ardis, RAM Mobile Data
   Paging....................... AirTouch, PageNet, TSR Wireless
   Utilities.................... Equitable Resources, Nevada Power
   Other........................ WinStar, Teligent

 Sales and Marketing

   Our sales and marketing personnel, located in our regional offices, target carriers expanding their networks, entering new markets, bringing new technologies to market and requiring maintenance or add-on business. All types of wireless carriers are targeted including broadcast, cellular, paging, PCS, microwave and two-way radio. We are also interested in attracting 9-1-1, federal, state, and local government agencies, as well as utility and transportation companies to locate on existing sites. Our objective is to pre-sell capacity on our towers by promoting sites prior to construction. Rental space on existing towers is also aggressively marketed and sold.

   We utilize numerous public and proprietary databases to develop detailed target marketing programs directed at auction block license awardees, existing tenants and specific market groups. Mailings focus on regional build outs, new sites and services. The use of databases, such as those with information on sites, demographic data, licenses and deployment status, coupled with measured coverage data and RF coverage prediction software, allows our sales and marketing personnel to target specific carriers' needs for specific sites.

To foster productive relationships with our major existing tenants and potential tenants, we have formed a team of account relationship managers. These managers work to develop build-to-suit, site leasing services and site management opportunities, as well as ensure that customers' emerging needs are translated into new site products and services.

   The marketing department maintains our visibility within the wireless communications industry through regular advertising and public relations efforts including actively participating in trade shows and generating regular press releases, newsletters and targeted mailings (including promotional flyers). Our promotional activities range from advertisements and site listings in industry publications to maintaining a presence at national trade shows. Potential clients are referred to our Web site, which contains Company information as well as site listings. In addition, our sites are listed on the Cell Site Express Web site. This Web site enables potential tenants to locate existing structures by latitude, longitude or address. Clients can easily contact us via e-mail through the Web site or Cell Site Express. Our network services capabilities are marketed in conjunction with our tower footprints.

   To follow up on targeted mailings and to cold-call on potential clients, we have established a telemarketing department. Telemarketers field inbound and outbound calls and forward leads to local sales representatives or relationship managers for closure. Local sales representatives are stationed in each cluster to develop and foster close business relationships with decision-makers in each customer organization. Sales professionals work with marketing specialists to develop sales presentations targeting specific client demands.

   In addition to a dedicated, full-time sales and marketing staff, a number of senior managers spend a significant portion of their efforts on sales and marketing activities. These managers call on existing and prospective customers and also seek greater visibility in the industry through speaking engagements and articles in national publications. Furthermore, many of these managers have been recognized as industry experts, are regularly quoted in articles and are called on to testify at local hearings and to draft local zoning ordinances.

   Public and community relations efforts include coordinating community events, such as working with amateur radio clubs to supply emergency and disaster recovery communications, charitable event sponsorship, and promoting charitable donations through press releases.

 Competition

   In the United States, we compete with other independent tower owners, some of which also provide site rental and network services; wireless carriers, which own and operate their own tower networks; service companies that provide engineering and site acquisition services; and other potential competitors, such as utilities, outdoor advertisers and broadcasters, some of which have already entered the tower industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than us. We believe that tower location, capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. We also compete for acquisition and new tower construction opportunities with wireless carriers, site developers and other independent tower operating companies and believe that competition for tower site acquisitions will increase and that additional competitors will enter the tower market, some of which may have greater financial resources than us.

   The following is a list of the independent tower companies that we compete with in the United States: American Tower Corporation, Pinnacle Towers, SpectraSite, SBA Communications, WesTower, Unisite, LCC International and Lodestar Communications.

   The following companies are primarily competitors for our rooftop site management activities in the United States: AAT, APEX, Commsite International, JJS Leasing, Inc., Motorola, Signal One, Subcarrier Communications, Tower Resources Management and Unisite.

   We believe that the majority of our competitors in the site acquisition business operate within local market areas exclusively, while a small minority of firms appear to offer their services nationally, including SBA Communications Corporation, Whalen & Company and Gearon & Company (a subsidiary of American Tower Corporation). We offer our services nationwide and we believe we are currently one of the largest providers of site development services to the U.S. and international markets. The market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide turnkey site development services through multiple subcontractors) and carriers' internal staff. We believe that carriers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

U.K. Operations

 Overview

   We own and operate, through our 80% interest in CTI, one of the world's most established television and radio transmission networks and are expanding our leasing of antenna space on our towers to a variety of wireless carriers. We provide transmission services for four of the six digital terrestrial television services in the U.K., two BBC analogue television services, six national BBC radio services (including the first digital audio broadcast service in the United Kingdom), 37 local BBC radio stations and two national commercial radio services through our network of transmitters, which reach 99.4% of the U.K. population. These transmitters are located on approximately 1,300 towers, more than half of which we own and the balance of which are licensed to us under a site-sharing agreement (the "Site-Sharing Agreement") with NTL, our principal competitor in the United Kingdom. We have also secured long-term contracts to provide digital television transmission services to the BBC and ONdigital. See "--Significant Contracts". In addition to providing transmission services, we also lease antenna space on our transmission infrastructure to various communications service providers and provide telecommunications network installation and maintenance services and engineering consulting services.

    Our core revenue generating activity in the United Kingdom is the analog terrestrial transmission of radio and television programs broadcast by the BBC. CTI's business, which was formerly owned by the BBC, was privatized under the Broadcasting Act 1996 and sold to CTI in February 1997. At the time the BBC Home Service Transmission Business was acquired, CTI entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom. In the twelve months ended December 31, 1998, approximately 60.6% of CTI's consolidated revenues were derived from the provision of services to the BBC.

   At December 31, 1998, we owned, leased or licensed 861 transmission sites on which we operated 865 towers, including the 102 towers we acquired in the Millennium acquisition. In addition, as of December 31, 1998, we were constructing eight new towers on existing sites and had 112 site acquisition projects in process for new tower sites. We have 54 revenue producing rooftop sites that are occupied by our transmitters but are not available for leasing to our customers. Our sites are located throughout England, Wales, Scotland and Northern Ireland.

   We expect to significantly expand our existing tower footprints in the United Kingdom by building and acquiring additional towers. We believe our existing tower network encompasses many of the most desirable tower locations in the United Kingdom for wireless communications. However, due to the shorter range over which communications signals carry (especially newer technologies such as PCN) as compared to broadcast signals, wireless communications providers require a denser footprint of towers to cover a given area. Therefore, in order to increase the attractiveness of our tower footprints to wireless communications providers, we will seek to build or acquire new communications towers. Using our team of over 300 engineers with state-of-the-art network design and radio frequency engineering expertise, we locate sites and design towers that will be attractive to multiple tenants. We seek to leverage such expertise by entering into build-to-suit contracts with various carriers, such as BT, Cable & Wireless Communications, Cellnet, Dolphin, Energis, Highway One, One2One, Orange and Scottish Telecom, thereby securing an anchor tenant for a site before incurring capital expenditures for the site build-out. As of December 31, 1998, we were building eight towers that we will own. In addition, we expect to make strategic acquisitions of existing communications sites (primarily those owned by wireless communications operators) in order to expand our infrastructure and to further leverage our site management experience.

   We believe that we generally have significant capacity on our towers in the United Kingdom. Although approximately 133 of our towers are poles with limited capacity, we typically will be able to build new towers that will support multiple tenants on these sites (subject to the applicable planning process). We intend to upgrade these limited capacity sites where we believe we can achieve appropriate returns to merit the necessary capital expenditure. For example, in connection with a contract with Vodafone, we are upgrading 68 of these sites with limited capacity. See "--Significant Contracts--Vodafone". Approximately 59 of our sites are used for Medium Frequency ("MF") broadcast transmissions. At this frequency, the entire tower is used as the transmitting antenna and is therefore electrically "live". Such towers are therefore unsuitable for supporting other tenant's communications equipment. However, MF sites generally have substantial ground area available for the construction of new multiple tenant towers.

 Transmission Business

   Analog. For the twelve months ended December 31, 1998, CTI generated approximately 52.8% of its revenues from the provision of analog broadcast transmission services to the BBC. Pursuant to the BBC Analog Transmission Contract, we provide terrestrial transmission services for the BBC's analog television and radio programs and certain other related services (including BBC digital radio) for an initial 10-year term through March 31, 2007. See "-- Significant Contracts". For the twelve months ended December 31, 1998, the BBC Analog Transmission Contract generated revenues of approximately (Pounds)49.4 million ($82.1 million) for us.

   In addition to the BBC Analog Transmission Contract, we have separate contracts to provide maintenance and transmission services for two national radio stations, Virgin Radio and Talk Radio. These contracts are for periods of eight years commencing from, respectively, March 31, 1993 and February 4, 1995.

   We own all of the transmission equipment used for broadcasting the BBC's domestic radio and television programs, whether located on one of CTI's sites or on an NTL or other third-party site. As of December 31, 1998, CTI had 3,465 transmitters, of which 2,196 were for television broadcasting and 1,269 were for radio.

   A few of our most powerful television transmitters together cover the majority of the U.K. population. The coverage achieved by the less powerful transmitters is relatively low, but is important to the BBC's ambition of attaining universal coverage in the United Kingdom. This is illustrated by the following analysis of the population coverage of our analog television transmitters:

                                                       Combined
                  Number of sites                     population
               (ranked by coverage)                    coverage
               --------------------                   ----------
         1 (Crystal Palace)..........................      21%
         top 16......................................      79
         top 26......................................      86
         top 51......................................      92
         all.........................................    99.4

    All of our U.K. transmitters are capable of unmanned operation and are maintained by mobile maintenance teams from 27 bases located across the United Kingdom. Access to the sites is strictly controlled for operational and security reasons, and buildings at 140 of the sites are protected by security alarms connected to CTI's Technical Operations Centre at Warwick. The Site-Sharing Agreement provides us with reciprocal access rights to NTL's broadcast transmission sites on which we have equipment.

   Certain of our transmitters that serve large populations or important geographic areas have been designated as priority transmitters. These transmitters have duplicated equipment so that a single failure will not result in total loss of service but will merely result in an output-power reduction that does not significantly degrade the service to most viewers and listeners.

   Digital. We have entered into contracts with the holders (including the BBC) of four of the six DTT multiplexes allocated by the U.K. government to design, build and operate their digital transmission networks. In connection with the implementation of DTT, new transmission infrastructure will be required. We have committed to invest approximately (Pounds)100.0 million ($170.0 million) for the build out of new infrastructure to support DTT over the next two years, (Pounds)55.3 million ($92.0 million) of which we had already invested by December 31, 1998. By the year 2000, 81 transmission sites will need to be upgraded with new transmitters and associated systems to support DTT. Of these sites, 49 are owned by us with the remainder owned by NTL. An arrangement similar to that of the Site-Sharing Agreement is being negotiated to govern the particular issues arising out of the sharing of digital transmission sites between NTL and us.

   We successfully began commercial operation of the DTT networks from an initial 22 transmission sites on November 15, 1998. This launch marks the first stage of the project to introduce the digital broadcast system that will eventually replace conventional analog television services in the United Kingdom. As the network size expands during 1999, the number of viewers who are able to receive the service will increase significantly. We have accepted an invitation from the U.K. television regulator, the Independent Television Commission (ITC), to play a major role in planning further DTT network extensions to be built in the year 2000 and beyond.

   We are currently the sole provider of transmission services for digital radio broadcasts in the United Kingdom. In September 1995, the BBC launched its initial DAB scheme over our transmission network, and this service is now broadcast to approximately 60% of the U.K. population. A license for an independent national digital radio network was awarded to the Digital One consortium during 1998 and it is expected that this service will commence during 1999. We are in negotiations to provide accommodation and access to masts and antennas at 24 transmission sites to support the launch of Digital One. In addition, local digital radio licenses will be awarded during 1999. We believe we are well positioned to become the transmission service provider to the winners of such licenses.

 Site Rental

   The BBC transmission network provides a valuable initial footprint for the creation of wireless communications networks. As of December 31, 1998, approximately 200 companies rented antenna space on approximately 405 of CTI's 919 towers and rooftops. These site rental agreements have normally been for three to 12 years and are generally subject to rent reviews every three years. Site sharing customers are generally charged annually in advance, according to rate cards that are based on the antenna size and position on the tower. Our largest site rental customer in the United Kingdom is NTL under the Site-Sharing Agreement. This agreement generated approximately (Pounds)592,000 ($984,400) of site rental revenue in December 1998.

   We also provide a range of site maintenance services in order to support and enhance our U.K. site rental business. We believe that by offering services such as antenna, base station and tower maintenance and monitoring, we are able to offer quality services to retain our existing customers and attract future customers to our communications sites. We complement our U.K. transmission experience with our site management experience in the United States to provide customers with a top-of-the-line package of service and technical support.

   The following table describes our top ten revenue producing towers in the United Kingdom:

                                                 Number of          CTI's
                                                  Tenant        December 1998
  Name                     Location   Height(ft)  Leases       Monthly Revenue
  ----                   ------------ ---------- --------- ------------------------
Brookmans Park.......... S.E. England    147         19    (Pounds) 25,026 $ 41,613
Bow Brickhill........... S.E. England    197         13             17,479   29,064
Mendip.................. S.W. England    924         19             16,534   27,493
Hannington.............. S. England      440         15             12,267   20,398
Crystal Palace.......... London          653         14             11,638   19,352
Wrotham................. S. England      379         14             11,385   18,931
Waltham................. C. England      954         10             10,750   17,875
Redruth................. S.W. England    500         18             10,523   17,498
Heathfield.............. S. England      443         15             10,296   17,120
Oxford.................. C. England      507         14              9,973   16,583
                                                    ---    --------------- --------
  Total.........................................    151    (Pounds)135,871 $225,927
                                                    ===    =============== ========

    Other than NTL, CTI's largest (by revenue) site rental customers consist mainly of wireless carriers such as Cellnet, One2One, Orange and Vodafone. Revenues from these non-BBC sources are expected to become an increasing portion of CTI's total U.K. revenue base, as the acquired BBC Home Service Transmission Business is no longer constrained by governmental restrictions on the BBC's commercial activities. We believe that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services in the United Kingdom.

   We have master lease agreements with all of the major U.K. telecommunications site users including BT, Cable & Wireless Communications, Cellnet, Dolphin, Energis, Highway One, One2One, Orange, Scottish Telecom and Vodafone. These agreements typically specify the terms and conditions (including pricing and volume discount plans) under which these customers have access to all sites within our U.K. portfolio. Customers make orders for specific sites using the standard terms included in the master lease agreements. As of December 31, 1998, there were approximately 400 applications in process for installations at existing sites under such agreements.

 Network Services

    CTI provides broadcast and telecommunications engineering services to various customers in the United Kingdom. We retained all the BBC Home Service Transmission Business employees upon CTI's acquisition. Accordingly, we have engineering and technical staff of the caliber and experience necessary not only to meet the requirements of our current customer base, but also to meet the challenges of developing digital technology. Within the United Kingdom, CTI has worked with several telecommunications operations on design and build projects as they roll-out their networks. CTI has had success in bidding for broadcast consulting contracts, including, over the last four years, in Thailand, Taiwan, Poland and Sri Lanka.

   With the expertise of our engineers and technical staff, we are a turn-key provider to the wireless communications and broadcast industries. We can provide customers with a ready-to-operate network infrastructure or any of the component services involved therein. Such services include network design and site selection, site acquisition, site development and antenna installation.

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. While we maintain sophisticated network design services primarily to support the location and construction of multiple tenant towers that we own, from time to time we do provide network design and site selection services to carriers and other customers on a consulting contract basis. Our network design and site selection services provide our customers with relevant information including recommendations regarding location and height of towers, appropriate types of antennas, transmission power and frequency selection and related fixed network considerations.

   Site Acquisition. In the United Kingdom, we are involved in site acquisition services for our own purposes and for third parties. We recognize that the site acquisition phase often carries the highest risk for a project. To ensure the greatest possible likelihood of success and timely acquisition, we combine a desktop survey of potential barriers to development with a physical site search that includes initial design analyses, CDM assessments and, where necessary, line-of-sight surveys. We leverage off our experience in site acquisition and co-location when meeting with local planning authorities.

   Site Development and Antenna Installation. We use a combination of external and internal resources for site construction. Our engineers are experienced in both construction techniques and construction management, ensuring an efficient and simple construction phase. Selected civil contractors are managed by CTI staff for the ground works phase. Specialist erection companies, with whom we have a long association, are used for tower installation. Final antenna installation is undertaken by our own experienced teams.

   Site Management and Other Services. We also provide complete site management, preventive maintenance, fault repair and system management services to the Scottish Ambulance Service. We also maintain a mobile radio system for the Greater Manchester Police and provide maintenance and repair services for transmission equipment and site infrastructure.

 Significant Contracts

   CTI's principal analog broadcast transmission contract is the BBC Analog Transmission Contract. CTI also has entered into two digital television transmission contracts, the BBC Digital Transmission Contract and the ONdigital Digital Transmission Contract (as defined). CTI also provides facilities to NTL (in its capacity as a broadcast transmission provider to non-CTI customers) under the Site-Sharing Agreement. CTI also has long-term service agreements with broadcast customers such as Virgin Radio and Talk Radio. In addition, CTI has several agreements with telecommunications providers, including leases, site management contracts and independent contractor agreements. CTI has entered into contracts to design and build infrastructure for customers such as Cellnet, One2One, Orange, Scottish Telecom and Vodafone.

  BBC Analog Transmission Contract

   CTI entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom at the time the BBC Home Service Transmission Business was acquired, which contract was subsequently amended on July 16, 1998 (the "BBC Analog Transmission Contract") to incorporate a small number of minor modifications requested by the BBC. The BBC Analog Transmission Contract provides for charges of approximately (Pounds)46.5 million ($77.3 million) to be payable by the BBC to CTI for the year ended March 31, 1998 and each year thereafter to the termination date, adjusted annually at the inflation rate less 1%. In addition, for the duration of the contract an annual payment of (Pounds)300,000 ($498,840) is payable by the BBC for additional broadcast-related services. At the BBC's request, since October 1997, the number of television broadcast hours has been increased to 24 hours per day for the BBC's two national television services, which has added over (Pounds)500,000 ($831,400) annually to the payments made by the BBC to the Company.

   The BBC Analog Transmission Contract also provides for CTI to be liable to the BBC for "service credits" (i.e., rebates of its charges) in the event that certain standards of service are not attained as a result of what the contract characterizes as "Accountable Faults" or the failure to meet certain "response times" in relation to making repairs at certain key sites. We believe that CTI is well-equipped to meet the BBC's service requirements by reason of the collective experience its existing management gained while working with the BBC. Following completion of three formal six-month performance reviews, CTI achieved a 100% "clean sheet" performance, incurring no service credit penalties.

   The initial term of the BBC Analog Transmission Contract ends on March 31, 2007. Thereafter, the BBC Analog Transmission Contract may be terminated with 12 months' prior notice by either of the parties, expiring on March 31 in any contract year, from and including March 31, 2007. It may also be terminated earlier (i) by mutual agreement between CTI and the BBC,
(ii) by one party upon the bankruptcy or insolvency of the other party within the meaning of section 123 of the Insolvency Act 1986, (iii) upon certain force majeure events with respect to the contract as a whole or with respect to any site (in which case the termination will relate to that site only), (iv) by the non-defaulting party upon a material breach by the other party and (v) upon the occurrence of certain change of control events (as defined in the BBC Analog Transmission Contract).

  BBC Commitment Agreement

   On February 28, 1997, in connection with the acquisition of the BBC Home Service Transmission Business, the Company, TdF, TeleDiffusion de France S.A., which is the parent company of TdF and DFI ("TdF Parent"), and the BBC entered into the BBC Commitment Agreement (the "BBC Commitment Agreement"), whereby we and TdF agreed (i) not to dispose of any shares in CTSH or any interest in such shares (or enter into any agreement to do so) until February 28, 2000; and (ii) to maintain various minimum indirect ownership interests in CTI and CTSH for periods ranging from three to five years commencing February 28, 1997. These provisions restrict our ability and the ability of TdF to sell, transfer or otherwise dispose of their respective CTSH shares (and, indirectly, their CTI shares). The restrictions do not apply to disposals of which the BBC has been notified in advance and to which the BBC has given its prior written consent, which, subject to certain exceptions, consent shall not be unreasonably withheld or delayed. The BBC has consented to waive the above restrictions (i) to enable the Company and TdF to enter into the Governance Agreement and the CTSH Shareholders' Agreement and (ii) to allow the exercise of rights under such agreements and (iii) to permit the roll-up of CTI immediately prior to the IPO.

   The BBC Commitment Agreement also required TdF Parent and us to enter into a services agreements with CTI. The original services agreement entered into by TdF Parent and CTI on February 28, 1997 (pursuant to which TdF makes available certain technical consultants, executives and engineers to CTI) was amended on August 21, 1998 to extend the original minimum term of services provided from three years to seven years, commencing February 28, 1997, thereafter terminable on 12-month's prior notice given by CTI to TdF after February 28, 2003.

  ONdigital Digital Transmission Contract

   In 1997, the Independent Television Commission awarded ONdigital three of the five available commercial digital terrestrial television multiplexes for new program services. We bid for and won the 12 year contract from ONdigital to build and operate its digital television transmission network (the "ONdigital Digital Transmission Contract"). The contract provides for approximately (Pounds)20.0 million ($34.0 million) of revenue per year from 2001 to 2008, with lesser amounts payable before and after these years and with service credits repayable for performance below agreed thresholds.

  BBC Digital Transmission Contract

   In 1998, we bid for and won the 12 year contract from the BBC to build and operate its digital terrestrial television transmission network (the "BBC Digital Transmission Contract"). This contract provides for approximately (Pounds)10.5 million ($17.8 million) of revenue per year (assuming the BBC commits to the full DTT roll-out contemplated by the BBC Digital Transmission Contract) during the 12 year period, with service credits repayable for performance below agreed thresholds. There is a termination provision during the three-month period following the fifth anniversary of our commencement of digital terrestrial transmission services for the BBC exercisable by the BBC but only if the BBC's Board of Governors determines, in its sole discretion, that DTT in the United Kingdom does not have sufficient viewership to justify continued DTT broadcasts. Under this provision, the BBC will pay us a termination fee in cash that substantially recovers the Company's capital investment in the network, and any residual ongoing operating costs and liabilities. Like the BBC Analog Transmission Contract, the contract is terminable upon the occurrence of certain change of control events (as defined in the BBC Digital Transmission Contract).

  BT Digital Distribution Contract

   Under the BBC Digital Transmission Contract and the ONdigital Digital Transmission Contract, in addition to providing digital terrestrial transmission services, CTI has agreed to provide for the distribution of the BBC's and ONdigital's broadcast signals from their respective television studios to CTI's transmission network. Consequently, in May 1998, CTI entered into a 12 year distribution contract (the "BT Digital Distribution Contract") with British Telecommunications plc ("BT") (with provisions for extending the term), in which BT has agreed to provide fully duplicated, fiber-based, digital distribution services, with penalties for late delivery and service credits for failure to deliver 99.99% availability.

  Site-Sharing Agreement

   In order to optimize service coverage and enable viewers to receive all analog UHF television services using one receiving antenna, the BBC, as the predecessor to CTI, and NTL made arrangements to share all UHF television sites. This arrangement was introduced in the 1960s when UHF television broadcasting began in the United Kingdom. In addition to service coverage advantages, the arrangement also minimizes costs and avoids the difficulties of obtaining additional sites.

   Under the Site-Sharing Agreement, the party that is the owner, lessee or licensee of each site is defined as the "Station Owner". The other party (the "Sharer") is entitled to request a license to use certain facilities at that site. The Site-Sharing Agreement and each site license provide for the Station Owner to be paid a commercial license fee in accordance with the Site-Sharing Agreement ratecard and for the Sharer to be responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. The Site-Sharing Agreement may be terminated with five years' prior notice by either of the parties and expires on December 31, 2005 or on any tenth anniversary of that date. It may also be terminated (i) following a material breach by either party which, if remediable, is not remedied within 30 days of notice of such breach by the non-breaching party, (ii) on the bankruptcy or insolvency of either party and (iii) if either party ceases to carry on a broadcast transmission business or function.

   Negotiations are in progress between NTL and us to amend the Site-Sharing Agreement to account for the build-out of digital transmission sites and equipment, a new rate card related to site sharing fees for new digital facilities and revised operating and maintenance procedures related to digital equipment.

  Vodafone

   On April 16, 1998, under Vodafone's master lease agreement with us, Vodafone agreed to locate antennas on 122 of our existing communication sites in the United Kingdom. The first 39 sites had been completed by the end of December 1998. This included 4 sites at which a new tower had been constructed to replace an existing structure of limited capacity. The remaining sites are expected to be completed by end of July 1999 and will include the construction of a further 60 replacement towers. After their upgrade, these sites will be able to accommodate additional tenants.

 Customers

   For the twelve months ended December 31, 1998, the BBC accounted for approximately 60.6% of CTI's consolidated revenues. This percentage has decreased from 64.6% for the twelve months ended March 31, 1998 and is expected to continue to decline as CTI continues to expand its site rental business. CTI provides all four U.K. PCN/cellular operators (Cellnet, One2One, Orange and Vodafone) with infrastructure services and also provides fixed telecommunications operators, such as BT, Cable & Wireless Communications, Energis and Scottish Telecom, with microwave links and backhaul infrastructure. The following is a list of some of CTI's leading site rental customers by industry segment.

       Industry                                    Selected Customers
       --------                                    ------------------
   Broadcasting......................... BBC, NTL, Virgin Radio, Talk Radio, XFM
   PMR/TETRA............................ National Band 3, Dolphin
   PCN.................................. Orange, One2One
   Data................................. RAM Mobile Data, Cognito
   Paging............................... Hutchinson, Page One
   Governmental Agencies................ Ministry of Defense
   Cellular............................. Vodafone, Cellnet
   Public Telecommunications............ BT, Cable & Wireless Communications
   Other................................ Aerial Sites, Health Authorities
   Utilities............................ Welsh Water, Southern Electric

 Sales and Marketing

    We have 20 sales and marketing personnel in the United Kingdom who identify new revenue-generating opportunities, develop and maintain key account relationships, and tailor service offering to meet the needs of specific customers. An excellent relationship has been maintained with the BBC, and successful new relationships have been developed with many of the major broadcast and wireless communications carriers in the United Kingdom. We have begun to actively cross-sell our products and services so that, for example, site rental customers are also offered build-to-suit services.

 Competition

   NTL, the privatized engineering division of the IBA and now a subsidiary of NTL Inc. (formerly International CableTel Inc.), is CTI's primary competition in the terrestrial broadcast transmission market in the United Kingdom. NTL provides analog transmission services to ITV, Channels 4 and 5, and S4C. It also has been awarded the transmission contract for the new DTT multiplex service from Digital 3 & 4 Limited, and a similar contract for the DTT service for SDN (CTI has been awarded similar contracts for the BBC and ONdigital-- serving a total of four multiplexes compared with NTL's two). Since its creation in 1991, NTL has diversified from its core television broadcasting business using its transmission infrastructure to enter into the radio transmission and telecommunications sectors.

   Although CTI and NTL are direct competitors, they have reciprocal rights to the use of each others' sites for broadcast transmission usage in order to enable each of them to achieve the necessary country-wide coverage. This relationship is formalized by the Site-Sharing Agreement entered into in 1991, the time at which NTL was privatized.

   NTL also offers site rental on approximately 1,000 of its sites (some of which are managed on behalf of third parties). Like CTI, NTL offers a full range of site-related services to its customers, including installation and maintenance. CTI believes its towers to be at least as well situated as NTL's and that it will be able to expand its own third-party site-sharing penetration. CTI also believes that its penetration of this market has to date lagged behind NTL only because of the governmental restrictions on the commercial activities of CTI's business prior to its privatization.

   All four U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. Cellnet and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. BT and Cable & Wireless Communications are both major site sharing customers but also compete by leasing their own sites to third parties. BT's position in the market is even larger when considered in combination with its interest in Cellnet.

   Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

   CTI faces competition from a large number of companies in the provision of network services. The companies include NTL, specialty consultants and equipment manufacturers such as Nortel and Ericsson.

Employees

   At March 1, 1999, we employed 928 people worldwide. Other than in the United Kingdom, we are not a party to any collective bargaining agreements. In the United Kingdom, we are party to a collective bargaining agreement with the Broadcast, Entertainment, Cinematographic and Technicians Union. This agreement establishes bargaining procedures relating to the terms and conditions of employment for all of CTI's non-management staff. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

United States

   Federal Regulations. Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

   The FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of proposed antenna structures, the relationship of the structure to existing natural or man-made obstructions and the proximity of the antenna structures to runways and airports. Proposals to construct or to modify existing antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or marking requirements. The FCC will not license the operation of wireless telecommunications devices on towers unless the tower is in compliance with the FAA's rules and is registered with the FCC, if necessary. The FCC will not register a tower unless it has been cleared by the FAA. The FCC may also enforce special lighting and painting requirements. Owners of wireless transmissions towers may have an obligation to maintain painting and lighting to conform to FAA and FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. The Company generally indemnifies its customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

   The 1996 Telecom Act limits certain state and local zoning authorities' jurisdiction over the construction, modification and placement of towers. The new law prohibits any action that would (i) discriminate between different providers of personal wireless services or (ii) prohibit or have the effect of prohibiting the provision of personal wireless service. Finally, the 1996 Telecom Act requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

   Local Regulations. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers.

   Licenses Under the Communications Act of 1934. We hold, through certain of our subsidiaries, licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave and commercial mobile radio services ("CMRS"), including SMR and paging facilities, as well as private mobile radio services ("PMRS") including industrial/business radio facilities, which are subject to additional regulation by the FCC. We are required to obtain the FCC's approval prior to the transfer of control of any of our FCC licenses. Consummation of the IPO and the Roll-Up would have resulted in a transfer of control of us under the FCC's rules and policies if, after such transactions, over 50% of our voting stock would have been owned by new stockholders.

   We, as the parent company of the licensees of common carrier and CMRS facilities, are also subject to Section 310(b)(4) of the Communications Act of 1934, as amended, which would limit us to a maximum of 25% foreign ownership absent a ruling from the FCC that foreign ownership in excess of 25% is in the public interest. In light of the World Trade Organization Agreement on Basic Telecommunications Services ("WTO Agreement"), which took effect on February 5, 1998, the FCC has determined that such investments are generally in the public interest if made by individuals and entities from WTO-member nations. We are over 25% foreign owned by companies headquartered in France, the United Kingdom and New Zealand. See "Principal and Selling Stockholders". Each of these nations is a signatory to the WTO Agreement. The FCC has granted approval of up to 49.9% foreign ownership of us, at least 25% of which will be from WTO-member nations.

United Kingdom

   Telecommunications systems and equipment used for the transmission of signals over radio frequencies have to be licensed in the United Kingdom. These licenses are issued on behalf of the British Government by the Secretary of State for Trade and Industry under the Telecommunications Act 1984 and the Wireless Telegraphy Acts 1949, 1968 and 1998. CTI has a number of such licenses under which it runs the telecommunications distribution and transmission systems which are necessary for the provision of its transmission services. CTI's operations are subject to comprehensive regulation under the laws of the United Kingdom.

 Licenses under the Telecommunications Act 1984

   CTI has the following three licenses under the Telecommunications Act 1984:

   Transmission License. The Transmission License is a renewable license to run telecommunications systems for the transmission via wireless telegraphy of broadcasting services. This license is for a period of at least twenty-five years from January 23, 1997, and is CTI's principal license. Its main provisions include:

    (i) a price control condition covering the provision of all analog radio and television transmission services to the BBC under the BBC Analog Transmission Agreement (for an initial price of approximately (Pounds)44 million for regulated elements of the services provided by CTI under the BBC Analog Transmission Agreement in the year ended March 31, 1997, subject to an increase cap which is 1% below the rate of increase in the Retail Price Index over the previous calendar year). The current price control condition applies until March 31, 2006;

    (ii) a change of control provision which requires notification of acquisitions of interest in CTI of more than 20% by a public telecommunications operator or any Channel 3 or Channel 5 licensee, which acquisitions entitle the Secretary of State to revoke the license;

    (iii) a site sharing requirement requiring CTI to provide space on its towers to analog and digital broadcast transmission operators and including a power for the Director General of Telecommunications ("OFTEL"), as the regulator, to determine prices if there is failure between the site owner and the prospective site sharer to agree to a price;

    (iv) a fair trading provision enabling OFTEL to act against anti-competitive behavior by the licensee; and

    (v) a prohibition on undue preference or discrimination in the provision of the services it is required to provide third parties under the Transmission License.

   OFTEL has made a determination with respect to a complaint made by Classic FM and NTL in respect of certain charges, imposed previously by the BBC under the Site-Sharing Agreement with NTL for the use by Classic FM of BBC radio antennas and passed on to Classic FM by NTL. OFTEL's position is that the Site-Sharing Agreement did not cover charges for new services to customers such as Classic FM, thereby enabling OFTEL to intervene and determine the appropriate rate under the "Applicable Rate" mechanism in CTI's Transmission License. This procedure could result in the fees NTL pays to CTI for site sharing facilities for Classic FM, currently calculated under the Site-Sharing Agreement, being determined at a reduced rate and otherwise not being covered by the terms of any existing contract which could lead to a diminution of CTI's income of approximately (Pounds)300,000 per annum (equivalent to approximately 0.4% of revenues and 1.0% of EBITDA for the fiscal year ended March 31, 1997). CTI has applied for leave to obtain a judicial review of this decision. In addition, CTI has made a provision of approximately (Pounds)1.9 million relating to any rate adjustment imposed by OFTEL with respect to previous charges for Classic FM under the Site-Sharing Agreement.

   CTI is discussing with OFTEL certain amendments to CTI's Telecommunications Act Transmission License to ensure that the price control condition accommodates the provision by CTI of additional contractually agreed upon services to the BBC in return for additional agreed upon payments. See "Risk Factors--Regulatory Compliance and Approval".

    The Secretary of State has designated the Transmission License a public telecommunications operator ("PTO") license in order to reserve to himself certain emergency powers for the protection of national security. The PTO designation is, however, limited to this objective. CTI does not have a full domestic PTO license and does not require one for its current activities. The Department of Trade and Industry has, nevertheless, indicated that it would be willing to issue CTI such a license. As a result CTI would gain wider powers to provide services to third parties including public switched voice telephony and satellite uplink and would grant CTI powers to build out its network over public property (so-called "code powers").

   General Telecom License. The General Telecom License is a general license to run telecommunications systems and authorizes CTI to run all the necessary telecommunications systems to convey messages to its transmitter sites (e.g., via leased circuits or using its own microwave links). The license does not cover the provision of public switched telephony networks (which would require a PTO license as described above).

   Satellite License. The Satellite License is a license to run telecommunications systems for the provision of satellite telecommunication services and allows the conveyance via satellite of messages, including data and radio broadcasting. The license excludes television broadcasting direct to the home via satellite although distribution via satellite of television broadcasting services which are to be transmitted terrestrially is permitted.

 Licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998

   CTI has a number of licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998, authorizing the use of radio equipment for the provision of certain services over allocated radio frequencies including:

    (i) a Broadcasting Services License in relation to the transmission services provided to the BBC, Virgin Radio and Talk Radio;

    (ii) a Fixed Point-to-Point Radio Links License;

    (iii) two DAB Test and Development Licenses; and

    (iv) DTT Test & Development Licenses.

   All the existing licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998 have to be renewed annually with the payment of a significant fee. The BBC, Virgin Radio and Talk Radio have each contracted to pay their portion of these fees. ONdigital is obligated under the ONdigital Digital Transmission Contract to pay most of their portion of these fees.

Environmental Matters

   Our operations are subject to foreign, federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and nonhazardous substances, materials and wastes ("Environmental Laws"). As an owner and operator of real property, we are subject to certain Environmental Laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and also could be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to cleanup liabilities in both the United States and the United Kingdom.

   We are also subject to regulations and guidelines that impose a variety of operational requirements relating to RF emissions. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been subject to any claims relating to RF emissions, we have established operating procedures designed to reduce employee exposures to RF emissions and are presently evaluating certain of our towers and transmission equipment in the United States and the United Kingdom to determine whether RF emission reductions are possible.

   In addition, we are subject to licensing, registration and related requirements concerning tower siting, construction and operation. In the United States, the FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969 ("NEPA"), which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC regulations implementing NEPA place responsibility on each applicant to investigate any potential environmental effects of a proposed operation and to disclose any significant effects on the environment in an environmental assessment prior to commencing construction. In the event the FCC determines that a proposed tower would have a significant environmental impact, the FCC would be required to prepare an environmental impact statement. This process could significantly delay or prevent the registration or construction of a particular tower, or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

   We believe that we are in substantial compliance with all applicable Environmental Laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future Environmental Laws will not have a material adverse effect on our business, results of operations, or financial condition.

The Proposed Transactions

   The following is a description of certain material transactions that we have recently entered into agreements to pursue.

Proposed BAM JV

   On December 8, 1998, BAM, certain of transferring partnerships, the Company and CCA Investment Corp., our wholly owned indirect subsidiary ("CCAIC"), entered into the Formation Agreement to form a joint venture (the "Proposed BAM JV") to own and operate approximately 1,427 towers. These towers represent substantially all the towers in BAM's 850 MHz wireless network in the eastern and southwestern United States and provide coverage of 11 of the top 50 U.S. metropolitan areas, including New York, Philadelphia, Boston, Washington, D.C. and Phoenix. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   Upon its formation, we will manage the day-to-day operations of the proposed joint venture. Concurrently with the formation of the joint venture, BAM and the joint venture will enter into a master build-to-suit agreement pursuant to which the joint venture will build and own the next 500 towers to be built for BAM's wireless communications business. The joint venture will have the right to build an additional 200 towers for BAM thereafter. Pursuant to a global lease agreement, BAM will lease antenna space on the towers transferred to the joint venture, as well as the towers built pursuant to the build-to-suit agreement.

   Upon its formation, we will own approximately 62.3% of the joint venture and BAM and certain of its affiliates will own the other 37.7% along with a 0.001% interest in the joint venture's operating subsidiary. To form the proposed joint venture, we will contribute $250.0 million in cash and approximately 15.6 million shares of our common stock (valued at $197.0 million) to the joint venture. BAM and its affiliates will transfer approximately 1,427 towers along with related assets and liabilities to the joint venture. The joint venture expects to borrow $180.0 million under a committed $250.0 million revolving credit facility, following which the joint venture will make a $380.0 million cash distribution to BAM. The joint venture initially will have approximately $46.0 million of cash to fund its operations and pay costs and expenses associated with building new towers.

Proposed BellSouth Transaction

   On March 8, 1999, we entered into a preliminary agreement, which we call the Letter Agreement, with BellSouth and certain of its affiliates to control and operate approximately 1,850 towers (the "Proposed BellSouth Transaction"). These towers represent substantially all the towers in BellSouth's 850 MHz wireless network in the southeastern and midwestern United States and provide coverage of 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   We will be responsible for managing, maintaining, marketing and leasing the available space on BellSouth's towers. BellSouth will enter into a master build-to-suit agreement with us pursuant to which we will have the right to build, control and operate the next 500 towers to be built for BellSouth's wireless communications business. BellSouth will lease antenna space on the towers subject to the Letter Agreement, as well as the towers built pursuant to the build-to-suit agreement.

   The transaction is structured as a taxable sale pursuant to a master sublease. While we will have complete responsibility for the towers and will receive all the economic benefits of leasing available space on the towers, BellSouth will continue to own the tower infrastructure. We will pay BellSouth $610.0 million, consisting of $430.0 million in cash and approximately 9.1 million shares of our common stock (valued at $180.0 million), subject to adjustment. While the transaction is expected to close in a series of closings beginning in the second quarter of 1999, we will begin marketing all the towers immediately. In connection with our entering into the Letter Agreement, we have placed $50.0 million in an escrow account which will be returned to us at the first closing date. See "Risk Factors--We May Not Consummate the Proposed Transactions."

Proposed Powertel Acquisition

   On March 15, 1999, we entered into an agreement, which we call the Asset Purchase Agreement, with Powertel to purchase approximately 650 towers and related assets (the "Proposed Powertel Acquisition"). These towers represent substantially all of Powertel's owned towers in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are clustered in seven southeastern states, providing coverage of such major metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast. These towers are complementary to BellSouth's 850 MHz footprint in the southeast and have minimal coverage overlap. Substantially all of these towers are over 100 feet tall, were built within the last three years and can accommodate multiple tenants.

   Concurrently with the tower acquisition, we will enter into master lease agreements pursuant to which Powertel will lease antenna space on the towers we acquire in the acquisition.

   We will purchase the 650 towers from Powertel for an aggregate cash purchase price of $275.0 million. Pursuant to the Asset Purchase Agreement and a related escrow agreement, we have placed $50.0 million in escrow to be applied to the purchase price at closing. See "Risk Factors--We May Not Consummate the Proposed Transactions".

Proposed One2One Transaction

   On March 5, 1999, we entered into an agreement, which we call the Framework Agreement, with One2One, pursuant to which our U.K. operating subsidiary, which we call CTI, has agreed to manage, develop and, at its option, acquire up to 821 towers. These towers represent substantially all the towers in One2One's 1800 MHz nationwide wireless network in the United Kingdom. We believe this transaction will position us to capitalize on lease-up and build-out opportunities provided by the introduction of new wireless technologies such as UMTS.

   CTI will be responsible for managing and leasing available space on the towers, and will receive all the income from any such third party leases. The term of the management arrangement will be for up to 25 years. During the three-year period following the closing, CTI will have the right, at its option, to acquire for (Pounds)1.00 per site One2One's interest in the 821 towers, to the extent such interests can be assigned. One2One has also agreed to include as part of the Framework Agreement, including CTI's right to acquire sites during the three-year period, any new One2One towers constructed during the term of the agreement.

   As consideration for this transaction, CTI has agreed to provide One2One with free rent on the 821 towers for nine years, free rent on newly constructed One2One towers assigned to CTI for 15 years and free rent on CTI towers on which One2One currently leases space for two years.

                               ----------------

   Although we expect the Proposed BAM JV, the Proposed Powertel Acquisition and the Proposed One2One Transaction to be consummated during the first half of 1999, and the first closing of the Proposed BellSouth Transaction to be consummated by May 31, 1999, the operative agreements governing these transactions are subject to a number of significant conditions. Therefore, we cannot guarantee you that we will close any of the proposed transactions on the terms described in this document or at all. See "Risk Factors--We May Not Consummate the Proposed Transactions". When we refer to financial information herein as "after giving effect to" or "pro forma for" the Proposed Transactions, we mean after giving effect to the proposed transactions described above, other than the Proposed One2One transaction, which does not have a material impact on our pro forma financial results.

Proposed Offerings

   We have filed with the SEC a registration statement on Form S-1 under the Securities Act, in connection with a proposed offering of up to $300 million of senior discount notes (the "1999 Debt Offering") and a proposed offering of up to $475 million of the Company's common stock (the "1999 Equity Offering" and, together with the 1999 Debt Offering, the "Offerings"). Certain shareholders of the Company intend to sell up to $75 million of the common stock being registered pursuant to such registration statement. The intended use of proceeds for the Proposed Offerings is to finance the Proposed BellSouth Transaction and the Proposed Powertel Acquisition. There can be no assurance, however, that either the 1999 Debt Offering or the 1999 Equity Offering will be successfully completed or, if either is completed, that it will be completed on the terms described herein.

Risk Factors

   The following is a description of certain risks that we face, including as a result of our pursuit of the Proposed Transactions and Proposed Offerings. This list is not exhaustive: additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We May Not Be Able to Manage the Integration Necessitated by Our Rapid Growth

   Our ability to implement our growth strategy depends, in part, on our successes in integrating our acquisitions, investments, joint ventures and strategic alliances into our operations. We have grown significantly over the past two years through acquisitions and, as evidenced by the Proposed Transactions, such growth continues to be an important part of our business plan. The addition of approximately 4,748 towers to our tower footprints through the Proposed Transactions will increase our current business considerably and will add operating complexities. Successful integration of these transactions will depend primarily on our ability to manage these combined operations and to integrate new management with and into our existing management. We cannot guarantee that we will be able to successfully integrate these acquired businesses and assets or any future acquisitions into our business or implement our plans without delay. If we fail to do so it could have a material adverse effect on our financial condition and results of operations.

   We regularly evaluate potential acquisition and joint venture opportunities and are currently evaluating potential transactions that could involve substantial expenditures, possibly in the near term. Implementation of our acquisition strategy may impose significant strains on our management, operating systems and financial resources. If we fail to manage our growth or encounter unexpected difficulties during expansion it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of acquisitions, investments, joint ventures and strategic alliances will require substantial attention from our senior management, which will limit the amount of time they are able to devote to our existing operations. If we are successful in consummating future acquisitions, we may have to incur substantial amounts of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

Our Substantial Level of Indebtedness Could Adversely Affect Our Financial Condition

   We are a highly leveraged company. The following chart sets forth certain important credit information and is presented as of December 31, 1998, (1) assuming we had completed the Proposed Offerings and (2) assuming we had completed the Proposed Offerings and consummated the Proposed Transactions, each as of December 31, 1998.

                                                                 Pro Forma
                                                              for the Proposed
                                                   Pro Forma     Offerings
                                                    for the       and the
                                                   Proposed       Proposed
                                                   Offerings    Transactions
                                                   ---------  ----------------
                                                     (Dollars in thousands)
      Total indebtedness.......................... $ 729,710     $ 909,710
      Redeemable preferred stock..................   201,063       201,063
      Stockholders' equity........................ 1,114,562     1,491,562
      Debt and redeemable preferred stock to
       equity ratio...............................      0.84x         0.74x

   In addition, assuming we had completed the Proposed Transactions and the Proposed Offerings on January 1, 1998, for the twelve months ended December 31, 1998, our earnings would have been insufficient to cover fixed charges by $104.2 million.

   Given our substantial indebtedness, we could be affected in the following ways:

  . We could be more vulnerable to general adverse economic and industry conditions.

  . We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements.

  . We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other projects.

  . We may have limited flexibility in planning for, or reacting to, changes in our business and in the industry.

  . We will have a competitive disadvantage relative to other less leveraged companies in our industry.

    Our ability to service our debt and to fund planned capital expenditures in connection with our business strategy will depend, to a degree, on factors beyond our control, including general economic, financial, competitive and regulatory environments. We cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt or fund our planned capital expenditures. In addition, we may need to refinance some or all of our indebtedness on or before maturity. We cannot guarantee, however, that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

    Currently we have debt instruments in place which restrict our ability to incur more indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Some of our subsidiaries, under the debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the restrictions of these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases would cause the maturity of substantially all of our long-term indebtedness to be accelerated.

We May Not Consummate the Proposed Transactions or the Proposed Offerings

   We cannot guarantee that we will complete any or all of the Proposed Transactions. While we have signed definitive agreements with respect to the Proposed BAM JV, the Proposed Powertel Acquisition and the Proposed One2One Transaction, and a preliminary agreement in connection with the Proposed BellSouth Transaction, there are many conditions that must be satisfied before we can close these transactions.

   In addition, we cannot assure you that the transactions, if and when consummated, will be done so on the terms described herein. The Formation Agreement relating to the Proposed BAM JV, the Letter Agreement related to the Proposed BellSouth Acquisition, the Asset Purchase Agreement relating to the Proposed Powertel Acquisition and the Framework Agreement relating to the Proposed One2One Transaction include provisions that could result in our purchasing fewer towers at closing. If one or more of these transactions is not consummated or is consummated on significantly different terms than those described in this prospectus, it could substantially affect the implementation our business strategy. In such an event, we cannot guarantee that we would be able to identify any other acquisition of comparable value to our business or that any other acquisition that we did pursue would be on substantially the same economic terms as any of the proposed transactions we describe herein.

    In connection with our entering into the Asset Purchase Agreement with Powertel, we made a $50.0 million escrow payment, which amount, or some portion thereof, is subject to our forfeit if the Proposed Powertel Acquisition does not close as a result of our inability or unwillingness to deliver the balance of the purchase price at the scheduled closing date. In connection with our entering into the Letter Agreement with BellSouth, we placed $50.0 million into an escrow fund. We could be forced to pay this amount to BellSouth if we do not enter into definitive agreements with respect to the Proposed BellSouth Transaction, or if we fail to comply with all conditions, covenants and representations we are required to fulfill in connection with the closings of the Proposed BellSouth Transaction. The loss of these escrow payments, alone or together, would significantly affect our available working capital and could have a material adverse effect on our ability to effect our business strategy. See "The Proposed Transactions".

   We currently intend to finance the Proposed BellSouth Transaction and Proposed Powertel Acquisition with the net proceeds of the Proposed Offerings. If we are unable to consummate the Proposed Offerings or if we consummate them on terms that result in less net proceeds, we would have to seek alternative financing for the Proposed Transactions. In such an event, we may be forced to forego these transactions. If we forego these transactions we would likely be forced to forfeit all or part of the related escrow payments.

We Require Significant Capital to Expand Our Operations and Make Acquisitions

    Our business strategy contemplates substantial capital expenditures (1) in connection with the expansion of our tower footprints by partnering with wireless carriers to assume ownership or control of their existing towers, by pursuing build-to-suit opportunities and by pursuing other tower acquisition opportunities and (2) to acquire existing transmission networks globally as opportunities arise. We anticipate that we will build, through the end of 1999, approximately 750 towers in the United States at a cost of approximately $175.0 million and approximately 200 towers in the United Kingdom at a cost of approximately $23.0 million. We also expect that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)100.0 million ($170.0 million). In addition to capital expenditures in connection with contracted build-to-suits, we expect to apply a significant amount of capital to finance the cash portion of the consideration being paid in connection with the Proposed Transactions.

    To fund the execution of our business strategy, including the Proposed Transactions, we expect to use the net proceeds of the Proposed Offerings, the borrowings available under CCI's senior credit facility, the borrowings available under CTI's credit facility and the remaining net proceeds from our IPO and our 12 3/4% exchangeable preferred stock offering. Following consummation of the Proposed Offerings and assuming all the Proposed Transactions are consummated, we believe we will have sufficient liquidity to fund our operations and pursue our business strategy in the near term. Our business strategy, however, includes the pursuit of additional tower acquisition and build-out opportunities, and we may have additional cash needs as opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. In the event we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when an opportunity arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available (on commercially acceptable terms or at all) or permitted by the terms of our existing indebtedness. To the extent we are unable to finance future capital expenditures, we will be unable to achieve our currently contemplated business strategy. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

We Will Have Broad Discretion in the Application of Proceeds from the Proposed Offerings

    We will allocate a substantial portion of the estimated net proceeds from the Proposed Offerings to fund the Proposed BellSouth Transaction and the Proposed Powertel Acquisition and for general corporate purposes. In addition, we may use these funds for as yet unidentified acquisitions, investments or joint ventures in the United States or abroad, especially if any or all of the Proposed Transactions are not consummated. If we do not consummate any or all of the Proposed Transactions and we do complete the Proposed Offerings, we could have a significant amount of unallocated net proceeds. Due to the number and variability of factors that we will analyze before we determine how to use these net proceeds, we cannot determine now how we would reallocate such proceeds. In addition, in such case we would have broad discretion in allocating these net proceeds from the offerings without any action or approval of our stockholders. Moreover, the indenture governing the issuance of the notes will not contain any restrictions on the use of proceeds from the offerings. Accordingly, investors will not have the opportunity to evaluate the economic, financial and other relevant information that will be considered by us in determining the application of any such net proceeds.

As a Holding Company, We Depend on Dividends from Subsidiaries to Meet Cash Requirements or Pay Dividends

   Crown Castle International Corp. is a holding company with no business operations of its own. CCIC's only significant asset is the outstanding capital stock of its subsidiaries. CCIC conducts all its business operations through its subsidiaries. Accordingly, CCIC's only source of cash to pay dividends or make other distributions on its capital stock or to pay interest on its outstanding indebtedness is distributions with respect to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries. We will be required to begin paying cash interest payments on our 10 5/8% discount notes in May 2003 and on our 12 3/4% exchangeable preferred stock in March 2004. CCIC currently expects that the earnings and cash flow of its subsidiaries will be retained and used by such subsidiaries in their operations, including to service their respective debt obligations. Even if CCIC determined to pay a dividend on or make a distribution in respect of the capital stock of its subsidiaries, there can be no assurance that CCIC's subsidiaries will generate sufficient cash flow to pay such a dividend or distribute such funds to CCIC or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, would permit such dividends or distributions. Furthermore, the terms of CCI's senior credit facility and its outstanding notes place restrictions on CCI's ability, and the terms of CTI's credit facility and its outstanding bonds place restrictions on CTI's ability, to pay dividends or to make distributions, and in any event, such dividends or distributions may only be paid if no default has occurred under the applicable instrument. In addition, CCIC's subsidiaries will be permitted under the terms of their existing debt instruments to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to CCIC. See "--Our Substantial Level of Indebtedness Could Adversely Affect Our Financial Condition".

Our Agreements with TdF Give TdF Substantial Governance and Economic Rights

   We have entered into agreements with TdF that give TdF significant protective rights with respect to the governance of CCIC and CTI, the ownership of CTI and the disposition of shares in CCIC and CTI. CTI's operations currently account for a substantial majority of our revenues.

 TdF's Governance Rights

   We have granted TdF the ability to govern some of our activities, including the ability to:

  . prohibit us from entering into certain material transactions, including material acquisitions;

  .  elect up to two members of our Board of Directors; and

  . elect at least one director to the executive and nominating and corporate governance committees of our Board of Directors.

   In addition, TdF has significant governance rights over CTI. Although TdF currently has only a 20% equity interest in CTI, these governance rights give TdF generally rights characteristic of those that a 50% partner to a joint venture would have.

   TdF's exercise of these rights could be contrary to your interests and could prevent us from conducting some activities that our Board of Directors consider to be in our best interests and the best interests of our shareholders.

 TdF's CTSH Option

   Under the circumstances described below, TdF also will have the right to acquire all of our shares in CTSH or to require us to purchase all of TdF's shares in CTSH, at fair market value in either case. This right will be triggered under the following circumstances:

  .  the sale of all or substantially all of our assets;

  . a merger, consolidation or similar transaction that would result in any person owning more than 50% of our voting power or equity securities;

  . an unsolicited acquisition by any person of more than 25% of our voting power or equity securities; or

  . other circumstances arising from an acquisition by any person that would give rise to a right of the BBC to terminate our analog or digital transmission contracts with the BBC.

   Further, immediately before any of these events occurs, TdF will have the right to require us to purchase 50% of their Class A common stock in cash at the same price we would have to pay once the event occurs.

   If we were required to sell our shares in CTSH to TdF, we would no longer own our U.K. business. On the other hand, if we were required to purchase all of TdF's shares in CTSH and/or purchase 50% of their Class A common stock, we cannot guarantee that we would have the necessary funds to do so or that we would be permitted to do so under our debt instruments. If we did not have sufficient funds, we would have to seek additional financing. We cannot guarantee, however, that such financing would be available on commercially reasonable terms or at all. If such financing were not available, we might be forced to sell certain other assets at unfavorable prices in order to generate the cash needed to buy the shares from TdF. In addition, our obligation to purchase TdF's shares could result in an event of default under our debt instruments.

 TdF's Liquidity Rights

   Under certain other circumstances, TdF will have the right to require us to purchase all of their shares in CTSH, at fair market value. We may elect to pay either (1) in cash or (2) with our common stock at a discount of 15% to its market value. We cannot guarantee that we will have sufficient funds to purchase such shares for cash if TdF were to require us to purchase their shares of capital stock of CTSH. If we did not have sufficient funds, we would either need to seek additional financing or purchase the shares with our common stock. We cannot guarantee that we could obtain such financing on terms acceptable to us. If we were to issue shares of common stock to effect the purchase, this would result in substantial dilution of our other stockholders, could adversely affect the market prices of the common stock and could impair our ability to raise additional capital through the sale of our equity securities.

 TdF's Preemptive Rights

   Except in certain circumstances, if we issue any equity securities (other than equity that is mandatorily exchangeable for debt, such as the exchangeable preferred stock) to any person, including the equity offering and in connection with the Proposed BAM JV and the Proposed BellSouth Transaction, we must offer TdF the right to purchase, at the same cash price and on the same other terms proposed, up to the amount of such equity securities as would be necessary for TdF and its affiliates to maintain their consolidated ownership percentage in us.

The Construction and Acquisition of Towers Involves Various Risks

   Our growth strategy depends on our ability to construct, acquire and operate towers in conjunction with the expansion of wireless carriers. As of December 31, 1998, we had 72 towers under construction. We currently have plans to commence construction on approximately 800 to 1,100 additional towers during fiscal 1999. Our ability to construct new towers can be affected by a number of factors beyond our control, including:

  . zoning and local permitting requirements and national regulatory approvals;

  . availability of construction equipment and skilled construction personnel; and

  .  bad weather conditions.

   In addition, as the concern over tower proliferation has grown in recent years, certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. You should consider that:

  . the barriers to new construction may prevent us from building towers where we want;

  . we may not be able to complete the number of towers planned for construction in accordance with the requirements of our customers; and

  . we cannot guarantee that there will be a significant need for the construction of new towers once the wireless carriers complete the build-out of their tower network infrastructure.

   Competition for the acquisition of towers is keen, and we expect it to continue to grow. We not only compete against other independent tower owners and operators, but also against wireless carriers, broadcasters and site developers. As competition increases for tower acquisitions, we may be faced with fewer acquisition opportunities, as well as higher acquisition prices. While we regularly explore acquisition opportunities, we cannot guarantee that we will be able to identify suitable towers to acquire in the future. In addition, we may need to seek additional debt or equity financing in order to fund such acquisitions and for working capital to fund the construction of the towers we have already planned or have under contract. We cannot, however, guarantee that such financing will be available or that the proposed financings will be permitted under our debt instruments. Moreover, we cannot guarantee that we will be able to identify, finance and complete future construction and acquisitions on acceptable terms or that we will be able to manage profitably and market under-utilized capacity on additional towers. The extent to which we are unable to construct or acquire additional towers, or manage profitably tower expansion, may have a material adverse effect on our financial condition and results of operations.

   We believe that the time frame for the current wireless build-out cycle may be limited to the next few years, as many PCS and PCN networks have already been built out in large markets. If we do not move quickly and aggressively to obtain growth capital and capture this infrastructure opportunity, our financial condition and results of operations could be materially adversely affected.

Our Business Depends on the Demand for Wireless Communications

   Demand for our site rentals depends on demand for communication sites from wireless carriers, which, in turn, depends on the demand for wireless services. Most types of wireless services currently require ground-based network facilities, including communication sites for transmission and reception. The demand for our sites depends on certain factors which we cannot control, including:

  .  the level of demand for wireless services generally;

  .  the financial condition and access to capital of wireless carriers;

  . the strategy of carriers with respect to owning or leasing communication sites;

  .  changes in telecommunications regulations; and

  .  general economic conditions.

   The wireless communications industry has experienced significant growth in recent years. A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. For example, we anticipate that a significant amount of our revenues over the next several years will be generated from carriers in the PCS and PCN market and, as such, we will be subject to downturns in PCS and PCN demand. Moreover, wireless carriers often operate with substantial leverage, and financial problems for our customers could result in accounts receivable going uncollected, in the loss of a customer and the associated lease revenue or in a reduced ability of these customers to finance expansion activities.

   Finally, advances in technology, such as the development of new satellite systems, could reduce the need for land-based transmission and reception networks. The occurrence of any of these factors could have a material adverse effect on our financial condition and results of operations.

Variability in Demand for Network Services May Reduce the Predictability of Our Results

   Demand for our network services fluctuates from period to period and within periods. These fluctuations are caused by a number of factors, including:

  .  the timing of customers' capital expenditures;

  .  annual budgetary considerations of customers;

  .  the rate and volume of wireless carriers' tower build-outs;

  .  timing of existing customer contracts; and

  .  general economic conditions.

   While demand for our network services fluctuates, we must incur certain costs, such as maintaining a staff of network services employees in anticipation of future contracts, even when there may be no current business. Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as necessarily being indicative of longer-term results. Furthermore, as wireless carriers complete their build-outs, the need for the construction of new towers and the demand for certain network services could decrease significantly and could result in fluctuations and, possibly, significant declines in our operating performance.

We Operate our Business in an Increasingly Competitive Industry--Many of Our Competitors Have Significantly More Resources

   We face competition for site rental customers from various sources, including:

  .  other large independent tower owners;

  . wireless carriers that own and operate their own tower footprints and lease antenna space to other carriers;

  . site development companies which acquire antenna space on existing towers for wireless carriers and manage new tower construction; and

  .  traditional local independent tower operators.

   Wireless communications carriers that own and operate their own tower footprints generally are substantially larger and have greater financial resources than we have. We believe that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting the site rental business.

   We compete for acquisition and new tower construction opportunities with wireless communications carriers, broadcasters, site developers and other independent tower operators. We believe that competition for tower acquisitions will increase and that additional competitors will enter the tower market. These additional competitors may have greater financial resources than we have. See "--The Construction and Acquisition of Towers Involves Various Risks".

   NTL, which owns the privatized engineering division of the Independent Broadcasting Authority, is our principal competitor in the terrestrial broadcast transmission market in the United Kingdom. We could encounter significant competition from NTL for our transmission business with the BBC or ONdigital following the expiration of our current contracts with these broadcasters. See "--We Rely Heavily on Agreements with Several Business Partners".

We Rely Heavily on Agreements with Several Business Partners

   Assuming we had completed the Roll-Up and the Proposed Transactions as of January 1, 1998, none of our customers would have accounted for more than ten percent of our revenues except the BBC, which would have accounted for approximately 25.1% of our revenues, respectively, for the twelve month period ended December 31, 1998.

   Our broadcast transmission business is substantially dependent on contracts with the BBC. See "Business--U.K. Operations--Significant Contracts". The initial term of our analog transmission contract with the BBC will expire on March 31, 2007, and our digital transmission contract with the BBC expires on October 31, 2010. In addition, our digital transmission contract with the BBC may be terminated by the BBC after five years if the BBC's board of governors does not believe that digital television in the United Kingdom has enough viewers, subject to payment to CTI of predetermined cash compensation if this occurs. We cannot guarantee that the BBC will renew these contracts or that they will not attempt to negotiate terms that are not as favorable to us as those in place now. If we were to lose the BBC contracts, our business, results of operations and financial condition would be materially adversely affected.

   In order to optimize service coverage in the United Kingdom and enable viewers to receive all analog UHF television services using one receiving antenna, CTI and NTL have agreed to share all UHF television sites. See "Business--U.K. Operations--Significant Contracts". We are currently in negotiations with NTL to amend the agreement to reflect the build-out of digital transmission sites and equipment, new rates for site sharing fees for new digital facilities and revised operating and maintenance procedures for the new equipment. This agreement may be terminated with five years' notice by either CTI or NTL, and is set to expire on December 31, 2005. Although we do not believe that the agreement will be terminated, we cannot guarantee that it will not be, which could have a material adverse effect on our business, results of operations and financial condition.

We Are Subject to Extensive Regulations Which Could Change at Any Time

   We are subject to a variety of foreign, federal, state and local regulation. In the United States, both the Federal Communications Commission and Federal Aviation Administration regulate towers and other sites used for wireless communications transmitters and receivers. Such regulations control siting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Most proposals to construct new antenna structures or to modify existing antenna structures are reviewed by both the FCC and the FAA to ensure that a structure will not present a hazard to aviation. We generally indemnify our customers against any failure to comply with applicable standards. Failure to comply with applicable requirements may lead to civil penalties or require us to assume costly indemnification obligations. Local regulations include city or other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting our ability to respond to customers' demands. In addition, such regulations increase the costs associated with new tower construction. We cannot guarantee that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted which increase such delays or result in additional costs. These factors could have a material adverse effect on our financial condition and results of operations.

   In the United Kingdom, both OFTEL and the Radiocommunications Agency regulate and monitor telecommunications and frequency licensing for sites used for wireless communications transmitters and receivers. Site rental fees for broadcasting (but not telecommunications) are also subject to price regulation by OFTEL. In order to construct or materially alter towers, we must receive regulatory approvals from the Civil Aviation Authority, which ensures that new antenna structures do not present a hazard to aviation, and from local government planning authorities. In addition, we sometimes must receive international frequency clearance. Our ability to respond to customers' demands may be delayed or even prevented by the need to seek these approvals. We cannot guarantee, therefore, that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted which increase such delays or result in additional costs. These factors could have a material adverse effect on our financial condition and results of operations.

   Since we signed the analog transmission contract with the BBC, the BBC has increased its service requirements to include 24-hour broadcasting on our terrestrial transmission network for the BBC's two national television services and a requirement for CTI to add a number of filler stations to its network to extend existing BBC services. The BBC has agreed to increases of approximately (Pounds)800,000 ($1,330,240) per year in the charges payable by the BBC to CTI for these service enhancements. The additional charges may necessitate an amendment to CTI's Transmission Telecommunications License. OFTEL, the relevant regulatory authority in the United Kingdom, has confirmed in initial discussions with CTI that it is not OFTEL's intention to prevent the provision of such additional services to the BBC at an additional charge. CTI is discussing with OFTEL the most appropriate way to rectify this situation in order to allow the additional services to be provided to the BBC in return for the additional agreed payments. While we expect the license to be amended, there can be no assurance as to the final resolution of these issues with OFTEL.

   Our customers may also become subject to new regulations or regulatory policies which adversely affect the demand for communication sites. In addition, as we pursue international opportunities, we will be subject to regulation in foreign jurisdictions.

   We are also subject to laws and regulations relating to worker health and safety. If we fail to comply with such laws and regulations, it could have a material adverse effect on our business, results of operations or financial condition.

Costs of Compliance with Environmental Laws Could Adversely Affect Our Financial Condition

   Our operations are subject to foreign, federal, state and local laws and regulations regarding the management, use, storage, disposal, emission, release and remediation of, and exposure to, hazardous and nonhazardous substances, materials or wastes. Under certain environmental laws, we could be held liable for the remediation of hazardous substance contamination at current or former facilities or at third-party waste disposal sites, and we also could be subject to personal injury or property damage claims related to such contamination. Although we believe that we are in substantial compliance with all applicable environmental laws, we cannot guarantee that costs of compliance with existing or future environmental laws will not have a material adverse effect on our financial condition and results of operations. See "Business--Environmental Matters".

Emissions from Our Antennas May Create Health Risks

   Our towers are subject to government requirements and other guidelines relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been subject to any claims relating to radio frequency emissions, we cannot guarantee that we will not be subject to such claims in the future.

We Are Subject to Risks Associated with Our International Operations

   We conduct business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates. For the twelve month period ended December 31, 1998, assuming we had completed the Roll-Up on January 1, 1998, but without giving effect to the Proposed Transactions, approximately 74.3% of our consolidated revenues would have originated outside the United States, all of which were denominated in currencies other than U.S. dollars (principally pounds sterling). We have not historically engaged in significant hedging activities with respect to our non-U.S. dollar operations.

   Our international operations are subject to other risks, such as the imposition of government controls, inflation, tariff or taxes and other trade barriers, difficulties in staffing and managing international operations, price, wage and exchange controls, and political, social and economic instability. We cannot guarantee that these and other factors will not have a material adverse effect on our financial condition or results of operations.

We Are Heavily Dependent on Our Senior Management

   Our existing operations and continued future development are dependent to a significant extent upon the performance and active participation of certain key individuals, including senior management. We cannot guarantee that we will be successful in retaining the services of these, or other key personnel. None of our employees have signed noncompetition agreements. If we were to lose any of these individuals, our financial condition and results of operations could be materially adversely affected.

We are Subject to Year 2000 Compliance Problems

   We are in the process of conducting a comprehensive review of our computer systems to identify which of our systems will need to be modified, upgraded or converted to recognize dates after December 31, 1999, which is known as the year 2000 problem. The failure to correct a material year 2000 problem could result in a system failure, such as the failure of tower lighting or security monitoring systems, or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   In 1997 we established a year 2000 project to ensure that the issue received appropriate priority and that the necessary resources were made available. This project includes the replacement of our worldwide business computer systems with systems that use programs that will make approximately 90% of our business computer systems year 2000 compliant. The testing phase of the year 2000 project is ongoing as hardware or system software is remediated, upgraded or replaced. Testing as well as remediation is scheduled for completion in June 1999. The final phase of our year 2000 project, contingency planning, will be completed and tested to the extent possible by September 1999.

   However, we cannot assure you that all year 2000 compliance issues will be resolved without any future disruption or that we will not incur significant additional expense. In addition, if some of our major suppliers and customers fail to address their own year 2000 compliance issues, their non-compliance could have a material adverse effect on us and our operations.

Item 2. Properties

   Our principal corporate offices are located in Canonsburg, Pennsylvania, and Houston, Texas.

                         Size
Location        Title  (Sq.Ft.)       Use
--------        -----  --------       ---
Canonsburg, PA   Owned  48,500  Corporate office
Houston, TX     Leased  19,563  Corporate office

   We have approximately fifteen additional regional offices in the United States which are located throughout our tower coverage areas to serve local customers. In addition, we have offices in the United Kingdom and in Puerto Rico.

   In the United States, the Company's interests in its tower sites are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a tower site typically consists of a three- to five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less then 3,000 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. The Company's land leases generally have five- or ten-year terms and frequently contain one or more renewal options. Some land leases provide "trade-out" arrangements whereby the Company allows the landlord to use tower space in lieu of paying all or part of the land rent. As of December 31, 1998, the Company had approximately 384 land leases. Pursuant to the Senior Credit Facility, the Company's senior lenders have liens on a substantial number of the Company's land leases and other property interests in the United States.

   In the United Kingdom, tower sites range from less than 400 square feet for a small rural TV booster station to over 50 acres for a high-power radio station. As in the United States, the site accommodates the towers, equipment buildings or cabins and, where necessary, guy wires to support the structure. Land is either owned freehold, which is usual for the larger sites, or is held on long-term leases that generally have terms of 21 years or more.

Item 3. Legal Proceedings

   We are occasionally involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings are appeals by landowners of zoning and variance approvals of local zoning boards. While the outcome of these proceedings cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on our financial condition or results of operations. We are currently in discussions with the Department of Labor (the "DOL") to settle an investigation the DOL has conducted into employment practices put into place prior to our acquisition of CCI. Upon notification by the DOL of its investigation, the practices were ceased. We anticipate the settlement to be approximately $200,000.

Item 4. Submissions Of Matters To A Vote Of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Common Stock was initially offered to the public on August 18, 1998 at a price of $13.00 per share. The Common Stock is listed and traded on The Nasdaq Stock Market's National MarketSM ("Nasdaq") under the symbol "TWRS." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported by Nasdaq.

1998                                                              High    Low
----                                                             ------- ------
Third Quarter................................................... $ 13.31 $ 6.00
Fourth Quarter..................................................   23.50   9.87
1999:
-----
First Quarter (through March 15, 1999).......................... $ 23.50 $16.63

   On March 15, 1999, the last reported sale price of the Common Stock as reported by Nasdaq was $19.94. As of March 15, 1999, there were approximately 256 holders of record of the Common Stock.

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is our current policy to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments and the terms of the certificate of designations in respect of our exchangeable preferred stock.

Item 6. Selected Historical Financial Data

CCIC

   The selected historical consolidated financial and other data for CCIC set forth below for each of the four years in the period ended December 31, 1998, and as of December 31, 1995, 1996, 1997 and 1998, have been derived from the consolidated financial statements of CCIC, which have been audited by KPMG LLP, independent certified public accountants. The results of operations for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997, and the results for the year ended December 31, 1997 are not comparable to the year ended December 31, 1996 as a result of business acquisitions consummated in 1997 and 1998. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                            Years Ended December 31,
                                     -----------------------------------------
                                       1995      1996      1997        1998
                                     --------  --------  ---------  ----------
                                             (Dollars in thousands)
Statement of Operations Data:
Net revenues:
 Site rental and broadcast
  transmission.....................  $  4,052  $  5,615  $  11,010  $   75,028
 Network services and other........         6       592     20,395      38,050
                                     --------  --------  ---------  ----------
   Total net revenues..............     4,058     6,207     31,405     113,078
                                     --------  --------  ---------  ----------
Costs of operations:
 Site rental and broadcast
  transmission.....................     1,226     1,292      2,213      26,254
 Network services and other........       --          8     13,137      21,564
                                     --------  --------  ---------  ----------
   Total costs of operations.......     1,226     1,300     15,350      47,818
                                     --------  --------  ---------  ----------
General and administrative.........       729     1,678      6,824      23,571
Corporate development(a)...........       204     1,324      5,731       4,625
Non-cash compensation charges(b)...       --        --         --       12,758
Depreciation and amortization......       836     1,242      6,952      37,239
                                     --------  --------  ---------  ----------
Operating income (loss)............     1,063       663     (3,452)    (12,933)
Equity in earnings (losses) of
 unconsolidated affiliate..........       --        --      (1,138)      2,055
Interest and other income
 (expense)(c)......................        53       193      1,951       4,220
Interest expense and amortization
 of deferred financing costs.......    (1,137)   (1,803)    (9,254)    (29,089)
                                     --------  --------  ---------  ----------
Loss before income taxes and
 minority interests................       (21)     (947)   (11,893)    (35,747)
Provision for income taxes.........       --        (10)       (49)       (374)
Minority interests.................       --        --         --       (1,654)
                                     --------  --------  ---------  ----------
Net loss...........................       (21)     (957)   (11,942)    (37,775)
Dividends on preferred stock.......       --        --      (2,199)     (5,411)
                                     --------  --------  ---------  ----------
Net loss after deduction of
 dividends on preferred stock......  $    (21) $   (957) $ (14,141) $  (43,186)
                                     ========  ========  =========  ==========
Loss per common share--basic and
 diluted...........................  $  (0.01) $  (0.27) $   (2.27) $    (1.02)
                                     ========  ========  =========  ==========
Common shares outstanding--basic
 and diluted (in thousands)........     3,316     3,503      6,238      42,518
                                     ========  ========  =========  ==========
Other Data:
EBITDA(d)..........................  $  1,899  $  1,905  $   3,500  $   37,064
Summary cash flow information:
 Net cash provided by (used for)
  operating activities.............     1,672      (530)      (624)     44,976
 Net cash used for investing
  activities.......................   (16,673)  (13,916)  (111,484)   (149,248)
 Net cash provided by financing
  activities.......................    15,597    21,193    159,843     345,248
Ratio of earnings to fixed
 charges(e)........................       --        --         --          --
Balance Sheet Data (at period end):
Cash and cash equivalents..........  $    596  $  7,343  $  55,078  $  296,450
Property and equipment, net........    16,003    26,753     81,968     592,594
Total assets.......................    19,875    41,226    371,391   1,523,230
Total debt.........................    11,182    22,052    156,293     429,710
Redeemable preferred stock(f)......     5,175    15,550    160,749     201,063
Total stockholders' equity
 (deficit).........................       619      (210)    41,792     737,562

--------
(a) Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers. For the year ended December 31, 1997, such expenses include (i) nonrecurring cash bonuses of $0.9 million paid to certain executive officers in connection with CCIC's initial investment in CTI (the "CTI Investment") and (ii) a nonrecurring cash charge of $1.3 million related to the purchase by CCIC of shares of common stock from CCIC's former chief executive officer in connection with the CTI Investment.
(b) Represents charges related to the issuance of stock options to certain employees and executives.
(c) Includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CTI in connection with the CTI Investment.
(d) EBITDA is defined as operating income (loss) plus depreciation and amortization and non-cash compensation charges. EBITDA is presented as additional information because management believes it to be a useful indicator of CCIC's ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, CCIC's measure of EBITDA may not be comparable to similarly titled measures of other companies.
(e) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes, fixed charges and equity in earnings (losses) of unconsolidated affiliate. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the years ended December 31, 1995, 1996, 1997 and 1998, earnings were insufficient to cover fixed charges by $21,000, $0.9 million, $10.8 million and $37.8 million, respectively.
(f) The 1995, 1996 and 1997 amounts represent (1) the senior convertible preferred stock privately placed by CCIC in August 1997 and October 1997, all of which has been converted into shares of common stock, and (2) the Series A convertible preferred stock, the Series B convertible preferred stock and the Series C convertible preferred stock privately placed by CCIC in April 1995, July 1996 and February 1997, respectively, all of which has been converted into shares of common stock in connection with the consummation of our IPO. The 1998 amount represents the 12 3/4% Senior Exchangeable Preferred Stock due 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion sets forth separately the historical consolidated results of operations of CCIC and CTI and is intended to assist in understanding (i) CCIC's consolidated financial condition as of December 31, 1998 and its consolidated results of operations for each year in the three-year period ended December 31, 1998 and (ii) CTI's consolidated results of operations for each twelve-month period in the two-year period ended March 31, 1998. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters and the risks and uncertainties described in "Risk Factors". This discussion should be read in conjunction with "Selected Historical Financial Data--CCIC", "Selected Historical Financial Data--CTI" and the consolidated financial statements and the notes thereto that are included elsewhere in this document. Results of operations of the acquired businesses that are wholly and majority owned are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, the Company's results of operations for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997, and the results for the year ended December 31, 1997 are not comparable to the year ended December 31, 1996.

Overview

   The continued growth of the Company's business depends substantially on the condition of the wireless communications and broadcast industries. The Company believes that the demand for communications sites will continue to grow and expects that, due to increased competition, wireless carriers will continue to seek operating and capital efficiencies by (1) outsourcing certain network services and the build-out and operation of new and existing infrastructure and
(2) co-locating antennas and transmission equipment on multiple tenant towers. In addition, wireless carriers are beginning to seek to sell their wireless communications infrastructure to, or establish joint ventures with, experienced infrastructure providers, such as the Company, that have the ability to manage networks.

   Further, the Company believes that wireless carriers and broadcasters will continue to seek to outsource the operation of their towers and, eventually, their transmission networks, including the transmission of their signals. Management believes that the Company's ability to manage towers and transmission networks and its proven track record of providing end-to-end services to the wireless communications and broadcasting industries position it to capture such business.

   The willingness of wireless carriers to utilize the Company's infrastructure and related services is affected by numerous factors, including consumer demand for wireless services, interest rates, cost of capital, availability of capital to wireless carriers, tax policies, willingness to co-locate equipment, local restrictions on the proliferation of towers, cost of building towers and technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area. The Company's revenues that are derived from the provision of transmission services to the broadcasting industry will be affected by the timing of the roll-out of digital terrestrial television broadcasts in both the United Kingdom and the United States, as well as in other countries around the world, consumer demand for digital terrestrial broadcasting, interest rates, cost of capital, zoning restrictions on tall towers and the cost of building towers.

   As an important part of its business strategy, the Company will seek (1) to take advantage of the operating leverage of its site rental business by increasing the antenna space leased on its owned or managed communications sites, (2) to leverage its in-house technical and operational expertise, (3) to expand its tower footprints by partnering with wireless carriers to assume ownership of their existing towers and by pursuing build-to-suit opportunities and (4) to acquire existing transmission networks globally as opportunities arise.

Results of Operations

   The Company's primary sources of revenues are from (1) the rental of antenna space on towers and rooftops sites, (2) the provision of network services and
(3) the provision of analog and digital broadcast transmission services.

CCIC

   CCIC's primary sources of revenues are from (1) the rental of antenna space on towers and rooftop sites and (2) the provision of network services, which includes network design and site selection, site acquisition, site development and construction and antenna installation.

   Site rental revenues are received primarily from wireless communications companies, including cellular, PCS, paging, specialized mobile radio/enhanced specialized mobile radio ("SMR/ESMR") and microwave operators. Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five years (with three or four optional renewal periods of five years each). Average revenues for CCIC's managed rooftop sites are less than for the owned and managed towers because a substantial portion of the revenues from the tenants at rooftop sites is remitted to the building owner or manager.

   Network services revenues consist of revenues from (1) network design and site selection, (2) site acquisition, (3) site development and construction,
(4) antenna installation and (5) other services. Network services revenues are received primarily from wireless communications companies. Network services revenues are recognized under service contracts which provide for billings on either a fixed price basis or a time and materials basis. Demand for CCIC's network services fluctuates from period to period and within periods. See "Item
1. Business--Risk Factors--Variability in Demand for Network Services May Reduce the Predictability of Our Results". Consequently, the operating results of CCIC's network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. CCIC also derives revenues from the ownership and operation of microwave radio and SMR networks in Puerto Rico where CCIC owns radio wave spectrum in the 2,000 MHz and 6,000 MHz range (for microwave radio) and the 800 MHz range (for SMR). These revenues are generally recognized under monthly management or service agreements.

   Costs of operations for site rental primarily consist of land leases, repairs and maintenance, utilities, insurance, property taxes and monitoring costs as well as, in the case of managed sites, rental payments. For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added. However, rental expenses at certain managed towers increase as additional customer antennas are added, resulting in higher incremental revenues but lower incremental margins than on owned towers. Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. CCIC incurs these network services costs (1) to support its internal operations, including construction and maintenance of its owned towers, and (2) to maintain the employees necessary to provide end-to-end services to third parties regardless of the level of such business at any time. The Company believes that its experienced staff enables it to provide the type of end-to-end services that enhance its ability to acquire access to the infrastructure of wireless carriers and to attract significant build-to-suit contracts.

   General and administrative expenses consist primarily of employee compensation and related benefits costs, advertising, professional and consulting fees, office rent and related expenses and travel costs. Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers.

   Depreciation and amortization charges relate to CCIC's property and equipment (primarily towers, construction equipment and vehicles), goodwill and other intangible assets recorded in connection with business acquisitions. Depreciation of towers and amortization of goodwill are computed with a useful life of 20 years. Amortization of other intangible assets (principally the value of existing site rental contracts at Crown) is computed with a useful life of 10 years. Depreciation of construction equipment and vehicles are generally computed with useful lives of 10 years and 5 years, respectively.

   In May 1997, the Company consummated the TEA acquisition and the TeleStructures acquisition. In August 1997, the Company consummated the acquisition of Crown Communication. In August 1998, the Company consummated a share exchange with the shareholders of CTSH, pursuant to which the Company's ownership of CTSH increased from approximately 34.3% to 80%. In October 1998, CTI consummated the Millennium acquisition. Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, the Company's results of operations for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997, and the results for the year ended December 31, 1997 are not comparable to the year ended December 31, 1996. See "--CTI" for a description of the revenues and operating expenses that are included in CCIC's consolidated results of operations subsequent to the consummation of the share exchange in August 1998.

   The following information is derived from CCIC's historical Consolidated Statements of Operations for the periods indicated.

                              Year Ended            Year Ended          Year Ended
                          December 31, 1996      December 31, 1997   December 31, 1998
                          --------------------   ------------------  ------------------
                                      Percent              Percent             Percent
                                      of Net                of Net              of Net
                           Amount    Revenues     Amount   Revenues   Amount   Revenues
                          ---------  ---------   --------  --------  --------  --------
                                              (Dollars in thousands)
Net revenues:
 Site rental and
  broadcast
  transmission..........  $   5,615      90.5%   $ 11,010    35.1%   $ 75,028    66.4%
 Network services and
  other.................        592       9.5      20,395    64.9      38,050    33.6
                          ---------   -------    --------   -----    --------   -----
   Total net revenues...      6,207     100.0      31,405   100.0     113,078   100.0
                          ---------   -------    --------   -----    --------   -----
Operating expenses:
 Costs of operations:
 Site rental and
  broadcast
  transmission..........      1,292      23.0       2,213    20.1      26,254    35.0
 Network services and
  other.................          8       1.4      13,137    64.4      21,564    56.7
                          ---------              --------            --------
   Total costs of
    operations..........      1,300      21.0      15,350    48.9      47,818    42.3
 General and
  administrative........      1,678      27.0       6,824    21.7      23,571    20.8
 Corporate development..      1,324      21.3       5,731    18.3       4,625     4.1
 Non-cash compensation
  charges...............        --        --          --      --       12,758    11.3
 Depreciation and
  amortization..........      1,242      20.0       6,952    22.1      37,239    32.9
                          ---------   -------    --------   -----    --------   -----
Operating income
 (loss).................        663      10.7      (3,452)  (11.0)    (12,933)  (11.4)
Other income (expense):
 Equity in earnings
  (losses) of
  unconsolidated
  affiliate.............        --        --       (1,138)   (3.6)      2,055     1.8
 Interest and other
  income (expense)......        193       3.1       1,951     6.2       4,220     3.7
 Interest expense and
  amortization of
  deferred financing
  costs.................     (1,803)    (29.0)     (9,254)  (29.5)    (29,089)  (25.7)
                          ---------   -------    --------   -----    --------   -----
Loss before income taxes
 and minority
 interests..............       (947)    (15.2)    (11,893)  (37.9)    (35,747)  (31.6)
Provision for income
 taxes..................        (10)     (0.2)        (49)   (0.1)       (374)   (0.3)
Minority interests......        --        --          --      --       (1,654)   (1.5)
                          ---------   -------    --------   -----    --------   -----
Net loss................  $    (957)    (15.4)%  $(11,942)  (38.0)%  $(37,775)  (33.4)%
                          =========   =======    ========   =====    ========   =====

Comparison of Years Ended December 31, 1998 and 1997

   Consolidated revenues for 1998 were $113.1 million, an increase of $81.7 million from 1997. This increase was primarily attributable to (i) a $64.0 million, or 581.5%, increase in site rental and broadcast transmission revenues, of which $52.5 million was attributable to CTI and $11.5 million was attributable to the

Crown operations; (ii) an $11.4 million increase in network services revenues from the Crown operations; and (iii) $5.6 million in network services revenues from CTI.

   Costs of operations for 1998 were $47.8 million, an increase of $32.5 million from 1997. This increase was primarily attributable to (i) a $24.0 million increase in site rental and broadcast transmission costs, of which $20.1 million was attributable to CTI and $3.9 million was attributable to the Crown operations; (ii) a $3.8 million increase in network services costs related to the Crown operations; and (iii) $4.2 million in network services costs from CTI. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 35.0% for 1998 from 20.1% for 1997, primarily due to (1) higher costs attributable to the CTI operations which are inherent with CTI's broadcast transmission business, and (2) higher costs for the Crown operations. Costs of operations for network services as a percentage of network services revenues decreased to 56.7% for 1998 from 64.4% for 1997, primarily due to improved margins from the Crown operations. Margins from the Crown network services operations vary from period to period, often as a result of increasingly competitive market conditions.

   General and administrative expenses for 1998 were $23.6 million, an increase of $16.7 million from 1997. This increase was primarily attributable to (i) an $11.3 million increase in expenses related to the Crown operations; (ii) a $2.8 million increase in expenses at our corporate office; and (iii) $2.4 million in expenses at CTI. General and administrative expenses as a percentage of revenues decreased for 1998 to 20.8% from 21.7% for 1997 because of lower overhead costs as a percentage of revenues for CTI, partially offset by higher overhead costs as a percentage of revenues for Crown and the increase in costs at our corporate office.

   Corporate development expenses for 1998 were $4.6 million, a decrease of $1.1 million from 1997. Corporate development expenses for 1997 included nonrecurring compensation charges associated with the CTI Investment of (i) $0.9 million for certain executive bonuses and (ii) the repurchase of shares of our common stock from a member of our Board of Directors, which resulted in compensation charges of $1.3 million. Corporate development expenses for 1998 included discretionary bonuses related to the Company's performance totaling approximately $1.8 million for certain members of our management.

   We have recorded non-cash compensation charges of $12.8 million related to the issuance of stock options to certain employees and executives. Such charges are expected to amount to approximately $1.6 million per year through 2002 and approximately $0.8 million in 2003. See "--Compensation Charges Related to Stock Option Grants".

   Depreciation and amortization for 1998 was $37.2 million, an increase of $30.3 million from 1997. This increase was primarily attributable to (1) a $9.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown acquisition; and (2) $20.3 million of depreciation and amortization related to the property and equipment and goodwill from CTI.

   The equity in earnings (losses) of unconsolidated affiliate represents our 34.3% share of CTI's net earnings (losses) for the periods from March 1997 through August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the eight months ended August 31, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $97.2 million, $18.6 million, $13.4 million and $6.0 million, respectively. Included in CTI's results of operations for such period are non-cash compensation charges for approximately $3.8 million related to the issuance of stock options to certain members of CTI's management.

   Interest and other income for 1997 includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CTI. Interest income for 1998 resulted primarily from
(1) the investment of excess proceeds from the sale of the 10 5/8% discount notes in

November 1997; and (2) the investment of the net proceeds from the IPO in August 1998. See "--Liquidity and Capital Resources".

   Interest expense and amortization of deferred financing costs for 1998 was $29.1 million, an increase of $19.8 million, or 214.3%, from 1997. This increase was primarily attributable to amortization of the original issue discount on the 10 5/8% discount notes and interest on CTI's indebtedness.

   Minority interests represent the minority shareholder's 20% interest in CTI's operations.

Comparison of Years Ended December 31, 1997 and 1996

   Consolidated revenues for 1997 were $31.4 million, an increase of $25.2 million from 1996. This increase was primarily attributable to (1) a $5.4 million, or 96.1%, increase in site rental revenues, of which $4.2 million was attributable to the Crown operations and $0.7 million was attributable to the Puerto Rico operations; (2) $10.4 million in network services revenues from TEA; and (3) $7.2 million in network services revenues from the Crown operations. The remainder of the increase was largely attributable to higher revenues from SMR and microwave radio services in Puerto Rico and the monthly service fees received from CTI beginning in March 1997.

   Costs of operations for 1997 were $15.4 million, an increase of $14.1 million from 1996. This increase was primarily attributable to (1) $8.5 million of network services costs related to the TEA operations; (2) $3.9 million of network services costs related to the Crown operations; and (3) $0.9 million in site rental costs attributable to the Crown operations. Costs of operations for site rental as a percentage of site rental revenues decreased to 20.1% for 1997 from 23.0% for 1996 because of increased utilization of the towers located in the southwestern United States and Puerto Rico. Costs of operations for network services as a percentage of network services revenues were 64.4% for 1997, reflecting lower margins that are inherent in the network services businesses acquired in 1997.

   General and administrative expenses for 1997 were $6.8 million, an increase of $5.1 million from 1996. This increase was primarily attributable to $3.0 million of expenses related to the Crown operations and $1.4 million of expenses related to the TEA operations, along with an increase in costs of $0.2 million at CCIC's corporate office. General and administrative expenses as a percentage of revenues decreased for 1997 to 21.7% from 27.0% for 1996 because of lower overhead costs as a percentage of revenues for Crown and TEA.

   Corporate development expenses for 1997 were $5.7 million, an increase of $4.4 million from 1996. A substantial portion of this increase was attributable to nonrecurring compensation charges associated with the CTI Investment of (1) $0.9 million for certain executive bonuses and (2) the repurchase of shares of CCIC's common stock from a member of its Board of Directors, which resulted in compensation charges of $1.3 million. The remaining $2.2 million of the increase in corporate development expenses was attributable to a higher allocation of personnel costs, along with an overall increase in such costs, associated with an increase in acquisition and business development activities.

   Depreciation and amortization for 1997 was $7.0 million, an increase of $5.7 million from 1996. This increase was primarily attributable to (1) $4.7 million of depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown acquisition; (2) $0.5 million of depreciation and amortization related to the property and equipment and goodwill acquired in the TEA and TeleStructures acquisitions; and
(3) $0.3 million resulting from twelve months of depreciation related to the property and equipment acquired in the Puerto Rico acquisition.

   The equity in losses of unconsolidated affiliate of $1.1 million represents CCIC's 34.3% share of CTI's net loss for the period from March through December 1997. After making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United

States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net losses of $103.5 million, $16.5 million, $20.4 million and $3.3 million, respectively.

   Interest and other income for 1997 includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CTI, the impact on earnings of which was partially offset by certain executive bonuses related to the CTI Investment and included in corporate development expenses. Interest income for 1997 resulted primarily from the investment of excess proceeds from the sale of CCIC's Series C convertible preferred stock in February 1997.

   Interest expense and amortization of deferred financing costs for 1997 was $9.3 million, an increase of $7.5 million, or 413.3%, from 1996. This increase was primarily attributable to (1) commitment fees related to an unfunded interim loan facility related to the Crown acquisition and an unfunded revolving credit facility; (2) interest on notes payable to the former stockholders of Crown for a portion of the purchase price of the Crown Communication Inc.; (3) amortization of the original issue discount on the 10 5/8% discount notes; (4) interest and fees associated with borrowings under CCIC's bank credit facility which were used to finance the Crown acquisition on an interim basis; (5) interest on outstanding borrowings assumed in connection with the Crown acquisition; and (6) interest on borrowings under CCIC's bank credit facility which were used to finance the acquisition of the Puerto Rico system.

CTI

   CTI's primary sources of revenues are from (1) the provision of analog and digital broadcast transmission services to the BBC and commercial broadcasters,
(2) the rental of antenna space on towers and (3) the provision of network services, which includes broadcast consulting, network design and site selection, site acquisition, site development and antenna installation and site management and other services.

   Broadcast transmission services revenues are received for both analog and digital transmission services. Monthly analog transmission revenues are principally received from the BBC under a contract with an initial 10-year term through March 31, 2007. Digital transmission services revenues from the BBC and ONdigital are recognized under contracts with initial terms of 12 years through November 15, 2010. Monthly revenues from these digital transmission contracts increase over time as the network rollout progresses. See "Item 1. Business-- U.K. Operations--Significant Contracts".

   Site rental revenues are received from other broadcast transmission service providers (primarily NTL) and wireless communications companies, including all four U.K. cellular operators (Cellnet, Vodafone, One2One and Orange). As of December 31, 1998, approximately 200 companies rented space on approximately 514 of CTI's 919 towers and rooftops. Site rental revenues are generally recognized on a monthly basis under lease agreements with original terms of three to twelve years. Such lease agreements generally require annual payments in advance, and include rental rate adjustment provisions between one and three years from the commencement of the lease. Site rental revenues are expected to become an increasing portion of CTI's total U.K. revenue base, and the Company believes that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services in the United Kingdom.

   Network services revenues consist of (1) network design and site selection, site acquisition, site development and antenna installation (collectively, "network design and development") and (2) site management and other services. Network design and development services are provided to (1) a number of broadcasting and related organizations, both in the United Kingdom and other countries; (2) all four U.K. cellular operators; and (3) a number of other wireless communications companies, including Dolphin and Highway One. These services are usually subject to a competitive bid, although a significant proportion result from an operator coming onto an existing CTI site. Revenues from such services are recognized on either a fixed price or a time and materials basis. Site management and other services, consisting of both network monitoring and equipment maintenance, are carried out in the United Kingdom for a number of emergency service organizations. Revenues for such services are received under contracts with original terms of between three and five years. They provide for fixed prices with respect to network monitoring and variable pricing dependent on the level of equipment maintenance carried out in a given period.

   Costs of operations for broadcast transmission services consist primarily of employee compensation and related benefits costs, utilities, rental payments under the Site-Sharing Agreement with NTL, circuit costs and repairs and maintenance on both transmission equipment and structures.

   Site rental operating costs consist primarily of employee compensation and related benefits costs, utilities and repairs and maintenance. The majority of such costs are relatively fixed in nature, with increases in revenue from new installations on existing sites generally being achieved without a corresponding increase in costs.

   Costs of operations for network services consist primarily of employee compensation and related benefits costs and on-site construction and materials costs.

   General and administrative expenses consist primarily of office occupancy and related expenses, travel costs, professional and consulting fees, advertising, insurance and employee training and recruitment costs. Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of external professional fees related to specific activities and allocated compensation, benefits and overhead costs that are not directly related to the administration or management of CTI's existing lines of business.

   Depreciation and amortization charges relate to CTI's property and equipment (primarily towers, broadcast transmission equipment and associated buildings) and goodwill recorded in connection with the acquisition of the Home Service Transmission business from the BBC (the "BBC Home Service Transmission Business"). Depreciation of towers is computed with useful lives of 20 to 25 years; depreciation of broadcast transmission equipment is computed with a useful life of 20 years; and depreciation of buildings is computed with useful lives ranging from 20 to 50 years. Amortization of goodwill is computed with a useful life of 20 years.

   The following information is derived from the Consolidated Profit and Loss Accounts of (i) CTI for periods subsequent to February 28, 1997 (the date of inception of CTI's operations) and (ii) the BBC Home Service Transmission Business for periods prior to that date. For purposes of the following discussion, CTI's results for the month ended March 31, 1997 have been combined with the results of the BBC Home Service Transmission Business for the eleven months ended February 27, 1997, and CTI's results for the nine months ended December 31, 1997 have been combined with its results for the three months ended March 31, 1998. The following discussion presents an analysis of such combined results for the twelve-month periods ended March 31, 1998 and 1997. Results for CTI are not comparable to results from the BBC Home Service Transmission Business due to differences in the carrying amounts of property and equipment and goodwill. As of December 31, 1997, CTI changed its fiscal year end for financial reporting purposes from March 31 to December 31; as such, the results for the three months ended March 31, 1998 are unaudited.

   CTI uses the U.K. pound sterling as the functional currency for its operations. The following amounts have been translated to U.S. dollars using the average Noon Buying Rate for each period. The following amounts reflect certain adjustments to present the results of operations in accordance with U.S. generally accepted accounting principles ("GAAP"). For the results of the BBC Home Service Transmission Business, such adjustments affect depreciation and amortization expense as a result of differences in the carrying amounts for property and equipment; for CTI, such adjustments affect (1) operating expenses as a result of differences in the accounting for pension costs, and (2) interest expense as a result of the capitalization of interest costs in connection with constructed assets.

                               Twelve Months Ended      Twelve Months Ended
                                 March 31, 1997           March 31, 1998
                               -----------------------  -----------------------
                                             Percent                  Percent
                                             of Net                   of Net
                                Amount      Revenues     Amount      Revenues
                               -----------  ----------  -----------  ----------
                                       (Dollars in thousands)
Net revenues:
  Site rental and broadcast
   transmission............... $   112,122       91.7%  $   113,558       89.2%
  Network services and other..      10,090        8.3        13,731       10.8
                               -----------   --------   -----------   --------
    Total net revenues........     122,212      100.0       127,289      100.0
                               -----------   --------   -----------   --------
Operating expenses:
  Costs of operations:
   Site rental and broadcast
    transmission..............      61,339       54.7        53,957       47.5
   Network services and oth-
    er........................       5,912       58.6         6,075       44.2
                               -----------   --------   -----------   --------
    Total cost of operations..      67,251       55.0        60,032       47.1
  General and administrative..       7,196        5.9         8,626        6.8
  Corporate development.......         --         --          2,303        1.8
  Depreciation and
   amortization...............      17,256       14.1        37,382       29.4
                               -----------   --------   -----------   --------
Operating income..............      30,509       25.0        18,946       14.9
Other income (expense):
  Interest and other income...          79        0.1           746        0.6
  Interest expense and
   amortization of deferred
   financing costs............      (1,434)      (1.2)      (24,201)     (19.0)
Income (loss) before income
 taxes........................      29,154       23.9        (4,509)      (3.5)
  Provision for income taxes..         --         --            --         --
                               -----------   --------   -----------   --------
Net income (loss)............. $    29,154       23.9%  $    (4,509)      (3.5)%
                               ===========   ========   ===========   ========

Comparison of Twelve Months Ended March 31, 1998 and Twelve Months Ended March 31, 1997

   Consolidated revenues for the twelve months ended March 31, 1998 were $127.3 million, an increase of $5.1 million from the twelve months ended March 31, 1997. This increase was primarily attributable to (1) a $1.4 million increase in broadcast transmission services and site rental revenues and (2) a $3.6 million increase in network services and other revenues. Revenues from the BBC for the twelve months ended March 31, 1998 amounted to $79.5 million, or 62.5% of total revenues, as compared to $85.5 million, or 70.0% of total revenues, for the twelve months ended March 31, 1997. Revenues from NTL for the twelve months ended March 31, 1998 amounted to $11.8 million, or 9.2% of total revenues. Network services revenues for the twelve months ended March 31, 1998 consisted of $10.6 million from network design and development services and $3.1 million from site management and other services.

   Costs of operations for the twelve months ended March 31, 1998 were $60.0 million, a decrease of $7.2 million from the twelve months ended March 31, 1997. This decrease was primarily attributable to a $7.4 million decrease in broadcast transmission services and site rental costs, partially offset by a $0.2 million increase in network services and other costs. Costs of operations as a percentage of revenues for broadcast transmission services and site rental were 47.5% for the twelve months ended March 31, 1998, as compared to 54.7% for the twelve months ended March 31, 1997. This decrease was attributable to (1) increases in site rental revenues from existing sites with little change in site operating costs; and (2) the elimination, as of February 28, 1997, of certain costs recharged to the BBC Home Service Transmission Business by the BBC. Costs of operations as a percentage of revenues for network services and other were 44.2% for the twelve months ended March 31, 1998, as compared to 58.6% for the twelve months ended March 31, 1997. This decrease was attributable to (1) a higher proportion of broadcast consulting revenues, which result in higher margins than certain other network design and development services and (2) the elimination, as of February 28, 1997, of certain costs recharged to the BBC Home Service Transmission Business by the BBC. Costs of operations for site rental and broadcast transmission for the twelve months ended March 31, 1998 includes non-cash compensation charges for $1.1 million related to the issuance of stock options to certain employees.

   General and administrative expenses for the twelve months ended March 31, 1998 were $8.6 million, an increase of $1.4 million from the twelve months ended March 31, 1997. As a percentage of revenues, general and administrative expenses were 6.8% and 5.9% for the twelve months ended March 31, 1998 and 1997, respectively. This increase was attributable to costs incurred by CTI as a separate enterprise which were not directly incurred by the BBC Home Service Transmission Business as a part of the BBC.

   Corporate development expenses for the twelve months ended March 31, 1998 relate primarily to costs incurred in connection with certain projects in Australasia and non-cash compensation charges for $1.8 million related to the issuance of stock options to certain executives.

   Depreciation and amortization for the twelve months ended March 31, 1998 was $37.4 million, an increase of $20.1 million from the twelve months ended March 31, 1997. Monthly charges for depreciation and amortization increased for periods subsequent to February 28, 1997 due to (i) a decrease in the estimated useful lives for certain transmission and power plant equipment from 25 to 20 years; and (ii) the amortization of goodwill recorded in connection with the acquisition of the BBC Home Service Transmission Business.

   Interest and other income for the twelve months ended March 31, 1998 resulted primarily from (i) the investment of excess proceeds from amounts drawn under CTI's bank credit facilities in February 1997; and (ii) the investment of cash generated from operations during the period.

   Interest expense and amortization of deferred financing costs for the twelve months ended March 31, 1998 was $24.2 million. This amount was comprised of (1) $4.9 million related to amounts drawn under the CTI Credit Facility; (2) $15.6 million related to the CTI Bonds; and (3) $3.7 million for the amortization of deferred financing costs. Interest expense and amortization of deferred financing costs of $1.4 million for the twelve months ended March 31, 1997 was attributable to amounts drawn under the CTI Credit Facility. The BBC Home Service Transmission Business did not incur any financing costs as a part of the BBC prior to February 28, 1997.

Liquidity and Capital Resources

   Our business strategy contemplates substantial capital expenditures (1) in connection with the expansion of our tower footprints by partnering with wireless carriers to assume ownership or control of their existing towers by pursuing build-to-suit opportunities and by pursuing other tower acquisition opportunities and (2) to acquire existing transmission networks globally as opportunities arise. Since its inception, CCIC has generally funded its activities (other than acquisitions and investments) through excess proceeds from contributions of equity capital. CCIC has financed acquisitions and investments with the proceeds from equity contributions, borrowings under our senior credit facilities, issuances of debt securities and the issuance of promissory notes to sellers. Since its inception, CTI has generally funded its activities (other than the acquisition of the BBC Home Service Transmission Business) through cash provided by operations and borrowings under CTI's credit facility. CTI financed the acquisition of the BBC Home Service Transmission Business with the proceeds from equity contributions and the issuance of CTI's 9% bonds.

   For the years ended December 31, 1996, 1997 and 1998, our net cash provided by (used for) operating activities was ($0.5 million), ($0.6 million) and $45.0 million, respectively. For the years ended December 31, 1996, 1997 and 1998, our net cash provided by financing activities was $21.2 million, $159.8 million and $345.2 million, respectively. Our primary financing-related activities in 1998 included the following:

    Exchangeable Preferred Stock Offering. On December 16, 1998, we privately placed 200,000 shares of our 12 3/4% Senior Exchangeable Preferred Stock due 2010, with a liquidation preference of $1,000 per share, resulting in net proceeds to us of approximately $193.0 million. We used a portion of the net proceeds of the exchangeable preferred stock offering to repay our outstanding indebtedness under CCI's senior credit facility. We intend to use the remainder of the net proceeds of the exchangeable preferred stock offering to finance a portion of our investment in the Proposed BAM JV.

    Initial Public Offering. On August 18, 1998, we consummated our IPO at a price to the public of $13.00 per share. We sold 12,320,000 shares of our common stock and received proceeds of $151.0 million (after underwriting discounts of $9.1 million but before other expenses of the IPO, which totaled approximately $4.1 million). We intend to use the net proceeds from the IPO to finance a portion of our investment in the Proposed BAM JV.

   Capital expenditures were $138.8 million for the twelve months ended December 31, 1998, of which $3.7 million were for CCIC, $84.9 million was for CCI and $50.2 million were for CTI. We anticipate that we will build, through the end of 1999, approximately 750 towers in the United States at a cost of approximately $175.0 million and approximately 200 towers in the United Kingdom at a cost of approximately $23.0 million. We also expect that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)40.0 million ($66.5 million).

   In addition to capital expenditures in connection with build-to-suits, we expect to apply a significant amount of capital to finance the cash portion of the consideration being paid in connection with the Proposed Transactions.

   In connection with the Proposed BAM JV, we will contribute, in addition to other consideration, $250.0 million in cash to the joint venture. The joint venture expects to borrow $180.0 million under a committed $250.0 million revolving credit facility, following which the joint venture will make a $380.0 million cash distribution to BAM. We have allocated the net proceeds of our IPO and a portion of the net proceeds of our 12 3/4% exchangeable preferred stock offering to finance our cash contribution to the joint venture.

   In connection with the Proposed BellSouth Transaction, we will pay BellSouth, in addition to other consideration, $430.0 million in cash. We have deposited $50.0 million in an escrow account pending the first closing of the transaction, which we funded through a loan agreement we entered into on March 15, 1999. We expect to use a portion of the net proceeds of the offerings to finance this transaction.

   In connection with the Proposed Powertel Acquisition, we will pay Powertel $275.0 million in cash. We have deposited $50.0 million, which we funded through the March 15, 1999 loan agreement, in an escrow account to be applied to the purchase price at closing. We expect to use a portion of the net proceeds of the offerings to finance this transaction.

   We expect that the consummation of the Proposed Transactions and the execution of our build-to-suit program will have a material impact on our liquidity. We expect that once integrated, these transactions will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new build-to-suit towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity.

   Our liquidity may also be materially impacted if we fail to consummate any or all of the Proposed Transactions. In the event we consummate the Proposed Offerings and subsequently fail to consummate the Proposed BAM JV, the Proposed BellSouth Transaction or the Proposed Powertel Acquisition, the proceeds of the offerings or, in the case of the Proposed BAM JV, the proceeds of our prior 12 3/4% exchangeable preferred stock offering, would no longer be required to be allocated to finance such transaction and would be available to us as additional liquidity. If the Proposed Transaction giving rise to such additional liquidity were the Proposed BellSouth Transaction or the Proposed Powertel Acquisition, the increase in our liquidity could be somewhat offset by any portion of the escrow payments made in connection with such transactions that we may forfeit as a result of not closing such transactions. See "Item 1. Business--Risk Factors--The Proposed Transactions".

   More importantly, if we fail to consummate the Proposed Offerings or to consummate them on terms that results in less net proceeds, we would have to seek alternative financing for the Proposed Transactions. In such event, there can be no assurance that we could obtain any such alternative financing and we may be forced to forego these transactions. If we forego either the Proposed BellSouth Transaction or the Proposed Powertel Acquisition, we would likely be forced to forfeit all or part of the related escrow payments. If we were to fail to consummate the Proposed Offerings, fail to consummate the Proposed Transactions and forfeit all or any significant portion of the $100.0 million in escrow payment made in connection with the Proposed Transactions, it would have a material adverse effect on the Company's financial condition, including its ability to implement its current business strategy.

   To fund the execution of the our business strategy, including the Proposed Transactions, we expect to use the net proceeds of the offerings, the borrowings available under CCI's senior credit facility, the borrowings available under CTI's credit facility and the remaining net proceeds from our IPO and our 12 3/4% exchangeable preferred stock offering. Following consummation of the offerings and assuming all the Proposed Transactions are consummated, we believe we will have sufficient liquidity to fund our operations and pursue our business strategy in the near term. Our business strategy, however, includes the pursuit of additional tower acquisition and build-out opportunities, and we may have additional cash needs as opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. In the event we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when an opportunity arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available (on commercially acceptable terms or at all) or permitted by the terms of our existing indebtedness. To the extent we are unable to finance future capital expenditures, we will be unable to achieve our currently contemplated business strategy.

   As of December 31, 1998, after giving pro forma effect to the offerings, we would have had consolidated cash and cash equivalents of $962.6 million (including $6.5 million at CTI), consolidated long-term debt of $729.7 million, consolidated redeemable preferred stock of $201.1 million and consolidated stockholders' equity of $1,114.6 million. As of December 31, 1998, after giving pro forma effect to the offerings and the Proposed Transactions, we would have had consolidated cash and cash equivalents of $49.6 million (including $6.5 million at CTI and $45.9 million at the Proposed BAM JV), consolidated long-term debt of $909.7 million, consolidated redeemable preferred stock of $201.1 million and consolidated stockholders' equity of $1,491.6 million.

   As of March 1, 1999, CCI and its subsidiaries had unused borrowing availability under its senior credit facility of approximately $54.0 million, and CTI had unused borrowing availability under its credit facility of approximately (Pounds)24.0 million ($39.9 million). As of December 31, 1998, CCI and its subsidiaries and CTI and its subsidiaries had approximately $77.6 million and (Pounds)30.8 million ($51.2 million) of unused borrowing availability, respectively, under CCI's senior credit facility and CTI's credit facility. Upon its formation, the Proposed BAM JV will borrow $180.0 million under a committed $250.0 million credit facility. CCI's senior credit facility and CTI's credit facility require, and the Proposed BAM JV credit facility will require, that the respective borrowers maintain certain financial covenants; in addition, all three credit facilities place restrictions on the ability of the borrower and its subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   Prior to May 15, 2003, the interest expense on our 10 5/8% discount notes will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes will require annual cash interest payments of approximately $26.7 million. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CTI Bonds are (Pounds)11.25 million ($18.7 million). In addition, CCI's senior credit facility and CTI's credit facility will require periodic interest payments on amounts borrowed thereunder. Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations (including our 10 5/8% discount notes and the CTI Bonds), will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We anticipate that we may need to refinance all or a portion of our indebtedness (including our 10 5/8% discount notes and the CTI Bonds) on or prior to its scheduled maturity. There can be no assurance that we will be able to effect any required refinancings of our indebtedness on commercially reasonable terms or at all. See "Item 1. Business--Risk Factors".

Reporting Requirements Under the Indenture Governing the 10 5/8% Notes (the 10 5/8% Notes Indenture")

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

   Upon consummation of the share exchange with CTI's shareholders, which increased the Company's ownership interest in CTI to 80%, the Company designated CTI as an Unrestricted Subsidiary. In addition, the net proceeds from the IPO were placed into a newly formed subsidiary that was also designated as an Unrestricted Subsidiary. Prior to these transactions, the Company did not have any Unrestricted Subsidiaries. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                             December 31, 1998
                            ----------------------------------------------------
                            Company and
                             Restricted  Unrestricted Consolidation Consolidated
                            Subsidiaries Subsidiaries Eliminations     Total
                            ------------ ------------ ------------- ------------
                                         (In thousands of dollars)
   Cash and cash
    equivalents............  $   41,785   $  254,665    $      --    $  296,450
   Other current assets....      19,585       26,081           --        45,666
   Property and equipment,
    net....................     165,205      427,389           --       592,594
   Investments in
    Unrestricted
    Subsidiaries...........     744,941           --     (744,941)           --
   Goodwill and other
    intangible assets,
    net....................     143,729      426,011           --       569,740
   Other assets, net.......      15,440        3,340           --        18,780
                             ----------   ----------    ---------    ----------
                             $1,130,685   $1,137,486    $(744,941)   $1,523,230
                             ==========   ==========    =========    ==========
   Current liabilities.....  $   17,653   $   75,234    $      --    $   92,887
   Long-term debt..........     173,599      256,111           --       429,710
   Other liabilities.......         808       22,015           --        22,823
   Minority interests......          --       39,185           --        39,185
   Redeemable preferred
    stock..................     201,063           --           --       201,063
   Stockholders' equity....     737,562      744,941     (744,941)      737,562
                             ----------   ----------    ---------    ----------
                             $1,130,685   $1,137,486    $(744,941)   $1,523,230
                             ==========   ==========    =========    ==========

                          Three Months Ended December 31, 1998       Year Ended December 31, 1998
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $ 17,030     $43,787      $60,817      $ 55,023     $58,055      $113,078
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........      7,069      18,117       25,186        23,446      24,372        47,818
General and
 administrative.........      6,883       1,666        8,549        21,153       2,418        23,571
Corporate development...      1,787          --        1,787         4,625          --         4,625
Non-cash compensation
 charges................        523         874        1,397         9,907       2,851        12,758
Depreciation and
 amortization...........      4,879      15,255       20,134        16,921      20,318        37,239
                           --------     -------      -------      --------     -------      --------
Operating income
 (loss).................     (4,111)      7,875        3,764       (21,029)      8,096       (12,933)
Equity in earnings of
 unconsolidated
 affiliate..............         --          --           --         2,055          --         2,055
Interest and other
 income (expense).......       (285)      2,212        1,927         1,101       3,119         4,220
Interest expense and
 amortization of
 deferred financing
 costs..................     (5,823)     (5,685)     (11,508)      (21,727)     (7,362)      (29,089)
Provision for income
 taxes                         (156)         --         (156)         (374)         --          (374)
Minority interests......         --      (1,326)      (1,326)           --      (1,654)       (1,654)
                           --------     -------      -------      --------     -------      --------
Net loss................   $(10,375)    $ 3,076      $(7,299)     $(39,974)    $ 2,199      $(37,775)
                           ========     =======      =======      ========     =======      ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows:

                                                                        (In
                                                                     thousands
                                                                        of
                                                                     dollars)
                                                                     ---------
   Tower Cash Flow, for the three months ended December 31, 1998.... $  3,868
                                                                     ========
   Consolidated Cash Flow, for the twelve months ended December 31,
    1998............................................................ $  6,001
   Less: Tower Cash Flow, for the twelve months ended December 31,
    1998............................................................  (14,811)
   Plus: four times Tower Cash Flow, for the three months ended
    December 31, 1998...............................................   15,472
                                                                     --------
   Adjusted Consolidated Cash Flow, for the twelve months ended
    December 31, 1998............................................... $  6,662
                                                                     ========

Compensation Charges Related to Stock Option Grants

   During the period from April 24, 1998 through July 15, 1998, we granted options to employees and executives for the purchase of 3,236,980 shares of our common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the IPO and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, we have assigned our right to repurchase shares of our common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a newly-elected director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CTI's shareholders and at prices substantially below the price to the public in the IPO, we have recorded a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the IPO. Such compensation charge will total approximately $18.4 million, of which approximately $10.6 million was recognized upon consummation of the IPO (for such options and shares which vested upon consummation of the IPO), and the remaining $7.8 million is being recognized over five years (approximately $1.6 million per year) through the second quarter of 2003. An additional $1.6 million in non-cash compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CTI's management prior to the consummation of the share exchange.

Impact of Recently Issued Accounting Standards

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. We have deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. We will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in our financial statements for the three months ending March 31, 1999; it is currently estimated that such charge will amount to approximately $2,300,000.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We will adopt the requirements of SFAS 133 in our financial statements for the three months ending March 31, 2000. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

Year 2000 Compliance

    The year 2000 problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year. Any of our computer programs that have date-sensitive software may recognize a date using "00" as 1900 rather than the year 2000, or may not recognize the date at all. This could result in a system failure or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   In 1997 we established a year 2000 project to ensure that the issue received appropriate priority and that necessary resources were made available. This project includes the replacement of our worldwide business computer systems with systems that use programs primarily from J.D. Edwards, Inc. The new systems are expected to make approximately 90% of our business computer systems year 2000 compliant and are in production today. Remaining business software programs, including those supplied by vendors, will be made year 2000 compliant through the year 2000 project or they will be retired. None of our other information technology projects has been delayed due to the implementation of the year 2000 project.

   Our year 2000 project is divided into the following phases: (1) inventorying year 2000 items; (2) assigning priorities to identified items;
(3) assessing the year 2000 compliance of items determined to be material to us; (4) repairing or replacing material items that are determined not to be year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location. We have completed the inventory and priority assessment phases and are 90% complete with the assessing compliance phase. The remaining items include various third party assurances regarding the year 2000 status of their operations. We are now continuing with the testing phase of the year 2000 project. All critical broadcast equipment and non-information technology related equipment has been tested and is either year 2000 compliant, has been designated as year 2000 ready, or will be repaired or replaced by June 1999. A year 2000 ready designation implies the equipment or system will function without adverse effects beyond year 2000 but may not be aware of the century. All critical information technology systems have been designated year 2000 compliant or are scheduled to be retired or remediated by July 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Testing as well as remediation is scheduled for completion in July 1999. The final phase of our year 2000 project, contingency planning, will be completed and tested to the extent possible by September 1999.

   We have expended $6.9 million on the year 2000 project through December 31, 1998, of which approximately $6.8 million related to the implementation of the J.D. Edwards Systems and related hardware. Funds for the year 2000 project are provided from a separate budget of $0.6 million for all items.

   The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. The year 2000 project is expected to significantly reduce our level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of our material business partners. We believe that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

   The Company, as a result of its international operating, investing and financing activities, is exposed to market risks, which include changes in foreign currency exchange rates and interest rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in interest rates and foreign currency exchange rates.

   Certain financial instruments used to obtain capital are subject to market risks from fluctuations in market rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. Therefore, fluctuations in market interest rates of 1% in 1999 would not have a material effect on the Company's consolidated financial results.

   The majority of our foreign currency transactions are denominated in the British pound sterling, which is the functional currency of CTI, a subsidiary of the Company. As these contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

Item 8. Financial Statements and Supplementary Data

            Crown Castle International Corporation and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of KPMG LLP, Independent Certified Public Accountants..............  54
Consolidated Balance Sheet as of December 31, 1997 and 1998...............  55
Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 1998....................  56
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998...........................................  57
Consolidated Statement of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 1998........................  58
Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 1998.......................................  59

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crown Castle International Corp.:

   We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Houston, Texas
February 24, 1999

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (In thousands of dollars, except share amounts)

                                                             December 31,
                                                          --------------------
                                                            1997       1998
                         ASSETS                           --------  ----------
Current assets:
  Cash and cash equivalents.............................  $ 55,078  $  296,450
  Receivables:
   Trade, net of allowance for doubtful accounts of $177
    and $1,535 at December 31, 1997 and 1998,
    respectively........................................     9,264      32,130
   Other................................................       811       4,290
  Inventories...........................................     1,322       6,599
  Prepaid expenses and other current assets.............       681       2,647
                                                          --------  ----------
   Total current assets.................................    67,156     342,116
Property and equipment, net.............................    81,968     592,594
Investments in affiliates...............................    59,082       2,258
Goodwill and other intangible assets, net of accumulated
 amortization of $3,997 and $20,419 at December 31, 1997
 and 1998, respectively.................................   152,541     569,740
Deferred financing costs and other assets, net of
 accumulated amortization of $743 and $1,722 at December
 31, 1997 and 1998, respectively........................    10,644      16,522
                                                          --------  ----------
                                                          $371,391  $1,523,230
                                                          ========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................  $  7,760  $   46,020
  Accrued interest......................................        --      15,677
  Accrued compensation and related benefits.............     1,792       5,188
  Deferred rental revenues and other accrued
   liabilities..........................................     2,398      26,002
                                                          --------  ----------
   Total current liabilities............................    11,950      92,887
Long-term debt..........................................   156,293     429,710
Other liabilities.......................................       607      22,823
                                                          --------  ----------
   Total liabilities....................................   168,850     545,420
                                                          --------  ----------
Commitments and contingencies (Note 12)
Minority interests......................................        --      39,185
Redeemable preferred stock, $.01 par value; 10,000,000
 shares authorized:
  12 3/4% Senior Exchangeable Preferred Stock; shares
   issued: December 31, 1997--none and December 31,
   1998--200,000 (stated at mandatory redemption and
   aggregate liquidation value).........................        --     201,063
  Senior Convertible Preferred Stock; shares issued:
   December 31, 1997--657,495 and December 31, 1998--
   none (stated at redemption value; aggregate
   liquidation value of $68,916)........................    67,948          --
  Series A Convertible Preferred Stock; shares issued:
   December 31, 1997--1,383,333 and December 31, 1998--
   none (stated at redemption and aggregate liquidation
   value)...............................................     8,300          --
  Series B Convertible Preferred Stock; shares issued:
   December 31, 1997--864,568 and December 31,
   1998--none (stated at redemption and aggregate
   liquidation value)...................................    10,375          --
  Series C Convertible Preferred Stock; shares issued:
   December 31, 1997--3,529,832 and December 31, 1998--
   none (stated at redemption and aggregate liquidation
   value)...............................................    74,126          --
                                                          --------  ----------
   Total redeemable preferred stock.....................   160,749     201,063
                                                          --------  ----------
Stockholders' equity:
  Common stock, $.01 par value; 690,000,000 shares
   authorized:
  Class A Common Stock; shares issued: December 31,
   1997--1,041,565 and December 31, 1998--none..........         2          --
  Class B Common Stock; shares issued: December 31,
   1997--9,367,165 and December 31, 1998--none..........        19          --
  Common Stock; shares issued: December 31, 1997--none
   and December 31, 1998--83,123,873....................        --         831
  Class A Common Stock; shares issued: December 31,
   1997--none and December 31, 1998--11,340,000.........        --         113
Additional paid-in capital..............................    58,248     795,153
Cumulative foreign currency translation adjustment......       562       1,690
Accumulated deficit.....................................   (17,039)    (60,225)
                                                          --------  ----------
   Total stockholders' equity...........................    41,792     737,562
                                                          --------  ----------
                                                          $371,391  $1,523,230
                                                          ========  ==========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

              (In thousands of dollars, except per share amounts)

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    ------  --------  --------
Net revenues:
  Site rental and broadcast transmission........... $5,615  $ 11,010  $ 75,028
  Network services and other.......................    592    20,395    38,050
                                                    ------  --------  --------
                                                     6,207    31,405   113,078
                                                    ------  --------  --------
Operating expenses:
  Costs of operations (exclusive of depreciation
   and amortization):
    Site rental and broadcast transmission.........  1,292     2,213    26,254
    Network services and other.....................      8    13,137    21,564
  General and administrative.......................  1,678     6,824    23,571
  Corporate development............................  1,324     5,731     4,625
  Non-cash compensation charges....................     --        --    12,758
  Depreciation and amortization....................  1,242     6,952    37,239
                                                    ------  --------  --------
                                                     5,544    34,857   126,011
                                                    ------  --------  --------
Operating income (loss)............................    663    (3,452)  (12,933)
Other income (expense):
  Equity in earnings (losses) of unconsolidated
   affiliate.......................................     --    (1,138)    2,055
  Interest and other income (expense)..............    193     1,951     4,220
  Interest expense and amortization of deferred
   financing costs................................. (1,803)   (9,254)  (29,089)
                                                    ------  --------  --------
Loss before income taxes and minority interests....   (947)  (11,893)  (35,747)
Provision for income taxes.........................    (10)      (49)     (374)
Minority interests.................................     --        --    (1,654)
                                                    ------  --------  --------
Net loss...........................................   (957)  (11,942)  (37,775)
Dividends on preferred stock.......................     --    (2,199)   (5,411)
                                                    ------  --------  --------
Net loss after deduction of dividends on preferred
 stock............................................. $ (957) $(14,141) $(43,186)
                                                    ======  ========  ========
Net loss........................................... $ (957) $(11,942) $(37,775)
Other comprehensive income:
  Foreign currency translation adjustments.........     --       562     1,128
                                                    ------  --------  --------
Comprehensive loss................................. $ (957) $(11,380) $(36,647)
                                                    ======  ========  ========
Loss per common share--basic and diluted........... $(0.27) $  (2.27) $  (1.02)
                                                    ======  ========  ========
Common shares outstanding--basic and diluted (in
 thousands)........................................  3,503     6,238    42,518
                                                    ======  ========  ========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (In thousands of dollars)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1996      1997      1998
                                                   -------  --------  --------
Cash flows from operating activities:
 Net loss......................................... $  (957) $(11,942) $(37,775)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization...................   1,242     6,952    37,239
  Amortization of deferred financing costs and
   discounts on long-term debt....................      55     2,159    17,910
  Non-cash compensation charges...................      --        --    12,758
  Minority interests..............................      --        --     1,654
  Equity in losses (earnings) of unconsolidated
   affiliate......................................      --     1,138    (2,055)
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in accounts payable...................     323     1,824    15,373
   Increase (decrease) in deferred rental revenues
    and other liabilities.........................     219      (240)    5,847
   Increase (decrease) in accrued interest........     306      (396)    5,835
   Decrease (increase) in receivables.............  (1,695)    1,353    (7,450)
   Increase in inventories, prepaid expenses and
    other assets..................................     (23)   (1,472)   (4,360)
                                                   -------  --------  --------
    Net cash provided by (used for) operating
     activities...................................    (530)     (624)   44,976
                                                   -------  --------  --------
Cash flows from investing activities:
 Capital expenditures.............................    (890)  (18,035) (138,759)
 Acquisitions of businesses, net of cash
  acquired........................................ (10,925)  (33,962)  (10,489)
 Investments in affiliates........................  (2,101)  (59,487)       --
                                                   -------  --------  --------
    Net cash used for investing activities........ (13,916) (111,484) (149,248)
                                                   -------  --------  --------
Cash flows from financing activities:
 Proceeds from issuance of capital stock..........  10,503   139,867   339,929
 Net borrowings (payments) under revolving credit
  agreements......................................  11,000    (6,223)    9,212
 Incurrence of financing costs....................    (180)   (7,798)   (3,010)
 Purchase of capital stock........................      --    (2,132)     (883)
 Proceeds from issuance of long-term debt.........      --   150,010        --
 Principal payments on long-term debt.............    (130) (113,881)       --
                                                   -------  --------  --------
    Net cash provided by financing activities.....  21,193   159,843   345,248
                                                   -------  --------  --------
Effect of exchange rate changes on cash...........      --        --       396
                                                   -------  --------  --------
Net increase in cash and cash equivalents.........   6,747    47,735   241,372
Cash and cash equivalents at beginning of year....     596     7,343    55,078
                                                   -------  --------  --------
Cash and cash equivalents at end of year.......... $ 7,343  $ 55,078  $296,450
                                                   =======  ========  ========
Supplementary schedule of noncash investing and
 financing activities:
 Conversion of stockholder's Convertible Secured
  Subordinated Notes to Series A Convertible
  Preferred Stock................................. $    --  $  3,657  $     --
 Amounts recorded in connection with acquisitions
  (see Note 2):
  Fair value of net assets acquired, including
   goodwill and other intangible assets...........  10,958   197,235   431,453
  Issuance of common stock........................      --    57,189   420,964
  Issuance of long-term debt......................      --    78,102        --
  Assumption of long-term debt....................      --    27,982        --
  Amounts due to seller...........................      33        --        --
Supplemental disclosure of cash flow information:
 Interest paid.................................... $ 1,442  $  7,533  $  6,276
 Income taxes paid................................      --        26       446

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                (In thousands of dollars, except share amounts)

                   Class A Common Stock   Class B Common Stock       Common Stock       Class A Common Stock  Additional
                   ---------------------- ---------------------- ---------------------- ---------------------  Paid-In
                     Shares    ($.01 Par)   Shares    ($.01 Par)   Shares    ($.01 Par)   Shares   ($.01 Par)  Capital
                   ----------  ---------- ----------  ---------- ----------  ---------- ---------- ---------- ----------
Balance, January
1, 1996..........   1,350,000     $  3     1,433,330     $  3            --     $ --            --    $ --     $    634
 Issuances of
 capital stock...          --       --        55,000       --            --       --            --      --          128
 Net loss........          --       --            --       --            --       --            --      --           --
                   ----------     ----    ----------     ----    ----------     ----    ----------    ----     --------
Balance, December
31, 1996.........   1,350,000        3     1,488,330        3            --       --            --      --          762
 Issuances of
 capital stock...          --       --     8,228,835       17            --       --            --      --       57,696
 Purchase of
 capital stock...    (308,435)      (1)     (350,000)      (1)           --       --            --      --         (210)
 Foreign currency
 translation
 adjustments.....          --       --            --       --            --       --            --      --           --
 Dividends on
 preferred
 stock...........          --       --            --       --            --       --            --      --           --
 Net loss........          --       --            --       --            --       --            --      --           --
                   ----------     ----    ----------     ----    ----------     ----    ----------    ----     --------
Balance, December
31, 1997.........   1,041,565        2     9,367,165       19            --       --            --      --       58,248
 Conversion of
 preferred stock
 to Common
 Stock...........          --       --            --       --    38,517,865      385            --      --      164,712
 Conversion of
 Class A Common
 Stock and Class
 B Common Stock
 to Common
 Stock...........  (1,041,565)      (2)   (9,367,165)     (19)   10,953,625      109            --      --          (88)
 Issuances of
 capital stock...          --       --            --       --    33,793,453      338    11,340,000     113      560,779
 Purchase of
 capital stock...          --       --            --       --      (141,070)      (1)           --      --         (882)
 Non-cash
 compensation
 charges.........          --       --            --       --            --       --            --      --       12,384
 Foreign currency
 translation
 adjustments.....          --       --            --       --            --       --            --      --           --
 Dividends on
 preferred
 stock...........          --       --            --       --            --       --            --      --           --
 Net loss........          --       --            --       --            --       --            --      --           --
                   ----------     ----    ----------     ----    ----------     ----    ----------    ----     --------
Balance, December
31, 1998.........          --     $ --            --     $ --    83,123,873     $831    11,340,000    $113     $795,153
                   ==========     ====    ==========     ====    ==========     ====    ==========    ====     ========
                   Cumulative
                     Foreign
                    Currency
                   Translation Accumulated
                   Adjustment    Deficit    Total
                   ----------- ----------- ---------
Balance, January
1, 1996..........    $   --     $    (21)  $    619
 Issuances of
 capital stock...        --           --        128
 Net loss........        --         (957)      (957)
                   ----------- ----------- ---------
Balance, December
31, 1996.........        --         (978)      (210)
 Issuances of
 capital stock...        --           --     57,713
 Purchase of
 capital stock...        --       (1,920)    (2,132)
 Foreign currency
 translation
 adjustments.....       562           --        562
 Dividends on
 preferred
 stock...........        --       (2,199)    (2,199)
 Net loss........        --      (11,942)   (11,942)
                   ----------- ----------- ---------
Balance, December
31, 1997.........       562      (17,039)    41,792
 Conversion of
 preferred stock
 to Common
 Stock...........        --           --    165,097
 Conversion of
 Class A Common
 Stock and Class
 B Common Stock
 to Common
 Stock...........        --           --         --
 Issuances of
 capital stock...        --           --    561,230
 Purchase of
 capital stock...        --           --       (883)
 Non-cash
 compensation
 charges.........        --           --     12,384
 Foreign currency
 translation
 adjustments.....     1,128           --      1,128
 Dividends on
 preferred
 stock...........        --       (5,411)    (5,411)
 Net loss........        --      (37,775)   (37,775)
                   ----------- ----------- ---------
Balance, December
31, 1998.........    $1,690     $(60,225)  $737,562
                   =========== =========== =========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Presentation and Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements include the accounts of Crown Castle International Corp. and its majority and wholly owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's financial statements to be consistent with the presentation in the current year.

   The Company owns, operates and manages wireless communications sites and broadcast transmission networks. The Company also provides complementary services to its customers, including network design, radio frequency engineering, site acquisition, site development and construction, antenna installation and network management and maintenance. The Company's communications sites are located throughout the United States, in Puerto Rico and in the United Kingdom. In the United States and Puerto Rico, the Company's primary business is the leasing of antenna space to wireless operators under long-term contracts. In the United Kingdom, the Company's primary business is the operation of television and radio broadcast transmission networks; the Company also leases antenna space to wireless operators in the United Kingdom.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Summary of Significant Accounting Policies

  Cash Equivalents
   Cash equivalents consist of highly liquid investments with original maturities of three months or less.

  Inventories
   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Property and Equipment
   Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

   In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 by the Company in 1996 did not have a material impact on its consolidated financial statements.

  Goodwill and Other Intangible Assets
   Goodwill and other intangible assets represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see Note 2). Goodwill is amortized on a straight-line basis

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES over a twenty year life. Other intangible assets (principally the value of existing site rental contracts at Crown Communications) are amortized on a straight-line basis over a ten year life. The carrying value of goodwill and other intangible assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the acquired assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

  Deferred Financing Costs
   Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing. At December 31, 1997, other accrued liabilities includes $1,160,000 of such costs related to the issuance of the Company's 10 5/8% Senior Discount Notes.

  Revenue Recognition
   Site rental revenues are recognized on a monthly basis under lease or management agreements with terms ranging from 12 months to 25 years. Broadcast transmission revenues are recognized on a monthly basis under transmission contracts with terms ranging from 8 years to 12 years.

   Network services revenues from site development, construction and antennae installation activities are recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in three months or less and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been substantially completed. Costs and revenues associated with installations not complete at the end of a period are deferred and recognized when the installation becomes operational. Any losses on contracts are recognized at such time as they become known.

   Network services revenues from design, engineering, site acquisition, and network management and maintenance activities are recognized under service contracts with customers which provide for billings on a time and materials, cost plus profit, or fixed price basis. Such contracts typically have terms from six months to two years. Revenues are recognized as services are performed with respect to the time and materials contracts. Revenues are recognized using the percentage-of-completion method for cost plus profit and fixed price contracts, measured by the percentage of contract costs incurred to date compared to estimated total contract costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Corporate Development Expenses
   Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives.

  Income Taxes
   The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

  Per Share Information
   Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    ------  --------  --------
                                                        (In thousands of
                                                            dollars,
                                                        except per share
                                                            amounts)
   Net loss........................................ $ (957) $(11,942) $(37,775)
   Dividends on preferred stock....................     --    (2,199)   (5,411)
                                                    ------  --------  --------
   Net loss applicable to common stock for basic
    and diluted computations....................... $ (957) $(14,141) $(43,186)
                                                    ======  ========  ========
   Weighted-average number of common shares
    outstanding during the period for basic and
    diluted computations (in thousands)............  3,503     6,238    42,518
                                                    ======  ========  ========
   Loss per common share--basic and diluted........ $(0.27) $  (2.27) $  (1.02)
                                                    ======  ========  ========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of December 31, 1998: (i) options to purchase 16,585,197 shares of common stock at exercise prices ranging from $-0- to $17.625 per share; (ii) warrants to purchase 1,314,990 shares of common stock at an exercise price of $7.50 per share; and (iii) shares of Castle Transmission Services (Holdings) Ltd ("CTI") stock which are convertible into 17,443,500 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for each of the three years in the period ended December 31, 1998.

  Foreign Currency Translation
   CTI uses the British pound as the functional currency for its operations. The Company translates CTI's results of operations using the average exchange rate for the period, and translates CTI's assets and liabilities using the exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as a translation adjustment in stockholders' equity.

  Financial Instruments
   The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair value of the 10 5/8% Senior Discount Notes and the 9% Guaranteed Bonds is based on quoted market prices, and the estimated fair value of the other long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair value of the interest rate swap agreement is based on the amount that the Company would receive or pay to terminate the agreement at the balance sheet date. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

                                         December 31, 1997   December 31, 1998
                                         ------------------  ------------------
                                         Carrying    Fair    Carrying    Fair
                                          Amount    Value     Amount    Value
                                         --------  --------  --------  --------
                                              (In thousands of dollars)
   Cash and cash equivalents............ $ 55,078  $ 55,078  $296,450  $296,450
   Long-term debt....................... (156,293) (161,575) (429,710) (443,379)
   Interest rate swap agreement.........       --       (97)       --       (47)

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company's interest rate swap agreement is used to manage interest rate risk. The net settlement amount resulting from this agreement is recognized as an adjustment to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

  Stock Options
   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to continue the use of the "intrinsic value based method" of accounting for its employee stock option plans (see Note 9). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. See Note 9 for the disclosures required by SFAS 123.

  Recent Accounting Pronouncements
   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, the company's owners. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted the requirements of SFAS 130 in its financial statements for 1998.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997. The Company has adopted the requirements of SFAS 131 in its financial statements for the year ended December 31, 1998 (see Note 13).

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 will require that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 will result in a charge to results of operations in the Company's financial statements for the three months ending March 31, 1999; it is currently estimated that such charge will amount to approximately $2,300,000.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt the requirements of SFAS 133 in its financial statements for the three months ending March 31, 2000. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

2.Acquisitions

   During the three years in the period ended December 31, 1998, the Company consummated a number of business acquisitions which were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

  Motorola, Inc. ("Motorola")
   On June 28, 1996, the Company acquired fifteen telecommunications towers and related assets, and assets related to specialized mobile radio and microwave services, from Motorola in Puerto Rico. The purchase price consisted of $9,919,000 in cash. Motorola provided certain management services related to these assets for a period of ninety days after the closing date. Management fees for such services amounted to $57,000 for the year ended December 31, 1996.

  Other Acquisitions
   During 1996, the Company acquired a number of other telecommunications towers and related equipment from various sellers. The aggregate total purchase price for these acquisitions of $1,039,000 consisted of $1,006,000 in cash and a $33,000 payable to a seller.

  TEA Group Incorporated and TeleStructures, Inc. (collectively, "TEA")
   On May 12, 1997, the Company acquired all of the common stock of TEA. TEA provides telecommunications site selection, acquisition, design and development services. The purchase price of $14,215,000 consisted of $8,120,000 in cash (of which $2,001,000 was paid in 1996 as an option payment), promissory notes payable to the former stockholders of TEA totaling $1,872,000, the assumption of $1,973,000 in outstanding debt and 535,710 shares of the Company's Class B Common Stock valued at $2,250,000 (the estimated fair value of such common stock on that date). The Company recognized goodwill of $9,568,000 in connection with this acquisition. The Company repaid the promissory notes with a portion of the proceeds from the issuance of its 10 5/8% Senior Discount Notes (see Note 5).

  Crown Communications ("CCM"), Crown Network Systems, Inc. ("CNS") and Crown
   Mobile Systems, Inc. ("CMS") (collectively, "Crown")
   On July 11, 1997, the Company entered into an asset purchase and merger agreement with the owners of Crown. On August 15, 1997, such agreement was amended and restated, and the Company acquired (i) substantially all of the assets, net of outstanding liabilities, of CCM and (ii) all of the outstanding common stock of CNS and CMS. Crown provides network services, which includes site selection and acquisition, antenna installation, site development and construction, network design and site maintenance, and owns and operates telecommunications towers and related assets. The purchase price of $185,021,000 consisted of $27,843,000 in cash, a short-term promissory note payable to the former owners of Crown for $76,230,000, the assumption of $26,009,000 in outstanding debt and 7,325,000 shares of the Company's Class B Common Stock valued at $54,939,000 (the estimated fair value of such common stock on that date). The Company recognized goodwill and other intangible assets of $146,103,000 in connection with this acquisition. The Company financed the cash portion of the purchase price with proceeds from the issuance of redeemable preferred stock (see Note 8), and repaid the promissory note with proceeds from the issuance of additional redeemable preferred stock and borrowings under the Senior Credit Facility (see Note 5).

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In 1997, the Company organized Crown Communication Inc. ("CCI," a Delaware corporation) as a wholly owned subsidiary to own the net assets acquired from CCM and the common stock of CNS and CMS. In January 1998, the Company merged Castle Tower Corporation ("CTC," a wholly owned operating subsidiary) with and into CCI, establishing CCI as the principal domestic operating subsidiary of the Company.

  CTI
   On April 24, 1998, the Company entered into a share exchange agreement with certain shareholders of CTI pursuant to which certain of CTI's shareholders agreed to exchange their shares of CTI for shares of the Company. On August 18, 1998, the exchange was consummated and the Company's ownership of CTI increased from approximately 34.3% to 80%. The Company issued 20,867,700 shares of its Common Stock and 11,340,000 shares of its Class A Common Stock, with such shares valued at an aggregate of $418,700,000 (based on the price per share to the public in the Company's initial public offering as discussed in Note 9). The Company recognized goodwill of $344,204,000 in connection with this transaction, which was accounted for as an acquisition using the purchase method. CTI's results of operations and cash flows are included in the consolidated financial statements for the period subsequent to the date the exchange was consummated.

  Pro Forma Results of Operations (Unaudited)
   The following unaudited pro forma summary presents consolidated results of operations for the Company as if (i) the TEA and Crown acquisitions had been consummated as of January 1, 1997 and (ii) the share exchange with CTI's shareholders had been consummated as of January 1 for both 1997 and 1998. Appropriate adjustments have been reflected for depreciation and amortization, interest expense, amortization of deferred financing costs, income taxes and certain nonrecurring income and expenses recorded by the Company in connection with the investment in CTI in 1997 (see Note 4). The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

                                                     Years Ended December 31,
                                                     --------------------------
                                                         1997          1998
                                                     ------------  ------------
                                                     (In thousands of dollars,
                                                     except per share amounts)
   Net revenues..................................... $    180,936  $    210,041
   Net loss.........................................      (34,601)      (46,517)
   Loss per common share--basic and diluted.........        (0.60)        (0.72)

  Agreement with Nextel Communications, Inc. ("Nextel")
   On July 11, 1997, the Company entered into an agreement with Nextel (the "Nextel Agreement") whereby the Company has the option to purchase up to 50 of Nextel's existing towers which are located in Texas, Florida and the metropolitan areas of Denver, Colorado and Philadelphia, Pennsylvania. As of February 24, 1999, the Company had purchased 49 of such towers for an aggregate price of $11,019,000 in cash.

  Millennium Communications Limited ("Millennium")
   On October 8, 1998, the Company acquired all of the outstanding shares of Millennium. Millennium develops, owns and operates telecommunications towers and related assets in the United Kingdom. On the date of acquisition, Millennium owned 102 tower sites. Millennium is being operated as a subsidiary of CTI. The purchase price of $14,473,000 consisted of $9,813,000 in cash, the repayment of $2,396,000 in outstanding debt and 358,678 shares of the Company's common stock valued at $2,264,000 (the market value of such common stock on that date).

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Agreement with Bell Atlantic Mobile ("BAM")
   On December 8, 1998, the Company entered into an agreement with BAM to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's towers. Upon formation of Crown Atlantic (which is currently expected to occur in March 1999), (i) the Company will contribute to Crown Atlantic $250,000,000 in cash and 15,575,046 shares of its Common Stock in exchange for a 62.3% ownership interest in Crown Atlantic, (ii) Crown Atlantic will borrow $180,000,000 under a committed $250,000,000 revolving credit facility, and
(iii) BAM will contribute to Crown Atlantic approximately 1,427 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 37.7% ownership interest in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM would receive (i) the shares of the Company's Common Stock contributed to Crown Atlantic and (ii) a payment (either in cash or in shares of the Company's Common Stock, at the Company's election) equal to 14.0% of the fair market value of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company will account for its investment in Crown Atlantic as an acquisition using the purchase method, and will include Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation.

3.Property and Equipment

   The major classes of property and equipment are as follows:

                                                 Estimated    December 31,
                                                   Useful   -----------------
                                                   Lives     1997      1998
                                                 ---------- -------  --------
                                                  (In thousands of dollars)
   Land and buildings........................... 0-50 years $ 1,930  $ 58,767
   Telecommunications towers and broadcast
    transmission equipment...................... 5-20 years  76,847   532,907
   Transportation and other equipment........... 3-10 years   4,379    11,452
   Office furniture and equipment...............  5-7 years   3,664    12,248
                                                            -------  --------
                                                             86,820   615,374
   Less: accumulated depreciation...............             (4,852)  (22,780)
                                                            -------  --------
                                                            $81,968  $592,594
                                                            =======  ========

   Depreciation expense for the years ended December 31, 1997 and 1998 was $2,886,000 and $20,638,000, respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $4,136,000 and $15,995,000 at December 31, 1997 and 1998, respectively. At December 31, 1998, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 1999--$183,244,000; 2000--$187,311,000;
2001--$185,097,000; 2002--$179,641,000; 2003--$171,329,000; thereafter--
$667,731,000.

4.Investments in Affiliates

  Investment in CTI
   On February 28, 1997, the Company used a portion of the net proceeds from the sale of the Series C Convertible Preferred Stock (see Note 8) to purchase an ownership interest of approximately 34.3% in CTI (a company incorporated under the laws of England and Wales). The Company led a consortium of investors which provided the equity financing for CTI. The funds invested by the consortium were used by CTI to purchase, through a wholly owned subsidiary, the domestic broadcast transmission division of the British Broadcasting Corporation (the "BBC"). The cost of the Company's investment in CTI amounted to approximately $57,542,000. The Company accounted for its investment in CTI utilizing the equity method of

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES accounting prior to the consummation of the share exchange agreement with CTI's shareholders in August 1998 (see Note 2).

   In March 1997, as compensation for leading the investment consortium, the Company received a fee from CTI amounting to approximately $1,165,000. This fee was recorded as other income by the Company when received. In addition, the Company received approximately $1,679,000 from CTI as reimbursement for costs incurred prior to the closing of the purchase from the BBC.

   In June 1997, as compensation for the successful completion of the investment in CTI and certain other acquisitions and investments, the Company paid bonuses to two of its executive officers totaling $913,000. These bonuses are included in corporate development expenses on the Company's consolidated statement of operations.

   Summarized financial information for CTI is as follows (for periods in which the Company accounted for CTI utilizing the equity method):

                                                                   December 31,
                                                                       1997
                                                                   -------------
                                                                   (In thousands
                                                                    of dollars)
                                                                   -------------
   Current assets................................................    $  37,510
   Property and equipment, net...................................      341,737
   Goodwill, net.................................................       76,029
                                                                     ---------
                                                                     $ 455,276
                                                                     =========
   Current liabilities...........................................    $  48,103
   Long-term debt................................................      237,299
   Other liabilities.............................................        3,453
   Redeemable preferred stock....................................      174,944
   Stockholders' equity (deficit)................................       (8,523)
                                                                     ---------
                                                                     $ 455,276
                                                                     =========

                                                       Ten Months
                                                         Ended     Eight Months
                                                      December 31, Ended August
                                                          1997       31, 1998
                                                      ------------ ------------
                                                      (In thousands of dollars)
   Net revenues.....................................    $103,531     $97,228
   Operating expenses...............................      86,999      78,605
                                                        --------     -------
   Operating income.................................      16,532      18,623
   Interest and other income........................         553         725
   Interest expense and amortization of deferred
    financing costs.................................     (20,404)    (13,378)
   Provision for income taxes.......................          --          --
                                                        --------     -------
   Net income (loss)................................    $ (3,319)    $(5,970)
                                                        ========     =======

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

5.Long-term Debt

   Long-term debt consists of the following:

                                                           December 31,
                                                     -------------------------
                                                         1997         1998
                                                     ------------ ------------
                                                     (In thousands of dollars)
   Senior Credit Facility........................... $      4,700 $      5,500
   10 5/8% Senior Discount Notes due 2007, net of
    discount........................................      151,593      168,099
   CTI Credit Facility..............................           --       55,177
   9% Guaranteed Bonds due 2007.....................           --      200,934
                                                     ------------ ------------
                                                     $    156,293 $    429,710
                                                     ============ ============

  Senior Credit Facility
   CTC had a credit agreement with a bank (as amended, the "Bank Credit Agreement") which consisted of secured revolving lines of credit (the "Revolving Credit Facility") and a $2,300,000 term note (the "Term Note"). On January 17, 1997, the Bank Credit Agreement was amended to: (i) increase the available borrowings under the Revolving Credit Facility to $50,000,000; (ii) repay the Term Note, along with accrued interest thereon, with borrowings under the Revolving Credit Facility; and (iii) extend the termination date for the Bank Credit Agreement to December 31, 2003. Available borrowings under the Revolving Credit Facility were generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets. The amount of available borrowings was determined based on the current financial performance (as defined) of: (i) the assets to be acquired; and (ii) assets acquired in previous acquisitions. In addition, up to $5,000,000 of borrowing availability under the Revolving Credit Facility could be used for letters of credit.

   In October 1997, the Bank Credit Agreement was amended to (i) increase the available borrowings to $100,000,000; (ii) include the lending bank under Crown's bank credit agreement as a participating lender; and (iii) extend the maturity date to December 31, 2004 (as amended, the "Senior Credit Facility"). On October 31, 1997, additional borrowings under the Senior Credit Facility, along with the proceeds from the October issuance of Senior Preferred Stock (see Note 8), were used to repay (i) the promissory note payable to the former stockholders of Crown and (ii) the outstanding borrowings under Crown's bank credit agreement (see Note 2). In November 1997, the Company repaid all of the outstanding borrowings under the Senior Credit Facility with a portion of the proceeds from the issuance of its 10 5/8% Senior Discount Notes (as discussed below). Upon the merger of CTC into CCI in January 1998, CCI became the primary borrower under the Senior Credit Facility. In December 1998, the Company again repaid all of the outstanding borrowings under the Senior Credit Facility with a portion of the proceeds from the issuance of its 12 3/4% Senior Exchangeable Preferred Stock (see Note 8). As of December 31, 1998, approximately $77,570,000 of borrowings was available under the Senior Credit Facility, of which $5,000,000 was available for letters of credit. There were no letters of credit outstanding as of December 31, 1998.

   The amount of available borrowings under the Senior Credit Facility will decrease by $5,000,000 at the end of each calendar quarter beginning on March 31, 2001 until December 31, 2004, at which time any remaining borrowings must be repaid. Under certain circumstances, CCI may be required to make principal prepayments under the Senior Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain sales of equity or debt securities by the Company.

   The Senior Credit Facility is secured by substantially all of the assets of CCI and the Company's pledge of the capital stock of CCI and its subsidiaries. In addition, the Senior Credit Facility is guaranteed by the Company. Borrowings under the Senior Credit Facility bear interest at a rate per annum, at the Company's

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES election, equal to the bank's prime rate plus 1.5% or a Eurodollar interbank offered rate (LIBOR) plus 3.25% (9.25% and 8.32%, respectively, at December 31, 1998). The interest rate margins may be reduced by up to 2.25% (non-cumulatively) based on a financial test, determined quarterly. As of December 31, 1998, the financial test permitted a reduction of 1.5% in the interest rate margin for prime rate borrowings and 2.25% in the interest rate margin for LIBOR borrowings. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Senior Credit Facility requires CCI to maintain certain financial covenants and places restrictions on CCI's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

  10 5/8% Senior Discount Notes due 2007 (the "Notes")
   On November 25, 1997, the Company issued $251,000,000 aggregate principal amount of the Notes for cash proceeds of $150,010,000 (net of original issue discount). The Company used a portion of the net proceeds from the sale of the Notes to (i) repay all of the outstanding borrowings, including accrued interest thereon, under the Senior Credit Facility; (ii) repay the promissory notes payable, including accrued interest thereon, to the former stockholders of TEA (see Note 2); (iii) repay certain indebtedness, including accrued interest thereon, from a prior acquisition; and (iv) repay outstanding installment debt assumed in connection with the Crown acquisition (see Note 2).

   The Notes will not pay any interest until May 15, 2003, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. The maturity date of the Notes is November 15, 2007. The Notes are net of unamortized discount of $99,407,000 and $82,901,000 at December 31, 1997 and 1998, respectively.

   The Notes are redeemable at the option of the Company, in whole or in part, on or after November 15, 2002 at a price of 105.313% of the principal amount plus accrued interest. The redemption price is reduced annually until November 15, 2005, after which time the Notes are redeemable at par. Prior to November 15, 2000, the Company may redeem up to 35% of the aggregate principal amount of the Notes, at a price of 110.625% of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   The Notes are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the Senior Credit Facility, the CTI Credit Facility and the CTI Bonds. The indenture governing the Notes (the "Indenture") places restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 1998, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indenture.

  Reporting Requirements Under the Indenture (Unaudited)
   The following information (as such capitalized terms are defined in the Indenture) is presented solely as a requirement of the Indenture; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

   Upon consummation of the share exchange with CTI's shareholders (see Note
2), which increased the Company's ownership interest in CTI to 80%, the Company designated CTI as an Unrestricted Subsidiary. In addition, the net proceeds from the Company's initial public offering of common stock (see Note 9) were

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES placed into a newly formed subsidiary that was also designated as an Unrestricted Subsidiary. Prior to these transactions, the Company did not have any Unrestricted Subsidiaries. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                             December 31, 1998
                            ----------------------------------------------------
                            Company and
                             Restricted  Unrestricted Consolidation Consolidated
                            Subsidiaries Subsidiaries Eliminations     Total
                            ------------ ------------ ------------- ------------
                                         (In thousands of dollars)
   Cash and cash
    equivalents............  $   41,785   $  254,665    $      --    $  296,450
   Other current assets....      19,585       26,081           --        45,666
   Property and equipment,
    net....................     165,205      427,389           --       592,594
   Investments in
    Unrestricted
    Subsidiaries...........     744,941           --     (744,941)           --
   Goodwill and other
    intangible assets,
    net....................     143,729      426,011           --       569,740
   Other assets, net.......      15,440        3,340           --        18,780
                             ----------   ----------    ---------    ----------
                             $1,130,685   $1,137,486    $(744,941)   $1,523,230
                             ==========   ==========    =========    ==========
   Current liabilities.....  $   17,653   $   75,234    $      --    $   92,887
   Long-term debt..........     173,599      256,111           --       429,710
   Other liabilities.......         808       22,015           --        22,823
   Minority interests......          --       39,185           --        39,185
   Redeemable preferred
    stock..................     201,063           --           --       201,063
   Stockholders' equity....     737,562      744,941     (744,941)      737,562
                             ----------   ----------    ---------    ----------
                             $1,130,685   $1,137,486    $(744,941)   $1,523,230
                             ==========   ==========    =========    ==========

                          Three Months Ended December 31, 1998       Year Ended December 31, 1998
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $ 17,030     $43,787      $60,817      $ 55,023     $58,055      $113,078
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........      7,069      18,117       25,186        23,446      24,372        47,818
General and
 administrative.........      6,883       1,666        8,549        21,153       2,418        23,571
Corporate development...      1,787          --        1,787         4,625          --         4,625
Non-cash compensation
 charges................        523         874        1,397         9,907       2,851        12,758
Depreciation and
 amortization...........      4,879      15,255       20,134        16,921      20,318        37,239
                           --------     -------      -------      --------     -------      --------
Operating income
 (loss).................     (4,111)      7,875        3,764       (21,029)      8,096       (12,933)
Equity in earnings of
 unconsolidated
 affiliate..............         --          --           --         2,055          --         2,055
Interest and other
 income (expense).......       (285)      2,212        1,927         1,101       3,119         4,220
Interest expense and
 amortization of
 deferred financing
 costs..................     (5,823)     (5,685)     (11,508)      (21,727)     (7,362)      (29,089)
Provision for income
 taxes                         (156)         --         (156)         (374)         --          (374)
Minority interests......         --      (1,326)      (1,326)           --      (1,654)       (1,654)
                           --------     -------      -------      --------     -------      --------
Net loss................   $(10,375)    $ 3,076      $(7,299)     $(39,974)    $ 2,199      $(37,775)
                           ========     =======      =======      ========     =======      ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows:

                                                                        (In
                                                                     thousands
                                                                        of
                                                                     dollars)
                                                                     ---------
   Tower Cash Flow, for the three months ended December 31, 1998.... $  3,868
                                                                     ========
   Consolidated Cash Flow, for the twelve months ended December 31,
    1998............................................................ $  6,001
   Less: Tower Cash Flow, for the twelve months ended December 31,
    1998............................................................  (14,811)
   Plus: four times Tower Cash Flow, for the three months ended
    December 31, 1998...............................................   15,472
                                                                     --------
   Adjusted Consolidated Cash Flow, for the twelve months ended
    December 31, 1998............................................... $  6,662
                                                                     ========

  CTI Credit Facility
   CTI has a credit agreement with a syndicate of banks (as amended, the "CTI Credit Facility") which consists of a (Pounds)64,000,000 (approximately $106,419,000) secured revolving line of credit. Available borrowings under the CTI Credit Facility are generally to be used to finance capital expenditures and for working capital and general corporate purposes. As of December 31, 1998, approximately $51,243,000 of borrowings was available under the CTI Credit Facility.

   The loan commitment under the CTI Credit Facility will be automatically reduced to zero in three equal semi-annual installments beginning on May 31, 2001 until May 31, 2002, when the CTI Credit Facility matures. Under certain circumstances, CTI may be required to make principle prepayments from the proceeds of certain asset sales.

   The CTI Credit Facility is secured by substantially all of CTI's assets. Borrowings under the CTI Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 0.85% (approximately 6.99% at December 31, 1998). Interest is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The CTI Credit Facility requires CTI to maintain certain financial covenants and places restrictions on CTI's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

  9% Guaranteed Bonds due 2007 ("CTI Bonds")
   CTI has issued (Pounds)125,000,000 (approximately $207,850,000) aggregate principal amount of the CTI Bonds. Interest payments on the CTI Bonds are due annually on each March 30. The maturity date of the CTI Bonds is March 30, 2007. The CTI Bonds are stated net of unamortized discount.

   The CTI Bonds are redeemable, at the option of CTI, in whole or in part at any time, at the greater of their principal amount and such a price as will provide a gross redemption yield 0.5% per annum above the gross redemption yield on the benchmark gilt plus, in either case, accrued and unpaid interest. Under certain circumstances, each holder of the CTI Bonds has the right to require CTI to repurchase all or a portion of such holder's CTI Bonds at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest.

   The CTI Bonds are guaranteed by CTI; however, they are unsecured and effectively subordinate to the outstanding borrowings under the CTI Credit Facility. The trust deed governing the CTI Bonds places restrictions on CTI's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, dispose of assets and undertake transactions with affiliates.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Restricted Net Assets of Subsidiaries
   Under the terms of the Senior Credit Facility, the CTI Credit Facility and the CTI Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. For CCI, the amount of such dividends is limited to (i) $6,000,000 per year until October 31, 2002, and $33,000,000 per year thereafter, and (ii) an amount to pay income taxes attributable to the Company's Restricted Subsidiaries. CTI is effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $826,321,000 at December 31, 1998.

  Interest Rate Swap Agreement
   The interest rate swap agreement had an outstanding notional amount of $17,925,000 at January 29, 1997 (inception) and terminated on February 24, 1999. The Company paid a fixed rate of 6.28% on the notional amount and received a floating rate based on LIBOR. This agreement effectively changed the interest rate on $17,925,000 of borrowings under the Senior Credit Facility from a floating rate to a fixed rate of 6.28% plus the applicable margin. The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company's loss would be limited to any unfavorable interest rate differential.

6.Income Taxes

   The provision for income taxes consists of the following:

                                                       Years Ended December
                                                               31,
                                                      ------------------------
                                                      1996    1997      1998
                                                      -----  -------  --------
                                                         (In thousands of
                                                             dollars)
   Current:
     State..........................................  $  --  $    --  $    365
     Puerto Rico....................................     10       49         9
                                                      -----  -------  --------
                                                      $  10  $    49  $    374
                                                      =====  =======  ========

   A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

                                                       Years Ended December
                                                               31,
                                                      ------------------------
                                                      1996    1997      1998
                                                      -----  -------  --------
                                                         (In thousands of
                                                             dollars)
   Benefit for income taxes at statutory rate.......  $(322) $(4,044) $(12,154)
   Stock-based compensation.........................     --       --     2,844
   Amortization of intangible assets................     --      478       604
   State and foreign taxes, net of federal tax
    benefit.........................................     --       --       247
   Expenses for which no federal tax benefit was
    recognized......................................      5       28       151
   Puerto Rico taxes................................     10       49         9
   Acquisition costs................................     --       --      (675)
   Foreign earnings not subject to tax..............     --       --      (584)
   Changes in valuation allowances..................    315    3,650     9,944
   Other............................................      2     (112)      (12)
                                                      -----  -------  --------
                                                      $  10  $    49  $    374
                                                      =====  =======  ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The components of the net deferred income tax assets and liabilities are as follows:

                                         December 31,
                                --------------------------------
                                    1997          1998
                                ------------  -------------
                                (In thousands of dollars)
   Deferred income tax
    liabilities:
     Property and equipment.... $      2,487  $       6,045
     Puerto Rico earnings......           75             84
     Intangible assets.........          276             --
     Other.....................           38             --
                                ------------  -------------
       Total deferred income
        tax liabilities........        2,876          6,129
                                ------------  -------------
   Deferred income tax assets:
     Net operating loss
      carryforwards............        6,800         19,071
     Noncompete agreement......           37            464
     Intangible assets.........           --            351
     Accrued liabilities.......           --             68
     Other.....................           --             45
     Receivables allowance.....            6             41
     Valuation allowances......       (3,967)       (13,911)
                                ------------  -------------
       Total deferred income
        tax assets, net........        2,876          6,129
                                ------------  -------------
   Net deferred income tax
   liabilities................. $         --  $          --
                                ============  =============

   Valuation allowances of $3,967,000 and $13,911,000 were recognized to offset net deferred income tax assets as of December 31, 1997 and 1998, respectively.

   At December 31, 1998, the Company has net operating loss carryforwards of approximately $56,000,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2010 through 2018. The utilization of the loss carryforwards is subject to certain limitations.

7.Minority Interests

   Minority interests represent the minority stockholder's interest in CTI.

8.Redeemable Preferred Stock

  Exchangeable Preferred Stock
   On December 16, 1998, the Company issued 200,000 shares of its 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the "Exchangeable Preferred Stock") at a price of $1,000 per share (the liquidation preference per share). The net proceeds received by the Company from the sale of such shares amounted to approximately $193,000,000 (after underwriting discounts of $7,000,000 but before other expenses of the offering, which amounted to approximately $8,059,000). A portion of the net proceeds was used to repay outstanding borrowings under the Senior Credit Facility of $73,750,000, and the remaining net proceeds are currently invested in short-term investments.

   The holders of the Exchangeable Preferred Stock are entitled to receive cumulative dividends at the rate of 12 3/4% per share, compounded quarterly on each March 15, June 15, September 15 and December 15 of each

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES year, beginning on March 15, 1999. On or before December 15, 2003, the Company has the option to pay dividends in cash or in additional shares of Exchangeable Preferred Stock. After December 15, 2003, dividends are payable only in cash.

   The Company is required to redeem all outstanding shares of Exchangeable Preferred Stock on December 15, 2010 at a price equal to the liquidation preference plus accumulated and unpaid dividends. On or after December 15, 2003, the shares are redeemable at the option of the Company, in whole or in part, at a price of 106.375% of the liquidation preference. The redemption price is reduced on an annual basis until December 15, 2007, at which time the shares are redeemable at the liquidation preference. Prior to December 15, 2001, the Company may redeem up to 35% of the Exchangeable Preferred Stock, at a price of 112.75% of the liquidation preference, with the net proceeds from certain public equity offerings. The shares of Exchangeable Preferred Stock are exchangeable, at the option of the Company, in whole but not in part, for 12 3/4% Senior Subordinated Exchange Debentures due 2010.

   The Company's obligations with respect to the Exchangeable Preferred Stock are subordinate to all indebtedness of the Company (including the Notes), and are effectively subordinate to all debt and liabilities of the Company's subsidiaries (including the Senior Credit Facility, the CTI Credit Facility and the CTI Bonds). The certificate of designations governing the Exchangeable Preferred Stock places restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

  Senior Preferred Stock
   In August 1997, the Company issued 292,995 shares of its Senior Convertible Preferred Stock (the "Senior Preferred Stock") at a price of $100 per share. The net proceeds received by the Company from the sale of such shares amounted to approximately $29,266,000, most of which was used to pay the cash portion of the purchase price for Crown (see Note 2). In October 1997, the Company issued an additional 364,500 shares of its Senior Preferred Stock at a price of $100 per share. The net proceeds received by the Company from the sale of such shares amounted to $36,450,000. This amount, along with borrowings under the Senior Credit Facility, was used to repay the promissory note from the Crown acquisition (see Note 2).

   The holders of the Senior Preferred Stock were entitled to receive cumulative dividends at the rate of 12.5% per share, compounded annually. At the option of the holder, each share of Senior Preferred Stock (plus any accrued and unpaid dividends) was convertible, at any time, into shares of the Company's common stock at a conversion price of $7.50 (subject to adjustment in the event of an underwritten public offering of the Company's common stock). At the date of issuance of the Senior Preferred Stock, the Company believes that its conversion price represented the estimated fair value of the common stock on that date. In July 1998, all of the shares of Senior Preferred Stock were converted into shares of common stock (see Note 9).

   The purchasers of the Senior Preferred Stock were also issued warrants to purchase an aggregate 1,314,990 shares of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment in the event of an underwritten public offering of the Company's common stock). The warrants are exercisable, in whole or in part, at any time until August and October of 2007. At the date of issuance of the warrants, the Company believes that the exercise price represented the estimated fair value of the common stock on that date. As such, the Company has not assigned any value to the warrants in its consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Series Preferred Stock
   The holders of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), the Series B Convertible Preferred Stock (the "Series B Preferred Stock") and the Series C Convertible Preferred Stock (the "Series C Preferred Stock") (collectively, the "Series Preferred Stock") were entitled to receive dividends, if and when declared, at the same rate as dividends were declared and paid with respect to the Company's common stock. Each of the outstanding shares of Series Preferred Stock was automatically converted into five shares of common stock upon consummation of the Company's initial public offering (see Note 9).

   In February and April of 1997, the Company issued 3,529,832 shares of its Series C Preferred Stock at a price of $21.00 per share. The net proceeds received by the Company from the sale of the Series C Preferred Stock amounted to approximately $74,024,000. A portion of this amount was used to purchase the ownership interest in CTI (see Note 4).

9.Stockholders' Equity

  Common Stock
   On August 18, 1998, the Company consummated its initial public offering of common stock at a price to the public of $13 per share (the "IPO"). The Company sold 12,320,000 shares of its common stock and received proceeds of $151,043,000 (after underwriting discounts of $9,117,000 but before other expenses of the IPO, which amounted to approximately $4,116,000). The net proceeds from the IPO are currently invested in short-term investments.

   In anticipation of the IPO, the Company (i) amended and restated the 1995 Stock Option Plan to, among other things, authorize the issuance of up to 18,000,000 shares of common stock pursuant to awards made thereunder and (ii) approved an amendment to its certificate of incorporation to increase the number of authorized shares of common and preferred stock to 690,000,000 shares and 10,000,000 shares, respectively, and to effect a five-for-one stock split for the shares of common stock then outstanding. The effect of the stock split has been presented retroactively in the Company's consolidated financial statements for all periods presented.

   In July 1998, all of the holders of the Company's Senior Convertible Preferred Stock converted such shares into an aggregate of 9,629,200 shares of the Company's common stock. Upon consummation of the IPO, all of the holders of the Company's then-existing shares of Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock converted such shares into an aggregate of 39,842,290 shares of the Company's common stock.

   In March 1997, the Company repurchased, and subsequently retired, 814,790 shares of its common stock from a member of the Company's Board of Directors at a cost of approximately $3,422,000. Of this amount, $1,311,000 was recorded as compensation cost and is included in corporate development expense on the Company's consolidated statement of operations. In August 1998, the Company repurchased, and subsequently retired, 141,070 shares of its common stock from a former employee at a cost of approximately $883,000.

   Class A Common Stock
   Upon consummation of the share exchange agreement with CTI's shareholders (see Note 2), an affiliate of CTI's remaining minority shareholder received all of the currently outstanding shares of the Company's Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of its holder at any time, into one share of Common Stock. The holder of the Class A Common Stock is entitled to one vote per share on all matters presented to a vote of the Company's shareholders, except with respect to the election of directors.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

The holder of the Class A Common Stock, voting as a separate class, has the right to elect up to two members of the Company's Board of Directors. The shares of Class A Common Stock also provide certain governance and anti-dilutive rights.

   Compensation Charges Related to Stock Option Grants
   During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the IPO and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, the Company has assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a newly-elected director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CTI's shareholders and at prices substantially below the price to the public in the IPO, the Company has recorded a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the IPO. Such compensation charge will total approximately $18.4 million, of which approximately $10.6 million was recognized upon consummation of the IPO (for such options and shares which vested upon consummation of the IPO), and the remaining $7.8 million is being recognized over five years (approximately $1.6 million per year) through the second quarter of 2003. An additional $1.6 million in non-cash compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CTI's management prior to the consummation of the share exchange.

   Stock Options
   In 1995, the Company adopted the Crown Castle International Corp. 1995 Stock Option Plan (as amended, the "1995 Stock Option Plan"). Up to 18,000,000 shares of the Company's common stock were reserved for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These options generally vest over periods of up to five years from the date of grant (as determined by the Company's Board of Directors) and have a maximum term of ten years from the date of grant.

   Upon consummation of the share exchange agreement with CTI's shareholders (see Note 2), the Company adopted each of the various CTI stock option plans. All outstanding options to purchase shares of CTI under such plans have been converted into options to purchase shares of the Company's common stock. Up to 4,392,451 shares of the Company's common stock were reserved for awards granted under the CTI plans, and these options generally vest over periods of up to three years from the date of grant.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 1996, 1997 and 1998:

                                   1996                1997                  1998
                            ------------------- -------------------- ---------------------
                                      Weighted-            Weighted-             Weighted-
                                       Average              Average               Average
                            Number of Exercise  Number of  Exercise  Number of   Exercise
                             Shares     Price    Shares      Price     Shares      Price
                            --------- --------- ---------  --------- ----------  ---------
   Options outstanding at
    beginning of year......   825,000   $0.53   1,050,000    $0.89    3,694,375    $4.69
   Options granted.........   225,000    2.22   3,042,500     5.46    9,024,720    10.02
   Options outstanding
    under CTI stock option
    plans..................        --      --          --       --    4,367,202     2.74
   Options exercised.......        --      --    (363,125)    0.53     (216,650)    4.89
   Options forfeited.......        --      --     (35,000)    1.20     (284,450)    5.72
                            ---------           ---------            ----------
   Options outstanding at
    end of year............ 1,050,000    0.89   3,694,375     4.69   16,585,197     7.06
                            =========           =========            ==========
   Options exercisable at
    end of year............   721,250    0.43     728,875     2.49    7,615,649     4.75
                            =========           =========            ==========

   In November 1996, options which were granted in 1995 for the purchase of 690,000 shares were modified such that those options became fully vested. In August 1998, certain outstanding options became fully or partially vested upon consummation of the IPO. A summary of options outstanding as of December 31, 1998 is as follows:

                                                      Weighted-
                                                       Average
                              Number of               Remaining               Number of
         Exercise              Options               Contractual               Options
          Prices             Outstanding                Life                 Exercisable
         --------            -----------             -----------             -----------
     $  -0- to $ 0.40           677,108               7.0 years                 494,709
       1.20 to   1.60           123,750               7.1 years                 123,750
       2.37 to   3.09         3,316,600               7.8 years               2,266,600
       4.01 to   6.00         2,607,621               8.2 years               1,833,960
       7.50 to   7.77         5,694,692               9.3 years               2,821,630
      10.04 to  12.50           450,426               9.9 years                      --
                13.00         3,590,000               9.6 years                  75,000
                17.63           125,000              10.0 years                      --
                             ----------              ----------               ---------
                             16,585,197               9.1 years               7,615,649
                             ==========                                       =========

   The weighted-average fair value of options granted during the years ended December 31, 1996, 1997 and 1998 was $0.50, $1.30 and $4.54, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options (the minimum value method was used prior to the IPO):

                                                  Years Ended December 31,
                                                -------------------------------
                                                  1996       1997       1998
                                                ---------  ---------  ---------
   Risk-free interest rate.....................       6.4%       6.1%      5.38%
   Expected life............................... 4.0 years  4.5 years  3.6 years
   Expected volatility.........................         0%         0%  0% to 30%
   Expected dividend yield.....................         0%         0%         0%

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The exercise prices for options granted during the years ended December 31, 1996 and 1997 were equal to or in excess of the estimated fair value of the Company's common stock at the date of grant. As such, no compensation cost was recognized for stock options during those years (see Note 1 and "Compensation Charges Related to Stock Option Grants"). If compensation cost had been recognized for stock options based on their fair value at the date of grant, the Company's pro forma net loss for the years ended December 31, 1996, 1997 and 1998 would have been $973,000 ($0.28 per share), $12,586,000 ($2.37 per share) and $75,660,000 ($1.91 per share), respectively. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

  Shares Reserved For Issuance
   At December 31, 1998, the Company had the following shares reserved for future issuance:

   Common Stock:
     Class A Common Stock........................................... 11,340,000
     Shares of CTI stock which are convertible into common stock.... 17,443,500
     Stock option plans............................................. 21,812,676
     Warrants.......................................................  1,314,990
                                                                     ----------
                                                                     51,911,166
                                                                     ==========

10.Employee Benefit Plans

   The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Depending on the plan, employees may elect to contribute up to 20% of their eligible compensation. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $98,000 and $197,000 for the years ended December 31, 1997 and 1998, respectively.

   CTI has a defined benefit plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. The net periodic pension cost attributable to this plan for the four months ended December 31, 1998 was $1,115,000. As of December 31, 1998, (i) the accumulated benefit obligation under this plan amounted to $13,635,000 (all of which was vested); (ii) the projected benefit obligation amounted to $15,298,000; (iii) the fair value of the plan's assets amounted to $15,848,000; and (iv) the prepaid pension cost attributable to this plan amounted to $1,704,000.

11.Related Party Transactions

   The Company leases office space in a building formerly owned by its Chief Executive Officer. Lease payments for such office space amounted to $50,000 and $130,000 for the years ended December 31, 1996 and 1997, respectively.

   Included in other receivables at December 31, 1997 and 1998 are amounts due from employees of the Company totaling $499,000 and $368,000, respectively.

12.Commitments and Contingencies

   At December 31, 1998, minimum rental commitments under operating leases are as follows: years ending December 31, 1999--$19,721,000; 2000--$19,456,000;
2001--$19,298,000; 2002--$19,293,000; 2003--$18,996,000; thereafter--
$112,848,000. Rental expense for operating leases was $277,000, $1,712,000 and $9,620,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

13.Operating Segments and Concentrations of Credit Risk

   Operating Segments
   The Company's reportable operating segments for 1998 are (i) the domestic operations of CCI and (ii) the United Kingdom operations of CTI. Financial results for the Company are reported to management and the Board of Directors in this manner, and much of the Company's current debt financing is structured along these geographic lines. In addition, the Company's financial performance is evaluated by outside securities analysts based on these operating segments. See Note 1 for a description of the primary revenue sources from these two segments.

   As discussed in Note 2, CTI's results of operations are included in the Company's consolidated financial statements beginning in 1998. Prior to that time, the domestic operations of CCI represented the Company's only reportable segment.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization and non-cash compensation charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Total assets for the Company's operating segments are determined based on the separate consolidated balance sheets for CCI and CTI. The results of operations and financial position for CTI reflect appropriate adjustments for their presentation in accordance with generally accepted accounting principles in the United States. The financial results for the Company's operating segments are as follows:

                                          Year Ended December 31, 1998
                                    -------------------------------------------
                                                        Corporate
                                                         Office    Consolidated
                                      CCI       CTI     and Other     Total
                                    --------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission....................  $ 22,541  $ 52,487  $     --    $   75,028
 Network services and other.......    31,471     5,568     1,011        38,050
                                    --------  --------  --------    ----------
                                      54,012    58,055     1,011       113,078
                                    --------  --------  --------    ----------
Costs of operations (exclusive of
 depreciation and amortization)...    23,076    24,372       370        47,818
General and administrative........    17,929     2,418     3,224        23,571
Corporate development.............        --        --     4,625         4,625
                                    --------  --------  --------    ----------
EBITDA............................    13,007    31,265    (7,208)       37,064
Non-cash compensation charges.....       132     2,851     9,775        12,758
Depreciation and amortization.....    16,202    20,318       719        37,239
                                    --------  --------  --------    ----------
Operating income (loss)...........    (3,327)    8,096   (17,702)      (12,933)
Equity in earnings of
 unconsolidated affiliate                 --        --     2,055         2,055
Interest and other income
 (expense)........................      (253)      294     4,179         4,220
Interest expense and amortization
 of deferred financing costs......    (4,476)   (7,362)  (17,251)      (29,089)
Provision for income taxes........      (374)       --        --          (374)
Minority interests................        --    (1,654)       --        (1,654)
                                    --------  --------  --------    ----------
Net loss..........................  $ (8,430) $   (626) $(28,719)   $  (37,775)
                                    ========  ========  ========    ==========
Capital expenditures..............  $ 84,911  $ 50,224  $  3,624    $  138,759
                                    ========  ========  ========    ==========
Total assets (at year end)........  $332,555  $887,938  $302,737    $1,523,230
                                    ========  ========  ========    ==========
Investments in affiliates (at year
 end).............................  $     --  $     --  $  2,258    $    2,258
                                    ========  ========  ========    ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                            Years Ended December 31,
                         -----------------------------------------------------------------
                                      1996                            1997
                         ------------------------------- ---------------------------------
                                  Corporate                        Corporate
                                   Office   Consolidated            Office    Consolidated
                           CCI    and Other    Total       CCI     and Other     Total
                         -------  --------- ------------ --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 5,615   $    --    $ 5,615    $ 11,010  $     --     $ 11,010
  Network services and
   other................     592        --        592      20,066       329       20,395
                         -------   -------    -------    --------  --------     --------
                           6,207        --      6,207      31,076       329       31,405
                         -------   -------    -------    --------  --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   1,300        --      1,300      15,350        --       15,350
General and
 administrative.........   1,678        --      1,678       6,675       149        6,824
Corporate development...      75     1,249      1,324       1,864     3,867        5,731
                         -------   -------    -------    --------  --------     --------
EBITDA..................   3,154    (1,249)     1,905       7,187    (3,687)       3,500
Depreciation and
 amortization              1,242        --      1,242       6,925        27        6,952
                         -------   -------    -------    --------  --------     --------
Operating income
 (loss).................   1,912    (1,249)       663         262    (3,714)      (3,452)
Equity in earnings
 (losses) of
 unconsolidated
 affiliate..............      --        --         --          --    (1,138)      (1,138)
Interest and other
 income (expense).......      22       171        193         (77)    2,028        1,951
Interest expense and
 amortization of
 deferred financing
 costs..................  (1,803)       --     (1,803)     (4,660)   (4,594)      (9,254)
Credit (provision) for
 income taxes...........     (59)       49        (10)         --       (49)         (49)
                         -------   -------    -------    --------  --------     --------
Net income (loss)....... $    72   $(1,029)   $  (957)   $ (4,475) $ (7,467)    $(11,942)
                         =======   =======    =======    ========  ========     ========
Capital expenditures.... $   890   $    --    $   890    $ 17,200  $    835     $ 18,035
                         =======   =======    =======    ========  ========     ========
Total assets (at year
 end)...................                                 $250,911  $120,480     $371,391
                                                         ========  ========     ========
Investments in
 affiliates (at year
 end)...................                                 $     --  $ 59,082     $ 59,082
                                                         ========  ========     ========

  Geographic Information
   A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         1996   1997     1998
                                                        ------ ------- --------
                                                           (In thousands of
                                                               dollars)
   United States....................................... $5,050 $29,076 $ 51,807
   Puerto Rico.........................................  1,157   2,329    2,470
                                                        ------ ------- --------
     Total domestic operations.........................  6,207  31,405   54,277
                                                        ------ ------- --------
   United Kingdom......................................     --      --   58,055
   Other foreign countries.............................     --      --      746
                                                        ------ ------- --------
     Total for all foreign countries...................     --      --   58,801
                                                        ------ ------- --------
                                                        $6,207 $31,405 $113,078
                                                        ====== ======= ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A summary of long-lived assets by country of location is as follows:

                                                               December 31,
                                                            -------------------
                                                              1997      1998
                                                            -------- ----------
                                                             (In thousands of
                                                                 dollars)
   United States........................................... $237,125 $  310,953
   Puerto Rico.............................................   10,145     14,473
                                                            -------- ----------
     Total domestic operations.............................  247,270    325,426
                                                            -------- ----------
   United Kingdom..........................................   56,965    855,560
   Other foreign countries.................................       --        128
                                                            -------- ----------
     Total for all foreign countries.......................   56,965    855,688
                                                            -------- ----------
                                                            $304,235 $1,181,114
                                                            ======== ==========

  Major Customers
   For the years ended December 31, 1996, 1997 and 1998, CCI had revenues from a single customer amounting to $2,634,000, $5,998,000 and $14,168,000, respectively. For the year ended December 31, 1998, consolidated net revenues includes $33,044,000 from a single customer of CTI.

  Concentrations of Credit Risk
   Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

   The Company derives the largest portion of its revenues from customers in the wireless telecommunications industry. In addition, the Company has concentrations of operations in certain geographic areas (primarily the United Kingdom, Pennsylvania, Texas, New Mexico, Arizona and Puerto Rico). The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers. Historically, the Company has not incurred any significant credit related losses.

14.Quarterly Financial Information (Unaudited)

   Summary quarterly financial information for the years ended December 31, 1997 and 1998 is as follows:

                                              Three Months Ended
                                   -------------------------------------------
                                   March 31  June 30  September 30 December 31
                                   --------  -------  ------------ -----------
                                     (In thousands of dollars, except per
                                                share amounts)
   1997:
     Net revenues................. $ 1,994   $ 4,771    $11,481      $13,159
     Operating income (loss)......  (1,293)     (921)        61       (1,299)
     Net loss.....................    (443)   (1,706)    (4,001)      (5,792)
     Loss per common share--basic
      and diluted.................   (0.13)    (0.51)     (0.62)       (0.69)
   1998:
     Net revenues................. $11,837   $11,530    $28,894      $60,817
     Operating income (loss)......  (2,494)   (2,197)   (12,006)       3,764
     Net loss.....................  (6,606)   (6,426)   (17,444)      (7,299)
     Loss per common share--basic
      and diluted.................   (0.79)    (0.78)     (0.33)       (0.09)

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

15.Subsequent Events (Unaudited)

   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth") In March 1999, the Company entered into an agreement with BellSouth to acquire the operating rights for approximately 1,850 of their towers. The transaction is structured as a lease agreement and will be treated as a sale of the towers for tax purposes. The Company will pay BellSouth consideration of $610,000,000, consisting of $430,000,000 in cash and $180,000,000 in shares of its common stock. The Company will account for this transaction as a purchase of tower assets. The transaction is expected to close over a period of up to eight months beginning in the second quarter of 1999. Upon entering into the agreement, the Company placed $50,000,000 into an escrow account. In order to fund this escrow deposit, the Company borrowed $45,000,000 under the Senior Credit Facility.

   Powertel, Inc. ("Powertel")
   In March 1999, the Company entered into an agreement with Powertel to purchase approximately 650 of their towers and related assets. The purchase price for these towers will be $275,000,000 in cash. The Company will account for this transaction as an acquisition using the purchase method. Upon entering into the agreement, the Company placed $50,000,000 into an escrow account. The Company funded this escrow deposit with borrowings under a $100,000,000 loan agreement provided by a syndicate of investment banks. The remaining $50,000,000 of borrowings under this loan agreement were used to repay the amount drawn under the Senior Credit Facility in connection with the BellSouth escrow deposit.

   Proposed Securities Offerings
   The Company intends to offer shares of its common stock and debt securities in concurrent underwritten public offerings. The proceeds from such offerings would be used to repay amounts drawn under the loan agreement in connection with the BellSouth and Powertel transactions, and to pay the remaining purchase price for such transactions. Any securities will only be offered by means of a prospectus forming a part of a registration statement filed with the Securities and Exchange Commission. There can be no assurance that such securities offerings can be successfully completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required to be furnished pursuant to this item will be set forth in the 1999 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required to be furnished pursuant to this item will be set forth in the 1999 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required to be furnished pursuant to this item will be set forth in the 1999 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required to be furnished pursuant to this item will be set forth in the 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements. The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 54.

   (a)(2) Financial Statement Schedule. Schedule I--Condensed Financial Information of Registrant follows this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

   (a)(3) Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K. In 1998 we filed the following Reports on Form 8-K:

    --On April 27, 1998, announcing a share exchange agreement with certain shareholders of Castle Transmission Services (Holdings) Ltd.

    --On June 19, 1998, announcing the filing of a registration statement with the Securities and Exchange Commission for the initial public offering of our common stock.

    --On December 9, 1998, announcing the offering of $200 million of our senior exchangeable pay-in-kind preferred stock in a Rule
     144A/Regulation S offering.

    --On December 21, 1998, announcing the completion of the offering of $200 million of our senior exchangeable pay-in-kind preferred stock in a Rule 144A/Regulation S distribution.

                        CROWN CASTLE INTERNATIONAL CORP.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         BALANCE SHEET (Unconsolidated)
                (In thousands of dollars, except share amounts)

                                                             December 31,
                                                         ---------------------
                                                           1997        1998
                                                         ---------  ----------
                         ASSETS
Current assets:
 Cash and cash equivalents.............................. $  53,092  $   37,907
 Receivables and other current assets...................       424         957
 Advances to subsidiaries, net..........................     2,611      13,711
                                                         ---------  ----------
   Total current assets.................................    56,127      52,575
Property and equipment, net of accumulated depreciation
 of $27 and $875 at December 31, 1997 and 1998,
 respectively...........................................       808       4,255
Investment in subsidiaries..............................   232,229   1,041,788
Investments in affiliates...............................    59,082       2,258
Deferred financing costs and other assets, net of
 accumulated amortization of $69 and $814 at December
 31, 1997 and 1998, respectively........................     7,075       7,227
                                                         ---------  ----------
                                                         $ 355,321  $1,108,103
                                                         =========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other accrued liabilities......... $   1,187  $    1,379
                                                         ---------  ----------
   Total current liabilities............................     1,187       1,379
Long-term debt..........................................   151,593     168,099
                                                         ---------  ----------
   Total liabilities....................................   152,780     169,478
                                                         ---------  ----------
Redeemable preferred stock, $.01 par value; 10,000,000
 shares authorized:
 12 3/4% Senior Exchangeable Preferred Stock; shares
  issued: December 31, 1997--none and December 31,
  1998--200,000 (stated at mandatory redemption and
  aggregate liquidation value)..........................        --     201,063
 Senior Convertible Preferred Stock; shares issued:
  December 31, 1997--657,495 and
  December 31, 1998--none (stated at redemption value;
  aggregate liquidation value of $68,916)...............    67,948          --
 Series A Convertible Preferred Stock; shares issued:
  December 31, 1997--1,383,333 and December 31, 1998--
  none (stated at redemption and aggregate liquidation
  value)................................................     8,300          --
 Series B Convertible Preferred Stock; shares issued:
  December 31, 1997--864,568 and December 31, 1998--none
  (stated at redemption and aggregate liquidation
  value)................................................    10,375          --
 Series C Convertible Preferred Stock; shares issued:
  December 31, 1997--3,529,832 and December 31, 1998--
  none (stated at redemption and aggregate liquidation
  value)................................................    74,126          --
                                                         ---------  ----------
     Total redeemable preferred stock...................   160,749     201,063
                                                         ---------  ----------
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized:
 Class A Common Stock; shares issued: December 31,
  1997--1,041,565 and December 31, 1998--none...........         2          --
 Class B Common Stock; shares issued: December 31,
  1997--9,367,165 and December 31, 1998--none...........        19          --
 Common Stock; shares issued: December 31, 1997--none
  and December 31, 1998--83,123,873.....................        --         831
 Class A Common Stock; shares issued: December 31,
  1997--none and December 31, 1998--11,340,000..........        --         113
 Additional paid-in capital.............................    58,248     795,153
 Cumulative foreign currency translation adjustment.....       562       1,690
 Accumulated deficit....................................   (17,039)    (60,225)
                                                         ---------  ----------
   Total stockholders' equity...........................    41,792     737,562
                                                         ---------  ----------
                                                         $ 355,321  $1,108,103
                                                         =========  ==========

     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF OPERATIONS (Unconsolidated)
                           (In thousands of dollars)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1996      1997      1998
                                                    -------  --------  --------
Other revenues....................................  $    --  $    329  $    399
Interest and other income.........................      171     2,028     1,354
General and administrative expenses...............       --      (149)   (2,975)
Corporate development expenses....................   (1,249)   (3,867)   (4,404)
Non-cash compensation charges.....................       --        --    (9,775)
Depreciation and amortization.....................       --       (27)     (720)
Interest expense and amortization of deferred
 financing costs..................................       --    (4,594)  (17,251)
                                                    -------  --------  --------
Loss before income taxes and equity in earnings
 (losses) of subsidiaries and unconsolidated
 affiliate........................................   (1,078)   (6,280)  (33,372)
Credit (provision) for income taxes...............       49       (49)       --
Equity in earnings (losses) of subsidiaries.......       72    (4,475)   (6,458)
Equity in earnings (losses) of unconsolidated
 affiliate........................................       --    (1,138)    2,055
                                                    -------  --------  --------
Net loss..........................................     (957)  (11,942)  (37,775)
Dividends on preferred stock......................       --    (2,199)   (5,411)
                                                    -------  --------  --------
Net loss after deduction of dividends on preferred
 stock............................................  $  (957) $(14,141) $(43,186)
                                                    =======  ========  ========


     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF CASH FLOWS (Unconsolidated)
                           (In thousands of dollars)

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1996     1997      1998
                                                    ------  --------  --------
Cash flows from operating activities:
  Net loss......................................... $ (957) $(11,942) $(37,775)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Amortization of deferred financing costs and
     discount on long-term debt....................     --     1,652    17,251
    Non-cash compensation charges..................     --        --     9,775
    Equity in losses (earnings) of subsidiaries....    (72)    4,475     6,458
    Depreciation and amortization..................     --        27       720
    Equity in losses (earnings) of unconsolidated
     affiliate.....................................     --     1,138    (2,055)
    Increase (decrease) in accounts payable and
     other accrued liabilities.....................    130      (103)    1,352
    Decrease (increase) in receivables and other
     assets........................................ (1,122)      551    (1,413)
                                                    ------  --------  --------
      Net cash used for operating activities....... (2,021)   (4,202)   (5,687)
                                                    ------  --------  --------
Cash flows from investing activities:
  Investment in subsidiaries.......................     --   (89,989) (332,065)
  Net advances to subsidiaries.....................   (288)   (2,223)  (11,100)
  Capital expenditures.............................     --      (835)   (3,624)
  Investments in affiliates........................ (2,101)  (59,487)       --
                                                    ------  --------  --------
      Net cash used for investing activities....... (2,389) (152,534) (346,789)
                                                    ------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of capital stock.......... 10,503   139,867   339,929
  Incurrence of financing costs....................     --    (5,908)   (1,755)
  Purchase of capital stock........................     --    (2,132)     (883)
  Proceeds from issuance of long-term debt.........     --   150,010        --
  Principal payments on long-term debt.............     --   (78,102)       --
                                                    ------  --------  --------
      Net cash provided by financing activities.... 10,503   203,735   337,291
                                                    ------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.......................................  6,093    46,999   (15,185)
Cash and cash equivalents at beginning of year.....     --     6,093    53,092
                                                    ------  --------  --------
Cash and cash equivalents at end of year........... $6,093  $ 53,092  $ 37,907
                                                    ======  ========  ========
Supplementary schedule of noncash investing and
 financing activities:
  Issuance of long-term debt in connection with
   acquisitions.................................... $   --  $ 78,102  $     --
  Issuance of common stock in connection with
   acquisitions....................................     --    57,189   420,964
  Conversion of subsidiary's Convertible Secured
   Subordinated Notes to Series A Convertible
   Preferred Stock.................................     --     3,657        --
Supplemental disclosure of cash flow information:
  Interest paid.................................... $   --  $  2,943  $     --
  Income taxes paid................................     --        --        --

     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                 NOTES TO FINANCIAL STATEMENTS (Unconsolidated)

1.Investment in Subsidiaries

   The Company's investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting. Under the terms of the Senior Credit Facility, the CTI Credit Facility and the CTI Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. For CCI, the amount of such dividends is limited to (i) $6,000,000 per year until October 31, 2002, and $33,000,000 per year thereafter, and (ii) an amount to pay income taxes attributable to the Company's Restricted Subsidiaries. CTI is effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $826,321,000 at December 31, 1998.

2.Long-term Debt

   Long-term debt consists of the Company's 10 5/8% Senior Discount Notes due 2007.

3.Income Taxes

   Income taxes reported in the accompanying unconsolidated financial statements are determined by computing income tax assets and liabilities on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts for the amounts recorded by the Company's subsidiaries on a separate tax return basis.

                        CROWN CASTLE INTERNATIONAL INC.

                               INDEX TO EXHIBITS
                                Item 14 (a) (3)

 Exhibit
   No.                             Description                             Page
 -------                           -----------                             ----
   **2.1 Asset Purchase and Merger Agreement among Crown Network
         Systems, Inc., Crown Mobile Systems, Inc., Robert A. Crown,
         Barbara Crown and Castle Acquisition Corp. I, Castle
         Acquisition Corp. II, Castle Tower Holding Corp. dated July 11,
         1997

   **2.2 First Amended and Restated Asset Purchase and Merger Agreement
         among Crown Network Systems, Inc., Crown Mobile Systems, Inc.,
         Robert A. Crown, Barbara Crown and Castle Acquisition Corp. I,
         Castle Acquisition Corp. II, Castle Tower Holding Corp. dated
         July 11, 1997, as amended and restated on August 14, 1997
   **2.3 Stock Purchase Agreement by and between Castle Tower Holding
         Corp., Bruce W. Neurohr, Charles H. Jones, Ronald J. Minnich,
         Ferdinand G. Neurohr and Terrel W. Pugh dated May 12, 1997
         ("TEA Stock Purchase Agreement")
  ***2.4 Share Exchange Agreement among Castle Transmission Services
         (Holdings) Ltd., Crown Castle International Corp., T 1
         Diffusion de France International S.A., Digital Future
         Investments B.V. and certain shareholders of Castle
         Transmission Services (Holdings) Ltd. dated as of April 24,
         1998
 ****3.1 Restated Certificate of Incorporation of Crown Castle
         International Corp.
 ****3.2 Amended and Restated By-laws of Crown Castle International
         Corp.
 ****3.3 Certificate of Designations, Preferences and Relative,
         Participating, Optional and other Special Rights of Preferred
         Stock and Qualifications, Limitations and Restrictions thereof of 12 3/4% Senior Exchangeable Preferred Stock due 2010 and 12
         3/4% Series B Senior Exchangeable Preferred Stock due 2010 of
         Crown Castle International Corp.
   **4.1 Indenture between Crown Castle International Corp. and United
         States Trust Company of New York, as Trustee (including
         exhibits).
   **4.2 Amended and Restated Stockholders Agreement among Castle Tower
         Holding Corp., Edward C. Hutcheson, Jr., Ted B. Miller, Jr.,
         Robert A. Crown and Barbara Crown and the persons listed on
         Schedule I thereto dated August 15, 1997
   **4.3 Article Fourth of Certificate of Incorporation of Castle Tower
         Holding Corp. (included in Exhibits 3.1 through 3.5)
   **4.4 Trust Deed related to (Pounds)125,000,000 9 percent. Guaranteed
         Bonds due 2007 among Castle Transmission (Finance) PLC, as
         Issuer, Castle Transmission International Ltd. and Castle
         Transmission Services (Holdings) Ltd., as Guarantors, and The
         Law Debenture Trust Corporation p.l.c., as Trustee, dated May
         21, 1997
   **4.5 First Supplemental Trust Deed related to (Pounds)125,000,000 9 percent Guaranteed Bonds due 2007 among Castle Transmission
         (Finance) PLC, as Issuer, Castle Transmission International
         Ltd. and Castle Transmission Services (Holdings) Ltd., as
         Guarantors, and The Law Debenture Trust Corporation p.l.c., as
         Trustee, dated October 17, 1997
  ***4.6 Specimen Certificate of Common Stock
 ****4.7 Indenture dated as of December 21, 1998 between Crown Castle
         International Corp. and the United States Trust Company, as
         Trustee (including exhibits)
  **10.1 Registration Rights Agreement by and among Crown Castle
         International Corp. and Lehman Brothers Inc. and Credit Suisse
         First Boston Corporation dated as of November 25, 1997
 ***10.2 Amended and Restated Loan Agreement by and among Crown
         Communication Inc., Crown Castle International Corp. de Puerto
         Rico, Key Corporate Capital Inc. and certain lenders dated July
         10, 1998

 Exhibit
   No.                             Description                             Page
 -------                           -----------                             ----
 **10.8  Amended and Restated Limited Holdco Guaranty by Crown Castle
         International Corp., in favor of KeyBank National Association, as Agent, dated November 25, 1997
 **10.9  Memorandum of Understanding regarding Management and Governance of Castle Tower Holding Corp. and Crown Communications, Inc.
         dated August 15, 1997
 **10.10 Site Commitment Agreement between Nextel Communications, Inc.
         and Castle Tower Corporation dated July 11, 1997

 **10.11 Independent Contractor Agreement by and between Crown Network
         Systems, Inc. and Sprint Spectrum L.P. dated July 8, 1996, including addendum dated November 12, 1997

 **10.12 Independent Contractor Agreement between Crown Network Systems,
         Inc. and Powerfone, Inc. d/b/a Nextel Communications dated
         September 30, 1996

 **10.13 Independent Contractor Agreement by and between APT Pittsburgh
         Limited Partnership and Crown Network Systems, Inc. dated
         December 3, 1996

 **10.14 Master Lease Agreement between Sprint Spectrum, L.P. and Robert
         Crown d/b/a Crown Communications dated June 11, 1996 ("Sprint
         Master Lease Agreement")

 **10.15 First Amendment to Sprint Master Lease Agreement, dated July 5,
         1996 (included in Exhibit 10.14)

 **10.16 Second Amendment to Sprint Master Lease Agreement, dated
         January 27, 1997 (included in Exhibit 10.14)

 **10.17 Master Lease Agreement between Powerfone, Inc. d/b/a Nextel
         Communications and Robert A. Crown d/b/a Crown Communications dated October 3, 1996

 **10.18 Master Lease Agreement between APT Pittsburgh Limited
         Partnership and Robert Crown d/b/a Crown Communications dated
         December 3, 1996

 **10.19 Master Tower Lease Agreement between Cellco Partnership d/b/a
         Bell Atlantic NYNEX Mobile, Pittsburgh SMSA, L.P. and
         Pennsylvania RSN No. 6(II) and Robert A. Crown d/b/a Crown
         Communications dated December 29, 1995, as amended by a letter agreement dated as of October 28, 1997

 **10.20 Master Tower Lease Agreement between Cellco Partnership d/b/a
         Bell Atlantic NYNEX Mobile, Pittsburgh SMSA, L.P. and
         Pennsylvania RSN No. 6(II) and Robert A. Crown d/b/a Crown
         Communications dated December 29, 1995, as amended by a letter agreement dated as of October 28, 1997

 **10.21 Castle Tower Holding Corp. 1995 Stock Option Plan (Third
         Restatement)

 **10.22 Services Agreement between Castle Transmission International
         Ltd. (formerly known as Castle Transmission Services Ltd.) and
         Castle Tower Holding Corp. dated February 28, 1997

 **10.23 Shareholders Agreement among Berkshire Fund IV Investment
         Corp., Berkshire Investors LLC, Berkshire Partners LLC,
         Candover Investments PLC, Candover (Trustees) Limited, Candover
         Partners Limited (as general partner for four limited
         partnerships), Castle Tower Holding Corp., T 1 Diffusion de
         France International S.A., and Diohold Limited (now known as
         Castle Transmission Services (Holdings) Ltd.) dated January 23,
         1997

 **10.24 First Amendment to Amended and Restated Stockholders Agreement
         by and among Crown Castle International Corp., Edward C.
         Hutcheson, Jr., Ted B. Miller, Jr., Robert A. Crown and Barbara
         Crown and the persons listed as Investors dated January 28,
         1998

 **10.25 Third Amendment to Sprint Master Lease Agreement, dated
         February 12, 1998


  Exhibit
    No.                             Description                            Page
  -------                           -----------                            ----
 ****10.26 Stockholders Agreement between Crown Castle International
           Corp. and certain stockholders listed on Schedule 1 thereto, dated as of August 21, 1998 as amended by Amendment No. 1, dated as of the 12th day of November, 1998

  ***10.27 Agreement among Castle Transmission Services (Holdings) Ltd.,
           Digital Future Investments B.V., Berkshire Partners LLC and certain shareholders of Castle Transmission Services
           (Holdings) Ltd. for the sale and purchase of certain shares of Castle Transmission Services (Holdings) Ltd., for the amendment of the Shareholders Agreement in respect of Castle
           Transmission Services (Holdings) Ltd. and for the granting of certain options dated April 24, 1998

 ****10.28 Governance Agreement among Crown Castle International Corp.,
           TeleDiffusion de France International S.A. and Digital Future
           Investments B.V., dated as of August 21, 1998

 ****10.29 Form of Severance Agreement entered into between Crown Castle
           International Corp. and Ted Miller, George Reese, John Gwyn,
           Charles Green, Alan Rees, Blake Hawk and David Ivy

 ****10.30 Shareholders Agreement among Crown Castle International
           Corp., T 1 Diffusion de France International S.A. and Castle
           Transmission Services (Holdings) Limited dated August 1998

  ***10.31 Site Sharing Agreement between National Transcommunications
           Limited and The British Broadcasting Corporation dated
           September 10, 1991

  ***10.32 Transmission Agreement between The British Broadcasting
           Corporation and Castle Transmission Services Limited dated
           February 27, 1997

  ***10.33 Digital Terrestrial Television Transmission Agreement between
           The British Broadcasting Corporation and Castle Transmission
           International Ltd. dated February 10, 1998

  ***10.34 Agreement for the Provision of Digital Terrestrial Television
           Distribution and Transmission Services between British
           Digital Broadcasting plc and Castle Transmission
           International Ltd. dated December 18, 1997

  ***10.35 Loan Amendment Agreement among Castle Transmission
           International, Castle Transmission Services (Holdings) Ltd.
           and certain lenders dated May 21, 1997

  ***10.36 Crown Castle International Corp. 1995 Stock Option Plan
           (Fourth Restatement)

  ***10.37 Contract between British Telecommunications PLC and Castle
           Transmission International Inc. for the Provision of Digital
           Terrestrial Television Network Distribution Service dated May
           13, 1998

  ***10.38 Site Marketing Agreement dated June 25, 1998 between
           BellSouth Mobility Inc. and Crown Communication Inc.

  ***10.39 Commitment Agreement between the British Broadcasting
           Corporation, Castle Tower Holding Corp., T 1 Diffusion de
           France International S.A. and T 1 Diffusion de France S.A.

 ****10.40 Amended and Restated Services Agreement between Castle
           Transmission International Limited and T 1 Diffusion de
           France S.A. dated August 1998

  ***10.41 Castle Transmission Services (Holdings) Ltd. All Employee
           Share Option Scheme dated as of January 23, 1998

  ***10.42 Rules of the Castle Transmission Services (Holdings) Ltd.
           Bonus Share Plan

 ****10.43 Employee Benefit Trust between Castle Transmission Services
           (Holdings) Ltd. and Castle Transmission (Trustees) Limited

   Exhibit
     No.                              Description                          Page
   -------                            -----------                          ----
     ***10.44 Castle Transmission Services (Holdings) Ltd. Unapproved
              Share Option Scheme dated as of January 23, 1998

     ***10.45 Amending Agreement between the British Broadcasting
              Corporation and Castle Transmission International Limited dated July 16, 1998

    ****10.46 Rights Agreement dated as of August 21, 1998, between
              Crown Castle International Corp. and Chasemellon
              Shareholder Services L.L.C.

     ***10.47 Deed of Grant of Option between Castle Transmission Series
              (Holdings) Ltd. and George Reese dated January 23, 1998

     ***10.48 Deed of Grant of Option between Castle Transmission
              Services (Holdings) Ltd. and David Ivy dated January 23,
              1998

     ***10.49 Deed of Grant of Option between Castle Transmission
              Services (Holdings) Ltd. and David Ivy dated April 23,
              1998

     ***10.50 Deed of Grant of Option between Castle Transmission
              Services (Holdings) Ltd. and Ted B. Miller, Jr., dated
              April 23, 1998

     ***10.51 Deed of Grant of Option between Castle Transmission
              Services (Holdings) Ltd. and Ted B. Miller, Jr., dated
              January 23, 1998

     ***10.52 Memorandum Regarding Proposed Initial Public Offering and
              Certain Transitional Changes Affecting Management dated
              July 2, 1998, between Crown Castle International Corp. and
              Robert A. and Barbara A. Crown

     ***10.53 Services Agreement dated July 2, 1998, by and between
              Crown Castle International Corp. and Robert A. and Barbara
              A. Crown

    ****10.56 Registration Rights Agreement dated as of December 21,
              1998 by and among Crown Castle International Corp. and
              Lehman Brothers, Salomon Smith Barney and Goldman, Sachs &
              Co.

   *****10.57 Formation Agreement relating to the formation of Crown
              Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and
              Crown Atlantic Holding Company LLC dated December 1998

  ******10.58 Letter of Agreement between Crown Castle International
              Corp. and BellSouth Mobility Inc. dated March 5, 1999
              (including the Form of Sublease)

 *******10.59 Asset Purchase Agreement among Crown Castle International
              Corp., CCP Inc., Powertel Atlanta Towers, LLC, Powertel
              Birmingham Towers, LLC, Powertel Jacksonville Towers, LLC,
              Powertel Kentucky Towers, LLC, Powertel Memphis Towers,
              LLC and Powertel, Inc. dated March 15, 1999

    ****10.60 Framework Agreement between One2One and Castle
              Transmission International Ltd. dated March 5, 1999
    ****10.61 Indenture between Crown Castle International Corp. and
              United States Trust Company of New York dated March 15,
              1999
    ****10.62 Registration Rights Agreement among Crown Castle
              International Corp. and Goldman Sachs Credit Partners LP,
              Salomon Brothers Holding Company Inc. and Credit Suisse
              First Boston dated March 15, 1999
    ****10.63 Escrow Agreement among Crown Castle International Corp.,
              Goldman Sachs Credit Partners LP, Salomon Brothers Holding
              Company Inc., Credit Suisse First Boston and United States
              Trust Company of New York dated March 15, 1999
    ****10.64 Term Loan Agreement among Crown Castle International Corp.
              and Goldman Sachs Credit Partners LP, Salomon Brothers
              Holding Company Inc. and Credit Suisse First Boston dated
              March 15, 1999


 Exhibit
   No.                           Description of Exhibit
 -------                         ----------------------
   ****11 Computation of net loss per common share

   ****12 Computation of Ratio of Earnings to Fixed Charges

   ****21 Subsidiaries of Crown Castle International Corp.

     23.1 Consent of KPMG LLP

 ****27.1 Financial Data Schedule

     99.1 Financial Statements of Castle Transmission Services (Holdings) Ltd.
          and the BBC Home Service Transmission Business

--------
     ** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
    *** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
   **** Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
  ***** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
 ****** Incorporated by reference to the exhibit previously filed by the
        Registrant on Form 8-K (Registration No. 0-24737) dated March 8, 1999. ******* Incorporated by reference to the exhibit previously filed by the
        Registrant on Form 8-K (Registration No. 0-24737) dated March 15, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, New York on this 16th day of March, 1999.

                                          CROWN CASTLE INTERNATIONAL CORP.

                                                 /s/ Charles C. Green III
                                          By: _________________________________

                                                 [name] Charles C. Green, III
                                                 [title]  Executive Vice
                                                      President and Chief
                                                      Financial Officer


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 16th day of March, 1999.

              Signature                                 Title
              ---------                                 -----

        /s/ Ted B. Miller, Jr.          Chief Executive Officer and Vice
______________________________________   Chairman of the Board (Principal
          Ted B. Miller, Jr.             Executive Officer)

           /s/ David L. Ivy                     President and Director
______________________________________
             David L. Ivy

       /s/ Charles C. Green III         Executive Vice President and Chief
______________________________________   Financial Officer (Principal
        Charles C. Green, III            Financial Officer)

       /s/ Wesley D. Cunningham         Senior Vice President, Chief
______________________________________   Accounting Officer and Corporate
         Wesley D. Cunningham            Controller (Principal Accounting
                                         Officer)

          /s/ Carl Ferenbach                    Chairman of the Board
______________________________________
            Carl Ferenbach

         /s/  Michel Azibert                           Director
______________________________________
            Michel Azibert

         /s/  Bruno Chetaille                          Director
______________________________________
           Bruno Chetaille

         /s/ Robert A. Crown                           Director
______________________________________
           Robert A. Crown

         /s/ Randall A. Hack                           Director
______________________________________
           Randall A. Hack

        /s/ Robert F. McKenzie                         Director
______________________________________
          Robert F. McKenzie

              Signature                                 Title
              ---------                                 -----

        /s/ William A. Murphy                          Director
______________________________________
          William A. Murphy

        /s/ Jeffrey H. Schutz                          Director
______________________________________
          Jeffrey H. Schutz
