Form 10-Q
period 1999-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 1999-05-17
CIK 1051470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  ----------

                                   FORM 10-Q

                                  ----------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


                       Commission File Number 000-24737

                                  ----------

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

                                  ----------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [X]   No  [_]

         Number of shares of common stock outstanding at May 1, 1999:
                           Common Stock - 99,168,585
                       Class A Common Stock - 11,340,000

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                 Page
                                                                               ----
 Item 1.  Financial Statements
   Consolidated Balance Sheet at December 31, 1998 and March 31, 1999.........  3
   Consolidated Statement of Operations and Comprehensive Loss for the
    three months ended March 31, 1998 and 1999................................  4
   Consolidated Statement of Cash Flows for the three months ended
    March 31, 1998 and 1999...................................................  5
   Condensed Notes to Consolidated Financial Statements.......................  6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................... 15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 22

PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds........................... 24

 Item 6.  Exhibits and Reports on Form 8-K.................................... 24

 Signatures................................................................... 25

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                                  December 31,          March 31,
                                                                      1999               1998
                                                                  -------------      -------------
                                                                                       (Unaudited)
                          ASSETS
Current assets:
 Cash and cash equivalents                                          $  296,450          $  101,847
 Receivables:
    Trade, net of allowance for doubtful accounts of                    32,130              30,249
     $1,535 and $1,653 at December 31, 1998 and March 31,
     1999, respectively
   Other                                                                 4,290               6,897
 Inventories                                                             6,599               8,634
 Prepaid expenses and other current assets                               2,647               7,148
                                                                    ----------          ----------
    Total current assets                                               342,116             154,775
Property and equipment, net of accumulated depreciation of             592,594           1,233,204
 $22,780 and $34,729 at December 31, 1998 and March 31,
 1999, respectively
Escrow deposits for acquisitions                                            --             100,000
Goodwill and other intangible assets, net of accumulated               569,740             617,769
 amortization of $20,419 and $28,116 at December 31, 1998
 and March 31, 1999, respectively
Deferred financing costs and other assets, net of                       18,780              17,946
 accumulated amortization of $1,722 and $2,045 at December          ----------          ----------
 31, 1998 and March 31, 1999, respectively
                                                                    $1,523,230          $2,123,694
                                                                    ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $   46,020          $   27,383
 Accrued interest                                                       15,677                 918
 Accrued compensation and related benefits                               5,188               2,979
 Deferred rental revenues and other accrued liabilities                 26,002              47,015
                                                                    ----------          ----------
    Total current liabilities                                           92,887              78,295
Long-term debt                                                         429,710             771,190
Other liabilities                                                       22,823              46,884
                                                                    ----------          ----------
    Total liabilities                                                  545,420             896,369
                                                                    ----------          ----------
Commitments and contingencies
Minority interests                                                      39,185              53,098
Redeemable preferred stock, $.01 par value; 10,000,000
 shares authorized:
   12 3/4% Senior Exchangeable Preferred Stock;  shares                201,063             207,471
    issued: December 31, 1998 - 200,000 and March 31, 1999
    - 206,375 (stated at mandatory redemption and
    aggregate liquidation value)
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized:
    Common Stock; shares issued: December 31, 1998 -                       831                 992
     83,123,873 and March 31, 1999 - 99,168,585
    Class A Common Stock; shares issued: 11,340,000                        113                 113
 Additional paid-in capital                                            795,153           1,051,224
 Cumulative foreign currency translation adjustment                      1,690              (3,053)
 Accumulated deficit                                                   (60,225)            (82,520)
                                                                    ----------          ----------
    Total stockholders' equity                                         737,562             966,756
                                                                    ----------          ----------
                                                                    $1,523,230          $2,123,694
                                                                    ==========          ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                      1998             1999
                                                                   ----------       -----------
Net revenues:
 Site rental and broadcast transmission                              $ 5,061          $ 45,326
 Network services and other                                            6,776             9,783
                                                                     -------          --------
                                                                      11,837            55,109
                                                                     -------          --------
Operating expenses:
 Costs of operations (exclusive of depreciation and
    amortization):
   Site rental and broadcast transmission                              1,172            18,527
   Network services and other                                          4,421             6,982
 General and administrative                                            3,803             8,304
 Corporate development                                                 1,331               874
 Restructuring charges                                                    --             1,814
 Non-cash compensation charges                                            --               667
 Depreciation and amortization                                         3,604            19,656
                                                                     -------          --------
                                                                      14,331            56,824
                                                                     -------          --------
Operating loss                                                        (2,494)           (1,715)
Other income (expense):
   Equity in losses of unconsolidated affiliate                          (99)               --
   Interest and other income (expense)                                   706               340
   Interest expense and amortization of deferred financing            (4,706)          (11,286)
    costs                                                            -------          --------
Loss before income taxes, minority interests and cumulative           (6,593)          (12,661)
 effect of change in accounting principle
Provision for income taxes                                               (13)             (127)
Minority interests                                                        --              (685)
                                                                     -------          --------
Loss before cumulative effect of change in accounting                 (6,606)          (13,473)
 principle
Cumulative effect of change in accounting principle for                   --            (2,414)
 costs of start-up activities                                        -------          --------
Net loss                                                              (6,606)          (15,887)
Dividends on preferred stock                                          (2,055)           (6,408)
                                                                     -------          --------
Net loss after deduction of dividends on preferred stock             $(8,661)         $(22,295)
                                                                     =======          ========

Net loss                                                             $(6,606)         $(15,887)
Other comprehensive income:
 Foreign currency translation adjustments                                671            (4,743)
                                                                     -------          --------
Comprehensive loss                                                   $(5,935)         $(20,630)
                                                                     =======          ========

Per common share - basic and diluted:
 Loss before cumulative effect of change in accounting               $ (0.79)         $  (0.21)
  principle
 Cumulative effect of change in accounting principle                      --             (0.03)
                                                                     -------          --------
 Net loss                                                            $ (0.79)         $  (0.24)
                                                                     =======          ========
Common shares outstanding - basic and diluted (in thousands)          10,954            94,732
                                                                     =======          ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)


                                                                       Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                      1998             1999
                                                                   ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $ (6,606)        $ (15,887)
   Adjustments to reconcile net loss to net cash provided
    by (used for) operating activities:
   Depreciation and amortization                                       3,604            19,656
   Amortization of deferred financing costs and discounts              4,207             4,920
    on long-term debt
   Cumulative effect of change in accounting principle                    --             2,414
   Minority interests                                                     --               685
   Non-cash compensation charges                                          --               667
   Equity in losses of unconsolidated affiliate                           99                --
   Changes in assets and liabilities, excluding the effects
    of acquisitions:
    Increase in deferred rental revenues and other                        72            46,046
     liabilities
    Decrease in accounts payable                                      (2,796)          (17,738)
    Decrease in accrued interest                                          --           (14,457)
    Increase in inventories, prepaid expenses and other                 (669)           (4,456)
     assets
    Increase in receivables                                             (862)           (1,363)
                                                                    --------         ---------
      Net cash provided by (used for) operating activities            (2,951)           20,487
                                                                    --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired                         --          (204,845)
 Capital expenditures                                                (24,539)          (76,363)
                                                                    --------         ---------
      Net cash used for investing activities                         (24,539)         (281,208)
                                                                    --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving credit agreements                     27,050            64,679
 Proceeds from issuance of capital stock                                  --             1,835
 Incurrence of financing costs                                        (1,243)             (117)
                                                                    --------         ---------
      Net cash provided by financing activities                       25,807            66,397
                                                                    --------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   --              (279)
                                                                    --------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,683)         (194,603)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      55,078           296,450
                                                                    --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 53,395         $ 101,847
                                                                    ========         =========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Amounts recorded in connection with acquisitions:
   Fair value of net assets acquired, including goodwill            $     --         $ 653,029
    and other intangible assets
   Escrow deposits for acquisitions                                       --           100,000
   Issuance of long-term debt                                             --           280,000
   Minority interests                                                     --            14,330
   Issuance of common stock                                               --           253,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                      $    486         $  21,452
 Income taxes paid                                                        --               104

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

   The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 1998, and related notes thereto, included in the Annual Report on Form 10-K (the "Form 10-K") filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1998 and 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

 Recent Accounting Pronouncements

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 requires that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2,414,000 in the Company's financial statements for the three months ended March 31, 1999.

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt the requirements of SFAS 133 in its financial statements for the three months ending March 31, 2000. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

2. Acquisitions

   Agreement with Bell Atlantic Mobile ("BAM")

   On December 8, 1998, the Company entered into an agreement with BAM to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's towers. Upon formation of Crown Atlantic on March 31, 1999, (i) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its Common Stock in exchange for a 61.5% ownership interest in Crown Atlantic; (ii) Crown Atlantic

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 3); and (iii) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (i) the shares of the Company's Common Stock contributed to Crown Atlantic and (ii) a payment (either in cash or in shares of the Company's Common Stock, at the Company's election) equal to approximately 15.6% of the fair market value of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and will include Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $58,339,000 in connection with this acquisition.

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

   Powertel, Inc. ("Powertel")

   In March 1999, the Company entered into an agreement with Powertel to purchase approximately 650 of their towers and related assets. The purchase price for these towers will be $275,000,000 in cash. The Company will account for this transaction as an acquisition using the purchase method. Upon entering into the agreement, the Company placed $50,000,000 into an escrow account. The Company funded this escrow deposit with borrowings under a $100,000,000 loan agreement provided by a syndicate of investment banks (see Note 3). The remaining $50,000,000 of borrowings under this loan agreement were used to repay the amount drawn under the Senior Credit Facility in connection with the BellSouth escrow deposit.

3. Long-term Debt

   Long-term debt consists of the following:

                                                                    December 31,      March 31,
                                                                       1998             1999
                                                                    -----------     ----------
                                                                     (In thousands of dollars)
Senior Credit Facility                                               $  5,500         $ 40,000
CTI Credit Facility                                                    55,177           83,513
Crown Atlantic Credit Facility                                             --          180,000
10 5/8% Senior Discount Notes due 2007, net of discount               168,099          172,505
9% Guaranteed Bonds due 2007                                          200,934          195,172
Term Loans due 2007                                                        --          100,000
                                                                     --------         --------
                                                                     $429,710         $771,190
                                                                     ========         ========

   Crown Atlantic Credit Facility

   Crown Atlantic has a credit agreement with a bank (the "Crown Atlantic Credit Facility") which consists of a $250,000,000 secured revolving line of credit. Available borrowings under the Crown Atlantic Credit

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic's assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

   On March 31, 1999, Crown Atlantic borrowed $180,000,000 under the Crown Atlantic Credit Facility to fund a portion of the cash payment to BAM (see Note
2). As of March 31, 1999, approximately $6,160,000 of borrowings was available under the Crown Atlantic Credit Facility, all of which was available for letters of credit. There were no letters of credit outstanding as of March 31, 1999.

   The amount of available borrowings under the Crown Atlantic Credit Facility will decrease by a stated amount at the end of each calendar quarter beginning on September 30, 2001 until March 31, 2006, at which time any remaining borrowings must be repaid. Under certain circumstances, Crown Atlantic may be required to make principal prepayments under the Crown Atlantic Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain sales of equity or debt securities.

   The Crown Atlantic Credit Facility is secured by a pledge of the membership interest in Crown Atlantic and a security interest in Crown Atlantic's tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic's election, equal to the bank's prime rate plus 1.25% or a Eurodollar interbank offered rate (LIBOR) plus 2.75%. The interest rate margins may be reduced by up to 1.75% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   Term Loans due 2007

   In March 1999, the Company entered into a term loan credit facility with a group of investment banks. On March 16, 1999, the Company borrowed $100,000,000 under this facility (the "Term Loans") in order to fund the escrow deposits paid in connection with the BellSouth and Powertel acquisitions (see Note 2). The Term Loans mature on November 30, 2007 and bear interest at an initial rate of LIBOR plus 5.5% per annum, payable quarterly. The Term Loans will be repaid in May 1999 with proceeds from the Company's underwritten securities offerings (see
Note 8).

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

   The Company has designated Crown Atlantic as an Unrestricted Subsidiary (see
Note 2). Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                         March 31, 1999
                                              -----------------------------------------------------------------------
                                              Company and
                                               Restricted        Unrestricted       Consolidation        Consolidated
                                              Subsidiaries       Subsidiaries        Eliminations           Total
                                              ------------       ------------       --------------       ------------
                                                                    (In thousands of dollars)
Cash and cash equivalents                       $   50,669         $   51,178       $  --                  $  101,847
Other current assets                                21,373             31,555                  --              52,928
Property and equipment, net                        178,304          1,054,900                  --           1,233,204
Escrow deposits for acquisitions                   100,000                 --                  --             100,000
Investments in Unrestricted                        992,675                 --            (992,675)                 --
 Subsidiaries
Goodwill and other intangible assets,              141,443            476,326                  --             617,769
 net
Other assets, net                                   13,406              4,540                  --              17,946
                                                ----------         ----------           ---------          ----------
                                                $1,497,870         $1,618,499           $(992,675)         $2,123,694
                                                ==========         ==========           =========          ==========

Current liabilities                             $    9,394         $   68,901       $  --                  $   78,295
Long-term debt                                     312,505            458,685                  --             771,190
Other liabilities                                    1,744             45,140                  --              46,884
Minority interests                                      --             53,098                  --              53,098
Redeemable preferred stock                         207,471                 --                  --             207,471
Stockholders' equity                               966,756            992,675            (992,675)            966,756
                                                ----------         ----------           ---------          ----------
                                                $1,497,870         $1,618,499           $(992,675)         $2,123,694
                                                ==========         ==========           =========          ==========


                                                                    Three Months Ended March 31, 1999
                                                         -----------------------------------------------------
                                                          Company and
                                                          Restricted         Unrestricted        Consolidated
                                                         Subsidiaries        Subsidiaries            Total
                                                         -------------       -------------       -------------
                                                                       (In thousands of dollars)
Net revenues                                                 $ 12,254             $42,855            $ 55,109
Costs of operations (exclusive of depreciation                  4,725              20,784              25,509
 and amortization)
General and administrative                                      6,624               1,680               8,304
Corporate development                                             841                  33                 874
Restructuring charges                                           1,814                  --               1,814
Non-cash compensation charges                                     383                 284                 667
Depreciation and amortization                                   4,517              15,139              19,656
                                                             --------             -------            --------
Operating income (loss)                                        (6,650)              4,935              (1,715)
Interest and other income (expense)                            (2,328)              2,668                 340
Interest expense and amortization of deferred                  (5,747)             (5,539)            (11,286)
 financing costs
Provision for income taxes                                       (127)                 --                (127)
Minority interests                                                 --                (685)               (685)
Cumulative effect of change in accounting                      (2,414)                 --              (2,414)
 principle for costs of start-up activities                  --------             -------            --------
Net income (loss)                                            $(17,266)            $ 1,379            $(15,887)
                                                             ========             =======            ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows:

                                                                                        (In
                                                                                     thousands
                                                                                     of dollars)
                                                                                     ----------
Tower Cash Flow, for the three months ended March 31, 1999                            $  4,098
                                                                                      ========
Consolidated Cash Flow, for the twelve months ended March 31, 1999                    $  4,854
Less: Tower Cash Flow, for the twelve months ended March 31, 1999                      (15,318)
Plus: four times Tower Cash Flow, for the three months ended March 31, 1999             16,392
                                                                                      --------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 1999           $  5,928
                                                                                      ========

4. Restructuring Charges

   In connection with the formation of Crown Atlantic (see Note 2), the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. Coincident with the restructuring, the Company incurred one-time charges of $1,814,000 related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space.

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ----------------------------
                                                                                     1998             1999
                                                                                  ----------       -----------
                                                                                     (In thousands of dollars,
                                                                                     except per share amounts)


Loss before cumulative effect of change in accounting principle                     $(6,606)         $(13,473)
Dividends on preferred stock                                                         (2,055)           (6,408)
                                                                                    -------          --------
Loss before cumulative effect of change in accounting
 principle applicable to common stock for basic and diluted computations             (8,661)          (19,881)
Cumulative effect of change in accounting principle                                      --            (2,414)
                                                                                    -------          --------
Net loss applicable to common stock for basic and diluted computations              $(8,661)         $(22,295)
                                                                                    =======          ========

Weighted-average number of common shares outstanding during
 the period for basic and diluted computations (in thousands)                        10,954            94,732
                                                                                    =======          ========

Per common share - basic and diluted:
 Loss before cumulative effect of change in accounting principle                    $ (0.79)         $  (0.21)
 Cumulative effect of change in accounting principle                                     --             (0.03)
                                                                                    -------          --------
 Net loss                                                                           $ (0.79)         $  (0.24)
                                                                                    =======          ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of March 31, 1999: (i) options to purchase 18,700,607 shares of common stock at exercise prices ranging from $-0- to $25.62 per share; (ii) warrants to purchase 1,294,990 shares of common stock at an exercise price of $7.50 per share; and (iii) shares of Castle Transmission Services (Holdings) Ltd ("CTI") stock which are convertible into 17,443,500 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

7. Operating Segments

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The Company intends to present the financial results of Crown Atlantic as a reportable operating segment for periods subsequent to its formation (see Note
2). As of March 31, 1999, Crown Atlantic's total assets of approximately $700,457,000 are included with the total for "Corporate Office and Other." The financial results for the Company's operating segments are as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                              Three Months Ended March 31, 1999
                                             -------------------------------------------------------------------
                                                                                  Corporate
                                                                                   Office          Consolidated
                                                 CCI               CTI            and Other            Total
                                             -----------       -----------       -----------       -------------
                                                                    (In thousands of dollars)
Net revenues:
 Site rental and broadcast transmission        $  6,316          $ 39,010        $  --               $   45,326
 Network services and other                       5,167             3,845               771               9,783
                                               --------          --------          --------          ----------
                                                 11,483            42,855               771              55,109
                                               --------          --------          --------          ----------
Costs of operations (exclusive of
 depreciation and amortization)                   4,208            20,784               517              25,509
General and administrative                        5,294             1,680             1,330               8,304
Corporate development                                --                33               841                 874
                                               --------          --------          --------          ----------
EBITDA                                            1,981            20,358            (1,917)             20,422
Restructuring charges                             1,814                --                --               1,814
Non-cash compensation charges                        67               284               316                 667
Depreciation and amortization                     4,238            15,139               279              19,656
                                               --------          --------          --------          ----------
Operating income (loss)                          (4,138)            4,935            (2,512)             (1,715)
Interest and other income (expense)                (533)             (175)            1,048                 340
Interest expense and amortization of
 deferred financing costs                          (685)           (5,539)           (5,062)            (11,286)
Provision for income taxes                          (31)               --               (96)               (127)
Minority interests                                   --              (685)               --                (685)
Cumulative effect of change in
 accounting principle for costs of
 start-up activities                             (2,014)               --              (400)             (2,414)
                                               --------          --------          --------          ----------
Net loss                                       $ (7,401)         $ (1,464)         $ (7,022)         $  (15,887)
                                               ========          ========          ========          ==========
Capital expenditures                           $ 17,171          $ 58,805          $    387          $   76,363
                                               ========          ========          ========          ==========
Total assets (at period end)                   $353,007          $918,043          $852,644          $2,123,694
                                               ========          ========          ========          ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                  Three Months Ended March 31, 1998
                                                           -----------------------------------------------
                                                                            Corporate
                                                                              Office         Consolidated
                                                              CCI           and Other            Total
                                                           ----------       ----------       -------------
                                                                    (In thousands of dollars)
Net revenues:
   Site rental and broadcast transmission                    $ 5,061        $  --                 $ 5,061
   Network services and other                                  6,677               99               6,776
                                                             -------          -------             -------
                                                              11,738               99              11,837
                                                             -------          -------             -------
Costs of operations (exclusive of depreciation and
 amortization)                                                 5,593               --               5,593
General and administrative                                     3,370              433               3,803
Corporate development                                             --            1,331               1,331
                                                             -------          -------             -------
EBITDA                                                         2,775           (1,665)              1,110
Depreciation and amortization                                  3,540               64               3,604
                                                             -------          -------             -------
Operating loss                                                  (765)          (1,729)             (2,494)
Equity in losses of unconsolidated affiliate                      --              (99)                (99)
Interest and other income (expense)                               15              691                 706
Interest expense and amortization of deferred
 financing costs                                                (572)          (4,134)             (4,706)
Provision for income taxes                                       (13)              --                 (13)
                                                             -------          -------             -------
Net loss                                                     $(1,335)         $(5,271)            $(6,606)
                                                             =======          =======             =======
Capital expenditures                                         $23,724          $   815             $24,539
                                                             =======          =======             =======

8. Subsequent Events

   Interest Rate Swap Agreement

   In April 1999, the Company entered into an interest rate swap agreement in connection with amounts borrowed under the Crown Atlantic Credit Facility (see
Note 3). This interest rate swap agreement has an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. The Company will pay a fixed rate of 5.79% on the notional amount and received a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin. The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company's loss would be limited to any unfavorable interest rate differential.

   Sales of Securities

   On May 12, 1999, the Company sold shares of its common stock and debt securities in concurrent underwritten public offerings (collectively, the "Offerings"). The Company sold (i) 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000); (ii) $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Senior Discount Notes due 2011 (the "10 3/8% Notes") for proceeds of $292,644,000 (net of original issue discount of $198,305,000 and after underwriting discounts of $9,051,000); and (iii) $180,000,000 aggregate principle amount of its 9% Senior Notes due 2011 (the "9% Notes") for proceeds of $174,600,000 (after underwriting discounts of $5,400,000). The proceeds from the Offerings will be used to repay amounts drawn under the Term Loans in connection with the BellSouth and Powertel transactions, to pay the remaining purchase price for such transactions, to fund the initial interest payments on the 9% Notes and for general corporate purposes.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company had granted the underwriters for the Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company will receive additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000).

   The 10 3/8% notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Notes are due on each May 15 and November 15, commencing on November 15, 1999. The maturity date of the 10 3/8% Notes and the 9% Notes is May 15, 2011.

   The 10 3/8% Notes and the 9% Notes are redeemable at the option of the Company, in whole or in part, on or after May 15, 2004 at prices of 105.187% and 104.5%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until May 15, 2007, after which time the 10 3/8% Notes and the 9% Notes are redeemable at par. Prior to May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 10 3/8% Notes and the 9% Notes, at prices of 110.375% and 109%, respectively, of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   The 10 3/8% Notes and the 9% Notes are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the Senior Credit Facility, the CTI Credit Facility, the Crown Atlantic Credit Facility and the CTI Bonds. The indentures governing the 10 3/8% Notes and the 9% Notes place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding the Company's consolidated financial condition as of March 31, 1999 and its results of operations for the three-month periods ended March 31, 1998 and 1999. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses, and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to capital expenditures decisions to be made in the future by wireless communications carriers and broadcasters and the risks and uncertainties described in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-74553) (the "Registration Statement") filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

   Results of Operations

   In August 1998, the Company consummated a share exchange with the shareholders of CTI, pursuant to which the Company's ownership of CTI increased from approximately 34.3% to 80%. Results of operations of CTI are included in the Company's consolidated financial statements for the periods subsequent to the date the exchange was consummated. As such, the Company's results of operations for the three months ended March 31, 1998 are not comparable to the results of operations for the three months ended March 31, 1999.

   The following information is derived from the Company's Consolidated Statements of Operations for the periods indicated.

                                                        Three Months Ended               Three Months Ended
                                                          March 31, 1998                   March 31, 1999
                                                   ----------------------------        -------------------------
                                                                    Percent of                        Percent of
                                                     Amount        Net Revenues          Amount      Net Revenues
                                                   -----------     ------------        -----------   ------------
                                                                       (Dollars in thousands)
Net revenues:
 Site rental and broadcast transmission               $ 5,061           42.8%         $ 45,326           82.2%
 Network services and other                             6,776           57.2             9,783           17.8
                                                      -------         ------          --------         ------
    Total net revenues                                 11,837          100.0            55,109          100.0
                                                      -------         ------          --------         ------
Operating expenses:
 Costs of operations:
    Site rental and broadcast transmission              1,172           23.2            18,527           40.9
    Network services and other                          4,421           65.2             6,982           71.4
                                                      -------                         --------
    Total costs of operations                           5,593           47.3            25,509           46.3
 General and administrative                             3,803           32.1             8,304           15.1
 Corporate development                                  1,331           11.2               874            1.6
 Restructuring charges                                     --             --             1,814            3.3
 Non-cash compensation charges                             --             --               667            1.2
 Depreciation and amortization                          3,604           30.5            19,656           35.6
                                                      -------         ------          --------         ------
Operating loss                                         (2,494)         (21.1)           (1,715)          (3.1)
Other income (expense):
   Equity in losses of unconsolidated affiliate           (99)          (0.8)               --             --
   Interest and other income (expense)                    706            6.0               340            0.6
   Interest expense and amortization of
    deferred financing costs                           (4,706)         (39.8)          (11,286)         (20.5)
                                                      -------         ------          --------         ------
Loss before income taxes, minority
 interests and cumulative effect of change
 in accounting principle                               (6,593)         (55.7)          (12,661)         (23.0)
Provision for income taxes                                (13)          (0.1)             (127)          (0.2)
Minority interests                                         --             --              (685)          (1.2)
                                                      -------         ------          --------         ------
Loss before cumulative effect of change in
 accounting principle                                  (6,606)         (55.8)          (13,473)         (24.4)
Cumulative effect of change in accounting
 principle for costs of start-up activities                --             --            (2,414)          (4.4)
                                                      -------         ------          --------         ------
Net loss                                              $(6,606)        (55.8)%         $(15,887)        (28.8)%
                                                      =======         ======          ========         ======

   Comparison of Three Months Ended March 31, 1999 and 1998

   Consolidated revenues for the three months ended March 31, 1999 were $55.1 million, an increase of $43.3 million from the three months ended March 31, 1998. This increase was primarily attributable to (i) a $40.3 million, or 795.6%, increase in site rental and broadcast transmission revenues, of which $39.0 million was attributable to CTI and $1.3 million was attributable to the Crown operations; (ii) a $0.8 million decrease in network services and other revenues from the Crown operations; and (iii) $3.8 million in network services and other revenues from CTI.

   Costs of operations for the three months ended March 31, 1999 were $25.5 million, an increase of $19.9 million from the three months ended March 31, 1998. This increase was primarily attributable to (i) a $17.4 million increase in site rental and broadcast transmission costs, of which $16.9 million was attributable to CTI and $0.5 million was attributable to the Crown operations;
(ii) a $1.4 million decrease in network services costs related to the Crown operations; and (iii) $3.9 million in network services costs from CTI. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 40.9% for the three months ended March 31, 1999 from 23.2% for the three months ended March 31, 1998 because of higher costs attributable to the CTI and Crown operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 71.4% for the three months ended March 31, 1999 from 65.2% for the three months ended March 31, 1998, primarily due to lower margins from the CTI operations. Margins from the Crown network services operations increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

   General and administrative expenses for the three months ended March 31, 1999 were $8.3 million, an increase of $4.5 million from the three months ended March 31, 1998. This increase was primarily attributable to (i) a $1.9 million increase in expenses related to the Crown operations; (ii) a $0.9 million increase in expenses at the Company's corporate office; and (iii) $1.7 million in expenses at CTI. General and administrative expenses as a percentage of revenues decreased for the three months ended March 31, 1999 to 15.1% from 32.1% for the three months ended March 31, 1998 because of lower overhead costs as a percentage of revenues for CTI, partially offset by increases in costs at Crown and the Company's corporate office.

   Corporate development expenses for the three months ended March 31, 1999 were $0.9 million, compared to $1.3 million for the three months ended March 31, 1998. Corporate development expenses for the three months ended March 31, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

   In connection with the formation of Crown Atlantic, the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. For the three months ended March 31, 1999, the Company has recorded one-time charges of $1.8 million related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space.

   For the three months ended March 31, 1999, the Company has recorded non-cash compensation charges of $0.7 million related to the issuance of stock options to certain employees and executives.

   Depreciation and amortization for the three months ended March 31, 1999 was $19.7 million, an increase of $16.1 million from the three months ended March 31, 1998. This increase was primarily attributable to (i) $15.1 million of depreciation and amortization related to the property and equipment and goodwill from CTI and (ii) a $0.7 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the Crown operations.

   The equity in losses of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods prior to August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the three months ended March 31, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net losses of $34.2 million, $4.6 million, $5.2 million and $0.3 million, respectively. Included in CTI's results of operations for such period are non-cash compensation charges for approximately $2.9 million related to the issuance of stock options to certain members of CTI's management.

   Interest and other income (expense) for the three months ended March 31, 1999 resulted primarily from (i) the investment of the net proceeds from the Company's initial public offering of common stock (the "IPO") in August 1998;
(ii) the investment of the excess proceeds from the sale of the Company's 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the "Exchangeable Preferred Stock") in December 1998; and (iii) the investment of the excess proceeds from the sale of the Company's 10 5/8% Senior Discount Notes due 2007 (the "10 5/8% Notes") in November 1997 (the "1997 Notes Offering"); largely offset by costs incurred in connection with unsuccessful acquisition attempts. Interest and other income (expense) for the three months ended March 31, 1998 resulted primarily from the investment of the excess proceeds from the sale of the Notes.

   Interest expense and amortization of deferred financing costs for the three months ended March 31, 1999 was $11.3 million, an increase of $6.6 million, or 139.8%, from the three months ended March 31, 1998. This increase was primarily attributable to interest on CTI's indebtedness, amortization of the original issue discount on the 10 5/8% Notes and interest on the Term Loans.

   Minority interests represent the minority shareholder's 20% interest in CTI's operations.

   The cumulative effect of the change in accounting principle for costs of start-up activities represents the charge recorded by the Company upon the adoption of SOP 98-5 on January 1, 1999.

 Liquidity and Capital Resources

   As of March 31, 1999, the Company had consolidated cash and cash equivalents of $101.8 million (including $5.2 million at CTI and $46.0 million at Crown Atlantic), consolidated long-term debt of $771.2 million, consolidated redeemable preferred stock of $207.5 million and consolidated stockholders' equity of $966.8 million.

   On May 12, 1999, the Company consummated the Offerings. The Company sold (i) 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000);
(ii) $500,000,000 aggregate principal amount (at maturity) of the 10 3/8% Notes for proceeds of $292,644,000 (net of original issue discount of $198,305,000 and after underwriting discounts of $9,051,000); and (iii) $180,000,000 aggregate principle amount of the 9% Notes for proceeds of $174,600,000 (after underwriting discounts of $5,400,000). The Company had granted the underwriters for the Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company will receive additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000). The proceeds from the Offerings will be used to repay amounts drawn under the Term Loans in connection with the BellSouth and Powertel transactions, to pay the remaining purchase price for such transactions, to fund the initial interest payments on the 9% Notes and for general corporate purposes.

   The Company's business strategy contemplates substantial capital expenditures
(i) in connection with the expansion of its tower portfolios by partnering with wireless carriers to assume ownership or control of their existing towers, by pursuing build-to-suit opportunities and by pursuing other tower acquisition opportunities and (ii) to acquire existing transmission networks globally as opportunities arise. Since its inception, the Company has generally funded its activities (other than acquisitions and investments) through excess proceeds from contributions of equity capital. The Company has financed acquisitions and investments with the proceeds from equity contributions, borrowings under the Senior Credit Facility, issuances of debt securities and the issuance of promissory notes to sellers. Since its inception, CTI has generally funded its activities (other than the acquisition of the BBC Home Service Transmission Business) through cash provided by operations and borrowings under the CTI Credit Facility. CTI financed the acquisition of the BBC Home Service Transmission Business with the proceeds from equity contributions and the issuance of the CTI Bonds.

   For the three months ended March 31, 1998 and 1999, the Company's net cash provided by (used for) operating activities was ($3.0 million) and $20.5 million, respectively. For the three months ended March 31, 1998 and 1999, the Company's net cash provided by financing activities was $25.8 million and $66.4 million, respectively. The Company's primary financing-related activities in the first quarter of 1999 were borrowings under revolving credit agreements amounting to $64.7 million.

   Capital expenditures were $76.4 million for the three months ended March 31, 1999, of which $0.4 million was for CCIC, $17.2 million was for Crown and $58.8 million was for CTI. The Company anticipates that it will build, through the end of 1999, between 900 and 1,200 towers at an aggregate cost of between $170.0 million and $220.0 million. The Company also expects that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)40.0 million ($64.6 million).

   In addition to capital expenditures in connection with build-to-suits, the Company expects to apply a significant amount of capital to finance the cash portion of the consideration being paid in connection with the proposed transactions.

   In connection with Crown Atlantic, the Company issued approximately 15.6 million shares of its common stock and contributed $250.0 million in cash to Crown Atlantic. Crown Atlantic borrowed approximately $180.0 million under the Crown Atlantic Credit Facility, following which Crown Atlantic made a $380.0 million cash distribution to BAM.

   In connection with the proposed BellSouth transaction, the Company will issue approximately 9.1 million shares of its common stock and pay BellSouth $430.0 million in cash. The Company has deposited $50.0 million in an escrow account pending the first closing of the transaction, which was funded through borrowings under the Term Loans on March 16, 1999. The Company will use a portion of the net proceeds from the Offerings to finance this transaction.

   In connection with the proposed Powertel acquisition, the Company will pay Powertel $275.0 million in cash. The Company has deposited $50.0 million, which was funded through borrowings under the Term Loans on March 16, 1999, in an escrow account to be applied to the purchase price at closing. The Company will use a portion of the net proceeds from the Offerings to finance this transaction.

   The Company expects that the consummation of the proposed transactions and the execution of its new tower build, or build-to-suit program, will have a material impact on its liquidity. The Company expects that once integrated, these transactions will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, the Company believes that as new towers become operational and tenants are added, they should result in a long-term increase in liquidity.

   To fund the execution of the Company's business strategy, including the proposed transactions described above and the construction of new towers that the Company has agreed to build, the Company and its subsidiaries expect to use the net proceeds from the Offerings, the borrowings available under the Senior Credit Facility, the borrowings available under the CTI Credit Facility, the borrowings available under the Crown Atlantic Credit Facility and the remaining net proceeds from the 1997 Notes Offering. The Company will have additional cash needs to fund its operations in the future. The Company may also have additional cash needs in the near-term if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that the Company is currently pursuing could require significant additional capital. In the event the Company does not otherwise have cash available, or borrowings under its credit facilities have otherwise been utilized, when cash needs arise, the Company would be forced to seek additional debt or equity financing or to forego the opportunity. In the event the Company determines to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of the Company's existing indebtedness.

   As of May 1, 1999, (i) the Company's subsidiaries had approximately $31.1 million of unused borrowing availability under the Senior Credit Facility; (ii) CTI had unused borrowing availability under the CTI Credit Facility of approximately (Pounds)11.5 million ($18.6 million); and (iii) Crown Atlantic had approximately $6.2 million of unused borrowing availability under the Crown Atlantic Credit Facility. The Company's various credit facilities require its subsidiaries to maintain certain financial covenants and place restrictions on the ability of the Company's subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to the Company.

   If the Company is unable to refinance its subsidiary debt or renegotiate the terms of such debt, it may not be able to meet its debt service requirements, including interest payments on the 10 5/8% Notes, the 10 3/8% Notes and the 9% Notes, in the future. Prior to November 15, 2002 and May 15, 2004, respectively, the interest expense on the 10 5/8% Notes and the 10 3/8% Notes will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% Notes and the 10 3/8% Notes will require annual cash interest payments of approximately $26.7 million and $51.9 million, respectively. The 9% Notes require annual cash interest payments of approximately $16.2 million, commencing on November 15, 1999. Prior to December 15, 2003, the Company does not expect to pay cash dividends on the Exchangeable Preferred Stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, the Exchangeable Preferred Stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CTI Bonds are (Pounds)11.25 million ($18.2 million). In addition, the Senior Credit Facility, the CTI Credit Facility and the Crown Atlantic Credit Facility will require periodic interest payments on amounts borrowed thereunder.

   As a holding company, the Company will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the Notes. As described above, the terms of the indebtedness of the Company's subsidiaries significantly limit such subsidiaries' ability to distribute cash to the Company.

   The Company's ability to make scheduled payments of principal of, or to pay interest on, its debt obligations, and its ability to refinance any such debt obligations, will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company anticipates that it may need to refinance all or a portion of its indebtedness (including the 10 5/8% Notes, the 10 3/8% Notes, the 9% Notes and the CTI Bonds) on or prior to its scheduled maturity. There can be no assurance that the Company will be able to effect any required refinancings of its indebtedness on commercially reasonable terms or at all.

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

   The Company has designated Crown Atlantic as an Unrestricted Subsidiary. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                                                          March 31, 1999
                                              -----------------------------------------------------------------------
                                              Company and
                                               Restricted        Unrestricted       Consolidation        Consolidated
                                              Subsidiaries       Subsidiaries        Eliminations           Total
                                              ------------       ------------       --------------       ------------
                                                                    (In thousands of dollars)
Cash and cash equivalents                       $   50,669         $   51,178       $  --                  $  101,847
Other current assets                                21,373             31,555                  --              52,928
Property and equipment, net                        178,304          1,054,900                  --           1,233,204
Escrow deposits for acquisitions                   100,000                 --                  --             100,000
Investments in Unrestricted Subsidiaries           992,675                 --            (992,675)                 --
Goodwill and other intangible assets, net          141,443            476,326                  --             617,769
Other assets, net                                   13,406              4,540                  --              17,946
                                                ----------         ----------           ---------          ----------
                                                $1,497,870         $1,618,499           $(992,675)         $2,123,694
                                                ==========         ==========           =========          ==========

Current liabilities                             $    9,394         $   68,901       $  --                  $   78,295
Long-term debt                                     312,505            458,685                  --             771,190
Other liabilities                                    1,744             45,140                  --              46,884
Minority interests                                      --             53,098                  --              53,098
Redeemable preferred stock                         207,471                 --                  --             207,471
Stockholders' equity                               966,756            992,675            (992,675)            966,756
                                                ----------         ----------           ---------          ----------
                                                $1,497,870         $1,618,499           $(992,675)         $2,123,694
                                                ==========         ==========           =========          ==========

                                                                   Three Months Ended March 31, 1999
                                                         -----------------------------------------------------
                                                          Company and
                                                          Restricted         Unrestricted        Consolidated
                                                         Subsidiaries        Subsidiaries            Total
                                                         -------------       -------------       -------------
                                                                       (In thousands of dollars)
Net revenues                                                 $ 12,254             $42,855            $ 55,109
Costs of operations (exclusive of depreciation
 and amortization)                                              4,725              20,784              25,509
General and administrative                                      6,624               1,680               8,304
Corporate development                                             841                  33                 874
Restructuring charges                                           1,814                  --               1,814
Non-cash compensation charges                                     383                 284                 667
Depreciation and amortization                                   4,517              15,139              19,656
                                                             --------             -------            --------
Operating income (loss)                                        (6,650)              4,935              (1,715)
Interest and other income (expense)                            (2,328)              2,668                 340
Interest expense and amortization of deferred
 financing costs                                               (5,747)             (5,539)            (11,286)
Provision for income taxes                                       (127)                 --                (127)
Minority interests                                                 --                (685)               (685)
Cumulative effect of change in accounting                      (2,414)                 --              (2,414)
 principle for costs of start-up activities                  --------             -------            --------
Net income (loss)                                            $(17,266)            $ 1,379            $(15,887)
                                                             ========             =======            ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows:

                                                                              (In thousands
                                                                                of dollars)
                                                                              -------------
Tower Cash Flow, for the three months ended March 31, 1999                        $  4,098
                                                                                  ========
Consolidated Cash Flow, for the twelve months ended March 31, 1999                $  4,854
Less: Tower Cash Flow, for the twelve months ended March 31, 1999                  (15,318)
Plus: four times Tower Cash Flow, for the three months ended March 31, 1999         16,392
                                                                                  --------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 1999       $  5,928
                                                                                  ========

 Impact of Recently Issued Accounting Standards

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 requires that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2,414,000 in the Company's financial statements for the three months ended March 31, 1999.

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

   We have expended approximately $7.2 million on the year 2000 project through March 31, 1999, of which approximately $6.8 million related to the implementation of the J.D. Edwards Systems and related hardware. Funds for the year 2000 project are provided from a separate budget of approximately $0.3 million for all remaining items.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   The majority of our foreign currency transactions are denominated in the British pound sterling, which is the functional currency of CTI. As these contracts are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. The Company does not currently hedge against foreign currency translation risks and believes that foreign currency exchange risk is not significant to its operations.

                           PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 31, 1999, the Company contributed via its wholly owned subsidiary, CCA Investment Corp. ("CCA"), 15,597,783 shares of common stock of the Company along with $250.0 million in cash to a joint venture ("Crown Atlantic") between CCA and Cellco Partnership, a Delaware general partnership doing business as Bell Atlantic Mobile ("BAM"), which owns and operates the wireless communication towers contributed by BAM to Crown Atlantic. The common stock contributed by CCA to Crown Atlantic was valued at $197.0 million for purposes of structuring the transaction. CCA has approximately a 61.5% membership interest in Crown Atlantic and BAM has approximately a 38.5% membership interest in Crown Atlantic along with a .001% interest in Crown Atlantic's operating subsidiary. BAM contributed 1,322 towers along with related assets and liabilities to Crown Atlantic plus the ecomomic benefit of 136 towers and was distributed $380.0 million in cash. BAM has entered into a global lease for space on the towers contributed to Crown Atlantic. Crown Atlantic has also entered into a build-to suit agreement with BAM as to 500 towers for the BAM wireless communication business and has a right of first refusal on the Company's next 300 build-to-suit tower opportunities not affiliated with BAM within the region of the contributed towers. The stock was issued and contributed in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      11.1  Computation of Net Loss Per Common Share
      27.1  Financial Data Schedule

  (b) Reports on Form 8-K

      The Registrant filed a Current Report on Form 8-K dated March 8, 1999 and filed with the Securities and Exchange Commission on March 9, 1999 reporting under Item 5 thereof the execution of a letter agreement with BellSouth Mobility for the sublease of its towers.

      The Registrant filed a Current Report on Form 8-K dated March 15, 1999 and filed with the Securities and Exchange Commission on March 16, 1999 reporting under Item 5 thereof the execution of an asset purchase agreement with Powertel for the acquisition of its towers and an agreement with One2One for the management, development and acquisition of its towers.

      The Registrant filed a Current Report on Form 8-K dated March 31, 1999 and filed with the Securities and Exchange Commission on April 12, 1999 reporting under Item 5 thereof the formation and closing of the joint venture with Bell Atlantic Mobile.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CROWN CASTLE INTERNATIONAL CORP.


Date: May 14, 1999                     By:   /s/ CHARLES C. GREEN, III
                                           ------------------------------
                                                 Charles C. Green, III
                                                Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)

Date: May 14, 1999                     By:   /s/ WESLEY D. CUNNINGHAM
                                           ------------------------------
                                                 Wesley D. Cunningham
                                    Senior Vice President, Corporate Controller
                                             and Chief Accounting Officer
                                            (Principal Accounting Officer)