Form 10-Q
period 1999-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 1999-08-13
CIK 1051470

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ---------------

                                   FORM 10-Q

                                ---------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                        Commission File Number 000-24737

                                ---------------

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

                                ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [X]   No  [_]

        Number of shares of common stock outstanding at August 1, 1999:
                           Common Stock - 139,993,196
                       Class A Common Stock - 11,340,000

================================================================================

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.  Financial Statements
   Consolidated Balance Sheet at December 31, 1998 and June 30, 1999         3
   Consolidated Statement of Operations and Comprehensive Loss for the
    three and six months ended June 30, 1998 and 1999                        4
   Consolidated Statement of Cash Flows for the six months ended
    June 30, 1998 and 1999                                                   5
   Condensed Notes to Consolidated Financial Statements                      6

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        17


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk        27

PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                         28

 Item 4.  Submission of Matters to a Vote of Security Holders               28

 Item 6.  Exhibits and Reports on Form 8-K                                  29

 Signatures                                                                 30

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                   December 31,      June 30,
                                                                                       1998            1999
                                                                                   -------------   ------------
                                                                                                   (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                           $  296,450     $  705,924
 Receivables:
   Trade, net of allowance for doubtful accounts of $1,535 and $1,192 at
    December 31, 1998 and June 30, 1999, respectively                                    32,130         28,655
   Other                                                                                  4,290         12,354
 Inventories                                                                              6,599         12,591
 Prepaid expenses and other current assets                                                2,647          7,951
                                                                                     ----------     ----------
    Total current assets                                                                342,116        767,475
Property and equipment, net of accumulated depreciation of $22,780 and
 $55,822 at December 31, 1998 and June 30, 1999, respectively                           592,594      1,615,646
Goodwill and other intangible assets, net of accumulated amortization of
 $20,419 and $36,498 at December 31, 1998 and June 30, 1999, respectively               569,740        608,800
Deferred financing costs and other assets, net of accumulated amortization of
 $1,722 and $2,448 at December 31, 1998 and June 30, 1999, respectively                  18,780         37,173
                                                                                     ----------     ----------
                                                                                     $1,523,230     $3,029,094
                                                                                     ==========     ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                    $   46,020     $   22,690
 Accrued interest                                                                        15,677          6,554
 Accrued compensation and related benefits                                                5,188          3,969
 Deferred rental revenues and other accrued liabilities                                  26,002         52,626
                                                                                     ----------     ----------
    Total current liabilities                                                            92,887         85,839
Long-term debt                                                                          429,710      1,194,681
Other liabilities                                                                        22,823         45,991
                                                                                     ----------     ----------
    Total liabilities                                                                   545,420      1,326,511
                                                                                     ----------     ----------
Commitments and contingencies
Minority interests                                                                       39,185         52,100
Redeemable preferred stock, $.01 par value; 10,000,000 shares authorized:
 12 3/4% Senior Exchangeable Preferred Stock;  shares issued: December 31,
 1998 - 200,000 and June 30, 1999 - 212,953 (stated at mandatory
 redemption and aggregate liquidation value)                                            201,063        214,085
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized:
   Common Stock; shares issued: December 31, 1998 - 83,123,873 and
    June 30, 1999 - 130,396,618                                                             831          1,304
   Class A Common Stock; shares issued: 11,340,000                                          113            113
 Additional paid-in capital                                                             795,153      1,551,595
 Cumulative foreign currency translation adjustment                                       1,690         (6,630)
 Accumulated deficit                                                                    (60,225)      (109,984)
                                                                                     ----------     ----------
    Total stockholders' equity                                                          737,562      1,436,398
                                                                                     ----------     ----------
                                                                                     $1,523,230     $3,029,094
                                                                                     ==========     ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                    ----------------------   -----------------------------
                                                                      1998         1999         1998            1999
                                                                    ---------   ----------   ----------   ----------------
Net revenues:
 Site rental and broadcast transmission                              $ 5,387     $ 62,177     $ 10,448            $107,503
 Network services and other                                            6,143       15,350       12,919              25,133
                                                                     -------     --------     --------            --------
                                                                      11,530       77,527       23,367             132,636
                                                                     -------     --------     --------            --------
Operating expenses:
 Costs of operations (exclusive of depreciation and
  amortization):
   Site rental and broadcast transmission                              1,246       26,557        2,418              45,084
   Network services and other                                          2,734        8,175        7,155              15,157
 General and administrative                                            4,965        9,238        8,768              17,542
 Corporate development                                                   691        2,066        2,022               2,940
 Restructuring charges                                                    --           --           --               1,814
 Non-cash compensation charges                                            --          504           --               1,171
 Depreciation and amortization                                         4,091       29,863        7,695              49,519
                                                                     -------     --------     --------            --------
                                                                      13,727       76,403       28,058             133,227
                                                                     -------     --------     --------            --------
Operating income (loss)                                               (2,197)       1,124       (4,691)               (591)
Other income (expense):
 Equity in earnings of unconsolidated affiliate                          624           --          525                  --
 Interest and other income (expense)                                     664        4,539        1,370               4,879
 Interest expense and amortization of deferred financing costs        (5,321)     (26,556)     (10,027)            (37,842)
                                                                     -------     --------     --------            --------
Loss before income taxes, minority interests and cumulative
 effect of change in accounting principle                             (6,230)     (20,893)     (12,823)            (33,554)
Provision for income taxes                                              (196)         (70)        (209)               (197)
Minority interests                                                        --          113           --                (572)
                                                                     -------     --------     --------            --------
Loss before cumulative effect of change in accounting
 principle                                                            (6,426)     (20,850)     (13,032)            (34,323)
Cumulative effect of change in accounting principle for costs
 of start-up activities                                                   --           --           --              (2,414)
                                                                     -------     --------     --------            --------
Net loss                                                              (6,426)     (20,850)     (13,032)            (36,737)
Dividends on preferred stock                                          (2,077)      (6,614)      (4,132)            (13,022)
                                                                     -------     --------     --------            --------
Net loss after deduction of dividends on preferred stock             $(8,503)    $(27,464)    $(17,164)           $(49,759)
                                                                     =======     ========     ========            ========

Net loss                                                             $(6,426)    $(20,850)    $(13,032)           $(36,737)
Other comprehensive income:
 Foreign currency translation adjustments                              1,086       (3,577)       1,757              (8,320)
                                                                     -------     --------     --------            --------
Comprehensive loss                                                   $(5,340)    $(24,427)    $(11,275)           $(45,057)
                                                                     =======     ========     ========            ========
Per common share - basic and diluted:
 Loss before cumulative effect of change in accounting
  principle                                                           $(0.78)      $(0.22)      $(1.57)             $(0.43)
 Cumulative effect of change in accounting principle                      --           --           --               (0.02)
                                                                     -------     --------     --------            --------
 Net loss                                                            $ (0.78)    $  (0.22)    $  (1.57)           $  (0.45)
                                                                     =======     ========     ========            ========
Common shares outstanding - basic and diluted (in thousands)          10,954      124,849       10,954             109,791
                                                                     =======     ========     ========            ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                        1998          1999
                                                                                     ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                             $(13,032)    $  (36,737)
 Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
   Depreciation and amortization                                                         7,695         49,519
   Amortization of deferred financing costs and discounts on long-term debt              8,538         13,979
   Cumulative effect of change in accounting principle                                      --          2,414
   Non-cash compensation charges                                                            --          1,171
   Minority interests                                                                       --            572
   Equity in earnings of unconsolidated affiliate                                         (525)            --
   Changes in assets and liabilities, excluding the effects of acquisitions:
    Increase in deferred rental revenues and other liabilities                             411         52,194
    Decrease in accounts payable                                                        (1,449)       (21,966)
    Increase in inventories, prepaid expenses and other assets                          (2,145)       (11,624)
    Decrease in accrued interest                                                            --         (8,748)
    Increase in receivables                                                             (1,465)        (5,655)
                                                                                      --------     ----------
      Net cash provided by (used for) operating activities                              (1,972)        35,119
                                                                                      --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired                                           --       (545,050)
 Capital expenditures                                                                  (52,752)      (127,564)
 Other                                                                                      --            750
                                                                                      --------     ----------
      Net cash used for investing activities                                           (52,752)      (671,864)
                                                                                      --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                                   --        481,695
 Proceeds from issuance of capital stock                                                    --        477,095
 Net borrowings under revolving credit agreements                                       52,550        104,558
 Incurrence of financing costs                                                          (1,646)       (15,661)
                                                                                      --------     ----------
      Net cash provided by financing activities                                         50,904      1,047,687
                                                                                      --------     ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     --         (1,468)
                                                                                      --------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,820)       409,474
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        55,078        296,450
                                                                                      --------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 51,258     $  705,924
                                                                                      ========     ==========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Amounts recorded in connection with acquisitions:
   Fair value of net assets acquired, including goodwill and other intangible
    assets                                                                           $      --     $1,018,185
   Issuance of long-term debt                                                               --        180,000
   Minority interests                                                                       --         14,330
   Issuance of common stock                                                                 --        278,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                        $  1,464     $   32,076
 Income taxes paid                                                                         249            172

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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1999, the consolidated results of operations for the three and six months ended June 30, 1998 and 1999 and consolidated cash flows for the six months ended June 30, 1998 and 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the three months ending March 31, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

2. ACQUISITIONS

   Agreement with Bell Atlantic Mobile ("BAM")

   On December 8, 1998, the Company entered into an agreement with BAM to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's towers. Upon formation of Crown Atlantic on March 31, 1999, (i) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its Common Stock in exchange for a 61.5% ownership interest in Crown Atlantic; (ii) Crown Atlantic

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 3); and (iii) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (i) the shares of the Company's Common Stock contributed to Crown Atlantic and (ii) a payment (either in cash or in shares of the Company's Common Stock, at the Company's election) equal to approximately 15.6% of the fair market value of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and will include Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $59,631,000 in connection with this acquisition.

   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth")

   In March 1999, the Company entered into an agreement with BellSouth to acquire the operating rights for approximately 1,850 of their towers. The transaction is structured as a lease agreement and will be treated as a sale of the towers for tax purposes. The Company will pay BellSouth total consideration of $610,000,000, consisting of $430,000,000 in cash and $180,000,000 in shares of its common stock. As of June 30, 1999, the Company has closed on 273 of the towers and has paid $71,979,000 in cash and issued 1,340,508 shares of its common stock. The Company is accounting for this transaction as a purchase of tower assets. The transaction is expected to close over a period of up to eight months beginning from the second quarter of 1999.

   Powertel, Inc. ("Powertel")

   In March 1999, the Company entered into an agreement with Powertel to purchase approximately 650 of their towers and related assets. The total purchase price for these towers will be $275,000,000 in cash. As of June 30, 1999, the Company has closed on 619 of the towers and has paid $261,885,000 in cash. The Company is accounting for this transaction as an acquisition using the purchase method.

3. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                            December 31,    June 30,
                                                                1998          1999
                                                            ------------   -----------
                                                            (In thousands of dollars)

Senior Credit Facility                                        $  5,500    $   71,000
CTI Credit Facility                                             55,177        90,453
Crown Atlantic Credit Facility                                      --       180,000
10 5/8% Senior Discount Notes due 2007, net of discount        168,099       177,029
10 3/8% Senior Discount Notes due 2011, net of discount             --       305,433
9% Senior Notes due 2011                                            --       180,000
9% Guaranteed Bonds due 2007                                   200,934       190,766
                                                              --------    ----------
                                                              $429,710    $1,194,681
                                                              ========    ==========

   CTI Credit Facility

   In June 1999, the CTI Credit Facility was amended to (i) increase the available borrowings to (Pounds)150,000,000 (approximately $236,475,000) and
(ii) extend the maturity date to June 2006. The amended facility comprises (i) a seven year (Pounds)100,000,000 (approximately $157,650,000) revolving loan facility which converts into a term loan facility on the third anniversary of the amendment date and (ii) a seven year (Pounds)50,000,000 (approximately $78,825,000) revolving loan facility. As of June 30, 1999, unused borrowing availability under the CTI Credit

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Facility amounted to approximately (Pounds)90,000,000 (approximately $141,885,000). Borrowings under the amended CTI Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 1.5%. The interest rate margin may be reduced by up to 0.875% (non-cumulatively) based on a financial test.

   On the third anniversary of the amendment date, the amount drawn under the (Pounds)100,000,000 revolving loan facility is converted into a term loan facility and is amortized in equal semi-annual installments on June 30 and December 31 of each year, with the final installment being due on the seventh anniversary of the amendment date. The (Pounds)50,000,000 revolving loan facility expires on the seventh anniversary of the amendment date.

   Crown Atlantic Credit Facility

   Crown Atlantic has a credit agreement with a bank (the "Crown Atlantic Credit Facility") which consists of a $250,000,000 secured revolving line of credit. Available borrowings under the Crown Atlantic Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic's assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

   On March 31, 1999, Crown Atlantic borrowed $180,000,000 under the Crown Atlantic Credit Facility to fund a portion of the cash payment to BAM (see Note
2). As of June 30, 1999, approximately $4,000,000 of borrowings was available under the Crown Atlantic Credit Facility, all of which was available for letters of credit. There were no letters of credit outstanding as of June 30, 1999.

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

   Interest Rate Swap Agreement

   In April 1999, the Company entered into an interest rate swap agreement in connection with amounts borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement has an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. The Company will pay a fixed rate of 5.79% on the notional amount and received a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES applicable margin. The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company's loss would be limited to any unfavorable interest rate differential.

   10 3/8% Senior Discount Notes due 2011 (the "10 3/8% Discount Notes") and 9% Senior Notes due 2011 (the "9% Notes")

   On May 12, 1999, the Company issued (i) $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Discount Notes for proceeds of $292,644,000 (net of original issue discount of $198,305,000 and after underwriting discounts of $9,051,000) and (ii) $180,000,000 aggregate principal amount of its 9% Notes for proceeds of $174,600,000 (after underwriting discounts of $5,400,000). The Company used a portion of the proceeds from the sale of these securities to repay $100,000,000 in outstanding borrowings, including accrued interest thereon, under a term loan credit facility (see Note 4).

   The 10 3/8% Discount Notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Notes are due on each May 15 and November 15, commencing on November 15, 1999. The maturity date of the 10 3/8% Discount Notes and the 9% Notes is May 15, 2011.

   The 10 3/8% Discount Notes and the 9% Notes are redeemable at the option of the Company, in whole or in part, on or after May 15, 2004 at prices of 105.187% and 104.5%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until May 15, 2007, after which time the 10 3/8% Discount Notes and the 9% Notes are redeemable at par. Prior to May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 10 3/8% Discount Notes and the 9% Notes, at prices of 110.375% and 109%, respectively, of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   The 10 3/8% Discount Notes and the 9% Notes are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the Senior Credit Facility, the CTI Credit Facility, the Crown Atlantic Credit Facility and the CTI Bonds. The indentures governing the 10 3/8% Discount Notes and the 9% Notes place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

   Reporting Requirements Under the Indentures Governing the Company's Debt
    Securities (the "Indentures") and the Certificate of Designations Governing the Company's 12 3/4% Senior Exchangeable Preferred Stock (the "Certificate")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

   The Company has designated Crown Atlantic as an Unrestricted Subsidiary (see
Note 2). Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                      June 30, 1999
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted    Unrestricted   Consolidation    Consolidated
                                               Subsidiaries   Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)
Cash and cash equivalents                        $  641,483     $   64,441   $          --      $  705,924
Other current assets                                 29,325         32,226              --          61,551
Property and equipment, net                         564,339      1,051,307              --       1,615,646
Investments in Unrestricted Subsidiaries            989,506             --        (989,506)             --
Goodwill and other intangible assets, net           139,157        469,643              --         608,800
Other assets, net                                    32,777          4,396              --          37,173
                                                 ----------     ----------       ---------      ----------
                                                 $2,396,587     $1,622,013       $(989,506)     $3,029,094
                                                 ==========     ==========       =========      ==========

Current liabilities                              $   10,717     $   75,122   $          --      $   85,839
Long-term debt                                      733,462        461,219              --       1,194,681
Other liabilities                                     1,925         44,066              --          45,991
Minority interests                                       --         52,100              --          52,100
Redeemable preferred stock                          214,085             --              --         214,085
Stockholders' equity                              1,436,398        989,506        (989,506)      1,436,398
                                                 ----------     ----------       ---------      ----------
                                                 $2,396,587     $1,622,013       $(989,506)     $3,029,094
                                                 ==========     ==========       =========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                      Three Months Ended June 30, 1999                  Six Months Ended June 30, 1999
                                ---------------------------------------------    ------------------------------------------------
                                 Company and                                     Company and
                                 Restricted     Unrestricted    Consolidated     Restricted     Unrestricted        Consolidated
                                Subsidiaries    Subsidiaries        Total       Subsidiaries    Subsidiaries           Total
                                -------------   -------------   -------------   -------------   -------------   -----------------
                                                                     (In thousands of dollars)
Net revenues                        $ 17,793        $ 59,734        $ 77,527        $ 30,047        $102,589               $132,636
Costs of operations
 (exclusive of depreciation
 and amortization)                     6,617          28,115          34,732          11,342          48,899                 60,241
General and administrative             6,790           2,448           9,238          13,414           4,128                 17,542
Corporate development                  1,411             655           2,066           2,252             688                  2,940
Restructuring charges                     --              --              --           1,814              --                  1,814
Non-cash compensation charges            341             163             504             724             447                  1,171
Depreciation and amortization          6,092          23,771          29,863          10,609          38,910                 49,519
                                    --------        --------        --------        --------        --------               --------
Operating income (loss)               (3,458)          4,582           1,124         (10,108)          9,517                   (591)
Interest and other income
 (expense)                               949           3,590           4,539          (1,379)          6,258                  4,879
Interest expense and
 amortization of deferred
 financing costs                     (15,643)        (10,913)        (26,556)        (21,390)        (16,452)               (37,842)
Provision for income taxes               (70)             --             (70)           (197)             --                   (197)
Minority interests                        --             113             113              --            (572)                  (572)
Cumulative effect of change
 in accounting principle for
 costs of start-up activities             --              --              --          (2,414)             --                 (2,414)
                                    --------        --------        --------        --------        --------               --------
Net loss                            $(18,222)       $ (2,628)       $(20,850)       $(35,488)       $ (1,249)              $(36,737)
                                    ========        ========        ========        ========        ========               ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (i) the indenture governing the 10 3/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (ii) the indentures governing the 10 3/8% Discount Notes and the 9% Notes (the "1999 Securities"):

                                                                                1997 and 1998       1999
                                                                                  Securities     Securities
                                                                                --------------   -----------
                                                                                 (In thousands of dollars)
Tower Cash Flow, for the three months ended June 30, 1999                            $  5,553      $  5,553
                                                                                     ========      ========
Consolidated Cash Flow, for the twelve months ended June 30, 1999                    $  5,868      $ 10,723
Less: Tower Cash Flow, for the twelve months ended June 30, 1999                      (17,079)      (17,079)
Plus: four times Tower Cash Flow, for the three months ended June 30, 1999             22,212        22,212
                                                                                     --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 1999           $ 11,001      $ 15,856
                                                                                     ========      ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

4. STOCKHOLDERS' EQUITY

   On May 12, 1999, the Company sold shares of its common stock and debt securities in concurrent underwritten public offerings (collectively, the "Offerings") (see Note 3). The Company sold 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000). The Company had granted the underwriters for the Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000). The proceeds from the Offerings will be used to pay the remaining purchase price for the BellSouth and Powertel transactions, to fund the initial interest payments on the 9% Notes and for general corporate purposes.

   On June 15, 1999, the Company sold shares of its common stock to a subsidiary of TeleDiffusion de France International S.A. ("TDF") pursuant to TDF's preemptive rights related to two recent acquisitions. The Company sold
5,395,539 shares at $12.63 per share and 125,066 shares at $13.00 per share. The aggregate proceeds of approximately $69,772,000 will be used for general corporate purposes.

5. RESTRUCTURING CHARGES

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

6.    PER SHARE INFORMATION

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                          ----------------------   ------------------------------
                                                            1998         1999         1998            1999
                                                          ---------   ----------   ----------   -----------------
                                                           (In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in
 accounting principle                                      $(6,426)    $(20,850)    $(13,032)           $(34,323)
Dividends on preferred stock                                (2,077)      (6,614)      (4,132)            (13,022)
                                                           -------     --------     --------            --------
Loss before cumulative effect of change in
 accounting principle applicable to common stock
 for basic and diluted computations                         (8,503)     (27,464)     (17,164)            (47,345)
Cumulative effect of change in accounting principle             --           --           --              (2,414)
                                                           -------     --------     --------            --------
Net loss applicable to common stock for basic and
 diluted computations                                      $(8,503)    $(27,464)    $(17,164)           $(49,759)
                                                           =======     ========     ========            ========
Weighted-average number of common shares
 outstanding during the period for basic and diluted
 computations (in thousands)                                10,954      124,849       10,954             109,791
                                                           =======     ========     ========            ========
Per common share - basic and diluted:
   Loss before cumulative effect of change in
    accounting principle                                   $ (0.78)    $  (0.22)    $  (1.57)           $  (0.43)
   Cumulative effect of change in accounting
    principle                                                   --           --           --               (0.02)
                                                           -------     --------     --------            --------
   Net loss                                                $ (0.78)    $  (0.22)    $  (1.57)           $  (0.45)
                                                           =======     ========     ========            ========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 1999: (i) options to purchase 18,772,187 shares of common stock at exercise prices ranging from $-0- to $25.62 per share; (ii) warrants to purchase 1,194,990 shares of common stock at an exercise price of $7.50 per share; and (iii) shares of Castle Transmission Services (Holdings) Ltd ("CTI") stock which are convertible into 17,443,500 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

7. CONTINGENCIES

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

8. OPERATING SEGMENTS

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The Company is presenting the financial results of Crown Atlantic as a reportable operating segment for periods subsequent to its formation (see Note
2).  The financial results for the Company's operating segments are as follows:

                                                          Three Months Ended June 30, 1999
                                          -----------------------------------------------------------------
                                                                                 Corporate
                                                                      Crown        Office     Consolidated
                                             CCI          CTI        Atlantic    and Other        Total
                                          ----------   ----------   ----------   ----------   -------------
                                                             (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission                             $  8,563     $ 41,727     $ 11,887     $     --      $   62,177
 Network services and other                   8,718        5,621          499          512          15,350
                                           --------     --------     --------     --------      ----------
                                             17,281       47,348       12,386          512          77,527
                                           --------     --------     --------     --------      ----------
Costs of operations (exclusive of
 depreciation and amortization)               6,177       22,267        5,848          440          34,732
General and administrative                    5,594        1,380        1,068        1,196           9,238
Corporate development                            --          655           --        1,411           2,066
                                           --------     --------     --------     --------      ----------
EBITDA                                        5,510       23,046        5,470       (2,535)         31,491
Non-cash compensation charges                    --          163           --          341             504
Depreciation and amortization                 5,798       15,982        7,789          294          29,863
                                           --------     --------     --------     --------      ----------
Operating income (loss)                        (288)       6,901       (2,319)      (3,170)          1,124
Interest and other income (expense)              75          429        3,161          874           4,539
Interest expense and amortization of
 deferred financing costs                    (1,125)      (6,988)      (3,925)     (14,518)        (26,556)
Provision for income taxes                      (14)          --           --          (56)            (70)
Minority interests                               --         (911)       1,024           --             113
                                           --------     --------     --------     --------      ----------
Net loss                                   $ (1,352)    $   (569)    $ (2,059)    $(16,870)     $  (20,850)
                                           ========     ========     ========     ========      ==========

Capital expenditures                       $ 26,047     $ 23,834     $  1,118     $    202      $   51,201
                                           ========     ========     ========     ========      ==========

Total assets (at period end)               $739,961     $918,086     $703,927     $667,120      $3,029,094
                                           ========     ========     ========     ========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                          Six Months Ended June 30, 1999
                                          --------------------------------------------------------------
                                                                              Corporate
                                                                    Crown       Office     Consolidated
                                             CCI         CTI      Atlantic    and Other        Total
                                          ---------   ---------   ---------   ----------   -------------
                                                            (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission                             $14,879    $ 80,737     $11,887    $      --        $107,503
 Network services and other                 13,885       9,466         499        1,283          25,133
                                           -------    --------     -------     --------        --------
                                            28,764      90,203      12,386        1,283         132,636
                                           -------    --------     -------     --------        --------
Costs of operations (exclusive of
 depreciation and amortization)             10,385      43,051       5,848          957          60,241
General and administrative                  10,888       3,060       1,068        2,526          17,542
Corporate development                           --         688          --        2,252           2,940
                                           -------    --------     -------     --------        --------
EBITDA                                       7,491      43,404       5,470       (4,452)         51,913
Restructuring charges                        1,814          --          --           --           1,814
Non-cash compensation charges                   67         447          --          657           1,171
Depreciation and amortization               10,036      31,121       7,789          573          49,519
                                           -------    --------     -------     --------        --------
Operating income (loss)                     (4,426)     11,836      (2,319)      (5,682)           (591)
Interest and other income (expense)           (458)        254       3,161        1,922           4,879
Interest expense and amortization of
 deferred financing costs                   (1,810)    (12,527)     (3,925)     (19,580)        (37,842)
Provision for income taxes                     (45)         --          --         (152)           (197)
Minority interests                              --      (1,596)      1,024           --            (572)
Cumulative effect of change in
 accounting principle for costs of
 start-up activities                        (2,014)         --          --         (400)         (2,414)
                                           -------    --------     -------     --------        --------
Net loss                                   $(8,753)   $ (2,033)    $(2,059)    $(23,892)       $(36,737)
                                           =======    ========     =======     ========        ========
Capital expenditures                       $43,218    $ 82,639     $ 1,118     $    589        $127,564
                                           =======    ========     =======     ========        ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                       Three Months Ended June 30, 1998         Six Months Ended June 30, 1998
                                    --------------------------------------   -------------------------------------
                                                Corporate                                Corporate
                                                  Office     Consolidated                  Office     Consolidated
                                       CCI      and Other        Total          CCI      and Other        Total
                                    ---------   ----------   -------------   ---------   ----------   ------------
                                                                (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission                       $ 5,387    $      --         $ 5,387     $10,448    $      --     $ 10,448
 Network services and other            6,043          100           6,143      12,720          199       12,919
                                     -------      -------         -------     -------      -------     --------
                                      11,430          100          11,530      23,168          199       23,367
                                     -------      -------         -------     -------      -------     --------
Costs of operations (exclusive
 of depreciation and
 amortization)                         3,980           --           3,980       9,573           --        9,573
General and administrative             4,066          899           4,965       7,436        1,332        8,768
Corporate development                     --          691             691          --        2,022        2,022
                                     -------      -------         -------     -------      -------     --------
EBITDA                                 3,384       (1,490)          1,894       6,159       (3,155)       3,004
Depreciation and amortization          3,901          190           4,091       7,441          254        7,695
                                     -------      -------         -------     -------      -------     --------
Operating loss                          (517)      (1,680)         (2,197)     (1,282)      (3,409)      (4,691)
Equity in earnings of
 unconsolidated affiliate                 --          624             624          --          525          525
Interest and other income                 (4)         668             664          11        1,359        1,370
 (expense)
Interest expense and
 amortization of deferred
 financing costs                      (1,067)      (4,254)         (5,321)     (1,639)      (8,388)     (10,027)
Provision for income taxes              (196)          --            (196)       (209)          --         (209)
                                     -------      -------         -------     -------      -------     --------
Net loss                             $(1,784)     $(4,642)        $(6,426)    $(3,119)     $(9,913)    $(13,032)
                                     =======      =======         =======     =======      =======     ========
Capital expenditures                 $27,533      $   680         $28,213     $51,257      $ 1,495     $ 52,752
                                     =======      =======         =======     =======      =======     ========

9. SUBSEQUENT EVENTS

   Acquisitions

   On July 1, 1999 and August 3, 1999, the Company closed on an additional 256 of the BellSouth towers (see Note 2). In connection with these closing, the Company paid $58,121,000 in cash and issued 1,257,032 shares of its common stock.

   In July 1999, the Company entered into an agreement with certain affiliates of BellSouth ("BellSouth DCS") to acquire the operating rights for approximately 773 of their towers. The transaction is structured as a lease agreement and will be treated as a sale of the towers for tax purposes. The Company will pay BellSouth DCS total consideration of $316,930,000 in cash. On August 3, 1999, the Company closed on 448 of these towers and paid $183,761,000 in cash. The Company is accounting for this transaction as a purchase of tower assets.

   Sales of Securities

   On July 20, 1999, the Company sold shares of its common stock to a subsidiary of TDF pursuant to TDF's preemptive rights related to the Offerings. The Company sold 8,351,791 shares at $16.80 per share. The aggregate proceeds of approximately $140,310,000 will be used for general corporate purposes.

   On July 27, 1999, the Company sold debt securities in a private placement. The Company sold (i) $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Senior Discount Notes due 2011 (the "11 1/4% Discount Notes") for proceeds of $147,501,000 (net of original issue discount of $109,489,000 and after underwriting discounts of $3,010,000) and (ii) $125,000,000 aggregate principle amount of its 9 1/2% Senior Notes due 2011 (the "9 1/2% Notes") for proceeds of $122,500,000 (after underwriting discounts of $2,500,000). The proceeds from the sale of these securities will be used to pay the purchase price for the BellSouth DCS transaction, to fund the initial interest payments on the 9 1/2% Notes and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding the Company's consolidated financial condition as of June 30, 1999 and its results of operations for the three- and six-month periods ended June 30, 1998 and 1999. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses, and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to capital expenditures decisions to be made in the future by wireless communications carriers and broadcasters and the risks and uncertainties described in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-74553) (the "Registration Statement") filed with the Securities and Exchange Commission. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 RESULTS OF OPERATIONS

   In August 1998, the Company consummated a share exchange with the shareholders of CTI, pursuant to which the Company's ownership of CTI increased from approximately 34.3% to 80%. Results of operations of CTI are included in the Company's consolidated financial statements for the periods subsequent to the date the exchange was consummated. On March 31, 1999, the Company formed Crown Atlantic, and in June 1999, the Company closed on the initial tower purchases from the BellSouth and Powertel transactions. Results of operations of Crown Atlantic are included in the Company's consolidated financial statements subsequent to the date of formation, and results of operations from the BellSouth and Powertel towers are included subsequent to the respective purchase dates. As a result of these transactions, the Company's results of operations for the three and six months ended June 30, 1998 are not comparable to the results of operations for the three and six months ended June 30, 1999.

   The following information is derived from the Company's Consolidated Statements of Operations for the periods indicated.

                                  Three Months Ended       Three Months Ended         Six Months Ended         Six Months Ended
                                     June 30, 1998           June 30, 1999              June 30, 1998            June 30, 1999
                                ----------------------   -----------------------   -----------------------  ------------------------
                                              Percent                   Percent                   Percent                   Percent
                                                of                        of                        of                        of
                                                Net                       Net                       Net                       Net
                                  Amount     Revenues      Amount      Revenues      Amount      Revenues      Amount      Revenues
                                ----------   ---------   -----------   ---------   -----------   ---------   -----------   ---------
                                                                        (Dollars in thousands)
Net revenues:
 Site rental and broadcast
  transmission                    $ 5,387        46.7%     $ 62,177        80.2%     $ 10,448        44.7%     $107,503      81.1%
 Network services and other         6,143        53.3        15,350        19.8        12,919        55.3        25,133      18.9
                                  -------      ------      --------      ------      --------      ------      --------    ------
    Total net revenues             11,530       100.0        77,527       100.0        23,367       100.0       132,636     100.0
                                  -------      ------      --------      ------      --------      ------      --------    ------
Operating expenses:
 Costs of operations:
   Site rental and broadcast
    transmission                    1,246        23.1        26,557        42.7         2,418        23.1        45,084      41.9
   Network services and other       2,734        44.5         8,175        53.3         7,155        55.4        15,157      60.3
                                  -------                  --------                  --------                  --------
    Total costs of operations       3,980        34.5        34,732        44.8         9,573        41.0        60,241      45.4
 General and administrative         4,965        43.1         9,238        11.9         8,768        37.5        17,542      13.2
 Corporate development                691         6.0         2,066         2.7         2,022         8.7         2,940       2.2
 Restructuring charges                 --          --            --          --            --          --         1,814       1.4
 Non-cash compensation
  charges                              --          --           504         0.7            --          --         1,171       0.9
 Depreciation and
  amortization                      4,091        35.5        29,863        38.5         7,695        32.9        49,519      37.3
                                  -------      ------      --------      ------      --------      ------      --------    ------
Operating income (loss)            (2,197)      (19.1)        1,124         1.4        (4,691)      (20.1)         (591)     (0.4)
Other income (expense):
Equity in earnings of
 unconsolidated affiliate             624         5.4            --          --           525         2.2            --        --
 Interest and other income
  (expense)                           664         5.8         4,539         5.9         1,370         5.9         4,879       3.6
 Interest expense and
  amortization of deferred
  financing costs                  (5,321)      (46.1)      (26,556)      (34.3)      (10,027)      (42.9)      (37,842)    (28.5)
                                  -------      ------      --------      ------      --------      ------      --------    ------

Loss before income taxes,
 minority interests and
 cumulative effect of change
 in accounting principle           (6,230)      (54.0)      (20,893)      (27.0)      (12,823)      (54.9)      (33,554)    (25.3)
Provision for income taxes           (196)       (1.7)          (70)       (0.1)         (209)       (0.9)         (197)     (0.2)
Minority interests                     --          --           113         0.2            --          --          (572)     (0.4)
                                  -------      ------      --------      ------      --------      ------      --------    ------
Loss before cumulative
 effect of change in
 accounting principle              (6,426)      (55.7)      (20,850)      (26.9)      (13,032)      (55.8)      (34,323)    (25.9)
Cumulative effect of change
 in accounting principle for
 costs of start-up activities          --          --            --          --            --          --        (2,414)     (1.8)
                                  -------      ------      --------      ------      --------      ------      --------    ------
Net loss                          $(6,426)      (55.7)%    $(20,850)      (26.9)%    $(13,032)      (55.8)%    $(36,737)    (27.7)%
                                  =======      ======      ========      ======      ========      ======      ========    ======

   Comparison of Three Months Ended June 30, 1999 and 1998

   Consolidated revenues for the three months ended June 30, 1999 were $77.5 million, an increase of $66.0 million from the three months ended June 30, 1998. This increase was primarily attributable to (i) a $56.8 million, or 1,054.2%, increase in site rental and broadcast transmission revenues, of which $41.7 million was attributable to CTI, $11.9 million was attributable to Crown Atlantic and $3.2 million was attributable to the Crown operations; (ii) a $2.7 million increase in network services and other revenues from the Crown operations; and (iii) $5.6 million in network services and other revenues from CTI.

   Costs of operations for the three months ended June 30, 1999 were $34.7 million, an increase of $30.8 million from the three months ended June 30, 1998. This increase was primarily attributable to (i) a $25.3 million increase in site rental and broadcast transmission costs, of which $18.5 million was attributable to CTI, $5.6 million was attributable to Crown Atlantic and $1.2 million was attributable to the Crown operations; (ii) a $1.0 million increase in network services costs related to the Crown operations; and (iii) $3.8 million in network services costs from CTI. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 42.7% for the three months ended June 30, 1999 from 23.1% for the three months ended June 30, 1998 because of higher costs attributable to the CTI, Crown Atlantic and Crown operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 53.3% for the three months ended June 30, 1999 from 44.5% for the three months ended June 30, 1998, primarily due to lower margins from the CTI operations. Margins from the Crown network services operations increased for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

   General and administrative expenses for the three months ended June 30, 1999 were $9.2 million, an increase of $4.3 million from the three months ended June 30, 1998. This increase was primarily attributable to (i) a $1.5 million increase in expenses related to the Crown operations; (ii) a $0.3 million increase in expenses at the Company's corporate office; (iii) $1.4 million in expenses at CTI; and
(iv) $1.1 million in expenses at Crown Atlantic. General and administrative expenses as a percentage of revenues decreased for the three months ended June 30, 1999 to 11.9% from 43.1% for the three months ended June 30, 1998 because of lower overhead costs as a percentage of revenues for CTI, Crown Atlantic and Crown.

   Corporate development expenses for the three months ended June 30, 1999 were $2.1 million, compared to $0.7 million for the three months ended June 30, 1998. This increase was attributable to (i) a $0.7 million increase in expenses at the Company's corporate office and (ii) $0.7 million in expenses at CTI.

   For the three months ended June 30, 1999, the Company has recorded non-cash compensation charges of $0.5 million related to the issuance of stock options to certain employees and executives.

   Depreciation and amortization for the three months ended June 30, 1999 was $29.9 million, an increase of $25.8 million from the three months ended June 30, 1998. This increase was primarily attributable to (i) $16.0 million of depreciation and amortization related to the property and equipment and goodwill from CTI; (ii) $7.8 million of depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic; and (iii) a $1.9 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the Crown operations.

   The equity in earnings of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods prior to August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the three months ended June 30, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $37.6 million, $6.7 million, $5.1 million and $1.9 million, respectively. Included in CTI's results of operations for such period are non-cash compensation charges for approximately $0.3 million related to the issuance of stock options to certain members of CTI's management.

   Interest and other income (expense) for the three months ended June 30, 1999 resulted primarily from (i) the investment of the remaining portion of the cash contribution from the formation of Crown Atlantic in March 1999; (ii) the investment of the excess proceeds from the sale of the Company's 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the "Exchangeable Preferred Stock") in December 1998; and (iii) the investment of the excess proceeds from the sale of the Company's common stock, 10 3/8% Discount Notes and 9% Notes in May 1999; largely offset by a loss incurred upon the disposition of an investment in an affiliate. Interest and other income (expense) for the three months ended June 30, 1998 resulted primarily from the investment of the excess proceeds from the sale of the 10 5/8% Senior Discount Notes (the "10 5/8% Discount Notes").

   Interest expense and amortization of deferred financing costs for the three months ended June 30, 1999 was $26.6 million, an increase of $21.2 million, or 399.1%, from the three months ended June 30, 1998. This increase was primarily attributable to interest on indebtedness at CTI and Crown Atlantic, amortization of the original issue discount on the 10 3/8% Discount Notes, interest on the 9% Notes and interest and fees on the term loans used to finance the escrow deposits for the BellSouth and Powertel transactions.

   Minority interests represent the minority shareholder's 20% interest in CTI's operations and the minority partner's 38.5% interest in Crown Atlantic's operations.

   Comparison of Six Months Ended June 30, 1999 and 1998

   Consolidated revenues for the six months ended June 30, 1999 were $132.6 million, an increase of $109.3 million from the six months ended June 30, 1998. This increase was primarily attributable to (i) a $97.1 million, or 928.9%, increase in site rental and broadcast transmission revenues, of which $80.7 million was attributable to CTI, $11.9 million was attributable to Crown Atlantic and $4.5 million was attributable to the Crown operations; (ii) a $1.2 million increase in network services and other revenues from the Crown operations; and (iii) $9.5 million in network services and other revenues from CTI.

   Costs of operations for the six months ended June 30, 1999 were $60.2 million, an increase of $50.7 million from the six months ended June 30, 1998. This increase was primarily attributable to (i) a $42.7 million increase in site rental and broadcast transmission costs, of which $35.4 million was attributable to CTI, $5.6 million was attributable to Crown Atlantic and $1.7 million was attributable to the Crown operations; (ii) a $0.8 million decrease in network services costs related to the Crown operations; and (iii) $7.7 million in network services costs from CTI. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 41.9% for the six months ended June 30, 1999 from 23.1% for the six months ended June 30, 1998 because of higher costs attributable to the CTI, Crown Atlantic and Crown operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 60.3% for the six months ended June 30, 1999 from 55.4% for the six months ended June 30, 1998, primarily due to lower margins from the CTI operations. Margins from the Crown network services operations increased for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

   General and administrative expenses for the six months ended June 30, 1999 were $17.5 million, an increase of $8.8 million from the six months ended June 30, 1998. This increase was primarily attributable to (i) a $3.4 million increase in expenses related to the Crown operations; (ii) a $1.2 million increase in expenses at the Company's corporate office; (iii) $3.1 million in expenses at CTI; and (iv) $1.1 million in expenses at Crown Atlantic. General and administrative expenses as a percentage of revenues decreased for the six months ended June 30, 1999 to 13.2% from 37.5% for the six months ended June 30, 1998 because of lower overhead costs as a percentage of revenues for CTI and Crown Atlantic, partially offset by an increase in costs at Crown.

   Corporate development expenses for the six months ended June 30, 1999 were $2.9 million, compared to $2.0 million for the six months ended June 30, 1998. This increase was attributable to (i) a $0.2 million increase in expenses at the Company's corporate office and (ii) $0.7 million in expenses at CTI. Corporate development expenses for the six months ended June 30, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

   In connection with the formation of Crown Atlantic, the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. For the six months ended June 30, 1999, the Company has recorded one-time charges of $1.8 million related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space.

   For the six months ended June 30, 1999, the Company has recorded non-cash compensation charges of $1.2 million related to the issuance of stock options to certain employees and executives.

   Depreciation and amortization for the six months ended June 30, 1999 was $49.5 million, an increase of $41.8 million from the six months ended June 30, 1998. This increase was primarily attributable to (i) $31.1 million of depreciation and amortization related to the property and equipment and goodwill from CTI; (ii) $7.8 million of depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic; and (iii) a $2.6 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the Crown operations.

   The equity in earnings of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods prior to August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the six months ended June 30, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $71.8 million, $11.2 million, $10.3 million and $1.5 million, respectively.

Included in CTI's results of operations for such period are non-cash compensation charges for approximately $3.2 million related to the issuance of stock options to certain members of CTI's management.

   Interest and other income (expense) for the six months ended June 30, 1999 resulted primarily from (i) the investment of the net proceeds from the Company's initial public offering of common stock (the "IPO") in August 1998;
(ii) the investment of the excess proceeds from the sale of the Exchangeable Preferred Stock in December 1998; and (iii) the investment of the excess proceeds from the sale of the Company's common stock, 10 3/8% Discount Notes and 9% Notes in May 1999; largely offset by costs incurred in connection with unsuccessful acquisition attempts and a loss incurred upon the disposition of an investment in an affiliate. Interest and other income (expense) for the six months ended June 30, 1998 resulted primarily from the investment of the excess proceeds from the sale of the 10 5/8% Discount Notes.

   Interest expense and amortization of deferred financing costs for the six months ended June 30, 1999 was $37.8 million, an increase of $27.8 million, or 277.4%, from the six months ended June 30, 1998. This increase was primarily attributable to interest on indebtedness at CTI and Crown Atlantic, amortization of the original issue discount on the 10 3/8% Discount Notes, interest on the 9% Notes and interest and fees on the term loans used to finance the escrow deposits for the BellSouth and Powertel transactions.

   Minority interests represent the minority shareholder's 20% interest in CTI's operations and the minority partner's 38.5% interest in Crown Atlantic's operations.

   The cumulative effect of the change in accounting principle for costs of start-up activities represents the charge recorded by the Company upon the adoption of SOP 98-5 on January 1, 1999.

 LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1999, the Company had consolidated cash and cash equivalents of $705.9 million (including $11.7 million at CTI and $52.8 million at Crown Atlantic), consolidated long-term debt of $1,194.7 million, consolidated redeemable preferred stock of $214.1 million and consolidated stockholders' equity of $1,436.4 million.

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

   For the six months ended June 30, 1998 and 1999, the Company's net cash provided by (used for) operating activities was ($2.0 million) and $35.1 million, respectively. For the six months ended June 30, 1998 and 1999, the Company's net cash provided by financing activities was $50.9 million and $1,047.7 million, respectively. The Company's primary financing-related activities in the first half of 1999 were borrowings under revolving credit agreements amounting to $104.6 million and the consummation of the Offerings.

   On May 12, 1999, the Company consummated the Offerings. The Company sold (i) 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352.8 million (after underwriting discounts of $14.7 million); (ii) $500.0 million aggregate principal amount (at maturity) of its 10 3/8% Discount Notes for proceeds of $292.6 million (net of original issue discount of $198.3 million and after underwriting discounts of $9.1 million); and (iii) $180.0 million aggregate principle amount of its 9% Notes for proceeds of $174.6 million (after underwriting discounts of $5.4 million). The Company had granted the underwriters for the Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52.9 million (after underwriting discounts of $2.2 million). A portion of the proceeds from the Offerings was used to repay amounts drawn under the term loans in connection with the BellSouth and Powertel transactions. The remaining proceeds from the Offerings will be used to pay the remaining purchase price for such transactions, to fund the initial interest payments on the 9% Notes and for general corporate purposes.

   On June 15, 1999, the Company sold shares of its common stock to a subsidiary of TDF pursuant to TDF's preemptive rights related to two recent acquisitions. The Company sold 5,395,539 shares at $12.63 per share and 125,066 shares at $13.00 per share. The aggregate proceeds of approximately $69.8 million will be used for general corporate purposes. On July 20, 1999, the Company sold shares of its common stock to a subsidiary of TDF pursuant to TDF's preemptive rights related to the Offerings. The Company sold 8,351,791 shares at $16.80 per share. The aggregate proceeds of approximately $140.3 million will be used for general corporate purposes.

   On July 27, 1999, the Company sold debt securities in a private placement. The Company sold (i) $260.0 million aggregate principal amount (at maturity) of its 11 1/4% Discount Notes for proceeds of $147.5 million (net of original issue discount of $109.5 million and after underwriting discounts of $3.0 million) and
(ii) $125.0 million aggregate principle amount of its 9 1/2% Notes for proceeds of $122.5 million (after underwriting discounts of $2.5 million). The proceeds from the sale of these securities will be used to pay the purchase price for the BellSouth DCS transaction, to fund the initial interest payments on the 9 1/2% Notes and for general corporate purposes.

   Capital expenditures were $127.6 million for the six months ended June 30, 1999, of which $0.6 million were for CCIC, $43.2 million were for Crown, $1.1 million were for Crown Atlantic and $82.7 million were for CTI. The Company anticipates that it will build, through the end of 1999, between 900 and 1,200 towers at an aggregate cost of between $170.0 million and $220.0 million. The Company also expects that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)40.0 million ($63.1 million).

   In addition to capital expenditures in connection with build-to-suits, the Company expects to apply a significant amount of capital to finance the remaining cash portion of the consideration being paid in connection with the recent transactions.

   In connection with Crown Atlantic, the Company issued approximately 15.6 million shares of its common stock and contributed $250.0 million in cash to Crown Atlantic. Crown Atlantic borrowed approximately $180.0 million under the Crown Atlantic Credit Facility, following which Crown Atlantic made a $380.0 million cash distribution to BAM.

   In connection with the BellSouth transaction, through August 3, 1999, the Company has issued approximately 2.6 million shares of its common stock and paid BellSouth $130.1 million in cash. The Company expects to (i) issue an additional 6.5 million shares of its common stock and (ii) use a portion of the net proceeds from the Offerings to finance the remaining $299.9 million cash purchase price for this transaction.

   In connection with the Powertel acquisition, the Company paid Powertel $261.5 million in cash on June 1, 1999. The Company expects to use a portion of the net proceeds from the Offerings to finance the remaining $13.5 million cash purchase price for this transaction.

   In connection with the BellSouth DCS transaction, the Company paid BellSouth DCS $183.8 million in cash on August 3, 1999. The Company expects to use a portion of the net proceeds from the sale of the 11 1/4% Discount Notes and the 9 1/2% Notes to finance the remaining $133.2 million cash purchase price for this transaction.

   The Company expects that the completion of the recent transactions and the execution of its new tower build, or build-to-suit program, will have a material impact on its liquidity. The Company expects that once integrated, these transactions will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, the Company believes that as new towers become operational and tenants are added, they should result in a long-term increase in liquidity.

   To fund the execution of the Company's business strategy, including the recent transactions described above and the construction of new towers that the Company has agreed to build, the Company and its subsidiaries expect to use the net proceeds from the Offerings, the net proceeds from the sale of the 11 1/4% Discount Notes and the 9 1/2% Notes, the borrowings available under the Senior Credit Facility, the borrowings available under the CTI Credit Facility, the borrowings available under the Crown Atlantic Credit Facility and the remaining net proceeds from the sale in 1997 of the 10 5/8% Discount Notes. The Company will have additional cash needs to fund its operations in the future. The Company may also have additional cash needs in the near-term if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that the Company is currently pursuing could require significant additional capital. In the event the Company does not otherwise have cash available, or borrowings under its credit facilities have otherwise been utilized, when cash needs arise, the Company would be forced to seek additional debt or equity financing or to forego the opportunity. In the event the Company determines to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of the Company's existing indebtedness.

   As of August 1, 1999, (i) the Company's subsidiaries had approximately $4.0 million of unused borrowing availability under the Senior Credit Facility; (ii) CTI had unused borrowing availability under the CTI Credit Facility of approximately (Pounds)90.0 million ($141.9 million); and (iii) Crown Atlantic had approximately $4.0 million of unused borrowing availability under the Crown Atlantic Credit Facility. The Company's various credit facilities require its subsidiaries to maintain certain financial covenants and place restrictions on the ability of the Company's subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to the Company.

   If the Company is unable to refinance its subsidiary debt or renegotiate the terms of such debt, it may not be able to meet its debt service requirements, including interest payments on the notes, in the future. The 9% Notes and the 9 1/2% Notes will require annual cash interest payments of approximately $16.2 million and $11.9 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on the 10 3/8% Discount Notes, the 10 3/8% Discount Notes and the 11 1/4% Discount Notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% Discount Notes, the 10 3/8% Discount Notes and the 11 1/4% Discount Notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, the Company does not expect to pay cash dividends on the Exchangeable Preferred Stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, the Exchangeable Preferred Stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CTI Bonds are (Pounds)11.25 million ($17.7 million). In addition, the Senior Credit Facility, the CTI Credit Facility and the Crown Atlantic Credit Facility will require periodic interest payments on amounts borrowed thereunder.

   As a holding company, the Company will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 5/8% Discount Notes, the 10 5/8% Discount Notes and the 11 1/4% Discount Notes. As described above, the terms of the indebtedness of the Company's subsidiaries significantly limit such subsidiaries' ability to distribute cash to the Company. As a result, the Company will be required to apply a portion of the net proceeds from the recent debt offerings to fund interest payments on the cash-pay notes. If the Company does not retain sufficient funds from the offerings or any future financing, it may not be able to make its interest payments on the cash-pay notes.

   The Company's ability to make scheduled payments of principal of, or to pay interest on, its debt obligations, and its ability to refinance any such debt obligations, will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company anticipates that it may need to refinance all or a portion of its indebtedness (including the 10 5/8% Discount Notes and the CTI Bonds) on or prior to its scheduled maturity.

There can be no assurance that the Company will be able to effect any required refinancings of its indebtedness on commercially reasonable terms or at all.

 REPORTING REQUIREMENTS UNDER THE INDENTURES GOVERNING THE COMPANY'S DEBT SECURITIES (THE "INDENTURES") AND THE CERTIFICATE OF DESIGNATIONS GOVERNING THE COMPANY'S 12 3/4% SENIOR EXCHANGEABLE PREFERRED STOCK (THE "CERTIFICATE")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

   The Company has designated Crown Atlantic as an Unrestricted Subsidiary. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                                                      June 30, 1999
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted    Unrestricted   Consolidation    Consolidated
                                               Subsidiaries   Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)
Cash and cash equivalents                        $  641,483     $   64,441       $      --      $  705,924
Other current assets                                 29,325         32,226              --          61,551
Property and equipment, net                         564,339      1,051,307              --       1,615,646
Investments in Unrestricted Subsidiaries            989,506             --        (989,506)             --
Goodwill and other intangible assets, net           139,157        469,643              --         608,800
Other assets, net                                    32,777          4,396              --          37,173
                                                 ----------     ----------       ---------      ----------
                                                 $2,396,587     $1,622,013       $(989,506)     $3,029,094
                                                 ==========     ==========       =========      ==========
Current liabilities                              $   10,717     $   75,122       $      --      $   85,839
Long-term debt                                      733,462        461,219              --       1,194,681
Other liabilities                                     1,925         44,066              --          45,991
Minority interests                                       --         52,100              --          52,100
Redeemable preferred stock                          214,085             --              --         214,085
Stockholders' equity                              1,436,398        989,506        (989,506)      1,436,398
                                                 ----------     ----------       ---------      ----------
                                                 $2,396,587     $1,622,013       $(989,506)     $3,029,094
                                                 ==========     ==========       =========      ==========

                                       Three Months Ended June 30, 1999                    Six Months Ended June 30, 1999
                                ---------------------------------------------   ----------------------------------------------------
                                 Company and                                     Company and
                                 Restricted     Unrestricted    Consolidated     Restricted     Unrestricted        Consolidated
                                Subsidiaries    Subsidiaries        Total       Subsidiaries    Subsidiaries           Total
                                -------------   -------------   -------------   -------------   -------------   -------------------
                                                                     (In thousands of dollars)
Net revenues                        $ 17,793        $ 59,734        $ 77,527        $ 30,047        $102,589               $132,636
Costs of operations
 (exclusive of depreciation
 and amortization)                     6,617          28,115          34,732          11,342          48,899                 60,241
General and administrative             6,790           2,448           9,238          13,414           4,128                 17,542
Corporate development                  1,411             655           2,066           2,252             688                  2,940
Restructuring charges                     --              --              --           1,814              --                  1,814
Non-cash compensation charges            341             163             504             724             447                  1,171
Depreciation and amortization          6,092          23,771          29,863          10,609          38,910                 49,519
                                    --------        --------        --------        --------        --------               --------
Operating income (loss)               (3,458)          4,582           1,124         (10,108)          9,517                   (591)
Interest and other income
 (expense)                               949           3,590           4,539          (1,379)          6,258                  4,879
Interest expense and
 amortization of deferred
 financing costs                     (15,643)        (10,913)        (26,556)        (21,390)        (16,452)               (37,842)
Provision for income taxes               (70)             --             (70)           (197)             --                   (197)
Minority interests                        --             113             113              --            (572)                  (572)
Cumulative effect of change
 in accounting principle for
 costs of start-up activities             --              --              --          (2,414)             --                 (2,414)
                                    --------        --------        --------        --------        --------               --------
Net loss                            $(18,222)       $ (2,628)       $(20,850)       $(35,488)       $ (1,249)              $(36,737)
                                    ========        ========        ========        ========        ========               ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (i) the indenture governing the 10 5/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (ii) the indentures governing the 10 3/8% Discount Notes and the 9% Notes (the "1999 Securities"):

                                                                                1997 and 1998       1999
                                                                                  Securities     Securities
                                                                                --------------   -----------
                                                                                 (In thousands of dollars)

Tower Cash Flow, for the three months ended June 30, 1999                            $  5,553      $  5,553
                                                                                     ========      ========
Consolidated Cash Flow, for the twelve months ended June 30, 1999                    $  5,868      $ 10,723
Less: Tower Cash Flow, for the twelve months ended June 30, 1999                      (17,079)      (17,079)
Plus: four times Tower Cash Flow, for the three months ended June 30, 1999             22,212        22,212
                                                                                     --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 1999           $ 11,001      $ 15,856
                                                                                     ========      ========

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the three months ending March 31, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

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

   Our year 2000 project is divided into the following phases: (1) inventorying year 2000 items; (2) assigning priorities to identified items; (3) assessing the year 2000 compliance of items determined to be material to us; (4) repairing or replacing material items that are determined not to be year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location. We have completed the inventory, priority assessment and compliance assessment phases. We are now continuing with the testing phase of the year 2000 project. All critical broadcast equipment and non-information technology related equipment has been tested and is either year 2000 compliant or has been designated as year 2000 ready. A year 2000 ready designation implies the equipment or system will function without adverse effects beyond year 2000 but may not be aware of the century. All critical information technology systems have been designated year 2000 compliant or are scheduled to be retired or remediated by September 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Testing as well as remediation is scheduled for completion in September 1999. The final phase of our year 2000 project, contingency planning, will be completed and tested to the extent possible by September 1999.

   We have expended approximately $7.5 million on the year 2000 project through June 30, 1999, of which approximately $6.8 million related to the implementation of the J.D. Edwards Systems and related hardware. Funds for the year 2000 project are provided from a separate budget of approximately $0.4 million for all remaining items.

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

                          PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 31, 1999, the Company contributed via its wholly owned subsidiary, CCA Investment Corp. ("CCA"), 15,597,783 shares of common stock of the Company along with $250.0 million in cash to a joint venture ("Crown Atlantic") between CCA and Cellco Partnership, a Delaware general partnership doing business as Bell Atlantic Mobile ("BAM"), which owns and operates the wireless communication towers contributed by BAM to Crown Atlantic. The common stock contributed by CCA to Crown Atlantic was valued at $197.0 million for purposes of structuring the transaction. CCA has approximately a 61.5% membership interest in Crown Atlantic and BAM has approximately a 38.5% membership interest in Crown Atlantic along with a .001% interest in Crown Atlantic's operating subsidiary. BAM contributed 1,322 towers along with related assets and liabilities to Crown Atlantic plus the ecomomic benefit of 136 towers and was distributed $380.0 million in cash. BAM has entered into a global lease for space on the towers contributed to Crown Atlantic. Crown Atlantic has also entered into a build-to suit agreement with BAM as to 500 towers for the BAM wireless communication business and has a right of first refusal on the Company's next 300 build-to-suit tower opportunities not affiliated with BAM within the region of the contributed towers. The stock was issued and contributed in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

   On June 15, 1999, the Company issued 5,520,605 shares of common stock to Digital Future Investments B.V. ("DFI"), a subsidiary of TeleDiffusion de France International S.A. ("TDF"), pursuant to preemptive rights contained in the Governance Agreement between the Company, TDF and DFI. DFI acquired 5,395,539 shares at $12.63 per share pursuant to its preemptive right relating to the Company's joint venture with BAM which closed on March 31, 1999. The additional 125,066 shares were issued to DFI at $13.00 per share pursuant to its preemptive right relating to the acquisition of Millennium Communications Limited by CTI in October 1998. The shares were issued in an exempt transaction pursuant to
Section 4(2) of the Act.

  On July 20, 1999, the Company issued 8,351,791 shares of common stock to DFI pursuant to its preemptive rights relating to the Company's public offering of common stock in May 1999. The shares were acquired at a price of $16.80. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act.

  The Company has also issued 2,597,540 shares of common stock to TeleAggregation Group Inc. ("BellSouth"), an affiliate of BellSouth Corporation, pursuant to four closings relating to the Agreement to Sublease ("Agreement of Sublease") dated June 1, 1999 among BellSouth Mobility Inc., BellSouth Telecommunications, Inc., the transferring entities named therein, the Company and Crown Castle South Inc. (a wholly owned subsidiary of the Company). The transactions pursuant to the Agreement of Sublease will involve a series of closings with approximately 30% of the consideration being Company common stock. The Company contemplates that up to 9.1 million shares of Company common stock will be issued to BellSouth pursuant to the Agreement of Sublease. BellSouth was issued 1,104,814 shares on June 1, 1999, 235,694 shares on June 16, 1999,
1,163,737 shares on July 1, 1999 and 93,295 shares on August 3, 1999. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of the stockholders of the Company was held on May 25, 1999, at which meeting the stockholders voted to re-elect its Class I Directors, ratified the appointment of KPMG LLP as independent auditors for 1999, and increased the number of authorized shares pursuant to the 1995 Stock Option Plan as Amended (increasing from 18,000,000 to 28,000,000). The voting results for each is listed below.

   RE-ELECTION OF CLASS I DIRECTORS
   Carl Ferenbach - 73,131,826 votes for and 129,575 votes withheld. Jeffrey H. Schutz - 69,070,689 votes for and 4,190,712 votes withheld. Robert F. McKenzie - 73,131,871 votes for and 129,530 votes withheld.

   Note: Class A Common stockholders are not authorized to vote on Class I Directors.

   RATIFICATION OF APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR 1999 84,556,399 votes for, 3,590 votes against and 41,412 votes abstaining.

   INCREASE THE NUMBER OF AUTHORIZED SHARES PURSUANT TO 1995 STOCK OPTION PLAN
    AS AMENDED (INCREASING FROM 18,000,000 TO 28,000,000)
   75,783,034 votes for, 6,896,262 votes against and 49,712 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS:

      4.1 Indenture dated as of August 3, 1999 between Crown Castle International Corp., as Issuer of 9 1/2% Senior Notes due 2011, and United States Trust Company of New York, as Trustee (including exhibits)

      4.2 Indenture dated as of August 3, 1999 between Crown Castle International Corp., as Issuer of 11 1/4% Senior Discount Notes due 2011, and United States Trust Company of New York, as Trustee (including exhibits)

      11.1  Computation of Net Loss Per Common Share
      27.1  Financial Data Schedule

   (B)  REPORTS ON FORM 8-K:

      The Registrant filed a Current Report on Form 8-K dated June 9, 1999 and filed with the Securities and Exchange Commission (the "SEC") on June 9, 1999 reporting (i) under Item 2 thereof the acquisition of towers from Powertel;
 (ii) under Item 5 thereof the first closing under the BellSouth transaction; and (iii) under Item 7 thereof that certain financial statements for Powertel and certain pro forma financial statements for the Company would be filed separately when available. The Registrant filed a Current Report on Form 8-K/A dated June 9, 1999 and filed with the SEC on July 23, 1999 reporting under Item 7 thereof certain financial statements for Powertel and certain pro forma financial statements for the Company.

      The Registrant filed a Current Report on Form 8-K dated July 12, 1999 and filed with the SEC on July 13, 1999 reporting under Item 5 thereof the execution of a letter agreement with BellSouth DCS for the Sublease of its towers.

      The Registrant filed a Current Report on Form 8-K dated July 22, 1999 and filed with the SEC on July 22, 1999 reporting under Item 5 thereof the exercise of preemptive rights to purchase shares of the Company's common stock by TeleDiffusion de France International S.A.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CROWN CASTLE INTERNATIONAL CORP.


Date: August 12, 1999            By:   /s/ CHARLES C. GREEN, III
                                    --------------------------------------------
                                      Charles C. Green, III
                                    Executive Vice President
                                   and Chief Financial Officer
                                  (Principal Financial Officer)

Date: August 12, 1999            By:   /s/ WESLEY D. CUNNINGHAM
                                    --------------------------------------------
                                      Wesley D. Cunningham
                           Senior Vice President, Corporate Controller
                                  and Chief Accounting Officer
                                 (Principal Accounting Officer)