Form 10-Q
period 1999-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 1999-11-12
CIK 1051470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------

                                   FORM 10-Q

                             --------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


                        Commission File Number 000-24737

                             --------------------

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

                             --------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]    No [_]

       Number of shares of common stock outstanding at November 1, 1999:
                           Common Stock - 144,915,296
                       Class A Common Stock - 11,340,000

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                                                  PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
   Consolidated Balance Sheet at December 31, 1998 and September 30, 1999                            3
   Consolidated Statement of Operations and Comprehensive Loss for the three and nine months         4
    ended September 30, 1998 and 1999
   Consolidated Statement of Cash Flows for the nine months ended September 30, 1998                 5
    and 1999
   Condensed Notes to Consolidated Financial Statements                                              6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results                   19
   of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                30

PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                                                 31

 Item 6.  Exhibits and Reports on Form 8-K                                                          31

 Signatures                                                                                         33

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                                          December 31,    September 30,
                                                                                              1998             1999
                                                                                          -------------   --------------
                                                                                                           (Unaudited)
                                        ASSETS
Current assets:
 Cash and cash equivalents                                                                  $  296,450       $  492,159
 Receivables:
   Trade, net of allowance for doubtful accounts of $1,535 and $971 at                          32,130           39,027
    December 31, 1998 and September 30, 1999, respectively
   Other                                                                                         4,290           17,058
 Inventories                                                                                     6,599           15,316
 Prepaid expenses and other current assets                                                       2,647           11,243
                                                                                            ----------       ----------
    Total current assets                                                                       342,116          574,803
Property and equipment, net of accumulated depreciation of $22,780 and $88,395 at              592,594        2,347,017
 December 31, 1998 and September 30, 1999, respectively
Goodwill and other intangible assets, net of accumulated amortization of $20,419 and           569,740          608,055
 $45,293 at December 31, 1998 and September 30, 1999, respectively
Deferred financing costs and other assets, net of accumulated amortization of $1,722            18,780           51,758
 and $3,484 at December 31, 1998 and September 30, 1999, respectively                       ----------       ----------
                                                                                            $1,523,230       $3,581,633
                                                                                            ==========       ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                           $   46,020       $   31,771
 Accrued interest                                                                               15,677           17,410
 Accrued compensation and related benefits                                                       5,188            2,644
 Deferred rental revenues and other accrued liabilities                                         26,002           53,309
                                                                                            ----------       ----------
    Total current liabilities                                                                   92,887          105,134
Long-term debt                                                                                 429,710        1,478,767
Other liabilities                                                                               22,823           64,671
                                                                                            ----------       ----------
    Total liabilities                                                                          545,420        1,648,572
                                                                                            ----------       ----------
Commitments and contingencies
Minority interests                                                                              39,185           54,473
Redeemable preferred stock, $.01 par value; 10,000,000 shares authorized:
 12 3/4% Senior Exchangeable Preferred Stock;  shares issued: December 31, 1998 -              201,063          220,909
  200,000 and September 30, 1999 - 219,741 (stated at mandatory redemption and aggregate liquidation value)
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized:
   Common Stock; shares issued: December 31, 1998 - 83,123,873 and                                 831            1,449
    September 30, 1999 - 144,887,446
   Class A Common Stock; shares issued: 11,340,000                                                 113              113
 Additional paid-in capital                                                                    795,153        1,799,875
 Cumulative foreign currency translation adjustment                                              1,690              117
 Accumulated deficit                                                                           (60,225)        (143,875)
                                                                                            ----------       ----------
    Total stockholders' equity                                                                 737,562        1,657,679
                                                                                            ----------       ----------
                                                                                            $1,523,230       $3,581,633
                                                                                            ==========       ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                    -----------------------   ---------------------
                                                                       1998         1999         1998        1999
                                                                    ----------   ----------   ----------  ---------
Net revenues:
 Site rental and broadcast transmission                              $ 18,008     $ 75,632     $ 28,456    $183,135
 Network services and other                                            10,886       23,295       23,805      48,428
                                                                     --------     --------     --------    --------
                                                                       28,894       98,927       52,261     231,563
                                                                     --------     --------     --------    --------
Operating expenses:
 Costs of operations (exclusive of depreciation and
  amortization):
   Site rental and broadcast transmission                               5,980       32,934        8,398      78,018
   Network services and other                                           7,079       11,712       14,234      26,869
 General and administrative                                             6,254       12,534       15,022      30,076
 Corporate development                                                    816        1,194        2,838       4,134
 Restructuring charges                                                     --           --           --       1,814
 Non-cash compensation charges                                         11,361          501       11,361       1,672
 Depreciation and amortization                                          9,410       39,850       17,105      89,369
                                                                     --------     --------     --------    --------
                                                                       40,900       98,725       68,958     231,952
                                                                     --------     --------     --------    --------
Operating income (loss)                                               (12,006)         202      (16,697)       (389)
Other income (expense):
 Equity in earnings of unconsolidated affiliate                         1,530           --        2,055          --
 Interest and other income (expense)                                      923        7,923        2,293      12,802
 Interest expense and amortization of deferred financing costs         (7,554)     (34,506)     (17,581)    (72,348)
                                                                     --------     --------     --------    --------
Loss before income taxes, minority interests and cumulative           (17,107)     (26,381)     (29,930)    (59,935)
 effect of change in accounting principle
Provision for income taxes                                                 (9)         (71)        (218)       (268)
Minority interests                                                       (328)        (615)        (328)     (1,187)
                                                                     --------     --------     --------    --------
Loss before cumulative effect of change in accounting                 (17,444)     (27,067)     (30,476)    (61,390)
 principle
Cumulative effect of change in accounting principle for costs              --           --           --      (2,414)
 of start-up activities                                              --------     --------     --------    --------
Net loss                                                              (17,444)     (27,067)     (30,476)    (63,804)
Dividends on preferred stock                                             (216)      (6,824)      (4,348)    (19,846)
                                                                     --------     --------     --------    --------
Net loss after deduction of dividends on preferred stock             $(17,660)    $(33,891)    $(34,824)   $(83,650)
                                                                     ========     ========     ========    ========
Net loss                                                             $(17,444)    $(27,067)    $(30,476)   $(63,804)
Other comprehensive income:
 Foreign currency translation adjustments                               2,750        6,747        4,507      (1,573)
                                                                     --------     --------     --------    --------
Comprehensive loss                                                   $(14,694)    $(20,320)    $(25,969)   $(65,377)
                                                                     ========     ========     ========    ========
Per common share - basic and diluted:
 Loss before cumulative effect of change in accounting                 $(0.33)      $(0.23)      $(1.38)     $(0.66)
  principle
 Cumulative effect of change in accounting principle                       --           --           --       (0.02)
                                                                     --------     --------     --------    --------
 Net loss                                                              $(0.33)      $(0.23)      $(1.38)     $(0.68)
                                                                     ========     ========     ========    ========
Common shares outstanding - basic and diluted (in thousands)           53,879      149,621       25,262     123,067
                                                                     ========     ========     ========    ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          -------------------------
                                                                                             1998          1999
                                                                                          ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                  $(30,476)   $   (63,804)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                             17,105         89,369
   Amortization of deferred financing costs and discounts on long-term debt                  13,069         31,238
   Cumulative effect of change in accounting principle                                           --          2,414
   Non-cash compensation charges                                                             11,361          1,672
   Minority interests                                                                           328          1,187
   Equity in earnings of unconsolidated affiliate                                            (2,055)            --
   Changes in assets and liabilities, excluding the effects of acquisitions:
    Increase in deferred rental revenues and other liabilities                                3,550         65,056
    Increase (decrease) in accrued interest                                                    (111)         1,812
    Increase in receivables                                                                  (5,464)       (20,112)
    Increase in inventories, prepaid expenses and other assets                               (3,311)       (19,445)
    Decrease in accounts payable                                                               (644)       (13,680)
                                                                                           --------    -----------
      Net cash provided by operating activities                                               3,352         75,707
                                                                                           --------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired                                               997     (1,095,692)
 Capital expenditures                                                                       (77,728)      (213,627)
 Investments in affiliates                                                                       --         (6,826)
                                                                                           --------    -----------
      Net cash used for investing activities                                                (76,731)    (1,316,145)
                                                                                           --------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                                        --        757,206
 Proceeds from issuance of capital stock                                                    149,097        617,297
 Net borrowings under revolving credit agreements                                            72,712         84,751
 Incurrence of financing costs                                                               (1,699)       (22,283)
 Purchase of capital stock                                                                     (884)            --
                                                                                           --------    -----------
      Net cash provided by financing activities                                             219,226      1,436,971
                                                                                           --------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         424           (824)
                                                                                           --------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   146,271        195,709
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             55,078        296,450
                                                                                           --------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $201,349    $   492,159
                                                                                           ========    ===========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Amounts recorded in connection with acquisitions:
   Fair value of net assets acquired, including goodwill and other intangible assets       $417,703    $ 1,676,582
   Issuance of long-term debt                                                                    --        180,000
   Minority interests                                                                            --         14,330
   Issuance of common stock                                                                 418,700        386,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                                                             $  4,984    $    38,931
 Income taxes paid                                                                              286            295

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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1999, the consolidated results of operations for the three and nine months ended September 30, 1998 and 1999 and consolidated cash flows for the nine months ended September 30, 1998 and 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

2.    ACQUISITIONS

   Agreement with Bell Atlantic Mobile ("BAM")

   On December 8, 1998, the Company entered into an agreement with BAM to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's towers. Upon formation of Crown Atlantic on March 31, 1999, (i) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its Common Stock in exchange for a 61.5% ownership interest in Crown Atlantic; (ii) Crown Atlantic

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 3); and (iii) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (i) the shares of the Company's Common Stock contributed to Crown Atlantic and (ii) a payment (either in cash or in shares of the Company's Common Stock, at the Company's election) equal to approximately 15.6% of the fair market value of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and will include Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $63,944,000 in connection with this acquisition.

   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth")

   In March 1999, the Company entered into an agreement with BellSouth to acquire the operating rights for approximately 1,850 of their towers. The transaction is structured as a lease agreement and will be treated as a sale of the towers for tax purposes. The Company will pay BellSouth total consideration of $610,000,000, consisting of $430,000,000 in cash and $180,000,000 in shares of its common stock. As of September 30, 1999, the Company has closed on 1,452 of the towers and has paid $342,447,000 in cash and issued 7,129,733 shares of its common stock. The Company is accounting for this transaction as a purchase of tower assets.

   Powertel, Inc. ("Powertel")

   In March 1999, the Company entered into an agreement with Powertel to purchase approximately 650 of their towers and related assets. The total purchase price for these towers will be $275,000,000 in cash. As of September 30, 1999, the Company has closed on 619 of the towers and has paid $261,885,000 in cash. The Company is accounting for this transaction as an acquisition using the purchase method.

   BellSouth DCS

   In July 1999, the Company entered into an agreement with certain affiliates of BellSouth ("BellSouth DCS") to acquire the operating rights for approximately 773 of their towers. The transaction is structured as a lease agreement and will be treated as a sale of the towers for tax purposes. The Company will pay BellSouth DCS total consideration of $316,930,000 in cash. As of September 30, 1999, the Company has closed on 648 of these towers and has paid $266,857,000 in cash. The Company is accounting for this transaction as a purchase of tower assets.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                                             December 31,   September 30,
                                                                 1998           1999
                                                             ------------   -------------
                                                              (In thousands of dollars)
Senior Credit Facility                                           $  5,500      $   27,000
CTI Credit Facility                                                55,177         119,323
Crown Atlantic Credit Facility                                         --         180,000
10 5/8% Senior Discount Notes due 2007, net of discount           168,099         181,670
10 3/8% Senior Discount Notes due 2011, net of discount                --         313,258
9% Senior Notes due 2011                                               --         180,000
11 1/4% Senior Discount Notes due 2011, net of discount                --         153,237
9 1/2% Senior Notes due 2011                                           --         125,000
9% Guaranteed Bonds due 2007                                      200,934         199,279
                                                                 --------      ----------
                                                                 $429,710      $1,478,767
                                                                 ========      ==========

   CTI Credit Facility

   In June 1999, the CTI Credit Facility was amended to (i) increase the available borrowings to (Pounds)150,000,000 (approximately $246,855,000) and
(ii) extend the maturity date to June 2006. The amended facility comprises (i) a seven year (Pounds)100,000,000 (approximately $164,570,000) revolving loan facility which converts into a term loan facility on the third anniversary of the amendment date and (ii) a seven year (Pounds)50,000,000 (approximately $82,285,000) revolving loan facility. As of September 30, 1999, unused borrowing availability under the CTI Credit Facility amounted to approximately (Pounds)75,000,000 (approximately $123,428,000). Borrowings under the amended CTI Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 1.5%. The interest rate margin may be reduced by up to 0.875% (non-cumulatively) based on a financial test.

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

   Crown Atlantic Credit Facility

   Crown Atlantic has a credit agreement with a syndicate of banks (the "Crown Atlantic Credit Facility") which consists of a $250,000,000 secured revolving line of credit. Available borrowings under the Crown Atlantic Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic's assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

   On March 31, 1999, Crown Atlantic borrowed $180,000,000 under the Crown Atlantic Credit Facility to fund a portion of the cash payment to BAM (see Note
2). As of September 30, 1999, approximately $27,200,000 of borrowings was available under the Crown Atlantic Credit Facility, all of which was available for letters of credit. There were no letters of credit outstanding as of September 30, 1999.

   The amount of available borrowings under the Crown Atlantic Credit Facility will decrease by a stated amount at the end of each calendar quarter beginning on September 30, 2001 until March 31, 2006, at which

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES time any remaining borrowings must be repaid. Under certain circumstances, Crown Atlantic may be required to make principal prepayments under the Crown Atlantic Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain sales of equity or debt securities.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   11 1/4% Senior Discount Notes due 2011 (the "11 1/4% Discount Notes") and
    9 1/2% Senior Notes due 2011 (the "9 1/2% Notes")

   On July 27, 1999, the Company issued (i) $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Discount Notes for proceeds of $147,501,000 (net of original issue discount of $109,489,000 and after underwriting discounts of $3,010,000) and (ii) $125,000,000 aggregate principal amount of its 9 1/2% Notes for proceeds of $122,500,000 (after underwriting discounts of $2,500,000) (collectively, the "July Offerings"). The proceeds from the sale of these securities will be used to pay the purchase price for the BellSouth DCS transaction (see Note 2), to fund the initial interest payments on the 9 1/2% Notes and for general corporate purposes.

   The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Notes are due on each February 1 and August 1, commencing on February 1, 2000. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Notes is August 1, 2011.

   The 11 1/4% Discount Notes and the 9 1/2% Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2004 at prices of 105.625% and 104.75%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until August 1, 2007, after which time the 11 1/4% Discount Notes and the 9 1/2% Notes are redeemable at par. Prior to August 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 11 1/4% Discount Notes and the 9 1/2% Notes, at prices of 111.25% and 109.5%, respectively, of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   The 11 1/4% Discount Notes and the 9 1/2% Notes are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the Senior Credit Facility, the CTI Credit Facility, the Crown Atlantic Credit Facility and the CTI Bonds. The indentures governing the 11 1/4% Discount Notes and the 9 1/2% Notes place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company has designated Crown Atlantic as an Unrestricted Subsidiary (see
Note 2). Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                                                   September 30, 1999
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted    Unrestricted   Consolidation    Consolidated
                                               Subsidiaries   Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)

Cash and cash equivalents                        $  423,437     $   68,722   $          --      $  492,159
Other current assets                                 50,170         32,474              --          82,644
Property and equipment, net                       1,243,520      1,103,497              --       2,347,017
Investments in Unrestricted Subsidiaries            997,386             --        (997,386)             --
Goodwill and other intangible assets, net           136,870        471,185              --         608,055
Other assets, net                                    39,698         12,060              --          51,758
                                                 ----------     ----------       ---------      ----------
                                                 $2,891,081     $1,687,938       $(997,386)     $3,581,633
                                                 ==========     ==========       =========      ==========
Current liabilities                              $   29,616     $   75,518   $  --              $  105,134
Long-term debt                                      980,165        498,602              --       1,478,767
Other liabilities                                     2,712         61,959              --          64,671
Minority interests                                       --         54,473              --          54,473
Redeemable preferred stock                          220,909             --              --         220,909
Stockholders' equity                              1,657,679        997,386        (997,386)      1,657,679
                                                 ----------     ----------       ---------      ----------
                                                 $2,891,081     $1,687,938       $(997,386)     $3,581,633
                                                 ==========     ==========       =========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES


                                    Three Months Ended September 30, 1999               Nine Months Ended September 30, 1999
                                ---------------------------------------------   ---------------------------------------------------
                                 Company and                                     Company and
                                 Restricted     Unrestricted    Consolidated     Restricted     Unrestricted        Consolidated
                                Subsidiaries    Subsidiaries        Total       Subsidiaries    Subsidiaries           Total
                                -------------   -------------   -------------   -------------   -------------   -------------------
                                                                     (In thousands of dollars)
Net revenues                        $ 33,436        $ 65,491        $ 98,927        $ 63,483        $168,080           $231,563
Costs of operations                   14,068          30,578          44,646          25,410          79,477            104,887
 (exclusive of depreciation
 and amortization)
General and administrative             9,060           3,474          12,534          22,474           7,602             30,076
Corporate development                  1,151              43           1,194           3,403             731              4,134
Restructuring charges                     --              --              --           1,814              --              1,814
Non-cash compensation charges            340             161             501           1,064             608              1,672
Depreciation and amortization         15,494          24,356          39,850          26,103          63,266             89,369
                                    --------        --------        --------        --------        --------           --------
Operating income (loss)               (6,677)          6,879             202         (16,785)         16,396               (389)
Interest and other income              6,974             949           7,923           5,595           7,207             12,802
 (expense)
Interest expense and                 (23,060)        (11,446)        (34,506)        (44,450)        (27,898)           (72,348)
 amortization of deferred
 financing costs
Provision for income taxes               (71)             --             (71)           (268)             --               (268)
Minority interests                        --            (615)           (615)             --          (1,187)            (1,187)
Cumulative effect of change               --              --              --          (2,414)             --             (2,414)
 in accounting principle for        --------        --------        --------        --------        --------           --------
 costs of start-up activities
Net loss                            $(22,834)       $ (4,233)       $(27,067)       $(58,322)       $ (5,482)          $(63,804)
                                    ========        ========        ========        ========        ========           ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (i) the indenture governing the 10 3/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (ii) the indentures governing the 10 3/8% Discount Notes, the 9% Notes, the 11 1/4% Discount Notes and the 9 1/2% Notes (the "1999 Securities"):

                                                                                1997 and 1998       1999
                                                                                  Securities     Securities
                                                                                --------------   -----------
                                                                                 (In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 1999                       $ 11,032      $ 11,032
                                                                                     ========      ========
Consolidated Cash Flow, for the twelve months ended September 30, 1999               $ 13,487      $ 18,677
Less: Tower Cash Flow, for the twelve months ended September 30, 1999                 (24,551)      (24,551)
Plus: four times Tower Cash Flow, for the three months ended September 30,             44,128        44,128
 1999                                                                                --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended September 30,           $ 33,064      $ 38,254
 1999                                                                                ========      ========

4. REDEEMABLE PREFERRED STOCK

   On September 14, 1999, the Company entered into an agreement with General Electric Capital Corporation ("GECC") under which GECC has agreed to purchase $200,000,000 in aggregate liquidation preference of the Company's 8.25% Mandatorily Redeemable, Convertible Preferred Stock (the "Convertible Preferred Stock"). GECC's investment in the Convertible Preferred Stock is expected to close during the fourth quarter of 1999. The Company will receive net proceeds of approximately $191,500,000 (after structuring and underwriting fees of $8,500,000 but before other expenses of the transaction). The net proceeds will be used to pay a portion of the purchase price for the GTE joint venture (see
Note 10).

   GECC will be entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 31, June 30, September 30 and December 31 of each year. The Company will have the option to pay dividends in cash or in shares of its Common Stock having a current market value equal to the stated dividend amount. GECC will also receive warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time for a period of five years following the issue date.

   The Company will be required to redeem all outstanding shares of the Convertible Preferred Stock 12 1/2 years following the issue date at a price equal to the liquidation preference plus accumulated and unpaid dividends. On or after October 1, 2002, the shares will be redeemable at the option of the Company, in whole or in part, at a price of 104.125% of the liquidation preference. The redemption price will be reduced on an annual basis until October 1, 2005, at which time the shares will be redeemable at the liquidation preference. The shares will be convertible at the option of GECC, in whole or in part at any time, into shares of the Company's Common Stock at a conversion price of $26.875 per share of Common Stock.

   The Company's obligations with respect to the Convertible Preferred Stock will be subordinate to all indebtedness and the Exchangeable Preferred Stock of the Company, and will be effectively subordinate to all debt and liabilities of the Company's subsidiaries. The certificate of designations governing the Convertible Preferred Stock will place restrictions on the Company similar to those imposed by the Company's existing debt instruments and the Exchangeable Preferred Stock.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

5. STOCKHOLDERS' EQUITY

   On May 12, 1999, the Company sold shares of its common stock and debt securities in concurrent underwritten public offerings (collectively, the "May Offerings") (see Note 3). The Company sold 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000). The Company had granted the underwriters for the Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000). The proceeds from the Offerings will be used to pay the remaining purchase price for the BellSouth and Powertel transactions, to fund the initial interest payments on the 9% Notes and for general corporate purposes.

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

6. RESTRUCTURING CHARGES

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

7. PER SHARE INFORMATION

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                          -----------------------   -------------------------------
                                                             1998         1999         1998             1999
                                                          ----------   ----------   ----------   ------------------
                                                             (In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in                 $(17,444)    $(27,067)    $(30,476)         $(61,390)
 accounting principle
Dividends on preferred stock                                   (216)      (6,824)      (4,348)          (19,846)
                                                           --------     --------     --------          --------
Loss before cumulative effect of change in                  (17,660)     (33,891)     (34,824)          (81,236)
 accounting principle applicable to common stock
 for basic and diluted computations
Cumulative effect of change in accounting principle              --           --           --            (2,414)
                                                           --------     --------     --------          --------
Net loss applicable to common stock for basic and          $(17,660)    $(33,891)    $(34,824)         $(83,650)
 diluted computations                                      ========     ========     ========          ========

Weighted-average number of common shares                     53,879      149,621       25,262           123,067
 outstanding during the period for basic and diluted       ========     ========     ========          ========
 computations (in thousands)

Per common share - basic and diluted:
   Loss before cumulative effect of change in              $  (0.33)    $  (0.23)    $  (1.38)         $  (0.66)
    accounting principle
   Cumulative effect of change in accounting                     --           --           --             (0.02)
    principle                                              --------     --------     --------          --------
   Net loss                                                $  (0.33)    $  (0.23)    $  (1.38)         $  (0.68)
                                                           ========     ========     ========          ========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of September 30, 1999: (i) options to purchase 19,113,385 shares of common stock at exercise prices ranging from $-0- to $25.62 per share; (ii) warrants to purchase 1,194,990 shares of common stock at an exercise price of $7.50 per share; and (iii) shares of Castle Transmission Services (Holdings) Ltd ("CTI") stock which are convertible into 17,443,500 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

8. CONTINGENCIES

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

9. OPERATING SEGMENTS

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The Company is presenting the financial results of Crown Atlantic as a reportable operating segment for periods subsequent to its formation (see Note
2).  The financial results for the Company's operating segments are as follows:

                                                         Three Months Ended September 30, 1999
                                          -------------------------------------------------------------------
                                                                                   Corporate
                                                                        Crown        Office     Consolidated
                                              CCI           CTI        Atlantic    and Other        Total
                                          ------------   ----------   ----------   ----------   -------------
                                                              (In thousands of dollars)
Net revenues:
 Site rental and broadcast                 $   19,549     $ 43,863     $ 12,220    $      --      $   75,632
  transmission
 Network services and other                    13,730        5,400        4,008          157          23,295
                                           ----------     --------     --------     --------      ----------
                                               33,279       49,263       16,228          157          98,927
                                           ----------     --------     --------     --------      ----------
Costs of operations (exclusive of              13,943       23,091        7,487          125          44,646
 depreciation and amortization)
General and administrative                      7,887        1,672        1,802        1,173          12,534
Corporate development                              --           43           --        1,151           1,194
                                           ----------     --------     --------     --------      ----------
EBITDA                                         11,449       24,457        6,939       (2,292)         40,553
Non-cash compensation charges                      --          161           --          340             501
Depreciation and amortization                  15,195       16,283        8,073          299          39,850
                                           ----------     --------     --------     --------      ----------
Operating income (loss)                        (3,746)       8,013       (1,134)      (2,931)            202
Interest and other income (expense)                 8          137          812        6,966           7,923
Interest expense and amortization of           (1,189)      (7,301)      (4,145)     (21,871)        (34,506)
 deferred financing costs
Provision for income taxes                        (12)          --           --          (59)            (71)
Minority interests                                 --       (1,012)         397           --            (615)
                                           ----------     --------     --------     --------      ----------
Net loss                                   $   (4,939)    $   (163)    $ (4,070)    $(17,895)     $  (27,067)
                                           ==========     ========     ========     ========      ==========
Capital expenditures                       $   36,991     $ 42,395     $  6,579     $     98      $   86,063
                                           ==========     ========     ========     ========      ==========
Total assets (at period end)               $1,438,864     $981,004     $706,934     $454,831      $3,581,633
                                           ==========     ========     ========     ========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                        Nine Months Ended September 30, 1999
                                          ----------------------------------------------------------------
                                                                                Corporate
                                                                      Crown       Office     Consolidated
                                             CCI          CTI       Atlantic    and Other        Total
                                          ----------   ----------   ---------   ----------   -------------
                                                             (In thousands of dollars)
Net revenues:
 Site rental and broadcast                 $ 34,428     $124,600     $24,107    $      --        $183,135
  transmission
 Network services and other                  27,615       14,866       4,507        1,440          48,428
                                           --------     --------     -------     --------        --------
                                             62,043      139,466      28,614        1,440         231,563
                                           --------     --------     -------     --------        --------
Costs of operations (exclusive of            24,328       66,142      13,335        1,082         104,887
 depreciation and amortization)
General and administrative                   18,775        4,732       2,870        3,699          30,076
Corporate development                            --          731          --        3,403           4,134
                                           --------     --------     -------     --------        --------
EBITDA                                       18,940       67,861      12,409       (6,744)         92,466
Restructuring charges                         1,814           --          --           --           1,814
Non-cash compensation charges                    67          608          --          997           1,672
Depreciation and amortization                25,231       47,404      15,862          872          89,369
                                           --------     --------     -------     --------        --------
Operating income (loss)                      (8,172)      19,849      (3,453)      (8,613)           (389)
Interest and other income (expense)            (450)         391       3,973        8,888          12,802
Interest expense and amortization of         (2,999)     (19,828)     (8,070)     (41,451)        (72,348)
 deferred financing costs
Provision for income taxes                      (57)          --          --         (211)           (268)
Minority interests                               --       (2,608)      1,421           --          (1,187)
Cumulative effect of change in               (2,014)          --          --         (400)         (2,414)
 accounting principle for costs of         --------     --------     -------     --------        --------
 start-up activities
Net loss                                   $(13,692)    $ (2,196)    $(6,129)    $(41,787)       $(63,804)
                                           ========     ========     =======     ========        ========

Capital expenditures                       $ 80,209     $125,034     $ 7,697     $    687        $213,627
                                           ========     ========     =======     ========        ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                     Three Months Ended September 30, 1998              Nine Months Ended September 30, 1998
                                -----------------------------------------------  --------------------------------------------------
                                                         Corporate    Consoli-                              Corporate     Consoli-
                                                          Office        dated                                Office         dated
                                   CCI         CTI       and Other      Total       CCI          CTI        and Other       Total
                                ----------  ----------  -----------  ----------  ----------   ----------   -----------   -----------
                                                                     (In thousands of dollars)
Net revenues:
 Site rental and broadcast        $ 5,682     $12,326   $       --     $ 18,008    $16,130    $12,326    $       --      $ 28,456
  transmission
 Network services and other         8,878       1,942           66       10,886     21,598      1,942           265        23,805
                                  -------     -------     --------     --------    -------    -------      --------      --------
                                   14,560      14,268           66       28,894     37,728     14,268           265        52,261
                                  -------     -------     --------     --------    -------    -------      --------      --------
Costs of operations                 6,804       6,255           --       13,059     16,377      6,255            --        22,632
 (exclusive of depreciation
 and amortization)
General and administrative          4,679         752          823        6,254     12,115        752         2,155        15,022
Corporate development                  --          --          816          816         --         --         2,838         2,838
                                  -------     -------     --------     --------    -------    -------      --------      --------
EBITDA                              3,077       7,261       (1,573)       8,765      9,236      7,261        (4,728)       11,769
Non-cash compensation charges          --       1,977        9,384       11,361         --      1,977         9,384        11,361
Depreciation and amortization       4,156       5,063          191        9,410     11,597      5,063           445        17,105
                                  -------     -------     --------     --------    -------    -------      --------      --------
Operating income (loss)            (1,079)        221      (11,148)     (12,006)    (2,361)       221       (14,557)      (16,697)
Equity in earnings of                  --          --        1,530        1,530         --         --         2,055         2,055
 unconsolidated affiliate
Interest and other income               4          54          865          923         15         54         2,224         2,293
 (expense)
Interest expense and               (1,499)     (1,677)      (4,378)      (7,554)    (3,138)    (1,677)      (12,766)      (17,581)
 amortization of deferred
 financing costs
Provision for income taxes             (9)         --           --           (9)      (218)        --            --          (218)
Minority interests                     --        (328)          --         (328)        --       (328)           --          (328)
                                  -------     -------     --------     --------    -------    -------      --------      --------
Net loss                          $(2,583)    $(1,730)    $(13,131)    $(17,444)   $(5,702)   $(1,730)     $(23,044)     $(30,476)
                                  =======     =======     ========     ========    =======    =======      ========      ========
Capital expenditures              $10,848     $12,234     $  1,894     $ 24,976    $62,105    $12,234      $  3,389      $ 77,728
                                  =======     =======     ========     ========    =======    =======      ========      ========

10. SUBSEQUENT EVENTS

   Agreement With GTE Corporation ("GTE")

   On November 7, 1999, the Company entered into an agreement with GTE to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. Upon formation of Crown Castle GT (which is expected to occur in 2000), (i) the Company will contribute $725,000,000 in cash (less an amount borrowed by Crown Castle GT under an anticipated bank credit agreement) and $1,000,000 in shares of its Common Stock in exchange for a 75.2% ownership interest in Crown Castle GT, and (ii) GTE will contribute approximately 2,322 towers in exchange for a cash distribution of $700,000,000 from Crown Castle GT and a 24.8% interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE would receive (i) the shares of the Company's Common Stock contributed to Crown Castle GT and (ii) a payment equal to 14.5% of the fair market value of Crown Castle GT's other net assets; the Company would then receive the remaining assets and liabilities of Crown Castle GT. The Company will account for its investment in Crown Castle GT as a purchase of tower assets, and will include Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, the Company placed $50,000,000 into an escrow account; such funds would be forfeited if the Company failed to close this transaction because it was unable to obtain adequate financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding the Company's consolidated financial condition as of September 30, 1999 and its results of operations for the three- and nine-month periods ended September 30, 1998 and 1999. The statements in this discussion regarding the industry outlook, the Company's expectations regarding the future performance of its businesses, and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to capital expenditures decisions to be made in the future by wireless communications carriers and broadcasters and the risks and uncertainties described in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-74553) (the "Registration Statement") filed with the Securities and Exchange Commission (the "SEC"). This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 RESULTS OF OPERATIONS

   In August 1998, the Company consummated a share exchange with the shareholders of CTI, pursuant to which the Company's ownership of CTI increased from approximately 34.3% to 80%. Results of operations of CTI are included in the Company's consolidated financial statements for the periods subsequent to the date the exchange was consummated. On March 31, 1999, the Company formed Crown Atlantic, and in June 1999, the Company closed on the initial tower purchases from the BellSouth and Powertel transactions. In July through September 1999, the Company closed on additional tower purchases from the BellSouth transaction and the initial tower purchases from the BellSouth DCS transaction. Results of operations of Crown Atlantic are included in the Company's consolidated financial statements subsequent to the date of formation, and results of operations from the BellSouth, Powertel and BellSouth DCS towers are included subsequent to the respective purchase dates. As a result of these transactions, the Company's results of operations for the three and nine months ended September 30, 1998 are not comparable to the results of operations for the three and nine months ended September 30, 1999.

   The following information is derived from the Company's Consolidated Statements of Operations for the periods indicated.

                                 Three Months Ended       Three Months Ended       Nine Months Ended         Nine Months Ended
                                 September 30, 1998       September 30, 1999       September 30, 1998        September 30, 1999
                               -----------------------  ----------------------   -----------------------   ----------------------
                                            Percent                   Percent                   Percent                   Percent
                                              of                       of                         of                        of
                                              Net                      Net                        Net                       Net
                                Amount     Revenues      Amount      Revenues      Amount      Revenues      Amount      Revenues
                              -----------  ---------   -----------  ----------   -----------   ---------   -----------   ---------
                                                                    (Dollars in thousands)
Net revenues:
 Site rental and broadcast      $ 18,008       62.3%     $ 75,632        76.5%     $ 28,456        54.4%     $183,135        79.1%
  transmission
 Network services and other       10,886       37.7        23,295        23.5        23,805        45.6        48,428        20.9
                                --------     ------      --------      ------      --------      ------      --------      ------
    Total net revenues            28,894      100.0        98,927       100.0        52,261       100.0       231,563       100.0
                                --------     ------      --------      ------      --------      ------      --------      ------
Operating expenses:
 Costs of operations:
   Site rental and broadcast       5,980       33.2        32,934        43.5         8,398        29.5        78,018        42.6
    transmission
   Network services and other      7,079       65.0        11,712        50.3        14,234        59.8        26,869        55.5
                                --------                 --------                  --------                  --------
    Total costs of operations     13,059       45.2        44,646        45.1        22,632        43.3       104,887        45.3
 General and administrative        6,254       21.7        12,534        12.7        15,022        28.8        30,076        13.0
 Corporate development               816        2.8         1,194         1.2         2,838         5.4         4,134         1.8
 Restructuring charges                --         --            --          --            --          --         1,814         0.8
 Non-cash compensation            11,361       39.3           501         0.5        11,361        21.7         1,672         0.7
  charges
 Depreciation and                  9,410       32.6        39,850        40.3        17,105        32.7        89,369        38.6
  amortization                  --------     ------      --------      ------      --------      ------      --------      ------
Operating income (loss)          (12,006)     (41.6)          202         0.2       (16,697)      (31.9)         (389)       (0.2)
Other income (expense):
Equity in earnings of              1,530        5.3            --          --         2,055         3.9            --          --
 unconsolidated affiliate
 Interest and other income           923        3.2         7,923         8.0         2,293         4.4        12,802         5.5
  (expense)
 Interest expense and             (7,554)     (26.1)      (34,506)      (34.9)      (17,581)      (33.7)      (72,348)      (31.2)
  amortization of deferred      --------     ------      --------      ------      --------      ------      --------      ------
  financing costs
Loss before income taxes,        (17,107)     (59.2)      (26,381)      (26.7)      (29,930)      (57.3)      (59,935)      (25.9)
 minority interests and
 cumulative effect of change
 in accounting principle
Provision for income taxes            (9)      (0.1)          (71)       (0.1)         (218)       (0.4)         (268)       (0.1)
Minority interests                  (328)      (1.1)         (615)       (0.6)         (328)       (0.6)       (1,187)       (0.5)
                                --------     ------      --------      ------      --------      ------      --------      ------
Loss before cumulative           (17,444)     (60.4)      (27,067)      (27.4)      (30,476)      (58.3)      (61,390)      (26.5)
 effect of change in
 accounting principle
Cumulative effect of change           --         --            --          --            --          --        (2,414)       (1.1)
 in accounting principle for    --------     ------      --------      ------      --------      ------      --------      ------
 costs of start-up activities
Net loss                        $(17,444)    (60.4)%     $(27,067)     (27.4)%     $(30,476)     (58.3)%     $(63,804)     (27.6)%
                                ========     ======      ========      ======      ========      ======      ========      ======

   Comparison of Three Months Ended September 30, 1999 and 1998

   Consolidated revenues for the three months ended September 30, 1999 were $98.9 million, an increase of $70.0 million from the three months ended September 30, 1998. This increase was primarily attributable to (i) a $57.6 million, or 320.0%, increase in site rental and broadcast transmission revenues, of which $31.5 million was attributable to CTI, $12.2 million was attributable to Crown Atlantic and $13.9 million was attributable to the Crown operations;
(ii) a $4.9 million increase in network services and other revenues from the Crown operations; (iii) a $3.5 million increase in network services and other revenues from CTI; and (iv) $4.0 million in network services and other revenues from Crown Atlantic.

   Costs of operations for the three months ended September 30, 1999 were $44.6 million, an increase of $31.6 million from the three months ended September 30, 1998. This increase was primarily attributable to (i) a $27.0 million increase in site rental and broadcast transmission costs, of which $15.6 million was attributable to CTI, $5.6 million was attributable to Crown Atlantic and $5.8 million was attributable to the Crown operations; (ii) a $1.3 million increase in network services costs related to the Crown operations; (iii) a $1.3 million increase in network services costs from CTI; and (iv) $1.9 million in network services costs from Crown Atlantic. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 43.5% for the three months ended September 30, 1999 from 33.2% for the three months ended September 30, 1998 because of higher costs attributable to the CTI, Crown Atlantic and Crown operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 50.3% for the three months ended September 30, 1999 from 65.0% for the three months ended September 30, 1998 due to higher margins from the CTI, Crown Atlantic and Crown operations.

   General and administrative expenses for the three months ended September 30, 1999 were $12.5 million, an increase of $6.3 million from the three months ended September 30, 1998. This increase was primarily attributable to (i) a $3.2 million increase in expenses related to the Crown operations; (ii) a $0.4 million increase in expenses at the Company's corporate office; (iii) a $0.9 million increase in expenses at CTI; and (iv) $1.8 million in expenses at Crown Atlantic. General and administrative expenses as a percentage of revenues decreased for the three months ended September 30, 1999 to 12.7% from 21.7% for the three months ended September 30, 1998 because of lower overhead costs as a percentage of revenues for CTI, Crown Atlantic and Crown.

   Corporate development expenses for the three months ended September 30, 1999 were $1.2 million, compared to $0.8 million for the three months ended September 30, 1998. This increase was primarily attributable to an increase in expenses at the Company's corporate office.

   For the three months ended September 30, 1999, the Company has recorded non-cash compensation charges of $0.5 million related to the issuance of stock options to certain employees and executives, compared to $11.4 million for the three months ended September 30, 1998.

   Depreciation and amortization for the three months ended September 30, 1999 was $39.9 million, an increase of $30.4 million from the three months ended September 30, 1998. This increase was primarily attributable to (i) $11.2 million of depreciation and amortization related to the property and equipment and goodwill from CTI; (ii) $8.1 million of depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic; and
(iii) a $11.0 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the Crown operations.

   The equity in earnings of unconsolidated affiliate represents the Company's 34.3% share of CTI's net earnings (losses) for the periods prior to August 1998 (at which time the share exchange with CTI's shareholders was consummated). For the two months ended August 31, 1998, after making appropriate adjustments to CTI's results of operations for such period to conform to generally accepted accounting principles of the United States, CTI had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $25.4 million, $7.4 million, $3.1 million and $4.5 million, respectively. Included in CTI's results of operations for such period are non-cash compensation charges for approximately $0.6 million related to the issuance of stock options to certain members of CTI's management.

   Interest and other income (expense) for the three months ended September 30, 1999 resulted primarily from (i) the investment of the remaining portion of the cash contribution from the formation of Crown Atlantic in March 1999; (ii) the investment of the excess proceeds from the sale of the Company's common stock, 10 3/8% Discount Notes and 9% Notes in May 1999; and (iii) the investment of the net proceeds from the sale of the Company's 11 1/4% Discount Notes and 9 1/2% Notes in July 1999; partially offset by costs incurred in connection with unsuccessful acquisition attempts and an offering of common stock by one of the Company's shareholders. Interest and other income (expense) for the three months ended September 30, 1998 resulted primarily from (i) the investment of the excess proceeds from the sale of the Company's 10 3/8% Senior Discount Notes (the "10 3/8% Discount Notes") in November 1997; and (ii) the investment of the net proceeds from the Company's initial public offering of common stock in August 1998 (the "IPO").

   Interest expense and amortization of deferred financing costs for the three months ended September 30, 1999 was $34.5 million, an increase of $27.0 million, or 356.8%, from the three months ended September 30, 1998. This increase was primarily attributable to interest on indebtedness at CTI and Crown Atlantic, amortization of the original issue discount on the 10 3/8% Discount Notes and the 11 1/4% Discount Notes, and interest on the 9% Notes and the 9 1/2% Notes.

   Minority interests represent the minority shareholder's 20% interest in CTI's operations and the minority partner's 38.5% interest in Crown Atlantic's operations.

   Comparison of Nine Months Ended September 30, 1999 and 1998

   Consolidated revenues for the nine months ended September 30, 1999 were $231.6 million, an increase of $179.3 million from the nine months ended September 30, 1998. This increase was primarily attributable to (i) a $154.7 million, or 543.6%, increase in site rental and broadcast transmission revenues, of which $112.3 million was attributable to CTI, $24.1 million was attributable to Crown Atlantic and $18.3 million was attributable to the Crown operations;
(ii) a $6.0 million increase in network services and other revenues from the Crown operations; (iii) a $12.9 million increase in network services and other revenues from CTI; and (iv) $4.5 million in network services and other revenues from Crown Atlantic.

   Costs of operations for the nine months ended September 30, 1999 were $104.9 million, an increase of $82.3 million from the nine months ended September 30, 1998. This increase was primarily attributable to (i) a $69.6 million increase in site rental and broadcast transmission costs, of which $50.9 million was attributable to CTI, $11.2 million was attributable to Crown Atlantic and $7.5 million was attributable to the Crown operations; (ii) a $0.5 million increase in network services costs related to the Crown operations; (iii) an $8.9 million increase in network services costs from CTI; and (iv) $2.1 million in network services costs from Crown Atlantic. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 42.6% for the nine months ended September 30, 1999 from 29.5% for the nine months ended September 30, 1998 because of higher costs attributable to the CTI, Crown Atlantic and Crown operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 55.5% for the nine months ended September 30, 1999 from 59.8% for the nine months ended September 30, 1998, primarily due to higher margins from the CTI, Crown Atlantic and Crown operations.

   General and administrative expenses for the nine months ended September 30, 1999 were $30.1 million, an increase of $15.1 million from the nine months ended September 30, 1998. This increase was primarily attributable to (i) a $6.7 million increase in expenses related to the Crown operations; (ii) a $1.5 million increase in expenses at the Company's corporate office; (iii) a $4.0 million increase in expenses at CTI; and (iv) $2.9 million in expenses at Crown Atlantic. General and administrative expenses as a percentage of revenues decreased for the nine months ended September 30, 1999 to 13.0% from 28.8% for the nine months ended September 30, 1998 because of lower overhead costs as a percentage of revenues for CTI, Crown Atlantic and Crown.

   Corporate development expenses for the nine months ended September 30, 1999 were $4.1 million, compared to $2.8 million for the nine months ended September 30, 1998. This increase was attributable to (i) a $0.6 million increase in expenses at the Company's corporate office and (ii) $0.7 million in expenses at CTI. Corporate development expenses for the nine months ended September 30, 1998 include discretionary bonuses related to the Company's performance totaling approximately $0.8 million for certain members of the Company's management.

   In connection with the formation of Crown Atlantic, the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. For the nine months ended September 30, 1999, the Company has recorded one-time charges of $1.8 million related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space.

   For the nine months ended September 30, 1999, the Company has recorded non-cash compensation charges of $1.7 million related to the issuance of stock options to certain employees and executives, compared to $11.4 million for the nine months ended September 30, 1998.

   Depreciation and amortization for the nine months ended September 30, 1999 was $89.4 million, an increase of $72.3 million from the nine months ended September 30, 1998. This increase was primarily attributable to (i) $42.3 million of depreciation and amortization related to the property and equipment and goodwill from CTI; (ii) $15.9 million of depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic; and (iii) a $13.6 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the Crown operations.

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

   Interest and other income (expense) for the nine months ended September 30, 1999 resulted primarily from (i) the investment of the net proceeds from the Company's IPO; (ii) the investment of the excess proceeds from the sale of the 12 3/4% Senior Exchangeable Preferred Stock in December 1998 (the "Exchangeable Preferred Stock"); (iii) the investment of the excess proceeds from the sale of the Company's common stock, 10 3/8% Discount Notes and 9% Notes in May 1999; and
(iv) the investment of the net proceeds from the sale of the Company's 11 1/4% Discount Notes and 9 1/2% Notes in July 1999; partially offset by costs incurred in connection with unsuccessful acquisition attempts, costs incurred in connection with an offering of common stock by one of the Company's shareholders and a loss incurred upon the disposition of an investment in an affiliate. Interest and other income (expense) for the nine months ended September 30, 1998 resulted primarily from (i) the investment of the excess proceeds from the sale of the Company's 10 3/8% Discount Notes in November 1997; and (ii) the investment of the net proceeds from the Company's IPO in August 1998.

   Interest expense and amortization of deferred financing costs for the nine months ended September 30, 1999 was $72.3 million, an increase of $54.8 million, or 311.5%, from the nine months ended September 30, 1998. This increase was primarily attributable to interest on indebtedness at CTI and Crown Atlantic, amortization of the original issue discount on the 10 3/8% Discount Notes and the 11 1/4% Discount Notes, interest on the 9% Notes and the 9 1/2% Notes, and interest and fees on the term loans used to finance the escrow deposits for the BellSouth and Powertel transactions.

   Minority interests represent the minority shareholder's 20% interest in CTI's operations and the minority partner's 38.5% interest in Crown Atlantic's operations.

   The cumulative effect of the change in accounting principle for costs of start-up activities represents the charge recorded by the Company upon the adoption of SOP 98-5 on January 1, 1999.

 LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1999, the Company had consolidated cash and cash equivalents of $492.2 million (including $18.2 million at CTI and $50.5 million at Crown Atlantic), consolidated long-term debt of $1,478.8 million, consolidated redeemable preferred stock of $220.9 million and consolidated stockholders' equity of $1,657.7 million.

   The Company's business strategy contemplates substantial capital expenditures
(i) in connection with the expansion of its tower portfolios by partnering with wireless carriers to assume ownership or control of their existing towers, by pursuing build-to-suit opportunities and by pursuing other tower acquisition opportunities and (ii) to acquire existing transmission networks globally as opportunities arise. Since its inception, the Company has generally funded its activities (other than acquisitions and investments) through excess proceeds from contributions of equity capital and cash provided by operations. The Company has financed acquisitions and investments with the proceeds from equity contributions, borrowings under the Senior Credit Facility, issuances of debt securities and the issuance of promissory notes to sellers. Since its inception, CTI has generally funded its activities (other than the acquisition of the BBC Home Service Transmission Business) through cash provided by operations and borrowings under the CTI Credit Facility. CTI financed the acquisition of the BBC Home Service Transmission Business with the proceeds from equity contributions and the issuance of the CTI Bonds.

   For the nine months ended September 30, 1998 and 1999, the Company's net cash provided by operating activities was $3.4 million and $75.7 million, respectively. For the nine months ended September 30, 1998 and 1999, the Company's net cash provided by financing activities was $219.2 million and $1,437.0 million, respectively. The Company's primary financing-related activities in the first nine months of 1999 were borrowings under revolving credit agreements amounting to $84.8 million, the consummation of the May and July Offerings and the sale of stock to TdF pursuant to TdF's preemptive rights.

   On May 12, 1999, the Company consummated the May Offerings.  The Company sold
(i) 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352.8 million (after underwriting discounts of $14.7 million); (ii) $500.0 million aggregate principal amount (at maturity) of its 10 3/8% Discount Notes for proceeds of $292.6 million (net of original issue discount of $198.3 million and after underwriting discounts of $9.1 million); and (iii) $180.0 million aggregate principle amount of its 9% Notes for proceeds of $174.6 million (after underwriting discounts of $5.4 million). The Company had granted the underwriters for the Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52.9 million (after underwriting discounts of $2.2 million). A portion of the proceeds from the Offerings was used to repay amounts drawn under the term loans in connection with the BellSouth and Powertel transactions. The remaining proceeds from the Offerings will be used to pay the remaining purchase price for such transactions, to fund the initial interest payments on the 9% Notes and for general corporate purposes.

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

   On September 14, 1999, the Company entered into an agreement under which GECC has agreed to purchase $200.0 million in aggregate liquidation preference of the Company's Convertible Preferred Stock (see Note 4). GECC's investment in the Convertible Preferred Stock is expected to close during the fourth quarter of 1999. The Company will receive net proceeds of approximately $191.5 million (after structuring and underwriting fees of $8.5 million but before other expenses of the transaction). The net proceeds will be used to pay a portion of the purchase price for the GTE joint venture (see Note 10). GECC will also receive warrants to purchase 1.0 million shares of the Company's Common Stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time for a period of five years following the issue date.

   Capital expenditures were $213.6 million for the nine months ended September 30, 1999, of which $0.7 million were for CCIC, $80.2 million were for Crown, $7.7 million were for Crown Atlantic and $125.0 million were for CTI. The Company anticipates that it will build, through the end of 1999, between 900 and 1,200 towers at an aggregate cost of between $170.0 million and $220.0 million. The Company also expects that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)40.0 million ($65.8 million).

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

   In connection with the BellSouth transaction, through September 30, 1999, the Company has issued approximately 7.1 million shares of its common stock and paid BellSouth $342.4 million in cash. The Company expects to (i) issue an additional 2.0 million shares of its common stock and (ii) use a portion of the net proceeds from the May Offerings to finance the remaining $267.6 million cash purchase price for this transaction.

   In connection with the Powertel acquisition, the Company paid Powertel $261.5 million in cash on June 1, 1999. The Company expects to use a portion of the net proceeds from the May Offerings to finance the remaining $13.5 million cash purchase price for this transaction.

   In connection with the BellSouth DCS transaction, through September 30, 1999, the Company has paid BellSouth DCS $266.9 million in cash. The Company expects to use a portion of the net proceeds from the July Offerings to finance the remaining $50.1 million cash purchase price for this transaction.

   On November 7, 1999, the Company entered into an agreement with GTE to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. Upon formation of Crown Castle GT (which is expected to occur in 2000), (i) the Company will contribute $725.0 million in cash (less an amount borrowed by Crown Castle GT under an anticipated bank credit agreement) and $1.0 million in shares of its Common Stock in exchange for a 75.2% ownership interest in Crown Castle GT, and (ii) GTE will contribute approximately 2,322 towers in exchange for a cash distribution of $700.0 million from Crown Castle GT and a 24.8% interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE would receive (i) the shares of the Company's Common Stock contributed to Crown Castle GT and (ii) a payment equal to 14.5% of the fair market value of Crown Castle GT's other net assets; the Company would then receive the remaining assets and liabilities of Crown Castle GT. The Company will account for its investment in Crown Castle GT as a purchase of tower assets, and will include Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, the Company placed $50.0 million into an escrow account; such funds would be forfeited if the Company failed to close this transaction because it was unable to obtain adequate financing.

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

   The Company's liquidity may also be materially impacted if it fails to complete the GTE joint venture transaction. The Company is currently investigating various financing alternatives for this proposed transaction. There can be no assurance, however, that the Company will be able to obtain any such financing, and it may be forced to forego this transaction. If that were to occur, the Company would likely be forced to forfeit the related escrow payment. If the Company were to fail to consummate the proposed transaction and forfeit the

$50.0 million escrow payment made in connection with the proposed transaction, it would have a material adverse effect on the Company's financial condition, including its ability to implement its current business strategy.

   To fund the execution of the Company's business strategy, including the recent transactions described above and the construction of new towers that the Company has agreed to build, the Company and its subsidiaries expect to use the net proceeds from the May and July Offerings, the borrowings available under the Senior Credit Facility, the borrowings available under the CTI Credit Facility, the borrowings available under the Crown Atlantic Credit Facility and the remaining net proceeds from the sale in 1997 of the 10 3/8% Discount Notes. The Company will have additional cash needs to fund its operations in the future. The Company may also have additional cash needs in the near-term if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that the Company is currently pursuing could require significant additional capital. In the event the Company does not otherwise have cash available, or borrowings under its credit facilities have otherwise been utilized, when cash needs arise, the Company would be forced to seek additional debt or equity financing or to forego the opportunity. In the event the Company determines to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of the Company's existing indebtedness.

   As of November 1, 1999, (i) the Company's subsidiaries had approximately $36.3 million of unused borrowing availability under the Senior Credit Facility;
(ii) CTI had unused borrowing availability under the CTI Credit Facility of approximately (Pounds)75.0 million ($123.4 million); and (iii) Crown Atlantic had approximately $27.2 million of unused borrowing availability under the Crown Atlantic Credit Facility. The Company's various credit facilities require its subsidiaries to maintain certain financial covenants and place restrictions on the ability of the Company's subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to the Company.

   If the Company is unable to refinance its subsidiary debt or renegotiate the terms of such debt, it may not be able to meet its debt service requirements, including interest payments on the notes, in the future. The 9% Notes and the 9 1/2% Notes will require annual cash interest payments of approximately $16.2 million and $11.9 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on the 10 3/8% Discount Notes, the 10 3/8% Discount Notes and the 11 1/4% Discount Notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% Discount Notes, the 10 3/8% Discount Notes and the 11 1/4% Discount Notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, the Company does not expect to pay cash dividends on the Exchangeable Preferred Stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, the Exchangeable Preferred Stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CTI Bonds are (Pounds)11.25 million ($18.5 million). In addition, the Senior Credit Facility, the CTI Credit Facility and the Crown Atlantic Credit Facility will require periodic interest payments on amounts borrowed thereunder.

   As a holding company, the Company will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 3/8% Discount Notes, the 10 3/8% Discount Notes and the 11 1/4% Discount Notes. As described above, the terms of the indebtedness of the Company's subsidiaries significantly limit such subsidiaries' ability to distribute cash to the Company. As a result, the Company will be required to apply a portion of the net proceeds from the recent debt offerings to fund interest payments on the cash-pay notes. If the Company does not retain sufficient funds from the offerings or any future financing, it may not be able to make its interest payments on the cash-pay notes.

   The Company's ability to make scheduled payments of principal of, or to pay interest on, its debt obligations, and its ability to refinance any such debt obligations, will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company anticipates that it may need to refinance all or a portion of its indebtedness on or prior to its scheduled maturity. There can be no assurance that the Company will be able to effect any required refinancings of its indebtedness on commercially reasonable terms or at all.

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

   The Company has designated Crown Atlantic as an Unrestricted Subsidiary. Summarized financial information for (i) the Company and its Restricted Subsidiaries and (ii) the Company's Unrestricted Subsidiaries is as follows:

                                                                   September 30, 1999
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted    Unrestricted   Consolidation    Consolidated
                                               Subsidiaries   Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)
Cash and cash equivalents                        $  423,437     $   68,722   $          --      $  492,159
Other current assets                                 50,170         32,474              --          82,644
Property and equipment, net                       1,243,520      1,103,497              --       2,347,017
Investments in Unrestricted Subsidiaries            997,386             --        (997,386)             --
Goodwill and other intangible assets, net           136,870        471,185              --         608,055
Other assets, net                                    39,698         12,060              --          51,758
                                                 ----------     ----------       ---------      ----------
                                                 $2,891,081     $1,687,938       $(997,386)     $3,581,633
                                                 ==========     ==========       =========      ==========
Current liabilities                              $   29,616     $   75,518   $  --              $  105,134
Long-term debt                                      980,165        498,602              --       1,478,767
Other liabilities                                     2,712         61,959              --          64,671
Minority interests                                       --         54,473              --          54,473
Redeemable preferred stock                          220,909             --              --         220,909
Stockholders' equity                              1,657,679        997,386        (997,386)      1,657,679
                                                 ----------     ----------       ---------      ----------
                                                 $2,891,081     $1,687,938       $(997,386)     $3,581,633
                                                 ==========     ==========       =========      ==========

                                    Three Months Ended September 30, 1999               Nine Months Ended September 30, 1999
                                ---------------------------------------------   --------------------------------------------------
                                 Company and                                     Company and
                                 Restricted     Unrestricted    Consolidated     Restricted     Unrestricted        Consolidated
                                Subsidiaries    Subsidiaries        Total       Subsidiaries    Subsidiaries           Total
                                -------------   -------------   -------------   -------------   -------------   -------------------
                                                                     (In thousands of dollars)
Net revenues                        $ 33,436        $ 65,491        $ 98,927        $ 63,483        $168,080               $231,563
Costs of operations                   14,068          30,578          44,646          25,410          79,477                104,887
 (exclusive of depreciation
 and amortization)
General and administrative             9,060           3,474          12,534          22,474           7,602                 30,076
Corporate development                  1,151              43           1,194           3,403             731                  4,134
Restructuring charges                     --              --              --           1,814              --                  1,814
Non-cash compensation charges            340             161             501           1,064             608                  1,672
Depreciation and amortization         15,494          24,356          39,850          26,103          63,266                 89,369
                                    --------        --------        --------        --------        --------               --------
Operating income (loss)               (6,677)          6,879             202         (16,785)         16,396                   (389)
Interest and other income              6,974             949           7,923           5,595           7,207                 12,802
 (expense)
Interest expense and                 (23,060)        (11,446)        (34,506)        (44,450)        (27,898)               (72,348)
 amortization of deferred
 financing costs
Provision for income taxes               (71)             --             (71)           (268)             --                   (268)
Minority interests                        --            (615)           (615)             --          (1,187)                (1,187)
Cumulative effect of change               --              --              --          (2,414)             --                 (2,414)
 in accounting principle for        --------        --------        --------        --------        --------               --------
 costs of start-up activities
Net loss                            $(22,834)       $ (4,233)       $(27,067)       $(58,322)       $ (5,482)              $(63,804)
                                    ========        ========        ========        ========        ========               ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (i) the indenture governing the 10 3/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (ii) the indentures governing the 10 3/8% Discount Notes, the 9% Notes, the 11 1/4% Discount Notes and the 9 1/2% Notes (the "1999 Securities"):

                                                                                1997 and 1998       1999
                                                                                  Securities     Securities
                                                                                --------------   -----------
                                                                                 (In thousands of dollars)

Tower Cash Flow, for the three months ended September 30, 1999                       $ 11,032      $ 11,032
                                                                                     ========      ========
Consolidated Cash Flow, for the twelve months ended September 30, 1999               $ 13,487      $ 18,677
Less: Tower Cash Flow, for the twelve months ended September 30, 1999                 (24,551)      (24,551)
Plus: four times Tower Cash Flow, for the three months ended September 30,             44,128        44,128
 1999                                                                                --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended September 30,           $ 33,064      $ 38,254
 1999                                                                                ========      ========

 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5").

SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 requires that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2.4 million in the Company's financial statements for the three months ended March 31, 1999.

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

   Our year 2000 project is divided into the following phases: (1) inventorying year 2000 items; (2) assigning priorities to identified items; (3) assessing the year 2000 compliance of items determined to be material to us; (4) repairing or replacing material items that are determined not to be year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location. We have completed the inventory, priority assessment and compliance assessment phases. We are now continuing with the testing phase of the year 2000 project. All critical broadcast equipment and non-information technology related equipment has been tested and is either year 2000 compliant or has been designated as year 2000 ready. A year 2000 ready designation implies the equipment or system will function without adverse effects beyond year 2000 but may not be aware of the century. All critical information technology systems have been designated year 2000 compliant or are scheduled to be retired or remediated by November 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Testing as well as remediation is scheduled for completion in November 1999. The final phase of our year 2000 project, contingency planning, will be completed and tested to the extent possible by November 1999.

   We have expended approximately $7.5 million on the year 2000 project through September 30, 1999, of which approximately $6.8 million related to the implementation of the J.D. Edwards Systems and related hardware. Funds for the year 2000 project are provided from a separate budget of approximately $0.4 million for all remaining items.

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

                          PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 31, 1999, the Company contributed via its wholly owned subsidiary, CCA Investment Corp. ("CCA"), 15,597,783 shares of common stock of the Company along with $250.0 million in cash to a joint venture ("Crown Atlantic") between CCA and Cellco Partnership, a Delaware general partnership doing business as Bell Atlantic Mobile ("BAM"), which owns and operates the wireless communication towers contributed by BAM to Crown Atlantic. The common stock contributed by CCA to Crown Atlantic was valued at $197.0 million for purposes of structuring the transaction. CCA has approximately a 61.5% membership interest in Crown Atlantic and BAM has approximately a 38.5% membership interest in Crown Atlantic along with a .001% interest in Crown Atlantic's operating subsidiary. BAM contributed 1,322 towers along with related assets and liabilities to Crown Atlantic plus the economic benefit of 136 towers and was distributed $380.0 million in cash. BAM has entered into a global lease for space on the towers contributed to Crown Atlantic. Crown Atlantic has also entered into a build-to suit agreement with BAM as to 500 towers for the BAM wireless communication business and has a right of first refusal on the Company's next 300 build-to-suit tower opportunities not affiliated with BAM within the region of the contributed towers. The stock was issued and contributed in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

  The Company has also issued 7,129,733 shares of common stock to TeleAggregation Group Inc. ("BellSouth"), an affiliate of BellSouth Corporation, pursuant to five closings relating to the Agreement to Sublease ("Agreement of Sublease") dated June 1, 1999 among BellSouth Mobility Inc., BellSouth Telecommunications, Inc., the transferring entities named therein, the Company and Crown Castle South Inc. (a wholly owned subsidiary of the Company). The transactions pursuant to the Agreement of Sublease will involve a series of closings with approximately 30% of the consideration being Company common stock. The Company contemplates that up to 9.1 million shares of Company common stock will be issued to BellSouth pursuant to the Agreement of Sublease. BellSouth was issued 1,104,814 shares on June 1, 1999, 235,694 shares on June 16, 1999,
1,163,737 shares on July 1, 1999, 93,295 shares on August 3, 1999 and 4,532,193 shares on September 30,1999. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS:

      4.1 Amendment Number Three, dated as of August 11, 1999, to Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of August 21, 1998

      4.2 Amendment Number Four, dated as of October 1, 1999, to Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of August 21, 1998

      11.1  Computation of Net Loss Per Common Share

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

      The Registrant filed a Current Report on Form 8-K dated September 14, 1999 and filed with the SEC on October 12, 1999 reporting (i) under Item 5 thereof the execution of an agreement with GECC under which GECC has agreed to purchase shares of the Company's Convertible Preferred Stock; and (ii) under Item 7 thereof certain pro forma financial statements for the Company.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CROWN CASTLE INTERNATIONAL CORP.


Date: November 12, 1999            By:   /s/ CHARLES C. GREEN, III
                                      ---------------------------------
                                            Charles C. Green, III
                                          Executive Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)

Date: November 12, 1999            By:   /s/ WESLEY D. CUNNINGHAM
                                      ---------------------------------
                                           Wesley D. Cunningham
                               Senior Vice President, Corporate Controller
                                       and Chief Accounting Officer
                                      (Principal Accounting Officer)