Form 10-K
period 1999-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2000-03-30
CIK 1051470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              ------------------
                                   FORM 10-K
                              ------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       Commission File Number 000-24737


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


     Title of Each Class of Securities
     Registered Pursuant to Section 12(g)             Name of Exchange
    of the Securities Exchange Act of 1934            on Which Registered
--------------------------------------------   -----------------------------------------
Common Stock, $.01 par value                   The NASDAQ Stock Market's National Market

Rights to Purchase Series A Participating      The NASDAQ Stock Market's National Market
       Cumulative Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE.


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,054.4 million as of March 15, 2000 based on the NASDAQ closing price of $40.06 per share.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 15, 2000, there were 148,543,682 shares of Common Stock outstanding and 11,340,000 shares of Class A Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

                       CROWN CASTLE INTERNATIONAL CORP.


                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                                    PART  I
Item 1.       Business...............................................................................   1
Item 2.       Properties.............................................................................  34
Item 3.       Legal Proceedings......................................................................  35
Item 4.       Submissions of Matters to a Vote of Security Holders...................................  35

                                                    PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................  36
Item 6.       Selected Historical Financial Data.....................................................  36
Item 7.       Management's Discussion and Analysis of Results of Operations and Financial
                 Condition...........................................................................  38
Item 7A.      Qualitative and Quantitative Disclosures about Market Risks............................  54
Item 8.       Financial Statements and Supplementary Data............................................  56
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  90

                                                    PART III
Item 10.      Directors and Executive Officers of the Registrant.....................................  91
Item 11.      Executive Compensation.................................................................  91
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................  91
Item 13.      Certain Relationships and Related Transactions.........................................  91

                                                    PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  92

                                    PART I



ITEM 1.     BUSINESS

OVERVIEW

   We are a leading owner and operator of towers and transmission networks for wireless communications and broadcast transmission companies. As of December 31, 1999, we owned, leased or managed 7,488 towers, including 5,319 towers in the United States and Puerto Rico and 2,071 towers in the United Kingdom. We have entered into agreements, which, when completed, will provide us with over 2,700 additional towers in the United States in 2000. In addition, we have recently entered into an agreement which is contemplated to close in the second quarter of 2000 and which will provide us with a tower portfolio of approximately 705 towers in Australia. Our customers currently include many of the world's major wireless communications and broadcast companies, including Bell Atlantic Mobile, BellSouth, AT&T Wireless, Nextel, Metricom and the British Broadcasting Corporation.

   Our strategy is to use our leading domestic and international position to capture the growing opportunities to consolidate ownership and management of existing towers and other wireless and transmission infrastructure and to build and operate new towers and wireless and transmission networks and infrastructure created by:

   . the transfer to third parties, or outsourcing, of tower ownership and management by major wireless carriers;

   . the need for existing wireless carriers to expand coverage and improve capacity;

   . the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry;

   .    the privatization of state-run broadcast transmission networks; and

   . the introduction of new digital broadcast transmission technology and wireless technologies.

   Our main businesses are leasing antenna space on wireless and broadcast towers that can accommodate multiple tenants and operating analog and digital broadcast transmission networks and wireless networks. We also provide related services to our customers, including network design, radio frequency engineering, site acquisition, site development and construction, antenna installation and network management and maintenance. We believe that our full service capabilities are a key competitive advantage in forming strategic partnerships to acquire large concentrations of towers, or tower clusters, and in winning contracts for tower acquisitions, management and construction along with wireless and transmission network management.

   Our primary business in the United States is the leasing of antenna space to wireless carriers. We believe that by owning and managing large tower clusters we are able to offer customers the ability to fulfill rapidly and efficiently their network expansion plans across particular markets or regions. Our acquisition strategy has been focused on adding tower clusters to our tower portfolio. As of December 31, 1999, we had tower clusters in 34 of the 50 largest U.S. metropolitan areas, and 68 of the 100 largest U.S. metropolitan areas.

   Our primary business in the United Kingdom is the operation of television and radio broadcast transmission networks. Following the 1997 acquisition of the BBC's broadcast and tower infrastructure, we were awarded long-term contracts to provide the BBC and other broadcasters analog and digital transmission services. We also lease antenna space to wireless operators in the United Kingdom on the towers we acquired from the BBC and from various wireless carriers along with towers we have constructed. We have nationwide broadcast and wireless coverage in the United Kingdom.

   Upon consummation of the agreement with Cable & Wireless Optus, we anticipate that our primary business in Australia will be the leasing of antenna space to wireless carriers. Upon completion of the Cable & Wireless Optus transaction, Crown Castle Australia will own and operate a nationwide tower portfolio of approximately 700 towers in Australia covering over 90 percent of the population. See "--Recent and Agreed To Transactions--Cable & Wireless Optus Transaction".

   We believe our towers are attractive to a diverse range of wireless communications industries, including personal communications services, cellular, enhanced specialized mobile radio, specialized mobile radio, paging, and fixed microwave, as well as radio and television broadcasting. In the United States our major customers include AT&T Wireless, Aerial, Bell Atlantic Mobile, BellSouth, Motorola, Nextel, PageNet, Metricom and Sprint PCS. In the United Kingdom our major customers include the BBC, Cellnet, Dolphin, NTL, ONdigital, One2One, Orange, Virgin Radio and Vodafone AirTouch.

   We are continuing our ongoing construction program to enhance our tower portfolios. In 1999, we constructed over 900 towers. In 2000, we plan to construct approximately 1,170 towers, at an estimated aggregate cost of approximately $270 million, for lease to wireless carriers such as Bell Atlantic Mobile, BellSouth, GTE Wireless and Nextel. The actual number of towers built may be outside that range depending on acquisition opportunities and potential build-to-suit contracts from large wireless carriers.

GROWTH STRATEGY

   Our objective is to become the premier global owner and operator of tower and transmission networks for wireless communications and broadcast companies. We believe our experience in expanding and marketing our tower clusters, as well as our experience in owning and operating analog and digital transmission networks, positions us to accomplish this objective. The key elements of our business strategy are to:

   . MAXIMIZE UTILIZATION OF OUR TOWER CAPACITY. We are seeking to take advantage of the substantial operating leverage of our site rental business by increasing the number of antenna leases on our owned and managed communications sites. Many of our towers have significant capacity available for additional antenna space rental and that increased utilization of our tower capacity can be achieved at low incremental cost. We believe there is substantial demand for such capacity from existing carriers and broadcasters and new carriers and broadcasters. We believe that the extra capacity on our tower portfolios will be highly desirable to new entrants into the wireless communications industry. Such carriers are able to launch service quickly and relatively inexpensively by designing the deployment of their networks based on our attractive existing tower portfolios. Further, we intend to continue to selectively build and acquire additional towers to improve the coverage of our existing tower portfolios to further increase their attractiveness. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our existing, newly constructed and acquired towers.

   . UTILIZE THE EXPERTISE OF OUR U.S. AND U.K. PERSONNEL TO CAPTURE GLOBAL GROWTH OPPORTUNITIES. We are seeking to leverage the skills of our personnel in the United States and the United Kingdom. We believe that our ability to manage networks, including the transmission of signals, will be an important competitive advantage in our pursuit of global growth opportunities, as evidenced by our transactions with the BBC, One2One, Bell Atlantic Mobile, BellSouth, GTE and Powertel and our agreement to acquire and operate the tower network of Cable & Wireless Optus in Australia. With our wireless communications and broadcast transmission network design and radio frequency engineering expertise, we are well positioned to (1) partner with major wireless carriers to assume ownership of their existing towers; (2) provide build-to-suit towers for wireless carriers and broadcasters; (3) acquire existing broadcast transmission networks that are being privatized around the world (4) manage and operate wireless networks; and (5) deploy new wireless technologies.

   . PARTNER WITH WIRELESS CARRIERS TO ASSUME OWNERSHIP OF THEIR EXISTING TOWERS. In addition to the joint ventures with Bell Atlantic Mobile and GTE Wireless and the BellSouth and BellSouth DCS transactions, we are continuing to seek to partner with other major wireless carriers to assume ownership of their existing towers directly or through joint ventures or control their towers through contractual arrangements. We believe the primary criteria of such carriers in selecting a company to own and operate their wireless communications infrastructure is the company's perceived capability to maintain the integrity of their networks, including their transmission signals. Therefore, we believe that those companies with a proven track record of providing end-to-end services will be best positioned to successfully acquire access to such wireless communications infrastructure. We believe that similar opportunities will arise globally as the wireless communications industry further expands, as evidenced by our agreement to acquire and operate the tower network of with Cable & Wireless Optus in Australia and the turnkey deployment of One2One's wireless network in Northern Ireland.

   . BUILD NEW TOWERS FOR WIRELESS CARRIERS AND BROADCASTERS. As wireless carriers continue to expand and fill-in their service areas and deploy new technologies, they will require additional communications sites and will have to build new towers where multi-tenant towers are not available. We are pursuing these build-to-suit opportunities to build new towers for wireless carriers, leveraging on our ability to offer a wide range of related services.

   . ACQUIRE EXISTING BROADCAST TRANSMISSION NETWORKS. In 1997, Crown Castle UK Limited successfully acquired the privatized domestic broadcast transmission network of the BBC. In addition, we are implementing the roll-out of digital television transmission services throughout the United Kingdom. As a result of this experience, we are well positioned to acquire other state-owned analog and digital broadcast transmission networks globally when opportunities arise. These state-owned broadcast transmission networks typically enjoy premier sites giving an acquirer the ability to offer unused antenna capacity to new and existing radio and television broadcasters and wireless carriers, as well as to install new technologies such as digital terrestrial transmission services. In addition, our experience in broadcast transmission services allows us to consider, when attractive opportunities arise, acquiring wireless transmission networks as well as associated wireless communications infrastructure. We are currently pursuing certain international acquisition and privatization opportunities.

   . CONTINUE TO DECENTRALIZE OUR MANAGEMENT FUNCTIONS. In order to better manage our tower lease-up efforts and build-out programs, and in anticipation of the continued growth of our tower footprint throughout the United States, we have begun and plan to continue decentralizing some management and operational functions. To that end, in addition to our Pittsburgh operating headquarters and regional office, we have opened and staffed 17 regional offices, including Boston, Washington D.C., Philadelphia, Atlanta, Birmingham, Boca Raton, Charlotte, Houston, Louisville, Phoenix, Albany and Puerto Rico. The principal responsibilities of these offices are to manage the leasing of tower space on a regional basis through a dedicated local sales force, to maintain the towers already located in the region and to implement our build-to-suit commitments in the area. We believe that by moving a significant amount of our operating personnel to regional offices we will be better able to strengthen our relationship with regional carriers, serve our customers more effectively and identify additional build-to-suit opportunities with local and regional carriers.


THE COMPANY

   We operate our business through our subsidiaries. Crown Communication, Crown Castle South, Crown Castle PT and the Bell Atlantic and GTE Wireless joint ventures are our principal U.S. operating subsidiaries and Crown Castle UK Limited is our principal U.K. operating subsidiary. Crown Castle Australia, a joint venture between us and an investment group lead by Fay, Richwhite Communications

Ltd. is anticipated to be our principal operating subsidiary in Australia. We also use subsidiaries to hold the assets we acquire or control as a result of various transactions we may engage in from time to time.

 U.S. OPERATIONS

   Overview

   Our primary business focus in the United States is the leasing of antenna space on multiple tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we maintain in-house expertise in, and offer our customers, infrastructure and network support services that include network design and site selection, site acquisition, site development and construction and antenna installation.

   We lease antenna space to our customers on our owned, leased and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site rental leases that generally range in length from three to five years. Our U.S. customers include such companies as AT&T Wireless, Aerial Communications, AirTouch Cellular, Arch Communications, Bell Atlantic Mobile, BellSouth Mobility, BellSouth DCS Cellular One, Federal Express, Lucent Technologies, Motorola, Nextel, Nokia, PageNet, Powertel, Skytel, Sprint PCS, Metricom, GTE Wireless and TSR Wireless. We also provide tower space to private network operators and various federal and local government agencies, such as the FBI, the IRS and the U.S. Postal Service.

   At December 31, 1999, we owned or managed 5,319 towers and 98 rooftop sites in the United States and Puerto Rico. These towers and rooftop sites are located predominantly in the eastern, midwestern and southwestern United States, along with Puerto Rico. We have recently acquired and will acquire a substantial number of towers through our recent and agreed to transactions. See "--Recent and Agreed to Transactions."

   The joint venture with Bell Atlantic controls and operates 1,531 towers as of December 31, 1999. These towers represent substantially all the towers in Bell Atlantic's 850 MHz wireless network in the eastern and southwestern United States and provide coverage of 11 of the top 50 U.S. metropolitan areas including New York, Philadelphia, Boston, Washington, D.C. and Phoenix. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   After completion of the BellSouth transaction, we will control and operate approximately 1,850 towers in the BellSouth tower portfolio. As of February 2, 2000, we had acquired control of 1,664 of these towers, and we expect to close on the balance by June 30, 2000. These towers represent substantially all the towers in BellSouth's 850 MHZ wireless network in the southeastern and midwestern United States and provide coverage of 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   Through the Powertel acquisition, we now control and operate 650 towers. These towers represent substantially all of Powertel's owned towers in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are clustered in seven southeastern states providing coverage of such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast. These towers are complementary to BellSouth's 850 MHZ tower portfolio in the southeast and have minimal coverage overlap. Substantially all of these towers are over 100 feet tall, were built within the last three years and can accommodate multiple tenants.

   After completion of the BellSouth DCS transaction, we will control and operate approximately 773 communications towers out of the BellSouth DCS portfolio located in North Carolina, South Carolina, east Tennessee and parts of Georgia. As of February 2, 2000, we had acquired control of 674 of these towers, and we expect to close on the balance by June 30, 2000. These towers represent substantially all of the towers in BellSouth DCS's 1.9

GHz wireless network. The towers are complementary to the towers we have acquired or are in the process of acquiring through the BellSouth transaction and the Powertel acquisition. Substantially all of these towers are over 100 feet tall and can accommodate multiple tenants.

   Upon completion of all of the anticipated closings for the GTE Wireless transaction, the GTE joint venture will control and operate approximately 2,300 towers. As of January 31, 2000, the GTE joint venture had acquired control of 637 of these towers. We contemplate closing with respect to approximately 1,600 additional towers effective as of April 1, 2000. These towers represent a significant majority of the wireless communications towers of GTE Wireless. See "--Recent and Agreed to Transactions".

   We are seeking to enter into arrangements with other wireless carriers and independent tower operators to acquire additional tower portfolios. However, we believe that acquisitions from major carriers in the United States, such as the Bell Atlantic Mobile, BellSouth, Powertel and GTE Wireless transactions, are substantially complete.

   We also seek to capitalize on our network design expertise to construct new towers. We plan to continue to build towers in areas where carriers' signals fail to transmit in their coverage area. The areas, commonly known as "dead zones," are attractive tower locations. When population density and perceived demand are such that we believe the economics of constructing such towers are justified, we build towers that can accommodate multiple tenants. The multiple tenant design of these towers obviates the need for expensive and time consuming modifications to upgrade undersized towers, saving critical capital and time for carriers facing time-to-market constraints. The towers are also designed to easily add additional customers, and the equipment shelters are built to accommodate another floor for new equipment and air conditioning units when additional capacity is needed. The tower site is zoned for multiple carriers at the time the tower is constructed to allow new carriers to quickly utilize the site. In addition, the towers, equipment shelters and site compounds are engineered to protect and maintain the structural integrity of the site.

   In connection with the Bell Atlantic joint venture and GTE joint venture, each of those joint ventures entered into master build-to-suit agreements under which the joint venture will build and own the next 500 towers to be built for the wireless communications business of Bell Atlantic and GTE Wireless, respectively, over a five-year period. In addition, following the building of such 500 sites, the Bell Atlantic joint venture will have a right of first refusal to construct the next 200 towers to be built for Bell Atlantic. The number of towers built under the GTE build-to-suit agreement is reduced by the number of certain towers built for Bell Atlantic and other carriers. Further, we have entered into similar agreements with BellSouth, as part of the BellSouth transaction, to construct at least 500 towers on behalf of BellSouth in the region covered by that transaction over the next five years, and we have a build-to-suit agreement with Powertel through 2000 as to a minimum of 40 towers.

   Site Rental

   In the United States, we rent antenna space on our owned and managed towers and rooftops to a variety of carriers operating cellular, personal communication services, specialized mobile radio, enhanced specialized mobile radio, paging and other networks.

   Tower Site Rental. We lease space to our customers on our owned and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site leases. In the United States, the majority of our outstanding customer leases, and the new leases typically entered into by us, have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based on the Consumer Price Index. The lease agreements relating to network acquisitions generally have a base term of 10 years, with multiple renewal options, each typically ranging from five to ten years.

   We also provide a range of site maintenance services in order to support and enhance our site rental business. We believe that by offering services such as antenna, base station and tower maintenance and security monitoring, we are able to offer quality services to retain our existing customers and attract future customers to our communication sites. We were the first site management company in the United States selected by a major wireless communications company to exclusively manage its tower network and market the network to other carriers for multi-tenant use of their towers.

   We have existing master lease agreements with most major wireless carriers, including AT&T Wireless, Aerial Communications, Bell Atlantic Mobile, Nextel, Metricom, GTE Wireless and Sprint PCS, which provide certain terms (including economic terms) that govern new leases entered into by such parties during the term of their master lease agreements. We believe that our strategic clusters of towers will cause the master lease agreements to cover numerous towers as both incumbent and insurgent carriers expand. These master lease agreements typically have an initial lease term of ten years, with multiple renewal options, each typically ranging from five to ten years.

   We have significant site rental opportunities in connection with our recent transactions as a result of the fact that such transactions usually involve a master lease agreement of some type with the transferring carrier and the opportunity to lease additional space with other carriers. In connection with each of the Bell Atlantic and GTE joint ventures, we entered into a global lease under which Bell Atlantic and GTE Wireless lease antenna space on the towers transferred to the joint ventures, as well as the towers built under the build-to-suit agreement. In connection with the BellSouth and BellSouth DCS transactions, we are paid a monthly site maintenance fee from BellSouth for its use or maintenance of space on the towers we control. Further, in connection with the Powertel acquisition, we entered into an agreement under which the sellers rent space on the towers we acquired from them. In each of these transactions, we are permitted to lease additional space on the towers to third parties. See "--Recent and Agreed to Transactions".

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

   Network Services
   We design, build and operate our own communication sites. We have developed an in-house expertise in certain value-added services that we offer to the wireless communications and broadcasting industries. Because we are a provider of total systems with "end-to-end" design, construction and operating expertise, we offer our customers the flexibility of choosing between the provision of a full ready-to-operate network infrastructure or any of the component services involved therein. Such services include network design and site selection, site acquisition, site development and construction and antenna installation.

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. While we maintain sophisticated network design services primarily to support the location and construction of our multiple tenant towers, we do from time to time provide network design and site selection services to carriers and other customers on a consulting contract basis. Our network design and site selection services provide our customers with relevant information, including recommendations regarding location and height of towers, appropriate types of antennas, transmission power and frequency selection and related fixed network considerations. In 1999, we provided network design services primarily for our own portfolios and also for certain customers, including Triton Communications, Nextel, Aerial Communications, Bell Atlantic and Sprint PCS. These customers were typically charged on a time and materials basis.

   To capitalize on the growing concerns over tower proliferation, we have developed a program through which we are attempting to form strategic alliances with local governments to create a single communications network in their communities. To date our efforts have focused on select locations in the eastern United States, where we have formed alliances with three municipalities. These alliances are intended to accommodate wireless carriers and local public safety, emergency services and municipal services groups as part of an effort to minimize tower proliferation. By promoting towers designed for multiple tenants, these alliances will reduce the number of towers in communities while serving the needs of wireless carriers and wireless customers.

   Site Acquisition. In the United States, we are engaged in site acquisition services for our own purposes and for third parties. Based on data generated in the network design and site selection process, a "search ring," generally of a one-mile radius, is issued to the site acquisition department for verification of possible land purchase or lease deals within the search ring. Within each search ring, Geographic Information Systems specialists select the most suitable sites, based on demographics, traffic patterns and signal characteristics. Once a site is selected and the terms of an option to purchase or lease the site are completed, a survey is prepared and the resulting site plan is created. The plan is then submitted to the local zoning/planning board for approval. If the site is approved, our construction department takes over the process of constructing the site.

   We have provided site acquisition services to numerous customers, including AT&T Wireless, Aerial Communications, AirTouch Cellular, Bell Atlantic Mobile, BellSouth, GTE, Nextel, Omnipoint, Pagemart, Sprint PCS and Teligent. These customers engage us for such site acquisition services on either a fixed price contract or a time and materials basis.

   Site Development and Construction and Antenna Installation. We have provided site development and construction and antenna installation services to the U.S. communications industry for over 18 years. We have extensive experience in the development and construction of tower sites and the installation of antenna, microwave dishes and electrical and telecommunications lines. Our site development and construction services include clearing sites, laying foundations and electrical and telecommunications lines, and constructing equipment shelters and towers. We have designed and built and presently maintain tower sites for a number of our wireless communications customers and a substantial part of our own tower network. We can provide cost-effective and timely completion of construction projects in part because our site development personnel are cross-trained in all areas of site development, construction and antenna installation. We generally set prices for each site development or construction service separately. Customers are billed for these services on a fixed price or time and materials basis and we may negotiate fees on individual sites or for groups of sites. We have the capability, expertise and contractual arrangements to install antenna systems for our paging, cellular, personal communications services, specialized mobile radio, enhanced specialized mobile radio, microwave and broadcasting customers. As this service is performed, we use our technical expertise to ensure that there is no interference with other tenants. We typically bill for our antenna installation services on a fixed price basis.

   Our construction management capabilities reflect our extensive experience in the construction of networks and towers. For example, Crown Communication was instrumental in launching networks for Sprint PCS, Nextel and Aerial Communications in the Pittsburgh major trading area. In addition, Crown Communication supplied these carriers with all project management and engineering services which included antenna design and interference analyses.

   In 1999, we provided site development and construction and antenna installation services to a majority of our new tower site tenants in the United States, including AT&T Wireless, Bell Atlantic Mobile, Nextel and Sprint PCS.

   Broadcast Site Rental and Services
   We also provide site rental and related services to customers in the broadcasting industry in the United States. The launch of digital terrestrial television in the United States will require significant expansion and modification of the existing broadcast infrastructure. Because of the significant cost involved and expertise required in the construction or modification of broadcast towers, and the large capital expenditures broadcasters will incur in acquiring digital broadcast equipment, we believe that the television broadcasting industry will seek to outsource significant services relating to digital broadcasting and potentially tower ownership. We believe that our experience in providing digital transmission services in the United Kingdom will make us an attractive provider of certain digital broadcast services to the major networks and their affiliates.

   Electronic news gathering systems benefit from the towers and services we offer. The electronic news gathering trucks, often in the form of local television station news vans with telescoping antennas on their roofs, send live news transmission back to the studio from the scene of an important event. Typically, these vans cannot transmit signals beyond about 25 miles. In addition, if they are shielded from the television transmitter site, they cannot make the connection even at close range. We have developed a repeater system for such news gathering that can be used on many of our towers and which is currently in use on towers located in western Pennsylvania. This system allows the van to send a signal to one of our local towers where the signal is retransmitted back to the television transmitter site. The retransmission of the signal from our tower to the various television transmitter sites is done via a microwave link. We charge the station for the electronic news gathering receiver system at the top of our tower and also charge them for the microwave dish they place on our tower. Our electronic news gathering customers are affiliates of the NBC, ABC, CBS and Fox television networks.

   We also have employees with considerable direct construction experience and market knowledge in the U.S. broadcasting industry, having worked with numerous television networks around the United States, and a number of other local broadcasting companies. We have installed master FM and television systems on buildings across the country. We have supervised the construction and operation of the largest master FM antenna facility in the United States along with the antenna facilities on the John Hancock Building in Chicago and have engineered and installed two 2,000 foot broadcast towers with master FM antennas.

   Significant Contracts
   We have many agreements with telecommunications providers in the United States, including leases, site management contracts and independent contractor agreements. We currently have important contracts with, among others, Bell Atlantic Mobile, BellSouth, Mobility, BellSouth DCS, GTE Wireless, Powertel and Nextel.

   Customers
   In both our site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, personal communications services, enhanced specialized mobile radio, paging and broadcasting. We work primarily with large national carriers such as Bell Atlantic Mobile, BellSouth, Sprint PCS, Nextel and AT&T Wireless. For the year ended December 31, 1999, no customer in the United States accounted for more than 10.0% of our consolidated revenues.

                     Industry                                      Selected Customers
                   ------------                                 -------------------------
Cellular...........................................  AT&T Wireless, Bell Atlantic Mobile,
                                                     BellSouth, Mobility, GTE Wireless
Personal Communications Services...................  Sprint PCS, Western Wireless, Powertel,
                                                     BellSouth DCS
Broadcasting.......................................  Hearst Argyle Television, Trinity Broadcasting
Specialized Mobile Radio / Enhanced Specialized
 Mobile Radio......................................  Nextel, SMR Direct
Governmental Agencies..............................  FBI, INS, Puerto Rico Police
Private Industrial Users...........................  IBM, Phillips Petroleum
Data...............................................  Ardis, RAM Mobile Data
Paging.............................................  AirTouch, PageNet, TSR Wireless
Utilities..........................................  Equitable Resources, Nevada Power
Other..............................................  WinStar, Teligent

   Sales and Marketing
   Our sales and marketing personnel, located in our regional offices, target carriers expanding their networks, entering new markets, bringing new technologies to market and requiring maintenance or add-on business. All types of wireless carriers are targeted including broadcast, cellular, paging, personal communications services, microwave and two-way radio. We are also interested in attracting 9-1-1, federal, state, and local government agencies, as well as utility and transportation companies to locate on existing sites. Our objective is to pre-sell capacity on our towers by promoting sites prior to construction. Rental space on existing towers is also aggressively marketed and sold.

   We utilize numerous public and proprietary databases to develop detailed target marketing programs directed at awardees of bandwidth licenses auctioned by the government, existing tenants and specific market groups. Mailings focus on regional build outs, new sites and services. The use of databases, such as those with information regarding sites, demographic data, licenses and deployment status, coupled with actual signal strength measurements taken in the field and specialized computer programs that accurately predict the service area of a particular radio signal from any given transmission point, allows our sales and marketing personnel to target specific carriers' needs for specific sites. To foster productive relationships with our major existing tenants and potential tenants, we have formed a team of account relationship managers. These managers work to develop new tower construction, site leasing services and site management opportunities, as well as ensure that customers' emerging needs are translated into new site products and services.

   The marketing department maintains our visibility within the wireless communications industry through regular advertising and public relations efforts including sponsorship of a third generation wireless communication showcase, actively participating in trade shows and generating regular press releases, newsletters and targeted mailings (including promotional flyers). Our promotional activities range from advertisements and site listings in industry publications to maintaining a presence at national trade shows. Potential clients are referred to our Web site, which contains Company information as well as site listings. In addition, our sites are listed on the Cell Site Express Web site. This Web site enables potential tenants to locate existing structures by latitude, longitude or address. Clients can easily contact us via e-mail through our Web site or Cell Site Express. Our network services capabilities are marketed in conjunction with our tower portfolios.

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

   Competition
   In the United States, we compete with other independent tower owners, some of which also provide site rental and network services; wireless carriers, which own and operate their own tower networks; service companies that provide engineering and site acquisition services; and other potential competitors, such as utilities, outdoor advertisers and broadcasters, some of which have already entered the tower industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. We also compete for acquisition and new tower construction opportunities with wireless carriers, site developers and other independent tower operating companies. We believe that competition for tower site acquisitions will increase and that additional competitors will enter the tower market, some of which may have greater financial resources than us.

   The following is a list of the larger independent tower companies that we compete with in the United States: American Tower Corp., Pinnacle Towers, SpectraSite and SBA Communications.

   The following companies are primarily competitors for our rooftop site management activities in the United States: AAT Communications, American Tower Corp., APEX Site Management, Commsite International, Pinnacle Towers, JJS Leasing, Inc., Signal One, Subcarrier Communications and Tower Resources Management.

   We believe that the majority of our competitors in the site acquisition business operate within local market areas exclusively, while a small minority of firms appear to offer their services nationally, including SBA Communications Corporation, Whalen & Company and Gearon & Company (a subsidiary of American Tower Corp.). We offer our services nationwide and we believe we are currently one of the largest providers of site development services to the U.S. and international markets. The market includes participants from a variety of market segments offering individual, or combinations of, competing services.
The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide turnkey site development services through multiple subcontractors) and carriers' internal staff. We believe that carriers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

 U.K. OPERATIONS

   Overview
   We own and operate, through our 80% interest in Crown Castle UK Limited (formerly known as "Castle Transmission International Ltd."), one of the world's most established television and radio transmission networks and are expanding our leasing of antenna space on our towers to a variety of wireless carriers. We provide transmission services for four of the six digital terrestrial television services in the U.K., two BBC analogue television services, six national BBC radio services (including the first digital audio broadcast service in the United Kingdom), 37 local BBC radio stations and two national commercial radio services through our network of transmitters, which reach 99.4% of the U.K. population. These transmitters are located on approximately 1,300 towers, more than half of which we own and the balance of which are licensed to us under a site-sharing agreement with NTL, our principal competitor in the United Kingdom. We have also secured long-term contracts to provide digital television transmission services to the BBC and ONdigital. See "--Significant Contracts." In addition to providing transmission services, we also lease antenna space on our transmission infrastructure and over 770 communications towers in the United Kingdom to various communications service providers, including One2One, Cellnet, Orange and Vodafone, and provide telecommunications network installation and maintenance services and engineering consulting services.

   Our core revenue generating activity in the United Kingdom is the analog and digital terrestrial transmission of radio and television programs broadcast by the BBC. Crown Castle UK Limited's business, which was formerly owned by the BBC, was privatized under the Broadcasting Act 1996 and sold to Crown Castle UK Limited in February 1997. At the time the BBC home service transmission business was acquired, Crown Castle UK Limited entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom. The digital contract was added in 1998 as described below. In the 12 months ended December 31, 1999, approximately 50% of Crown Castle UK Limited's consolidated revenues were derived from the provision of services to the BBC.

   At December 31, 1999, we owned, leased or licensed 1,942 transmission sites (excluding rooftops) on which we operated 2,020 towers (excluding rooftops). In addition, as of December 31, 1999, we were constructing two new towers on existing sites and had approximately 12 site acquisition projects in process for new tower sites. We have 51 revenue producing rooftop sites that are occupied by our transmitters but are not available for leasing to our customers. Our sites are located throughout England, Wales, Scotland and Northern Ireland.

   We expect to significantly expand our existing tower portfolios in the United Kingdom by building and acquiring additional towers. We believe our existing tower network encompasses many of the most desirable tower locations in the United Kingdom for wireless communications. However, due to the shorter range over which communications signals carry (especially newer technologies such as personal communications networks) as compared to broadcast signals, wireless communications providers require a denser portfolio of towers to cover a given area. Therefore, in order to increase the attractiveness of our tower portfolios to wireless communications providers, we will seek to build or acquire new communications towers. Using our team of over 300 engineers with state-of-the-art network design and radio frequency engineering expertise, we locate sites and design towers that will be attractive to multiple tenants. We seek to leverage such expertise by entering into new tower construction contracts with various carriers, such as British Telecom, Cable & Wireless Communications, Cellnet, Dolphin, Energis, Highway One, One2One, Orange and Scottish Telecom, thereby securing an anchor tenant for a site before incurring capital expenditures for the site build-out. As of December 31, 1999, we were building 14 towers that we will own. In addition, we expect to make some strategic acquisitions of existing communications sites.

   On March 31, 1999, Crown Castle UK Limited completed the One2One transaction, under which Crown Castle UK Limited will manage, develop and, at its option, acquire 821 towers. These towers represent substantially all the towers in One2One's nationwide 900 MHz wireless network in the United Kingdom. These towers will allow Crown Castle UK Limited to market a nationwide network of towers to third generation wireless carriers in the United Kingdom following the completion of the pending auction of such licenses by the U.K. government.

   We believe that we generally have significant capacity on our towers in the United Kingdom. Although approximately 206 of our towers are poles with limited capacity, we typically will be able to build new towers that will support multiple tenants on these sites (subject to the applicable planning process). We intend to upgrade these limited capacity sites where we believe we can achieve appropriate returns to merit the necessary capital expenditure. Approximately 60 of our sites are used for medium frequency broadcast transmissions. At this frequency, the entire tower is used as the transmitting antenna and is therefore electrically "live." Such towers are therefore unsuitable for supporting other tenant's communications equipment. However, medium frequency sites generally have substantial ground area available for the construction of new multiple tenant towers.

   Transmission Business
   Analog. For the 12 months ended December 31, 1999, Crown Castle UK Limited generated approximately 42% of its revenues from the provision of analog broadcast transmission services to the BBC. Under the BBC analog transmission contract, we provide terrestrial transmission services for the BBC's analog television and radio programs and certain other related services (including BBC digital radio) for an initial 10-year term through March 31, 2007. See "--Significant Contracts." For the 12 months ended December 31, 1999, the BBC Analog Transmission Contract generated revenues of approximately (Pounds)50.8 million ($82.1 million) for us.

   In addition to the BBC analog transmission contract, we have separate contracts to provide maintenance and transmission services for two national radio stations, Virgin Radio and Talk Radio. The Virgin Radio contract is for a period of eight years commencing on March 31, 1993. The Talk Radio Contract commenced on February 4, 1995 and expires on December 31, 2008.

   We own all of the transmission equipment used for broadcasting the BBC's domestic radio and television programs, whether located on one of Crown Castle UK Limited's sites or on an NTL or other third-party site. As of December 31, 1999, Crown Castle UK Limited had 3,777 transmitters, of which 2,497 were for television broadcasting and 1,280 were for radio.

   A few of our most powerful television transmitters together cover the majority of the U.K. population. The coverage achieved by the less powerful transmitters is relatively low, but is important to the BBC's ambition of attaining universal coverage in the United Kingdom. This is illustrated by the following analysis of the population coverage of our analog television transmitters:


                                    Combined
           Number of Sites         Population
        (ranked by coverage)        Coverage
       -----------------------     -----------

        1 (Crystal Palace)...........   21.0%
        top 16.......................   79.0
        top 26.......................   86.0
        top 51.......................   92.0
        all..........................   99.4

   All of our U.K. transmitters are capable of unmanned operation and are maintained by mobile maintenance teams from 27 bases located across the United Kingdom. Access to the sites is strictly controlled for operational and security reasons, and buildings at 140 of the sites are protected by security alarms connected to Crown Castle UK Limited's Technical Operations Centre at Warwick. The Site-Sharing Agreement provides us with reciprocal access rights to NTL's broadcast transmission sites on which we have equipment.

   Certain of our transmitters that serve large populations or important geographic areas have been designated as priority transmitters. These transmitters have duplicated equipment so that a single failure will not result in total loss of service but will merely result in an output-power reduction that does not significantly degrade the service to most viewers and listeners.

   Digital. In 2000, we have completed contracts with the holders (including the BBC) of four of the six DTT multiplexes allocated by the U.K. government to design, build and operate their digital transmission networks. In connection with the implementation of digital terrestrial television, new transmission infrastructure was required. The multiplexes required 81 transmission sites to be upgraded with new transmitters and associated systems to support digital terrestrial television and provide digital coverage to approximately 93% of the U.K. population. Of these new transmitters and associated systems, 49 are owned by us and the remainder are on NTL towers pursuant to a site sharing arrangement. Our costs to add the new transmitters and associated systems was approximately (Pounds) 100.0 million ($170.0 million).

   We successfully began commercial operation of the digital terrestrial television networks from an initial 22 transmission sites on November 15, 1998. This launch marks the first stage of the project to introduce the digital broadcast system that will eventually replace conventional analog television services in the United Kingdom. We have accepted an invitation from the U.K. television regulator, the Independent Television Commission, to play a major role in planning further digital terrestrial television network extensions to be built in the year 2000 and beyond.

   We currently provide transmission services for digital radio broadcasts in the United Kingdom. In September 1995, the BBC launched, over our transmission network, its initial bandwidth scheme for transmission equipment with the ability to compensate for varying data rates by automatically adjusting the amount of frequency band used, and this service is now broadcast to approximately 60% of the U.K. population. A license for an independent national digital radio network was awarded to the Digital One consortium during 1998. We are in negotiations to provide accommodation and access to masts (towers) and antennas at 24 transmission sites to Digital One. In addition, local digital radio licenses were awarded during 1999. We believe we are well positioned to become the transmission service provider to the winners of such licenses.

   Site Rental
   The BBC transmission network provides a valuable initial portfolio for the creation of wireless communications networks. As of December 31, 1999, approximately 200 companies rented antenna space on approximately 1,665 of Crown Castle UK Limited's 2,071 towers and rooftops. These site rental agreements have normally been for three to 12 years and are generally subject to rent reviews every three years. Site sharing customers are generally charged annually in advance, according to rate cards that are based on the antenna size and position on the tower. Our largest site rental customer in the United Kingdom is NTL under the Site-Sharing Agreement and the digital broadcasting site sharing agreement. This agreement generated approximately (Pounds) 9.1 million ($14.7 million) of site rental revenue for the year ended December 31, 1999.

   As in the United States, we provide a range of site maintenance services in the United Kingdom in order to support and enhance our site rental business. We complement our U.K. transmission experience with our site management experience in the United States to provide customers with a top-of-the-line package of service and technical support.

   Other than NTL, Crown Castle UK Limited's largest (by revenue) site rental customers consist mainly of wireless carriers such as Cellnet, One2One, Orange and Vodafone. Revenues from these non-BBC sources are expected to become an increasing portion of Crown Castle UK Limited's total U.K. revenue base, as the acquired BBC home service transmission business is no longer constrained by governmental restrictions on the

BBC's commercial activities. We believe that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services along with the deployment of new technologies such as third generation mobile communications, or 3G, in the United Kingdom.

   We have master lease agreements with all of the major U.K. telecommunications site users including British Telecom, Cable & Wireless Communications, Cellnet, Dolphin, Energis, Highway One, One2One, Orange, Scottish Telecom and Vodafone AirTouch. These agreements typically specify the terms and conditions (including pricing and volume discount plans) under which these customers have access to all sites within our U.K. portfolio. Customers make orders for specific sites using the standard terms included in the master lease agreements. As of December 31, 1999, there were approximately 911 applications in process for installations at existing sites under such agreements.

   Network Services
   Crown Castle UK Limited provides broadcast and telecommunications engineering services to various customers in the United Kingdom. We retained substantially all of the BBC home service transmission business employees when we acquired Crown Castle UK Limited. Accordingly, we have engineering and technical staff of the caliber and experience necessary not only to meet the requirements of our current customer base, but also to meet the challenges of developing digital technology. Within the United Kingdom, Crown Castle UK Limited has worked with several telecommunications operations on design and build projects as they roll-out their networks. Crown Castle UK Limited has had success in bidding for broadcast consulting contracts, including, over the last four years, in Thailand, Taiwan, Poland and Sri Lanka. With the expertise of our engineers and technical staff, we are a provider of complete systems to the wireless communications and broadcast industries.

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. Our U.K. customers, therefore, also receive the benefit of our sophisticated network design and site selection services.

   Site Acquisition. As in the United States, in the United Kingdom we are involved in site acquisition services for our own purposes and for third parties. We recognize that the site acquisition phase often carries the highest risk for a project. To ensure the greatest possible likelihood of success and timely acquisition, we combine a desktop survey of potential barriers to development with a physical site search with relevant analyses, assessments and, where necessary, surveys. We seek to take advantage of our experience in site acquisition and co-location when meeting with local planning authorities.

   Site Development and Antenna Installation. We use a combination of external and internal resources for site construction. Our engineers are experienced in both construction techniques and construction management, ensuring an efficient and simple construction phase. Selected civil contractors are managed by Crown Castle UK Limited staff for the ground works phase. Specialist erection companies, with whom we have a long association, are used for tower installation. Final antenna installation is undertaken by our own experienced teams.

   Site Management and Other Services. We provide complete site management, preventive maintenance, fault repair and system management services to the Scottish Ambulance Service. We also maintain a mobile radio system for the Greater Manchester Police and provide maintenance and repair services for transmission equipment and site infrastructure.

   Significant Contracts

   Crown Castle UK Limited's principal analog broadcast transmission contract is the BBC analog transmission contract. Crown Castle UK Limited also has entered into two digital television transmission contracts, the BBC digital transmission contract and the ONdigital digital transmission contract. Under the site-sharing agreement, Crown Castle UK Limited also gives NTL access to facilities to provide broadcast transmission to non-Crown Castle UK Limited customers. Crown Castle UK Limited also has long-term service agreements with broadcast customers such as Virgin Radio and Talk Radio. In addition, Crown Castle UK

Limited has several agreements with telecommunication providers, including leases, site management contracts and independent contractor agreements. Crown Castle UK Limited has entered into contracts to design and build infrastructure for customers such as Cellnet, One2One, Orange, Scottish Telecom and Vodafone AirTouch, including the turnkey network contract for One2One in Northern Ireland.

   BBC Analog Transmission Contract. Crown Castle UK Limited entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom at the time the BBC home service transmission business was acquired. The BBC analog transmission contract provides for charges of approximately (Pounds)46.5 million ($77.3 million) to be payable by the BBC to Crown Castle UK Limited for the year ended March 31, 1998 and each year thereafter through the termination date, adjusted annually at the inflation rate less 1%. In addition, for the duration of the contract an annual payment of (Pounds)300,000 ($498,840) is payable by the BBC for additional broadcast-related services. At the BBC's request, since October 1997, the number of television broadcast hours has been increased to 24 hours per day for the BBC's two national television services, which has added over (Pounds)500,000 ($831,400) annually to the payments made by the BBC to us. On July 16, 1999, the BBC and Crown Castle UK Limited amended the transmission contract to allow Crown Castle UK Limited to provide certain liaison services to the BBC.

   The BBC analog transmission contract also provides for Crown Castle UK Limited to be liable to the BBC for "service credits" (i.e., rebates of its charges) in the event that certain standards of service are not attained as a result of what the contract characterizes as "accountable faults" or the failure to meet certain "response times" in relation to making repairs at certain key sites. We believe that Crown Castle UK Limited is well-equipped to meet the BBC's service requirements by reason of the collective experience its existing management gained while working with the BBC. Following completion of formal six-month performance reviews, Crown Castle UK Limited achieved a 100% "clean sheet" performance, incurring no service credit penalties.

   The initial term of the BBC Analog Transmission Contract ends on March 31, 2007. Thereafter, the BBC Analog Transmission Contract may be terminated with 12 months' prior notice by either of the parties, expiring on March 31 in any contract year, from and including March 31, 2007. It may also be terminated earlier:

   (1) by mutual agreement between Crown Castle UK Limited and the BBC,

   (2) by one party upon the bankruptcy or insolvency of the other party within the meaning of section 123 of the Insolvency Act 1986,

   (3) upon certain force majeure events with respect to the contract as a whole or with respect to any site (in which case the termination will relate to that site only),

   (4) by the non-defaulting party upon a material breach by the other party;
       and

   (5) upon the occurrence of certain change of control events (as defined in the BBC Analog Transmission Contract).

   BBC Commitment Agreement. On February 28, 1997, in connection with the acquisition of the BBC home service transmission business, the Company, TdF, TeleDiffusion de France S.A., which is the parent company of TdF and DFI, and the BBC entered into the BBC commitment agreement, whereby we and TdF agreed
(1) not to dispose of any shares in Crown Castle UK Holdings Limited (formerly known as "Castle Transmission Services (Holdings) Limited") or any interest in such shares, or enter into any agreement to do so, until February 28, 2000; and
(2) to maintain various minimum indirect ownership interests in Crown Castle UK Limited and Crown Castle UK Holdings Limited for periods ranging from three to five years commencing February 28, 1997. These provisions restrict our ability and the ability of TdF to sell, transfer or otherwise dispose of their respective Crown Castle UK Holdings Limited shares, and, indirectly, their Crown Castle UK Limited shares. The restrictions do not apply to disposals of which the BBC has been notified in advance and to which the BBC has given its prior written consent, which, subject to certain exceptions, consent shall not be unreasonably withheld or delayed. On July 17, 1999, in return for the provision of liaison services by Crown Castle UK Limited to the BBC described above, the BBC consented to the recent amendment to the TdF agreements.

   The BBC commitment agreement also required TdF's parent and us to enter into a services agreements with Crown Castle UK Limited. The original services agreement entered into by TdF's parent and Crown Castle UK Limited on February 28, 1997, under which TdF makes available certain technical consultants, executives and engineers to Crown Castle UK Limited, was amended on August 21, 1998 to extend the original minimum term of services provided from three years to seven years, commencing February 28, 1997, thereafter terminable on 12-months' prior notice given by Crown Castle UK Limited to TdF after February 28, 2003.

   Further, the Department of Trade and Industry in the United Kingdom, or DTI, in December 1999 recommended to the Office of Fair Trading that as a condition to not referring a proposed 25% equity investment in NTL by TdF's parent (France Telecom) to the Competition Commission, TdF should be required to undertake to dispose of its investment in Crown Castle UK Holdings Limited and us. The publicly-announced purpose of the investment by France Telecom in NTL is to finance NTL's acquisition of Cable and Wireless Communications, which acquisition was recently approved by the Competition Commission. A draft of the recommended undertakings was published on March 29, 2000 and essentially requires TdF to (1) sell all of its interest in us (including Crown Castle UK Holdings Limited) within four months following the date on which the UK Secretary of State announced the UK Competition Commission's approval of NTL's acquisition of the cable business of Cable and Wireless Communications (March 23, 2000, unless a later date is approved by the UK Director General), and (2) relinquish certain significant governance rights with respect to us. The comment period deadline for the published, recommended undertakings is April 12, 2000. We cannot predict what undertakings, if any, will ultimately be executed by TdF, when TdF might undertake such undertakings or what effect such undertakings might have on us. See "--Risk Factors--Our Agreements with TdF Give TdF Substantial Governance and Economic Rights."

   ONdigital Digital Transmission Contract. In 1997, the Independent Television Commission awarded ONdigital three of the five available commercial digital terrestrial television "multiplexes" for new program services. We bid for and won the 12 year contract from ONdigital to build and operate its digital television transmission network. The contract provides for approximately (Pounds)20.0 million ($34.0 million) of revenue per year from 2001 to 2008, with lesser amounts payable before and after these years and with service credits repayable for performance below agreed thresholds.

   BBC Digital Transmission Contract. In 1998, we bid for and won the 12-year contract from the BBC to build and operate its digital terrestrial television transmission network. The BBC has committed to the full digital terrestrial television roll-out contemplated by the contract providing for approximately (Pounds)10.5 million ($17.8 million) of revenue per year during the 12 year period, with service credits repayable for performance below agreed thresholds. There is a termination provision during the three-month period following the fifth anniversary of our commencement of digital terrestrial transmission services for the BBC exercisable by the BBC but only if the BBC's Board of Governors determines, in its sole discretion, that digital television in the United Kingdom does not have sufficient viewership to justify continued digital television broadcasts. Under this provision, the BBC will pay us a termination fee in cash that substantially recovers our capital investment in the network, and any residual ongoing operating costs and liabilities. Like the BBC analog transmission contract, the contract is terminable upon the occurrence of certain change of control events.

   BT Digital Distribution Contract. Under the BBC digital transmission contract and the ONdigital digital transmission contract, in addition to providing digital terrestrial transmission services, Crown Castle UK Limited has agreed to provide for the distribution of the BBC's and ONdigital's broadcast signals from their respective television studios to Crown Castle UK Limited's transmission network. Consequently, in May 1998, Crown Castle UK Limited entered into a 12 year distribution contract with British Telecommunications plc (with provisions for extending the term), in which British Telecom has agreed to provide fully duplicated, fiber-based, digital distribution services, with penalties for late delivery and service credits for failure to deliver 99.99% availability.

   Site-Sharing Agreement. In order to optimize service coverage and enable viewers to receive all analog UHF television services using one receiving antenna, the BBC, as the predecessor to Crown Castle UK Limited, and NTL made arrangements to share all UHF television sites. This arrangement was introduced in the 1960s when UHF television broadcasting began in the United Kingdom. In addition to service coverage advantages, the arrangement also minimizes costs and avoids the difficulties of obtaining additional sites.

   On September 10, 1991, the BBC and NTL entered into the site sharing agreement which set out the commercial site sharing terms under which the parties were entitled to share each others' sites for any television and radio services.

   Under the Site-Sharing Agreement, the party that is the owner, lessee or licensee of each site is defined as the "Station Owner." The other party, the "Sharer", is entitled to request a license to use certain facilities at that site. The Site-Sharing Agreement and each site license provide for the Station Owner to be paid a commercial license fee in accordance with the Site-Sharing Agreement ratecard and for the Sharer to be responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. The Site-Sharing Agreement may be terminated with five years' prior notice by either of the parties and expires on December 31, 2005 or on any tenth anniversary of that date. It may also be terminated:

   (1) following a material breach by either party which, if remediable, is not remedied within 30 days of notice of such breach by the non-breaching party,

   (2) on the bankruptcy or insolvency of either party, and

   (3) if either party ceases to carry on a broadcast transmission business or function.

   Similar site sharing agreements have been entered into between NTL and us for the build-out of digital transmission sites and equipment, including a new rate card related to site sharing fees for new digital facilities and revised operating and maintenance procedures related to digital equipment.

   Vodafone AirTouch. On April 16, 1998, under Vodafone AirTouch's master lease agreement with us, Vodafone AirTouch agreed to locate antennas on 122 of our existing communication sites in the United Kingdom. The first 96 sites had been completed by the end of December 1999. This included 39 sites at which a new tower had been constructed to replace an existing structure of limited capacity. The remaining sites are expected to be completed by the end of July 2000 and will include the construction of a further 29 replacement towers. After their upgrade, these sites will be able to accommodate additional tenants.

   One2One Northern Ireland Network. On December 29, 1999, Crown Castle UK Limited and One2One entered into an agreement under which Crown Castle UK Limited will establish a turnkey mobile network for One2One in Northern Ireland. The majority of the network is expected to be completed by mid 2000. Crown Castle UK Limited will provide all cell planning, acquisition, design, build, operation and maintenance services related to the network. The agreement with One2One is for an initial term of eleven years. We currently own and operate approximately 100 tower sites in Northern Ireland, and we expect that One2One will be a tenant on substantially all of these sites as part of the network.

   Third Generation Technology
   The United Kingdom is currently auctioning four licenses relating to third generation ("3G") mobile communications, the license with the largest amount of spectrum reserved for an insurgent carrier.

   In anticipation of the deployment of the 3G auctions in the United Kingdom, Crown Castle UK Limited has prepared models for the deployment and operation of 3G networks in the United Kingdom. We contemplate working with the successful bidders for 3G licenses in order to provide the outsourcing of network operation and management and site sharing of network towers, equipment and other communications infrastructure, such as base stations, as a solution to many of the commercial and technical challenges and costs which such 3G license holders will face. There can be no assurances that we will be successful in marketing our asset and services to winners of the 3G auctions in the United Kingdom.

   Customers
   For the 12 months ended December 31, 1999, the BBC accounted for approximately 50% of Crown Castle UK Limited's consolidated revenues. This percentage has decreased from 58.9% for the 12 months ended December 31, 1998 and is expected to continue to decline as Crown Castle UK Limited continues to expand its site rental business. Crown Castle UK Limited provides all four U.K. personal communications network/cellular operators (Cellnet, One2One, Orange and Vodafone AirTouch) with infrastructure services and also provides fixed telecommunications operators, such as British Telecom, Cable & Wireless Communications, Energis and Scottish Telecom, with microwave links and backhaul infrastructure. The following is a list of some of Crown Castle UK Limited's leading site rental customers by industry segment.

             Industry                           Selected Customers
         ----------------                   -------------------------
Broadcasting........................ BBC, NTL, Virgin Radio, Talk Radio,
                                      XFM, ONdigital
PMR/TETRA........................... National Band 3, Dolphin
Personal Communications Network..... Orange, One2One
Data................................ RAM Mobile Data, Cognito
Paging.............................. Hutchinson, Page One
Governmental Agencies............... Ministry of Defense
Cellular............................ Vodafone AirTouch, Cellnet
Public Telecommunications........... British Telecom, Cable & Wireless
                                      Communications
Other............................... Aerial Sites, Health Authorities
Utilities........................... Welsh Water, Southern Electric

   Sales and Marketing
   We have about 20 sales and marketing personnel in the United Kingdom who identify new revenue-generating opportunities, develop and maintain key account relationships, and tailor service offerings to meet the needs of specific customers. An excellent relationship has been maintained with the BBC, and successful new relationships have been developed with many of the major broadcast and wireless communications carriers in the United Kingdom. We have begun to actively cross-sell our products and services so that, for example, site rental customers are also offered build-to-suit services.

   Competition
   NTL is Crown Castle UK Limited's primary competition in the terrestrial broadcast transmission market in the United Kingdom. NTL provides analog transmission services to ITV, Channels 4 and 5, and S4C Digital Networks. It also has been awarded the transmission contract for the new digital terrestrial television multiplex service from Digital 3 & 4 Limited, and a similar contract for the digital terrestrial television service for S4C.

   Although Crown Castle UK Limited and NTL are direct competitors, they have reciprocal rights to the use of each others' sites for broadcast transmission usage in order to enable each of them to achieve the necessary country-wide coverage. This relationship is formalized by the Site-Sharing Agreement entered into in 1991, the time at which NTL was privatized.

   NTL also offers site rental on approximately 1,000 of its sites, some of which are managed on behalf of third parties. Like Crown Castle UK Limited, NTL offers a full range of site-related services to its customers, including installation and maintenance. Crown Castle UK Limited believes its towers to be at least as well situated as NTL's and that it will be able to expand its own third-party site-sharing penetration.

   All four U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. Cellnet and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. British Telecom and Cable & Wireless Communications are both major site sharing customers but also compete by leasing their own sites to third parties. British Telecom's position in the market is even larger when considered in combination with its interest in Cellnet.

   Several other companies compete in the market for site rental. These include British Gas, Racal Network Systems, Aerial Sites Plc, Relcom Aerial Services and the Royal Automobile Club. Some companies own sites initially developed for their own networks, while others are developing sites specifically to exploit this market.

   Crown Castle UK Limited faces competition from a large number of companies in the provision of network services. The companies include NTL, specialty consultants and equipment manufacturers such as Nortel and Ericsson.

 AUSTRALIA OPERATIONS

   In March 2000, we entered into an agreement with Cable & Wireless Optus pursuant to which Cable & Wireless Optus will sell to Crown Castle Australia approximately 705 wireless communications towers located in Australia for approximately $135 million in cash. In addition, Cable & Wireless Optus has agreed to lease space on each of such towers for an initial term of 15 years. The agreement also provides us with an exclusive right to develop all future tower sites for Cable & Wireless Optus in Australia over the next six years. Crown Castle Australia is two-thirds owned by us and one-third owned by an investor group lead by Fay, Richwhite Communications Ltd., a New Zealand-based investment firm.

   The Cable & Wireless Optus transaction is expected to close in the second quarter of 2000. Following the completion of the transaction, Crown Castle Australia will be the largest independent tower operator in Australia. Upon completion of the transaction, Crown Castle Australia will own and operate a nationwide tower portfolio covering over 90 percent of the population in Australia. See "--Recent and Agreed to Transactions--Cable & Wireless Optus Transaction." There can be no assurances that the transaction with Cable & Wireless Optus will be completed or that we will be successful in transacting operations in Australia.

EMPLOYEES

   At March 1, 2000, we employed approximately 1,250 people worldwide. Other than in the United Kingdom, we are not a party to any collective bargaining agreements. In the United Kingdom, we are party to a collective bargaining agreement with the Broadcast, Entertainment, Cinematographic and Technicians Union. This agreement establishes bargaining procedures relating to the terms and conditions of employment for all of Crown Castle UK Limited's non-management staff. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

REGULATORY MATTERS

 UNITED STATES

   Federal Regulations

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

   The FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antenna structures. These standards mandate that the FCC and the FAA consider the height of proposed antenna structures, the relationship of the structure to existing natural or man-made obstructions and the proximity of the antenna structures to runways and airports. Proposals to construct or to modify existing antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation. The FAA may condition its issuance of a determination that the structure will not present a hazard to aviation upon compliance with specified lighting and/or marking requirements. The FCC will not license the operation of wireless telecommunications devices on towers unless the tower is in compliance with the FAA's rules and is registered with the FCC, if necessary. The FCC will not register a tower unless it has been cleared by the FAA. The FCC may also enforce special lighting and painting requirements. Owners of wireless transmissions towers may have an obligation to maintain painting and lighting to conform to FAA and FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. The Company generally indemnifies its customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

   The 1996 Telecom Act limits certain state and local zoning authorities' jurisdiction over the construction, modification and placement of towers. The law prohibits any action that would (1) discriminate between different providers of personal wireless services or (2) prohibit or have the effect of prohibiting the provision of personal wireless service. Finally, the 1996 Telecom Act requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

   Local Regulations
   Local regulations include:

   .    city and other local ordinances;

   .    zoning restrictions; and

   .    restrictive covenants imposed by community developers.

These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers.

   Licenses Under the Communications Act of 1934
   We hold, through certain of our subsidiaries, licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave and commercial mobile radio services, including specialized mobile radio and paging facilities, as well as private mobile radio services including industrial/business radio facilities, which are subject to additional regulation by the FCC. We are required to obtain the FCC's approval prior to the transfer of control of any of our FCC licenses.

   We, as the parent company of the licensees of common carrier and commercial mobile radio services facilities, are also subject to Section 310(b)(4) of the Communications Act of 1934, as amended, which would limit us to a maximum of 25% foreign ownership absent a ruling from the FCC that foreign ownership in excess of 25% is in the public interest. In light of the World Trade Organization Agreement on Basic Telecommunications Services, which took effect on February 5, 1998, the FCC has determined that such investments are generally in the public interest if made by individuals and entities from WTO-member nations. We are over 25% foreign owned by companies headquartered in France, the United Kingdom and New Zealand. Each of these nations is a signatory to the WTO agreement. The FCC has granted approval of up to 49.9% foreign ownership of us, at least 25% of which will be from WTO-member nations.

 UNITED KINGDOM

   Telecommunications systems and equipment used for the transmission of signals over radio frequencies have to be licensed in the United Kingdom. These licenses are issued on behalf of the British Government by the Secretary of State for Trade and Industry under the Telecommunications Act 1984 and the Wireless Telegraphy Acts 1949, 1968 and 1998. Crown Castle UK Limited has a number of such licenses under which it runs the telecommunications distribution and transmission systems which are necessary for the provision of its transmission services. Crown Castle UK Limited's operations are subject to comprehensive regulation under the laws of the United Kingdom.

   Licenses under the Telecommunications Act 1984
   Crown Castle UK Limited has the following three licenses under the Telecommunications Act 1984:

   Transmission License. The Transmission License is a renewable license to run telecommunications systems for the transmission via wireless telegraphy, a type of data transmissions technique, of broadcasting services. This license is for a period of at least 25 years from January 23, 1997, and is Crown Castle UK Limited's principal license. Its main provisions include:

   (1) a price control condition covering the provision of all analog radio and television transmission services to the BBC under the BBC analog transmission agreement, establishing an initial price at approximately (Pounds)44 million for regulated elements of the services provided by Crown Castle UK Limited under the BBC analog transmission agreement in the year ended March 31, 1997, with an increase cap which is 1% below the rate of increase in the Retail Price Index over the previous calendar year. The current price control condition applies until March 31, 2006,

   (2) a change of control provision which requires notification of acquisitions of interest in Crown Castle UK Limited of more than 20% by a public telecommunications operator or any Channel 3 or Channel 5 licensee, which acquisitions entitle the Secretary of State to revoke the license,

   (3) a site sharing requirement requiring Crown Castle UK Limited to provide space on its towers to analog and digital broadcast transmission operators and including a power for the Director General of Telecommunications ("OFTEL"), as the regulator, to determine prices if there is failure between the site owner and the prospective site sharer to agree to a price,

   (4) a fair trading provision enabling OFTEL to act against anti-competitive behavior by the licensee, and

   (5) a prohibition on undue preference or discrimination in the provision of the services it is required to provide third parties under the transmission license.

   On August 11, 1998, OFTEL determined that it had jurisdiction to make a determination with respect to a complaint made by Classic FM and NTL in respect of certain charges, imposed previously by the BBC under the Site-Sharing Agreement with NTL for the use by Classic FM of BBC radio antennas and passed on to Classic FM by NTL. OFTEL's position as of March 1999 is that the Site-Sharing Agreement did not cover charges for new services to customers such as Classic FM, thereby enabling OFTEL to intervene and determine the appropriate rate under the "applicable rate" mechanism in Crown Castle UK Limited's transmission license. This procedure could result in the fees NTL pays to Crown Castle UK Limited for site sharing facilities for Classic FM, currently calculated under the site-sharing agreement, being determined at a reduced rate and otherwise not being covered by the terms of any existing contract which could lead to a diminution of Crown Castle UK Limited's income of approximately (Pounds)300,000 per annum, or approximately 0.4% of revenues and 1.0% of EBITDA for the fiscal year ended March 31, 1997. Crown Castle UK Limited has challenged OFTEL's right to make a determination and on April 28, 1999, Crown Castle UK Limited was given leave by the High Court to apply for a judicial review of that determination. Meanwhile, Crown Castle UK Limited is also seeking to negotiate a settlement with Classic FM and NTL and has made a provision of approximately (Pounds)2.9 million relating to any rate adjustment imposed by OFTEL with respect to previous charges for Classic FM under the Site-Sharing Agreement.

   Crown Castle UK Limited is discussing with OFTEL certain amendments to Crown Castle UK Limited's Telecommunications Act Transmission License to ensure that the price control condition accommodates the provision by Crown Castle UK Limited of additional contractually agreed upon services to the BBC in return for additional agreed upon payments. See "--Risk Factors--Extensive Regulations Which Could Change at Any Time and Which We Could Fail to Comply With Regulate Our Business."

   The Secretary of State has designated the transmission license a public telecommunications operator license in order to reserve to himself certain emergency powers for the protection of national security. This designation is, however, limited to this objective. Crown Castle UK Limited does not have a full domestic public telecommunications license and does not require one for its current activities. The Department of Trade and Industry has, nevertheless, indicated that it would be willing to issue Crown Castle UK Limited such a license. As a result, Crown Castle UK Limited would gain wider powers to provide services to non-license holding third parties including public switched voice telephony and satellite uplink and would grant Crown Castle UK Limited powers to build out its network over public property (so-called "code powers").

   General Telecom License. The general telecom license is a general license to run telecommunications systems and authorizes Crown Castle UK Limited to run all the necessary telecommunications systems to convey messages to its transmitter sites (e.g., via leased circuits or using its own microwave links). The license does not cover the provision of public switched telephony networks (which would require a public telecommunications license as described above).

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

   Licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998

   Crown Castle UK Limited has a number of licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998, authorizing the use of radio equipment for the provision of certain services over allocated radio frequencies including:

   (1) a broadcasting services license in relation to the transmission services provided to the BBC, Virgin Radio and Talk Radio,

   (2) a fixed point-to-point radio links license;

   (3) two bandwidth test and development licenses, and

   (4) digital terrestrial television test and development licenses.

   All the existing licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998 have to be renewed annually with the payment of a significant fee. The BBC, Virgin Radio and Talk Radio have each contracted to pay their portion of these fees. ONdigital is obligated under the ONdigital digital transmission contract to pay most of their portion of these fees.

ENVIRONMENTAL MATTERS

   Our operations are subject to foreign, federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and nonhazardous substances, materials and wastes. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and also could be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to cleanup liabilities in both the United States and the United Kingdom and environmental exposure will extend to Australia once we commence operations there.

   We are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been subject to any claims relating to radio frequency emissions, we have established operating procedures designed to reduce employee exposures to radio frequency emissions and are continually evaluating certain of our towers and transmission equipment in the United States and the United Kingdom to determine whether radio frequency emission reductions are economically possible and feasible.

   In addition, we are subject to licensing, registration and related requirements concerning tower siting, construction and operation. In the United States, the FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC regulations implementing the Act place responsibility on each applicant to investigate any potential environmental effects of a proposed operation and to disclose any significant effects on the environment in an environmental assessment prior to commencing construction. In the event the FCC determines that a proposed tower would have a significant environmental impact, the FCC would be required to prepare an environmental impact statement. This process could significantly delay or prevent the registration or construction of a particular tower, or make tower construction more costly. In certain jurisdictions, local laws or regulations may impose similar requirements.

   We believe that we are in substantial compliance with all applicable environmental laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on our business, results of operations, or financial condition.

RECENT AND AGREED TO TRANSACTIONS

   We have recently completed or entered into agreements for the transactions described below. Completion of these transactions has and will continue to result in a significant increase in the size of our operations and the number of towers that we own and manage plus our need for capital. The agreements governing the transactions that have not yet been closed or that are closing over a series of closings include a number of important conditions agreed to. Therefore, we cannot guarantee that we will consummate any of the agreed to transactions on the terms currently contemplated or at all. The descriptions of the terms of these transactions set forth below are summaries and are qualified in their entirety by reference to the complete text of the relevant agreements.

   Bell Atlantic Joint Venture
   On March 31, 1999, we completed the formation of a joint venture with Bell Atlantic Mobile to own and operate approximately 1,458 towers. These towers represent substantially all the towers in Bell Atlantic's wireless network in the eastern and southwestern United States, including markets such as New York, Philadelphia, Boston, Washington, D.C. and Phoenix. The joint venture will also build and own the next 500 towers to be built for Bell Atlantic's wireless communications business. In addition, upon completion of such 500 towers, the Bell Atlantic joint venture will have a right of first refusal to construct the next 200 towers for Bell Atlantic. Bell Atlantic leases antenna space on the 1,458 towers transferred to the joint venture and will lease antenna space on the towers that the joint venture builds for Bell Atlantic.

   BellSouth Transaction
   On June 1, 1999, we entered into an agreement with BellSouth to control and operate, through a sublease, approximately 1,850 towers. These towers represent substantially all the towers in BellSouth's wireless network in the southeastern and midwestern United States, including markets such as Miami, Atlanta, Tampa, Nashville and Indianapolis. We will be responsible for managing and leasing the available space on BellSouth's towers. We will have the right to build, control and operate the next 500 towers to be built for BellSouth's wireless communications business. BellSouth will pay a management fee for its retained antenna space on the towers effectively equivalent to lease payments, as well as on the towers we build for BellSouth. The BellSouth transaction will close in a series of closings which commenced on June 1, 1999 and is expected to be substantially completed by June 30, 2000. As of February 2, 2000, we had subleased and acquired control of 1,664 of these towers.

   Powertel Acquisition
   In 1999, we completed the purchase of 620 towers from Powertel.
These towers represent substantially all of Powertel's owned towers in its wireless network in the southeastern and midwestern United States, including such markets as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast. These towers are complementary to BellSouth's towers in the southeast and have minimal coverage overlap. We subsequently acquired in 2000, 30 additional towers from Powertel which were incomplete at the time of the initial closing. Powertel leases antenna space on the 650 towers we acquired from them. We also have a build-to-suit agreement through 2000 as to a minimum of 40 towers.

   One2One Transaction
   On March 31, 1999, Crown Castle UK Limited acquired the rights to manage, develop and, at its option, acquire up to 821 towers. These towers represent substantially all the towers in One2One's nationwide wireless network in the United Kingdom. We are responsible for managing and leasing available space on the towers and receive all the income from any such third party leases.

   BellSouth DCS Transaction
   On July 23, 1999, we entered into an agreement with BellSouth DCS to control and operate, through a sublease, approximately 773 personal communications towers from BellSouth DCS. The towers are located in North Carolina, South Carolina, east Tennessee and parts of Georgia. The terms of the BellSouth DCS transaction are substantially the same as the BellSouth transaction described above. The towers are complementary to the towers we have acquired or are in the process of acquiring through the BellSouth transaction, the Powertel acquisition and the GTE Wireless joint venture. BellSouth DCS will effectively lease space from us on the towers we acquire from them through a management arrangement and fee. As of February 2, 2000, we had closed on 674 of these towers.

   GE Capital Transaction
   On November 19, 1999, GE Capital Structured Finance Group, or SFG, made a $200,000,000 strategic investment in us in exchange for 200,000 shares of our 8 1/4% manditorily redeemable, convertible preferred stock and warrants to purchase 1,000,000 shares of our common stock. The warrants have an exercise price of $26.875 per share and are exercisable, in whole or in part, at any time for a period of five years following the issue date. The net proceeds of this investment will be used to pay a portion of the purchase price for the GTE transaction described below.

   One2One Northern Ireland Network
   On December 29, 1999, Crown Castle UK Limited and One2One entered into an agreement pursuant to which Crown Castle UK Limited will establish a turnkey mobile network for One2One in Northern Ireland. The majority of the network is expected to be completed by mid 2000. We will provide all cell planning, acquisition, design, build, operation and maintenance services related to the network. The agreement with One2One is for an initial term of eleven years. We currently own and operate approximately 100 tower sites in Northern Ireland, and we expect that One2One will be a tenant on substantially all of these sites as part of the network.

   GTE Transaction
   On November 7, 1999 we entered into a formation agreement with GTE Wireless Incorporated and certain affiliates of GTE Wireless to form a joint venture to own and operate a significant majority of the wireless communications towers of GTE Wireless. We will own up to an 88.65% equity interest in the joint venture, and the day-to-day operations of the joint venture will be managed by us.

   The transaction will be completed in multiple closings, each of which is subject to a number of conditions which could prevent it from occurring. At each closing, in exchange for interests in the joint venture, GTE Wireless will contribute to the joint venture towers and liabilities relating thereto, and we will contribute consideration proportionate to the number of towers being transferred. It is currently contemplated that up to 2,322 towers will be transferred. If all such towers are transferred, we will be required to contribute up to approximately $825.0 million (of which up to $100.0 million can be in shares of our common stock valued at $18.655 per share) to the joint venture. Of this amount, $25 million will be retained by the joint venture for working capital, and the balance will be distributed to GTE Wireless. In addition, the joint venture may borrow up to $200 million of indebtedness, subject to certain limitations, which borrowing will reduce our contribution requirement. The proceeds of any such borrowing will be distributed to GTE Wireless. The initial closing took place on January 31, 2000 at which time we contributed $223.9 million in cash to the joint venture, and GTE Wireless contributed 637 towers in exchange for a cash distribution of $198.9 million from the joint venture. We anticipate closing with respect to approximately 1,600 additional towers effective as of April 1, 2000. In connection with the transaction, we deposited $50 million into an escrow account; such funds would be forfeited to GTE Wireless in the event that any closing does not occur as a result of our inability to obtain adequate financing. We contemplate that the April 1, 2000 closing will involve all cash (including the $50 million in escrow) being contributed to the joint venture.

   In connection with the formation of the joint venture, GTE Wireless and the joint venture entered into a master build-to-suit agreement, pursuant to which, subject to certain conditions, the next 500 towers to be built for GTE Wireless will be constructed and owned by the joint venture. The 500 tower amount will be reduced for certain towers built for third parties, including towers built for Bell Atlantic in excess of 500 towers. In addition, the parties entered into a global lease, under which GTE Wireless will lease space on all of the towers acquired by the joint venture from GTE Wireless and all towers constructed under the build-to-suit agreement. The average monthly rent on the 2,322 towers contributed to the joint venture by GTE Wireless will be approximately $1,400, subject to certain adjustments, including a 4% per year increase for the initial 10-year period. For all sites, the initial lease term is 10 years, with an option for four additional five-year terms at the election of GTE Wireless.

   Upon a dissolution of the joint venture we will receive all the assets and liabilities of the joint venture, other than any shares of our common stock held by the joint venture, which would be distributed to GTE Wireless. GTE Wireless will transfer its equity interests in the joint venture to us, and we will pay to GTE Wireless the fair market value of such interests. A dissolution may be triggered (1) by GTE Wireless at any time following the third anniversary of the formation of the joint venture and (2) by us at any time following the fourth anniversary of its formation.

   We also entered into a letter agreement dated November 7, 1999 with GTE Wireless, whereby GTE Wireless has the right to contribute additional towers on terms substantially similar to the formation agreement. These additional towers may be (1) currently owned towers not contributed pursuant to the formation agreement, (2) towers subsequently acquired in cellular or personal communications services markets east of the Mississippi, or (3) towers acquired by GTE Wireless recently from Ameritech Corp. Conversely, the joint venture also has the right to require the Ameritech towers to be contributed by GTE Wireless to the joint venture in a manner that is substantively identical to GTE Wireless' right to contribute the Ameritech towers described above. Consideration paid for these additional towers will be in the form of cash and additional ownership interests for GTE Wireless in the joint venture. The Ameritech towers are limited to 600 towers, and the towers which GTE Wireless currently owns or subsequently acquires are limited to 100 towers in any twelve month period. The rights with respect to the Ameritech towers must be exercised no later than May 1. The letter agreement terminates, with respect to the towers which GTE Wireless currently owns or subsequently acquires, 18 months after the final closing under the formation agreement. All of these towers are subject to the global lease.

   Cable & Wireless Optus Transaction
   On March 9, 2000, Crown Castle Australia entered into an agreement with Cable & Wireless Optus. Pursuant to the agreement, Cable & Wireless Optus will sell to Crown Castle Australia approximately 705 wireless communications towers located in Australia for approximately $135 million (A$220 million) in cash. The agreement also provides Crown Castle Australia with an exclusive right to develop all future tower sites for Cable & Wireless Optus over the next six years. In addition, Cable & Wireless Optus has entered into a tower access agreement, under which Cable & Wireless Optus has agreed to lease space on the 705 towers for an initial term of 15 years. Crown Castle Australia is two-thirds owned by us and one-third owned by an investment group lead by Fay, Richwhite Communications Ltd., a New Zealand-based investment firm. The transaction is expected to close in the second quarter of 2000. Following the completion of the transaction, Crown Castle Australia will be the largest independent tower operator in Australia.

   2000 Credit Facility
   In March 2000, a subsidiary of ours entered into a credit agreement with a syndicate of banks which consists of two term loan facilities and a revolving line of credit aggregating $1.2 billion (the "2000 Credit Facility"). Available borrowings under the 2000 Credit Facility are generally to be used for the construction and purchase of towers and for the general corporate purposes of certain of our subsidiaries along with the discharge of the then existing credit facility of such subsidiaries. The amount of available borrowings will generally be determined based upon the then current financial performance of the assets of those subsidiaries. Up to $25 million of borrowing availability under the 2000 Credit Facility can be used for letters of credit. On March 15, 2000, we used $83.4 million in borrowings under the 2000 Credit Facility to repay outstanding borrowings and accrued interest under our senior credit facility to such subsidiaries. Additional proceeds of approximately $317 million in borrowings will be promptly used to fund a portion of the purchase price of the GTE Wireless transaction and for general corporate purposes.

RISK FACTORS

   You should carefully consider the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.


 FAILURE TO PROPERLY MANAGE OUR GROWTH

   If we are unable to successfully integrate acquired operations or to manage our existing operations as we grow, our business will be adversely affected and we may not be able to continue our current business strategy.

   We cannot guarantee that we will be able to successfully integrate acquired businesses and assets into our business or implement our plans without delay. If we fail to do so it could have a material adverse effect on our financial condition and results of operations. We have grown significantly over the past two years through acquisitions, and such growth continues to be an important part of our business plan. The addition of over 8,500 towers to our operations through our recent and agreed to transactions has increased and will continue to increase our current business considerably and adds operating complexities. Successful integration of these transactions will depend primarily on our ability to manage these combined operations and to integrate new management and employees with and into our existing operations.

   Implementation of our acquisition strategy may impose significant strains on our management, operating systems and financial resources. We regularly evaluate potential acquisition and joint venture opportunities and are currently evaluating potential transactions that could involve substantial expenditures, possibly in the near term. If we fail to manage our growth or encounter unexpected difficulties during expansion, it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of acquisitions and joint venture opportunities will require substantial attention from our senior management, which will limit the amount of time they are able to devote to our existing operations.

 WE MAY NOT COMPLETE THE AGREED TO TRANSACTIONS

   If we fail to complete any or all of the agreed to transactions described in this document, we may incur liquidated damages and will not recognize all of the benefits of such transactions.

   If one or more of the agreed to transactions we describe in this document is not completed or is completed on significantly different terms than those currently contemplated, it could substantially affect the implementation of our business strategy. If we fail to close these transactions, our ability to offer tower clusters in major U.S. markets will be impaired. As a result, our future site rental revenue would be adversely affected. We cannot guarantee that we will complete any or all of these agreed to transactions. The agreements relating to these agreed to transactions contain many conditions that must be satisfied before we can close such agreed to transactions.

   In addition, we cannot assure you that the transactions, if and when completed, will be done so on the terms currently contemplated. For example, each of the agreements relating to these agreed to transactions includes provisions that could result in our purchasing fewer towers at closing.

   Our initial transaction with GTE Wireless is closing in a series of closings. If any closing does not occur as a result of our inability to obtain adequate financing, GTE wireless may retain a $50.0 million liquidated damages payment which we have deposited into escrow.

 SUBSTANTIAL LEVEL OF INDEBTEDNESS

   Our substantial level of indebtedness could adversely affect our ability to react to changes in our business. We may also be limited in our ability to use debt to fund future capital needs.

   We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 1999.

                                                           (Dollars in
                                                            thousands)
Total indebtedness........................................ $1,542,345
Redeemable preferred stock................................    422,923
Stockholders' equity......................................  1,617,747
Debt and redeemable preferred stock to equity ratio.......      1.21x

   In addition, our earnings for the twelve months ended December 31, 1999 were insufficient to cover fixed charges by $91.3 million.

   Given our substantial indebtedness, we could be affected in the following ways:

   . we could be more vulnerable to general adverse economic and industry conditions;

   . we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

   . we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other projects;

   . we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry; and

   . we will have a competitive disadvantage relative to other companies with less debt in our industry.


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

 AS A HOLDING COMPANY, WE REQUIRE DIVIDENDS FROM SUBSIDIARIES TO MEET CASH REQUIREMENTS OR PAY DIVIDENDS

   If our subsidiaries are unable to dividend cash to us when we need it, we may be unable to pay dividends or satisfy our obligations, including interest and principal payments, under our debt instruments.

   Crown Castle International Corp., or CCIC, is a holding company with no business operations of its own. CCIC's only significant asset is the outstanding capital stock of its subsidiaries. CCIC conducts all its business operations through its subsidiaries. Accordingly, CCIC's only source of cash to pay dividends or make other distributions on its capital stock or to pay interest and principal on its outstanding indebtedness is distributions relating to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries. We currently expect that the earnings and cash flow of CCIC's subsidiaries will be retained and used by such subsidiaries in their operations, including to service their respective debt obligations. Even if we did determine to make a distribution in respect of the capital stock of CCIC's subsidiaries, there can be no assurance that CCIC's subsidiaries will generate sufficient cash flow to pay or distribute such a dividend or funds, or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, would permit such dividends, distributions or payments. Furthermore, the terms of our U.S. and U.K. credit facilities place restrictions on our principal subsidiaries' ability to pay dividends or to make distributions, and in any event, such dividends or distributions may only be paid if no default has occurred under the applicable instrument. Moreover, CCIC's subsidiaries are permitted under the terms of their existing debt instruments to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to CCIC. See "--Substantial Level of Indebtedness" and "--Ability to Service Debt".

 ABILITY TO SERVICE DEBT

   To service our indebtedness, we will require a significant amount of cash from our subsidiaries. An inability to access our subsidiaries' cash flow may lead to an acceleration of our indebtedness, including our notes. Currently, the instruments governing our subsidiaries' indebtedness do not allow sufficient funds to be distributed to CCIC to service its indebtedness.

   If CCIC is unable to refinance its subsidiary debt or renegotiate the terms of such debt, CCIC may not be able to meet its debt service requirements, including interest payments on our notes, in the future. Our 9% senior notes and our 9 1/2% senior notes will require annual cash interest payments of approximately $16.2 million and $11.9 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million.

 RESTRICTIVE DEBT COVENANTS

   The terms of our debt instruments impose significant restrictions on our ability to take a number of actions that our management might otherwise believe to be in your best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

   Currently we have debt instruments in place that restrict our ability to incur more indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the restrictions of these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases would cause the maturity of substantially all of our long-term indebtedness to be accelerated.

 OUR AGREEMENTS WITH TDF GIVE TDF SUBSTANTIAL GOVERNANCE AND ECONOMIC RIGHTS

   The exercise of these rights by TdF could have a material adverse effect on our business.

   We have entered into agreements with TeleDiffusion de France International S.A., or TdF, an affiliate of France Telecom, that give TdF substantial rights. The agreements were entered into in order to induce TdF to participate in the roll-up of our U.K. business, the transaction in which we exchanged shares of our common stock for shares of Crown Castle UK Holdings Limited common stock, held by Crown Castle UK Holdings Limited stockholders and, as a result, increased our ownership in Crown Castle UK Holdings Limited to 80%. The TdF agreements give TdF significant rights relating to the governance of CCIC and our U.K. business. Our U.K. business currently accounts for a substantial majority of our revenues. TdF retains significant governance rights even if we acquire the remaining 20% interest of our U.K. business held by TdF.

   Further, the Department of Trade and Industry in the United Kingdom, or DTI, in December 1999 recommended to the Office of Fair Trading that as a condition to not referring a proposed 25% equity investment in NTL by TdF's parent (France Telecom) to the Competition Commission, TdF should be required to undertake to dispose of its investment in Crown Castle UK Holdings Limited and us. The publicly-announced purpose of the investment by France Telecom in NTL is to finance NTL's acquisition of Cable and Wireless Communications which acquisition was recently approved by the Competition Commission. A draft of the recommended undertakings was published on March 29, 2000 and essentially requires TdF to (1) sell all of its interest in us (including Crown Castle UK Holdings Limited) within four months following the date on which the UK Secretary of State announced the UK Competition Commission's approval of NTL's acquisition of the cable business of Cable and Wireless Communications (March 23, 2000, unless a later date is approved by the UK Director General), and (2) relinquish certain significant governance rights with respect to us. The comment period deadline for the published, recommended undertakings is April 12, 2000. We cannot predict what undertakings, if any, will ultimately be executed by TdF, when TdF might undertake such undertakings or what effect such undertakings might have on us.

   TdF's Governance Rights May Restrict Us From Taking Actions Our Board of Directors Consider to Be in Your Best Interests
   We have granted TdF the ability to govern some of our activities, including the ability to:

   . prohibit us from entering into material acquisitions, issuing new equity securities and incurring significant indebtedness;

   .    elect up to two members of our board of directors; and

   . elect at least one director to the executive and nominating and corporate governance committees of our board of directors.


   In addition, TdF has significant governance rights over our U.K. business. Although TdF, through its subsidiary, DFI, currently has only a 20% equity interest in Crown Castle UK Holdings Limited, TdF has the right to restrict a number of corporate actions at Crown Castle UK Holdings Limited.

   TdF's exercise of these rights could be contrary to your interests.

   TdF Will Be Able to Buy Our Interest, or Require Us to Buy Their Interest, in Our U.K. Business in Connection with a Sale of CCIC

   Under the circumstances described below, TdF will have the right to acquire all of our shares in Crown Castle UK Holdings Limited or to require us to purchase all of TdF's shares in Crown Castle UK Holdings Limited, at fair market value in either case. This right will be triggered under the following circumstances:

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


   Further, immediately before any of these events occur, TdF will have the right to require us to purchase 50% of their Class A common stock in cash at the same price we would have to pay once the event occurs.

   If we were required to sell our shares in Crown Castle UK Holdings Limited to TdF, we would no longer own our U.K. business and would lose all the benefits of owning such business. On the other hand, if we were required to purchase all of TdF's shares in Crown Castle UK Holdings Limited and/or purchase 50% of their

Class A common stock, we cannot guarantee that we would have the necessary funds to do so or that we would be permitted to do so at the time under our debt instruments. If we did not have sufficient funds, we would have to seek additional financing. We cannot guarantee, however, that such financing would be available on commercially reasonable terms or at all. If such financing were not available, we might be forced to sell assets at unfavorable prices in order to generate the cash needed to buy the shares from TdF. In addition, our obligation to purchase TdF's shares could result in an event of default under our debt instruments.

   TdF Has an Option to Put to Us Its Interest in Our U.K. Business Following the Second Anniversary of the Roll-Up of Our U.K. Business; This Could Result in A Default Under Our Debt Instruments or Substantial Dilution to Our Other Stockholders
   If TdF has not exchanged its interest in Crown Castle UK Holdings Limited for additional interest in CCIC by the second anniversary of the roll-up of our U.K. business, TdF will have the right to require us to purchase all of their shares in Crown Castle UK Holdings Limited, at fair market value. We may elect to pay either (1) in cash or (2) with our common stock at a discount of 15% to its market value. We cannot guarantee that we will have sufficient funds to purchase such shares for cash if TdF were to require us to purchase their shares of capital stock of Crown Castle UK Holdings Limited. If we did not have sufficient funds, we would either need to seek additional financing or purchase the shares with our common stock. We cannot guarantee that we could obtain such financing on terms acceptable to us. In addition, the purchase of these shares for cash could result in an event of default under our debt instruments. If we were to issue shares of common stock to effect the purchase, this:

   .    would result in substantial dilution to our other stockholders;

   .    could adversely affect the market prices of the common stock; and

   . could impair our ability to raise additional capital through the sale of our equity securities.


   TdF Has Preemptive Rights to Acquire Our Common Stock When We Otherwise Issue Common Stock; This Could Result in Substantial Dilution to Our Other Stockholders
   Except in limited circumstances, if we issue any equity securities to any person, including the closings of the GTE Wireless transaction, we must offer TdF the right to purchase, at the same cash price, up to an amount of such equity securities as would be necessary for TdF and its affiliates to maintain their consolidated ownership percentage in us before such issuance. TdF exercised these preemptive rights as a result of our acquisition of Millennium Communications Limited in the United Kingdom on October 8, 1998, as a result of our contribution of shares of our common stock to the Bell Atlantic joint venture on March 31, 1999 and as a result of our equity offering in May 1999. The further exercise of these rights by TdF could result in substantial dilution to our other stockholders.

 WE REQUIRE SIGNIFICANT CAPITAL TO FUND OUR OPERATIONS AND MAKE ACQUISITIONS

   If we are unable to raise capital in the future, we will be unable to achieve our currently contemplated business strategy and may not be able to fund our operations.

   We will require substantial capital (1) as we increase the number of towers we own and manage by partnering with wireless carriers to assume ownership or control of their existing towers, by pursuing opportunities to build new towers, or build-to-suit opportunities, for wireless carriers and by pursuing other tower acquisition opportunities and (2) to acquire existing transmission networks globally as opportunities arise. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

   To fund the execution of our business strategy, including the agreed to transactions described in this document and the construction of new towers that we have agreed to build, we expect to use the net proceeds of our recent offerings and borrowings available under our U.S. and U.K. credit facilities.
We will have
additional cash needs to fund our operations and acquisitions in the future, including some of the agreed to transactions. We may also have additional cash needs in the near term if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

 WE MAY NOT BE ABLE TO CONSTRUCT OR ACQUIRE NEW TOWERS AT THE PACE AND IN THE LOCATIONS THAT WE DESIRE

   If we are unable to construct new towers at the pace and in the locations that we desire, we may not be able to satisfy our current agreements to build new towers, and we may have difficulty finding tenants to lease space on our new towers. If we are unable to acquire new towers at the pace and in the locations that we desire, our growth may be adversely affected.

   Our growth strategy depends in part on our ability to construct and operate towers in conjunction with expansion by wireless carriers. If we are unable to build new towers when wireless carriers require them, or we are unable to build new towers where we believe the best opportunity to add tenants exists, we could fail to meet our contractual obligations under build-to-suit agreements, and we could lose opportunities to lease space on our towers.

    We currently have plans to commence construction on approximately 1,170 additional towers during fiscal 2000. Our ability to construct these new towers can be affected by a number of factors beyond our control, including:

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

   . we may not be able to complete the number of towers planned for construction in accordance with the requirements of our customers; and

   . we cannot guarantee that there will be a significant need for the construction of new towers once the wireless carriers complete their tower networks.


   All of the above factors could affect both our domestic and international operations. In addition, competition laws could prevent us from acquiring or constructing towers or tower networks in certain geographical areas.

 OUR BUSINESS DEPENDS ON THE DEMAND FOR WIRELESS COMMUNICATIONS

   We will be adversely affected by any slowdown in the growth of, or reduction in demand for, wireless communications.

   Demand for our site rentals depends on demand for communication sites from wireless carriers, which, in turn, depends on the demand for wireless services. The demand for our sites depends on many factors which we cannot control, including:

   .    the level of demand for wireless services generally;

   .    the financial condition and access to capital of wireless carriers;

   . the strategy of carriers relating to owning or leasing communication sites;

   .    changes in telecommunications regulations; and

   .    general economic conditions.


   A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. Moreover, wireless carriers often operate with substantial indebtedness, and financial problems for our customers could result in accounts receivable going uncollected, in the loss of a customer and the associated lease revenue or in a reduced ability of these customers to finance expansion activities. Finally, advances in technology, such as the development of new satellite and antenna systems, could reduce the need for land-based, or terrestrial, transmission networks. The occurrence of any of these factors could have a material adverse effect on our financial condition and results of operations.

 VARIABILITY IN DEMAND FOR NETWORK SERVICES MAY REDUCE THE PREDICTABILITY OF OUR RESULTS

   Our network services business has historically experienced significant volatility in demand. As a result, the operating results of our network services business for any particular period may vary significantly, and should not be considered as necessarily being indicative of longer-term results.

   Demand for our network services fluctuates from period to period and within periods. These fluctuations are caused by a number of factors, including:

   .    the timing of customers' capital expenditures;

   .    annual budgetary considerations of customers;

   .    the rate and volume of wireless carriers' tower build-outs;

   .    timing of existing customer contracts; and

   .    general economic conditions.


   While demand for our network services fluctuates, we must incur certain costs, such as maintaining a staff of network services employees in anticipation of future contracts, even when there may be no current business. Furthermore, as wireless carriers complete their build-outs, the need for the construction of new towers and the demand for our network services could decrease significantly and could result in fluctuations and, possibly, significant declines in our operating performance.

 WE OPERATE OUR BUSINESS IN AN INCREASINGLY COMPETITIVE INDUSTRY AND MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES

   As a result of this competition, we may find it more difficult to achieve favorable lease rates on our towers and we may be forced to pay more for future tower acquisitions.

   We face competition for site rental customers from various sources, including:

   .    other large independent tower owners;

   . wireless carriers that own and operate their own towers and lease antenna space to other carriers;

   . site development companies that acquire antenna space on existing towers for wireless carriers and manage new tower construction; and

   .    traditional local independent tower operators.

   Wireless carriers that own and operate their own tower portfolios generally are substantially larger and have greater financial resources than we have. Competition for tenants on towers could adversely affect lease rates and service income.

   In addition, competition for the acquisition of towers is keen, and we expect it to continue to grow. We not only compete against other independent tower owners and operators, but also against wireless carriers, broadcasters and site developers. As competition consolidates, we may be faced with fewer acquisition opportunities, as well as higher acquisition prices. While we regularly explore acquisition opportunities, we cannot guarantee that we will be able to identify suitable towers to acquire in the future.

 A SUBSTANTIAL PORTION OF OUR REVENUES IS DEPENDENT UPON AGREEMENTS WITH THE BBC, NTL, BELL ATLANTIC, MOBILITY, BELL SOUTH DCS, GTE WIRELESS AND POWERTEL

   If we were to lose our contracts with the BBC or our site sharing agreement with NTL, we would likely lose a substantial portion of our revenues. The BBC accounted for approximately 28% of our revenues for the twelve-month period ended December 31, 1999.

   Our broadcast business is substantially dependent on our contracts with the BBC. We cannot guarantee that the BBC will renew our contracts or that they will not attempt to negotiate terms that are not as favorable to us as those in place now. If we were to lose these BBC contracts, our business, results of operations and financial condition would be materially adversely affected. The initial term of our analog transmission contract with the BBC will expire on March 31, 2007, and our digital transmission contract with the BBC expires on October 31, 2010. In addition, our digital transmission contract with the BBC may be terminated by the BBC after five years if the BBC's board of governors does not believe that digital television in the United Kingdom has enough viewers.

   A substantial portion of our U.K. broadcast transmission operations are conducted using sites owned by National Transmission Limited, or NTL, our major competitor in the United Kingdom. NTL also utilizes our sites for their broadcast operations. This site sharing arrangement with NTL may be terminated with five years' notice by either us or NTL, and may be terminated sooner upon a continuing breach of the agreement. The agreement is set to expire on December 31, 2005. We cannot guarantee that this agreement will not be terminated, which could have a material adverse effect on our business, results of operations and financial condition. Further, a substantial portion of our revenues are received from wireless carriers, particularly carriers which transfer their tower assets to us. We cannot guaranty that the lease or management agreements with such carriers will not be terminated or any carrier will renew such agreements.

 EXTENSIVE REGULATIONS WHICH COULD CHANGE AT ANY TIME AND WHICH WE COULD FAIL TO COMPLY WITH REGULATE OUR BUSINESS

   If we fail to comply with applicable regulations, we could be fined or even lose our right to conduct some of our business.

   A variety of foreign, federal, state and local regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume costly indemnification obligations or breach contractual provisions. We cannot guarantee that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted which increase delays or result in additional costs. These factors could have a material adverse effect on our financial condition and results of operations.

   Since we signed our analog transmission contract with the BBC, the BBC has increased its service requirements to include 24-hour broadcasting on our transmission network for the BBC's two national television services and a requirement for us to add a number of additional stations to our network to extend existing BBC services. The BBC has agreed to increases of approximately (Pounds)800,000 ($1,261,200) per year in the charges payable by the BBC to us for these service enhancements. The additional charges, however, may necessitate an amendment to Crown Castle UK Limited's transmission telecommunications license. We are discussing with

OFTEL, the relevant regulatory authority in the United Kingdom, the most appropriate way to rectify this situation in order to allow the additional services to be provided to the BBC in return for the additional agreed payments. There can be no assurance that we will achieve a favorable resolution of these issues with OFTEL.

 EMISSIONS FROM OUR ANTENNAS MAY CREATE HEALTH RISKS

   We could suffer from future claims if the radio frequency emissions from equipment on our towers is demonstrated to cause negative health effects.

   The government imposes requirements and other guidelines on our towers relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future.

 OUR INTERNATIONAL OPERATIONS EXPOSE US TO CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

   If we fail to properly match or hedge the currencies in which we conduct business, we could suffer losses as a result of changes in currency exchange rates.

   We conduct business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates. We also intend to expand our international operations in the future. For the twelve-month period ended December 31, 1999, approximately 56% of our consolidated revenues originated outside the United States, all of which were denominated in currencies other than U.S. dollars, principally pounds sterling. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we could suffer future losses as a result of changes in currency exchange rates.

 WE ARE HEAVILY DEPENDENT ON OUR SENIOR MANAGEMENT

   If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis and our business could be adversely affected.

   Our existing operations and continued future development are dependent to a significant extent upon the performance and active participation of certain key individuals, including our chief executive officer and the chief operating officers of our principal U.S. and U.K. subsidiaries. We cannot guarantee that we will be successful in retaining the services of these, or other key personnel. None of our executives have signed noncompetition agreements. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

ITEM 2.      PROPERTIES

   Our principal corporate offices are located in Canonsburg, Pennsylvania, and Houston, Texas.

                                                 Size
              Location                Title    (Sq. Ft.)        Use
          -----------------           ------   ---------  ----------------
   Canonsburg, PA.................... Owned      48,500    Corporate office
   Houston, TX....................... Leased     19,563    Corporate office
   Warwick, UK....................... Owned      50,000    Corporate office

   We have approximately 17 additional regional offices in the United States and Puerto Rico which are located throughout our tower coverage areas to serve local customers.

   In the United States, our interests in our tower sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a tower site typically consists of a three- to five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less then 3,000 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Our land leases generally have five- or ten-year terms and frequently contain one or more renewal options. Some land leases provide "trade-out" arrangements whereby we allow the landlord to use tower space in lieu of paying all or part of the land rent. As of December 31, 1999, we had approximately 5,463 land leases in the United States. Under the 2000 Credit Facility, our senior lenders have liens on a substantial number of our land leases and other property interests in the United States.

   In the United Kingdom, tower sites range from less than 400 square feet for a small rural TV booster station to over 50 acres for a high-power radio station. As in the United States, the site accommodates the towers, equipment buildings or cabins and, where necessary, guy wires to support the structure. Land is either owned freehold, which is usual for the larger sites, or is held on long-term leases that generally have terms of 21 years or more. As of December 31, 1999, we had approximately 1,605 land leases in the U.K.

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

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

PRICE RANGE OF COMMON STOCK

   The Common Stock was initially offered to the public on August 18, 1998 at a price of $13.00 per share. The Common Stock is listed and traded on The Nasdaq Stock Market's National Market(SM) ("Nasdaq") under the symbol "TWRS". The following table sets forth for the calendar periods indicated the high and low sales prices per share of the Common Stock as reported by Nasdaq.

                                              High       Low
                                             -------   -------
1998:
 Third Quarter.............................. $ 13.25  $   6.69
 Fourth Quarter.............................   23.50      6.00

1999:
 First Quarter.............................. $ 23.50  $  16.63
 Second Quarter.............................   21.50     16.38
 Third Quarter..............................   25.50     14.69
 Fourth Quarter.............................   33.50     15.44

2000:
 First Quarter (through March 15, 2000)..... $ 42.69  $  28.19

   On March 15, 2000, the last reported sale price of the Common Stock as reported by Nasdaq was $40.06. As of March 15, 2000, there were approximately 473 holders of record of the Common Stock.

DIVIDEND POLICY

   We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is our current policy to retain earnings to finance the expansion of our operations. Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments and the terms of the certificate of designations in respect of our exchangeable preferred stock.

ISSUANCE OF UNREGISTERED SECURITIES

   On December 2, 1999, we issued an additional 599,054 unregistered shares of common stock to an affiliate of BellSouth Corporation, in connection with a closing relating to the BellSouth transaction. The agreement of sublease relating to the BellSouth transaction will close in a series of closings, with approximately 30% of the consideration being paid with our common stock. As of December 31, 1999, we have issued a total of 7,728,787 shares of common stock to BellSouth in connection with closings relating to the BellSouth transaction. See "Business--Recent and Agreed to Transactions." We contemplate that a total of up to 9.1 million shares of our common stock will be issued to BellSouth in connection with the BellSouth transaction.

ITEM 6.     SELECTED HISTORICAL FINANCIAL DATA

   The selected historical consolidated financial and other data for the Company set forth below for each of the five years in the period ended December 31, 1999, and as of December 31, 1995, 1996, 1997, 1998 and 1999, have been derived from the consolidated financial statements of the Company, which have been audited by KPMG llp, independent certified public accountants. The results of operations for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998, the results for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997, and the results for the year ended December 31, 1997 are not comparable to the year ended December 31, 1996 as a result of business acquisitions consummated in 1997, 1998 and 1999.
Results of operations of these acquired businesses are included in the Company's consolidated financial statements for the periods after the respective dates of acquisition. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                           Years Ended December 31,
                                                        ---------------------------------------------------------------
                                                          1995        1996         1997         1998           1999
                                                        ---------   ---------   ----------   -----------   ------------
                                                             (In thousands of dollars, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net revenues:
 Site rental and broadcast transmission...............  $  4,052    $  5,615    $  11,010    $   75,028    $   267,894
 Network services and other...........................         6         592       20,395        38,050         77,865
                                                        --------    --------    ---------    ----------    -----------
   Total net revenues.................................     4,058       6,207       31,405       113,078        345,759
                                                        --------    --------    ---------    ----------    -----------
Costs of operations:
 Site rental and broadcast transmission...............     1,226       1,292        2,213        26,254        114,436
 Network services and other...........................        --           8       13,137        21,564         42,312
                                                        --------    --------    ---------    ----------    -----------
   Total costs of operations..........................     1,226       1,300       15,350        47,818        156,748
                                                        --------    --------    ---------    ----------    -----------
General and administrative............................       729       1,678        6,824        23,571         43,823
Corporate development/(a)/............................       204       1,324        5,731         4,625          5,403
Restructuring charges.................................        --          --           --            --          5,645
Non-cash compensation charges/(b)/....................        --          --           --        12,758          2,173
Depreciation and amortization.........................       836       1,242        6,952        37,239        130,106
                                                        --------    --------    ---------    ----------    -----------
Operating income (loss)...............................     1,063         663       (3,452)      (12,933)         1,861
Equity in earnings (losses) of unconsolidated
 affiliate............................................         --          --       (1,138)        2,055             --
Interest and other income (expense)/(c)/..............        53         193        1,951         4,220         17,731
Interest expense and amortization of deferred
 financing costs......................................    (1,137)     (1,803)      (9,254)      (29,089)      (110,908)
                                                        --------    --------    ---------    ----------    -----------
Loss before income taxes, minority interests and
 cumulative effect of change in accounting
 principle............................................       (21)       (947)     (11,893)      (35,747)       (91,316)
Provision for income taxes............................        --         (10)         (49)         (374)          (275)
Minority interests....................................        --          --           --        (1,654)        (2,756)
                                                        --------    --------    ---------    ----------    -----------
Loss before cumulative effect of change in
 accounting principle.................................       (21)       (957)     (11,942)      (37,775)       (94,347)
Cumulative effect of change in accounting
 principle for costs of start-up activities...........        --          --           --            --         (2,414)
                                                        --------    --------    ---------    ----------    -----------
Net loss..............................................       (21)       (957)     (11,942)      (37,775)       (96,761)
Dividends on preferred stock..........................        --          --       (2,199)       (5,411)       (28,881)
                                                        --------    --------    ---------    ----------    -----------
Net loss after deduction of dividends on preferred
 stock................................................  $    (21)   $   (957)   $ (14,141)   $  (43,186)   $  (125,642)
                                                        ========    ========    =========    ==========    ===========
Per common share - basic and diluted:
 Loss before cumulative effect of change in
  accounting principle................................    $(0.01)     $(0.27)      $(2.27)       $(1.02)        $(0.94)
 Cumulative effect of change in accounting
  principle...........................................        --          --           --            --          (0.02)
                                                        --------    --------    ---------    ----------    -----------
 Net loss.............................................    $(0.01)     $(0.27)      $(2.27)       $(1.02)        $(0.96)
                                                        ========    ========    =========    ==========    ===========
Common shares outstanding - basic and diluted (in
 thousands)...........................................     3,316       3,503        6,238        42,518        131,466
                                                        ========    ========    =========    ==========    ===========
OTHER DATA:
EBITDA/(d)/...........................................  $  1,899    $  1,905    $   3,500    $   37,064    $   139,785
Summary cash flow information:
 Net cash provided by (used for) operating
  activities..........................................     1,672        (530)        (624)       44,976         92,608
 Net cash used for investing activities...............   (16,673)    (13,916)    (111,484)     (149,248)    (1,509,146)
 Net cash provided by financing activities............    15,597      21,193      159,843       345,248      1,670,402
Ratio of earnings to fixed charges/(e)/...............        --          --           --            --             --

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents.............................  $    596    $  7,343    $  55,078    $  296,450    $   549,328
Property and equipment, net...........................    16,003      26,753       81,968       592,594      2,468,101
Total assets..........................................    19,875      41,226      371,391     1,523,230      3,836,650
Total debt............................................    11,182      22,052      156,293       429,710      1,542,343
Redeemable preferred stock/(f)/.......................     5,175      15,550      160,749       201,063        422,923
Total stockholders' equity (deficit)..................       619        (210)      41,792       737,562      1,617,747

(a) Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers. For the year ended December 31, 1997, such expenses include
    (1) nonrecurring cash bonuses of $0.9 million paid to certain executive officers in connection with CCIC's initial investment in CCUK (the "CCUK Investment"); and (2) a nonrecurring cash charge of $1.3 million related to the purchase by CCIC of shares of common stock from CCIC's former chief executive officer in connection with the CCUK Investment.
(b) Represents charges related to the issuance of stock options to certain employees and executives.
(c) Includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CCUK in connection with the CCUK Investment.
(d) EBITDA is defined as operating income (loss) plus depreciation and amortization and non-cash compensation charges. EBITDA is presented as additional information because management believes it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of EBITDA may not be comparable to similarly titled measures of other companies.
(e) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes, fixed charges and equity in earnings (losses) of unconsolidated affiliate. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the years ended December 31, 1995, 1996, 1997, 1998 and 1999, earnings were insufficient to cover fixed charges by $21,000, $0.9 million, $10.8 million, $37.8 million and $91.3 million, respectively.
(f) The 1995, 1996 and 1997 amounts represent (1) the senior convertible preferred stock privately placed by CCIC in August 1997 and October 1997, all of which has been converted into shares of common stock; and (2) the Series A convertible preferred stock, the Series B convertible preferred stock and the Series C convertible preferred stock privately placed by CCIC in April 1995, July 1996 and February 1997, respectively, all of which has been converted into shares of common stock in connection with the consummation of our IPO. The 1998 amount represents the 12 3/4% Senior Exchangeable Preferred Stock due 2010.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our consolidated financial condition as of December 31, 1999 and our consolidated results of operations for each year in the three-year period ended December 31, 1999. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters. This discussion should be read in conjunction with "Selected Historical Financial Data" and the consolidated financial statements and related notes included elsewhere in this document. Results of operations of the acquired businesses that are wholly and majority owned are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998, and the results for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997.

OVERVIEW

   The continued growth of our business depends substantially on the condition of the wireless communications and broadcast industries. We believe that the demand for communications sites will continue to grow and expect that, due to increased competition, wireless carriers will continue to seek operating and capital efficiencies by (1) outsourcing certain network services and the build-out and operation of new and existing infrastructure; and (2) planning to use a tower site as a common location, or "co-locating", for the placement of their antennas and transmission equipment alongside the equipment of other communications providers. In addition, we believe that more wireless carriers will seek to sell their wireless communications infrastructure to, or establish joint ventures with, experienced infrastructure providers, such as the Company, that have the ability to manage networks.

   Further, we believe that wireless carriers and broadcasters will continue to seek to outsource the operation of their towers and, eventually, their transmission networks, including the transmission of their signals. Management believes that our ability to manage towers and transmission networks and our proven track record of providing services addressing all aspects of signaling systems from the originating station to the terminating receiver, or "end-to-end" services, to the wireless communications and broadcasting industries position our company to capture such business.

   The willingness of wireless carriers to utilize our infrastructure and related services is affected by numerous factors, including:

   .    consumer demand for wireless services;

   .    interest rates;

   .    cost of capital;

   .    availability of capital to wireless carriers;

   .    tax policies;

   .    willingness to co-locate equipment;

   .    local restrictions on the proliferation of towers;

   .    cost of building towers; and

   . technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area.

Our revenues that are derived from the provision of transmission services to the broadcasting industry will be affected by:

   . the timing of the roll-out of digital television broadcasts from tower-mounted antenna systems, or "digital terrestrial television broadcasts", in the United Kingdom, as well as in the United States and other countries around the world;

   .    consumer demand for digital terrestrial broadcasting;

   .    interest rates;

   .    cost of capital;

   .    zoning restrictions on towers; and

   .    the cost of building towers.


   As an important part of our business strategy, we will seek:

   (1) to maximize utilization of our tower capacity,

   (2) to utilize the expertise of U.S. and U.K. personnel to capture global growth opportunities,

   (3) to partner with wireless carriers to assume ownership of their existing towers, and

   (4) to acquire existing transmission networks globally as opportunities arise.

RESULTS OF OPERATIONS

   Our primary sources of revenues are from:

   (1) renting antenna space on towers and rooftops sites,

   (2) providing analog and digital broadcast transmission services, and

   (3) providing network services.

   Site rental revenues in the U.S. are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

   .    microwave;

   .    cellular;

   . personal communications services, a digital service operating at a higher frequency range than cellular and is provided by companies such as Sprint PCS, OmniPoint and PrimeCo;

   .    paging;

   . specialized mobile radio, a service operating in the frequency range used for two-way radio communication by public safety, trucking companies, and other dispatch service users; and

   . enhanced specialized mobile radio, a service operating in the frequency range typically used for digital communications and provided by Nextel and others.

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five years (with three or four optional renewal periods of five years each). Average revenues for our managed rooftop sites are significantly less than for the owned and managed towers because a substantial portion of the revenues from the tenants at rooftop sites is remitted to the building owner or manager.

   Broadcast transmission services revenues in the U.K. are received for both analog and digital transmission services. Monthly analog transmission revenues are principally received from the BBC under a contract with an initial 10-year term through March 31, 2007. Digital transmission services revenues from the BBC and ONdigital are recognized under contracts with initial terms of 12 years through November 15, 2010. Monthly revenues from these digital transmission contracts increase over time as the network rollout progresses. See "Item 1. Business--U.K. Operations--Significant Contracts".

   Site rental revenues in the U.K. are received from other broadcast transmission service providers (primarily NTL) and wireless communications companies, including all four U.K. cellular operators (Cellnet, Vodafone, One2One and Orange). Site rental revenues are generally recognized on a monthly basis under lease agreements with original terms of three to 12 years. Such lease agreements generally require annual payments in advance, and include rental rate adjustment provisions between one and three years from the commencement of the lease. Site rental revenues are expected to become an increasing portion of CCUK's total U.K. revenue base, and we believe that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services in the United Kingdom.

   Network services revenues in the U.S. consist of revenues from:

   (1) network design and site selection,

   (2) site acquisition,

   (3) site development and construction,

   (4) antenna installation, and

   (5) other services.

Network services revenues are received primarily from wireless communications companies. Network services revenues in the U.S. are recognized under service contracts which provide for billings on either a fixed price basis or a time and materials basis. Demand for our network services fluctuates from period to period and within periods. See "Item 1. Business--Risk Factors--Variability in Demand for Network Services May Reduce the Predictability of Our Results". Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. We also derive revenues from the ownership and operation of microwave radio and specialized mobile radio networks in Puerto Rico where we own radio wave spectrum in the 2,000 MHz and 6,000 MHz range (for microwave radio) and the 800 MHz range (for specialized mobile radio). These revenues are generally recognized under monthly management or service agreements.

   Network services revenues in the U.K. consist of (1) network design and site selection, site acquisition, site development and antenna installation and (2) site management and other services. Network design and development and related services are provided to:

   (1) a number of broadcasting and related organizations, both in the United Kingdom and other countries,

   (2) all four U.K. cellular operators, and

   (3) a number of other wireless communications companies, including Dolphin and Highway One.

These services are usually subject to a competitive bid, although a significant proportion result from an operator coming onto an existing CCUK site. Revenues from such services are recognized on either a fixed price or a time and materials basis. Site management and other services, consisting of both network monitoring and equipment maintenance, are carried out in the United Kingdom for a number of emergency service organizations. CCUK receives revenues for such services under contracts with original terms of between three and five years. Such contracts provide fixed prices for network monitoring and variable pricing dependent on the level of equipment maintenance carried out in a given period.

   Costs of operations for site rental in the U.S. primarily consist of:

   .    land leases;

   .    repairs and maintenance;

   .    utilities;

   .    insurance;

   .    property taxes;

   .    monitoring costs; and

   .    in the case of managed sites, rental payments.

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

   Costs of operations for broadcast transmission services in the U.K. consist primarily of employee compensation and related benefits costs, utilities, rental payments under the Site-Sharing Agreement with NTL, circuit costs and repairs and maintenance on both transmission equipment and structures. Site rental operating costs in the U.K. consist primarily of employee compensation and related benefits costs, utilities and repairs and maintenance. The majority of such costs are relatively fixed in nature, with increases in revenue from new installations on existing sites generally being achieved without a corresponding increase in costs.

   Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. We incur these network services costs (1) to support our internal operations, including construction and maintenance of our owned towers, and (2) to maintain the employees necessary to provide end-to-end services to third parties regardless of the level of such business at any time. We believe that our experienced staff enables us to provide the type of end-to-end services that enhance our ability to acquire access to the infrastructure of wireless carriers and to attract significant build-to-suit contracts.

   General and administrative expenses consist primarily of:

   .    employee compensation, training, recruitment and related benefits costs;

   .    advertising;

   .    professional and consulting fees;

   .    office rent and related expenses; and

   .    travel costs.


   Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of:

   .    allocated compensation and external professional fees;

   .    benefits; and

   . overhead costs that are not directly related to the administration or management of existing towers.


   Depreciation and amortization charges relate to our property and equipment (which consists primarily of towers, broadcast transmission equipment, associated buildings, construction equipment and vehicles), goodwill and other intangible assets recorded in connection with business acquisitions. Depreciation of towers, broadcast transmission equipment and amortization of goodwill are computed with a useful life of 20 years. Amortization of other intangible assets (principally the value of existing site rental contracts at Crown Communication) is computed with a useful life of 10 years. Depreciation of buildings is computed with useful lives ranging from 20 to 50 years. Depreciation of construction equipment and vehicles are generally computed with useful lives of 10 years and 5 years, respectively.

   In May 1997, we completed the acquisition of TEA and the acquisition of TeleStructures. In August 1997, we completed the acquisition of Crown Communication. In August 1998, we completed a share exchange with the shareholders of CCUK, under which our ownership of CCUK increased from approximately 34.3% to 80%. In October 1998, CCUK completed the acquisition of Millennium. In March 1999, we completed the formation of Crown Atlantic. In June and December of 1999, we completed the acquisition of towers from Powertel. Finally, during 1999 we completed the substantial portions of the transactions with BellSouth and BellSouth DCS. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998, and the results for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                         Year Ended                 Year Ended                    Year Ended
                                      December 31, 1997          December 31, 1998            December 31, 1999
                                   -----------------------  ----------------------------    ------------------------
                                                 Percent                        Percent                      Percent
                                                  of Net                        of Net                        of Net
                                     Amount      Revenues       Amount         Revenues        Amount        Revenues
                                   -----------   ---------   -----------      -----------    ---------     ----------
                                                            (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission...................   $ 11,010      35.1%       $ 75,028           66.4%      $ 267,894         77.5%
 Network services and other......     20,395      64.9          38,050           33.6          77,865         22.5
                                    --------    ------        --------         ------       ---------       ------
    Total net revenues...........     31,405     100.0         113,078          100.0         345,759        100.0
                                    --------    ------        --------         ------       ---------       ------
Operating expenses:
 Costs of operations:
   Site rental and broadcast
    transmission.................      2,213      20.1          26,254           35.0         114,436         42.7
   Network services and other....     13,137      64.4          21,564           56.7          42,312         54.3
                                    --------                  --------                      ---------
    Total costs of operations....     15,350      48.9          47,818           42.3         156,748         45.4
 General and administrative......      6,824      21.7          23,571           20.8          43,823         12.7
 Corporate development...........      5,731      18.3           4,625            4.1           5,403          1.6
 Restructuring charges...........         --        --              --             --           5,645          1.6
 Non-cash compensation charges...         --        --          12,758           11.3           2,173          0.6
 Depreciation and amortization...      6,952      22.1          37,239           32.9         130,106         37.6
                                    --------    ------        --------         ------       ---------       ------
Operating income (loss)..........     (3,452)    (11.0)        (12,933)         (11.4)          1,861          0.5
Other income (expense):
Equity in earnings (losses) of
 unconsolidated affiliate........     (1,138)     (3.6)          2,055            1.8              --           --
 Interest and other income
  (expense)......................      1,951       6.2           4,220            3.7          17,731          5.1
 Interest expense and
  amortization of deferred
  financing costs................     (9,254)    (29.5)        (29,089)         (25.7)       (110,908)       (32.0)
                                    --------    ------        --------         ------       ---------       ------
Loss before income taxes,
 minority interests and
 cumulative effect of change
 in accounting principle.........    (11,893)    (37.9)        (35,747)         (31.6)        (91,316)       (26.4)
Provision for income taxes.......        (49)     (0.1)           (374)          (0.3)           (275)        (0.1)
Minority interests...............         --        --          (1,654)          (1.5)         (2,756)        (0.8)
                                    --------    ------        --------         ------       ---------       ------
Loss before cumulative
 effect of change in
 accounting principle............    (11,942)    (38.0)        (37,775)         (33.4)        (94,347)       (27.3)
Cumulative effect of change in
 accounting principle for costs
 of start-up activities..........         --        --              --             --          (2,414)        (0.7)
                                    --------    ------        --------         ------       ---------       ------
Net loss.........................   $(11,942)   (38.0)%       $(37,775)        (33.4)%      $ (96,761)      (28.0)%
                                    ========    ======        ========         ======       =========       ======

   Comparison of Years Ended December 31, 1999 and 1998
   Consolidated revenues for 1999 were $345.8 million, an increase of $232.7 million from 1998. This increase was primarily attributable to:

   (1) a $192.9 million, or 257.1%, increase in site rental and broadcast transmission revenues, of which $119.5 million was attributable to CCUK, $37.6 million was attributable to Crown Atlantic and $35.8 million was attributable to CCUSA,

   (2) a $12.9 million increase in network services and other revenues from CCUSA,

   (3) a $16.1 million increase in network services and other revenues from CCUK, and

   (4) $10.3 million in network services and other revenues from Crown Atlantic.


   Costs of operations for 1999 were $156.7 million, an increase of $108.9 million from 1998. This increase was primarily attributable to:

   (1) an $88.2 million increase in site rental and broadcast transmission costs, of which $57.3 million was attributable to CCUK, $16.3 million was attributable to Crown Atlantic and $14.6 million was attributable to CCUSA,

   (2) a $4.0 million increase in network services costs related to CCUSA,

   (3) an $11.4 million increase in network services costs from CCUK, and

   (4) $4.7 million in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 42.7% for 1999 from 35.0% for 1998 because of higher costs attributable to the CCUK, Crown Atlantic and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 54.3% for 1999 from 56.7% for 1998, primarily due to higher margins from the CCUK, Crown Atlantic and CCUSA operations.

   General and administrative expenses for 1999 were $43.8 million, an increase of $20.3 million from 1998. This increase was primarily attributable to:

   (1) a $10.1 million increase in expenses related to the CCUSA operations,

   (2) a $1.8 million increase in expenses at our corporate office,

   (3) a $3.2 million increase in expenses at CCUK, and

   (4) $5.1 million in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased for 1999 to 12.7% from 20.8% for 1998 because of lower overhead costs as a percentage of revenues for CCUK, Crown Atlantic and CCUSA.

   Corporate development expenses for 1999 were $5.4 million, compared to $4.6 million for 1998. This increase was attributable to$0.8 million in expenses at CCUK. Corporate development expenses for 1998 include discretionary bonuses related to our performance totaling approximately $0.8 million for certain members of our management.

   In connection with the formation of Crown Atlantic, we completed a restructuring of our United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. In the first quarter of 1999, we recorded one-time charges of $1.8 million related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space.

   We completed a restructuring of our TeleStructures, Inc. operations in December 1999. The objective of this restructuring was to reduce the size of the TeleStructures, Inc. staff to a level which could be justified by its current operating volume. In the fourth quarter of 1999, we recorded one-time charges totaling $3.8 million related to severance payments for the staff reductions, the recognition of an impairment loss for the remaining goodwill from the acquisition and other related costs.

   For 1999, we recorded non-cash compensation charges of $2.2 million related to the issuance of stock options to certain employees and executives, compared to $12.8 million for 1998. See "--Compensation Charges Related to Stock Option Grants".

   Depreciation and amortization for 1999 was $130.1 million, an increase of $92.9 million from 1998. This increase was primarily attributable to:

   (1) a $43.3 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

   (2) $24.2 million of depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic, and

   (3) a $25.0 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.


   The equity in earnings (losses) of unconsolidated affiliate represents our 34.3% share of CCUK's net earnings (losses) for the periods prior to August 1998, at which time the share exchange with CCUK's shareholders was completed. For the eight months ended August 31, 1998, after making appropriate adjustments to CCUK's results of operations for such period to conform to generally accepted accounting principles of the United States, CCUK had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $97.2 million, $18.6 million, $13.4 million and $6.0 million, respectively. Included in CCUK's results of operations for such period are non-cash compensation charges for approximately $3.8 million related to the issuance of stock options to certain members of CCUK's management.

   Interest and other income (expense) for 1999 resulted primarily from:

   (1) the investment of the net proceeds from our initial public offering of common stock in August 1998,

   (2) the investment of the excess proceeds from the sale of our 12 3/4% senior exchangeable preferred stock in December 1998,

   (3) the investment of the excess proceeds from the sale of our common stock, 10 3/8% discount notes and 9% senior notes in May 1999,

   (4) the investment of the proceeds from the sale of our common stock to TdF in June and July of 1999,

   (5) the investment of the net proceeds from the sale of our 11 1/4% discount notes and 9 1/2% senior notes in July 1999, and

   (6) the investment of the net proceeds from the sale of our 8 1/4% convertible preferred stock in November 1999, partially offset by costs incurred in connection with unsuccessful acquisition attempts, costs incurred in connection with an offering of common stock by one of our shareholders, a loss incurred upon the disposition of an investment in an affiliate and costs incurred in connection with a solicitation of consents from certain of our bond and preferred stock holders.

Interest and other income (expense) for 1998 resulted primarily from (1) the investment of the excess proceeds from the sale of the 10 5/8% discount notes in November 1997; and (2) the investment of the net proceeds from the initial public offering in August 1998. See "--Liquidity and Capital Resources".

   Interest expense and amortization of deferred financing costs for 1999 was $110.9 million, an increase of $81.8 million, or 281.3%, from 1998. This increase was primarily attributable to interest on indebtedness at CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9% senior notes and the 9 1/2% senior notes, and interest and fees on the term loans used to finance the BellSouth and Powertel escrow payments.

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations and the minority partner's 38.5% interest in Crown Atlantic's operations.

   The cumulative effect of the change in accounting principle for costs of start-up activities represents the charge we recorded upon the adoption of SOP 98-5 on January 1, 1999.

   Comparison of Years Ended December 31, 1998 and 1997
   Consolidated revenues for 1998 were $113.1 million, an increase of $81.7 million from 1997. This increase was primarily attributable to:

   (1) a $64.0 million, or 581.5%, increase in site rental and broadcast transmission revenues, of which $52.5 million was attributable to CCUK and $11.5 million was attributable to the CCUSA operations,

   (2) an $11.4 million increase in network services revenues from the CCUSA operations, and

   (3) $5.6 million in network services revenues from CCUK.


   Costs of operations for 1998 were $47.8 million, an increase of $32.5 million from 1997. This increase was primarily attributable to:

   (1) a $24.0 million increase in site rental and broadcast transmission costs, of which $20.1 million was attributable to CCUK and $3.9 million was attributable to the CCUSA operations,

   (2) a $3.8 million increase in network services costs related to the CCUSA operations, and

   (3) $4.2 million in network services costs from CCUK.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 35.0% for 1998 from 20.1% for 1997, primarily due to (1) higher costs attributable to the CCUK operations which are inherent with CCUK's broadcast transmission business, and
(2) higher costs for the CCUSA operations. Costs of operations for network services as a percentage of network services revenues decreased to 56.7% for 1998 from 64.4% for 1997, primarily due to improved margins from the CCUSA operations. Margins from the CCUSA network services operations vary from period to period, often as a result of increasingly competitive market conditions.

   General and administrative expenses for 1998 were $23.6 million, an increase of $16.7 million from 1997. This increase was primarily attributable to:

   (1) an $11.3 million increase in expenses related to the CCUSA operations,

   (2) a $2.8 million increase in expenses at our corporate office, and

   (3) $2.4 million in expenses at CCUK.

General and administrative expenses as a percentage of revenues decreased for 1998 to 20.8% from 21.7% for 1997 because of lower overhead costs as a percentage of revenues for CCUK, partially offset by higher overhead costs as a percentage of revenues for CCUSA and the increase in costs at our corporate office.

   Corporate development expenses for 1998 were $4.6 million, a decrease of $1.1 million from 1997. Corporate development expenses for 1997 included nonrecurring compensation charges associated with the CCUK investment of (1) $0.9 million for certain executive bonuses and (2) the repurchase of shares of our common stock from a member of our board of directors, which resulted in compensation charges of $1.3 million. Corporate development expenses for 1998 included discretionary bonuses related to our performance totaling approximately $1.8 million for certain members of our management.

   We have recorded non-cash compensation charges of $12.8 million related to the issuance of stock options to certain employees and executives. Such charges are expected to amount to approximately $1.6 million per year through 2002 and approximately $0.8 million in 2003. See "--Compensation Charges Related to Stock Option Grants".

   Depreciation and amortization for 1998 was $37.2 million, an increase of $30.3 million from 1997. This increase was primarily attributable to (1) a $9.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets acquired in the Crown Communication acquisition; and (2) $20.3 million of depreciation and amortization related to the property and equipment and goodwill from CCUK.

   The equity in earnings (losses) of unconsolidated affiliate represents our 34.3% share of CCUK's net earnings (losses) for the periods from March 1997 through August 1998, at which time the share exchange with CCUK's shareholders was completed. For the period from March through December 1997, after making appropriate adjustments to CCUK's results of operations for such period to conform to generally accepted accounting principles of the United States, CCUK had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net losses of $103.5 million, $16.5 million, $20.4 million and $3.3 million, respectively.

   Interest and other income for 1997 includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CCUK. Interest income for 1998 resulted primarily from
(1) the investment of excess proceeds from the sale of the 10 5/8% discount notes in November 1997; and (2) the investment of the net proceeds from the initial public offering in August 1998. See "--Liquidity and Capital Resources".

   Interest expense and amortization of deferred financing costs for 1998 was $29.1 million, an increase of $19.8 million, or 214.3%, from 1997. This increase was primarily attributable to amortization of the original issue discount on the 10 5/8% discount notes and interest on CCUK's indebtedness.

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations.

LIQUIDITY AND CAPITAL RESOURCES

   Our business strategy contemplates substantial capital expenditures:

   (1) in connection with the expansion of our tower portfolios by partnering with wireless carriers to assume ownership or control of their existing towers, by pursuing build-to-suit opportunities, and by pursuing other tower acquisition opportunities, and

   (2) to acquire existing transmission networks globally as opportunities arise.


   Since its inception, CCIC has generally funded its activities, other than acquisitions and investments, through excess proceeds from contributions of equity capital and cash provided by operations. CCIC has financed acquisitions and investments with the proceeds from equity contributions, borrowings under our senior credit facilities, issuances of debt securities and the issuance of promissory notes to sellers. Since its inception, CCUK has generally funded its activities, other than the acquisition of the BBC home service transmission business, through cash provided by operations and borrowings under CCUK's credit facility. CCUK financed the acquisition of the BBC home service transmission business with the proceeds from equity contributions and the issuance of the CCUK bonds.

   For the years ended December 31, 1997, 1998 and 1999, our net cash provided by (used for) operating activities was ($0.6 million), $45.0 million and $92.6 million, respectively. For the years ended December 31, 1997, 1998 and 1999, our net cash provided by financing activities was $159.8 million, $345.2 million and $1,670.4 million, respectively. Our primary financing-related activities in 1999 and the first quarter of 2000 included the following:

   May Offerings
   On May 12, 1999, we completed public offerings of debt and equity securities. We sold (1) 21,000,000 shares of our common stock at a price of $17.50 per share and received proceeds of $352.8 million (after underwriting discounts of $14.7 million), (2) $500.0 million aggregate principal amount at maturity of our 10 3/8% discount notes for proceeds of $292.6 million (net of original issue discount of $198.3 million and after underwriting discounts of $9.1 million), and (3) $180.0 million aggregate principle amount of our 9% senior notes for proceeds of $174.6 million (after underwriting discounts of $5.4 million). We had granted the underwriters for the offerings an over-allotment option to purchase an additional 3,150,000 shares of our common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, we received additional proceeds of $52.9 million (after underwriting discounts of $2.2 million). A portion of the proceeds from these offerings was used to repay amounts drawn under the term loans in connection with the BellSouth and Powertel transactions. The remaining proceeds will be used to pay the remaining purchase price for the BellSouth and Powertel transactions, to fund our initial interest payments on the 9% senior notes and for general corporate purposes.

   Sales of Common Stock to TdF
   On June 15, 1999, we sold shares of our common stock to a subsidiary of TdF pursuant to TdF's preemptive rights related to two recent acquisitions. We sold 5,395,539 shares at $12.63 per share and 125,066 shares at $13.00 per share.
The aggregate proceeds of approximately $69.8 million will be used for general corporate purposes. On July 20, 1999, we sold shares of our common stock to a subsidiary of TdF pursuant to TdF's preemptive rights related to the May offerings. We sold 8,351,791 shares at $16.80 per share. The aggregate proceeds of approximately $140.3 million will be used for general corporate purposes.

   July Offerings
   On July 27, 1999, we sold debt securities in a private placement.  We sold
(1) $260.0 million aggregate principal amount at maturity of our 11 1/4% discount notes for proceeds of $147.5 million (net of original issue discount of $109.5 million and after underwriting discounts of $3.0 million) and (2) $125.0 million aggregate principle amount of our 9 1/2% senior notes for proceeds of $122.5 million (after underwriting discounts of $2.5 million). The proceeds from the sale of these securities will be used to pay the remaining purchase price for the BellSouth DCS transaction, to fund our initial interest payments on the 9 1/2% senior notes and for general corporate purposes.

   Sale of Preferred Stock to GECC
   On November 19, 1999, we issued 200,000 shares of our 8 1/4% convertible preferred stock at a price of $1,000 per share (the liquidation preference per share) to GECC. We received net proceeds of approximately $191.5 million (after structuring and underwriting fees of $8.5 million but before other expenses of the transaction). The net proceeds will be used to pay a portion of the purchase price for the GTE joint venture. GECC also received warrants to purchase 1.0 million shares of our common stock at an exercise price of $26.875 per share. The warrants are exercisable, in whole or in part, at any time for a period of five years following the issue date.

   2000 Credit Facility
   In March 2000, a subsidiary of CCIC entered into a credit agreement with a syndicate of banks which consists of two term loan facilities and a revolving line of credit aggregating $1,200.0 million. Available borrowings under the 2000 credit facility are generally to be used for the construction and purchase of towers and for general corporate purposes of CCUSA, Crown Castle GT and CCAL. The amount of available borrowings will be determined based on the current financial performance (as defined) of those subsidiaries' assets. In addition, up to $25.0 million of borrowing availability under the 2000 credit facility can be used for letters of credit. On March 15, 2000, we used $83.4 million in borrowings under the 2000 credit facility to repay outstanding borrowings and accrued interest under the Crown Communication senior credit facility. The net proceeds from $316.6 million in additional borrowings will be used to fund a portion of the purchase price for the GTE joint venture and for general corporate purposes. In the first quarter of 2000, Crown Communication will record an extraordinary loss of approximately $1.7 million consisting of the write-off of unamortized deferred financing costs related to the senior credit facility.

   Capital expenditures were $293.8 million for the year ended December 31, 1999, of which $1.0 million were for CCIC, $119.0 million were for CCUSA, $23.3 million were for Crown Atlantic and $150.5 million were for CCUK. We anticipate that we will build, through the end of 2000, approximately 900 towers in the United States at a cost of approximately $225.0 million and approximately 270 towers in the United Kingdom at a cost of approximately $45.0 million. We also expect that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)17.5 million ($28.0 million).

   In addition to capital expenditures in connection with build-to-suits, we expect to apply a significant amount of capital to finance the remaining cash portion of the consideration being paid in connection with the recent and agreed to transactions discussed below.

   In connection with the Bell Atlantic joint venture, we issued approximately
15.6 million shares of our common stock and contributed $250.0 million in cash to the joint venture. The joint venture borrowed approximately $180.0 million under the Crown Atlantic credit facility, following which the joint venture made a $380.0 million cash distribution to Bell Atlantic.

   In connection with the BellSouth transaction, through February 2, 2000, we have issued approximately 8.2 million shares of our common stock and paid BellSouth $390.6 million in cash. We expect to (1) issue an additional 0.9 million shares of our common stock and (2) use a portion of the net proceeds from our recent offerings to finance the remaining $39.4 million cash purchase price for this transaction.

   In connection with the Powertel acquisition, we paid Powertel $275.0 million in cash.

   In connection with the BellSouth DCS transaction, through February 2, 2000, we have paid BellSouth DCS $277.5 million in cash. We expect to use a portion of the net proceeds from our recent offerings to finance the remaining $39.4 million cash purchase price for this transaction.

   On November 7, 1999, we entered into an agreement with GTE to form a joint venture to own and operate a significant majority of GTE's towers. Upon formation of the GTE joint venture (which will occur in multiple closings during 2000), (1) we will contribute approximately $825.0 million (of which up to $100.0 million can be in shares of our common stock, with the balance in cash) in exchange for a majority ownership interest in the joint venture, and (2) GTE will contribute approximately 2,300 towers in exchange for a cash distribution of approximately $800.0 million (less any amount contributed in the form of our common stock) from the joint venture and a minority ownership interest in the joint venture. Upon dissolution of the joint venture, GTE would receive (1) any shares of our common stock contributed to the joint venture and (2) a payment equal to approximately 11.4% of the fair market value of the joint venture's other net assets; we would then receive the remaining assets and liabilities of the joint venture. We will account for our investment in the GTE joint venture as a purchase of tower assets, and will include the joint venture's results of operations and cash flows in our consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, we placed $50.0 million into an escrow account; such funds would be forfeited if we failed to close this transaction because we were unable to obtain adequate financing. On January 31, 2000, the formation of the GTE joint venture took place with the first closing of towers. We contributed $223.9 million in cash to the joint venture, and GTE contributed 637 towers in exchange for a cash distribution of $198.9 million from the joint venture. We expect to use borrowings under our 2000 credit facility to finance most of the remaining $601.1 million purchase price for this transaction.

   In March 2000, CCAL (our 66.7% owned subsidiary) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus. The total purchase price for the towers will be approximately $135.0 million in cash (Australian $220.0 million), and the purchase is expected to close in the second quarter of 2000. We will account for our investment in CCAL as a purchase of tower assets, and will include CCAL's results of operations and cash flows in our consolidated financial statements for periods subsequent to the purchase date. We expect to use borrowings under our 2000 credit facility to finance the cash purchase price for this transaction.

   We expect that the completion of the recent and agreed to transactions and the execution of our new tower build, or build-to-suit program, will have a material impact on our liquidity. We expect that once integrated, these transactions will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity.

   Our liquidity may also be materially impacted if we fail to complete the GTE joint venture transaction. We expect to finance most of the purchase price for this transaction with borrowings under the 2000 credit facility, and we are currently investigating various financing alternatives for the remaining amount. There can be no assurance, however, that we will be able to obtain any such financing, and we may be forced to forego a portion of the towers included in this transaction. If that were to occur, we would likely be forced to forfeit all or part of the related escrow payment. If we were to fail to complete this transaction and forfeit all or any significant portion of the $50.0 million escrow payment made in connection with the transaction, it would have a material adverse effect on our financial condition, including our ability to implement our current business strategy. See "Item 1. Business--Risk Factors--We May Not Complete the Agreed To Transactions".

   To fund the execution of our business strategy, including the recent and agreed to transactions described above and the construction of new towers that we have agreed to build, we expect to use the net proceeds of our recent offerings and borrowings available under our U.S. and U.K. credit facilities. We will have additional cash needs to fund our operations in the future. We may also have additional cash needs in the near term if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness. We expect to raise additional funds in the near term with bank loans, debt or equity financing.

   As of December 31, 1999, we had consolidated cash and cash equivalents of $549.3 million (including $14.6 million at CCUK and $40.0 million at Crown Atlantic), consolidated long-term debt of $1,542.3 million, consolidated redeemable preferred stock of $422.9 million and consolidated stockholders' equity of $1,617.7 million.

   As of March 1, 2000, Crown Atlantic had unused borrowing availability under its credit facility of approximately $70.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)65.0 million ($102.6 million). As of March 15, 2000, our subsidiaries had approximately $100.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes and our 9 1/2% senior notes will require annual cash interest payments of approximately $16.2 million and $11.9 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes, our 10 5/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($18.2 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder.

   As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes. The terms of the indebtedness of our subsidiaries significantly limit their ability to distribute cash to CCIC. As a result, we will be required to apply a portion of the net proceeds from the recent debt offerings to fund interest payments on the cash-pay notes. If we do not retain sufficient funds from the offerings or any future financing, we may not be able to make our interest payments on the cash-pay notes.

   Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We anticipate that we may need to refinance all or a portion of our indebtedness on or prior to its scheduled maturity. There can be no assurance that we will be able to effect any required refinancings of our indebtedness on commercially reasonable terms or at all.
See "Item 1. Business--Risk Factors".

REPORTING REQUIREMENTS UNDER THE INDENTURES GOVERNING THE COMPANY'S DEBT
 SECURITIES AND THE CERTIFICATE OF DESIGNATIONS GOVERNING THE COMPANY'S 12 3/4% SENIOR EXCHANGEABLE PREFERRED STOCK (THE "CERTIFICATE")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

   Upon consummation of the share exchange with CCUK's shareholders, which increased our ownership interest in CCUK to 80%, we designated CCUK as an Unrestricted Subsidiary. In addition, we designated Crown Atlantic as an Unrestricted Subsidiary. Prior to these transactions, we did not have any Unrestricted Subsidiaries. Summarized financial information for (1) CCIC and our Restricted Subsidiaries; and (2) our Unrestricted Subsidiaries is as follows:

                                                                    December 31, 1999
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted       Unrestricted   Consolidation    Consolidated
                                               Subsidiaries       Subsidiaries    Eliminations      Total
                                               ------------      -------------   ------------   ------------
                                                                (In thousands of dollars)
Cash and cash equivalents....................    $  494,724     $   54,604       $      --      $  549,328
Other current assets.........................        59,106         53,611              --         112,717
Property and equipment, net..................     1,350,610      1,117,491              --       2,468,101
Escrow deposit for acquisition...............        50,000             --              --          50,000
Investments in Unrestricted Subsidiaries.....       991,261             --        (991,261)             --
Goodwill and other intangible assets, net....       132,553        463,594              --         596,147
Other assets, net............................        48,578         11,779              --          60,357
                                                 ----------     ----------       ---------      ----------
                                                 $3,126,832     $1,701,079       $(991,261)     $3,836,650
                                                 ==========     ==========       =========      ==========

Current liabilities..........................    $   49,905     $   81,376       $      --      $  131,281
Long-term debt...............................     1,033,188        509,155              --       1,542,343
Other liabilities............................         3,069         63,995              --          67,064
Minority interests...........................            --         55,292              --          55,292
Redeemable preferred stock...................       422,923             --              --         422,923
Stockholders' equity.........................     1,617,747        991,261        (991,261)      1,617,747
                                                 ----------     ----------       ---------      ----------
                                                 $3,126,832     $1,701,079       $(991,261)     $3,836,650
                                                 ==========     ==========       =========      ==========


                                    Three Months Ended December 31, 1999                    Year Ended December 31, 1999
                                ---------------------------------------------   ----------------------------------------------------
                                   Company                                         Company
                                     and                                             and
                                 Restricted     Unrestricted    Consolidated     Restricted     Unrestricted        Consolidated
                                Subsidiaries    Subsidiaries        Total       Subsidiaries    Subsidiaries           Total
                                -------------   -------------   -------------   -------------   -------------   --------------------
                                                                     (In thousands of dollars)
Net revenues......................  $ 40,694        $ 73,502        $114,196        $104,177        $241,582              $ 345,759
Costs of operations (exclusive of
 depreciation and amortization)...    17,327          34,534          51,861          42,737         114,011                156,748
General and administrative........    10,578           3,169          13,747          33,052          10,771                 43,823
Corporate development.............     1,181              88           1,269           4,584             819                  5,403
Restructuring charges.............     3,831              --           3,831           5,645              --                  5,645
Non-cash compensation charges.....       340             161             501           1,404             769                  2,173
Depreciation and amortization.....    16,251          24,486          40,737          42,354          87,752                130,106
                                    --------        --------        --------        --------        --------              ---------
Operating income (loss)...........    (8,814)         11,064           2,250         (25,599)         27,460                  1,861
Interest and other income
 (expense)........................     4,339             590           4,929           9,934           7,797                 17,731
Interest expense and amortization
of deferred financing costs.......   (25,891)        (12,669)        (38,560)        (70,341)        (40,567)              (110,908)
Provision for income taxes........        (7)             --              (7)           (275)             --                   (275)
Minority interests................        --          (1,569)         (1,569)             --          (2,756)                (2,756)
Cumulative effect of change in
 accounting principle for costs of
 start-up activities..............        --              --              --          (2,414)             --                 (2,414)
                                    --------        --------        --------        --------        --------              ---------
Net loss..........................  $(30,373)       $ (2,584)       $(32,957)       $(88,695)       $ (8,066)             $ (96,761)
                                    ========        ========        ========        ========        ========              =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the "1997 and

1998 Securities") and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Notes, the 11 1/4% Discount Notes and the 9 1/2% Notes (the "1999 Securities"):

                                                                               1997 and 1998       1999
                                                                                 Securities     Securities
                                                                               --------------   -----------
                                                                                (In thousands of dollars)
                                                                                       (Unaudited)
Tower Cash Flow, for the three months ended December 31, 1999...................    $ 12,339      $ 12,339
                                                                                    ========      ========
Consolidated Cash Flow, for the twelve months ended December 31, 1999...........    $ 23,804      $ 28,388
Less: Tower Cash Flow, for the twelve months ended December 31, 1999............     (33,022)      (33,022)
Plus: four times Tower Cash Flow, for the three months ended December 31,
 1999...........................................................................      49,356        49,356
                                                                                     --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended December 31,
 1999...........................................................................    $ 40,138      $ 44,722
                                                                                    ========      ========

COMPENSATION CHARGES RELATED TO STOCK OPTION GRANTS

   During the period from April 24, 1998 through July 15, 1998, we granted options to employees and executives for the purchase of 3,236,980 shares of our common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the IPO and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, we have assigned our right to repurchase shares of our common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a newly-elected director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CCUK's shareholders and at prices substantially below the price to the public in the IPO, we have recorded a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the IPO. Such compensation charge will total approximately $18.4 million, of which approximately $10.6 million was recognized upon consummation of the IPO (for such options and shares which vested upon consummation of the IPO), and the remaining $7.8 million is being recognized over five years (approximately $1.6 million per year) through the second quarter of 2003. An additional $1.6 million in non-cash compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CCUK's management prior to the consummation of the share exchange.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. We have deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 requires that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. We have adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2.4 million in our financial statements for the three months ended March 31, 1999.

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt the requirements of SFAS 133 in our financial statements for the three months ending March 31, 2001. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

YEAR 2000 COMPLIANCE

   The year 2000 problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year. Any of our computer programs that have date-sensitive software might have recognized a date using "00" as 1900 rather than the year 2000, or might not have recognized the date at all. This could have resulted in a system failure or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   In 1997 we established a year 2000 project to ensure that the issue received appropriate priority and that necessary resources were made available. This project included the replacement of our worldwide business computer systems with systems that use programs primarily from J.D. Edwards, Inc. The new systems made approximately 90% of our business computer systems year 2000 compliant and are in production today. Remaining business software programs, including those supplied by vendors, were made year 2000 compliant through the year 2000 project or they were retired. None of our other information technology projects were delayed due to the implementation of the year 2000 project.

   Our year 2000 project was divided into the following phases: (1) inventorying year 2000 items; (2) assigning priorities to identified items; (3) assessing the year 2000 compliance of items determined to be material to us; (4) repairing or replacing material items that are determined not to be year 2000 compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans for each organization and company location. We completed all such phases prior to the end of 1999. All critical broadcast equipment and non-information technology related equipment was tested and was either year 2000 compliant or was designated as year 2000 ready. A year 2000 ready designation implies the equipment or system will function without adverse effects beyond year 2000 but may not be aware of the century. All critical information technology systems were designated year 2000 compliant or were retired or remediated by the end of 1999.

   We expended approximately $7.6 million on the year 2000 project through December 31, 1999, of which approximately $6.8 million related to the implementation of the J.D. Edwards Systems and related hardware.

   The failure to correct a material year 2000 problem could have resulted in an interruption in, or a failure of, certain normal business activities or operations. However, we believe that our efforts to ensure year 2000 compliance have been successful. To date, we have not suffered any significant year 2000 problems, but we continue to monitor our various computer systems.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in foreign currency exchange rates and interest rates which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates and foreign currency exchange rates.

   Certain financial instruments used to obtain capital are subject to market risks from fluctuations in market rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. Therefore, fluctuations in market interest rates of 1% in 2000 would not have a material effect on our consolidated financial results.

   The majority of our foreign currency transactions are denominated in the British pound sterling, which is the functional currency of CCUK. As CCUK's transactions are denominated and settled in the functional currency, risks associated with currency fluctuations are minimized to foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and believe that foreign currency exchange risk is not significant to our operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
Report of KPMG LLP, Independent Auditors...............................................................   57
Consolidated Balance Sheet as of December 31, 1998 and 1999............................................   58
Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the
 period ended December 31, 1999........................................................................   59
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31,
 1999..................................................................................................   60
Consolidated Statement of Stockholders' Equity (Deficit) for each of the three years in the period
 ended December 31, 1999...............................................................................   61
Notes to Consolidated Financial Statements............................................................    62


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Crown Castle International Corp.:

   We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                          KPMG LLP


Houston, Texas
February 22, 2000

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                          December 31,
                                                                                   ---------------------------
                                                                                       1998           1999
                                                                                   ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents........................................................  $  296,450     $  549,328
 Receivables:
   Trade, net of allowance for doubtful accounts of $1,535 and $3,218 at
    December 31, 1998 and 1999, respectively......................................      32,130         74,290
   Other..........................................................................       4,290          4,327
 Inventories......................................................................       6,599         19,178
 Prepaid expenses and other current assets........................................       2,647         14,922
                                                                                    ----------     ----------
    Total current assets..........................................................     342,116        662,045
Property and equipment, net.......................................................     592,594      2,468,101
Escrow deposit for acquisition....................................................          --         50,000
Goodwill and other intangible assets, net of accumulated amortization of
 $20,419 and $53,437 at December 31, 1998 and 1999, respectively..................     569,740        596,147
Deferred financing costs and other assets, net of accumulated amortization of
 $1,722 and $4,245 at December 31, 1998 and 1999, respectively....................      18,780         60,357
                                                                                    ----------     ----------
                                                                                    $1,523,230     $3,836,650
                                                                                    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................................  $   46,020     $   45,998
 Accrued interest.................................................................      15,677         20,912
 Accrued compensation and related benefits........................................       5,188          4,005
 Deferred rental revenues and other accrued liabilities...........................      26,002         60,366
                                                                                    ----------     ----------
    Total current liabilities.....................................................      92,887        131,281
Long-term debt....................................................................     429,710      1,542,343
Other liabilities.................................................................      22,823         67,064
                                                                                    ----------     ----------
    Total liabilities.............................................................     545,420      1,740,688
                                                                                    ----------     ----------
Commitments and contingencies (Note 12)
Minority interests................................................................      39,185         55,292
Redeemable preferred stock........................................................     201,063        422,923
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized:
   Common Stock; shares issued: December 31, 1998 - 83,123,873 and
    December 31, 1999 - 146,074,905...............................................         831          1,461
   Class A Common Stock; shares issued: 11,340,000................................         113            113
 Additional paid-in capital.......................................................     795,153      1,805,053
 Cumulative foreign currency translation adjustment...............................       1,690         (3,013)
 Accumulated deficit..............................................................     (60,225)      (185,867)
                                                                                    ----------     ----------
    Total stockholders' equity....................................................     737,562      1,617,747
                                                                                    ----------     ----------
                                                                                    $1,523,230     $3,836,650
                                                                                    ==========     ==========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                              Years Ended December 31,
                                                                        -------------------------------------
                                                                           1997         1998         1999
                                                                        ----------   ----------   -----------
Net revenues:
 Site rental and broadcast transmission.........................         $ 11,010     $ 75,028     $ 267,894
 Network services and other.....................................           20,395       38,050        77,865
                                                                         --------     --------     ---------
                                                                           31,405      113,078       345,759
                                                                         --------     --------     ---------
Operating expenses:
 Costs of operations (exclusive of depreciation and amortization):
   Site rental and broadcast transmission.......................            2,213       26,254       114,436
   Network services and other...................................           13,137       21,564        42,312
 General and administrative.....................................            6,824       23,571        43,823
 Corporate development..........................................            5,731        4,625         5,403
 Restructuring charges..........................................               --           --         5,645
 Non-cash compensation charges..................................               --       12,758         2,173
 Depreciation and amortization..................................            6,952       37,239       130,106
                                                                         --------     --------     ---------
                                                                           34,857      126,011       343,898
                                                                         --------     --------     ---------
Operating income (loss).........................................           (3,452)     (12,933)        1,861

Other income (expense):
 Equity in earnings (losses) of unconsolidated affiliate........           (1,138)       2,055            --
 Interest and other income (expense)............................            1,951        4,220        17,731
 Interest expense and amortization of deferred financing costs..           (9,254)     (29,089)     (110,908)
                                                                         --------     --------     ---------
Loss before income taxes, minority interests and cumulative effect
  of change in accounting principle.............................          (11,893)     (35,747)      (91,316)
Provision for income taxes......................................              (49)        (374)         (275)
Minority interests..............................................               --       (1,654)       (2,756)
                                                                         --------     --------     ---------
Loss before cumulative effect of change in accounting principle.          (11,942)     (37,775)      (94,347)
Cumulative effect of change in accounting principle for costs of
 start-up activities............................................               --           --        (2,414)
                                                                          --------     --------     ---------
Net loss........................................................          (11,942)     (37,775)      (96,761)
Dividends on preferred stock....................................           (2,199)      (5,411)      (28,881)
                                                                         --------     --------     ---------
Net loss after deduction of dividends on preferred stock........         $(14,141)    $(43,186)    $(125,642)
                                                                         ========     ========     =========

Net loss........................................................         $(11,942)    $(37,775)    $ (96,761)
Other comprehensive income:
 Foreign currency translation adjustments.......................              562        1,128        (4,703)
                                                                         --------     --------     ---------
Comprehensive loss..............................................         $(11,380)    $(36,647)    $(101,464)
                                                                         ========     ========     =========

Per common share - basic and diluted:
 Loss before cumulative effect of change in accounting principle           $(2.27)      $(1.02)       $(0.94)
 Cumulative effect of change in accounting principle............               --           --         (0.02)
                                                                         --------     --------     ---------
 Net loss.......................................................           $(2.27)      $(1.02)       $(0.96)
                                                                         ========     ========     =========

Common shares outstanding - basic and diluted (in thousands)....            6,238       42,518       131,466
                                                                         ========     ========     =========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                            Years Ended December 31,
                                                                                     --------------------------------------
                                                                                        1997         1998          1999
                                                                                     ----------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................................................   $ (11,942)   $ (37,775)   $   (96,761)
 Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
   Depreciation and amortization..................................................       6,952       37,239        130,106
   Amortization of deferred financing costs and discounts on long-term debt.......       2,159       17,910         49,937
   Minority interests.............................................................          --        1,654          2,756
   Cumulative effect of change in accounting principle............................          --           --          2,414
   Non-cash compensation charges..................................................          --       12,758          2,173
   Equity in losses (earnings) of unconsolidated affiliate........................       1,138       (2,055)            --
   Changes in assets and liabilities, excluding the effects of acquisitions:
    Increase (decrease) in deferred rental revenues and other liabilities.........        (240)       5,847         75,277
    Increase (decrease) in accrued interest.......................................        (396)       5,835          5,518
    Increase in accounts payable..................................................       1,824       15,373            889
    Decrease (increase) in receivables............................................       1,353       (7,450)       (42,913)
    Increase in inventories, prepaid expenses and other assets....................      (1,472)      (4,360)       (36,788)
                                                                                     ---------    ---------    -----------
      Net cash provided by (used for) operating activities........................        (624)      44,976         92,608
                                                                                     ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired.................................     (33,962)     (10,489)    (1,208,466)
 Capital expenditures.............................................................     (18,035)    (138,759)      (293,801)
 Investments in affiliates........................................................     (59,487)          --         (6,879)
                                                                                     ---------    ---------    -----------
      Net cash used for investing activities......................................    (111,484)    (149,248)    (1,509,146)
                                                                                     ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock..........................................     139,867      339,929        805,771
 Proceeds from issuance of long-term debt.........................................     150,010           --        757,206
 Net borrowings (payments) under revolving credit agreements......................      (6,223)       9,212        136,993
 Incurrence of financing costs....................................................      (7,798)      (3,010)       (28,330)
 Dividends on preferred stock.....................................................          --           --         (1,238)
 Purchase of capital stock........................................................      (2,132)        (883)            --
 Principal payments on long-term debt.............................................    (113,881)          --             --
                                                                                     ---------    ---------    -----------
      Net cash provided by financing activities...................................     159,843      345,248      1,670,402
                                                                                     ---------    ---------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................          --          396           (986)
                                                                                     ---------    ---------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................      47,735      241,372        252,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................................       7,343       55,078        296,450
                                                                                     ---------    ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........................................   $  55,078    $ 296,450    $   549,328
                                                                                     =========    =========    ===========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of stockholder's Convertible Secured Subordinated Notes to Series A
  Convertible Preferred Stock.....................................................   $   3,657    $      --        $    --
 Amounts recorded in connection with acquisitions (see Note 2):
   Fair value of net assets acquired, including goodwill and other intangible
    assets........................................................................     197,235      431,453      1,750,506
   Escrow deposit for acquisition.................................................          --           --         50,000
   Issuance of common stock.......................................................      57,189      420,964        397,710
   Issuance of long-term debt.....................................................      78,102           --        180,000
   Minority interests.............................................................          --           --         14,330
   Assumption of long-term debt...................................................      27,982           --             --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid....................................................................   $   7,533    $   6,276    $    54,514
 Income taxes paid................................................................          26          446            301

                See notes to consolidated financial staements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                         Class A                 Class B
                                       Common Stock            Common Stock              Common Stock
                                   --------------------    --------------------      --------------------
                                     Shares    ($.01 Par)   Shares    ($.01 Par)       Shares    ($.01 Par)
                                   -----------   ------    ---------  ---------      ----------  ---------
Balance, January 1, 1997.........   1,350,000    $   3     1,488,330      $  3             --      $   --
 Issuances of capital stock......          --       --     8,228,835        17             --          --
 Purchase of capital stock.......    (308,435)      (1)     (350,000)       (1)            --          --
 Foreign currency
  translation adjustments........          --       --            --        --             --          --
 Dividends on preferred stock....          --       --            --        --             --          --
 Net loss........................          --       --            --        --             --          --
                                   ----------    -----    ----------      ----    -----------      ------
Balance, December 31, 1997.......   1,041,565        2     9,367,165        19             --          --
 Conversion of preferred
  stock to Common Stock..........          --       --            --        --     38,517,865         385
 Conversion of Class A Common
  Stock and Class B Common Stock
  to Common Stock................  (1,041,565)      (2)   (9,367,165)      (19)    10,953,625         109
 Issuances of capital stock......          --       --            --        --     33,793,453         338
 Purchase of capital stock.......          --       --            --        --       (141,070)         (1)
 Non-cash compensation charges...          --       --            --        --             --          --
 Foreign currency translation
  adjustments....................          --       --            --        --             --          --
 Dividends on preferred stock....          --       --            --        --             --          --
 Net loss........................          --       --            --        --             --          --
                                   ----------    -----    ----------      ----    -----------      ------
Balance, December 31, 1998.......          --       --            --        --     83,123,873         831
 Issuances of capital stock
  and warrants...................          --       --            --        --     62,951,032         630
 Non-cash compensation charges...          --       --            --        --             --          --
 Foreign currency translation
  adjustments....................          --       --            --        --             --          --
 Dividends on preferred stock....          --       --            --        --             --          --
 Net loss........................          --       --            --        --             --          --
                                   ----------    -----    ----------      ----    -----------      ------
Balance, December 31, 1999.......          --    $  --            --      $ --    146,074,905      $1,461
                                   ==========    =====    ==========      ====    ===========      ======

                                                                           Cumulative
                                         Class A                            Foreign
                                       Common Stock          Additional     Currency
                                   --------------------       Paid-In      Translation    Accumulated
                                     Shares    ($.01 Par)     Capital      Adjustment       Deficit         Total
                                   ----------- -----------    -----------  -----------    -----------    -----------
Balance, January 1, 1997.........          --     $ --      $      762       $    --      $    (978)     $     (210)
 Issuances of capital stock......          --       --          57,696            --             --          57,713
 Purchase of capital stock.......          --       --            (210)           --         (1,920)         (2,132)
 Foreign currency translation
  adjustments....................          --       --              --           562             --             562
 Dividends on preferred stock....          --       --              --            --         (2,199)         (2,199)
 Net loss........................          --       --              --            --        (11,942)        (11,942)
                                   ----------     ----      ----------       -------      ---------      ----------
Balance, December 31, 1997.......          --       --          58,248           562        (17,039)         41,792
 Conversion of preferred stock to
  Common Stock...................          --       --         164,712            --             --         165,097
 Conversion of Class A Common
  Stock and Class B Common Stock
  to Common Stock................          --       --             (88)           --             --              --
 Issuances of capital stock......  11,340,000      113         560,779            --             --         561,230
 Purchase of capital stock.......          --       --            (882)           --             --            (883)
 Non-cash compensation charges...          --       --          12,384            --             --          12,384
 Foreign currency translation
  adjustments....................          --       --              --         1,128             --           1,128
 Dividends on preferred stock....          --       --              --            --         (5,411)         (5,411)
 Net loss........................          --       --              --            --        (37,775)        (37,775)
                                   ----------     ----      ----------       -------      ---------      ----------
Balance, December 31, 1998.......  11,340,000      113         795,153         1,690        (60,225)        737,562
 Issuances of capital stock
  and warrants...................          --       --       1,007,947            --             --       1,008,577
 Non-cash compensation charges...          --       --           1,953            --             --           1,953
 Foreign currency translation
  adjustments....................          --       --              --        (4,703)            --          (4,703)
 Dividends on preferred stock....          --       --              --            --        (28,881)        (28,881)
 Net loss........................          --       --              --            --        (96,761)        (96,761)
                                   ----------     ----      ----------       -------      ---------      ----------
Balance, December 31, 1999.......  11,340,000     $113      $1,805,053       $(3,013)     $(185,867)     $1,617,747
                                   ==========     ====      ==========       =======      =========      ==========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Crown Castle International Corp. ("CCIC") and its majority and wholly owned subsidiaries, collectively referred to herein as the "Company". All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's financial statements to be consistent with the presentation in the current year.

   The Company owns, operates and manages wireless communications sites and broadcast transmission networks. The Company also provides complementary services to its customers, including network design, radio frequency engineering, site acquisition, site development and construction, antenna installation and network management and maintenance. The Company's communications sites are located throughout the United States, in Puerto Rico and in the United Kingdom. In the United States and Puerto Rico, the Company's primary business is the leasing of antenna space to wireless operators under long-term contracts. In the United Kingdom, the Company's primary businesses are the operation of television and radio broadcast transmission networks and the leasing of antenna space to wireless operators in the United Kingdom.

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

   Property and Equipment

   Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment and other long-lived assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

   Goodwill and Other Intangible Assets
   Goodwill and other intangible assets represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see Note 2). Goodwill is amortized on a straight-line basis

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES over a 20 year life. Other intangible assets (principally the value of existing site rental contracts at Crown Communications) are amortized on a straight-line basis over a 10 year life. The carrying value of goodwill and other intangible assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the acquired assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Per Share Information

   Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                           Years Ended December 31,
                                                                     -------------------------------------
                                                                        1997         1998         1999
                                                                     ----------   ----------   -----------
                                                                          (In thousands of dollars,
                                                                          except per share amounts)
Loss before cumulative effect of change in accounting principle.      $(11,942)    $(37,775)    $ (94,347)
Dividends on preferred stock....................................        (2,199)      (5,411)      (28,881)
                                                                      --------     --------     ---------
Loss before cumulative effect of change in accounting principle applicable to common stock for basic and diluted
 computations...................................................       (14,141)     (43,186)     (123,228)
Cumulative effect of change in accounting principle.............            --           --        (2,414)
                                                                      --------     --------     ---------
Net loss applicable to common stock for basic and diluted
 computations...................................................      $(14,141)    $(43,186)    $(125,642)
                                                                      ========     ========     =========
Weighted-average number of common shares outstanding during
 the period for basic and diluted computations (in thousands)...         6,238       42,518       131,466
                                                                      ========     ========     =========
Per common share - basic and diluted:
   Loss before cumulative effect of change in accounting
    principle...................................................      $  (2.27)    $  (1.02)    $   (0.94)
   Cumulative effect of change in accounting principle..........            --           --         (0.02)
                                                                      --------     --------     ---------
   Net loss.....................................................      $  (2.27)    $  (1.02)    $   (0.96)
                                                                      ========     ========     =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of December 31, 1999: (1) options to purchase 19,226,076 shares of common stock at exercise prices ranging from $-0- to $25.62 per share; (2) warrants to purchase 1,194,990 shares of common stock at an exercise price of $7.50 per share; (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share; (4) shares of Crown Castle UK Holdings Limited ("CCUK", formerly Castle Transmission Services (Holdings) Ltd) stock which are convertible into 17,443,500 shares of common stock; and (5) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock (see Note 8) which are convertible into 7,441,860 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for each of the three years in the period ended December 31, 1999.

   Foreign Currency Translation
   CCUK uses the British pound sterling as the functional currency for its operations. The Company translates CCUK's results of operations using the average exchange rate for the period, and translates CCUK's assets and liabilities using the exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as a translation adjustment in stockholders' equity.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Financial Instruments
   The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair value of the Company's public debt securities is based on quoted market prices, and the estimated fair value of the other long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair value of the interest rate swap agreement is based on the amount that the Company would receive or pay to terminate the agreement at the balance sheet date. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

                                     December 31, 1998            December 31, 1999
                                  -----------------------   ---------------------------------
                                   Carrying       Fair        Carrying            Fair
                                    Amount       Value         Amount            Value
                                  ----------   ----------   ------------   ------------------
                                                  (In thousands of dollars)
Cash and cash equivalents.....    $ 296,450    $ 296,450    $   549,328          $   549,328
Long-term debt................     (429,710)    (443,379)    (1,542,343)          (1,542,500)
Interest rate swap agreement..           --          (47)            --                5,415

   The Company's interest rate swap agreement is used to manage interest rate risk. The net settlement amount resulting from this agreement is recognized as an adjustment to interest expense. The Company does not currently hold or issue derivative financial instruments for trading purposes.

   Stock Options

   In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes alternative methods of accounting and disclosure for employee stock-based compensation arrangements. The Company has elected to continue the use of the "intrinsic value based method" of accounting for its employee stock option plans (see Note 9). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. See Note 9 for the disclosures required by SFAS 123.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company has deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 requires that such deferred costs be charged to results of operations upon its adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2,414,000 in the Company's financial statements for the year ended
December 31, 1999.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 in its financial statements for the year ending December 31, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

2.    ACQUISITIONS

   During the three years in the period ended December 31, 1999, the Company consummated a number of business and asset acquisitions which were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

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

   Crown Communications ("CCM"), Crown Network Systems, Inc. ("CNS") and Crown Mobile Systems, Inc. ("CMS") (collectively, "Crown")
   On July 11, 1997, the Company entered into an asset purchase and merger agreement with the owners of Crown. On August 15, 1997, such agreement was amended and restated, and the Company acquired (1) substantially all of the assets, net of outstanding liabilities, of CCM; and (2) all of the outstanding common stock of CNS and CMS. Crown provides network services, which includes site selection and acquisition, antenna installation, site development and construction, network design and site maintenance, and owns and operates telecommunications towers and related assets. The purchase price of $185,021,000 consisted of $27,843,000 in cash, a short-term promissory note payable to the former owners of Crown for $76,230,000, the assumption of $26,009,000 in outstanding debt and 7,325,000 shares of the Company's Class B Common Stock valued at $54,939,000 (the estimated fair value of such common stock on that date). The Company recognized goodwill

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES and other intangible assets of $146,103,000 in connection with this acquisition. The Company financed the cash portion of the purchase price with proceeds from the issuance of redeemable preferred stock (see Note 8), and repaid the promissory note with proceeds from the issuance of additional redeemable preferred stock and borrowings under the Senior Credit Facility (see Note 5).

   In 1997, the Company organized Crown Communication Inc. ("CCI", a Delaware corporation) as a wholly owned subsidiary to own the net assets acquired from CCM and the common stock of CNS and CMS. In January 1998, the Company merged Castle Tower Corporation ("CTC", a wholly owned operating subsidiary) with and into CCI.

   CCUK
   On April 24, 1998, the Company entered into a share exchange agreement with certain shareholders of CCUK pursuant to which certain of CCUK's shareholders agreed to exchange their shares of CCUK for shares of the Company. On August 18, 1998, the exchange was consummated and the Company's ownership of CCUK increased from approximately 34.3% to 80%. The Company issued 20,867,700 shares of its Common Stock and 11,340,000 shares of its Class A Common Stock, with such shares valued at an aggregate of $418,700,000 (based on the price per share to the public in the Company's initial public offering as discussed in Note 9).
The Company recognized goodwill of $344,375,000 in connection with this transaction, which was accounted for as an acquisition using the purchase method. CCUK's results of operations and cash flows are included in the consolidated financial statements for the period subsequent to the date the exchange was consummated.

   Agreement with Bell Atlantic Mobile ("BAM")
   On December 8, 1998, the Company entered into an agreement with Bell Atlantic Mobile to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's towers. Upon formation of Crown Atlantic on March 31, 1999, (1) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its Common Stock in exchange for a 61.5% ownership interest in Crown Atlantic; (2) Crown Atlantic borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 5); and (3) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (1) the shares of the Company's Common Stock contributed to Crown Atlantic and (2) a payment (either in cash or in shares of the Company's Common Stock, at the Company's election) equal to approximately 15.6% of the fair market value of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and has included Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $64,163,000 in connection with this acquisition.

   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth") In March 1999, the Company entered into an agreement with BellSouth to acquire the operating rights for approximately 1,850 of their towers. The legal form of the transaction is a lease arrangement and will be treated by BellSouth as a sale of the towers for tax purposes. The Company will pay BellSouth total consideration of $610,000,000, consisting of $430,000,000 in cash and $180,000,000 in shares of its common stock. As of December 31, 1999, the Company has closed on 1,574 of the towers and has paid $370,151,000 in cash and issued 7,728,787 shares of its common stock. The Company is accounting for this transaction as a purchase of tower assets.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Powertel, Inc. ("Powertel")
   In March 1999, the Company entered into an agreement with Powertel to purchase 650 of their towers and related assets. The total purchase price for these towers was $275,000,000 in cash, all of which has been paid as of December 31, 1999. The Company has accounted for this transaction as an acquisition using the purchase method.

   Pro Forma Results of Operations (Unaudited)
   The following unaudited pro forma summary presents consolidated results of operations for the Company as if (1) the share exchange with CCUK's shareholders had been consummated as of January 1, 1998; and (2) the Crown Atlantic, BellSouth and Powertel acquisitions, along with the related financing transactions, had been consummated as of January 1 for both 1998 and 1999. Appropriate adjustments have been reflected for depreciation and amortization, interest expense, amortization of deferred financing costs and minority interests. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

                                                   Years Ended December 31,
                                                   ------------------------
                                                      1998          1999
                                                   -----------   ----------
                                                      (In thousands of
                                                          dollars,
                                                      except per share
                                                          amounts)
Net revenues........................................$ 301,978    $ 386,999
Net loss............................................ (153,192)    (144,246)
Net loss per common share - basic and diluted.......    (1.25)       (1.19)

   Agreement with Nextel Communications, Inc. ("Nextel")
   On July 11, 1997, the Company entered into an agreement with Nextel (the "Nextel Agreement") whereby the Company had the option to purchase up to 50 of Nextel's existing towers which are located in Texas, Florida and the metropolitan areas of Denver, Colorado and Philadelphia, Pennsylvania. As of December 31, 1999, the Company had purchased all 50 of such towers for an aggregate price of $15,083,000 in cash.

   Millennium Communications Limited ("Millennium")
   On October 8, 1998, the Company acquired all of the outstanding shares of Millennium. Millennium develops, owns and operates telecommunications towers and related assets in the United Kingdom. On the date of acquisition, Millennium owned 102 tower sites. Millennium is being operated as a subsidiary of CCUK. The purchase price of $14,473,000 consisted of $9,813,000 in cash, the repayment of $2,396,000 in outstanding debt and 358,678 shares of the Company's common stock valued at $2,264,000 (the market value of such common stock on that date).

   BellSouth DCS
   In July 1999, the Company entered into an agreement with certain affiliates of BellSouth ("BellSouth DCS") to acquire the operating rights for approximately 773 of their towers. The legal form of the transaction is a lease arrangement and will be treated by BellSouth as a sale of the towers for tax purposes. The Company will pay BellSouth DCS total consideration of $316,930,000 in cash. As of December 31, 1999, the Company has closed on 648 of these towers and has paid $266,857,000 in cash. The Company is accounting for this transaction as a purchase of tower assets.

   Agreement With GTE Corporation ("GTE")
   On November 7, 1999, the Company entered into an agreement with GTE to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. Upon formation of Crown Castle GT (which will occur in multiple closings during 2000), (1) the Company will contribute approximately $825,000,000 (of which up to $100,000,000 can be in shares of its common stock, with the balance in cash) in

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES exchange for a majority ownership interest in Crown Castle GT, and (2) GTE will contribute approximately 2,300 towers in exchange for a cash distribution of approximately $800,000,000 (less any amount contributed in the form of the Company's common stock) from Crown Castle GT and a minority ownership interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE would receive (1) any shares of the Company's common stock contributed to Crown Castle GT and (2) a payment equal to approximately 11.4% of the fair market value of Crown Castle GT's other net assets; the Company would then receive the remaining assets and liabilities of Crown Castle GT. The Company will account for its investment in Crown Castle GT as a purchase of tower assets, and will include Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, the Company placed $50,000,000 into an escrow account; such funds would be forfeited if the Company failed to close this transaction because it was unable to obtain adequate financing. See Note 16.


3.      PROPERTY AND EQUIPMENT

   The major classes of property and equipment are as follows:

                                                                              December 31,
                                                           Estimated     -------------------------
                                                          Useful Lives      1998          1999
                                                          ------------   ----------   ------------
                                                                             (In thousands of
                                                                                 dollars)
Land and buildings........................................  0-50 years    $ 58,767     $   89,683
Telecommunications towers and broadcast transmission
 equipment................................................  5-20 years     532,907      2,458,741
Transportation and other equipment........................  3-10 years      11,452         20,231
Office furniture and equipment............................   3-7 years      12,248         18,919
                                                                          --------     ----------
                                                                           615,374      2,587,574
Less: accumulated depreciation............................                 (22,780)      (119,473)
                                                                          --------     ----------
                                                                          $592,594     $2,468,101
                                                                          ========     ==========

   Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $2,886,000, $20,638,000 and $96,556,000, respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $19,583,000 and $110,366,000 at December 31, 1998 and 1999, respectively. At
December 31, 1999, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2000 - $352,640,000;
2001 -$342,473,000; 2002 - $337,536,000; 2003 - $324,963,000; 2004 -
$315,142,000; thereafter - $1,118,557,000.

4.    INVESTMENT IN AFFILIATE

   On February 28, 1997, the Company used a portion of the net proceeds from the sale of the Series C Convertible Preferred Stock (see Note 8) to purchase an ownership interest of approximately 34.3% in CCUK (a company incorporated under the laws of England and Wales). The Company led a consortium of investors which provided the equity financing for CCUK. The funds invested by the consortium were used by CCUK to purchase, through a wholly owned subsidiary, the domestic broadcast transmission division of the British Broadcasting Corporation (the "BBC"). The cost of the Company's investment in CCUK amounted to approximately $57,542,000. The Company accounted for its investment in CCUK utilizing the equity method of accounting prior to the consummation of the share exchange agreement with CCUK's shareholders in August 1998 (see Note 2).

   In March 1997, as compensation for leading the investment consortium, the Company received a fee from CCUK amounting to approximately $1,165,000. This fee was recorded as other income by the Company when

              CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES received. In addition, the Company received approximately $1,679,000 from CCUK as reimbursement for costs incurred prior to the closing of the purchase from the BBC.

   In June 1997, as compensation for the successful completion of the investment in CCUK and certain other acquisitions and investments, the Company paid bonuses to two of its executive officers totaling $913,000. These bonuses are included in corporate development expenses on the Company's consolidated statement of operations.

   Summarized financial information for CCUK is as follows (for periods in which the Company accounted for CCUK utilizing the equity method):

                                                                    Ten Months     Eight Months
                                                                       Ended           Ended
                                                                   December 31,     August 31,
                                                                       1997            1998
                                                                   -------------   -------------
                                                                     (In thousands of dollars)
Net revenues.......................................................... $103,531        $ 97,228
Operating expenses....................................................   86,999          78,605
                                                                       --------        --------
Operating income......................................................   16,532          18,623
Interest and other income.............................................      553             725
Interest expense and amortization of deferred financing costs.........  (20,404)        (13,378)
Provision for income taxes............................................       --              --
                                                                       --------        --------
Net income (loss)..................................................... $ (3,319)       $  5,970
                                                                       ========        ========

5. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                            December 31,
                                                                      -----------------------
                                                                        1998         1999
                                                                      ---------   -----------
                                                                     (In thousands of dollars)
Senior Credit Facility................................................ $  5,500    $   63,000
CCUK Credit Facility..................................................   55,177       133,456
Crown Atlantic Credit Facility........................................       --       180,000
9% Guaranteed Bonds due 2007..........................................  200,934       195,699
10 5/8% Senior Discount Notes due 2007, net of discount...............  168,099       186,434
10 3/8% Senior Discount Notes due 2011, net of discount...............       --       321,284
9% Senior Notes due 2011..............................................       --       180,000
11 1/4% Senior Discount Notes due 2011, net of discount...............       --       157,470
9 1/2% Senior Notes due 2011..........................................       --       125,000
                                                                       --------    ----------
                                                                       $429,710    $1,542,343
                                                                       ========    ==========

   Senior Credit Facility

   CCI has a credit agreement with a syndicate of banks (as amended, the "Senior Credit Facility") which consists of a $100,000,000 secured revolving line of credit (see Note 16). Available borrowings under the Senior Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of CCI and its subsidiaries. The amount of available borrowings is determined based on the current financial performance (as defined) of CCI's assets. In addition, up to $5,000,000 of borrowing availability under the Senior Credit Facility can be used for letters of credit.

   On October 31, 1997, additional borrowings under the Senior Credit Facility, along with the proceeds from the October issuance of Senior Preferred Stock (see
Note 8), were used to repay (1) the promissory note payable

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES to the former stockholders of Crown; and (2) the outstanding borrowings under Crown's bank credit agreement (see Note 2). In November 1997, the Company repaid all of the outstanding borrowings under the Senior Credit Facility with a portion of the proceeds from the issuance of its 10 5/8% Senior Discount Notes (as discussed below). Upon the merger of CTC into CCI in January 1998, CCI became the primary borrower under the Senior Credit Facility. In December 1998, the Company again repaid all of the outstanding borrowings under the Senior Credit Facility with a portion of the proceeds from the issuance of its 12 3/4% Senior Exchangeable Preferred Stock (see Note 8). As of December 31, 1999, approximately $19,250,000 of borrowings was available under the Senior Credit Facility, of which $5,000,000 was available for letters of credit. There were no letters of credit outstanding as of December 31, 1999.

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

   The Senior Credit Facility is secured by substantially all of the assets of CCI and the Company's pledge of the capital stock of CCI and its subsidiaries. In addition, the Senior Credit Facility is guaranteed by the Company.
Borrowings under the Senior Credit Facility bear interest at a rate per annum, at the Company's election, equal to the bank's prime rate plus 1.5% or a Eurodollar interbank offered rate (LIBOR) plus 3.25% (10.00% and 9.43%, respectively, at December 31, 1999). The interest rate margins may be reduced by up to 2.25% (non-cumulatively) based on a financial test, determined quarterly. As of December 31, 1999, the financial test permitted a reduction of 1.125% in the interest rate margin for prime rate borrowings and 1.625% in the interest rate margin for LIBOR borrowings. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Senior Credit Facility requires CCI to maintain certain financial covenants and places restrictions on CCI's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   CCUK Credit Facility
   CCUK has a credit agreement with a syndicate of banks (as amended, the "CCUK Credit Facility"). In June 1999, the CCUK Credit Facility was amended to (1) increase the available borrowings to (Pounds)150,000,000 (approximately $242,250,000) and (2) extend the maturity date to June 2006. The amended facility comprises (1) a seven year (Pounds)100,000,000 (approximately $161,500,000) revolving loan facility which converts into a term loan facility on the third anniversary of the amendment date and (2) a seven year (Pounds)50,000,000 (approximately $80,750,000) revolving loan facility. Available borrowings under the CCUK Credit Facility are generally to be used to finance capital expenditures and for working capital and general corporate purposes. As of December 31, 1999, unused borrowing availability under the CCUK Credit Facility amounted to approximately (Pounds)65,000,000 (approximately $104,975,000).

   In June 2002, the amount drawn under the (Pounds)100,000,000 revolving loan facility is converted into a term loan facility and is amortized in equal semi-annual installments on June 30 and December 31 of each year, with the final installment being due in June 2006. The (Pounds)50,000,000 revolving loan facility expires in June 2006. Under certain circumstances, CCUK may be required to make principal prepayments from the proceeds of certain asset sales.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The CCUK Credit Facility is secured by substantially all of CCUK's assets. Borrowings under the CCUK Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 1.5% (approximately 7.08% at December 31, 1999). The interest rate margin may be reduced by up to 0.875% (non-cumulatively) based on a financial test. Interest is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The CCUK Credit Facility requires CCUK to maintain certain financial covenants and places restrictions on CCUK's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

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

   On March 31, 1999, Crown Atlantic borrowed $180,000,000 under the Crown Atlantic Credit Facility to fund a portion of the cash payment to BAM (see Note
2). As of December 31, 1999, approximately $70,000,000 of borrowings was available under the Crown Atlantic Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of December 31, 1999.

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

   The Crown Atlantic Credit Facility is secured by a pledge of the membership interest in Crown Atlantic and a security interest in Crown Atlantic's tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic's election, equal to the bank's prime rate plus 1.25% or a Eurodollar interbank offered rate (LIBOR) plus 2.75% (9.75% and 8.93%, respectively, at December 31, 1999). The interest rate margins may be reduced by up to 1.75% (non-cumulatively) based on a financial test, determined quarterly. As of December 31, 1999, the financial test permitted no reduction in the interest rate margin for prime rate borrowings or LIBOR borrowings. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   9% Guaranteed Bonds due 2007 ("CCUK Bonds")
   CCUK has issued (Pounds)125,000,000 (approximately $201,875,000) aggregate principal amount of the CCUK Bonds. Interest payments on the CCUK Bonds are due annually on each March 30. The maturity date of the CCUK Bonds is March 30, 2007. The CCUK Bonds are stated net of unamortized discount.

   The CCUK Bonds are redeemable, at the option of CCUK, in whole or in part at any time, at the greater of their principal amount and such a price as will provide a gross redemption yield 0.5% per annum above the gross redemption yield on the benchmark gilt plus, in either case, accrued and unpaid interest. Under certain

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES circumstances, each holder of the CCUK Bonds has the right to require CCUK to repurchase all or a portion of such holder's CCUK Bonds at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest.

   The CCUK Bonds are guaranteed by CCUK; however, they are unsecured and effectively subordinate to the outstanding borrowings under the CCUK Credit Facility. The trust deed governing the CCUK Bonds places restrictions on CCUK's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, dispose of assets and undertake transactions with affiliates.

   10 5/8% Senior Discount Notes due 2007 (the "10 5/8% Discount Notes")

   On November 25, 1997, the Company issued $251,000,000 aggregate principal amount (at maturity) of the 10 5/8% Discount Notes for proceeds of $150,010,000 (net of original issue discount). The Company used a portion of the proceeds from the sale of the 10 5/8% Discount Notes to (1) repay all of the outstanding borrowings, including accrued interest thereon, under the Senior Credit Facility; (2) repay the promissory notes payable, including accrued interest thereon, to the former stockholders of TEA (see Note 2); (3) repay certain indebtedness, including accrued interest thereon, from a prior acquisition; and
(4) repay outstanding installment debt assumed in connection with the Crown acquisition (see Note 2).

   The 10 5/8% Discount Notes will not pay any interest until May 15, 2003, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. The maturity date of the 10 5/8% Discount Notes is November 15, 2007. The 10 5/8% Discount Notes are net of unamortized discount of $82,901,000 and $64,566,000 at December 31, 1998 and 1999,
respectively.

   The 10 5/8% Discount Notes are redeemable at the option of the Company, in whole or in part, on or after November 15, 2002 at a price of 105.313% of the principal amount plus accrued interest. The redemption price is reduced annually until November 15, 2005, after which time the 10 5/8% Discount Notes are redeemable at par. Prior to November 15, 2000, the Company may redeem up to 35% of the aggregate principal amount of the 10 5/8% Discount Notes, at a price of 110.625% of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   10 3/8% Senior Discount Notes due 2011 (the "10 3/8% Discount Notes") and
    9% Senior Notes due 2011 (the "9% Senior Notes")

   On May 12, 1999, the Company issued (1) $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Discount Notes for proceeds of $292,644,000 (net of original issue discount of $198,305,000 and after underwriting discounts of $9,051,000) and (2) $180,000,000 aggregate principal amount of its 9% Senior Notes for proceeds of $174,600,000 (after underwriting discounts of $5,400,000). The Company used a portion of the proceeds from the sale of these securities to repay $100,000,000 in outstanding borrowings, including accrued interest thereon, under a term loan credit facility in connection with the BellSouth and Powertel transactions (see Note 2). The remaining proceeds are being used to pay the remaining purchase price for such transactions, to fund the initial interest payments on the 9% Senior Notes and for general corporate purposes.

   The 10 3/8% Discount Notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Senior Notes are due on each May 15 and November 15, commencing on November 15, 1999. The maturity date of the 10 3/8% Discount Notes and the 9% Senior Notes is May 15, 2011. The 10 3/8% Discount Notes are net of unamortized discount of $178,716,000 at December 31, 1999.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The 10 3/8% Discount Notes and the 9% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after May 15, 2004 at prices of 105.187% and 104.5%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until May 15, 2007, after which time the 10 3/8% Discount Notes and the 9% Senior Notes are redeemable at par. Prior to May 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 10 3/8% Discount Notes and the 9% Senior Notes, at prices of 110.375% and 109%, respectively, of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   11 1/4% Senior Discount Notes due 2011 (the "11 1/4% Discount Notes") and 9 1/2% Senior Notes due 2011 (the "9 1/2% Senior Notes")

   On July 27, 1999, the Company issued (1) $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Discount Notes for proceeds of $147,501,000 (net of original issue discount of $109,489,000 and after underwriting discounts of $3,010,000) and (2) $125,000,000 aggregate principal amount of its 9 1/2% Senior Notes for proceeds of $122,500,000 (after underwriting discounts of $2,500,000) (collectively, the "July Offerings"). The proceeds from the sale of these securities are being used to pay the purchase price for the BellSouth DCS transaction (see Note 2), to fund the initial interest payments on the 9 1/2% Senior Notes and for general corporate purposes.

   The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Senior Notes are due on each February 1 and August 1, commencing on February 1, 2000. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes is August 1, 2011. The 11 1/4% Discount Notes are net of unamortized discount of $102,530,000 at December 31, 1999.

   The 11 1/4% Discount Notes and the 9 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2004 at prices of 105.625% and 104.75%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until August 1, 2007, after which time the 11 1/4% Discount Notes and the 9 1/2% Senior Notes are redeemable at par. Prior to August 1, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes, at prices of 111.25% and 109.5%, respectively, of the accreted value thereof, with the net cash proceeds from a public offering of the Company's common stock.

   Structural Subordination of the Debt Securities

   The 10 5/8% Discount Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes and the 9 1/2% Senior Notes (collectively, the "Debt Securities") are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the Senior Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds. The indentures governing the Debt Securities (the "Indentures") place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 1999, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indentures.

   Reporting Requirements Under the Indentures Governing the Company's Debt Securities and the Certificate of Designations Governing the Company's 12 3/4% Senior Exchangeable Preferred Stock (the "Certificate")
   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

   Upon consummation of the share exchange with CCUK's shareholders (see Note
2), which increased the Company's ownership interest in CCUK to 80%, the Company designated CCUK as an Unrestricted Subsidiary. In addition, the Company has designated Crown Atlantic as an Unrestricted Subsidiary (see Note 2). Prior to these transactions, the Company did not have any Unrestricted Subsidiaries. Summarized financial information for (1) the Company and its Restricted Subsidiaries; and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                                    December 31, 1999
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted     Unrestricted   Consolidation    Consolidated
                                               Subsidiaries    Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)

Cash and cash equivalents......................  $  494,724     $   54,604       $      --      $  549,328
Other current assets...........................      59,106         53,611              --         112,717
Property and equipment, net....................   1,350,610      1,117,491              --       2,468,101
Escrow deposit for acquisition.................      50,000             --              --          50,000
Investments in Unrestricted Subsidiaries.......     991,261             --        (991,261)             --
Goodwill and other intangible assets, net......     132,553        463,594              --         596,147
Other assets, net..............................      48,578         11,779              --          60,357
                                                 ----------     ----------       ---------      ----------
                                                 $3,126,832     $1,701,079       $(991,261)     $3,836,650
                                                 ==========     ==========       =========      ==========

Current liabilities............................  $   49,905     $   81,376       $      --      $  131,281
Long-term debt.................................   1,033,188        509,155              --       1,542,343
Other liabilities..............................       3,069         63,995              --          67,064
Minority interests.............................          --         55,292              --          55,292
Redeemable preferred stock.....................     422,923             --              --         422,923
Stockholders' equity...........................   1,617,747        991,261        (991,261)      1,617,747
                                                 ----------     ----------       ---------      ----------
                                                 $3,126,832     $1,701,079       $(991,261)     $3,836,650
                                                 ==========     ==========       =========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                    Three Months Ended December 31, 1999                  Year Ended December 31, 1999
                                ---------------------------------------------     --------------------------------------------
                                 Company and                                      Company and
                                 Restricted      Unrestricted    Consolidated      Restricted     Unrestricted        Consolidated
                                 Subsidiaries     Subsidiaries        Total        Subsidiaries     Subsidiaries        Total
                                 -------------   -------------   -------------    -------------   -------------      -------------
                                                                     (In thousands of dollars)
Net revenues....................... $ 40,694        $ 73,502        $114,196        $104,177        $241,582           $ 345,759
Costs of operations
 (exclusive of depreciation
 and amortization).................   17,327          34,534          51,861          42,737         114,011             156,748
General and administrative.........   10,578           3,169          13,747          33,052          10,771              43,823
Corporate development..............    1,181              88           1,269           4,584             819               5,403
Restructuring charges..............    3,831              --           3,831           5,645              --               5,645
Non-cash compensation charges......      340             161             501           1,404             769               2,173
Depreciation and amortization......   16,251          24,486          40,737          42,354          87,752             130,106
                                    --------        --------        --------        --------        --------            ---------
Operating income (loss)............   (8,814)         11,064           2,250         (25,599)         27,460               1,861
Interest and other income
 (expense).........................    4,339             590           4,929           9,934           7,797              17,731
Interest expense and
 amortization of deferred
 financing costs...................  (25,891)        (12,669)        (38,560)        (70,341)        (40,567)           (110,908)
Provision for income taxes.........       (7)             --              (7)           (275)             --                (275)
Minority interests.................       --          (1,569)         (1,569)             --          (2,756)             (2,756)
Cumulative effect of change
 in accounting principle for
 costs of start-up activities......       --              --              --          (2,414)             --              (2,414)
                                    --------        --------        --------        --------        --------            ---------
Net loss........................... $(30,373)       $ (2,584)       $(32,957)       $(88,695)       $ (8,066)          $ (96,761)
                                    ========        ========        ========        ========        ========            =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the "1997 and 1998 Securities") and
(2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes and the 9 1/2% Senior Notes (the "1999 Securities"):

                                                                               1997 and 1998       1999
                                                                                 Securities     Securities
                                                                               --------------   -----------
                                                                                (In thousands of dollars)
                                                                                       (Unaudited)
Tower Cash Flow, for the three months ended December 31, 1999...................... $ 12,339      $ 12,339
                                                                                    ========      ========
Consolidated Cash Flow, for the twelve months ended December 31, 1999.............. $ 23,804      $ 28,388
Less: Tower Cash Flow, for the twelve months ended December 31, 1999...............  (33,022)      (33,022)
Plus: four times Tower Cash Flow, for the three months ended December 31,
 1999..............................................................................   49,356        49,356
                                                                                    --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended December 31,
 1999.............................................................................. $ 40,138      $ 44,722
                                                                                    ========      ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Restricted Net Assets of Subsidiaries
   Under the terms of the Senior Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. For CCI, the amount of such dividends is limited to (1) $6,000,000 per year until October 31, 2002, and $33,000,000 per year thereafter; and (2) an amount to pay income taxes attributable to the Company's Restricted Subsidiaries. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $1,003,701,000 at December 31, 1999.

   Interest Rate Swap Agreements
   The Company had an interest rate swap agreement in connection with amounts borrowed under the Senior Credit Facility which terminated on February 24, 1999. The Company paid a fixed rate of 6.28% on the notional amount and received a floating rate based on LIBOR. This agreement effectively changed the interest rate on $17,925,000 of borrowings under the Senior Credit Facility from a floating rate to a fixed rate of 6.28% plus the applicable margin.

   In April 1999, the Company entered into an interest rate swap agreement in connection with amounts borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement has an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. The Company pays a fixed rate of 5.79% on the notional amount and receives a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin. The Company does not believe there is any significant exposure to credit risk due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company's loss would be limited to any unfavorable interest rate differential.

6. INCOME TAXES

   The provision for income taxes consists of the following:

                            Years Ended December 31,
                         -----------------------------
                            1997    1998    1999
                            -----   -----   -----
                          (In thousands of dollars)
Current:
 State..................   $  --   $ 365   $  55
 Puerto Rico............      49       9      --
 Foreign................      --      --     220
                           -----   -----   -----
                           $  49   $ 374   $ 275
                           =====   =====   =====

   A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                   Years Ended December 31,
                                                              -----------------------------------
                                                                1997         1998         1999
                                                              ---------   ----------   ----------
                                                                  (In thousands of dollars)
Benefit for income taxes at statutory rate...................  $(4,044)    $(12,154)    $(31,047)
Depreciation on basis difference in joint venture............       --           --        1,012
Amortization of intangible assets............................      478          604          770
Stock-based compensation.....................................       --        2,844          477
State and foreign taxes, net of federal tax benefit..........       --          247          182
Expenses for which no federal tax benefit was recognized.....       28          151          152
Acquisition costs............................................       --         (675)          34
Puerto Rico taxes............................................       49            9           --
Foreign earnings not subject to tax..........................       --         (584)        (781)
Changes in valuation allowances..............................    3,650        9,944       29,451
Other........................................................     (112)         (12)          25
                                                               -------     --------     --------
                                                               $    49     $    374     $    275
                                                               =======     ========     ========

   The components of the net deferred income tax assets and liabilities are as follows:

                                                    December 31,
                                              ------------------------
                                                 1998         1999
                                              ----------   -----------
                                                 (In thousands of
                                                     dollars)
Deferred income tax liabilities:
 Property and equipment...................... $   6,045      $ 30,055
 Other.......................................        84            14
                                               --------      --------
   Total deferred income tax liabilities.....     6,129        30,069
                                               --------      --------

Deferred income tax assets:
 Net operating loss carryforwards............    19,071        76,826
 Noncompete agreement........................       464           348
 Intangible assets...........................       351           264
 Puerto Rico losses..........................        --           238
 Accrued liabilities.........................        68            68
 Receivables allowance.......................        41            55
 Other.......................................        45            45
 Valuation allowances........................   (13,911)      (47,775)
                                               --------      --------
   Total deferred income tax assets, net.....     6,129        30,069
                                               --------      --------
Net deferred income tax liabilities.......... $     --       $     --
                                              =========    ==========

   Valuation allowances of $13,911,000 and $47,775,000 were recognized to offset net deferred income tax assets as of December 31, 1998 and 1999, respectively.

   At December 31, 1999, the Company has net operating loss carryforwards of approximately $225,959,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2010 through 2019. The utilization of the loss carryforwards is subject to certain limitations.

7. MINORITY INTERESTS

   Minority interests represent the minority shareholder's 20% interest in CCUK and the minority partner's 38.5% interest in Crown Atlantic.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

8.    REDEEMABLE PREFERRED STOCK

   Redeemable preferred stock ($.01 par value, 10,000,000 shares authorized) consists of the following:

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        1998        1999
                                                                                     ----------   ---------
                                                                                    (In thousands of dollars)

12 3/4% Senior Exchangeable Preferred Stock; shares issued:
 December 31, 1998 - 200,000 and December 31, 1999 - 226,745 (stated at
  mandatory redemption and aggregate liquidation value)..........................       $201,063     $227,950
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
 December 31, 1998 - none and December 31, 1999 - 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate
  liquidation value of $200,000).................................................             --      194,973
                                                                                        --------     --------
                                                                                        $201,063     $422,923
                                                                                        ========     ========

   Exchangeable Preferred Stock
   On December 16, 1998, the Company issued 200,000 shares of its 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the "Exchangeable Preferred Stock") at a price of $1,000 per share (the liquidation preference per share). The net proceeds received by the Company from the sale of such shares amounted to approximately $193,000,000 (after underwriting discounts of $7,000,000 but before other expenses of the offering, which amounted to approximately $8,059,000). A portion of the net proceeds was used to repay outstanding borrowings under the Senior Credit Facility of $73,750,000, and the remaining net proceeds were used to pay a portion of the purchase price for the Crown Atlantic transaction (see Note 2).

   The holders of the Exchangeable Preferred Stock are entitled to receive cumulative dividends at the rate of 12 3/4% per share, compounded quarterly on each March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 1999. On or before December 15, 2003, the Company has the option to pay dividends in cash or in additional shares of Exchangeable Preferred Stock. After December 15, 2003, dividends are payable only in cash.

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

   The Company's obligations with respect to the Exchangeable Preferred Stock are subordinate to all indebtedness of the Company (including the Debt Securities), and are effectively subordinate to all debt and liabilities of the Company's subsidiaries (including the Senior Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds). The certificate of designations governing the Exchangeable Preferred Stock places restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Convertible Preferred Stock
   On November 19, 1999, the Company issued 200,000 shares of its 8 1/4% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation ("GECC"). The Company received net proceeds of approximately $191,500,000 (after structuring and underwriting fees of $8,500,000 but before other expenses of the transaction). The net proceeds will be used to pay a portion of the purchase price for the GTE joint venture (see Note 2).

   GECC will be entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 1999. The Company will have the option to pay dividends in cash or in shares of its Common Stock having a current market value equal to the stated dividend amount. GECC also received warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time for a period of five years following the issue date.

   The Company is required to redeem all outstanding shares of the Convertible Preferred Stock on March 31, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. On or after October 1, 2002, the shares are redeemable at the option of the Company, in whole or in part, at a price of 104.125% of the liquidation preference. The redemption price is reduced on an annual basis until October 1, 2005, at which time the shares are redeemable at the liquidation preference. The shares of Convertible Preferred Stock are convertible, at the option of GECC, in whole or in part at any time, into shares of the Company's Common Stock at a conversion price of $26.875 per share of Common Stock.

   The Company's obligations with respect to the Convertible Preferred Stock are subordinate to all indebtedness and the Exchangeable Preferred Stock of the Company, and are effectively subordinate to all debt and liabilities of the Company's subsidiaries. The certificate of designations governing the Convertible Preferred Stock places restrictions on the Company similar to those imposed by the Company's Debt Securities and the Exchangeable Preferred Stock.

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

   The purchasers of the Senior Preferred Stock were also issued warrants to purchase an aggregate 1,314,990 shares of the Company's common stock at an exercise price of $7.50 per share (subject to adjustment in the

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES event of an underwritten public offering of the Company's common stock). The warrants are exercisable, in whole or in part, at any time until August and October of 2007. At the date of issuance of the warrants, the Company believes that the exercise price represented the estimated fair value of the common stock on that date. As such, the Company has not assigned any value to the warrants in its consolidated financial statements.

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

   In February and April of 1997, the Company issued 3,529,832 shares of its Series C Preferred Stock at a price of $21.00 per share. The net proceeds received by the Company from the sale of the Series C Preferred Stock amounted to approximately $74,024,000. A portion of this amount was used to purchase the ownership interest in CCUK (see Note 4).

9.    STOCKHOLDERS' EQUITY

   Common Stock
   On May 12, 1999, the Company sold shares of its common stock and debt securities in concurrent underwritten public offerings (collectively, the "May Offerings") (see Note 5). The Company sold 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000). The Company had granted the underwriters for the May Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000). The proceeds from the May Offerings are being used to pay the remaining purchase price for the BellSouth and Powertel transactions, to fund the initial interest payments on the 9% Senior Notes and for general corporate purposes.

   On June 15, 1999, the Company sold shares of its common stock to a subsidiary of TeleDiffusion de France International S.A. ("TdF") pursuant to TdF's preemptive rights related to two recent acquisitions. The Company sold 5,395,539 shares at $12.63 per share and 125,066 shares at $13.00 per share.
The aggregate proceeds of approximately $69,772,000 will be used for general corporate purposes.

   On July 20, 1999, the Company sold shares of its common stock to a subsidiary of TdF pursuant to TdF's preemptive rights related to the May Offerings. The Company sold 8,351,791 shares at $16.80 per share. The aggregate proceeds of approximately $140,310,000 will be used for general corporate purposes.

   On August 18, 1998, the Company consummated its initial public offering of common stock at a price to the public of $13.00 per share (the "IPO"). The Company sold 12,320,000 shares of its common stock and received proceeds of $151,043,000 (after underwriting discounts of $9,117,000 but before other expenses of the IPO, which amounted to approximately $4,116,000). The net proceeds from the IPO were used to pay a portion of the purchase price for the Crown Atlantic transaction (see Note 2).

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In anticipation of the IPO, the Company (1) amended and restated the 1995 Stock Option Plan to, among other things, authorize the issuance of up to 18,000,000 shares of common stock pursuant to awards made thereunder; and (2) approved an amendment to its certificate of incorporation to increase the number of authorized shares of common and preferred stock to 690,000,000 shares and 10,000,000 shares, respectively, and to effect a five-for-one stock split for the shares of common stock then outstanding. The effect of the stock split has been presented retroactively in the Company's consolidated financial statements for all periods presented.

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

   Class A Common Stock
   Upon consummation of the share exchange agreement with CCUK's shareholders (see Note 2), TdF received all of the currently outstanding shares of the Company's Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of its holder at any time, into one share of Common Stock. The holder of the Class A Common Stock is entitled to one vote per share on all matters presented to a vote of the Company's shareholders, except with respect to the election of directors. The holder of the Class A Common Stock, voting as a separate class, has the right to elect up to two members of the Company's Board of Directors. The shares of Class A Common Stock also provide certain governance and anti-dilutive rights.

   Compensation Charges Related to Stock Option Grants
   During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the IPO and the remaining options for 1,426,250 shares will vest at 20% per year over five years, beginning one year from the date of grant. In addition, the Company has assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a newly-elected director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CCUK's shareholders and at prices substantially below the price to the public in the IPO, the Company has recorded a non-cash compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the IPO. Such compensation charge will total approximately $18,400,000, of which approximately $10,600,000 was recognized upon consummation of the IPO (for such options and shares which vested upon consummation of the IPO), and the remaining $7,800,000 is being recognized over five years (approximately $1,600,000 per year) through the second quarter of 2003. An additional $1,600,000 in non-cash compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CCUK's management prior to the consummation of the share exchange.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Stock Options
   In 1995, the Company adopted the Crown Castle International Corp. 1995 Stock Option Plan (as amended, the "1995 Stock Option Plan"). Up to 28,000,000 shares of the Company's common stock have been reserved for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These options generally vest over periods of up to five years from the date of grant (as determined by the Company's Board of Directors) and have a maximum term of 10 years from the date of grant.

   Upon consummation of the share exchange agreement with CCUK's shareholders (see Note 2), the Company adopted each of the various CCUK stock option plans. All outstanding options to purchase shares of CCUK under such plans have been converted into options to purchase shares of the Company's common stock. Up to 4,392,451 shares of the Company's common stock were reserved for awards granted under the CCUK plans, and these options generally vest over periods of up to three years from the date of grant.

   A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 1997, 1998 and 1999:

                                      1997                      1998                      1999
                            ----------------------     ----------------------    -----------------------
                                        Weighted-                  Weighted-                   Weighted-
                                         Average                    Average                     Average
                            Number of    Exercise     Number of    Exercise      Number of      Exercise
                              Shares      Price        Shares       Price          Shares        Price
                            ----------  -----------   -----------   ---------    ---------     ---------
Options outstanding at
 beginning of year......    1,050,000        $0.89    3,694,375       $ 4.69   16,585,197       $ 7.06
Options granted.........    3,042,500         5.46    9,024,720        10.02    4,661,649        18.68
Options outstanding
 under CCUK stock
 option plans...........           --           --    4,367,202         2.74           --           --
Options exercised.......     (363,125)        0.53     (216,650)        4.89   (1,482,066)        5.82
Options forfeited.......      (35,000)        1.20     (284,450)        5.72     (538,704)        9.17
                            ---------                ----------                ----------
Options outstanding at
 end of year............    3,694,375         4.69   16,585,197         7.06   19,226,076         9.89
                            =========                ==========                ==========
Options exercisable at
 end of year............      728,875         2.49    7,615,649         4.75   11,590,217         8.14
                            =========                ==========                ==========


   In August 1998, certain outstanding options became fully or partially vested upon consummation of the IPO. A summary of options outstanding as of December 31, 1999 is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                            Weighted-
                                             Average
                              Number of      Remaining         Number of
       Exercise                 Options     Contractual          Options
        Prices                Outstanding      Life            Exercisable
-----------------------       -----------    -----------       -----------
$  -0-     to    $ 1.60           729,107     6.0 years           644,415
  2.31     to      3.90         3,541,171     6.8 years         1,977,850
  4.01     to      5.97         1,616,592     7.7 years         1,535,925
  7.50     to      7.77         4,789,021     8.3 years         3,244,029
 10.04     to     12.50           436,418     8.9 years            93,084
                  13.00         3,415,000     8.6 years         3,415,000
 15.13     to     17.63         1,286,000     9.7 years            25,000
 18.00     to     19.94         2,003,822     9.3 years           546,986
 20.06     to     22.28         1,289,111     9.2 years           107,928
 23.69     to     25.62           119,834     9.5 years                --
                                ---------                       ---------
                               19,226,076                      11,590,217
                               ===========                     ===========

   The weighted-average fair value of options granted during the years ended December 31, 1997, 1998 and 1999 was $1.30, $4.54 and $6.76, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options (the minimum value method was used prior to the IPO):

                                   Years Ended December 31,
                             ------------------------------------
                                1997         1998         1999
                             ----------   ----------   ----------
Risk-free interest rate.....       6.1%        5.38%        5.41%
Expected life............... 4.5 years    3.6 years    4.9 years
Expected volatility.........         0%    0% to 30%         30 %
Expected dividend yield.....         0%           0%          0 %

   The exercise prices for options granted during the years ended December 31, 1997 and 1999 were equal to or in excess of the estimated fair value of the Company's common stock at the date of grant. As such, no compensation cost was recognized for stock options during those years (see Note 1 and "Compensation Charges Related to Stock Option Grants"). If compensation cost had been recognized for stock options based on their fair value at the date of grant, the Company's pro forma net loss for the years ended December 31, 1997, 1998 and 1999 would have been $12,586,000 ($2.37 per share), $75,660,000 ($1.91 per share) and $113,633,000 ($1.08 per share), respectively. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

   Shares Reserved For Issuance
   At December 31, 1999, the Company had the following shares reserved for future issuance:

Common Stock:
 Class A Common Stock............................................. 11,340,000
 Shares of CCUK stock which are convertible into common stock..... 17,443,500
 Convertible Preferred Stock......................................  7,441,860
 Stock option plans............................................... 30,330,610
 Warrants.........................................................  2,194,990
                                                                   ----------
                                                                   68,750,960
                                                                   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS

   The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Depending on the plan, employees may elect to contribute up to 15% of their eligible compensation. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $98,000, $197,000 and $836,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

   CCUK has a defined benefit plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. The net periodic pension cost attributable to this plan for the four months ended December 31, 1998 and the year ended December 31, 1999 was $1,115,000 and $3,592,000, respectively. As of December 31, 1998 and 1999, (1) the projected benefit obligation amounted to $15,298,000 and $18,169,000, respectively; (2) the fair value of the plan's assets amounted to $15,848,000 and $22,449,000, respectively; and (3) the prepaid pension cost attributable to this plan amounted to $1,704,000 and $1,454,000, respectively.

11.  RELATED PARTY TRANSACTIONS

   Included in other receivables at December 31, 1998 and 1999 are amounts due from employees of the Company totaling $368,000 and $312,000, respectively.

12.  COMMITMENTS AND CONTINGENCIES

   At December 31, 1999, minimum rental commitments under operating leases are as follows: years ending December 31, 2000 - $70,477,000; 2001 - $67,261,000;
2002 - $61,770,000; 2003 - $54,625,000; 2004 - $49,111,000; thereafter -
$233,217,000. Rental expense for operating leases was $1,712,000, $9,620,000 and $47,300,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

13.  OPERATING SEGMENTS AND CONCENTRATIONS OF CREDIT RISK

   Operating Segments
   The Company's reportable operating segments for 1999 are (1) the domestic operations other than Crown Atlantic ("CCUSA"); (2) the United Kingdom operations of CCUK; and (3) the operations of Crown Atlantic. Financial results for the Company are reported to management and the Board of Directors in this manner, and much of the Company's current debt financing is structured along these geographic and organizational lines. See Note 1 for a description of the primary revenue sources from these segments.

   As discussed in Note 2, CCUK's and Crown Atlantic's results of operations are included in the Company's consolidated financial statements beginning in 1998 and 1999, respectively. Prior to that time, the domestic operations of CCUSA represented the Company's only reportable segment.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Total assets for the Company's operating segments are determined based on the separate consolidated balance sheets for CCUSA, CCUK and Crown Atlantic. The results of operations and financial position for CCUK reflect appropriate adjustments for their presentation in accordance with generally accepted accounting principles in the United States. The financial results for the Company's operating segments are as follows:

                                                                 Year Ended December 31, 1999
                                          -------------------------------------------------------------------
                                                                                  Corporate
                                                                        Crown       Office        Consolidated
                                             CCUSA          CCUK       Atlantic    and Other        Total
                                          ------------   ----------   ----------  -------------    ----------
                                                              (In thousands of dollars)
Net revenues:
 Site rental and broadcast...............  $   58,293     $171,981     $ 37,620    $     --       $  267,894
  transmission
 Network services and other..............      44,413       21,713       10,268        1,471          77,865
                                           ----------     --------     --------     --------      ----------
                                              102,706      193,694       47,888        1,471         345,759
                                           ----------     --------     --------     --------      ----------
Costs of operations (exclusive of
 depreciation and amortization)..........      41,648       93,058       20,953        1,089         156,748
General and administrative...............      27,988        5,625        5,146        5,064          43,823
Corporate development....................          --          819           --        4,584           5,403
                                           ----------     --------     --------     --------      ----------
EBITDA...................................      33,070       94,192       21,789       (9,266)        139,785
Restructuring charges....................       5,645           --           --           --           5,645
Non-cash compensation charges............          67          769           --        1,337           2,173
Depreciation and amortization............      41,174       63,597       24,155        1,180         130,106
                                           ----------     --------     --------     --------      ----------
Operating income (loss)..................     (13,816)      29,826       (2,366)     (11,783)          1,861
Interest and other income (expense)......        (155)         377        4,577       12,932          17,731
Interest expense and amortization of
 deferred financing costs................      (4,119)     (28,334)     (12,233)     (66,222)       (110,908)
Provision for income taxes...............         (56)          --           --         (219)           (275)
Minority interests.......................          --       (3,835)       1,079           --          (2,756)
Cumulative effect of change in
 accounting principle for costs of
 start-up activities.....................      (2,014)          --           --         (400)         (2,414)
                                           ----------     --------     --------     --------      ----------
Net loss.................................  $  (20,160)    $ (1,966)    $ (8,943)    $(65,692)     $  (96,761)
                                           ==========     ========     ========     ========      ==========
Capital expenditures.....................  $  118,961     $150,562     $ 23,287     $    991      $  293,801
                                           ==========     ========     ========     ========      ==========
Total assets (at year end)...............  $1,544,969     $989,060     $712,019     $590,602      $3,836,650
                                           ==========     ========     ========     ========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES


                                                                     Year Ended December 31, 1998
                                                        ----------------------------------------------------
                                                                                   Corporate
                                                                                     Office        Consolidated
                                                          CCUSA         CCUK        and Other         Total
                                                        ----------   ----------   -------------     ----------
                                                                     (In thousands of dollars)
Net revenues:
 Site rental and broadcast transmission................  $ 22,541     $ 52,487    $  --          $   75,028
 Network services and other............................    31,471        5,568        1,011          38,050
                                                         --------     --------     --------      ----------
                                                           54,012       58,055        1,011         113,078
                                                         --------     --------     --------      ----------
Costs of operations (exclusive of depreciation and
 amortization).........................................    23,076       24,372          370          47,818
General and administrative.............................    17,929        2,418        3,224          23,571
Corporate development..................................        --           --        4,625           4,625
                                                         --------     --------     --------      ----------
EBITDA.................................................    13,007       31,265       (7,208)         37,064
Non-cash compensation charges..........................       132        2,851        9,775          12,758
Depreciation and amortization..........................    16,202       20,318          719          37,239
                                                         --------     --------     --------      ----------
Operating income (loss)................................    (3,327)       8,096      (17,702)        (12,933)
Equity in earnings of unconsolidated affiliate.........        --           --        2,055           2,055
Interest and other income (expense)....................      (253)         294        4,179           4,220
Interest expense and amortization of deferred..........    (4,476)      (7,362)     (17,251)        (29,089)
 financing costs
Provision for income taxes.............................      (374)          --           --            (374)
Minority interests.....................................        --       (1,654)          --          (1,654)
                                                         --------     --------     --------      ----------
Net loss...............................................  $ (8,430)    $   (626)    $(28,719)     $  (37,775)
                                                         ========     ========     ========      ==========
Capital expenditures...................................  $ 84,911     $ 50,224     $  3,624      $  138,759
                                                         ========     ========     ========      ==========
Total assets (at year end).............................  $332,555     $887,938     $302,737      $1,523,230
                                                         ========     ========     ========      ==========

                                                                           Year Ended December 31, 1997
                                                                      --------------------------------------
                                                                                   Corporate
                                                                                    Office          Consolidated
                                                                        CCUSA      and Other           Total
                                                                      ---------    -------------     ----------
                                                                            (In thousands of dollars)
Net revenues:
 Site rental and broadcast transmission..............................  $11,010    $  --            $ 11,010
 Network services and other..........................................   20,066          329          20,395
                                                                       -------      -------        --------
                                                                        31,076          329          31,405
                                                                       -------      -------        --------
Costs of operations (exclusive of depreciation and amortization).....   15,350           --          15,350
General and administrative...........................................    6,675          149           6,824
Corporate development................................................    1,864        3,867           5,731
                                                                       -------      -------        --------
EBITDA...............................................................    7,187       (3,687)          3,500
Depreciation and amortization........................................    6,925           27           6,952
                                                                       -------      -------        --------
Operating income (loss)..............................................      262       (3,714)         (3,452)
Equity in losses of unconsolidated affiliate.........................       --       (1,138)         (1,138)
Interest and other income (expense)..................................      (77)       2,028           1,951
Interest expense and amortization of deferred financing costs........   (4,660)      (4,594)         (9,254)
Provision for income taxes...........................................       --          (49)            (49)
                                                                       -------      -------        --------
Net loss.............................................................  $(4,475)     $(7,467)       $(11,942)
                                                                       =======      =======        ========
Capital expenditures.................................................  $17,200      $   835        $ 18,035
                                                                       =======      =======        ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Geographic Information
   A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

                                          Years Ended December 31,
                                      --------------------------------
                                        1997       1998        1999
                                      --------   ---------   ---------
                                         (In thousands of dollars)
United States........................  $29,076    $ 51,807    $147,679
Puerto Rico..........................    2,329       2,470       2,915
                                       -------    --------    --------
 Total domestic operations...........   31,405      54,277     150,594
                                       -------    --------    --------
United Kingdom.......................       --      58,055     193,655
Other foreign countries..............       --         746       1,510
                                       -------    --------    --------
 Total for all foreign countries.....       --      58,801     195,165
                                       -------    --------    --------
                                       $31,405    $113,078    $345,759
                                       =======    ========    ========

   A summary of long-lived assets by country of location is as follows:

                                            December 31,
                                      -------------------------
                                         1998          1999
                                      -----------   -----------
                                      (In thousands of dollars)
United States......................... $  310,953    $2,220,468
Puerto Rico...........................     14,473        21,191
                                       ----------    ----------
 Total domestic operations............    325,426     2,241,659
                                       ----------    ----------
United Kingdom........................    855,560       925,424
Other foreign countries...............        128         7,522
                                       ----------    ----------
 Total for all foreign countries......    855,688       932,946
                                       ----------    ----------
                                       $1,181,114    $3,174,605
                                       ==========    ==========

   Major Customers
   For the years ended December 31, 1997, 1998 and 1999, CCUSA had revenues from a single customer amounting to $5,998,000, $14,168,000 and $16,872,000, respectively. For the years ended December 31, 1998 and 1999, consolidated net revenues include $33,044,000 and $97,520,000, respectively, from a single customer of CCUK.

   Concentrations of Credit Risk
   Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

   The Company derives the largest portion of its revenues from customers in the wireless telecommunications industry. In addition, the Company has concentrations of operations in certain geographic areas (including the United Kingdom and various regions in the United States). The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers. Historically, the Company has not incurred any significant credit related losses.

14. RESTRUCTURING CHARGES

   In connection with the formation of Crown Atlantic (see Note 2), the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. Coincident

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES with the restructuring, the Company incurred one-time charges of $1,814,000 related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space. At December 31, 1999, other accrued liabilities includes $331,000 related to these charges.

   The Company completed a restructuring of its TeleStructures, Inc. operations in December 1999. The objective of this restructuring was to reduce the size of the TeleStructures, Inc. staff to a level which could be justified by its current operating volume. In connection with this restructuring, the Company incurred one-time charges totaling $3,831,000 related to severance payments for the staff reductions, the recognition of an impairment loss for the remaining goodwill from the acquisition (see Note 2) and other related costs. At December 31, 1999, other accrued liabilities includes $1,309,000 related to these charges.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Summary quarterly financial information for the years ended December 31, 1998 and 1999 is as follows:

                                                                    Three Months Ended
                                                   ----------------------------------------------------
                                                   March 31     June 30    September 30    December 31
                                                   ---------   ---------   -------------   ------------
                                                   (In thousands of dollars, except per share amounts)
1998:
 Net revenues....................................  $ 11,837    $ 11,530        $ 28,894       $ 60,817
 Operating income (loss).........................    (2,494)     (2,197)        (12,006)         3,764
 Net loss........................................    (6,606)     (6,426)        (17,444)        (7,299)
 Loss per common share--basic and diluted........     (0.79)      (0.78)          (0.33)         (0.09)

1999:
 Net revenues....................................  $ 55,109    $ 77,527        $ 98,927       $114,196
 Operating income (loss).........................    (1,715)      1,124             202          2,250
 Loss before cumulative effect of change in
  accounting principle...........................   (13,473)    (20,850)        (27,067)       (32,957)
 Cumulative effect of change in accounting
  principle......................................    (2,414)         --              --             --
 Net loss........................................   (15,887)    (20,850)        (27,067)       (32,957)
 Per common share - basic and diluted:
   Loss before cumulative effect of change in
    accounting principle.........................     (0.21)      (0.22)          (0.23)         (0.27)
   Cumulative effect of change in accounting
    principle....................................     (0.03)         --              --             --
   Net loss......................................     (0.24)      (0.22)          (0.23)         (0.27)


16.      SUBSEQUENT EVENTS (UNAUDITED)

         Crown Castle GT
   On January 31, 2000, the formation of Crown Castle GT took place with the first closing of towers (see Note 2). The Company contributed $223,870,000 in cash to Crown Castle GT, and GTE contributed 637 towers in exchange for a cash distribution of $198,870,000 from Crown Castle GT.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   BellSouth and BellSouth DCS
   On February 2, 2000, the Company closed on an additional 90 of the BellSouth towers (see Note 2). In connection with this closing, the Company paid $20,437,000 in cash and issued 441,925 shares of its common stock. On the same date, the Company closed on an additional 26 of the BellSouth DCS towers (see
Note 2). In connection with this closing, the Company paid $10,662,000 in cash.

   Crown Castle Australia Limited ("CCAL")
   In March 2000, CCAL (a 66.7% owned subsidiary of the Company) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus. The total purchase price for the towers will be approximately $135,000,000 in cash (Australian $220,000,000), and the purchase is expected to close in the second quarter of 2000. The Company will account for its investment in CCAL as a purchase of tower assets, and will include CCAL's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to the purchase date.

   Bank Credit Facility
   In March 2000, a subsidiary of the Company entered into a credit agreement with a syndicate of banks (the "2000 Credit Facility") which consists of two term loan facilities and a revolving line of credit aggregating $1,200,000,000. Available borrowings under the 2000 Credit Facility are generally to be used for the construction and purchase of towers and for general corporate purposes of CCUSA, Crown Castle GT and CCAL. The amount of available borrowings will be determined based on the current financial performance (as defined) of those subsidiaries' assets. In addition, up to $25,000,000 of borrowing availability under the 2000 Credit Facility can be used for letters of credit. The 2000 Credit Facility is secured by substantially all of the assets of CCUSA and CCAL, and the Company's pledge of the capital stock of those subsidiaries and Crown Castle GT. In addition, the 2000 Credit Facility is guaranteed by CCIC. The 2000 Credit Facility requires the borrowers to maintain certain financial covenants and includes restrictive covenants similar to those in the Senior Credit Facility (see Note 5).

   On March 15, 2000, the Company used $83,375,000 in borrowings under the 2000 Credit Facility to repay outstanding borrowings and accrued interest under the Senior Credit Facility. The net proceeds from $316,625,000 in additional borrowing will be used to fund a portion of the purchase price for Crown Castle GT and for general corporate purposes. In the first quarter of 2000, CCI will record an extraordinary loss of approximately $1,653,000 consisting of the write-off of unamortized deferred financing costs related to the Senior Credit Facility.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required to be furnished pursuant to this item will be set forth in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required to be furnished pursuant to this item will be set forth in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required to be furnished pursuant to this item will be set forth in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required to be furnished pursuant to this item will be set forth in the 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)  FINANCIAL STATEMENTS:

      The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 56.

   (a)(2) FINANCIAL STATEMENT SCHEDULE:

      Schedule I--Condensed Financial Information of Registrant follows this
 Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

   (a)(3)  EXHIBITS:

      The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

   (b)   REPORTS ON FORM 8-K:

      During the fourth quarter of 1999 we filed the following Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K dated September 14, 1999 and filed with the SEC on October 12, 1999 reporting (1) under Item 5 thereof the execution of an agreement with GECC under which GECC has agreed to purchase shares of the Company's Convertible Preferred Stock, and (2) under Item 7 thereof certain pro forma financial statements for the Company.

      The Registrant filed a Current Report on Form 8-K dated November 7, 1999 and filed with the SEC on November 12, 1999 reporting under Item 5 thereof the execution of an agreement to form a joint venture with GTE.

      The Registrant filed a Current Report on Form 8-K dated November 19, 1999 and filed with the SEC on December 13, 1999 reporting under Item 5 thereof the sale of the Company's Convertible Preferred Stock to GECC.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
  Crown Castle International Corp.:

Under date of February 22, 2000, we reported on the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 1999 as contained in the annual report on Form 10-K for the year ended 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      KPMG LLP

Houston, Texas
February 22, 2000

                        CROWN CASTLE INTERNATIONAL CORP.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         BALANCE SHEET (UNCONSOLIDATED)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                          December 31,
                                                                                   ---------------------------
                                                                                       1998           1999
                                                                                   ------------   ------------
             ASSETS
Current assets:
 Cash and cash equivalents........................................................  $   37,907     $  489,886
 Receivables and other current assets.............................................         957            982
 Advances to subsidiaries, net....................................................      13,711         98,020
                                                                                    ----------     ----------
    Total current assets..........................................................      52,575        588,888
Property and equipment, net of accumulated depreciation of $875 and $2,053 at
 December 31, 1998 and 1999, respectively.........................................       4,255          4,040
Escrow deposit for acquisition....................................................          --         50,000
Investment in subsidiaries........................................................   1,041,788      2,334,508
Deferred financing costs and other assets, net of accumulated amortization of
 $814 and $2,609 at December 31, 1998 and 1999, respectively......................       9,485         44,668
                                                                                    ----------     ----------
                                                                                    $1,108,103     $3,022,104
                                                                                    ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and other accrued liabilities...................................  $    1,379     $    4,339
 Accrued interest.................................................................          --          6,907
                                                                                    ----------     ----------
    Total current liabilities.....................................................       1,379         11,246
Long-term debt....................................................................     168,099        970,188
                                                                                    ----------     ----------
    Total liabilities.............................................................     169,478        981,434
                                                                                    ----------     ----------
Redeemable preferred stock, $.01 par value; 10,000,000 shares authorized:
 12 3/4% Senior Exchangeable Preferred Stock; shares issued: December 31,
  1998 - 200,000 and December 31, 1999 - 226,745 (stated at mandatory
  redemption and aggregate liquidation value).....................................     201,063        227,950
 8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
  December 31, 1998 - none and December 31, 1999 - 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate
  liquidation value of $200,000)..................................................          --        194,973
                                                                                    ----------     ----------
    Total redeemable preferred stock..............................................     201,063        422,923
                                                                                    ----------     ----------
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized:
   Common Stock; shares issued: December 31, 1998 - 83,123,873 and
    December 31, 1999 - 146,074,905...............................................         831          1,461
   Class A Common Stock; shares issued: 11,340,000................................         113            113
 Additional paid-in capital.......................................................     795,153      1,805,053
 Cumulative foreign currency translation adjustment...............................       1,690         (3,013)
 Accumulated deficit..............................................................     (60,225)      (185,867)
                                                                                    ----------     ----------
      Total stockholders' equity..................................................     737,562      1,617,747
                                                                                    ----------     ----------
                                                                                    $1,108,103     $3,022,104
                                                                                    ==========     ==========

    See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)
                           (IN THOUSANDS OF DOLLARS)


                                                                            Years Ended December 31,
                                                                      -------------------------------------
                                                                         1997         1998         1999
                                                                      ----------   ----------   -----------
Other revenues....................................................     $    329     $    399    $      --
Interest and other income (expense)...............................        2,028        1,354        12,852
General and administrative expenses...............................         (149)      (2,975)       (5,002)
Corporate development expenses....................................       (3,867)      (4,404)       (4,579)
Non-cash compensation charges.....................................           --       (9,775)       (1,337)
Depreciation and amortization.....................................          (27)        (720)       (1,178)
Interest expense and amortization of deferred financing costs.....       (4,594)     (17,251)      (66,222)
                                                                       --------     --------     ---------
Loss before income taxes, equity in earnings (losses) of
 subsidiaries and unconsolidated affiliate and cumulative effect
 of change in accounting principle................................       (6,280)     (33,372)      (65,466)
Provision for income taxes........................................          (49)          --            --
Equity in earnings (losses) of subsidiaries.......................       (4,475)      (6,458)      (30,985)
Equity in earnings (losses) of unconsolidated affiliate...........       (1,138)       2,055            --
                                                                       --------     --------     ---------
Loss before cumulative effect of change in accounting principle...      (11,942)     (37,775)      (96,451)
Cumulative effect of change in accounting principle for costs of
 start-up activities..............................................           --           --          (310)
                                                                        --------     --------     ---------
Net loss..........................................................      (11,942)     (37,775)      (96,761)
Dividends on preferred stock......................................       (2,199)      (5,411)      (28,881)
                                                                       --------     --------     ---------
Net loss after deduction of dividends on preferred stock..........     $(14,141)    $(43,186)    $(125,642)
                                                                       ========     ========     =========

    See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF CASH FLOWS (UNCONSOLIDATED)
                           (IN THOUSANDS OF DOLLARS)

                                                                               Years Ended December 31,
                                                                        --------------------------------------
                                                                           1997         1998          1999
                                                                        ----------   ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.............................................................. $ (11,942)   $ (37,775)   $   (96,761)
 Adjustments to reconcile net loss to net cash used for operating activities:
   Amortization of deferred financing costs and discounts on long-
    term debt..........................................................     1,652       17,251         46,703
   Equity in losses of subsidiaries....................................     4,475        6,458         30,985
   Non-cash compensation charges.......................................        --        9,775          1,337
   Depreciation and amortization.......................................        27          720          1,178
   Cumulative effect of change in accounting principle.................        --           --            310
   Equity in losses (earnings) of unconsolidated affiliate.............     1,138       (2,055)            --
   Increase in accrued interest........................................        --           --          6,907
   Increase (decrease) in accounts payable and other accrued
    liabilities........................................................      (103)       1,352          2,273
   Decrease (increase) in receivables and other assets.................       551       (1,413)       (10,052)
                                                                        ---------    ---------    -----------
    Net cash used for operating activities.............................    (4,202)      (5,687)       (17,120)
                                                                        ---------    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in subsidiaries............................................   (89,989)    (332,065)      (930,082)
 Net advances to subsidiaries..........................................    (2,223)     (11,100)       (84,309)
 Escrow deposit for acquisition........................................        --           --        (50,000)
 Capital expenditures..................................................      (835)      (3,624)          (963)
 Sale of (investments in) affiliates...................................   (59,487)          --            739
                                                                        ---------    ---------    -----------
    Net cash used for investing activities.............................  (152,534)    (346,789)    (1,064,615)
                                                                        ---------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of capital stock...............................   139,867      339,929        805,771
 Proceeds from issuance of long-term debt..............................   150,010           --        757,206
 Incurrence of financing costs.........................................    (5,908)      (1,755)       (28,025)
 Dividends on preferred stock..........................................        --           --         (1,238)
 Purchase of capital stock.............................................    (2,132)        (883)            --
 Principal payments on long-term debt..................................   (78,102)          --             --
                                                                        ---------    ---------    -----------
    Net cash provided by financing activities..........................   203,735      337,291      1,533,714
                                                                        ---------    ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................    46,999      (15,185)       451,979
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     6,093       53,092         37,907
                                                                        ---------    ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................... $  53,092    $  37,907    $   489,886
                                                                        =========    =========    ===========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
 Issuance of common stock in connection with acquisitions.............. $  57,189    $ 420,964    $   397,710
 Issuance of long-term debt in connection with acquisitions............    78,102           --             --
 Conversion of subsidiary's Convertible Secured Subordinated Notes
  to Series A Convertible Preferred Stock..............................     3,657           --             --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid......................................................... $   2,943    $      --    $    12,612
 Income taxes paid.....................................................        --           --             --

    See notes to consoldiated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                 NOTES TO FINANCIAL STATEMENTS (UNCONSOLIDATED)


1.    INVESTMENT IN SUBSIDIARIES

   The Company's investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting.
Under the terms of the Senior Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. For CCUSA, the amount of such dividends is limited to (1) $6,000,000 per year until October 31, 2002, and $33,000,000 per year thereafter; and (2) an amount to pay income taxes attributable to the Company's Restricted Subsidiaries. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $1,003,701,000 at December 31, 1999.

2.    LONG-TERM DEBT

   Long-term debt consists of the Company's Debt Securities.

3.    INCOME TAXES

   Income taxes reported in the accompanying unconsolidated financial statements are determined by computing income tax assets and liabilities on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts for the amounts recorded by the Company's subsidiaries on a separate tax return basis.

                               INDEX TO EXHIBITS
                                 Item 14(a)(3)

  Exhibit
    No.                            Description of Exhibit
  -------   -------------------------------------------------------------------
     ##2.1  Share Exchange Agreement among Castle Transmission Services
            (Holdings) Ltd., Crown Castle International Corp., TeleDiffusion de
            France International S.A., Digital Future Investments B.V. and
            certain shareholders of Castle Transmission Services (Holdings)
            Ltd. dated as of April 24, 1998
      *2.2  Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub
            LLC, and Crown Atlantic Holding Company LLC
     **2.3  Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.
     **2.4  Crown Atlantic Company LLC Operating Agreement entered into as of
            March 31, 1999 by and between Cellco Partnership, doing business as
            Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC
    ***2.5  Agreement to Sublease dated June 1, 1999 by and among BellSouth
            Mobility Inc., BellSouth Telecommunications Inc., The Transferring
            Entities, Crown Castle International Corp. and Crown Castle South
            Inc.
    ***2.6  Sublease dated June 1, 1999 by and among BellSouth Mobility Inc.,
            Certain BMI Affiliates, Crown Castle International Corp. and Crown
            Castle South Inc.
       2.7  Agreement to Sublease dated August 1, 1999 by and among BellSouth
            Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown
            Castle International Corp. and Crown Castle South Inc.
       2.8  Sublease dated August 1, 1999 by and among BellSouth Personal
            Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle
            International Corp. and Crown Castle South Inc.
  *****2.9  Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding
            Sub LLC, and Crown Castle GT Holding Company LLC
  *****2.10 Letter Agreement dated November 7, 1999 between GTE Wireless
            Incorporated and Crown Castle International Corp.
       2.11 Operating Agreement, dated January 31, 2000, by and between Crown
            Castle GT Corp. and affiliates of GTE Wireless Incorporated
    ###3.1  Restated Certificate of Incorporation of Crown Castle International
            Corp., dated August 21, 1998
    ###3.2  Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998
    ###3.3  Certificate of Designations, Preferences and Relative,
            Participating, Optional and other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 12 3/4%
            Senior Exchangeable Preferred Stock Due 2010 and 12 3/4% Series B
            Senior Exchangeable Preferred Stock Due 2010 of Crown Castle
            International Corp. filed with the Secretary of State of the State of Delaware on December 18, 1998
 ******3.4  Certificate of Designations, Preferences and Relative,
            Participating, Optional and Other Special Rights of Preferred Stock
            and Qualifications, Limitations and Restrictions thereof of Series
            A and Series B Cumulative Convertible Redeemable Preferred Stock of
            Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on November 19, 1999
      #4.1  Trust Deed related to (Pounds)125,000,000 9% Guaranteed Bonds Due
            2007 among Castle Transmission (Finance) PLC, as Issuer, Castle
            Transmission International Ltd. and Castle Transmission Services
            (Holdings) Ltd., as Guarantors, and The Law Debenture Trust
            Corporation p.l.c., as Trustee, dated May 21, 1997
      #4.2  First Supplemental Trust Deed related to (Pounds)125,000,000 9%
            Guaranteed Bonds Due 2007 among Castle Transmission (Finance) PLC, as Issuer, Castle Transmission International Ltd. and Castle
            Transmission Services (Holdings) Ltd., as Guarantors, and The Law
            Debenture Trust Corporation p.l.c., as Trustee, dated October 17,
            1997


                                      98

  Exhibit
    No.                            Description of Exhibit
  -------   -------------------------------------------------------------------
      #4.3  Indenture, dated as of November 25, 1997, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 10 5/8% Senior Discount Notes Due 2007
            (including exhibits)
      #4.4  Article Fourth of Certificate of Incorporation of Castle Tower
            Holding Corp. (included in Exhibit 3.1)
     ##4.5  Specimen Certificate of Common Stock
    ###4.6  Indenture, dated as of December 21, 1998, between Crown Castle
            International Corp. and the United States Trust Company of New
            York, as Trustee, relating to the 12 3/4% Senior Subordinated
            Exchange Debentures Due 2010 (including exhibits)
   ####4.7  Indenture, dated as of May 17, 1999, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 9% Senior Notes Due 2011 (including exhibits)
   ####4.8  Indenture, dated as of May 17, 1999, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 10 3/8% Senior Discount Notes Due 2011
            (including exhibits)
    ***4.9  Registration Rights Agreement dated June 1, 1999 between BellSouth
            Mobility Inc. and Crown Castle International Corp.
   ####4.10 Indenture, dated as of August 3, 1999, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 9 1/2% Senior Notes Due 2011 (including exhibits)
   ####4.11 Indenture, dated as of August 3, 1999, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 11 1/4% Senior Discount Notes Due 2011
            (including exhibits)
 ******4.12 Deposit Agreement among Crown Castle International Corp. and the
            United States Trust Company of New York dated November 19, 1999
 ******4.13 Registration Rights Agreement among Crown Castle International
            Corp., the United States Trust Company of New York and SFG-P INC.
            dated November 19, 1999
 ******4.14 Warrant Agreement between Crown Castle International Corp. and the
            United States Trust Company of New York dated November 19, 1999
    ##10.1  Site Sharing Agreement between National Transcommunications Limited and The British Broadcasting Corporation dated September 10, 1991
    ##10.2  Transmission Agreement between The British Broadcasting Corporation and Castle Transmission Services Limited dated February 27, 1997
     #10.3  Services Agreement between Castle Transmission International Ltd.
            (formerly known as Castle Transmission Services Ltd.) and Castle
            Tower Holding Corp. dated February 28, 1997
    ##10.4  Agreement for the Provision of Digital Terrestrial Television
            Distribution and Transmission Services between British Digital
            Broadcasting plc and Castle Transmission International Ltd. dated
            December 18, 1997
    ##10.5  Digital Terrestrial Television Transmission Agreement between The
            British Broadcasting Corporation and Castle Transmission
            International Ltd. dated February 10, 1998
    ##10.6  Contract between British Telecommunications PLC and Castle
            Transmission International Inc. for the Provision of Digital
            Terrestrial Television Network Distribution Service dated May 13,
            1998
    ##10.7  Amending Agreement between the British Broadcasting Corporation and
            Castle Transmission International Limited dated July 16, 1998
    ##10.8  Commitment Agreement between the British Broadcasting Corporation,
            Castle Tower Holding Corp., TeleDiffusion de France International
            S.A. and TeleDiffusion de France S.A.
   ###10.9  Amended and Restated Services Agreement between Castle Transmission
            International Limited and TeleDiffusion de France S.A. dated August
            1998
    **10.10 Global Lease Agreement dated March 31, 1999 between Crown Atlantic
            Company LLC and Cellco Partnership, doing business as Bell Atlantic
            Mobile



                                      99

  Exhibit
    No.                           Description of Exhibit
  -------  --------------------------------------------------------------------
   **10.11 Master Build to Suit Agreement dated March 31, 1999 between Cellco
           Partnership, doing business as BellAtlantic Mobile, and Crown
           Atlantic Company LLC
  ***10.12 Agreement to Build to Suit dated June 1, 1999 by and among BellSouth
           Mobility Inc., Crown Castle International Corp. and Crown Castle
           South Inc.
    #10.13 Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)
   ##10.14 Crown Castle International Corp. 1995 Stock Option Plan (Fourth
           Restatement)
   ##10.15 Castle Transmission Services (Holdings) Ltd. All Employee Share
           Option Scheme dated as of January 23, 1998
   ##10.16 Rules of the Castle Transmission Services (Holdings) Ltd. Bonus
           Share Plan
  ###10.17 Employee Benefit Trust between Castle Transmission Services
           (Holdings) Ltd. and Castle Transmission (Trustees) Limited
   ##10.18 Castle Transmission Services (Holdings) Ltd. Unapproved Share Option
           Scheme dated as of January 23, 1998
   ##10.19 Deed of Grant of Option between Castle Transmission Series
           (Holdings) Ltd. and George Reese dated January 23, 1998
   ##10.20 Deed of Grant of Option between Castle Transmission Services
           (Holdings) Ltd. and David Ivy dated January 23, 1998
   ##10.21 Deed of Grant of Option between Castle Transmission Services
           (Holdings) Ltd. and David Ivy dated April 23, 1998
   ##10.22 Deed of Grant of Option between Castle Transmission Services
           (Holdings) Ltd. and Ted B. Miller, Jr., dated April 23, 1998
   ##10.23 Deed of Grant of Option between Castle Transmission Services
           (Holdings) Ltd. and Ted B. Miller, Jr., dated January 23, 1998
   ##10.24 Agreement among Castle Transmission Services (Holdings) Ltd.,
           Digital Future Investments B.V., Berkshire Partners LLC and certain shareholders of Castle Transmission Services (Holdings) Ltd. for the
           sale and purchase of certain shares of Castle Transmission Services
           (Holdings) Ltd., for the amendment of the Shareholders Agreement in respect of Castle Transmission Services (Holdings) Ltd. and for the
           granting of certain options dated April 24, 1998
  ###10.25 Governance Agreement among Crown Castle International Corp.,
           TeleDiffusion de France International S.A. and Digital Future
           Investments B.V., dated as of August 21, 1998
 ****10.26 Supplemental Agreement to the Governance Agreement among Crown
           Castle International Corp., TeleDiffusion de France International
           S.A., Digital Future Investments B.V., dated May 17, 1999
  ###10.27 Form of Severance Agreement entered into between Crown Castle
           International Corp. and Ted Miller, George Reese, John Gwyn, Charles
           Green, Alan Rees, Blake Hawk and David Ivy
  ###10.28 Shareholders Agreement among Crown Castle International Corp.,
           TeleDiffusion de France International S.A. and Castle Transmission
           Services (Holdings) Limited dated August 1998
  ###10.29 Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of
           August 21, 1998 as amended by Amendment No. 1, dated as of the 12th day of November, 1998
    +10.30 Amendment Number Three, dated as of August 11, 1999, to the
           Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of
           August 21, 1998
    +10.31 Amendment Number Four, dated as of October 1, 1999, to the
           Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of
           August 21, 1998
  ###10.32 Rights Agreement dated as of August 21, 1998, between Crown Castle
           International Corp. and ChaseMellon Shareholder Services L.L.C.
   **10.33 Amendment No. 1 to Rights Agreement dated March 31, 1999, between
           Crown Castle International Corp. and ChaseMellon Shareholder
           Services L.L.C.



                                      100

 Exhibit
   No.                           Description of Exhibit
 ------- ----------------------------------------------------------------------
 **10.34 Loan Agreement dated as of March 31, 1999 by and among Crown Atlantic
         HoldCo Sub LLC, as the Borrower, Key Corporate Capital Inc., as Agent,
         and the Financial Institutions listed therein
   10.35 Amendment to Loan Amendment Agreement, dated June 18, 1999, by and among Castle Transmission International Ltd., Castle Transmission
         Services (Holdings) Ltd., Millennium Communications Limited and the
         various banks and lenders listed as parties hereto.
   10.36 Credit Agreement dated as of March 15, 2000 among Crown Castle
         Operating Company, Crown Castle International Corp., The Chase
         Manhattan Bank, Credit Suisse First Boston Corporation, Key Corporate
         Capital Inc. and The Bank of Nova Scotia, as Agents, and the several
         Lenders which are parties thereto
   10.37 Amendment to Loan Amendment Agreement dated December 23, 1999 by and among Castle Transmission International, Ltd., Castle Transmission
         Services (Holdings) Ltd, Millennium Communications Limited and the
         various banks and lenders listed as parties thereto.
   11    Statement re: Computation of Per Share Earnings
   12    Computation of Ratios of Earnings to Fixed Charges and Earnings to
         Combined Fixed Charges and Preferred Stock Dividends
   21    Subsidiaries of Crown Castle International Corp.
   23    Consent of KPMG LLP
   27    Financial Data Schedule

--------
     # Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
    ## Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
     * Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
    ** Incorporated by reference to the exhibit previously filed by the
       Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999. ### Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
   *** Incorporated by reference to the exhibit previously filed by the
       Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999. **** Incorporated by reference to the exhibit previously filed by the
       Registrant on Form 8-K (Registration No. 0-24737) dated July 22, 1999.
     + Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) dated September 30, 1999.
  #### Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-87765).
 ***** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
****** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 19, 1999.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.


                                      CROWN CASTLE INTERNATIONAL CORP.

                                    By:   /s/ Charles C. Green, III
                                       ----------------------------------
                                              Charles C. Green, III
                                           Executive Vice President and
                                              Chief Financial Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 29th day of March, 2000.

           Signature                                    Title
           ---------                                    -----

   /s/ Ted B. Miller, Jr.                    Chief Executive Officer and
-------------------------------                 Chairman of the Board
       Ted B. Miller, Jr.                   (Principal Executive Officer)


     /s/ David L. Ivy                         President and Director
-------------------------------
         David L. Ivy


   /s/ Charles C. Green III                 Executive Vice President and
-------------------------------                Chief Financial Officer
       Charles C. Green, III                (Principal Financial Officer)


   /s/ Wesley D. Cunningham                     Senior Vice President,
-------------------------------    Chief Accounting Officer and Corporate Controller
       Wesley D. Cunningham                 (Principal Accounting Officer)


      /s/ Carl Ferenbach                             Director
-------------------------------
          Carl Ferenbach


                                                     Director
-------------------------------
          Michel Azibert


                                                     Director
-------------------------------
          Bruno Chetaille


     /s/ J. Landis Martin                            Director
-------------------------------
        J. Landis Martin

           Signature                                    Title
           ---------                                    -----


      /s/ Randall A. Hack                            Director
---------------------------------
          Randall A. Hack


      /s/ Robert F. McKenzie                         Director
---------------------------------
          Robert F. McKenzie


      /s/ William A. Murphy                          Director
---------------------------------
          William A. Murphy


     /s/ Jeffrey H. Schutz                           Director
---------------------------------
         Jeffrey H. Schutz


     /s/ Edward C. Hutcheson, Jr.                    Director
---------------------------------
         Edward C. Hutcheson, Jr.


     /s/ William D. Strittmatter                     Director
---------------------------------
         William D. Strittmatter