Form 10-Q
period 2000-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2000-05-11
CIK 1051470

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000


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

   Yes  [X]   No  [_]

          Number of shares of common stock outstanding at May 1, 2000:
                           Common Stock - 154,326,984
                       Class A Common Stock - 11,340,000

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX


                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheet at December 31, 1999 and March 31, 2000............................  3
   Consolidated Statement of Operations and Comprehensive Loss for the three months ended
    March 31, 1999 and 2000......................................................................  4
   Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 2000.......  5
   Condensed Notes to Consolidated Financial Statements..........................................  6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations................................................................................. 15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................. 23

PART II - OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds.............................................. 24

 Item 6.  Exhibits and Reports on Form 8-K....................................................... 24

 Signatures...................................................................................... 25

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                    December 31,     March 31,
                                                                                        1999           2000
                                                                                    ----------     ----------
                                                                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.........................................................  $  549,328     $  509,505
 Receivables:
   Trade, net of allowance for doubtful accounts of $3,218 and $4,756 at
    December 31, 1999 and March 31, 2000, respectively.............................      74,290         87,991
   Other...........................................................................       4,327             50
 Inventories.......................................................................      19,178         24,948
 Prepaid expenses and other current assets.........................................      14,922         12,897
                                                                                     ----------     ----------
    Total current assets...........................................................     662,045        635,391
Property and equipment, net of accumulated depreciation of $119,473 and
 $155,556 at December 31, 1999 and March 31, 2000, respectively....................   2,468,101      2,851,855
Escrow deposit for acquisition.....................................................      50,000         50,000
Goodwill and other intangible assets, net of accumulated amortization of
 $53,437 and $61,887 at December 31, 1999 and March 31, 2000, respectively.........     596,147        595,166
Deferred financing costs and other assets, net of accumulated amortization of
 $4,245 and $4,458 at December 31, 1999 and March 31, 2000, respectively...........      60,357         80,100
                                                                                     ----------     ----------
                                                                                     $3,836,650     $4,212,512
                                                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................................  $   45,998     $   43,640
 Accrued interest..................................................................      20,912          9,273
 Accrued compensation and related benefits.........................................       4,005          4,918
 Deferred rental revenues and other accrued liabilities............................      60,366         85,633
                                                                                     ----------     ----------
    Total current liabilities......................................................     131,281        143,464
Long-term debt.....................................................................   1,542,343      1,892,566
Other liabilities..................................................................      67,064         75,250
                                                                                     ----------     ----------
    Total liabilities..............................................................   1,740,688      2,111,280
                                                                                     ----------     ----------
Commitments and contingencies
Minority interests.................................................................      55,292         74,529
Redeemable preferred stock.........................................................     422,923        430,291
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized:
   Common Stock; shares issued: December 31, 1999 - 146,074,905 and
    March 31, 2000 - 148,813,270...................................................       1,461          1,488
   Class A Common Stock; shares issued: 11,340,000.................................         113            113
 Additional paid-in capital........................................................   1,805,053      1,831,119
 Cumulative foreign currency translation adjustment................................      (3,013)        (5,393)
 Accumulated deficit...............................................................    (185,867)      (230,915)
                                                                                     ----------     ----------
    Total stockholders' equity.....................................................   1,617,747      1,596,412
                                                                                     ----------     ----------
                                                                                     $3,836,650     $4,212,512
                                                                                     ==========     ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                        1999         2000
                                                                                      --------     --------
Net revenues:
 Site rental and broadcast transmission.............................................. $ 45,326     $ 93,741
 Network services and other..........................................................    9,783       30,503
                                                                                      --------     --------
                                                                                        55,109      124,244
                                                                                      --------     --------
Operating expenses:
 Costs of operations (exclusive of depreciation and amortization):
   Site rental and broadcast transmission............................................   18,527       40,287
   Network services and other........................................................    6,982       15,901
 General and administrative..........................................................    8,304       14,853
 Corporate development...............................................................      874        2,071
 Restructuring charges...............................................................    1,814           --
 Non-cash compensation charges.......................................................      667          461
 Depreciation and amortization.......................................................   19,656       45,122
                                                                                      --------     --------
                                                                                        56,824      118,695
                                                                                      --------     --------
Operating income (loss)..............................................................   (1,715)       5,549
Other income (expense):
 Interest and other income (expense).................................................      340        5,704
 Interest expense and amortization of deferred financing costs.......................  (11,286)     (41,761)
                                                                                      --------     --------
Loss before income taxes, minority interests, extraordinary item and cumulative
 effect of change in accounting principle............................................  (12,661)     (30,508)
Provision for income taxes...........................................................     (127)         (11)
Minority interests...................................................................     (685)      (1,541)
                                                                                      --------     --------
Loss before extraordinary item and cumulative effect of change in accounting
 principle...........................................................................  (13,473)     (32,060)
Extraordinary item--loss on early extinguishment of debt.............................       --       (1,495)
Cumulative effect of change in accounting principle for costs of start-up
 activities..........................................................................   (2,414)          --
                                                                                      --------     --------
Net loss.............................................................................  (15,887)     (33,555)
Dividends on preferred stock.........................................................   (6,408)     (11,493)
                                                                                      --------     --------
Net loss after deduction of dividends on preferred stock............................. $(22,295)    $(45,048)
                                                                                      ========     ========
Net loss............................................................................. $(15,887)    $(33,555)
Other comprehensive income:
 Foreign currency translation adjustments............................................   (4,743)      (2,380)
                                                                                      --------     --------
Comprehensive loss................................................................... $(20,630)    $(35,935)
                                                                                      ========     ========
Per common share - basic and diluted:
 Loss before extraordinary item and cumulative effect of change in accounting
  principle.......................................................................... $  (0.21)    $  (0.27)
 Extraordinary item..................................................................       --        (0.01)
 Cumulative effect of change in accounting principle.................................    (0.03)          --
                                                                                      --------     --------
 Net loss............................................................................ $  (0.24)    $  (0.28)
                                                                                      ========     ========
Common shares outstanding - basic and diluted (in thousands).........................   94,732      158,566
                                                                                      ========     ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                            1999          2000
                                                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................................................ $ (15,887)   $ (33,555)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization.........................................................    19,656       45,122
   Amortization of deferred financing costs and discounts on long-term debt..............     4,920       19,139
   Minority interests....................................................................       685        1,541
   Extraordinary loss on early extinguishment of debt....................................        --        1,495
   Non-cash compensation charges.........................................................       667          461
   Cumulative effect of change in accounting principle...................................     2,414           --
   Changes in assets and liabilities, excluding the effects of acquisitions:
    Increase in deferred rental revenues and other liabilities...........................    46,046       38,026
    Increase in inventories, prepaid expenses and other assets...........................    (4,456)     (11,767)
    Decrease in accrued interest.........................................................   (14,457)     (11,541)
    Increase in receivables..............................................................    (1,363)      (9,842)
    Decrease in accounts payable.........................................................   (17,738)      (2,145)
                                                                                          ---------    ---------
      Net cash provided by operating activities..........................................    20,487       36,934
                                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses, net of cash acquired........................................  (204,845)    (287,363)
 Capital expenditures....................................................................   (76,363)    (110,427)
 Investments in affiliates...............................................................        --       (1,498)
                                                                                          ---------    ---------
      Net cash used for investing activities.............................................  (281,208)    (399,288)
                                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt................................................        --      400,000
 Net borrowings under revolving credit agreements........................................    64,679       19,000
 Proceeds from issuance of capital stock.................................................     1,835        6,845
 Principal payments on long-term debt....................................................        --      (82,000)
 Incurrence of financing costs...........................................................      (117)     (18,930)
                                                                                          ---------    ---------
      Net cash provided by financing activities..........................................    66,397      324,915
                                                                                          ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................................      (279)      (2,384)
                                                                                          ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS................................................  (194,603)     (39,823)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................   296,450      549,328
                                                                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................... $ 101,847    $ 509,505
                                                                                          =========    =========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Amounts recorded in connection with acquisitions:
   Fair value of net assets acquired, including goodwill and other intangible assets..... $ 653,029    $ 320,392
   Escrow deposits for acquisitions......................................................   100,000           --
   Issuance of long-term debt............................................................   280,000           --
   Minority interests....................................................................    14,330       18,289
   Issuance of common stock..............................................................   253,854       14,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid........................................................................... $  21,452    $  33,096
 Income taxes paid.......................................................................       104           23

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

   The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 1999, and related notes thereto, included in the Annual Report on Form 10-K (the "Form 10-K") filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 1999 and 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

2.    ACQUISITIONS

   Agreement With GTE Corporation ("GTE")

   On November 7, 1999, the Company entered into an agreement with GTE to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. The agreement contemplates that the transaction will be completed in multiple closings during 2000. On January 31, 2000, the formation of Crown Castle GT took place in connection with the first such closing of towers.
During the course of the multiple closings, (1) the Company will contribute an aggregate of approximately $825,000,000 (of which up to

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

$100,000,000 can be in shares of its common stock, with the balance in cash) in exchange for a majority ownership interest in Crown Castle GT, and (2) GTE will contribute approximately 2,300 towers in exchange for cash distributions aggregating approximately $800,000,000 (less any amount contributed in the form of the Company's common stock) from Crown Castle GT and a minority ownership interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE will receive (1) any shares of the Company's common stock contributed to Crown Castle GT and (2) a payment equal to approximately 11.4% of the fair market value of Crown Castle GT's other net assets; the Company will then receive the remaining assets and liabilities of Crown Castle GT. The Company is accounting for its investment in Crown Castle GT as a purchase of tower assets, and is including Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, the Company placed $50,000,000 into an escrow account. At the January 31, 2000 closing, the Company contributed $223,870,000 in cash to Crown Castle GT, and GTE contributed 637 towers in exchange for a cash distribution of $198,870,000 from Crown Castle GT. See Note 9.

   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth") and BellSouth DCS

   On February 2, 2000, the Company closed on an additional 90 of the BellSouth towers. In connection with this closing, the Company paid $20,437,000 in cash and issued 441,925 shares of its common stock. On the same date, the Company closed on an additional 26 of the BellSouth DCS towers. In connection with this closing, the Company paid $10,662,000 in cash. See Note 9.

3.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                                             December 31,    March 31,
                                                                 1999          2000
                                                             ------------    ---------
                                                             (In thousands of dollars)
2000 Credit Facility........................................ $         --    $  400,000
Senior Credit Facility......................................       63,000            --
CCUK Credit Facility........................................      133,456       131,778
Crown Atlantic Credit Facility..............................      180,000       180,000
9% Guaranteed Bonds due 2007................................      195,699       193,096
10 5/8% Senior Discount Notes due 2007, net of discount.....      186,434       191,321
10 3/8% Senior Discount Notes due 2011, net of discount.....      321,284       329,511
9% Senior Notes due 2011....................................      180,000       180,000
11 1/4% Senior Discount Notes due 2011, net of discount.....      157,470       161,860
9 1/2% Senior Notes due 2011................................      125,000       125,000
                                                               ----------    ----------
                                                               $1,542,343    $1,892,566
                                                               ==========    ==========

   2000 Credit Facility

   In March 2000, a subsidiary of the Company entered into a credit agreement with a syndicate of banks (the "2000 Credit Facility") which consists of two term loan facilities and a revolving line of credit aggregating $1,200,000,000. Available borrowings under the 2000 Credit Facility are generally to be used for the construction and purchase of towers and for general corporate purposes of CCUSA, Crown Castle GT and Crown Castle Australia Limited. The amount of available borrowings will be determined based on the current financial performance (as defined) of those subsidiaries' assets. In addition, up to $25,000,000 of borrowing availability under the 2000 Credit Facility can be used for letters of credit.

   On March 15, 2000, the Company used $83,375,000 in borrowings under one of the term loan facilities of the 2000 Credit Facility to repay outstanding borrowings and accrued interest under the Senior Credit Facility. The net proceeds from $316,625,000 in additional borrowing under this term loan facility are being used to fund

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES a portion of the purchase price for Crown Castle GT and for general corporate purposes (see Note 9). As of March 31, 2000, approximately $180,000,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of March 31, 2000. In the first quarter of 2000, CCI recorded an extraordinary loss of $1,495,000 consisting of the write-off of unamortized deferred financing costs related to the Senior Credit Facility.

   The amount of available borrowings under the 2000 Credit Facility's term loans and revolving line of credit will decrease by stated amounts at the end of each calendar quarter beginning on June 30, 2003. Any remaining borrowings under the term loan currently outstanding must be repaid on March 15, 2008. Any remaining borrowings under the other term loan and the revolving line of credit must be repaid on September 15, 2007. Under certain circumstances, the Company's subsidiaries may be required to make principal prepayments under the 2000 Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain borrowings.

   The 2000 Credit Facility is secured by substantially all of the assets of CCUSA and CCAL, and the Company's pledge of the capital stock of those subsidiaries and Crown Castle GT. In addition, the 2000 Credit Facility is guaranteed by CCIC. Borrowings under the 2000 Credit Facility bear interest at rates per annum, at the Company's election, equal to the bank's prime rate plus margins ranging from 1.75% to 2.00% or a Eurodollar interbank offered rate (LIBOR) plus margins ranging from 2.75% to 3.00%. The interest rate margins may be reduced by up to 1.00% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The 2000 Credit Facility requires the borrowers to maintain certain financial covenants and places restrictions on their ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                     March 31, 2000
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted    Unrestricted   Consolidation    Consolidated
                                               Subsidiaries   Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)
Cash and cash equivalents....................... $  475,007     $   34,498       $      --      $  509,505
Other current assets............................     61,248         64,638              --         125,886
Property and equipment, net.....................  1,706,949      1,144,906              --       2,851,855
Escrow deposit for acquisition..................     50,000             --              --          50,000
Investments in Unrestricted Subsidiaries........    999,931             --        (999,931)             --
Goodwill and other intangible assets, net.......    134,568        460,598              --         595,166
Other assets, net...............................     68,526         11,574              --          80,100
                                                 ----------     ----------       ---------      ----------
                                                 $3,496,229     $1,716,214       $(999,931)     $4,212,512
                                                 ==========     ==========       =========      ==========
Current liabilities............................. $   57,685     $   85,779       $      --      $  143,464
Long-term debt..................................  1,387,692        504,874              --       1,892,566
Other liabilities...............................      5,760         69,490              --          75,250
Minority interests..............................     18,389         56,140              --          74,529
Redeemable preferred stock......................    430,291             --              --         430,291
Stockholders' equity............................  1,596,412        999,931        (999,931)      1,596,412
                                                 ----------     ----------       ---------      ----------
                                                 $3,496,229     $1,716,214       $(999,931)     $4,212,512
                                                 ==========     ==========       =========      ==========

                                                                    Three Months Ended March 31, 2000
                                                              ---------------------------------------------
                                                               Company and
                                                               Restricted     Unrestricted    Consolidated
                                                              Subsidiaries    Subsidiaries        Total
                                                              -------------   -------------   -------------
                                                                            (In thousands of dollars)

Net revenues....................................................$ 49,459         $ 74,785       $124,244
Costs of operations (exclusive of depreciation and
 amortization)..................................................  19,432           36,756         56,188
General and administrative......................................  12,030            2,823         14,853
Corporate development...........................................   1,786              285          2,071
Non-cash compensation charges...................................     407               54            461
Depreciation and amortization...................................  21,450           23,672         45,122
                                                                --------         --------       --------
Operating income (loss).........................................  (5,646)          11,195          5,549
Interest and other income (expense).............................   5,048              656          5,704
Interest expense and amortization of deferred financing costs... (29,100)         (12,661)       (41,761)
Provision for income taxes......................................     (11)              --            (11)
Minority interests..............................................    (100)          (1,441)        (1,541)
Extraordinary item..............................................  (1,495)              --         (1,495)
                                                                --------         --------       --------
Net loss........................................................$(31,304)        $ (2,251)      $(33,555)
                                                                ========         ========       ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes and the 9 1/2% Senior Notes (the "1999 Securities"):

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                                     1997 and 1998       1999
                                                                                       Securities     Securities
                                                                                     --------------   -----------
                                                                                      (In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2000............................... $ 16,251      $ 16,251
                                                                                          ========      ========
Consolidated Cash Flow, for the twelve months ended March 31, 2000....................... $ 39,951      $ 45,480
Less: Tower Cash Flow, for the twelve months ended March 31, 2000........................  (45,175)      (45,175)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2000..............   65,004        65,004
                                                                                          --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2000.............. $ 59,780      $ 65,309
                                                                                          ========      ========

4. REDEEMABLE PREFERRED STOCK

   Redeemable preferred stock ($.01 par value, 10,000,000 shares authorized) consists of the following:

                                                                                         December 31,   March 31,
                                                                                            1999          2000
                                                                                          --------      --------
                                                                                          (In thousands of
                                                                                              dollars)

12 3/4% Senior Exchangeable Preferred Stock; shares issued:
 December 31, 1999 - 226,745 and March 31, 2000 - 233,973 (stated at
  mandatory redemption and aggregate liquidation value).................................. $227,950      $235,216
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
 200,000 (stated net of unamortized value of warrants; mandatory
  redemption and aggregate liquidation value of $200,000)................................  194,973       195,075
                                                                                          --------      --------
                                                                                          $422,923      $430,291
                                                                                          ========      ========

5. RESTRUCTURING CHARGES

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                               Three Months Ended
                                                                                   March 31,
                                                                            ------------------------
                                                                                1999         2000
                                                                              --------     --------
                                                                            (In thousands of dollars,
                                                                            except per share amounts)
Loss before extraordinary item and cumulative effect of change in
 accounting principle........................................................ $(13,473)    $(32,060)
Dividends on preferred stock.................................................   (6,408)     (11,493)
                                                                              --------     --------
Loss before extraordinary item and cumulative effect of change in accounting principle applicable to common stock for basic and diluted
 computations................................................................  (19,881)     (43,553)
Extraordinary item...........................................................       --       (1,495)
Cumulative effect of change in accounting principle..........................   (2,414)          --
                                                                              --------     --------
Net loss applicable to common stock for basic and diluted computations....... $(22,295)    $(45,048)
                                                                              ========     ========
Weighted-average number of common shares outstanding during the period
 for basic and diluted computations (in thousands)...........................    94,732      158,566
                                                                              =========     ========
Per common share - basic and diluted:
   Loss before extraordinary item and cumulative effect of change in
    accounting principle..................................................... $  (0.21)    $  (0.27)
   Extraordinary item........................................................       --        (0.01)
   Cumulative effect of change in accounting principle.......................    (0.03)          --
                                                                              --------     --------
   Net loss.................................................................. $  (0.24)    $  (0.28)
                                                                              ========     ========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of March 31, 2000: (1) options to purchase 19,452,770 shares of common stock at exercise prices ranging from $-0- to $33.25 per share, (2) warrants to purchase 835,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of Crown Castle UK Holdings Limited ("CCUK") stock which are convertible into 17,443,500 shares of common stock and (5) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

8. OPERATING SEGMENTS

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The financial results for the Company's operating segments are as follows:

                                                           Three Months Ended March 31, 2000
                                          -------------------------------------------------------------------
                                                                                   Corporate
                                                                        Crown        Office     Consolidated
                                             CCUSA          CCUK       Atlantic    and Other        Total
                                          ------------   ----------   ----------   ----------   -------------
                                                              (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission..........................   $   31,370     $ 48,579     $ 13,792    $  --          $   93,741
 Network services and other.............       18,055        6,546        5,868           34          30,503
                                           ----------     --------     --------     --------      ----------
                                               49,425       55,125       19,660           34         124,244
                                           ----------     --------     --------     --------      ----------
Costs of operations (exclusive of
 depreciation and amortization).........       19,383       27,934        8,822           49          56,188
General and administrative..............        9,980        1,026        1,797        2,050          14,853
Corporate development...................           --          285           --        1,786           2,071
                                           ----------     --------     --------     --------      ----------
EBITDA..................................       20,062       25,880        9,041       (3,851)         51,132
Non-cash compensation charges...........           67           54           --          340             461
Depreciation and amortization...........       21,154       15,553        8,119          296          45,122
                                           ----------     --------     --------     --------      ----------
Operating income (loss).................       (1,159)      10,273          922       (4,487)          5,549
Interest and other income (expense).....          776          185          471        4,272           5,704
Interest expense and amortization of
 deferred financing costs...............       (3,734)      (8,285)      (4,376)     (25,366)        (41,761)
Provision for income taxes..............          (11)          --           --           --             (11)
Minority interests......................         (100)      (1,303)        (138)          --          (1,541)
Extraordinary item......................       (1,495)          --           --           --          (1,495)
                                           ----------     --------     --------     --------      ----------
Net income (loss).......................   $   (5,723)    $    870     $ (3,121)    $(25,581)     $  (33,555)
                                           ==========     ========     ========     ========      ==========
Capital expenditures....................   $   66,941     $ 20,904     $ 22,235     $    347      $  110,427
                                           ==========     ========     ========     ========      ==========
Total assets (at period end)............   $2,135,195     $998,804     $717,410     $361,103      $4,212,512
                                           ==========     ========     ========     ========      ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                 Three Months Ended March 31, 1999
                                                         --------------------------------------------------
                                                                                 Corporate
                                                                                   Office     Consolidated
                                                           CCUSA       CCUK      and Other        Total
                                                         ---------   ---------   ----------   -------------
                                                                     (In thousands of dollars)
Net revenues:
 Site rental and broadcast transmission.................. $ 6,316     $39,010    $  --            $ 45,326
 Network services and other..............................   5,167       3,845          771           9,783
                                                          -------     -------      -------        --------
                                                           11,483      42,855          771          55,109
                                                          -------     -------      -------        --------
Costs of operations (exclusive of depreciation and
 amortization)...........................................   4,208      20,784          517          25,509
General and administrative...............................   5,294       1,680        1,330           8,304
Corporate development....................................      --          33          841             874
                                                          -------     -------      -------        --------
EBITDA...................................................   1,981      20,358       (1,917)         20,422
Restructuring charges....................................   1,814          --           --           1,814
Non-cash compensation charges............................      67         284          316             667
Depreciation and amortization............................   4,238      15,139          279          19,656
                                                          -------     -------      -------        --------
Operating income (loss)..................................  (4,138)      4,935       (2,512)         (1,715)
Interest and other income (expense)......................    (533)       (175)       1,048             340
Interest expense and amortization of deferred
 financing costs.........................................    (685)     (5,539)      (5,062)        (11,286)
Provision for income taxes...............................     (31)         --          (96)           (127)
Minority interests.......................................      --        (685)          --            (685)
Cumulative effect of change in accounting principle
 for costs of start-up activities........................  (2,014)         --         (400)         (2,414)
                                                          -------     -------      -------        --------
Net loss................................................. $(7,401)    $(1,464)     $(7,022)       $(15,887)
                                                          =======     =======      =======        ========
Capital expenditures..................................... $17,171     $58,805      $   387        $ 76,363
                                                          =======     =======      =======        ========

9. SUBSEQUENT EVENTS

   Crown Castle GT

   On April 3, 2000, the second closing of towers took place for Crown Castle GT. The Company contributed $479,671,000 in cash and 5,067,488 shares of its common stock to Crown Castle GT, and GTE contributed 1,607 towers in exchange for a cash distribution of $479,671,000 from Crown Castle GT. The funds in the escrow account (see Note 2) were used to pay $50,000,000 of the Company's cash contribution. A portion of the remaining cash contribution was financed with the net proceeds from borrowings under the Term Loans due 2011 (as discussed below).

   In addition to the approximately 2,300 towers to be contributed pursuant to the formation agreement, GTE has the right to contribute certain additional towers to Crown Castle GT, including towers acquired by GTE from Ameritech Corp. ("Ameritech"), on terms substantially similar to those in the formation agreement. In April 2000, the Company agreed with GTE that approximately 470 of the Ameritech towers would be contributed to Crown Castle GT. The consideration to GTE for these additional towers will be a cash distribution of approximately $162,500,000 and additional ownership interests in Crown Castle GT.

   Crown Castle Australia Limited ("CCAL")

   In March 2000, CCAL (a 66.7% owned subsidiary of the Company) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus ("Optus"). The total purchase price for the towers will be approximately $135,000,000 in cash (Australian $220,000,000). The Company is accounting for

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES its investment in CCAL as a purchase of tower assets, and will include CCAL's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. The Company contributed $90,786,000 in cash (Australian $147,500,000) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $95,710,000 (Australian $155,500,000) to Optus. The remaining portion of the purchase price is expected to be paid to Optus in the second quarter of 2000.

   Term Loans due 2011

   On April 3, 2000, the Company borrowed $400,000,000 under a term loan agreement with a group of lenders (the "Term Loans"). The net proceeds from this borrowing, which amounted to $395,875,000, were used to fund a portion of the cash contribution for the second closing of towers at Crown Castle GT (as discussed above). The Term Loans mature on March 31, 2011 and bear interest at an initial rate of LIBOR plus 3.75% per annum, with such interest rate increasing on a periodic basis. Interest is due at the end of the period for which such LIBOR rate is in effect. The Term Loans must be prepaid from the net proceeds of any future equity or debt securities sold by the Company.

   BellSouth and BellSouth DCS

   On April 20, 2000, the Company closed on an additional 90 of the BellSouth towers. In connection with this closing, the Company paid $20,518,000 in cash and issued 441,926 shares of its common stock. On the same date, the Company closed on an additional 32 of the BellSouth DCS towers. In connection with this closing, the Company paid $13,175,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our consolidated financial condition as of March 31, 2000 and our consolidated results of operations for the three-month periods ended March 31, 1999 and 2000. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 RESULTS OF OPERATIONS

   In March 1999, we completed the formation of Crown Atlantic. In June and December of 1999, we completed the acquisition of towers from Powertel. During 1999, we completed the substantial portions of the transactions with BellSouth and BellSouth DCS. Finally, in January 2000, the formation of Crown Castle GT took place with the first closing of towers. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition.
As such, our results of operations for the three months ended March 31, 1999 are not comparable to the results of operations for the three months ended March 31, 2000.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                                             Three Months Ended        Three Months Ended
                                                               March 31, 1999             March 31, 2000
                                                          ------------------------   -----------------------
                                                                       Percent of                 Percent of
                                                                           Net                        Net
                                                            Amount      Revenues       Amount      Revenues
                                                          ----------   -----------   ----------   -----------
                                                                            (Dollars in thousands)
Net revenues:
 Site rental and broadcast transmission................... $ 45,326         82.2%    $ 93,741          75.4%
 Network services and other...............................    9,783         17.8       30,503          24.6
                                                           --------       ------     --------        ------
    Total net revenues....................................   55,109        100.0      124,244         100.0
                                                           --------       ------     --------        ------
Operating expenses:
 Costs of operations:
   Site rental and broadcast transmission.................   18,527         40.9       40,287          43.0
   Network services and other.............................    6,982         71.4       15,901          52.1
                                                           --------                  --------
    Total costs of operations.............................   25,509         46.3       56,188          45.2
 General and administrative...............................    8,304         15.1       14,853          12.0
 Corporate development....................................      874          1.6        2,071           1.7
 Restructuring charges....................................    1,814          3.3           --            --
 Non-cash compensation charges............................      667          1.2          461           0.4
 Depreciation and amortization............................   19,656         35.6       45,122          36.3
                                                           --------       ------     --------        ------
Operating income (loss)...................................   (1,715)        (3.1)       5,549           4.4
Other income (expense):
 Interest and other income (expense)......................      340          0.6        5,704           4.6
Interest expense and amortization of deferred
 financing costs..........................................  (11,286)       (20.5)     (41,761)        (33.6)
                                                           --------       ------     --------        ------
Loss before income taxes, minority interests,
 extraordinary item and cumulative effect of change
 in accounting principle..................................  (12,661)       (23.0)     (30,508)        (24.6)
Provision for income taxes................................     (127)        (0.2)         (11)           --
Minority interests........................................     (685)        (1.2)      (1,541)         (1.2)
                                                           --------       ------     --------        ------
Loss before extraordinary item and cumulative effect
 of change in accounting principle........................  (13,473)       (24.4)     (32,060)        (25.8)
Extraordinary loss on early extinguishment of debt........       --           --       (1,495)         (1.2)
Cumulative effect of change in accounting principle
 for costs of start-up activities.........................   (2,414)        (4.4)          --            --
                                                           --------       ------     --------        ------
Net loss.................................................. $(15,887)      (28.8)%    $(33,555)       (27.0)%
                                                           ========       ======     ========        ======

   Comparison of Three Months Ended March 31, 2000 and 1999

   Consolidated revenues for the three months ended March 31, 2000 were $124.2 million, an increase of $69.1 million from the three months ended March 31, 1999. This increase was primarily attributable to:

   (1) a $48.4 million, or 106.8%, increase in site rental and broadcast transmission revenues, of which $9.6 million was attributable to CCUK, $13.8 million was attributable to Crown Atlantic and $25.0 million was attributable to CCUSA,

   (2) a $12.9 million increase in network services and other revenues from CCUSA,

   (3) a $2.7 million increase in network services and other revenues from CCUK, and

   (4) $5.9 million in network services and other revenues from Crown Atlantic.


   Costs of operations for the three months ended March 31, 2000 were $56.2 million, an increase of $30.7 million from the three months ended March 31, 1999. This increase was primarily attributable to:

   (1) a $21.8 million increase in site rental and broadcast transmission costs, of which $5.9 million was attributable to CCUK, $5.9 million was attributable to Crown Atlantic and $10.0 million was attributable to CCUSA,

   (2) a $5.2 million increase in network services costs related to CCUSA,

   (3) a $1.3 million increase in network services costs from CCUK, and

   (4) $3.0 million in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 43.0% for the three months ended March 31, 2000 from 40.9% for the three months ended March 31, 1999 because of higher costs attributable to the CCUK, Crown Atlantic and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 52.1% for the three months ended March 31, 2000 from 71.4% for the three months ended March 31, 1999, primarily due to higher margins from the CCUK, Crown Atlantic and CCUSA operations.

   General and administrative expenses for the three months ended March 31, 2000 were $14.9 million, an increase of $6.5 million from the three months ended March 31, 1999. This increase was primarily attributable to:

   (1) a $4.7 million increase in expenses related to the CCUSA operations,

   (2) a $0.7 million increase in expenses at our corporate office, and

   (3) $1.8 million in expenses at Crown Atlantic, partially offset by

   (4) a $0.7 million decrease in expenses at CCUK.

General and administrative expenses as a percentage of revenues decreased for the three months ended March 31, 2000 to 12.0% from 15.1% for the three months ended March 31, 1999 because of lower overhead costs as a percentage of revenues for CCUK, Crown Atlantic and CCUSA.

   Corporate development expenses for the three months ended March 31, 2000 were $2.1 million, compared to $0.9 million for the three months ended March 31, 1999. This increase was attributable to (1) a $0.9 million increase in expenses at our corporate office and (2) $0.3 million in expenses at CCUK.

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

   For the three months ended March 31, 2000, we recorded non-cash compensation charges of $0.5 million related to the issuance of stock options to certain employees and executives, compared to $0.7 million for the three months ended March 31, 1999.

   Depreciation and amortization for the three months ended March 31, 2000 was $45.1 million, an increase of $25.5 million from the three months ended March 31, 1999. This increase was primarily attributable to:

   (1) a $0.4 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

   (2) $8.1 million of depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic, and

   (3) a $16.9 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the three months ended March 31, 2000 resulted primarily from:

   (1) the investment of the net proceeds from the sale of our 11 1/4% discount notes and 9 1/2% senior notes in July 1999,

   (2) the investment of the net proceeds from the sale of our 8 1/4% convertible preferred stock in November 1999, and

   (3) the investment of the net proceeds from borrowings under the 2000 credit facility. See "--Liquidity and Capital Resources".

   Interest and other income (expense) for the three months ended March 31, 1999 resulted primarily from:

   (1) the investment of the net proceeds from our initial public offering of common stock in August 1998,

   (2) the investment of the excess proceeds from the sale of our 12 3/4% senior exchangeable preferred stock in December 1998, and

   (3) the investment of the excess proceeds from the sale of our 10 5/8% discount notes in November 1997, largely offset by costs incurred in connection with unsuccessful acquisition attempts.

   Interest expense and amortization of deferred financing costs for the three months ended March 31, 2000 was $41.8 million, an increase of $30.5 million, or 270.0%, from the three months ended March 31, 1999. This increase was primarily attributable to interest on indebtedness at CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, and interest on the 9% senior notes and the 9 1/2% senior notes.

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations, the minority partner's 38.5% interest in Crown Atlantic's operations and the minority partner's 18.7% interest in Crown Castle GT's operations.

   The extraordinary loss on early extinguishment of debt represents the write-off of unamortized deferred financing costs related to the senior credit facility. See "--Liquidity and Capital Resources".

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

   For the three months ended March 31, 1999 and 2000, our net cash provided by operating activities was $20.5 million and $36.9 million, respectively. For the three months ended March 31, 1999 and 2000, our net cash provided by financing activities was $66.4 million and $324.9 million, respectively. Our primary financing-related activities in the first quarter and April of 2000 included the following:

   2000 Credit Facility

   In March 2000, a subsidiary of CCIC entered into a credit agreement with a syndicate of banks which consists of two term loan facilities and a revolving line of credit aggregating $1,200.0 million. Available borrowings under the 2000 credit facility are generally to be used for the construction and purchase of towers and for general corporate purposes of CCUSA, Crown Castle GT and CCAL. The amount of available borrowings will be determined based on the current financial performance (as defined) of those subsidiaries' assets. In addition, up to $25.0 million of borrowing availability under the 2000 credit facility can be used for letters of credit. On March 15, 2000, we used $83.4 million in borrowings under the 2000 credit facility to repay outstanding borrowings and accrued interest under the Crown Communication senior credit facility. The net proceeds from $316.6 million in additional borrowings are being used to fund a portion of the purchase price for the GTE joint venture and for general corporate purposes.

   Term Loans due 2011

   On April 3, 2000, we borrowed $400.0 million under a term loan agreement with a group of lenders. The net proceeds from this borrowing, which amounted to $395.9 million, were used to fund a portion of the cash contribution for the second closing of towers at the GTE joint venture (as discussed below). The term loans mature on March 31, 2011 and must be prepaid from the net proceeds of any future equity or debt securities sold by us.

   Capital expenditures were $110.4 million for the three months ended March 31, 2000, of which $0.4 million were for CCIC, $66.9 million were for CCUSA, $22.2 million were for Crown Atlantic and $20.9 million were for CCUK. We anticipate that we will build, through the end of 2000, approximately 900 towers in the United States at a cost of approximately $225.0 million and approximately 270 towers in the United Kingdom at a cost of approximately $45.0 million. We also expect that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)17.5 million ($27.9 million).

   In addition to capital expenditures in connection with build-to-suits, we expect to apply a significant amount of capital to finance the remaining cash portion of the consideration being paid in connection with the recent and agreed to transactions discussed below.

   In connection with the BellSouth transaction, through April 20, 2000, we have issued approximately 8.6 million shares of our common stock and paid BellSouth $411.1 million in cash. We expect to (1) issue an additional 0.5 million shares of our common stock and (2) use a portion of the net proceeds from our recent offerings to finance the remaining $18.9 million cash purchase price for this transaction.

   In connection with the BellSouth DCS transaction, through April 20, 2000, we have paid BellSouth DCS $290.7 million in cash. We expect to use a portion of the net proceeds from our recent offerings to finance the remaining $26.2 million cash purchase price for this transaction.

   On November 7, 1999, we entered into an agreement with GTE to form a joint venture to own and operate a significant majority of GTE's towers. The agreement contemplates that the transaction will be completed in multiple closings during 2000. On January 31, 2000, the formation of the joint venture took place in connection with the first such closing of towers. During the course of the multiple closings, (1) we will contribute an aggregate of approximately $825.0 million (of which up to $100.0 million can be in shares of our common stock, with the balance in cash) in exchange for a majority ownership interest in the joint venture, and (2) GTE will contribute approximately 2,300 towers in exchange for cash distributions aggregating approximately $800.0 million (less any amount contributed in the form of our common stock) from the joint venture and a minority ownership interest in the joint venture. Upon dissolution of the joint venture, GTE will receive (1) any shares of our common stock contributed to the joint venture and (2) a payment equal to approximately 11.4% of the fair market value of the joint venture's other net assets; we will then receive the remaining assets and liabilities of the joint venture. We are accounting for our investment in the GTE joint venture as a purchase of tower assets, and are including the joint venture's results of operations and cash flows in our consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, we placed $50.0 million into an escrow account. At the January 31, 2000 closing, we contributed $223.9 million in cash to the joint venture, and GTE contributed 637 towers in exchange for a cash distribution of $198.9 million from the joint venture. On April 3, 2000, the second closing of towers took place. We contributed $479.7 million in cash and 5.1 million shares of our common stock to the joint venture, and GTE contributed 1,607 towers in exchange for a cash distribution of $479.7 million from the joint venture. The funds in the escrow account were used to pay $50.0 million of our cash contribution. A portion of our remaining cash contribution was financed with the net proceeds from borrowings under term loans (as discussed above). We expect to use borrowings under our 2000 credit facility to finance most of the remaining $21.4 million purchase price for this transaction.

   In addition to the approximately 2,300 towers to be contributed pursuant to the formation agreement, GTE has the right to contribute certain additional towers to the joint venture, including towers acquired by GTE from Ameritech, on terms substantially similar to those in the formation agreement. In April 2000, we agreed with GTE that approximately 470 of the Ameritech towers would be contributed to the joint venture. The consideration to GTE for these additional towers will be a cash distribution of approximately $162.5 million and additional ownership interests in the joint venture. We expect to use borrowings under our 2000 credit facility to finance the cash purchase price for this transaction.

   In March 2000, CCAL (our 66.7% owned subsidiary) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus. The total purchase price for the towers will be approximately $135.0 million in cash (Australian $220.0 million). We are accounting for our investment in CCAL as a purchase of tower assets, and will include CCAL's results of operations and cash flows in our consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. We contributed $90.8 million in cash (Australian $147.5 million) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $95.7 million (Australian $155.5 million) to Optus. We expect to use borrowings under our 2000 credit facility to finance our remaining $33.5 million portion (Australian $54.5 million) of the cash purchase price for this transaction.

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

   As of March 31, 2000, we had consolidated cash and cash equivalents of $509.5 million (including $214.6 million at CCUSA, $16.4 million at CCUK and $18.1 million at Crown Atlantic), consolidated long-term debt of $1,892.6 million, consolidated redeemable preferred stock of $430.3 million and consolidated stockholders' equity of $1,596.4 million.

   As of May 1, 2000, Crown Atlantic had unused borrowing availability under its credit facility of approximately $70.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)65.0 million ($101.1 million). As of May 1, 2000, our subsidiaries had approximately $180.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes and our 9 1/2% senior notes will require annual cash interest payments of approximately $16.2 million and $11.9 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($17.9 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder.

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                                     March 31, 2000
                                               -----------------------------------------------------------
                                               Company and
                                                Restricted    Unrestricted   Consolidation    Consolidated
                                               Subsidiaries   Subsidiaries    Eliminations       Total
                                               ------------   ------------   --------------   ------------
                                                                (In thousands of dollars)

Cash and cash equivalents....................... $  475,007     $   34,498   $          --      $  509,505
Other current assets............................     61,248         64,638              --         125,886
Property and equipment, net.....................  1,706,949      1,144,906              --       2,851,855
Escrow deposit for acquisition..................     50,000             --              --          50,000
Investments in Unrestricted Subsidiaries........    999,931             --        (999,931)             --
Goodwill and other intangible assets, net.......    134,568        460,598              --         595,166
Other assets, net...............................     68,526         11,574              --          80,100
                                                 ----------     ----------       ---------      ----------
                                                 $3,496,229     $1,716,214       $(999,931)     $4,212,512
                                                 ==========     ==========       =========      ==========
Current liabilities............................. $   57,685     $   85,779   $  --              $  143,464
Long-term debt..................................  1,387,692        504,874              --       1,892,566
Other liabilities...............................      5,760         69,490              --          75,250
Minority interests..............................     18,389         56,140              --          74,529
Redeemable preferred stock......................    430,291             --              --         430,291
Stockholders' equity............................  1,596,412        999,931        (999,931)      1,596,412
                                                 ----------     ----------       ---------      ----------
                                                 $3,496,229     $1,716,214       $(999,931)     $4,212,512
                                                 ==========     ==========       =========      ==========

                                                                         Three Months Ended March 31, 2000
                                                                   ---------------------------------------------
                                                                    Company and
                                                                    Restricted     Unrestricted    Consolidated
                                                                   Subsidiaries    Subsidiaries        Total
                                                                   -------------   -------------   -------------
                                                                            (In thousands of dollars)
Net revenues.......................................................... $ 49,459        $ 74,785        $124,244
Costs of operations (exclusive of depreciation and....................   19,432          36,756          56,188
 amortization)
General and administrative............................................   12,030           2,823          14,853
Corporate development.................................................    1,786             285           2,071
Non-cash compensation charges.........................................      407              54             461
Depreciation and amortization.........................................   21,450          23,672          45,122
                                                                       --------        --------        --------
Operating income (loss)...............................................   (5,646)         11,195           5,549
Interest and other income (expense)...................................    5,048             656           5,704
Interest expense and amortization of deferred financing costs.........  (29,100)        (12,661)        (41,761)
Provision for income taxes............................................      (11)             --             (11)
Minority interests....................................................     (100)         (1,441)         (1,541)
Extraordinary item....................................................   (1,495)             --          (1,495)
                                                                       --------        --------        --------
Net loss.............................................................. $(31,304)       $ (2,251)       $(33,555)
                                                                       ========        ========        ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes and the 9 1/2% Senior Notes (the "1999 Securities"):

                                                                                1997 and 1998       1999
                                                                                  Securities     Securities
                                                                                --------------   -----------
                                                                                 (In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2000.......................... $ 16,251      $ 16,251
                                                                                     ========      ========
Consolidated Cash Flow, for the twelve months ended March 31, 2000.................. $ 39,951      $ 45,480
Less: Tower Cash Flow, for the twelve months ended March 31, 2000...................  (45,175)      (45,175)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2000.........   65,004        65,004
                                                                                     --------      --------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2000......... $ 59,780      $ 65,309
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in foreign currency exchange rates and interest rates which may adversely affect our results of operations and financial position. In attempting to minimize the risks and/or costs associated with such activities, we seek to manage exposure to changes in interest rates and foreign currency exchange rates where economically prudent to do so.

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. Therefore, fluctuations in market interest rates of 1% in 2000 would not have a material effect on our consolidated financial results.

   The majority of our foreign currency transactions are denominated in the British pound sterling, which is the functional currency of CCUK. As a result of CCUK's transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are generally limited to foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and believe that foreign currency exchange risk is not significant to our operations.

                          PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 2, 2000 and April 20, 2000, the Company issued 441,925 and 441,926 unregistered shares of common stock, respectively, to an affiliate of BellSouth Corporation in connection with closings relating to the BellSouth transaction. The agreement of sublease relating to the BellSouth transaction will close in a series of closings, with approximately 30% of the consideration being paid with our common stock. As of May 1, 2000, we have issued a total of 8,612,638 shares of common stock to BellSouth in connection with closings relating to the BellSouth transaction. We contemplate that a total of up to 9.1 million shares of our common stock will be issued to BellSouth in connection with the BellSouth transaction. The shares were issued in exempt transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

   On March 26, 2000, the Company issued 156,501 shares of unregistered common stock to the prior majority shareholder of Millennium Communications Limited in connection with the acquisition of Millenium by Crown Castle UK Limited, which originally closed on October 8, 1998. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act.

   On April 1, 2000, in connection with a subsequent closing relating to our previously announced transaction with GTE, the Company contributed via its wholly-owned subsidiary, Crown Castle GT Corp. ("CCGT"), 5,067,488 shares of unregistered common stock of the Company along with $479.7 million in cash (of which $50.0 million came out of an escrow account previously established by the Company) to Crown Castle GT Holding Company LLC, a joint venture between CCGT and GTE. GTE has contributed a total of 2,244 towers to the joint venture, including 1,607 towers contributed in connection with the April 1, 2000 closing, together with related assets and liabilities. The cash contributed to the joint venture has been distributed to GTE by the joint venture. The shares were issued and contributed to the joint venture in an exempt transaction pursuant to
Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS:

      *2.1 Operating Agreement, dated January 31, 2000, by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

      *10.1 Credit Agreement dated as of March 15, 2000 among Crown Castle Operating Company, Crown Castle International Corp., The Chase Manhattan Bank, Credit Suisse First Boston Corporation, Key Corporate Capital Inc. and The Bank of Nova Scotia, as Agents, and the several Lenders which are parties thereto

      10.2 Term Loan Agreement, dated as of March 30, 2000 among Crown Castle International Corp., Chase Securities Inc., Goldman Sachs Credit Partners L.P., Syndicated Loan Funding Trust and the several Lenders which are parties thereto

      11.1   Computation of Net Loss Per Common Share

      12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

      27.1   Financial Data Schedule
-------------
      * Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) for the year ended December 31, 1999.

   (B)  REPORTS ON FORM 8-K:
      None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CROWN CASTLE INTERNATIONAL CORP.


Date: May 11, 2000              By:   /s/ W. BENJAMIN MORELAND
                                   -------------------------------------
                                        W. Benjamin Moreland
                                       Senior Vice President,
                                Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)

Date: May 11, 2000              By:   /s/ WESLEY D. CUNNINGHAM
                                   -------------------------------------
                                        Wesley D. Cunningham
                           Senior Vice President, Chief Accounting Officer
                                      and Corporate Controller
                                   (Principal Accounting Officer)