Form 10-Q
period 2000-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2000-08-11
CIK 1051470

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

                 For the quarterly period ended June 30, 2000

                       Commission File Number 000-24737

                               ----------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0470458
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

          510 Bering Drive
              Suite 500
           Houston, Texas                              77057-1457
   (Address of principal executive                     (Zip Code)
              offices)

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

   Yes [X]   No [_]

  Number of shares of common stock outstanding at August 1, 2000: 196,084,638

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements
  Consolidated Balance Sheet at December 31, 1999 and June 30, 2000........   3
  Consolidated Statement of Operations and Comprehensive Loss for the three
   and six months ended June 30, 1999 and 2000.............................   4
  Consolidated Statement of Cash Flows for the six months ended June 30,
   1999 and 2000...........................................................   5
  Condensed Notes to Consolidated Financial Statements.....................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  16

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  25

PART II--OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds.........................  26

 Item 4. Submission of Matters to Vote of Security Holders.................  27

 Item 6. Exhibits and Reports on Form 8-K..................................  27

 Signatures................................................................  28

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                        December 31,  June 30,
                                                            1999        2000
                                                        ------------ -----------
                                                                     (Unaudited)
                        ASSETS
                        ------
Current assets:
 Cash and cash equivalents............................   $  549,328  $  332,049
 Receivables:
  Trade, net of allowance for doubtful accounts of
   $3,218 and $6,811 at December 31, 1999 and June 30,
   2000, respectively.................................       74,290      92,473
  Other...............................................        4,327         865
 Inventories..........................................       19,178      32,562
 Prepaid expenses and other current assets............       14,922      15,798
                                                         ----------  ----------
    Total current assets..............................      662,045     473,747
Property and equipment, net of accumulated
 depreciation of $119,473 and $200,120 at December 31,
 1999 and June 30, 2000, respectively.................    2,468,101   3,698,226
Escrow deposit for acquisition........................       50,000          --
Goodwill and other intangible assets, net of
 accumulated amortization of $53,437 and $70,263 at
 December 31, 1999 and June 30, 2000, respectively....      596,147     596,813
Deferred financing costs and other assets, net of
 accumulated amortization of $4,245 and $6,086 at
 December 31, 1999 and June 30, 2000, respectively....       60,357     102,874
                                                         ----------  ----------
                                                         $3,836,650  $4,871,660
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
 Accounts payable.....................................   $   45,998  $   76,730
 Accrued interest.....................................       20,912      12,134
 Accrued compensation and related benefits............        4,005       5,824
 Deferred rental revenues and other accrued
  liabilities.........................................       60,366      90,940
                                                         ----------  ----------
    Total current liabilities.........................      131,281     185,628
Long-term debt........................................    1,542,343   2,414,162
Other liabilities.....................................       67,064      77,213
                                                         ----------  ----------
    Total liabilities.................................    1,740,688   2,677,003
                                                         ----------  ----------
Commitments and contingencies
Minority interests....................................       55,292     120,776
Redeemable preferred stock............................      422,923     437,891
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized:
  Common Stock; shares issued: December 31, 1999--
   146,074,905 and June 30, 2000--166,199,290.........        1,461       1,662
  Class A Common Stock; shares issued: December 31,
   1999--11,340,000 and June 30, 2000--none...........          113          --
 Additional paid-in capital...........................    1,805,053   1,952,341
 Cumulative foreign currency translation adjustment...       (3,013)    (16,143)
 Accumulated deficit..................................     (185,867)   (301,870)
                                                         ----------  ----------
    Total stockholders' equity........................    1,617,747   1,635,990
                                                         ----------  ----------
                                                         $3,836,650  $4,871,660
                                                         ==========  ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                         Three Months
                                             Ended          Six Months Ended
                                           June 30,             June 30,
                                       ------------------  -------------------
                                         1999      2000      1999      2000
                                       --------  --------  --------  ---------
Net revenues:
 Site rental and broadcast
  transmission........................ $ 62,177  $109,503  $107,503  $ 203,244
 Network services and other...........   15,350    38,856    25,133     69,359
                                       --------  --------  --------  ---------
                                         77,527   148,359   132,636    272,603
                                       --------  --------  --------  ---------
Operating expenses:
 Costs of operations (exclusive of
  depreciation and amortization):
  Site rental and broadcast
   transmission.......................   26,557    48,563    45,084     88,850
  Network services and other..........    8,175    20,007    15,157     35,908
 General and administrative...........    9,238    19,495    17,542     34,348
 Corporate development................    2,066     2,122     2,940      4,193
 Restructuring charges................       --        --     1,814         --
 Non-cash compensation charges........      504       350     1,171        811
 Depreciation and amortization........   29,863    56,647    49,519    101,769
                                       --------  --------  --------  ---------
                                         76,403   147,184   133,227    265,879
                                       --------  --------  --------  ---------
Operating income (loss)...............    1,124     1,175      (591)     6,724
Other income (expense):
 Interest and other income (expense)..    4,539     6,665     4,879     12,369
 Interest expense and amortization of
  deferred financing costs............  (26,556)  (66,728)  (37,842)  (108,489)
                                       --------  --------  --------  ---------
Loss before income taxes, minority
 interests, extraordinary item and
 cumulative effect of change in
 accounting principle.................  (20,893)  (58,888)  (33,554)   (89,396)
Provision for income taxes............      (70)      (25)     (197)       (36)
Minority interests....................      113      (317)     (572)    (1,858)
                                       --------  --------  --------  ---------
Loss before extraordinary item and
 cumulative effect of change in
 accounting principle.................  (20,850)  (59,230)  (34,323)   (91,290)
Extraordinary item--loss on early
 extinguishment of debt...............       --        --        --     (1,495)
Cumulative effect of change in
 accounting principle for costs of
 start-up activities..................       --        --    (2,414)        --
                                       --------  --------  --------  ---------
Net loss..............................  (20,850)  (59,230)  (36,737)   (92,785)
Dividends on preferred stock..........   (6,614)  (11,725)  (13,022)   (23,218)
                                       --------  --------  --------  ---------
Net loss after deduction of dividends
 on preferred stock................... $(27,464) $(70,955) $(49,759) $(116,003)
                                       ========  ========  ========  =========
Net loss.............................. $(20,850) $(59,230) $(36,737) $ (92,785)
Other comprehensive income (loss):
 Foreign currency translation
  adjustments.........................   (3,577)  (10,750)   (8,320)   (13,130)
                                       --------  --------  --------  ---------
Comprehensive loss.................... $(24,427) $(69,980) $(45,057) $(105,915)
                                       ========  ========  ========  =========
Per common share--basic and diluted:
 Loss before extraordinary item and
  cumulative effect of  change in
  accounting principle................ $  (0.22) $  (0.43) $  (0.43) $   (0.71)
 Extraordinary item...................       --        --        --      (0.01)
 Cumulative effect of change in
  accounting principle................       --        --     (0.02)        --
                                       --------  --------  --------  ---------
 Net loss............................. $  (0.22) $  (0.43) $  (0.45) $   (0.72)
                                       ========  ========  ========  =========
Common shares outstanding--basic and
 diluted (in thousands)...............  124,849   165,625   109,791    162,095
                                       ========  ========  ========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                         Six Months Ended
                                                             June 30,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
Cash flows from operating activities:
 Net loss............................................ $   (36,737) $   (92,785)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization......................      49,519      101,769
  Amortization of deferred financing costs and
   discounts on long-term debt.......................      13,979       39,121
  Minority interests.................................         572        1,858
  Extraordinary loss on early extinguishment of
   debt..............................................          --        1,495
  Non-cash compensation charges......................       1,171          811
  Cumulative effect of change in accounting
   principle.........................................       2,414           --
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in deferred rental revenues and other
    liabilities......................................      52,194       49,320
   Increase (decrease) in accounts payable...........     (21,966)      31,769
   Increase in inventories, prepaid expenses and
    other assets.....................................     (11,624)     (28,892)
   Increase in receivables...........................      (5,655)     (16,428)
   Decrease in accrued interest......................      (8,748)      (8,593)
                                                      -----------  -----------
    Net cash provided by operating activities........      35,119       79,445
                                                      -----------  -----------
Cash flows from investing activities:
 Acquisitions of businesses and assets, net of cash
  acquired...........................................    (545,050)    (856,082)
 Capital expenditures................................    (127,564)    (258,605)
 Proceeds from disposition of (investments in)
  affiliates.........................................         750         (618)
                                                      -----------  -----------
    Net cash used for investing activities...........    (671,864)  (1,115,305)
                                                      -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt............     481,695      900,000
 Net borrowings under revolving credit agreements....     104,558       39,000
 Proceeds from issuance of capital stock.............     477,095        9,011
 Principal payments on long-term debt................          --      (82,000)
 Incurrence of financing costs.......................     (15,661)     (43,879)
                                                      -----------  -----------
    Net cash provided by financing activities........   1,047,687      822,132
                                                      -----------  -----------
Effect of exchange rate changes on cash..............      (1,468)      (3,551)
                                                      -----------  -----------
Net increase (decrease) in cash and cash
 equivalents.........................................     409,474     (217,279)
Cash and cash equivalents at beginning of period.....     296,450      549,328
                                                      -----------  -----------
Cash and cash equivalents at end of period........... $   705,924  $   332,049
                                                      ===========  ===========
Supplementary schedule of non-cash investing and
 financing activities:
 Amounts recorded in connection with acquisitions:
  Fair value of net assets acquired, including
   goodwill and other intangible assets.............. $ 1,018,185  $ 1,102,619
  Escrow deposits for acquisitions...................          --       50,000
  Issuance of long-term debt.........................     180,000           --
  Minority interests.................................      14,330       67,154
  Issuance of common stock...........................     278,805      129,383
Supplemental disclosure of cash flow information:
 Interest paid....................................... $    32,076  $    75,694
 Income taxes paid...................................         172           48

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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2000, the consolidated results of operations for the three and six months ended June 30, 1999 and 2000 and the consolidated cash flows for the six months ended June 30, 1999 and 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

 Recent Accounting Pronouncements

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company had deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 required that such deferred costs be charged to results of operations upon its adoption. The Company has adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2,414,000 in the Company's financial statements for the three months ended March 31, 1999.

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 as of January 1, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

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

   On April 3, 2000, the second closing of towers took place for Crown Castle GT. The Company contributed $479,671,000 in cash and 5,067,488 shares of its common stock to Crown Castle GT, and GTE contributed 1,607 towers in exchange for a cash distribution of $479,671,000 from Crown Castle GT. The funds in the escrow account were used to pay $50,000,000 of the Company's cash contribution. A portion of the remaining cash contribution was financed with the net proceeds from borrowings under the Term Loans due 2011 (see Note 3). In June 2000, the third closing of towers took place. The Company contributed $13,191,000 in cash, and GTE contributed 39 towers in exchange for a cash distribution of $13,191,000 from Crown Castle GT.

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

 Crown Castle Australia Holdings Pty Ltd. ("CCAL")

   In March 2000, CCAL (a 66.7% owned subsidiary of the Company) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus ("Optus"). The total purchase price for the towers will be approximately $135,000,000 in cash (Australian $220,000,000). The Company is accounting for its investment in CCAL as a purchase of tower assets, and is including CCAL's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. The Company contributed $90,786,000 in cash (Australian

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

$147,500,000) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $103,485,000 (Australian $168,131,000) to Optus. In May and June of 2000, CCAL made additional payments to Optus amounting to $6,931,000 (Australian $11,607,000).

3. Long-term Debt

   Long-term debt consists of the following:

                                                       December 31,  June 30,
                                                           1999        2000
                                                       ------------ ----------
                                                          (In thousands of
                                                              dollars)
   2000 Credit Facility...............................  $       --  $  400,000
   Senior Credit Facility.............................      63,000          --
   CCUK Credit Facility...............................     133,456     124,903
   Crown Atlantic Credit Facility.....................     180,000     200,000
   9% Guaranteed Bonds due 2007.......................     195,699     183,642
   10 5/8% Senior Discount Notes due 2007, net of
    discount..........................................     186,434     196,338
   10 3/8% Senior Discount Notes due 2011, net of
    discount..........................................     321,284     337,950
   9% Senior Notes due 2011...........................     180,000     180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount..........................................     157,470     166,329
   9 1/2% Senior Notes due 2011.......................     125,000     125,000
   10 3/4% Senior Notes due 2011......................          --     500,000
                                                        ----------  ----------
                                                        $1,542,343  $2,414,162
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

   On March 15, 2000, the Company used $83,375,000 in borrowings under one of the term loan facilities of the 2000 Credit Facility to repay outstanding borrowings and accrued interest under the Senior Credit Facility. The net proceeds from $316,625,000 in additional borrowing under this term loan facility are being used to fund a portion of the purchase price for Crown Castle GT and for general corporate purposes. As of June 30, 2000, approximately $325,000,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of June 30, 2000. In the first quarter of 2000, CCI recorded an extraordinary loss of $1,495,000 consisting of the write-off of unamortized deferred financing costs related to the Senior Credit Facility.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

 Term Loans due 2011

   On April 3, 2000, the Company borrowed $400,000,000 under a term loan agreement with a group of lenders (the "Term Loans"). The net proceeds from this borrowing, which amounted to $395,875,000, were used to fund a portion of the cash contribution for the second closing of towers at Crown Castle GT (See
Note 2). The Term Loans were repaid in June 2000 with proceeds from the sale of the Company's 10 3/4% Senior Notes.

 10 3/4% Senior Notes due 2011 (the "10 3/4% Senior Notes")

   On June 21, 2000, the Company issued $500,000,000 aggregate principal amount of its 10 3/4% Senior Notes for proceeds of $483,674,000 (after underwriting discounts of $16,326,000). A portion of the proceeds from the sale of these securities were used to repay the Term Loans (as discussed above), and the remaining proceeds are being used to fund the initial interest payments on the 10 3/4% Senior Notes and for general corporate purposes.

   Semi-annual interest payments for the 10 3/4% Senior Notes are due on each February 1 and August 1, commencing on February 1, 2001. The maturity date of the 10 3/4% Senior Notes is August 1, 2011.

   The 10 3/4% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2005 at a price of 105.375% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2008, after which time the 10 3/4% Senior Notes are redeemable at par. Prior to August 1, 2003, the Company may redeem up to 35% of the aggregate principal amount of the 10 3/4% Senior Notes, at a price of 110.75% of the principal amount thereof, with the net cash proceeds from a public offering of the Company's common stock.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                              June 30, 2000
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  306,666   $   25,383    $      --    $  332,049
Other current assets.....       80,197       61,501           --       141,698
Property and equipment,
 net.....................    2,549,054    1,149,172           --     3,698,226
Investments in
 Unrestricted
 Subsidiaries............      980,447           --     (980,447)           --
Goodwill and other
 intangible assets, net..      144,425      452,388           --       596,813
Other assets, net........       91,583       11,291           --       102,874
                            ----------   ----------    ---------    ----------
                            $4,152,372   $1,699,735    $(980,447)   $4,871,660
                            ==========   ==========    =========    ==========
Current liabilities......   $   93,795   $   91,833    $      --    $  185,628
Long-term debt...........    1,905,617      508,545           --     2,414,162
Other liabilities........       14,098       63,115           --        77,213
Minority interests.......       64,981       55,795           --       120,776
Redeemable preferred
 stock...................      437,891           --           --       437,891
Stockholders' equity.....    1,635,990      980,447     (980,447)    1,635,990
                            ----------   ----------    ---------    ----------
                            $4,152,372   $1,699,735    $(980,447)   $4,871,660
                            ==========   ==========    =========    ==========

                            Three Months Ended June 30, 2000        Six Months Ended June 30, 2000
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $ 72,455     $75,904      $148,359     $121,914     $150,689     $272,603
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     33,180      35,390        68,570       52,612       72,146      124,758
General and
 administrative.........     14,830       4,665        19,495       26,860        7,488       34,348
Corporate development...      1,837         285         2,122        3,623          570        4,193
Non-cash compensation
 charges................        340          10           350          747           64          811
Depreciation and
 amortization...........     32,112      24,535        56,647       53,562       48,207      101,769
                           --------     -------      --------     --------     --------     --------
Operating income
 (loss).................     (9,844)     11,019         1,175      (15,490)      22,214        6,724
Interest and other
 income (expense).......      6,299         366         6,665       11,347        1,022       12,369
Interest expense and
 amortization of
 deferred financing
 costs..................    (54,243)    (12,485)      (66,728)     (83,343)     (25,146)    (108,489)
Provision for income
 taxes..................         (4)        (21)          (25)         (15)         (21)         (36)
Minority interests......      1,475      (1,792)         (317)       1,375       (3,233)      (1,858)
Extraordinary item......         --          --            --       (1,495)          --       (1,495)
                           --------     -------      --------     --------     --------     --------
Net loss................   $(56,317)    $(2,913)     $(59,230)    $(87,621)    $ (5,164)    $(92,785)
                           ========     =======      ========     ========     ========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes and the 10 3/4% Senior Notes (the "1999 and 2000 Securities"):

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
Tower Cash Flow, for the three months ended June
 30, 2000.........................................    $ 19,338      $ 19,338
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended June 30, 2000..............................    $ 59,584      $ 65,539
Less: Tower Cash Flow, for the twelve months ended
 June 30, 2000....................................     (58,960)      (58,960)
Plus: four times Tower Cash Flow, for the three
 months ended June 30, 2000.......................      77,352        77,352
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended June 30, 2000.......................    $ 77,976      $ 83,931
                                                      ========      ========

4. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 10,000,000 shares authorized) consists of the following:

                                                         December 31, June 30,
                                                             1999       2000
                                                         ------------ --------
                                                           (In thousands of
                                                               dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares
 issued:
  December 31, 1999--226,745 and June 30, 2000--241,431
   (stated at mandatory redemption and aggregate
   liquidation value)...................................   $227,950   $242,713
8 1/4% Cumulative Convertible Redeemable Preferred
 Stock; shares issued:
  200,000 (stated net of unamortized value of warrants;
   mandatory redemption and aggregate liquidation value
   of $200,000).........................................    194,973    195,178
                                                           --------   --------
                                                           $422,923   $437,891
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                          Three Months       Six Months Ended
                                         Ended June 30,          June 30,
                                        ------------------  -------------------
                                          1999      2000      1999      2000
                                        --------  --------  --------  ---------
                                        (In thousands of dollars, except per
                                                   share amounts)
Loss before extraordinary item and
 cumulative effect of change in
 accounting principle.................  $(20,850) $(59,230) $(34,323) $ (91,290)
Dividends on preferred stock..........    (6,614)  (11,725)  (13,022)   (23,218)
                                        --------  --------  --------  ---------
Loss before extraordinary item and
 cumulative effect of change in
 accounting principle applicable to
 common stock for basic and diluted
 computations.........................   (27,464)  (70,955)  (47,345)  (114,508)
Extraordinary item....................        --        --        --     (1,495)
Cumulative effect of change in
 accounting principle.................        --        --    (2,414)        --
                                        --------  --------  --------  ---------
Net loss applicable to common stock
 for basic and diluted computations...  $(27,464) $(70,955) $(49,759) $(116,003)
                                        ========  ========  ========  =========
Weighted-average number of common
 shares outstanding during the period
 for basic and diluted computations
 (in thousands).......................   124,849   165,625   109,791    162,095
                                        ========  ========  ========  =========
Per common share--basic and diluted:..
  Loss before extraordinary item and
   cumulative effect of change in
   accounting principle...............  $  (0.22) $  (0.43) $  (0.43) $   (0.71)
  Extraordinary item..................        --        --        --      (0.01)
  Cumulative effect of change in
   accounting principle...............        --        --     (0.02)        --
                                        --------  --------  --------  ---------
  Net loss............................  $  (0.22) $  (0.43) $  (0.45) $   (0.72)
                                        ========  ========  ========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 2000: (1) options to purchase 19,727,925 shares of common stock at exercise prices ranging from $-0- to $34.00 per share, (2) warrants to purchase 835,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share,
(4) shares of Crown Castle UK Holdings Limited ("CCUK") stock which are convertible into 17,443,500 shares of common stock and (5) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

8. Operating Segments

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles),

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The Company is presenting the financial results of CCAL as a reportable operating segment for periods subsequent to the purchase date (see Note 2). The financial results for the Company's operating segments are as follows:

                                       Three Months Ended June 30, 2000
                         -----------------------------------------------------------------
                                                                   Corporate
                                                          Crown     Office    Consolidated
                           CCUSA       CCAL      CCUK    Atlantic  and Other     Total
                         ----------  --------  --------  --------  ---------  ------------
                                          (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   44,551  $  1,814  $ 47,995  $ 15,143  $     --    $  109,503
  Network services and
   other................     26,090        --     5,730     7,036        --        38,856
                         ----------  --------  --------  --------  --------    ----------
                             70,641     1,814    53,725    22,179        --       148,359
                         ----------  --------  --------  --------  --------    ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     32,149     1,031    25,613     9,777        --        68,570
General and
 administrative.........     12,228     1,355     2,631     2,034     1,247        19,495
Corporate development...         --        --       285        --     1,837         2,122
                         ----------  --------  --------  --------  --------    ----------
EBITDA..................     26,264      (572)   25,196    10,368    (3,084)       58,172
Non-cash compensation
 charges................         --        --        10        --       340           350
Depreciation and
 amortization...........     30,509     1,291    16,647     7,888       312        56,647
                         ----------  --------  --------  --------  --------    ----------
Operating income
 (loss).................     (4,245)   (1,863)    8,539     2,480    (3,736)        1,175
Interest and other
 income (expense).......      1,936       227       141       225     4,136         6,665
Interest expense and
 amortization of
 deferred financing
 costs..................    (11,892)      (46)   (8,420)   (4,065)  (42,305)      (66,728)
Provision for income
 taxes..................         (4)       --       (21)       --        --           (25)
Minority interests......        510       965    (1,030)     (762)       --          (317)
                         ----------  --------  --------  --------  --------    ----------
Net loss................ $  (13,695) $   (717) $   (791) $ (2,122) $(41,905)   $  (59,230)
                         ==========  ========  ========  ========  ========    ==========
Capital expenditures.... $   97,685  $    440  $ 22,688  $ 26,771  $    594    $  148,178
                         ==========  ========  ========  ========  ========    ==========
Total assets (at period
 end)................... $2,729,917  $139,534  $960,746  $738,989  $302,474    $4,871,660
                         ==========  ========  ========  ========  ========    ==========
                                        Six Months Ended June 30, 2000
                         -----------------------------------------------------------------
                                                                   Corporate
                                                          Crown     Office    Consolidated
                           CCUSA       CCAL      CCUK    Atlantic  and Other     Total
                         ----------  --------  --------  --------  ---------  ------------
                                          (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   75,921  $  1,814  $ 96,574  $ 28,935  $     --    $  203,244
  Network services and
   other................     44,145        --    12,276    12,904        34        69,359
                         ----------  --------  --------  --------  --------    ----------
                            120,066     1,814   108,850    41,839        34       272,603
                         ----------  --------  --------  --------  --------    ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     51,532     1,031    53,547    18,599        49       124,758
General and
 administrative.........     22,208     1,355     3,657     3,831     3,297        34,348
Corporate development...         --        --       570        --     3,623         4,193
                         ----------  --------  --------  --------  --------    ----------
EBITDA..................     46,326      (572)   51,076    19,409    (6,935)      109,304
Non-cash compensation
 charges................         67        --        64        --       680           811
Depreciation and
 amortization...........     51,663     1,291    32,200    16,007       608       101,769
                         ----------  --------  --------  --------  --------    ----------
Operating income
 (loss).................     (5,404)   (1,863)   18,812     3,402    (8,223)        6,724
Interest and other
 income (expense).......      2,712       227       326       696     8,408        12,369
Interest expense and
 amortization of
 deferred financing
 costs..................    (15,626)      (46)  (16,705)   (8,441)  (67,671)     (108,489)
Provision for income
 taxes..................        (15)       --       (21)       --        --           (36)
Minority interests......        410       965    (2,333)     (900)       --        (1,858)
Extraordinary item......     (1,495)       --        --        --        --        (1,495)
                         ----------  --------  --------  --------  --------    ----------
Net income (loss)....... $  (19,418) $   (717) $     79  $ (5,243) $(67,486)   $  (92,785)
                         ==========  ========  ========  ========  ========    ==========
Capital expenditures.... $  164,626  $    440  $ 43,592  $ 49,006  $    941    $  258,605
                         ==========  ========  ========  ========  ========    ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                      Three Months Ended June 30, 1999
                              ----------------------------------------------------
                                                           Corporate
                                                  Crown     Office    Consolidated
                               CCUSA     CCUK    Atlantic  and Other     Total
                              -------  --------  --------  ---------  ------------
                                         (In thousands of dollars)
Net revenues:
  Site rental and broadcast
   transmission.............  $ 8,563  $ 41,727  $11,887   $     --     $ 62,177
  Network services and
   other....................    8,718     5,621      499        512       15,350
                              -------  --------  -------   --------     --------
                               17,281    47,348   12,386        512       77,527
                              -------  --------  -------   --------     --------
Costs of operations
 (exclusive of depreciation
 and amortization)..........    6,177    22,267    5,848        440       34,732
General and administrative..    5,594     1,380    1,068      1,196        9,238
Corporate development.......       --       655       --      1,411        2,066
                              -------  --------  -------   --------     --------
EBITDA......................    5,510    23,046    5,470     (2,535)      31,491
Non-cash compensation
 charges....................       --       163       --        341          504
Depreciation and
 amortization...............    5,798    15,982    7,789        294       29,863
                              -------  --------  -------   --------     --------
Operating income (loss).....     (288)    6,901   (2,319)    (3,170)       1,124
Interest and other income
 (expense)..................       75       429    3,161        874        4,539
Interest expense and
 amortization of deferred
 financing costs............   (1,125)   (6,988)  (3,925)   (14,518)     (26,556)
Provision for income taxes..      (14)       --       --        (56)         (70)
Minority interests..........       --      (911)   1,024         --          113
                              -------  --------  -------   --------     --------
Net loss....................  $(1,352) $   (569) $(2,059)  $(16,870)    $(20,850)
                              =======  ========  =======   ========     ========
Capital expenditures........  $26,047  $ 23,834  $ 1,118   $    202     $ 51,201
                              =======  ========  =======   ========     ========
                                       Six Months Ended June 30, 1999
                              ----------------------------------------------------
                                                           Corporate
                                                  Crown     Office    Consolidated
                               CCUSA     CCUK    Atlantic  and Other     Total
                              -------  --------  --------  ---------  ------------
                                         (In thousands of dollars)
Net revenues:
  Site rental and broadcast
   transmission.............  $14,879  $ 80,737  $11,887   $     --     $107,503
  Network services and
   other....................   13,885     9,466      499      1,283       25,133
                              -------  --------  -------   --------     --------
                               28,764    90,203   12,386      1,283      132,636
                              -------  --------  -------   --------     --------
Costs of operations
 (exclusive of depreciation
 and amortization)..........   10,385    43,051    5,848        957       60,241
General and administrative..   10,888     3,060    1,068      2,526       17,542
Corporate development.......       --       688       --      2,252        2,940
                              -------  --------  -------   --------     --------
EBITDA......................    7,491    43,404    5,470     (4,452)      51,913
Restructuring charges.......    1,814        --       --         --        1,814
Non-cash compensation
 charges....................       67       447       --        657        1,171
Depreciation and
 amortization...............   10,036    31,121    7,789        573       49,519
                              -------  --------  -------   --------     --------
Operating income (loss).....   (4,426)   11,836   (2,319)    (5,682)        (591)
Interest and other income
 (expense)..................     (458)      254    3,161      1,922        4,879
Interest expense and
 amortization of deferred
 financing costs............   (1,810)  (12,527)  (3,925)   (19,580)     (37,842)
Provision for income taxes..      (45)       --       --       (152)        (197)
Minority interests..........       --    (1,596)   1,024         --         (572)
Cumulative effect of change
 in accounting principle for
 costs of start-up
 activities.................   (2,014)       --       --       (400)      (2,414)
                              -------  --------  -------   --------     --------
Net loss....................  $(8,753) $ (2,033) $(2,059)  $(23,892)    $(36,737)
                              =======  ========  =======   ========     ========
Capital expenditures........  $43,218  $ 82,639  $ 1,118   $    589     $127,564
                              =======  ========  =======   ========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

9. Subsequent Events

 Disposition of the Company's Common Shares by France Telecom

   On July 5, 2000, TeleDiffusion de France International S.A. ("TdF", a subsidiary of France Telecom) and an affiliate of TdF sold their remaining interests in the Company and CCUK to a third party. In connection with this disposition, the Company issued 17,443,500 shares of its Common Stock in exchange for TdF's 20% interest in CCUK. As a result, CCUK became a wholly owned subsidiary of the Company. In June 2000, the outstanding shares of the Company's Class A Common Stock held by an affiliate of TdF were converted into 11,340,000 shares of the Company's Common Stock in connection with the sale of a portion of TdF's shares to a third party. Upon conversion of the Class A Common Stock, France Telecom relinquished its governance rights with respect to the Company and its subsidiaries.

 Sales of Securities

   On July 27, 2000, the Company sold shares of its common stock and preferred stock in concurrent underwritten public offerings (the "July 2000 Offerings"). The Company had granted the underwriters for the July 2000 Offerings over-allotment options to purchase additional shares in both offerings. On August 1, 2000, the over-allotment option for the common stock offering was partially exercised and the over-allotment option for the preferred stock offering was exercised in full. As a result, the Company sold (1) a total of 12,084,200 shares of its common stock at a price of $29.50 per share and received proceeds of $342,225,000 (after underwriting discounts of $14,259,000) and (2) a total of 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share and received proceeds of $388,412,000 (after underwriting discounts of $14,088,000). The proceeds from the July 2000 Offerings will be used for general corporate purposes.

   The holders of the 6.25% Convertible Preferred Stock will be entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year, beginning on November 15, 2000. The Company will have the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

   The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company's common stock at a conversion price of $36.875 per share of common stock. Beginning on August 15, 2003, under certain circumstances, the Company will have the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into shares of the Company's common stock at the same conversion price.

   The Company's obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness and the 12 3/4% Senior Exchangeable Preferred Stock of the Company, and are effectively subordinate to all debt and liabilities of the Company's subsidiaries. The 6.25% Convertible Preferred Stock ranks in parity with the 8 1/4% Cumulative Convertible Redeemable Preferred Stock.

 Crown Castle GT

   On August 9, 2000, the fourth closing of towers took place for Crown Castle GT. The Company contributed $136,276,000 in cash, and GTE contributed 372 of the Ameritech towers in exchange for a cash distribution of $136,276,000 from Crown Castle GT.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of June 30, 2000 and our consolidated results of operations for the three- and six-month periods ended June 30, 1999 and 2000. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 Results of Operations

   In March 1999, we completed the formation of Crown Atlantic. In June and December of 1999, we completed the acquisition of towers from Powertel. During 1999, we completed the substantial portions of the transactions with BellSouth and BellSouth DCS. In January 2000, the formation of Crown Castle GT took place with the first closing of towers; additional closings took place in April and June of 2000. Finally, in April 2000, the first closing of towers took place for CCAL. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three and six months ended June 30, 1999 are not comparable to the results of operations for the three and six months ended June 30, 2000.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                            Three Months        Three Months
                           Ended June 30,      Ended June 30,     Six Months Ended    Six Months Ended
                                1999                2000            June 30, 1999       June 30, 2000
                          ------------------  ------------------  ------------------  ------------------
                                    Percent             Percent             Percent             Percent
                                     of Net              of Net              of Net              of Net
                           Amount   Revenues   Amount   Revenues   Amount   Revenues   Amount   Revenues
                          --------  --------  --------  --------  --------  --------  --------  --------
                                                  (Dollars in thousands)
Net revenues:
 Site rental and
  broadcast
  transmission..........  $ 62,177    80.2 %  $109,503    73.8%   $107,503    81.1 %  $203,244     74.6%
 Network services and
  other.................    15,350    19.8      38,856    26.2      25,133    18.9      69,359     25.4
                          --------   -----    --------   -----    --------   -----    --------   ------
   Total net revenues...    77,527   100.0     148,359   100.0     132,636   100.0     272,603    100.0
                          --------   -----    --------   -----    --------   -----    --------   ------
Operating expenses:
 Costs of operations:
 Site rental and
  broadcast
  transmission..........    26,557    42.7      48,563    44.3      45,084    41.9      88,850     43.7
 Network services and
  other.................     8,175    53.3      20,007    51.5      15,157    60.3      35,908     51.8
                          --------            --------            --------            --------
   Total costs of
    operations..........    34,732    44.8      68,570    46.2      60,241    45.4     124,758     45.8
 General and
  administrative........     9,238    11.9      19,495    13.2      17,542    13.2      34,348     12.6
 Corporate
  development...........     2,066     2.7       2,122     1.4       2,940     2.2       4,193      1.5
 Restructuring
  charges...............        --      --          --      --       1,814     1.4          --       --
 Non-cash compensation
  charges...............       504     0.7         350     0.2       1,171     0.9         811      0.3
 Depreciation and
  amortization..........    29,863    38.5      56,647    38.2      49,519    37.3     101,769     37.3
                          --------   -----    --------   -----    --------   -----    --------   ------
Operating income
 (loss).................     1,124     1.4       1,175     0.8        (591)   (0.4)      6,724      2.5
Other income (expense):
 Interest and other
  income (expense)......     4,539     5.9       6,665     4.5       4,879     3.6      12,369      4.5
 Interest expense and
  amortization of
  deferred financing
  costs.................   (26,556)  (34.3)    (66,728)  (45.0)    (37,842)  (28.5)   (108,489)   (39.8)
                          --------   -----    --------   -----    --------   -----    --------   ------
Loss before income
 taxes, minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (20,893)  (27.0)    (58,888)  (39.7)    (33,554)  (25.3)    (89,396)   (32.8)
Provision for income
 taxes..................       (70)   (0.1)        (25)     --        (197)   (0.2)        (36)      --
Minority interests......       113     0.2        (317)   (0.2)       (572)   (0.4)     (1,858)    (0.7)
                          --------   -----    --------   -----    --------   -----    --------   ------
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (20,850)  (26.9)    (59,230)  (39.9)    (34,323)  (25.9)    (91,290)   (33.5)
Extraordinary loss on
 early extinguishment of
 debt...................        --      --          --      --          --      --      (1,495)    (0.5)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....        --      --          --      --      (2,414)   (1.8)         --       --
                          --------   -----    --------   -----    --------   -----    --------   ------
Net loss................  $(20,850)  (26.9)%  $(59,230)  (39.9)%  $(36,737)  (27.7)%  $(92,785)  (34.0)%
                          ========   =====    ========   =====    ========   =====    ========   ======

 Comparison of Three Months Ended June 30, 2000 and 1999

   Consolidated revenues for the three months ended June 30, 2000 were $148.4 million, an increase of $70.8 million from the three months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $47.3 million, or 76.1%, increase in site rental and broadcast transmission revenues, of which $6.3 million was attributable to CCUK, $3.3 million was attributable to Crown Atlantic, $1.8 million was attributable to CCAL and $36.0 million was attributable to CCUSA,

  (2) a $17.4 million increase in network services and other revenues from CCUSA,

  (3) a $0.1 million increase in network services and other revenues from CCUK, and

  (4) a $6.5 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for the three months ended June 30, 2000 were $68.6 million, an increase of $33.8 million from the three months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $22.0 million increase in site rental and broadcast transmission costs, of which $2.2 million was attributable to CCUK, $0.9 million was attributable to Crown Atlantic, $1.0 million was attributable to CCAL and $17.9 million was attributable to CCUSA,

  (2) an $8.0 million increase in network services costs related to CCUSA,

  (3) a $1.2 million increase in network services costs from CCUK, and

  (4) a $3.1 million increase in network services costs from Crown Atlantic.

   Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 44.3% for the three months ended June 30, 2000 from 42.7% for the three months ended June 30, 1999 because of higher costs attributable to the CCAL and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 51.5% for the three months ended June 30, 2000 from 53.3% for the three months ended June 30, 1999, primarily due to higher margins from the CCUSA operations.

   General and administrative expenses for the three months ended June 30, 2000 were $19.5 million, an increase of $10.3 million from the three months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $6.6 million increase in expenses related to the CCUSA operations,

  (2) a $1.0 million increase in expenses at Crown Atlantic,

  (3) a $1.3 million increase in expenses at CCUK, and

  (4) $1.4 million in expenses at CCAL.

General and administrative expenses as a percentage of revenues increased for the three months ended June 30, 2000 to 13.2% from 11.9% for the three months ended June 30, 1999 because of higher overhead costs as a percentage of revenues for CCUK, Crown Atlantic and CCAL.

   Corporate development expenses for the three months ended June 30, 2000 were $2.1 million, essentially unchanged from the three months ended June 30, 1999.

   For the three months ended June 30, 2000, we recorded non-cash compensation charges of $0.4 million related to the issuance of stock options to certain employees and executives, compared to $0.5 million for the three months ended June 30, 1999.

   Depreciation and amortization for the three months ended June 30, 2000 was $56.6 million, an increase of $26.8 million from the three months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $0.7 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) $1.3 million of depreciation and amortization related to the property and equipment from CCAL, and

  (3) a $24.7 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the three months ended June 30, 2000 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings (see "- Liquidity and Capital Resources") and

  (2) a gain recognized upon the disposition of an investment in an affiliate.

   Interest and other income (expense) for the three months ended June 30, 1999 resulted primarily from:

  (1) the investment of the remaining portion of the cash contribution from the formation of Crown Atlantic in March 1999, and

  (2) the investment of the net proceeds from our securities offerings in late 1998 and 1999, largely offset by

  (3) a loss incurred upon the disposition of an investment in an affiliate.

   Interest expense and amortization of deferred financing costs for the three months ended June 30, 2000 was $66.7 million, an increase of $40.2 million, or 151.3%, from the three months ended June 30, 1999. This increase was primarily attributable to interest on indebtedness at CCUK and CCUSA, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9% senior notes and the 9 1/2% senior notes, and the write-off of unamortized deferred financing costs related to the term loans (see "--Liquidity and Capital Resources").

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations, the minority partner's 38.5% interest in Crown Atlantic's operations, the minority partner's 19.7% interest in Crown Castle GT's operations and the minority shareholder's 33.3% interest in CCAL's operations.

 Comparison of Six Months Ended June 30, 2000 and 1999

   Consolidated revenues for the six months ended June 30, 2000 were $272.6 million, an increase of $140.0 million from the six months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $95.7 million, or 89.1%, increase in site rental and broadcast transmission revenues, of which $15.8 million was attributable to CCUK, $17.0 million was attributable to Crown Atlantic, $1.8 million was attributable to CCAL and $61.0 million was attributable to CCUSA,

  (2) a $30.3 million increase in network services and other revenues from CCUSA,

  (3) a $2.8 million increase in network services and other revenues from CCUK, and

  (4) a $12.4 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for the six months ended June 30, 2000 were $124.8 million, an increase of $64.5 million from the six months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $43.8 million increase in site rental and broadcast transmission costs, of which $8.1 million was attributable to CCUK, $6.7 million was attributable to Crown Atlantic, $1.0 million was attributable to CCAL and $27.9 million was attributable to CCUSA,

  (2) a $13.2 million increase in network services costs related to CCUSA,

  (3) a $2.4 million increase in network services costs from CCUK, and

  (4) a $6.0 million increase in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 43.7% for the six months ended June 30, 2000 from 41.9% for the six months ended June 30, 1999 because of higher costs attributable to the CCUK, CCAL and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 51.8% for the six months ended June 30, 2000 from 60.3% for the six months ended June 30, 1999, primarily due to higher margins from the CCUSA operations.

   General and administrative expenses for the six months ended June 30, 2000 were $34.3 million, an increase of $16.8 million from the six months ended June 30, 1999. This increase was primarily attributable to:

  (1) an $11.3 million increase in expenses related to the CCUSA operations,

  (2) a $0.8 million increase in expenses at our corporate office,

  (3) a $2.8 million increase in expenses at Crown Atlantic,

  (4) a $0.6 million increase in expenses at CCUK, and

  (5) $1.4 million in expenses at CCAL.

   General and administrative expenses as a percentage of revenues decreased for the six months ended June 30, 2000 to 12.6% from 13.2% for the six months ended June 30, 1999 because of lower overhead costs as a percentage of revenues for CCUSA.

   Corporate development expenses for the six months ended June 30, 2000 were $4.2 million, compared to $2.9 million for the six months ended June 30, 1999. This increase was primarily attributable to an increase in expenses at our corporate office.

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

   For the six months ended June 30, 2000, we recorded non-cash compensation charges of $0.8 million related to the issuance of stock options to certain employees and executives, compared to $1.2 million for the six months ended June 30, 1999.

   Depreciation and amortization for the six months ended June 30, 2000 was $101.8 million, an increase of $52.3 million from the six months ended June 30, 1999. This increase was primarily attributable to:

  (1) a $1.1 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) an $8.2 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) $1.3 million of depreciation and amortization related to the property and equipment from CCAL, and

  (4) a $41.6 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the six months ended June 30, 2000 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings (see "- Liquidity and Capital Resources") and

  (2) a gain recognized upon the disposition of an investment in an affiliate.

   Interest and other income (expense) for the six months ended June 30, 1999 resulted primarily from:

  (1) the investment of the net proceeds from our securities offerings in 1998 and 1999, largely offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts, and

  (3) a loss incurred upon the disposition of an investment in an affiliate.

   Interest expense and amortization of deferred financing costs for the six months ended June 30, 2000 was $108.5 million, an increase of $70.6 million, or 186.7%, from the six months ended June 30, 1999. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9% senior notes and the 9 1/2% senior notes, and the write-off of unamortized deferred financing costs related to the term loans (see "--Liquidity and Capital Resources").

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations, the minority partner's 38.5% interest in Crown Atlantic's operations, the minority partner's 19.7% interest in Crown Castle GT's operations and the minority shareholder's 33.3% interest in CCAL's operations.

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

   For the six months ended June 30, 1999 and 2000, our net cash provided by operating activities was $35.1 million and $79.4 million, respectively. For the six months ended June 30, 1999 and 2000, our net cash provided by financing activities was $1,047.7 million and $822.1 million, respectively. Our primary financing-related activities in the first six months and July of 2000 included the following:

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

 Term Loans due 2011

   On April 3, 2000, we borrowed $400.0 million under a term loan agreement with a group of lenders. The net proceeds from this borrowing, which amounted to $395.9 million, were used to fund a portion of the cash contribution for the second closing of towers at the GTE joint venture (as discussed below). The term loans were repaid in June 2000 with proceeds from the sale of our 10 3/4% senior notes.

 June 2000 Debt Offering

   On June 21, 2000, we issued $500.0 million aggregate principal amount of our 10 3/4% senior notes for proceeds of $483.7 million (after underwriting discounts of $16.3 million). A portion of the proceeds from the sale of these securities were used to repay the term loans (as discussed above), and the remaining proceeds are being used to fund the initial interest payments on the 10 3/4% senior notes and for general corporate purposes.

 July 2000 Offerings

   On July 27, 2000, we sold shares of our common stock and preferred stock in concurrent underwritten public offerings (the "July 2000 Offerings"). We had granted the underwriters for the July 2000 Offerings over-allotment options to purchase additional shares in both offerings. On August 1, 2000, the over-allotment option for the common stock offering was partially exercised and the over-allotment option for the preferred stock offering was exercised in full. As a result, we sold (1) a total of 12,084,200 shares of our common stock at a price of $29.50 per share and received proceeds of $342.2 million (after underwriting discounts of $14.3 million) and (2) a total of 8,050,000 shares of our 6.25% convertible preferred stock at a price of $50.00 per share and received proceeds of $388.4 million (after underwriting discounts of $14.1 million). The proceeds from the July 2000 Offerings will be used for general corporate purposes.

   Capital expenditures were $258.6 million for the six months ended June 30, 2000, of which $0.9 million were for CCIC, $164.6 million were for CCUSA, $49.0 million were for Crown Atlantic and $43.6 million were for CCUK. We anticipate that we will build, through the end of 2000, approximately 900 towers in the United States at a cost of approximately $225.0 million and approximately 270 towers in the United Kingdom at a cost of approximately $45.0 million. We also expect that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)17.5 million ($26.5 million).

   In addition to capital expenditures in connection with build-to-suits, we expect to apply a significant amount of capital to finance the remaining cash portion of the consideration being paid in connection with the recent and agreed to transactions discussed below.

   In connection with the BellSouth transaction, through July 2000, we have issued approximately 8.6 million shares of our common stock and paid BellSouth $411.1 million in cash. We expect to (1) issue an additional 0.5 million shares of our common stock and (2) use a portion of the net proceeds from our recent offerings to finance the remaining $18.9 million cash purchase price for this transaction.

   In connection with the BellSouth DCS transaction, through July 2000, we have paid BellSouth DCS $290.7 million in cash. We expect to use a portion of the net proceeds from our recent offerings to finance the remaining $26.2 million cash purchase price for this transaction.

   On November 7, 1999, we entered into an agreement with GTE to form a joint venture to own and operate a significant majority of GTE's towers. The agreement contemplates that the transaction will be completed in multiple closings during 2000. On January 31, 2000, the formation of the joint venture took place in connection with the first such closing of towers. During the course of the multiple closings, (1) we will contribute an aggregate of approximately $825.0 million (of which up to $100.0 million can be in shares of our common stock, with the balance in cash) in exchange for a majority ownership interest in the joint venture, and (2) GTE will contribute approximately 2,300 towers in exchange for cash distributions aggregating approximately $800.0 million (less any amount contributed in the form of our common stock) from the joint venture and a minority ownership interest in the joint venture. Upon dissolution of the joint venture, GTE will receive (1) any shares of our common stock contributed to the joint venture and (2) a payment equal to approximately 11.4% of the fair market value of the joint venture's other net assets; we will then receive the remaining assets and liabilities of the joint venture. We are accounting for our investment in the GTE joint venture as a purchase of tower assets, and are including the joint venture's results of operations and cash flows in our consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, we placed $50.0 million into an escrow account. At the January 31, 2000 closing, we contributed $223.9 million in cash to the joint venture, and GTE contributed 637 towers in exchange for a cash distribution of $198.9 million from the joint venture. On April 3, 2000, the second closing of towers took place. We contributed $479.7 million in cash and 5.1 million shares of our common stock to the joint venture, and GTE contributed 1,607 towers in exchange for a cash distribution of $479.7 million from the joint venture. The funds in the escrow account were used to pay $50.0 million of our cash contribution. A portion of our remaining cash contribution was financed with the net proceeds from borrowings under term loans (as discussed above). In June 2000, the third closing of towers took place. We contributed $13.2 million in cash, and GTE contributed 39 towers in exchange for a cash distribution of $13.2 million from the joint venture.

   In addition to the approximately 2,300 towers to be contributed pursuant to the formation agreement, GTE has the right to contribute certain additional towers to the joint venture, including towers acquired by GTE from Ameritech, on terms substantially similar to those in the formation agreement. In April 2000, we agreed with GTE that approximately 470 of the Ameritech towers would be contributed to the joint venture. The consideration to GTE for these additional towers will be a cash distribution of approximately $162.5 million and additional ownership interests in the joint venture. We expect to use a portion of the net proceeds from our recent offerings to finance the cash purchase price for this transaction. On August 9, 2000, the fourth closing of towers took place for Crown Castle GT. The Company contributed $136.3 million in cash, and GTE contributed 372 of the Ameritech towers in exchange for a cash distribution of $136.3 million from Crown Castle GT.

   In March 2000, CCAL (our 66.7% owned subsidiary) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus. The total purchase price for the towers will be approximately $135.0 million in cash (Australian $220.0 million). We are accounting for our investment in CCAL as a purchase of tower assets, and are including CCAL's results of operations and cash flows in our consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. We contributed $90.8 million in cash (Australian $147.5 million) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $103.5 million (Australian $168.1 million) to Optus. In May and June of 2000, CCAL made additional payments to Optus amounting to $6.9 million (Australian $11.6 million). We expect to use borrowings under our 2000 credit facility to finance our remaining portion of the cash purchase price for this transaction.

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

   To fund the execution of our business strategy, including the recent and agreed to transactions described above and the construction of new towers that we have agreed to build, we expect to use the net proceeds of our recent offerings and borrowings available under our U.S. and U.K. credit facilities. We will have additional cash needs to fund our operations in the future. We may also have additional cash needs in the future if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

   As of June 30, 2000, we had consolidated cash and cash equivalents of $332.0 million (including $49.5 million at CCUSA, $7.8 million at CCUK, $23.8 million a CCAL and $17.6 million at Crown Atlantic), consolidated long-term debt of $2,414.2 million, consolidated redeemable preferred stock of $437.9 million and consolidated stockholders' equity of $1,636.0 million.

   As of August 7, 2000, Crown Atlantic had unused borrowing availability under its credit facility of approximately $41.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)60.0 million ($90.8 million). As of August 7, 2000, our subsidiaries had approximately $266.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9 1/2% senior notes and our 10 3/4% senior notes will require annual cash interest payments of approximately $16.2 million, $11.9 million and $53.8 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($17.0 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder.

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                              June 30, 2000
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  306,666   $   25,383    $      --    $  332,049
Other current assets.....       80,197       61,501           --       141,698
Property and equipment,
 net.....................    2,549,054    1,149,172           --     3,698,226
Investments in
 Unrestricted
 Subsidiaries............      980,447           --     (980,447)           --
Goodwill and other
 intangible assets, net..      144,425      452,388           --       596,813
Other assets, net........       91,583       11,291           --       102,874
                            ----------   ----------    ---------    ----------
                            $4,152,372   $1,699,735    $(980,447)   $4,871,660
                            ==========   ==========    =========    ==========
Current liabilities......   $   93,795   $   91,833    $      --    $  185,628
Long-term debt...........    1,905,617      508,545           --     2,414,162
Other liabilities........       14,098       63,115           --        77,213
Minority interests.......       64,981       55,795           --       120,776
Redeemable preferred
 stock...................      437,891           --           --       437,891
Stockholders' equity.....    1,635,990      980,447     (980,447)    1,635,990
                            ----------   ----------    ---------    ----------
                            $4,152,372   $1,699,735    $(980,447)   $4,871,660
                            ==========   ==========    =========    ==========

                            Three Months Ended June 30, 2000        Six Months Ended June 30, 2000
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $ 72,455     $75,904      $148,359     $121,914     $150,689     $272,603
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     33,180      35,390        68,570       52,612       72,146      124,758
General and
 administrative.........     14,830       4,665        19,495       26,860        7,488       34,348
Corporate development...      1,837         285         2,122        3,623          570        4,193
Non-cash compensation
 charges................        340          10           350          747           64          811
Depreciation and
 amortization...........     32,112      24,535        56,647       53,562       48,207      101,769
                           --------     -------      --------     --------     --------     --------
Operating income
 (loss).................     (9,844)     11,019         1,175      (15,490)      22,214        6,724
Interest and other
 income (expense).......      6,299         366         6,665       11,347        1,022       12,369
Interest expense and
 amortization of
 deferred financing
 costs..................    (54,243)    (12,485)      (66,728)     (83,343)     (25,146)    (108,489)
Provision for income
 taxes..................         (4)        (21)          (25)         (15)         (21)         (36)
Minority interests......      1,475      (1,792)         (317)       1,375       (3,233)      (1,858)
Extraordinary item......         --          --            --       (1,495)          --       (1,495)
                           --------     -------      --------     --------     --------     --------
Net loss................   $(56,317)    $(2,913)     $(59,230)    $(87,621)    $ (5,164)    $(92,785)
                           ========     =======      ========     ========     ========     ========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes and the 10 3/4% Senior Notes (the "1999 and 2000 Securities"):

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
Tower Cash Flow, for the three months ended June
 30, 2000.........................................    $ 19,338      $ 19,338
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended June 30, 2000..............................    $ 59,584      $ 65,539
Less: Tower Cash Flow, for the twelve months ended
 June 30, 2000....................................     (58,960)      (58,960)
Plus: four times Tower Cash Flow, for the three
 months ended June 30, 2000.......................      77,352        77,352
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended June 30, 2000.......................    $ 77,976      $ 83,931
                                                      ========      ========

 Impact of Recently Issued Accounting Standards

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities be charged to expense as incurred and broadly defines such costs. The Company had deferred certain costs incurred in connection with potential business initiatives and new geographic markets, and SOP 98-5 required that such deferred costs be charged to results of operations upon its adoption. The Company has adopted the requirements of SOP 98-5 as of January 1, 1999. The cumulative effect of the change in accounting principle for the adoption of SOP 98-5 resulted in a charge to results of operations for $2.4 million in the Company's financial statements for the three months ended March 31, 1999.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 as of January 1, 2001. The Company has not yet determined the effect that the adoption of SFAS 133 will have on its consolidated financial statements.

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

   The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK's and CCAL's transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are generally limited to foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and believe that foreign currency exchange risk is not significant to our operations.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   On February 2, 2000 and April 20, 2000, the Company issued 441,925 and 441,926 unregistered shares of common stock, respectively, to an affiliate of BellSouth Corporation in connection with closings relating to the BellSouth transaction. The agreement of sublease relating to the BellSouth transaction will close in a series of closings, with approximately 30% of the consideration being paid with our common stock. As of August 1, 2000, we have issued a total of 8,612,638 shares of common stock to BellSouth in connection with closings relating to the BellSouth transaction. We contemplate that a total of up to 9.1 million shares of our common stock will be issued to BellSouth in connection with the BellSouth transaction. The shares were issued in exempt transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

   On March 26, 2000, the Company issued 156,501 shares of unregistered common stock to the prior majority shareholder of Millennium Communications Limited in connection with the acquisition of Millenium by Crown Castle UK Limited, which originally closed on October 8, 1998. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act.

   On April 1, 2000, in connection with a subsequent closing relating to our previously announced transaction with GTE, the Company contributed via its wholly-owned subsidiary, Crown Castle GT Corp. ("CCGT"), 5,067,488 shares of unregistered common stock of the Company along with $479.7 million in cash (of which $50.0 million came out of an escrow account previously established by the Company) to Crown Castle GT Holding Company LLC, a joint venture between CCGT and GTE. GTE has contributed a total of 2,283 towers to the joint venture, including 1,607 towers contributed in connection with the April 1, 2000 closing, together with related assets and liabilities. The cash contributed to the joint venture has been distributed to GTE by the joint venture. The shares were issued and contributed to the joint venture in an exempt transaction pursuant to Section 4(2) of the Act.

   On June 5, 2000, the Company issued 11,340,000 unregistered shares of common stock to a subsidiary of France Telecom upon conversion by such subsidiary of a like number of shares of the Company's Class A common stock. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act. The conversion of such shares of common stock took place in connection with France Telecom's underwritten public sale of 24,942,360 shares of the Company's common stock which closed on June 8, 2000.

   On July 5, 2000, the Company issued 17,443,500 unregistered shares of common stock to a subsidiary of France Telecom upon the exercise and conversion by such subsidiary of convertible securities it held in Crown Castle UK Holdings Limited ("CCUK"). The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act. All of such shares of common stock were subsequently sold on July 5, 2000 in connection with the sale of 17,713,536 shares of the Company's common stock by France Telecom to Salomon Brothers International Limited.

   On July 14, 2000, in connection with the acquisition of Terracom Estates Limited by CCUK, the Company issued an aggregate 199,473 unregistered shares of common stock to the holders of the outstanding share capital of Terracom Estates Limited. The shares were issued in an exempt transaction pursuant to Rule 506 of Regulation D promulgated under the Act.

Item 4. Submission of Matters to a Vote of Security Holders

   The annual meeting of the stockholders of the Company was held on May 24, 2000, at which meeting the stockholders voted to elect David L. Ivy, William
D. Strittmatter and John P. Kelly as Class II Directors and ratified the appointment of KPMG LLP as independent auditors for 2000. The voting results for each is listed below.

   ELECTION OF CLASS II DIRECTORS
   David L. Ivy--118,788,096 votes for and 468,251 votes withheld.
   William D. Strittmatter--118,788,202 votes for and 470,145 votes withheld. John P. Kelly--118,787,618 votes for and 468,729 votes withheld.

   Note: Class A Common stockholders are not authorized to vote on Class II Directors.

   RATIFICATION OF APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR 2000 130,520,285 votes for, 17,508 votes against and 58,554 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:


  3.1 Certificate of Designations, Preferences and Relative, Participating,
      Optional and Other Special Rights of Preferred Stock and Qualifications,
      Limitations and Restrictions thereof of 6.25% Cumulative Convertible
      Preferred Stock of Crown Castle International Corp. filed with the
      Secretary of State of Delaware on August 2, 2000.

 10.1 Termination Agreement dated July 5, 2000, by and among Crown Castle
      International Corp., Crown Castle UK Holdings Limited, France Telecom,
      S.A., TeleDiffusion de France International S.A. and Transmission Future
      Networks B.V.

 11.1 Computation of Net Loss Per Common Share

 12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to
      Combined Fixed Charges and Preferred Stock Dividends

 27.1 Financial Data Schedule

   (b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K dated May 10, 2000 and filed with the SEC on May 18, 2000 reporting under Item 5 thereof that the Company and France Telecom, S.A. had agreed on an approach to bring about an orderly disposition by France Telecom and its subsidiaries of France Telecom's investment in the Company and its subsidiaries.

   The Company filed a Current Report on Form 8-K dated May 18, 2000 and filed with the SEC on May 18, 2000 reporting under Item 7 thereof certain unaudited pro forma condensed consolidated financial statements of the Company.

   The Company filed a Current Report on Form 8-K dated June 5, 2000 and filed with the SEC on June 7, 2000 reporting (1) under Item 5 thereof the sale of 29,942,360 shares of our common stock by France Telecom in an underwritten public offering, and (2) under Item 7 thereof certain unaudited pro forma condensed consolidated financial statements of the Company.

   The Company filed a Current Report on Form 8-K dated June 22, 2000 and filed with the SEC on June 26, 2000 reporting (1) under Item 5 thereof the sale by the Company of $500 million of its 10 3/4% Senior Notes due 2011, and
(2) under Item 7 thereof certain unaudited pro forma condensed consolidated financial statements of the Company.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Crown Castle International Corp.

Date: August 11, 2000                           /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                                 Senior Vice President,
                                               Chief Financial Officer and
                                                        Treasurer
                                              (Principal Financial Officer)

Date: August 11, 2000                           /s/ Wesley D. Cunningham
                                          By: _________________________________
                                                  Wesley D. Cunningham
                                                 Senior Vice President,
                                              Chief Accounting Officer and
                                                  Corporate Controller
                                             (Principal Accounting Officer)