Form 10-Q
period 2000-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2000-11-13
CIK 1051470

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

               For the quarterly period ended September 30, 2000

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

   Yes [X]   No [_]

 Number of shares of common stock outstanding at November 1, 2000: 198,245,002

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
 Item 1. Financial Statements
  Consolidated Balance Sheet at December 31, 1999 and September 30, 2000...   3
  Consolidated Statement of Operations and Comprehensive Loss for the three
   and nine months ended September 30, 1999 and 2000.......................   4
  Consolidated Statement of Cash Flows for the nine months ended September
   30, 1999 and 2000.......................................................   5
  Condensed Notes to Consolidated Financial Statements.....................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  16

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  25

PART II--OTHER INFORMATION
 Item 2. Changes in Securities and Use of Proceeds.........................  26

 Item 6. Exhibits and Reports on Form 8-K..................................  27

 Signatures................................................................  28

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                     December 31, September 30,
                                                         1999         2000
                                                     ------------ -------------
                                                                   (Unaudited)
                      ASSETS
                      ------
Current assets:
 Cash and cash equivalents.........................   $  549,328   $  816,938
 Receivables:
  Trade, net of allowance for doubtful accounts of
   $3,218 and $11,544 at December 31, 1999 and
   September 30, 2000, respectively................       74,290      132,805
  Other............................................        4,327        1,322
 Inventories.......................................       19,178       53,960
 Prepaid expenses and other current assets.........       14,922       20,148
                                                      ----------   ----------
    Total current assets...........................      662,045    1,025,173
Property and equipment, net of accumulated
 depreciation of $119,473 and $248,812 at December
 31, 1999 and September 30, 2000, respectively.....    2,468,101    4,081,113
Escrow deposit for acquisition.....................       50,000           --
Goodwill and other intangible assets, net of
 accumulated amortization of $53,437 and $85,213 at
 December 31, 1999 and September 30, 2000,
 respectively......................................      596,147    1,091,587
Deferred financing costs and other assets, net of
 accumulated amortization of $4,245 and $7,953 at
 December 31, 1999 and September 30, 2000,
 respectively......................................       60,357      109,281
                                                      ----------   ----------
                                                      $3,836,650   $6,307,154
                                                      ==========   ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
 Accounts payable..................................   $   45,998   $   82,120
 Accrued interest..................................       20,912       36,413
 Accrued compensation and related benefits.........        4,005        6,849
 Deferred rental revenues and other accrued
  liabilities......................................       60,366      117,995
                                                      ----------   ----------
    Total current liabilities......................      131,281      243,377
Long-term debt.....................................    1,542,343    2,564,896
Other liabilities..................................       67,064       82,970
                                                      ----------   ----------
    Total liabilities..............................    1,740,688    2,891,243
                                                      ----------   ----------
Commitments and contingencies
Minority interests.................................       55,292      125,468
Redeemable preferred stock.........................      422,923      834,338
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized:
  Common Stock; shares issued: December 31, 1999--
   146,074,905 and September 30, 2000--
   197,196,557.....................................        1,461        1,972
  Class A Common Stock; shares issued: December 31,
   1999--11,340,000 and September 30, 2000--none...          113           --
 Additional paid-in capital........................    1,805,053    2,855,365
 Cumulative foreign currency translation
  adjustment.......................................       (3,013)     (30,044)
 Accumulated deficit...............................     (185,867)    (371,188)
                                                      ----------   ----------
    Total stockholders' equity.....................    1,617,747    2,456,105
                                                      ----------   ----------
                                                      $3,836,650   $6,307,154
                                                      ==========   ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                         Three Months
                                             Ended         Nine Months Ended
                                         September 30,       September 30,
                                       ------------------  -------------------
                                         1999      2000      1999      2000
                                       --------  --------  --------  ---------
Net revenues:
 Site rental and broadcast
  transmission........................ $ 75,632  $117,174  $183,135  $ 320,418
 Network services and other...........   23,295    57,415    48,428    126,774
                                       --------  --------  --------  ---------
                                         98,927   174,589   231,563    447,192
                                       --------  --------  --------  ---------
Operating expenses:
 Costs of operations (exclusive of
  depreciation and amortization):
  Site rental and broadcast
   transmission.......................   32,934    50,383    78,018    139,233
  Network services and other..........   11,712    34,993    26,869     70,901
 General and administrative...........   12,534    18,196    30,076     52,544
 Corporate development................    1,194     2,222     4,134      6,415
 Restructuring charges................       --        --     1,814         --
 Non-cash compensation charges........      501       808     1,672      1,619
 Depreciation and amortization........   39,850    65,596    89,369    167,365
                                       --------  --------  --------  ---------
                                         98,725   172,198   231,952    438,077
                                       --------  --------  --------  ---------
Operating income (loss)...............      202     2,391      (389)     9,115
Other income (expense):
 Interest and other income (expense)..    7,923    10,217    12,802     22,586
 Interest expense and amortization of
  deferred financing costs............  (34,506)  (65,498)  (72,348)  (173,987)
                                       --------  --------  --------  ---------
Loss before income taxes, minority
 interests, extraordinary item and
 cumulative effect of change in
 accounting principle.................  (26,381)  (52,890)  (59,935)  (142,286)
Provision for income taxes............      (71)     (127)     (268)      (163)
Minority interests....................     (615)       52    (1,187)    (1,806)
                                       --------  --------  --------  ---------
Loss before extraordinary item and
 cumulative effect of change in
 accounting principle.................  (27,067)  (52,965)  (61,390)  (144,255)
Extraordinary item--loss on early
 extinguishment of debt...............       --        --        --     (1,495)
Cumulative effect of change in
 accounting principle for costs of
 start-up activities..................       --        --    (2,414)        --
                                       --------  --------  --------  ---------
Net loss..............................  (27,067)  (52,965)  (63,804)  (145,750)
Dividends on preferred stock..........   (6,824)  (16,353)  (19,846)   (39,571)
                                       --------  --------  --------  ---------
Net loss after deduction of dividends
 on preferred stock................... $(33,891) $(69,318) $(83,650) $(185,321)
                                       ========  ========  ========  =========
Net loss.............................. $(27,067) $(52,965) $(63,804) $(145,750)
Other comprehensive income (loss):
 Foreign currency translation
  adjustments.........................    6,747   (13,901)   (1,573)   (27,031)
                                       --------  --------  --------  ---------
Comprehensive loss.................... $(20,320) $(66,866) $(65,377) $(172,781)
                                       ========  ========  ========  =========
Per common share--basic and diluted:
 Loss before extraordinary item and
  cumulative effect of  change in
  accounting principle................ $  (0.23) $  (0.36) $  (0.66) $   (1.07)
 Extraordinary item...................       --        --        --      (0.01)
 Cumulative effect of change in
  accounting principle................       --        --     (0.02)        --
                                       --------  --------  --------  ---------
 Net loss............................. $  (0.23) $  (0.36) $  (0.68) $   (1.08)
                                       ========  ========  ========  =========
Common shares outstanding--basic and
 diluted (in thousands)...............  149,621   191,763   123,067    171,985
                                       ========  ========  ========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                           1999        2000
                                                        ----------  ----------
Cash flows from operating activities:
 Net loss.............................................. $  (63,804) $ (145,750)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization........................     89,369     167,365
  Amortization of deferred financing costs and
   discounts on long-term debt.........................     31,238      59,805
  Minority interests...................................      1,187       1,806
  Non-cash compensation charges........................      1,672       1,619
  Extraordinary loss on early extinguishment of debt...         --       1,495
  Cumulative effect of change in accounting principle..      2,414          --
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in deferred rental revenues and other
    liabilities........................................     65,056      86,336
   Increase (decrease) in accounts payable.............    (13,680)     37,447
   Increase in accrued interest........................      1,812      15,807
   Increase in receivables.............................    (20,112)    (56,357)
   Increase in inventories, prepaid expenses and other
    assets.............................................    (19,445)    (51,983)
                                                        ----------  ----------
    Net cash provided by operating activities..........     75,707     117,590
                                                        ----------  ----------
Cash flows from investing activities:
 Acquisitions of businesses and assets, net of cash
  acquired............................................. (1,095,692) (1,091,416)
 Capital expenditures..................................   (213,627)   (437,005)
 Investments in affiliates.............................     (6,826)     (1,989)
                                                        ----------  ----------
    Net cash used for investing activities............. (1,316,145) (1,530,410)
                                                        ----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt..............    757,206   1,015,020
 Proceeds from issuance of capital stock...............    617,297     741,603
 Net borrowings under revolving credit agreements......     84,751      63,000
 Principal payments on long-term debt..................         --     (82,000)
 Incurrence of financing costs.........................    (22,283)    (47,184)
                                                        ----------  ----------
    Net cash provided by financing activities..........  1,436,971   1,690,439
                                                        ----------  ----------
Effect of exchange rate changes on cash................       (824)    (10,009)
                                                        ----------  ----------
Net increase in cash and cash equivalents..............    195,709     267,610
Cash and cash equivalents at beginning of period.......    296,450     549,328
                                                        ----------  ----------
Cash and cash equivalents at end of period............. $  492,159  $  816,938
                                                        ==========  ==========
Supplementary schedule of non-cash investing and
 financing activities:
 Amounts recorded in connection with acquisitions:
  Fair value of net assets acquired, including goodwill
   and other intangible assets......................... $1,676,582  $1,899,940
  Escrow deposits for acquisitions.....................         --      50,000
  Issuance of long-term debt...........................    180,000          --
  Minority interests...................................     14,330      74,525
  Issuance of common stock.............................    386,560     683,999
Supplemental disclosure of cash flow information:
 Interest paid......................................... $   38,931  $   95,071
 Income taxes paid.....................................        295         175

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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2000, the consolidated results of operations for the three and nine months ended September 30, 1999 and 2000 and the consolidated cash flows for the nine months ended September 30, 1999 and 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 as of January 1, 2001. The Company estimates that the adoption of SFAS 133 will result in a net transition adjustment gain of approximately $3,000,000 in accumulated other comprehensive income, and the recognition of approximately $3,000,000 of derivative instrument assets. The estimated amount for this transition adjustment is based on current fair value measurements, and such measurements could be substantially different at the date of adoption of SFAS
133. As such, the transition adjustment recorded on that date could be substantially different from this estimated amount. The Company also expects that the adoption of SFAS 133 will increase the volatility of other comprehensive income as reported in its future financial statements.

2. Acquisitions

 Agreement With GTE Corporation ("GTE")

   On November 7, 1999, the Company entered into an agreement with GTE to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. The agreement contemplates that the transaction will be completed in multiple closings during 2000. On January 31, 2000, the formation of Crown Castle GT took place in connection with the first such closing of towers. During the course of the multiple closings, (1) the Company will contribute an aggregate of approximately $825,000,000 (of which up to $100,000,000 can be in shares of its common stock, with the balance in cash) in exchange for a majority ownership interest in Crown Castle GT, and (2) GTE will contribute approximately 2,300 towers in exchange for

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES cash distributions aggregating approximately $800,000,000 (less any amount contributed in the form of the Company's common stock) from Crown Castle GT and a minority ownership interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE will receive (1) any shares of the Company's common stock contributed to Crown Castle GT and (2) a payment equal to approximately 11.4% of the fair market value of Crown Castle GT's other net assets; the Company will then receive the remaining assets and liabilities of Crown Castle GT. The Company is accounting for its investment in Crown Castle GT as a purchase of tower assets, and is including Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, the Company placed $50,000,000 into an escrow account. At the January 31, 2000 closing, the Company contributed $223,870,000 in cash to Crown Castle GT, and GTE contributed 637 towers in exchange for a cash distribution of $198,870,000 from Crown Castle GT.

   On April 3, 2000, the Company contributed $479,671,000 in cash and 5,067,488 shares of its common stock to Crown Castle GT, and GTE contributed 1,607 towers in exchange for a cash distribution of $479,671,000 from Crown Castle GT. The funds in the escrow account were used to pay $50,000,000 of the Company's cash contribution. A portion of the remaining cash contribution was financed with the net proceeds from borrowings under the Term Loans due 2011 (see Note 3). In June 2000, the Company contributed $13,191,000 in cash, and GTE contributed 39 towers in exchange for a cash distribution of $13,191,000 from Crown Castle GT.

   In addition to the approximately 2,300 towers to be contributed pursuant to the formation agreement, GTE had the right to contribute certain additional towers to Crown Castle GT, including towers acquired by GTE from Ameritech Corp. ("Ameritech"), on terms substantially similar to those in the formation agreement. In April 2000, the Company agreed with GTE that the Ameritech towers would be contributed to Crown Castle GT. In August and September 2000, the Company contributed $181,641,000 in cash, and GTE contributed 497 of the Ameritech towers in exchange for a cash distribution of $181,641,000 from Crown Castle GT.

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

   On September 1, 2000, the Company closed on an additional 82 of the BellSouth towers. In connection with this closing, the Company paid $18,726,000 in cash and issued 402,643 shares of its common stock. On the same date, the Company closed on an additional 22 of the BellSouth DCS towers. In connection with this closing, the Company paid $9,098,000 in cash.

 Crown Castle Australia Holdings Pty Ltd. ("CCAL")

   In March 2000, CCAL (a 66.7% owned subsidiary of the Company) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus ("Optus"). The total purchase price for the towers will be approximately $135,000,000 in cash (Australian $220,000,000). The Company is accounting for its investment in CCAL as a purchase of tower assets, and is including CCAL's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. The Company contributed $90,786,000 in cash (Australian $147,500,000) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES minority shareholder, was used to pay $103,485,000 (Australian $168,131,000) to Optus. In May and June of 2000, CCAL made additional payments to Optus amounting to $6,931,000 (Australian $11,607,000). In August and September of 2000, CCAL made additional payments to Optus amounting to $4,764,000 (Australian $8,727,000).

 CCUK

   On July 5, 2000, TeleDiffusion de France International S.A. ("TdF", a subsidiary of France Telecom) and an affiliate of TdF sold their remaining interests in the Company and CCUK to a third party (see Note 5). In connection with this disposition, the Company issued 17,443,500 shares of its Common Stock in exchange for TdF's 20% interest in CCUK. As a result, CCUK became a wholly owned subsidiary of the Company. The Company recognized additional goodwill of approximately $492,702,000 in connection with this transaction.

 Crown Atlantic

   In addition to the towers originally contributed to Crown Atlantic by Bell Atlantic Mobile ("BAM"), the Company and BAM agreed that certain additional towers owned by BAM (the "Frontier towers") could be contributed to Crown Atlantic. In August 2000, BAM contributed 136 of the Frontier towers in exchange for additional ownership interests of $37,400,000 from Crown Atlantic. See Note 10.

3. Long-term Debt

   Long-term debt consists of the following:

                                                    December 31, September 30,
                                                        1999         2000
                                                    ------------ -------------
                                                    (In thousands of dollars)
   2000 Credit Facility............................  $       --   $  500,000
   Senior Credit Facility..........................      63,000           --
   CCUK Credit Facility............................     133,456      137,213
   Crown Atlantic Credit Facility..................     180,000      224,000
   9% Guaranteed Bonds due 2007....................     195,699      179,629
   10 5/8% Senior Discount Notes due 2007, net of
    discount.......................................     186,434      201,485
   10 3/8% Senior Discount Notes due 2011, net of
    discount.......................................     321,284      346,604
   9% Senior Notes due 2011........................     180,000      180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount.......................................     157,470      170,965
   9 1/2% Senior Notes due 2011....................     125,000      125,000
   10 3/4% Senior Notes due 2011...................          --      500,000
                                                     ----------   ----------
                                                     $1,542,343   $2,564,896
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

   On March 15, 2000, the Company used $83,375,000 in borrowings under one of the term loan facilities of the 2000 Credit Facility to repay outstanding borrowings and accrued interest under the Senior Credit Facility. The net proceeds from $316,625,000 in additional borrowing under this term loan facility are being used to fund a portion of the purchase price for Crown Castle GT and for general corporate purposes. As of September 30, 2000, approximately $440,000,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of September 30,

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

2000. In the first quarter of 2000, CCI recorded an extraordinary loss of $1,495,000 consisting of the write-off of unamortized deferred financing costs related to the Senior Credit Facility.

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                            September 30, 2000
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  808,355   $    8,583   $        --   $  816,938
Other current assets.....      132,534       75,701            --      208,235
Property and equipment,
 net.....................    2,872,274    1,208,839            --    4,081,113
Investments in
 Unrestricted
 Subsidiaries............    1,492,878           --    (1,492,878)          --
Goodwill and other
 intangible assets, net..      155,604      935,983            --    1,091,587
Other assets, net........       90,898       18,383            --      109,281
                            ----------   ----------   -----------   ----------
                            $5,552,543   $2,247,489   $(1,492,878)  $6,307,154
                            ==========   ==========   ===========   ==========
Current liabilities......   $  145,983   $   97,394   $        --   $  243,377
Long-term debt...........    2,024,054      540,842            --    2,564,896
Other liabilities........       19,063       63,907            --       82,970
Minority interests.......       73,000       52,468            --      125,468
Redeemable preferred
 stock...................      834,338           --            --      834,338
Stockholders' equity.....    2,456,105    1,492,878    (1,492,878)   2,456,105
                            ----------   ----------   -----------   ----------
                            $5,552,543   $2,247,489   $(1,492,878)  $6,307,154
                            ==========   ==========   ===========   ==========

                         Three Months Ended September 30, 2000   Nine Months Ended September 30, 2000
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $ 97,033     $77,556      $174,589    $ 218,947     $228,245    $ 447,192
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     48,371      37,005        85,376      100,983      109,151      210,134
General and
 administrative.........     14,976       3,220        18,196       41,836       10,708       52,544
Corporate development...      2,132          90         2,222        5,755          660        6,415
Non-cash compensation
 charges................        423         385           808        1,170          449        1,619
Depreciation and
 amortization...........     35,044      30,552        65,596       88,606       78,759      167,365
                           --------     -------      --------    ---------     --------    ---------
Operating income
 (loss).................     (3,913)      6,304         2,391      (19,403)      28,518        9,115
Interest and other
 income (expense).......     10,084         133        10,217       21,431        1,155       22,586
Interest expense and
 amortization of
 deferred financing
 costs..................    (53,217)    (12,281)      (65,498)    (136,560)     (37,427)    (173,987)
Provision for income
 taxes..................         (3)       (124)         (127)         (18)        (145)        (163)
Minority interests......        969        (917)           52        2,344       (4,150)      (1,806)
Extraordinary item......         --          --            --       (1,495)          --       (1,495)
                           --------     -------      --------    ---------     --------    ---------
Net loss................   $(46,080)    $(6,885)     $(52,965)   $(133,701)    $(12,049)   $(145,750)
                           ========     =======      ========    =========     ========    =========

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

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
Tower Cash Flow, for the three months ended
 September 30, 2000...............................     $25,142       $25,142
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended September 30, 2000.........................    $ 81,981      $ 88,917
Less: Tower Cash Flow, for the twelve months ended
 September 30, 2000...............................     (73,070)      (73,070)
Plus: four times Tower Cash Flow, for the three
 months ended September 30, 2000..................     100,568       100,568
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended September 30, 2000..................    $109,479      $116,415
                                                      ========      ========

4. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 10,000,000 shares authorized) consists of the following:

                                                      December 31, September 30,
                                                          1999         2000
                                                      ------------ -------------
                                                      (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares
 issued:
  December 31, 1999--226,745 and September 30, 2000--
   249,126 (stated at mandatory redemption and
   aggregate liquidation value)......................   $227,950     $250,450
8 1/4% Cumulative Convertible Redeemable Preferred
 Stock; shares issued:
  200,000 (stated net of unamortized value of
   warrants; mandatory redemption and aggregate
   liquidation value of $200,000)....................    194,973      195,280
6.25% Convertible Preferred Stock; shares issued:
 8,050,000 (stated net of
  unamortized issuance costs; mandatory redemption
   and aggregate liquidation value of $402,500)......         --      388,608
                                                        --------     --------
                                                        $422,923     $834,338
                                                        ========     ========

   On July 27, 2000, the Company sold shares of its common stock and preferred stock in concurrent underwritten public offerings (the "July 2000 Offerings"). The Company had granted the underwriters for the July 2000 Offerings over-allotment options to purchase additional shares in both offerings. On August 1, 2000, the over-allotment option for the preferred stock offering was exercised in full. As a result, the Company sold a total of 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share and received proceeds of $388,412,000 (after underwriting discounts of $14,088,000). The proceeds from the July 2000 Offerings will be used for general corporate purposes. See Note 5.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

5. Stockholders' Equity

 Disposition of the Company's Common Shares by France Telecom

   On July 5, 2000, TdF and an affiliate of TdF sold their remaining interests in the Company and CCUK to a third party. In connection with this disposition, the Company issued 17,443,500 shares of its Common Stock in exchange for TdF's 20% interest in CCUK (see Note 2). In June 2000, the outstanding shares of the Company's Class A Common Stock held by an affiliate of TdF were converted into 11,340,000 shares of the Company's Common Stock in connection with the sale of a portion of TdF's shares to a third party. Upon conversion of the Class A Common Stock, France Telecom relinquished its governance rights with respect to the Company and its subsidiaries.

 July 2000 Offerings

   On July 27, 2000, the Company sold shares of its common stock in the July 2000 Offerings (see Note 4). On August 1, 2000, the over-allotment option for the common stock offering was partially exercised. As a result, the Company sold a total of 12,084,200 shares of its common stock at a price of $29.50 per share and received proceeds of $342,225,000 (after underwriting discounts of $14,259,000).

6. Restructuring Charges

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                          Three Months
                                              Ended         Nine Months Ended
                                          September 30,       September 30,
                                        ------------------  -------------------
                                          1999      2000      1999      2000
                                        --------  --------  --------  ---------
                                        (In thousands of dollars, except per
                                                   share amounts)
Loss before extraordinary item and
 cumulative effect of change in
 accounting principle.................  $(27,067) $(52,965) $(61,390) $(144,255)
Dividends on preferred stock..........    (6,824)  (16,353)  (19,846)   (39,571)
                                        --------  --------  --------  ---------
Loss before extraordinary item and
 cumulative effect of change in
 accounting principle applicable to
 common stock for basic and diluted
 computations.........................   (33,891)  (69,318)  (81,236)  (183,826)
Extraordinary item....................        --        --        --     (1,495)
Cumulative effect of change in
 accounting principle.................        --        --    (2,414)        --
                                        --------  --------  --------  ---------
Net loss applicable to common stock
 for basic and diluted computations...  $(33,891) $(69,318) $(83,650) $(185,321)
                                        ========  ========  ========  =========
Weighted-average number of common
 shares outstanding during the period
 for basic and diluted computations
 (in thousands).......................   149,621   191,763   123,067    171,985
                                        ========  ========  ========  =========
Per common share--basic and diluted:..
  Loss before extraordinary item and
   cumulative effect of change in
   accounting principle...............  $  (0.23) $  (0.36) $  (0.66) $   (1.07)
  Extraordinary item..................        --        --        --      (0.01)
  Cumulative effect of change in
   accounting principle...............        --        --     (0.02)        --
                                        --------  --------  --------  ---------
  Net loss............................  $  (0.23) $  (0.36) $  (0.68) $   (1.08)
                                        ========  ========  ========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of September 30, 2000: (1) options to purchase 20,900,261 shares of common stock at exercise prices ranging from $-0- to $39.50 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

   The Company is presenting the financial results of CCAL as a reportable operating segment for periods subsequent to the purchase date (see Note 2). The financial results for the Company's operating segments are as follows:

                                     Three Months Ended September 30, 2000
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   51,007  $  2,325  $   47,503  $ 16,339  $      --   $  117,174
  Network services and
   other................     43,701        --       6,488     7,226         --       57,415
                         ----------  --------  ----------  --------  ---------   ----------
                             94,708     2,325      53,991    23,565         --      174,589
                         ----------  --------  ----------  --------  ---------   ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     47,140     1,231      27,046     9,959         --       85,376
General and
 administrative.........     11,914     1,504       1,154     2,066      1,558       18,196
Corporate development...         --        --          90        --      2,132        2,222
                         ----------  --------  ----------  --------  ---------   ----------
EBITDA..................     35,654      (410)     25,701    11,540     (3,690)      68,795
Non-cash compensation
 charges................         82        --         385        --        341          808
Depreciation and
 amortization...........     32,726     2,001      22,109     8,443        317       65,596
                         ----------  --------  ----------  --------  ---------   ----------
Operating income
 (loss).................      2,846    (2,411)      3,207     3,097     (4,348)       2,391
Interest and other
 income (expense).......        689       114          39        94      9,281       10,217
Interest expense and
 amortization of
 deferred financing
 costs..................    (13,201)      (46)     (7,783)   (4,498)   (39,970)     (65,498)
Provision for income
 taxes..................         (3)       --          --      (124)        --         (127)
Minority interests......       (155)    1,124          --      (917)        --           52
                         ----------  --------  ----------  --------  ---------   ----------
Net loss................ $   (9,824) $ (1,219) $   (4,537) $ (2,348) $ (35,037)  $  (52,965)
                         ==========  ========  ==========  ========  =========   ==========
Capital expenditures.... $  118,477  $  1,126  $   25,933  $ 23,762  $   9,102   $  178,400
                         ==========  ========  ==========  ========  =========   ==========
Total assets (at period
 end)................... $3,109,399  $133,308  $1,465,164  $782,325  $ 816,958   $6,307,154
                         ==========  ========  ==========  ========  =========   ==========
                                      Nine Months Ended September 30, 2000
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $  126,928  $  4,139  $  144,077  $ 45,274  $      --   $  320,418
  Network services and
   other................     87,846        --      18,764    20,130         34      126,774
                         ----------  --------  ----------  --------  ---------   ----------
                            214,774     4,139     162,841    65,404         34      447,192
                         ----------  --------  ----------  --------  ---------   ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     98,672     2,262      80,593    28,558         49      210,134
General and
 administrative.........     34,122     2,859       4,811     5,897      4,855       52,544
Corporate development...         --        --         660        --      5,755        6,415
                         ----------  --------  ----------  --------  ---------   ----------
EBITDA..................     81,980      (982)     76,777    30,949    (10,625)     178,099
Non-cash compensation
 charges................        149        --         449        --      1,021        1,619
Depreciation and
 amortization...........     84,389     3,292      54,309    24,450        925      167,365
                         ----------  --------  ----------  --------  ---------   ----------
Operating income
 (loss).................     (2,558)   (4,274)     22,019     6,499    (12,571)       9,115
Interest and other
 income (expense).......      3,401       341         365       790     17,689       22,586
Interest expense and
 amortization of
 deferred financing
 costs..................    (28,827)      (92)    (24,488)  (12,939)  (107,641)    (173,987)
Provision for income
 taxes..................        (18)       --         (21)     (124)        --         (163)
Minority interests......        255     2,089      (2,333)   (1,817)        --       (1,806)
Extraordinary item......     (1,495)       --          --        --         --       (1,495)
                         ----------  --------  ----------  --------  ---------   ----------
Net loss................ $  (29,242) $ (1,936) $   (4,458) $ (7,591) $(102,523)  $ (145,750)
                         ==========  ========  ==========  ========  =========   ==========
Capital expenditures.... $  283,103  $  1,566  $   69,525  $ 72,768  $  10,043   $  437,005
                         ==========  ========  ==========  ========  =========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                               Three Months Ended September 30, 1999
                         -----------------------------------------------------
                                                       Corporate
                                              Crown     Office    Consolidated
                          CCUSA      CCUK    Atlantic  and Other     Total
                         --------  --------  --------  ---------  ------------
                                     (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 19,549  $ 43,863  $12,220   $     --     $ 75,632
  Network services and
   other................   13,730     5,400    4,008        157       23,295
                         --------  --------  -------   --------     --------
                           33,279    49,263   16,228        157       98,927
                         --------  --------  -------   --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   13,943    23,091    7,487        125       44,646
General and
 administrative.........    7,887     1,672    1,802      1,173       12,534
Corporate development...       --        43       --      1,151        1,194
                         --------  --------  -------   --------     --------
EBITDA..................   11,449    24,457    6,939     (2,292)      40,553
Non-cash compensation
 charges................       --       161       --        340          501
Depreciation and
 amortization...........   15,195    16,283    8,073        299       39,850
                         --------  --------  -------   --------     --------
Operating income
 (loss).................   (3,746)    8,013   (1,134)    (2,931)         202
Interest and other
 income (expense).......        8       137      812      6,966        7,923
Interest expense and
 amortization of
 deferred financing
 costs..................   (1,189)   (7,301)  (4,145)   (21,871)     (34,506)
Provision for income
 taxes..................      (12)       --       --        (59)         (71)
Minority interests......       --    (1,012)     397         --         (615)
                         --------  --------  -------   --------     --------
Net loss................ $ (4,939) $   (163) $(4,070)  $(17,895)    $(27,067)
                         ========  ========  =======   ========     ========
Capital expenditures.... $ 36,991  $ 42,395  $ 6,579   $     98     $ 86,063
                         ========  ========  =======   ========     ========
                               Nine Months Ended September 30, 1999
                         -----------------------------------------------------
                                                       Corporate
                                              Crown     Office    Consolidated
                          CCUSA      CCUK    Atlantic  and Other     Total
                         --------  --------  --------  ---------  ------------
                                     (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 34,428  $124,600  $24,107   $     --     $183,135
  Network services and
   other................   27,615    14,866    4,507      1,440       48,428
                         --------  --------  -------   --------     --------
                           62,043   139,466   28,614      1,440      231,563
                         --------  --------  -------   --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   24,328    66,142   13,335      1,082      104,887
General and
 administrative.........   18,775     4,732    2,870      3,699       30,076
Corporate development...       --       731       --      3,403        4,134
                         --------  --------  -------   --------     --------
EBITDA..................   18,940    67,861   12,409     (6,744)      92,466
Restructuring charges...    1,814        --       --         --        1,814
Non-cash compensation
 charges................       67       608       --        997        1,672
Depreciation and
 amortization...........   25,231    47,404   15,862        872       89,369
                         --------  --------  -------   --------     --------
Operating income
 (loss).................   (8,172)   19,849   (3,453)    (8,613)        (389)
Interest and other
 income (expense).......     (450)      391    3,973      8,888       12,802
Interest expense and
 amortization of
 deferred financing
 costs..................   (2,999)  (19,828)  (8,070)   (41,451)     (72,348)
Provision for income
 taxes..................      (57)       --       --       (211)        (268)
Minority interests......       --    (2,608)   1,421         --       (1,187)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....   (2,014)       --       --       (400)      (2,414)
                         --------  --------  -------   --------     --------
Net loss................ $(13,692) $ (2,196) $(6,129)  $(41,787)    $(63,804)
                         ========  ========  =======   ========     ========
Capital expenditures.... $ 80,209  $125,034  $ 7,697   $    687     $213,627
                         ========  ========  =======   ========     ========

10. Subsequent Events

 Crown Atlantic

   In October 2000, BAM contributed an additional 79 of the Frontier towers in exchange for additional ownership interests of $21,725,000 from Crown Atlantic.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of September 30, 2000 and our consolidated results of operations for the three- and nine-month periods ended September 30, 1999 and 2000. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 Results of Operations

   In March 1999, we completed the formation of Crown Atlantic. In June and December of 1999, we completed the acquisition of towers from Powertel. During 1999, we completed the substantial portions of the transactions with BellSouth and BellSouth DCS. In January 2000, the formation of Crown Castle GT took place with the first closing of towers; additional closings took place from April through September of 2000. Finally, in April 2000, the first closing of towers took place for CCAL. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three and nine months ended September 30, 1999 are not comparable to the results of operations for the three and nine months ended September 30, 2000.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                             Three Months              Three Months           Nine Months Ended
                          Ended September 30,       Ended September 30,         September 30,     Nine Months Ended
                                 1999                      2000                     1999          September 30, 2000
                          -----------------------   -----------------------   ------------------  -------------------
                                        Percent                   Percent               Percent              Percent
                                        of Net                    of Net                 of Net               of Net
                           Amount      Revenues      Amount      Revenues      Amount   Revenues   Amount    Revenues
                          -----------  ----------   -----------  ----------   --------  --------  ---------  --------
                                                     (Dollars in thousands)
Net revenues:
 Site rental and
  broadcast
  transmission..........  $    75,632       76.5%   $   117,174       67.1%   $183,135    79.1%   $ 320,418    71.7%
 Network services and
  other.................       23,295       23.5         57,415       32.9      48,428    20.9      126,774    28.3
                          -----------   --------    -----------   --------    --------   -----    ---------   -----
   Total net revenues...       98,927      100.0        174,589      100.0     231,563   100.0      447,192   100.0
                          -----------   --------    -----------   --------    --------   -----    ---------   -----
Operating expenses:
 Costs of operations:
 Site rental and
  broadcast
  transmission..........       32,934       43.5         50,383       43.0      78,018    42.6      139,233    43.5
 Network services and
  other.................       11,712       50.3         34,993       60.9      26,869    55.5       70,901    55.9
                          -----------               -----------               --------            ---------
   Total costs of
    operations..........       44,646       45.1         85,376       48.9     104,887    45.3      210,134    47.0
 General and
  administrative........       12,534       12.7         18,196       10.4      30,076    13.0       52,544    11.8
 Corporate
  development...........        1,194        1.2          2,222        1.3       4,134     1.8        6,415     1.4
 Restructuring
  charges...............           --         --             --         --       1,814     0.8           --      --
 Non-cash compensation
  charges...............          501        0.5            808        0.4       1,672     0.7        1,619     0.4
 Depreciation and
  amortization..........       39,850       40.3         65,596       37.6      89,369    38.6      167,365    37.4
                          -----------   --------    -----------   --------    --------   -----    ---------   -----
Operating income
 (loss).................          202        0.2          2,391        1.4        (389)   (0.2)       9,115     2.0
Other income (expense):
 Interest and other
  income (expense)......        7,923        8.0         10,217        5.8      12,802     5.5       22,586     5.1
 Interest expense and
  amortization of
  deferred financing
  costs.................      (34,506)     (34.9)       (65,498)     (37.5)    (72,348)  (31.2)    (173,987)  (38.9)
                          -----------   --------    -----------   --------    --------   -----    ---------   -----
Loss before income
 taxes, minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      (26,381)     (26.7)       (52,890)     (30.3)    (59,935)  (25.9)    (142,286)  (31.8)
Provision for income
 taxes..................          (71)      (0.1)          (127)      (0.1)       (268)   (0.1)        (163)   (0.1)
Minority interests......         (615)      (0.6)            52        0.1      (1,187)   (0.5)      (1,806)   (0.4)
                          -----------   --------    -----------   --------    --------   -----    ---------   -----
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      (27,067)     (27.4)       (52,965)     (30.3)    (61,390)  (26.5)    (144,255)  (32.3)
Extraordinary loss on
 early extinguishment of
 debt...................           --         --             --         --          --      --       (1,495)   (0.3)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....           --         --             --         --      (2,414)   (1.1)          --      --
                          -----------   --------    -----------   --------    --------   -----    ---------   -----
Net loss................  $   (27,067)     (27.4)%  $   (52.965)     (30.3)%  $(63,804)  (27.6)%  $(145,750)  (32.6)%
                          ===========   ========    ===========   ========    ========   =====    =========   =====

 Comparison of Three Months Ended September 30, 2000 and 1999

   Consolidated revenues for the three months ended September 30, 2000 were $174.6 million, an increase of $75.7 million from the three months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $41.5 million, or 54.9%, increase in site rental and broadcast transmission revenues, of which $3.6 million was attributable to CCUK, $4.1 million was attributable to Crown Atlantic, $2.3 million was attributable to CCAL and $31.5 million was attributable to CCUSA,

  (2) a $30.0 million increase in network services and other revenues from CCUSA,

  (3) a $1.1 million increase in network services and other revenues from CCUK, and

  (4) a $3.2 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for the three months ended September 30, 2000 were $85.4 million, an increase of $40.7 million from the three months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $17.4 million increase in site rental and broadcast transmission costs, of which $1.5 million was attributable to CCUK, $0.9 million was attributable to Crown Atlantic, $1.2 million was attributable to CCAL and $13.8 million was attributable to CCUSA,

  (2) a $19.4 million increase in network services costs related to CCUSA,

  (3) a $2.4 million increase in network services costs from CCUK, and

  (4) a $1.6 million increase in network services costs from Crown Atlantic.

   Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 43.0% for the three months ended September 30, 2000 from 43.5% for the three months ended September 30, 1999 because of higher margins attributable to the CCUK and Crown Atlantic operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 60.9% for the three months ended September 30, 2000 from 50.3% for the three months ended September 30, 1999, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the three months ended September 30, 2000 were $18.2 million, an increase of $5.7 million from the three months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $4.0 million increase in expenses related to the CCUSA operations,

  (2) a $0.3 million increase in expenses at Crown Atlantic,

  (3) a $0.4 million increase in expenses at our corporate office, and

  (4) $1.5 million in expenses at CCAL, partially offset by

  (5) a $0.5 million decrease in expenses at CCUK.

   General and administrative expenses as a percentage of revenues decreased for the three months ended September 30, 2000 to 10.4% from 12.7% for the three months ended September 30, 1999 because of lower overhead costs as a percentage of revenues for CCUK, Crown Atlantic and CCUSA.

   Corporate development expenses for the three months ended September 30, 2000 were $2.2 million, compared to $1.2 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in expenses at our corporate office.

   For the three months ended September 30, 2000, we recorded non-cash compensation charges of $0.8 million related to the issuance of stock options to certain employees and executives, compared to $0.5 million for the three months ended September 30, 1999.

   Depreciation and amortization for the three months ended September 30, 2000 was $65.6 million, an increase of $25.7 million from the three months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $5.8 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) $2.0 million of depreciation and amortization related to the property and equipment from CCAL, and

  (3) a $17.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the three months ended September 30, 2000 resulted primarily from the investment of the net proceeds from our recent offerings (see "-Liquidity and Capital Resources").

   Interest and other income (expense) for the three months ended September 30, 1999 resulted primarily from:

  (1) the investment of the remaining portion of the cash contribution from the formation of Crown Atlantic in March 1999, and

  (2) the investment of the net proceeds from our securities offerings in 1999, partially offset by

  (3) costs incurred in connection with unsuccessful acquisition attempts and an offering of common stock by one of our shareholders.

   Interest expense and amortization of deferred financing costs for the three months ended September 30, 2000 was $65.5 million, an increase of $31.0 million, or 89.8%, from the three months ended September 30, 1999. This increase was primarily attributable to interest on indebtedness at CCUSA, amortization of the original issue discount on the 11 1/4% discount notes, and interest on the 9 1/2% senior notes and the 10 3/4% senior notes (see "-- Liquidity and Capital Resources").

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 41.5% interest in Crown Atlantic's operations, the minority partner's 17.5% interest in Crown Castle GT's operations and the minority shareholder's 33.3% interest in CCAL's operations.

 Comparison of Nine Months Ended September 30, 2000 and 1999

   Consolidated revenues for the nine months ended September 30, 2000 were $447.2 million, an increase of $215.6 million from the nine months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $137.3 million, or 75.0%, increase in site rental and broadcast transmission revenues, of which $19.5 million was attributable to CCUK, $21.2 million was attributable to Crown Atlantic, $4.1 million was attributable to CCAL and $92.5 million was attributable to CCUSA,

  (2) a $60.2 million increase in network services and other revenues from CCUSA,

  (3) a $3.9 million increase in network services and other revenues from CCUK, and

  (4) a $15.6 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for the nine months ended September 30, 2000 were $210.1 million, an increase of $105.2 million from the nine months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $61.2 million increase in site rental and broadcast transmission costs, of which $9.6 million was attributable to CCUK, $7.6 million was attributable to Crown Atlantic, $2.3 million was attributable to CCAL and $41.8 million was attributable to CCUSA,

  (2) a $32.6 million increase in network services costs related to CCUSA,

  (3) a $4.9 million increase in network services costs from CCUK, and

  (4) a $7.6 million increase in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 43.5% for the nine months ended September 30, 2000 from 42.6% for the nine months ended September 30, 1999 because of lower margins attributable to the CCUK, CCAL and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 55.9% for the nine months ended September 30, 2000 from 55.5% for the nine months ended September 30, 1999, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the nine months ended September 30, 2000 were $52.5 million, an increase of $22.5 million from the nine months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $15.3 million increase in expenses related to the CCUSA operations,

  (2) a $1.2 million increase in expenses at our corporate office,

  (3) a $3.0 million increase in expenses at Crown Atlantic,

  (4) a $0.1 million increase in expenses at CCUK, and

  (5) $2.9 million in expenses at CCAL.

   General and administrative expenses as a percentage of revenues decreased for the nine months ended September 30, 2000 to 11.8% from 13.0% for the nine months ended September 30, 1999 because of lower overhead costs as a percentage of revenues for CCUSA, CCUK and Crown Atlantic.

   Corporate development expenses for the nine months ended September 30, 2000 were $6.4 million, compared to $4.1 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in expenses at our corporate office.

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

   For the nine months ended September 30, 2000, we recorded non-cash compensation charges of $1.6 million related to the issuance of stock options to certain employees and executives, compared to $1.7 million for the nine months ended September 30, 1999.

   Depreciation and amortization for the nine months ended September 30, 2000 was $167.4 million, an increase of $78.0 million from the nine months ended September 30, 1999. This increase was primarily attributable to:

  (1) a $6.9 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) an $8.6 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) $3.3 million of depreciation and amortization related to the property and equipment from CCAL, and

  (4) a $59.2 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the nine months ended September 30, 2000 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings (see "- Liquidity and Capital Resources") and

  (2) a gain recognized upon the disposition of an investment in an affiliate.

   Interest and other income (expense) for the nine months ended September 30, 1999 resulted primarily from:

  (1) the investment of the net proceeds from our securities offerings in 1998 and 1999, partially offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts and an offering of common stock by one of our shareholders, and

  (3) a loss incurred upon the disposition of an investment in an affiliate.

   Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2000 was $174.0 million, an increase of $101.6 million, or 140.5%, from the nine months ended September 30, 1999. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9% senior notes, the 9 1/2% senior notes and the 10 3/4% senior notes, and the write-off of unamortized deferred financing costs related to the term loans (see "-- Liquidity and Capital Resources").

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 41.5% interest in Crown Atlantic's operations, the minority partner's 17.5% interest in Crown Castle GT's operations and the minority shareholder's 33.3% interest in CCAL's operations.

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

   For the nine months ended September 30, 1999 and 2000, our net cash provided by operating activities was $75.7 million and $117.6 million, respectively. For the nine months ended September 30, 1999 and 2000, our net cash provided by financing activities was $1,437.0 million and $1,690.4 million, respectively. Our primary financing-related activities in the first nine months of 2000 included the following:

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

   Capital expenditures were $437.0 million for the nine months ended September 30, 2000, of which $10.0 million were for CCIC, $283.1 million were for CCUSA, $72.8 million were for Crown Atlantic, $69.5 million were for CCUK and $1.6 million were for CCAL. We anticipate that we will build, through the end of 2000, approximately 900 towers in the United States at a cost of approximately $225.0 million and approximately 270 towers in the United Kingdom at a cost of approximately $45.0 million. We also expect that the capital expenditure requirements related to the roll-out of digital broadcast transmission in the United Kingdom will be approximately (Pounds)17.5 million ($25.9 million).

   In addition to capital expenditures in connection with build-to-suits, we expect to apply a significant amount of capital to finance the remaining cash portion of the consideration being paid in connection with the recent and agreed to transactions discussed below.

   In connection with the BellSouth transaction, through September 2000, we have issued approximately 9.0 million shares of our common stock and paid BellSouth $429.8 million in cash.

   In connection with the BellSouth DCS transaction, through September 2000, we have paid BellSouth DCS $299.8 million in cash.

   On November 7, 1999, we entered into an agreement with GTE to form a joint venture to own and operate a significant majority of GTE's towers. The agreement contemplates that the transaction will be completed in multiple closings during 2000. On January 31, 2000, the formation of the joint venture took place in connection with the first such closing of towers. During the course of the multiple closings, (1) we will contribute an aggregate of approximately $825.0 million (of which up to $100.0 million can be in shares of our common stock, with the balance in cash) in exchange for a majority ownership interest in the joint venture, and (2) GTE will contribute approximately 2,300 towers in exchange for cash distributions aggregating approximately $800.0 million (less any amount contributed in the form of our common stock) from the joint venture and a minority ownership interest in the joint venture. Upon dissolution of the joint venture, GTE will receive (1) any shares of our common stock contributed to the joint venture and (2) a payment equal to approximately 11.4% of the fair market value of the joint venture's other net assets; we will then receive the remaining assets and liabilities of the joint venture. We are accounting for our investment in the GTE joint venture as a purchase of tower assets, and are including the joint venture's results of operations and cash flows in our consolidated financial statements for periods subsequent to formation. Upon entering into this agreement, we placed $50.0 million into an escrow account. At the January 31, 2000 closing, we contributed $223.9 million in cash to the joint venture, and GTE contributed 637 towers in exchange for a cash distribution of $198.9 million from the joint venture. On April 3, 2000, we contributed $479.7 million in cash and 5.1 million shares of our common stock to the joint venture, and GTE contributed 1,607 towers in exchange for a cash distribution of $479.7 million from the joint venture. The funds in the escrow account were used to pay $50.0 million of our cash contribution. A portion of our remaining cash contribution was financed with the net proceeds from borrowings under term loans (as discussed above). In June 2000, we contributed $13.2 million in cash, and GTE contributed 39 towers in exchange for a cash distribution of $13.2 million from the joint venture.

   In addition to the approximately 2,300 towers to be contributed pursuant to the formation agreement, GTE had the right to contribute certain additional towers to the joint venture, including towers acquired by GTE from Ameritech, on terms substantially similar to those in the formation agreement. In April 2000, we agreed with GTE that the Ameritech towers would be contributed to the joint venture. In August and September 2000, we contributed $181.6 million in cash, and GTE contributed 497 of the Ameritech towers in exchange for a cash distribution of $181.6 million from Crown Castle GT.

   In March 2000, CCAL (our 66.7% owned subsidiary) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus. The total purchase price for the towers will be approximately $135.0 million in cash (Australian $220.0 million). We are accounting for our investment in CCAL as a purchase of tower assets, and are including CCAL's results of operations and cash flows in our consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. We contributed $90.8 million in cash (Australian $147.5 million) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $103.5 million (Australian $168.1 million) to Optus. In May and June of 2000, CCAL made additional payments to Optus amounting to $6.9 million (Australian $11.6 million). In August and September of 2000, CCAL made additional payments to Optus amounting to $4.8 million (Australian $8.7 million). We expect to use borrowings under our 2000 credit facility to finance our remaining portion of the cash purchase price for this transaction.

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

   As of September 30, 2000, we had consolidated cash and cash equivalents of $816.9 million (including $42.1 million at CCUSA, $7.5 million at CCUK, $20.3 million at CCAL and $1.0 million at Crown Atlantic), consolidated long-term debt of $2,564.9 million, consolidated redeemable preferred stock of $834.3 million and consolidated stockholders' equity of $2,456.1 million.

   As of November 1, 2000, Crown Atlantic had unused borrowing availability under its credit facility of approximately $11.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)55.0 million ($81.3 million). As of November 1, 2000, our subsidiaries had approximately $440.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                            September 30, 2000
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  808,355   $    8,583   $        --   $  816,938
Other current assets.....      132,534       75,701            --      208,235
Property and equipment,
 net.....................    2,872,274    1,208,839            --    4,081,113
Investments in
 Unrestricted
 Subsidiaries............    1,492,878           --    (1,492,878)          --
Goodwill and other
 intangible assets, net..      155,604      935,983            --    1,091,587
Other assets, net........       90,898       18,383            --      109,281
                            ----------   ----------   -----------   ----------
                            $5,552,543   $2,247,489   $(1,492,878)  $6,307,154
                            ==========   ==========   ===========   ==========
Current liabilities......   $  145,983   $   97,394   $        --   $  243,377
Long-term debt...........    2,024,054      540,842            --    2,564,896
Other liabilities........       19,063       63,907            --       82,970
Minority interests.......       73,000       52,468            --      125,468
Redeemable preferred
 stock...................      834,338           --            --      834,338
Stockholders' equity.....    2,456,105    1,492,878    (1,492,878)   2,456,105
                            ----------   ----------   -----------   ----------
                            $5,552,543   $2,247,489   $(1,492,878)  $6,307,154
                            ==========   ==========   ===========   ==========

                         Three Months Ended September 30, 2000   Nine Months Ended September 30, 2000
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $ 97,033     $77,556      $174,589    $ 218,947     $228,245    $ 447,192
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     48,371      37,005        85,376      100,983      109,151      210,134
General and
 administrative.........     14,976       3,220        18,196       41,836       10,708       52,544
Corporate development...      2,132          90         2,222        5,755          660        6,415
Non-cash compensation
 charges................        423         385           808        1,170          449        1,619
Depreciation and
 amortization...........     35,044      30,552        65,596       88,606       78,759      167,365
                           --------     -------      --------    ---------     --------    ---------
Operating income
 (loss).................     (3,913)      6,304         2,391      (19,403)      28,518        9,115
Interest and other
 income (expense).......     10,084         133        10,217       21,431        1,155       22,586
Interest expense and
 amortization of
 deferred financing
 costs..................    (53,217)    (12,281)      (65,498)    (136,560)     (37,427)    (173,987)
Provision for income
 taxes..................         (3)       (124)         (127)         (18)        (145)        (163)
Minority interests......        969        (917)           52        2,344       (4,150)      (1,806)
Extraordinary item......         --          --            --       (1,495)          --       (1,495)
                           --------     -------      --------    ---------     --------    ---------
Net loss................   $(46,080)    $(6,885)     $(52,965)   $(133,701)    $(12,049)   $(145,750)
                           ========     =======      ========    =========     ========    =========

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

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
Tower Cash Flow, for the three months ended
 September 30, 2000...............................    $ 25,142      $ 25,142
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended September 30, 2000.........................    $ 81,981      $ 88,917
Less: Tower Cash Flow, for the twelve months ended
 September 30, 2000...............................     (73,070)      (73,070)
Plus: four times Tower Cash Flow, for the three
 months ended September 30, 2000..................     100,568       100,568
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended September 30, 2000..................    $109,479      $116,415
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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt the requirements of SFAS 133 as of January 1, 2001. The Company estimates that the adoption of SFAS 133 will result in a net transition adjustment gain of approximately $3.0 million in accumulated other comprehensive income, and the recognition of approximately $3.0 million of derivative instrument assets. The estimated amount for this transition adjustment is based on current fair value measurements, and such measurements could be substantially different at the date of adoption of SFAS 133. As such, the transition adjustment recorded on that date could be substantially different from this estimated amount. The Company also expects that the adoption of SFAS 133 will increase the volatility of other comprehensive income as reported in its future financial statements.

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

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   On February 2, 2000, April 20, 2000 and September 1, 2000, the Company issued 441,925, 441,926 and 402,643 unregistered shares of common stock, respectively, to an affiliate of BellSouth Corporation in connection with closings relating to the BellSouth transaction. The agreement of sublease relating to the BellSouth transaction will close in a series of closings, with approximately 30% of the consideration being paid with our common stock. As of November 1, 2000, we have issued a total of 9,015,281 shares of common stock to BellSouth in connection with closings relating to the BellSouth transaction. We contemplate that a total of up to 9.1 million shares of our common stock will be issued to BellSouth in connection with the BellSouth transaction. The shares were issued in exempt transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

   On September 1, 2000, in connection with the acquisition of Tacit Communications, Inc. by the Company, the Company issued 336,600 unregistered shares of common stock to the prior shareholders of Tacit Communications, Inc. The shares were issued in an exempt transaction pursuant to Rule 506 of Regulation D promulgated under the Act.

   On October 6, 2000, in connection with the acquisition of SiteSafe, Inc. by the Company, the Company issued 1,043,320 unregistered shares of common stock to the prior shareholders of SiteSafe, Inc. The shares were issued in an exempt transaction pursuant to Rule 506 of Regulation D promulgated under the Act.

   On September 5, 2000, pursuant to cashless exercises of warrants, 23,269, 28,582, and 3,826 unregistered shares of common stock were issued to Berkshire Fund IV, Limited Partnership; Berkshire Fund III, A Limited Partnership; and Berkshire Investors LLC, respectively. The shares issued to the Berkshire entities were issued in exempt transactions pursuant to Section 4(2) of the Act.

   On September 22, 2000, pursuant to cashless exercises of warrants, 98,089 unregistered shares of common stock were issued to New York Life Insurance Company. The shares were issued in exempt transactions pursuant to Section 4(2) of the Act.

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

                                          Crown Castle International Corp.

Date: November 13, 2000                         /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                                 Senior Vice President,
                                               Chief Financial Officer and
                                                        Treasurer
                                              (Principal Financial Officer)

Date: November 13, 2000                         /s/ Wesley D. Cunningham
                                          By: _________________________________
                                                  Wesley D. Cunningham
                                                 Senior Vice President,
                                              Chief Accounting Officer and
                                                  Corporate Controller
                                             (Principal Accounting Officer)