Form 10-K
period 2000-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2001-03-30
CIK 1051470

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

      Title of Each Class of
      Securities Registered
   Pursuant to Section 12(g) of
   the Securities Exchange Act
             of 1934                Name of Exchange on Which Registered
   ----------------------------   -----------------------------------------
   Common Stock, $.01 par value   The NASDAQ Stock Market's National Market

   Rights to Purchase Series A    The NASDAQ Stock Market's National Market
           Participating
    Cumulative Preferred Stock

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act
                                of 1934: NONE.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,263.9 million as of March 15, 2001 based on the NASDAQ closing price of $17.00 per share.

                   Applicable Only to Corporate Registrants

   As of March 15, 2001, there were 213,363,148 shares of Common Stock outstanding and 0 shares of Class A Common Stock outstanding.

                      Documents Incorporated by Reference

   The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CROWN CASTLE INTERNATIONAL CORP.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   30
 Item 3.  Legal Proceedings.............................................   31
 Item 4.  Submissions of Matters to a Vote of Security Holders..........   31

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   31
 Item 6.  Selected Financial Data.......................................   32
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   34
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   50
 Item 8.  Financial Statements and Supplementary Data...................   51
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   87

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............   87
 Item 11. Executive Compensation........................................   87
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   87
 Item 13. Certain Relationships and Related Transactions................   87

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   87

PRELIMINARY NOTE: This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Purposes of Forward-Looking Statements" and "Item 1. Business--Risk Factors" for descriptions of important factors which could cause actual results to differ materially from those contained in the forward-looking statements.

                                    PART I

Item 1. Business

Overview

   We are a leading owner and operator of towers and transmission networks for wireless communications and broadcast transmission companies. As of December 31, 2000, we owned, leased or managed 12,918 towers and rooftops, including 9,872 sites in the United States and Puerto Rico, 2,330 sites in the United Kingdom and 716 sites in Australia. Our customers currently include many of the world's major wireless communications and broadcast companies, including Verizon, Cingular, Nextel, Sprint PCS, AT&T Wireless, Cable & Wireless Optus, Vodafone, BT Cellnet, One 2 One, Hutchison and the British Broadcasting Corporation.

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

  . the introduction of wireless technologies including broadband data, or "3G" technology.

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

   Our primary business in the United States is the leasing of antenna space to wireless carriers. We believe that by owning and managing large tower clusters we are able to offer customers the ability to fulfill rapidly and efficiently their network expansion plans across particular markets or regions. Our acquisition strategy has been focused on adding tower clusters to our tower portfolio. As of December 31, 2000, we had tower clusters in 34 of the 50 largest U.S. metropolitan areas, and 68 of the 100 largest U.S. metropolitan areas.

   Our primary business in the United Kingdom, which is conducted through our subsidiary Crown Castle UK Holdings Limited, or "CCUK", is the operation of television and radio broadcast transmission networks and the leasing of antenna space to wireless carriers. Following our 1997 acquisition of the BBC's broadcast and tower infrastructure, we were awarded long-term contracts to provide the BBC and other broadcasters analog and digital transmission services. We also lease antenna space to wireless operators in the United Kingdom on the towers we acquired from the BBC, as well as on various towers that we acquired from wireless carriers or that we have constructed. We have nationwide broadcast and wireless coverage in the United Kingdom.

   In November 2000, CCUK entered into an agreement with British Telecommunications plc, or "British Telecom", to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We expect to invest approximately $325 million over the next two years developing the British Telecom site portfolio for the deployment of 3G wireless services. See "Business--Recent and Agreed to Transactions--British Telecom Agreement".

   In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited, or "Hutchison", whereby Hutchison will lease space on a minimum of 4,000 CCUK sites throughout the United Kingdom. See "Business--Recent and Agreed to Transactions--Hutchison 3G UK Limited Agreement". In addition, in February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom with a minimum take up of 1,500 additional sites by the end of 2003. See "Business--Recent and Agreed to Transactions--BT Cellnet Agreement".

   Our primary business in Australia, which is conducted through Crown Castle Australia Pty Limited, or "CCAL", is the leasing of antenna space to wireless carriers. We currently operate 716 towers in Australia that we purchased from Cable & Wireless Optus during 2000. Further, in December 2000, CCAL entered into a definitive agreement to purchase approximately 670 wireless communications towers from Vodafone Australia for approximately $130 million (Australian $240 million). The transaction is expected to close during 2001. Giving effect to this transaction, CCAL will operate approximately 1,380 towers in Australia with a strategic presence in all of Australia's licensed regions including Sydney, Melbourne, Brisbane, Adelaide and Perth. CCAL is owned 66.7% by us and 33.3% by Permanent Nominees (Aust) Ltd on behalf of a group of professional and institutional investors lead by Jump Capital Limited. See "Business--Recent and Agreed to Transactions--Vodafone Transaction".

   We believe our towers are attractive to a diverse range of wireless communications industries, including personal communications services, cellular, enhanced specialized mobile radio, specialized mobile radio, paging, and fixed microwave, as well as radio and television broadcasting. In the United States our major customers include Verizon, Cingular, Powertel, Nextel, Sprint PCS and AT&T Wireless. In the United Kingdom our major customers include the BBC, BT Cellnet, NTL, ONdigital, One 2 One, Orange, Virgin Radio and Hutchison. Our principal customers in Australia are Cable & Wireless Optus, Vodafone Australia, OneTel and Hutchison Australia.

   We are continuing our ongoing construction program to enhance our tower portfolios. In 2000, we constructed 1,178 towers. In 2001, we plan to construct approximately 1,500 towers, at an estimated aggregate cost of approximately $330 million, for lease to wireless carriers such as Verizon, Cingular, Nextel, Hutchison and BT Cellnet. The actual number of towers built may vary depending on acquisition opportunities and potential build-to-suit contracts from large wireless carriers.

Growth Strategy

   Our objective is to become the premier global owner and operator of tower and transmission networks for wireless communications and broadcast companies. We believe our experience in expanding and marketing our tower clusters, as well as our experience in owning and operating analog and digital transmission networks, positions us to accomplish this objective. The key elements of our business strategy are to:

  . Maximize Utilization of Our Tower Capacity. We are seeking to take advantage of the substantial operating leverage of our site rental business by increasing the number of antenna leases on our owned and managed communications sites. Many of our towers have significant capacity available for additional antenna space rental, and increased utilization of that tower capacity can be achieved at low incremental cost. We believe there is substantial demand for such capacity both from existing carriers and broadcasters and from new carriers and broadcasters. We also believe that the extra capacity on our tower portfolios will be highly desirable to new entrants into the wireless communications industry. Such carriers are able to launch service quickly and relatively inexpensively by designing the deployment of their networks based on our attractive existing tower portfolios. Further, we intend to continue to selectively build and acquire additional towers to improve the coverage of our existing tower portfolios to further increase their attractiveness. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our existing, newly constructed and acquired towers.

  . Utilize the Expertise of our U.S., U.K. and Australian Personnel to Capture Global Growth Opportunities. We are seeking to leverage the skills of our personnel in the United States, the United Kingdom and Australia. We believe that our ability to manage networks, including the transmission of signals, will be an important competitive advantage in our pursuit of global growth opportunities, as evidenced by our transactions with the BBC, One 2 One, Verizon Communications, BellSouth, Powertel and Cable & Wireless Optus and our agreement to acquire and operate the tower network of Vodafone Australia. With our wireless communications and broadcast transmission network design and radio frequency engineering expertise, we are well positioned to (1) partner with major wireless carriers to assume ownership of their existing towers, (2) provide build-to-suit towers for wireless carriers and broadcasters, (3) acquire existing broadcast transmission networks that are being privatized around the world, (4) manage and operate wireless networks, and (5) deploy new wireless technologies.

  . Partner with Wireless Carriers to Assume Ownership of their Existing Towers. In addition to our two joint ventures with Verizon Communications (via its indirect subsidiaries Bell Atlantic Mobile, Inc. and GTE Wireless, Inc.) and the BellSouth and BellSouth DCS transactions, we continue to seek partnership opportunities with other major wireless carriers to assume ownership of their existing towers directly or through joint ventures or to control their towers through contractual arrangements. We believe the primary criteria of such carriers in selecting a company to own and operate their wireless communications infrastructure is the company's perceived capability to maintain the integrity of their networks, including their transmission signals. Therefore, we believe that those companies with a proven track record of providing end-to-end services will be best positioned to successfully acquire access to such wireless communications infrastructure. We believe that similar opportunities exist globally as the wireless communications industry further expands, as evidenced by our acquisition and operation of the tower networks of Cable & Wireless Optus and Vodafone Australia in Australia and the turnkey deployment of One 2 One's wireless network in Northern Ireland.

  . Build New Towers for Wireless Carriers. As wireless carriers continue to expand and fill in their service areas and to deploy new technologies, they will require additional communications sites and will have to build new towers where multi-tenant towers are not available. We are pursuing these build-to-suit opportunities to build new towers for wireless carriers, leveraging on our ability to offer a wide range of related services.

  . Acquire Existing Broadcast Transmission Networks. In 1997, CCUK successfully acquired the privatized U.K. broadcast transmission network of the BBC. In addition, we have implemented the roll-out of digital television transmission services throughout the United Kingdom. As a result of this experience, we are well positioned to acquire other state-owned analog and digital broadcast transmission networks globally when opportunities arise. These state-owned broadcast transmission networks typically enjoy premier sites giving an acquiror the ability to offer unused antenna capacity to new and existing radio and television broadcasters and wireless carriers, as well as to install new technologies such as digital terrestrial transmission services. In addition, our experience in broadcast transmission services allows us to consider, when attractive opportunities arise, acquiring wireless transmission networks as well as associated wireless communications infrastructure. We are currently pursuing certain international acquisition and privatization opportunities.

The Company

   We operate our business through our subsidiaries. Crown Castle Operating Company and its wholly owned subsidiaries, together with our two joint ventures with Verizon Communications are our principal U.S. operating subsidiaries. CCUK is our principal U.K. operating subsidiary, and CCAL, which is owned 66.7% by us and 33.3% by Permanent Nominees (Aust) Ltd on behalf of a group of professional and institutional investors lead by Jump Capital Limited, is our principal Australian operating subsidiary. We also use subsidiaries to hold the assets we acquire or control as a result of various transactions we may engage in from time to time.

 U.S. Operations

  Overview

   Our primary business in the United States is the leasing of antenna space on multiple tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we maintain in-house expertise in, and offer our customers, infrastructure and network support services that include network design and site selection, site acquisition, site development and construction and antenna installation.

   We lease antenna space to our customers on our owned, leased and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site rental leases that generally range in length from three to five years. Our U.S. customers include such companies as Verizon, Cingular, Powertel, Nextel, Sprint PCS, AT&T Wireless, Motorola and Skytel. We also provide tower space to private network operators and various federal and local government agencies, such as the FBI, the IRS, the DEA and the U.S. Postal Service.

   At December 31, 2000, we owned or managed 9,872 sites, including 107 rooftop sites, in the United States and Puerto Rico. These towers and rooftop sites are located predominantly in the eastern, midwestern and southwestern United States, along with Puerto Rico. A substantial number of our towers were acquired through transactions consummated within the past two years.

   Through the Powertel acquisition, which closed in June 1999, we control and operate 672 towers. These towers represent substantially all of Powertel's owned towers in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are clustered in seven southeastern states providing coverage of such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast. These towers are complementary to BellSouth's 850 MHZ tower portfolio in the southeast and have minimal coverage overlap. Substantially all of these towers are over 100 feet tall and can accommodate multiple tenants.

   Through the BellSouth and BellSouth DCS transactions, which were substantially completed in September 2000, we control and operate 2,703 towers. These towers represent (1) substantially all of the towers in BellSouth's 850 MHZ wireless network in the southeastern and midwestern United States providing coverage of 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis and (2) substantially all of the towers in BellSouth DCS's 1.9 GHz wireless network in North Carolina, South Carolina, east Tennessee and parts of Georgia. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   Our joint venture with Bell Atlantic Mobile (an indirect subsidiary of Verizon Communications) controlled and operated 1,921 towers as of December 31, 2000. Through our joint venture with GTE Wireless (also an indirect subsidiary of Verizon Communications), we now control and operate 2,843 towers, including 497 towers which had been acquired by GTE Wireless from Ameritech Corp. These towers represent substantially all the towers now used in the 850 MHz wireless network of Verizon Communications' wireless business in the eastern, midwestern and southwestern United States and provide coverage of 22 of the top 50 U.S. metropolitan areas, including New York, Chicago, Houston, Washington, D.C., Philadelphia, Boston, and Phoenix. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants. We currently own 56.87% of the joint venture with Bell Atlantic Mobile, and Bell Atlantic Mobile owns the remaining 43.13%. We currently own 81.98% of the joint venture with GTE Wireless, and GTE Wireless owns the remaining 18.02%. GTE Wireless has the right to contribute certain additional towers to the joint venture on terms substantially similar to the formation agreement, including (1) currently owned towers not contributed pursuant to the formation agreement or (2) towers subsequently acquired in cellular or PCS markets east of the Mississippi.

   Each of the joint ventures with Verizon Communications entered into master build-to-suit agreements under which each joint venture will build and own up to 500 additional towers to be built for the wireless communications business of Verizon Communications, which does business as Verizon Wireless, over a five-year period. In addition, following the building of such 500 sites, the Bell Atlantic Mobile joint venture will have a right of first refusal to construct up to the next 200 towers to be built for Verizon Wireless. The number of towers built under the GTE Wireless build-to-suit agreement is reduced by the number of certain towers built under the build-to-suit agreement with the Bell Atlantic Mobile joint venture and certain other tower builds. Further, we have entered into similar agreements with BellSouth, as part of the BellSouth transaction, to construct at least 500 towers on behalf of BellSouth in the region covered by that transaction over the five year period following the initial closing of that transaction. As of March 1, 2001, we had built approximately 70, 273 and 113 towers under each of the build-to-suit agreements with the GTE Wireless joint venture, the Bell Atlantic Mobile joint venture and BellSouth, respectively.

   We are seeking to enter into arrangements with other wireless carriers and independent tower operators to acquire additional tower portfolios. However, we believe that acquisitions from major carriers in the United States are substantially complete.

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

   Tower Site Rental. We lease space to our customers on our owned and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site leases. In the United States, the majority of our outstanding customer leases, and the new leases typically entered into by us, have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based on the Consumer Price Index. The lease agreements relating to network acquisitions generally have a base term of ten years, with multiple renewal options, each typically ranging from five to ten years.

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

   We have existing master lease agreements with most major wireless carriers, including AT&T Wireless, Cingular, Verizon, Nextel and Sprint PCS, which provide certain terms (including economic terms) that govern new leases entered into by such parties during the term of their master lease agreements. We believe that our strategic clusters of towers will cause the master lease agreements to cover numerous towers as both incumbent and insurgent carriers expand. These master lease agreements typically have an initial lease term of ten years, with multiple renewal options, each typically ranging from five to ten years.

   We have significant site rental opportunities in connection with our larger tower acquisition transactions as a result of the fact that such transactions usually involve a master lease agreement of some type with the transferring carrier and the opportunity to lease additional space with other carriers. For example, in connection with each of the joint ventures with Verizon Communications, we entered into a master lease agreement under which its domestic wireless businesses lease antenna space on the towers transferred to the joint ventures, as well as the towers built under the build-to-suit agreements. Also, in connection with the BellSouth and BellSouth DCS transactions, we are paid a monthly site maintenance fee from BellSouth for its use or maintenance of space on the towers we control. Further, in connection with the Powertel acquisition, we entered into an agreement under which the sellers rent space on the towers we acquired from them. In each of these transactions, we are permitted to lease additional space on the towers to third parties.

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

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. While we maintain sophisticated network design services primarily to support the location and construction of our multiple tenant towers, we do from time to time provide network design and site selection services to carriers and other customers on a consulting contract basis. Our network design and site selection services provide our customers with relevant information, including recommendations regarding location and height of towers, appropriate types of antennas, transmission power and frequency selection and related fixed network considerations. In 2000, we provided network design services primarily for our own portfolios and also for certain customers, including Verizon, AT&T Wireless, Sprint PCS and Nextel. These customers were typically charged on a time-and-materials basis.

   Site Acquisition. In the United States, we are engaged in site acquisition services for our own purposes and for third parties. Based on data generated in the network design and site selection process, a "search ring," generally of a one-mile radius, is issued to the site acquisition department for verification of possible land purchases or leases within the search ring. Within each search ring, Geographic Information Systems specialists select the most suitable sites, based on demographics, traffic patterns and signal characteristics. Once a site is selected and the terms of an option to purchase or lease the site are completed, a survey is prepared and the resulting site plan is created. The plan is then submitted to the local zoning/planning board for approval. If the site is approved, our construction department takes over the process of constructing the site.

   We have provided site acquisition services to numerous customers, including Verizon, Cingular, AT&T Wireless, Sprint PCS and Nextel. These customers engage us for such site acquisition services on either a fixed price contract or a time-and-materials basis.

   Site Development and Construction and Antenna Installation. We have provided site development and construction and antenna installation services to the U.S. communications industry for over 19 years. We have extensive experience in the development and construction of tower sites and the installation of antenna, microwave dishes and electrical and telecommunications lines. Our site development and construction services include clearing sites, laying foundations and electrical and telecommunications lines, and constructing equipment shelters and towers. We have designed and built and presently maintain tower sites for a number of our wireless communications customers and also for a substantial part of our own tower network. We can provide cost-effective and timely completion of construction projects in part because our site development personnel are cross-trained in all areas of site development, construction and antenna installation. We generally set prices for each site development or construction service separately. Customers are billed for these services on a fixed price or time-and-materials basis, and we may negotiate fees on individual sites or for groups of sites. We have the capability, expertise and contractual arrangements to install antenna systems for our paging, cellular, personal communications services, specialized mobile radio, enhanced specialized mobile radio, microwave and broadcasting customers. As this service is performed, we use our technical expertise to ensure that there is no interference with other tenants. We typically bill for our antenna installation services on a fixed price basis.

   Our construction management capabilities reflect our extensive experience in the construction of networks and towers. For example, we were instrumental in launching networks for Sprint PCS, Nextel and Aerial Communications in the Pittsburgh metropolitan area. In addition, we supplied these carriers with all of their project management and engineering services, which included antenna design and interference analyses.

   In 2000, we provided site development and construction or antenna installation services to a majority of our new tower site tenants in the United States, including Verizon, Cingular, AT&T Wireless, Sprint PCS and Nextel.

  Significant Contracts

   We have many agreements with telecommunications providers in the United States, including leases, site management contracts and independent contractor agreements. We currently have significant contracts with, among others, Verizon, Cingular, and Powertel.

  Customers

   In both our site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, personal communications services, enhanced specialized mobile radio, paging and broadcasting. We work primarily with large national carriers such as Verizon, Cingular, AT&T Wireless, Sprint PCS and Nextel. For the year ended December 31, 2000, Verizon Communications and its subsidiaries (after taking into account the merger of GTE and Bell Atlantic Corporation) accounted for 15.3% of our consolidated revenues. No other single customer in the United States accounted for more than 10.0% of our consolidated revenues.

           Industry                         Representative Customers
           --------                         ------------------------
Cellular/Personal               AT&T Wireless, Verizon, Sprint PCS, Cingular,
 Communications Services.......  Powertel
Broadcasting................... Hearst Argyle Television, Trinity Broadcasting
Specialized Mobile
 Radio/Enhanced Specialized
 Mobile Radio.................. Nextel
Governmental Agencies.......... Puerto Rico Police, INS, Coast Guard, FBI,U.S.
                                 Postal Service, FAA, DEA, IRS
Private Industrial Users....... Federal Express, Laidlaw Transit, BFI
Data........................... Cingular, Itron, Ardis
Paging......................... PageNet, Motorola, Arch Communications
Utilities...................... Peco Energy Corporation, Nevada Power, Entex
Other.......................... Teligent, XM Satellite Radio

  Sales and Marketing

   The Company's marketing department maintains our profile within the industry through regular advertising, public relations, trade shows, press releases, newsletters, targeted mailings, and our award-winning website at www.crowncastle.com. We use numerous public and proprietary databases to develop targeted marketing programs focused on regional network build-outs, new sites and services. Information about existing sites, demographics, licenses and deployment status, and actual signal strength measurements taken in the field are combined to predict the service area of a particular radio signal from any given transmission point. This allows our sales and marketing personnel to target specific carriers with specific sites.

   A team of national account managers maintains and enhances our close relationships with our largest customers. These managers work to develop new tower construction, site leasing services and site management opportunities, as well as to ensure that customers' emerging needs are translated into new products and services. This group also manages major sales opportunities, including turnkey network deployments, broadcast networks, and backhaul transmission services.

   Sales personnel in our regional offices develop and maintain close local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. All types of wireless carriers are targeted including broadcast, cellular, paging, personal communications services, microwave and two-way radio, 911, government agencies, and utility and transportation companies. Our objective is to pre-sell capacity on our new towers prior to construction and to lease space on existing towers. We seek to maintain good public and community relations at a local level through efforts including community events, sponsorships and charitable work.

   In addition to our full-time sales and marketing staff, a number of senior managers spend a significant portion of their time on sales and marketing activities. These managers call on existing and prospective customers and also seek greater visibility in the industry through speaking engagements and articles in national publications. Furthermore, many of these managers have been recognized as industry experts, are regularly quoted in articles, are called on to testify at local hearings and are asked to draft local zoning ordinances.

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

   The following is a list of the larger independent tower companies that we compete with in the United States: American Tower Corp., SpectraSite, Pinnacle Towers, and SBA Communications.

   We believe that the majority of our competitors in the site acquisition business operate within local market areas exclusively, while a small minority of firms appear to offer their services nationally, including SBA Communications, Whalen & Company and Gearon & Company (a subsidiary of American Tower Corp.). We offer our services nationwide, and we believe we are currently one of the largest providers of site development services to the U.S. and international markets. The market includes participants from a variety of market segments offering individual, or a combination of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide turnkey site development services through multiple subcontractors) and carriers' internal staff. We believe that carriers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

 U.K. Operations

  Overview

   We own and operate, through CCUK, one of the world's most established television and radio transmission networks and are expanding our leasing of antenna space on our towers to a variety of wireless carriers. We provide transmission services for four of the six digital terrestrial television multiplexes in the U.K., two BBC analog television services, six national BBC radio services (including the first digital audio broadcast service in the United Kingdom), 44 local BBC radio stations and two national commercial radio services through our network of transmitters, which reach 99.4% of the U.K. population. These transmitters are located on approximately 1,300 towers, more than half of which we own and the balance of which are licensed to us under a site-sharing agreement with National Transcommunications Limited, or NTL, our principal broadcast competitor in the United Kingdom. We have also secured long-term contracts to provide digital television transmission services to the BBC and ONdigital. See "Business--U.K. Operations--Significant Contracts". In December 1999, we entered into a contract to develop a new wireless carrier network service for One 2 One in Northern Ireland. In addition to providing transmission services, we also lease antenna space on our transmission infrastructure and on our over 1,500 communications towers in the United Kingdom to various communications service providers, including One 2 One, BT Cellnet, Orange and Vodafone, and provide telecommunications network installation and maintenance services and engineering consulting services.

   Our core revenue generating activity in the United Kingdom is the analog and digital terrestrial transmission of radio and television programs broadcast by the BBC. CCUK's transmission business, which was formerly owned by the BBC, was privatized under the Broadcasting Act 1996 and sold to CCUK in February 1997. At the time the BBC home service transmission business was acquired, CCUK entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom. The digital contract was added in 1998 as described below. For the 12 months ended December 31, 2000, approximately 44.2% of CCUK's consolidated revenues were derived from the provision of services to the BBC.

   At December 31, 2000, we owned or managed 2,330 sites, including 51 rooftop sites, in the United Kingdom. The 51 revenue producing rooftop sites are occupied by CCUK-owned transmitters from which we provide services to our broadcast network contract customers, but these sites are not otherwise available for leasing to our customers. Our sites are located throughout England, Wales, Scotland and Northern Ireland.

   We expect to significantly expand our existing tower portfolios in the United Kingdom by building and acquiring additional towers. We believe our existing tower network encompasses many of the most desirable tower locations in the United Kingdom for wireless communications. However, due to the shorter range over which communications signals carry (especially newer technologies such as personal communications networks) as compared to broadcast signals, wireless communications providers require a denser portfolio of towers to cover a given area. Therefore, in order to increase the attractiveness of our tower portfolios to wireless communications providers, we will seek to build or acquire new communications towers. Using our team of over 300 engineers with state-of-the-art network design and radio frequency engineering expertise, we locate sites and design towers that will be attractive to multiple tenants. We seek to leverage such expertise by entering into new tower construction contracts with various carriers, such as BT Cellnet, Dolphin, Vodafone, Energis, Highway One, One 2 One, Orange and Scottish Telecom, thereby securing an anchor tenant for a site before incurring capital expenditures for the site build-out.

   On March 31, 1999, CCUK completed the One 2 One transaction, under which CCUK acquired 821 towers. These towers represent substantially all the towers in One 2 One's nationwide 900 MHZ wireless network in the United Kingdom. In addition, pursuant to a build to suit agreement with One 2 One, we have added an additional 482 towers to our CCUK portfolio. These towers form part of CCUK's nationwide network of towers to be marketed to 3G wireless carriers in the United Kingdom. See "Business--U.K. Operations--Significant Contracts--One 2 One Northern Ireland Network".

   In November 2000, CCUK entered into an agreement with British Telecom to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We expect to invest approximately $325 million over the next two years developing the British Telecom site portfolio for the deployment of 3G wireless services. We intend to integrate the new sites into our existing portfolio of sites in the U.K. to provide a network that will offer operators immediate coverage of large population areas. Together with British Telecom, we will also make available our technical expertise to help operators plan, construct, operate and maintain their wireless networks. See "Business--Recent and Agreed to Transactions--British Telecom Agreement".

   In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited whereby Hutchison will lease space on a minimum of 4,000 CCUK sites throughout the United Kingdom. See "Business--Recent and Agreed to Transactions--Hutchison 3G UK Limited Agreement". In addition, in February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom, with a minimum take up of 1,500 sites by the end of 2003. See "Business--Recent and Agreed to Transactions--BT Cellnet Agreement".

  Transmission Business

   Analog. For the 12 months ended December 31, 2000, CCUK generated approximately 36.3% of its revenues from the provision of analog broadcast transmission services to the BBC. Under the BBC analog transmission contract, we provide terrestrial transmission services for the BBC's analog television and radio programs and certain other related services (including BBC digital radio) for an initial 10-year term through March 31, 2007. See "Business--U.K. Operations--Significant Contracts". For the 12 months ended December 31, 2000, the BBC Analog Transmission Contract generated revenues of approximately (Pounds)52.1 million ($79.0 million) for us.

   In addition to the BBC analog transmission contract, we have separate contracts to provide maintenance and transmission services for two national radio stations, Virgin Radio and Talk Radio. The Virgin Radio contract is for a period of eight years expiring March 31, 2001; extension terms are currently being negotiated with Virgin Radio. The Talk Radio contract commenced on February 4, 1995 and expires on December 31, 2008.

   We own all of the transmission equipment used for broadcasting the BBC's U.K. radio and television programs, whether located on one of CCUK's sites or on an NTL or other third-party site. As of December 31, 2000, CCUK had 3,787 transmitters, of which 2,507 were for television broadcasting and 1,280 were for radio.

   A few of our most powerful television transmitters together cover the majority of the U.K. population. The coverage achieved by the less powerful transmitters is relatively low, but is important to the BBC's ambition of attaining universal coverage in the United Kingdom. This is illustrated by the following analysis of the population coverage of our analog television transmitters:

                                                                       Combined
                                                                      Population
      Number of Sites (ranked by coverage)                             Coverage
      ------------------------------------                            ----------
      1 (Crystal Palace).............................................    21.0%
      top 16.........................................................    79.0
      top 26.........................................................    86.0
      top 51.........................................................    92.0
      all............................................................    99.4

   All of our U.K. transmitters are capable of unmanned operation and are maintained by mobile maintenance teams from 27 bases located across the United Kingdom. Access to the sites is strictly controlled for operational and security reasons, and buildings at 227 of the sites are protected by security alarms connected to CCUK's Technical Operations Centre at Warwick. The Site-Sharing Agreement provides us with reciprocal access rights to NTL's broadcast transmission sites on which we have equipment.

   Certain of our transmitters that serve large populations or important geographic areas have been designated as priority transmitters. These transmitters have duplicated equipment so that a single failure should not result in total loss of service, but will merely result in an output-power reduction that does not significantly degrade the service to most viewers and listeners.

   Digital. In 2000, we completed the rollout of the 80 station network required under our contracts with the holders (including the BBC) of four of the six licenses issued in the U.K. for digital terrestrial television services (DTT). We are required as part of our DTT contracts to provide new transmission and distribution infrastructure networks and multiplex equipment for our DTT customers, including site upgrades, new transmitters and associated systems. Of these sites, 49 are owned by us, and the remainder are on NTL towers pursuant to a site sharing arrangement. Our costs to add new transmitters and associated systems was approximately (Pounds)100.0 million ($150 million).

   We successfully began commercial operation of the digital terrestrial television networks from an initial 22 transmission sites on November 15, 1998. We completed the 80 transmission site upgrade in January 2000. This launch and the subsequent upgrade marked the first stage of the project to introduce the digital broadcast system that will eventually replace conventional analog television services in the United Kingdom. Initially, in January 2000, these first 80 sites achieved a national U.K. population coverage (in accordance with the revised definition of "coverage" by the Independent Television Commission) of 56% of the U.K. population where service from all six multiplexes overlap, with an 81% coverage of the U.K. population for the best individual multiplex We have accepted an invitation from the U.K. television regulator, the Independent Television Commission, to play a role in planning further digital terrestrial television network extensions. In addition, as of December 31, 2000, the overlapping coverage for all six multiplexes was improved from 56% to 61% of the national population as result of frequency equalization projects which we initiated and consummated in consultation with our customers and U.K. government regulators; as a result of these projects, our digital contract revenues have increased by approximately (Pounds)700,000 ($1.047 million) per year.

   We currently provide transmission services for digital radio broadcasts in the United Kingdom. In September 1995, the BBC launched, over our transmission network, its initial national digital radio service, and this service is now broadcast to approximately 60% of the U.K. population. A license for an independent national digital radio network was awarded to the Digital One consortium during 1998. We are providing accommodation and access to masts (towers) and antennas at 24 transmission sites to Digital One. In addition, local digital radio licenses were awarded during 1999, and on July 14, 2000 we were awarded a 12 year contract with Switchdigital (London) Limited to provide their London local digital radio network service.

  Site Rental

   The BBC transmission network provides a valuable initial portfolio for the creation of wireless communications networks. As of December 31, 2000, approximately 245 companies rented antenna space on approximately 2,090 of CCUK's 2,330 towers and rooftops. These site rental agreements have normally been for three to 12 years and are generally subject to rent reviews every three years. Site sharing customers are generally charged annually in advance, according to ratecards that are based on the antenna size and position on the tower. Our largest site rental customer in the United Kingdom is NTL under the Site-Sharing Agreement and the digital broadcasting site sharing agreement. These agreements generated approximately (Pounds)10.9 million ($16.5 million) of site rental revenue for the year ended December 31, 2000.

   As in the United States, we provide a range of site maintenance services in the United Kingdom in order to support and enhance our site rental business. We complement our U.K. transmission experience with our site management experience in the United States to provide customers with a top-of-the-line package of service and technical support.

   Other than NTL, CCUK's largest (by revenue) site rental customers consist mainly of wireless carriers such as BT Cellnet, One 2 One, Orange and Vodafone. Revenues from these non-BBC sources are becoming an increasing portion of CCUK's total U.K. revenue base, as the acquired BBC home service transmission business is no longer constrained by governmental restrictions on the BBC's commercial activities. We believe that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services along with the deployment of new technologies, such as 3G mobile communications, in the United Kingdom, as demonstrated by our recent multi-site rental commitment contracts with Hutchison and BT Cellnet.

   We have master lease agreements with all of the major U.K. telecommunications site users, including British Telecom, Cable & Wireless Communications, BT Cellnet, Dolphin, Energis, Highway One, One 2 One, Orange, Scottish Telecom and Vodafone AirTouch. These agreements typically specify the terms and conditions (including pricing and volume discount plans) under which these customers have access to all sites within our U.K. portfolio. Customers make orders for specific sites using the standard terms included in the master lease agreements. As of December 31, 2000, there were approximately 866 applications in process for installations at existing sites under such agreements.

  Network Services

   CCUK provides broadcast and telecommunications engineering services to various customers in the United Kingdom. We retained substantially all of the BBC home service transmission business employees when we acquired that business. Accordingly, we have engineering and technical staff of the caliber and experience necessary not only to meet the requirements of our current customer base, but also to meet the challenges of developing digital technology. Within the United Kingdom, CCUK has worked with several telecommunications operators on design and build projects as they rollout their networks. With the expertise of our engineers and technical staff, we are a provider of complete systems to the wireless communications and broadcast industries.

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. Our U.K. customers, therefore, also receive the benefit of our sophisticated network design and site selection services.

   In December 1999, CCUK and One 2 One entered into an agreement under which CCUK will establish a turnkey mobile network for One 2 One in Northern Ireland. The majority of the network is expected to be completed by the end of 2001. CCUK will provide all cell planning, acquisition, design, build, operation and maintenance services related to the network. The agreement with One 2 One is for an initial term of 11 years. We currently own and operate approximately 130 tower sites in Northern Ireland, and we expect that One 2 One will be a tenant on substantially all of these sites as part of the network.

   In June 2000, CCUK was awarded a contract for the first phase of a three-phase network rollout of Europe's first planned 3G network on the Isle of Man. The network is being built by NEC and Siemens for Manx Telecom, a wholly-owned subsidiary of British Telecom. CCUK's role is to provide turnkey project management, installation and commissioning of the 3G radio access network, including site planning, design and build. In March 2001, CCUK was awarded a further contract with Manx Telecom for the second and third phases, with additional responsibility for radio frequency planning as well as site planning, design, build and installation. The network will contain approximately 30 sites and service is expected to be launched in July 2001.

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

   Site Development and Antenna Installation. We use a combination of external and internal resources for site construction. Our engineers are experienced in both construction techniques and construction management, ensuring an efficient and simple construction phase. Selected civil contractors are managed by CCUK staff for the ground works phase. Specialist erection companies, with whom we have a long association, are used for tower installation. Final antenna installation is undertaken by our own experienced teams.

  Significant Contracts

   CCUK's principal analog broadcast transmission contract is the BBC analog transmission contract. CCUK also has entered into two digital television transmission contracts, the BBC digital transmission contract and the ONdigital digital transmission contract. Under the site-sharing agreement, CCUK also gives NTL access to facilities to provide broadcast transmission to non-CCUK customers. CCUK also has long-term service agreements with broadcast customers such as Virgin Radio, Talk Radio and Switchdigital. In addition, CCUK has several agreements with telecommunication providers, including leases, site management contracts and independent contractor agreements. The recently announced agreements with Hutchison and BT Cellnet contain additional lease commitments for a minimum of 5,500 CCUK sites. CCUK has also entered into contracts to design and build infrastructure for customers such as BT Cellnet, One 2 One, Orange, Scottish Telecom and Vodafone AirTouch, including the turnkey network contract for One 2 One in Northern Ireland.

   BBC Analog Transmission Contract. CCUK entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom at the time the BBC home service transmission business was acquired. The BBC analog transmission contract provides for charges of approximately (Pounds)46.5 million ($69.5 million) to be payable by the BBC to CCUK for the year ended March 31, 1998 and each year thereafter through the termination date, adjusted annually at the inflation rate less 1%. In addition, for the duration of the contract, an annual payment of (Pounds)300,000 ($448,650) is payable by the BBC for additional broadcast-related services. At the BBC's request, since October 1997, the number of television broadcast hours has been increased to 24 hours per day for the BBC's two national television services, which has added over (Pounds)500,000 ($748,000) annually to the payments made by the BBC to us. On July 16, 1999, the BBC and CCUK amended the transmission contract to allow CCUK to provide certain liaison services to the BBC.

   The BBC analog transmission contract also provides for CCUK to be liable to the BBC for "service credits" (i.e., rebates of its charges) in the event that certain standards of service are not attained as a result of what the contract characterizes as "accountable faults" or the failure to meet certain "response times" in relation to making repairs at certain key sites. We believe that CCUK is well-equipped to meet the BBC's service requirements by reason of the collective experience its existing management gained while working with the BBC. CCUK is subject to periodic performance reviews and to date has achieved a 100% "clean sheet" performance, incurring no service credit penalties.

   The initial term of the BBC Analog Transmission Contract ends on March 31, 2007. Thereafter, the BBC Analog Transmission Contract may be terminated with 12 months' prior notice by either of the parties, expiring on March 31 in any contract year, from and including March 31, 2007. It may also be terminated earlier:

  .   by mutual agreement between CCUK and the BBC,

  . by one party upon the bankruptcy or insolvency of the other party within the meaning of section 123 of the Insolvency Act 1986,

  . upon certain force majeure events with respect to the contract as a whole or with respect to any site (in which case the termination will relate to that site only),

  . by the non-defaulting party upon a material breach by the other party, and

  . upon the occurrence of certain change of control events (as defined in the BBC Analog Transmission Contract).

   BBC Commitment Agreement. On February 28, 1997, in connection with the acquisition of the BBC home service transmission business, the BBC, the Company, TdF and its parent company entered into a commitment agreement, whereby we and TdF agreed to maintain various minimum ownership interests in CCUK for periods ranging from three to five years commencing February 28, 1997.

   In July 1998, the BBC consented to the reduction of TdF's ownership interest in CCUK to 20%. In addition, on July 5, 2000, with the BBC's consent, TdF divested its remaining interest in CCUK and relinquished all of its governance rights in CCUK, as a result of recommendations by the Department of Trade and Industry in the United Kingdom to the Office of Fair Trading that, as a condition to not referring a proposed 25% equity investment in NTL by TdF's parent (France Telecom) to the Competition Commission, TdF should undertake to dispose of its shareholding in CCUK and the Company.

   ONdigital Digital Transmission Contract. In 1997, the Independent Television Commission awarded ONdigital three of the five available commercial digital terrestrial television "multiplexes" for new program services. We bid for and won the 12-year contract from ONdigital to build and operate its digital television transmission network. The contract provides for approximately (Pounds)20.0 million ($29.9 million) of revenue per year from 2001 to 2008, with lesser amounts payable before and after these years and with service credits repayable for performance below agreed thresholds. Additional revenues are also being paid in relation to multiplex frequency equalization projects initiated by CCUK in 2000.

   BBC Digital Transmission Contract. In 1998, we bid for and won the 12-year contract from the BBC to build and operate its digital terrestrial television transmission network. The BBC has committed to the full digital terrestrial television roll-out contemplated by the contract providing for approximately (Pounds)10.5 million ($15.7 million) of revenue per year during the 12-year period, with service credits repayable for performance below agreed thresholds. There is a termination provision during the three-month period following the fifth anniversary of our commencement of digital terrestrial transmission services for the BBC exercisable by the BBC, but only if the BBC's Board of Governors determines, in its sole discretion, that digital television in the United Kingdom does not have sufficient viewership to justify continued digital television broadcasts. Under this provision, the BBC will pay us a termination fee in cash that substantially recovers our capital investment in the network, and any residual ongoing operating costs and liabilities. Like the BBC analog transmission contract, the contract is terminable upon the occurrence of certain change of control events. Additional revenues are also being paid in relation to multiplex frequency equalization projects initiated by CCUK in 2000.

   BT Digital Distribution Contract. Under the BBC digital transmission contract and the ONdigital digital transmission contract, in addition to providing digital terrestrial transmission services, CCUK has agreed to provide for the distribution of the BBC's and ONdigital's broadcast signals from their respective television studios to CCUK's transmission network. Consequently, in May 1998, CCUK entered into a 12-year distribution contract with British Telecommunications plc (with provisions for extending the term), in which British Telecom has agreed to provide fully duplicated, fiber-based, digital distribution services, with penalties for late delivery and service credits for failure to deliver 99.99% availability.

   Site-Sharing Agreement. In order to optimize service coverage for television and radio services and to enable viewers to receive all analog UHF television services using one receiving antenna, the BBC, as the predecessor to CCUK, and NTL made arrangements to share certain broadcast sites. This arrangement was introduced in the 1960s when UHF television broadcasting began in the United Kingdom. In addition to service coverage advantages, the arrangement also minimizes costs and avoids the difficulties of obtaining additional sites.

   On September 10, 1991, the BBC and NTL entered into the Site Sharing Agreement which set out the commercial site sharing terms under which the parties were entitled to share each other's sites for any television and radio services.

   Under the Site-Sharing Agreement, the party that is the owner, lessee or licensee of each site is defined as the "Station Owner". The other party, the "Sharer", is entitled to request a license to use certain facilities at that site. The Site Sharing Agreement and each site license provide for the Station Owner to be paid a commercial license fee in accordance with the Site Sharing Agreement ratecard and for the Sharer to be responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. The Site Sharing Agreement may be terminated with five years' prior notice on December 31, 2005 or on any tenth anniversary of that date. As no notice was served in 2000, the next termination date is December 31, 2015. It may also be terminated:

  . following a material breach by either party that, if remediable, is not remedied within 30 days of notice of such breach by the non-breaching party,

  .   on the bankruptcy or insolvency of either party, and

  . if either party ceases to carry on a broadcast transmission business or function.

   Similar site sharing arrangements have been entered into between NTL and us for the build-out of digital transmission sites and equipment, including a supplementary ratecard related to site sharing fees for new digital facilities and revised operating and maintenance procedures related to digital equipment.

   One 2 One Northern Ireland Network. On December 29, 1999, CCUK and One 2 One entered into an agreement under which CCUK will establish a turnkey mobile network for One 2 One in Northern Ireland. The majority of the network is expected to be completed by the end of 2001. CCUK will provide all cell planning, acquisition, design, build, operation and maintenance services related to the network. The agreement with One 2 One is for an initial term of 11 years. We currently own and operate approximately 130 tower sites in Northern Ireland, and we expect that One 2 One will be a tenant on substantially all of these sites as part of the network.

   British Telecom Agreement. In November 2000, CCUK entered into an agreement with British Telecom to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We expect to invest approximately $325 million over the next two years developing the British Telecom site portfolio for the deployment of 3G wireless services. We intend to integrate the new sites into our existing portfolio of sites in the United Kingdom to provide a network that will offer operators immediate coverage of large population areas. Together with British Telecom, we will also make available our technical expertise to help operators plan, construct, operate and maintain their wireless networks. See "Business--Recent and Agreed to Transactions--British Telecom Agreement".

   Hutchison Agreement. In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited whereby Hutchison will lease space on a minimum of 4,000 CCUK sites (a minimum take up of 1,000 sites per year for each of 2001 through 2004) throughout the United Kingdom. See "Business--Recent and Agreed to Transactions--Hutchison 3G UK Limited Agreement".

   BT Cellnet Agreement. In February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom, with a minimum take up of 1,500 additional sites by the end of 2003. See "Business--Recent and Agreed to Transactions--BT Cellnet Agreement".

  Third Generation Technology

   During April 2000, the United Kingdom auctioned five licenses relating to 3G mobile communications, with the license with the largest amount of spectrum being reserved for an insurgent carrier. Vodafone, British Telecom (via BT3G Limited), One 2 One, Orange and Hutchison 3G UK Limited (via TIW UMTS UK Ltd.) were the successful bidders on these license auctions.

   In anticipation of the deployment of 3G services in the United Kingdom, CCUK has prepared models for the rollout and operation of 3G networks in the United Kingdom. We contemplate working with the successful bidders for 3G licenses in order to provide the outsourcing of network operation and management and the site sharing of network towers, equipment and other communications infrastructure, such as base stations, as a solution to many of the commercial and technical challenges and costs which such 3G license holders will face.

   In June 2000, CCUK was awarded a contract for the first phase of a three-phase network rollout of Europe's first planned 3G network on the Isle of Man. The network is being built by NEC and Siemens for Manx Telecom, a wholly-owned subsidiary of British Telecom. CCUK's role is to provide turnkey project management, installation and commissioning of the 3G radio access network, including site planning, design and build. In March 2001, CCUK was awarded a further contract with Manx Telecom for the second and third phases, with additional responsibility for radio frequency planning as well as site planning, design, build and installation. The network will contain approximately 30 sites, and service is expected to be launched in July 2001.

   In November 2000, CCUK entered into an agreement with British Telecom to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We expect to invest approximately $325 million over the next two years developing the British Telecom site portfolio for the deployment of 3G wireless services. We intend to integrate the new sites into our existing portfolio of sites in the U.K. to provide a network that will offer operators immediate coverage of large population areas. Together with British Telecom, we will also make available our technical expertise to help operators plan, construct, operate and maintain their wireless networks. See "Business--Recent and Agreed to Transactions--British Telecom Agreement".

   In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited whereby Hutchison will lease space on a minimum of 4,000 CCUK sites (a minimum take up of 1,000 sites per year for each of 2001 through 2004) throughout the United Kingdom. Hutchison has announced plans to use the space on such sites to deploy its 3G wireless network in the United Kingdom. See "Business--Recent and Agreed to Transactions--Hutchison 3G UK Limited Agreement".

   In addition, in February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom, with a minimum take up of 1,500 additional sites by the end of 2003. The sites are expected to be used in connection with BT Cellnet's 3G rollout over the next three years. See "Business--Recent and Agreed to Transactions--BT Cellnet Agreement".

  Customers

   For the 12 months ended December 31, 2000, the BBC accounted for approximately 44.2% of CCUK's consolidated revenues. This percentage has decreased from 58.9% and 50.4% for the 12 months ended December 31, 1998 and December 31, 1999, respectively, and is expected to continue to decline as CCUK continues to expand its site rental business. CCUK provides all four U.K. personal communications network/cellular operators (BT Cellnet, One 2 One, Orange and Vodafone AirTouch) with infrastructure services and also provides fixed telecommunications operators, such as British Telecom, Cable & Wireless Communications, Energis and Scottish Telecom, with microwave links and backhaul infrastructure. The following is a list of some of CCUK's leading site rental customers by industry segment.

          Industry                        Representative Customers
          --------                        ------------------------
Broadcasting................. BBC, NTL, Virgin Radio, Talk Radio, XFM,
                               Ondigital, Switchdigital
PMR/TETRA.................... National Band 3, Dolphin
Personal Communications       Orange, One 2 One
 Network.....................
Data......................... RAM Mobile Data, Cognito
Paging....................... Hutchinson, Page One
Governmental Agencies........ Ministry of Defense
Cellular..................... Vodafone AirTouch, BT Cellnet, Hutchison
Public Telecommunications.... British Telecom, Cable & Wireless Communications
Utilities.................... Welsh Water, Southern Electric

  Sales and Marketing

   We have about 43 sales and marketing personnel in the United Kingdom who identify new revenue-generating opportunities, develop and maintain key account relationships, and tailor service offerings to meet the needs of specific customers. An excellent relationship has been maintained with the BBC, and successful new relationships have been developed with many of the major broadcast and wireless communications carriers in the United Kingdom. We have begun to actively cross-sell our products and services so that, for example, site rental customers are also offered build-to-suit services.

  Competition

   NTL is CCUK's primary competition in the terrestrial broadcast transmission market in the United Kingdom. NTL provides analog transmission services to ITV, Channels 4 and 5, and S4C digital television networks, a number of local analog commercial radio stations and Digital One national radio. NTL has also been awarded the transmission contract for two of the six digital terrestrial television multiplexes. CCUK has been awarded service contracts for the other four multiplexes. Since its creation in 1991, NTL has diversified from its core television and radio broadcasting business to enter into the cable and telecommunications sectors.

   Although CCUK and NTL are direct competitors, they have reciprocal rights to the use of each others' sites for broadcast transmission usage in order to enable each of them to achieve the necessary country-wide coverage. This relationship is formalized by the Site-Sharing Agreement entered into in 1991, the time at which NTL was privatized.

   NTL also offers site rental on approximately 1,000 of its sites, some of which are managed on behalf of third parties. Like CCUK, NTL offers a full range of site-related services to its customers, including installation and maintenance.

   Four U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator. BT Cellnet and Vodafone have agreed to cut site costs by jointly developing and acquiring sites in the Scottish Highlands. British Telecom and Cable & Wireless Communications are both major site sharing customers but also compete by leasing their own sites to third parties. British Telecom's position in the market is even larger when considered in combination with its interest in BT Cellnet.

   CCUK faces competition from a large number of companies in the provision of network services. The companies include NTL, SpectraSite, specialty consultants and equipment manufacturers such as Nortel and Ericsson.

 Australia Operations

   Our primary business in Australia is the leasing of antenna space to wireless carriers. CCAL, a joint venture which is owned 66.7% by us and 33.3% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors lead by Jump Capital Limited, is our principal Australian operating subsidiary.

   CCAL is the largest independent tower operator in Australia with a nationwide tower portfolio covering over 90 percent of the population in Australia. CCAL currently operates 716 towers in Australia that we purchased from Cable & Wireless Optus during 2000 for approximately $135 million (Australia $220 million) in cash. Cable & Wireless Optus has agreed to lease space on each of these towers for an initial term of 15 years. Our agreement with Cable & Wireless Optus also provides us with an exclusive right to develop all future tower sites for Cable & Wireless Optus in Australia through April 2006.

   In December 2000, Crown Castle Australia entered into a definitive agreement to purchase approximately 670 wireless communications towers from Vodafone Australia for approximately $130 million (Australian $240 million). The transaction is expected to close during 2001 and includes an exclusive arrangement whereby CCAL will have the option to acquire from Vodafone Australia up to 600 additional towers that Vodafone Australia constructs over the next six years. Giving effect to this transaction, CCAL will operate 1,380 towers in Australia with a strategic presence in all of Australia's licensed regions including Sydney, Melbourne, Brisbane, Adelaide and Perth. We will fund 66.7% of the purchase price of the Vodafone Australia towers and anticipate that the Jump Capital group will fund the remaining 33.3%. Any of the remaining 33.3% not funded by the Jump Capital group will be funded by us.

Employees

   At December 31, 2000, we employed approximately 2,100 people worldwide. Other than in the United Kingdom, we are not a party to any collective bargaining agreements. In the United Kingdom, we are party to a collective bargaining agreement with the Broadcast, Entertainment, Cinematographic and Technicians Union. This agreement establishes bargaining procedures relating to the terms and conditions of employment for all of CCUK's non-management staff. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

 United States

  Federal Regulations

   Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities and the issuance of determinations of no hazard. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified antenna structures based upon the height and location, including proximity to airports, of proposed antenna structures. Proposals to construct or to modify existing antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC will not license the operation of communications devices on towers unless the tower complies with the FAA rules and is registered with the FCC, if necessary. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. The Company generally indemnifies its customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

  Local Regulations

   Local regulations include:

  .   city and other local ordinances,

  .   zoning restrictions, and

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

  Other Regulations

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

 United Kingdom

   Telecommunications systems and equipment used for the transmission of signals over radio frequencies have to be licensed in the United Kingdom. These licenses are issued on behalf of the British Government by the Secretary of State for Trade and Industry under the Telecommunications Act 1984 and the Wireless Telegraphy Acts 1949, 1968 and 1998. CCUK has a number of such licenses under which it runs the telecommunications distribution and transmission systems which are necessary for the provision of its transmission services.

  Licenses under the Telecommunications Act 1984

   CCUK has the following three licenses under the Telecommunications Act
1984:

   Transmission License. The Transmission License is a renewable license to run telecommunications systems for the transmission via wireless telegraphy, a type of data transmissions technique, of broadcasting services. This license is for a period of at least 25 years from January 23, 1997, and is CCUK's principal license. Its main provisions include:

  . A price control condition covering the provision of all analog radio and television transmission services to the BBC under the BBC analog transmission agreement, establishing an initial price at approximately (Pounds)44 million for regulated elements of the services provided by CCUK under the BBC analog transmission agreement in the year ended March 31, 1997, with an increase cap which is 1% below the rate of increase in the Retail Price Index over the previous calendar year. The current price control condition applies until March 31, 2006.

  . A change of control provision which requires notification of acquisitions of interest in CCUK of more than 20% by a public telecommunications operator or any Channel 3 or Channel 5 licensee, which acquisitions entitle the Secretary of State to revoke the license.

  . A site sharing requirement requiring CCUK to provide space on its towers to analog and digital broadcast transmission operators and including a power for the Director General of Telecommunications ("OFTEL"), as the regulator, to determine prices if there is failure between the site owner and the prospective site sharer to agree to a price.

  . A fair trading provision enabling OFTEL to act against anti-competitive behavior by the licensee.

  . A prohibition on undue preference or discrimination in the provision of the services it is required to provide third parties under the transmission license.

   A complaint made by Classic FM and NTL in respect of certain charges, imposed previously by the BBC under the Site Sharing Agreement for NTL's use of BBC radio antennas for its Classic FM customer, was the subject of judicial review proceedings to ascertain the right of OFTEL to intervene and determine the appropriate rate under the "applicable rate" mechanism in CCUK's transmission license. CCUK was the applicant in those proceedings. Financial provision was made in CCUK's accounts in respect of the proceedings and the dispute in general. On June 22, 2000 the matter was settled prior to any judicial review taking place. Settlement was by written agreement, and the proceedings were abandoned. The settlement was made within the financial provision made in CCUK's accounts in respect of the settlement.

   CCUK is discussing with OFTEL certain amendments to CCUK's Telecommunications Act Transmission License to ensure that the price control condition accommodates the provision by CCUK of additional contractually agreed upon services to the BBC in return for additional agreed upon payments. See "Business--Risk Factors--Extensive Regulations Which Could Change at Any Time and Which We Could Fail to Comply With Regulate Our Business".

   The Secretary of State has designated the transmission license a public telecommunications operator license in order to reserve to himself certain emergency powers for the protection of national security. This designation is, however, limited to this objective. CCUK does not have a full U.K. public telecommunications license and does not require one for its current activities. The Department of Trade and Industry has, nevertheless, indicated that it would be willing to issue CCUK such a license. As a result, CCUK would gain wider powers to provide services to non-license holding third parties including public switched voice telephony and satellite uplink and would grant CCUK powers to build out its network over public property (so-called "code powers").

   General Telecom License. The general telecom license is a general license to run telecommunications systems and authorizes CCUK to run all the necessary telecommunications systems to convey messages to its transmitter sites (e.g., via leased circuits or using its own microwave links). The license does not cover the provision of public switched telephony networks (which would require a public telecommunications license as described above).

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

  Licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998

   CCUK has a number of licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998, authorizing the use of radio equipment for the provision of certain services over allocated radio frequencies including:

  . a broadcasting services license in relation to the transmission services provided to the BBC, Virgin Radio and Talk Radio,

  .   a fixed point-to-point radio links license,

  .   two bandwidth test and development licenses, and

  .   digital terrestrial television test and development licenses.

   All the existing licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998 have to be renewed annually with the payment of a significant fee. The BBC, Virgin Radio and Talk Radio have each contracted to pay their portion of these fees. ONdigital is obligated under the ONdigital digital transmission contract to pay most of their portion of these fees.

Australia

  Federal Regulation

   Carrier licenses and nominated carrier declarations issued under the Federal Telecommunications Act 1997 authorize the use of network units for the supply of telecommunications services to the public. The definition of "network units" includes line links and base stations used for wireless telephony services but does not include tower infrastructure. Accordingly, CCAL as a tower owner and operator does not require a carrier license. Similarly, because CCAL does not own any transmitters or spectrum, it does not currently require any apparatus or spectrum licenses issued under the Federal Radiocommunications Act 1992.

   Carriers have a statutory obligation to provide other carriers with access to tower facilities and sites and, if there is a dispute (including as to pricing), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not currently subject to this regime and negotiates site access on a commercial basis.

   While the Telecommunications Act 1997 grants certain exemptions from planning laws for the installation to "low impact facilities," towers are expressly excluded from the definition of "low impact facilities."

Accordingly, in connection with the construction of new tower facilities, CCAL is subject to State and local planning laws which vary on a site by site basis. For a limited number of sites, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations.

  Local Regulations

   In Australia there are various Local, State and Territory laws and regulations which relate to, among other things:

  .   town planning and zoning restrictions,

  . standards applicable to the design and construction of structures and facilities,

  .   approval for the construction or alteration of a structure or facility,

  .   the protection of the environment, and

  .   city and other local government ordinances.

   As in the United States, these laws vary greatly, but typically require tower owners to obtain approval from government bodies prior to tower construction and for ongoing compliance with environmental laws.

Environmental Matters

   Our operations are subject to foreign, federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and nonhazardous substances, materials and wastes. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and we also could be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the United States, the United Kingdom and Australia.

   We are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. In addition to general observance of industry guidelines and health and safety legislation requirements, we have also established detailed operating procedures designed to reduce employee exposures to radio frequency emissions and are continually evaluating certain of our towers and transmission equipment to determine whether radio frequency emission reductions are economically possible and feasible.

   We believe that we are in substantial compliance with all applicable environmental laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on our business, results of operations, or financial condition.

Recent and Agreed to Transactions

   We have recently completed or entered into agreements for the transactions described below. Completion of these transactions has and will continue to result in a significant increase in the size of our operations and the number of towers that we own and manage plus a need for capital. We cannot guarantee that we will consummate any of the agreed to transactions on the terms currently contemplated or at all. The descriptions of the terms of these transactions set forth below are summaries and do not contain all of the terms and conditions contained in the complete text of the relevant agreements.

  British Telecom Agreement

   In November 2000, CCUK entered into an agreement with British Telecom to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We expect to invest approximately $325 million over the next two years developing the British Telecom site portfolio for the deployment of 3G wireless services. We intend to integrate the new sites into our existing portfolio of sites in the United Kingdom to provide a network that will offer operators immediate coverage of large population areas. Together with British Telecom, we will also make available our technical expertise to help operators plan, construct, operate and maintain their wireless networks.

  Hutchison 3G UK Limited Agreement

   In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited whereby Hutchison will lease space on a minimum of 4,000 CCUK sites (a minimum take up of 1,000 sites per year for each of 2001 through 2004) throughout the United Kingdom. The lease term at each site will be 25 years, with a termination option exercisable by Hutchison at the end of the 20th year, and with provisions for annual rental rate increases and periodic open market rent reviews. Hutchison has announced plans to use the space on such sites to deploy its 3G wireless network in the United Kingdom.

  BT Cellnet Agreement

   In February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom, with a minimum take up of 1,500 additional sites by the end of 2003. The sites are expected to be used in connection with BT Cellnet's 3G rollout over the next three years.

  Vodafone Transaction

   In December 2000, CCAL entered into a definitive agreement to purchase approximately 670 wireless communications towers from Vodafone Australia for approximately $130 million (Australian $240 million). The transaction is expected to close in the second quarter of 2001 and includes an exclusive arrangement whereby CCAL will have the option to acquire from Vodafone Australia up to 600 additional towers that Vodafone Australia constructs over the next six years. In addition, Vodafone entered into a tower access agreement, under which Vodafone has agreed to lease space on the towers acquired pursuant to the transaction for an initial term of ten years. Giving effect to this transaction, CCAL will operate 1,380 towers in Australia with a strategic presence in all of Australia's licensed regions including Sydney, Melbourne, Brisbane, Adelaide and Perth. We will fund 66.7% of the purchase price of the Vodafone Australia towers and anticipate that the Jump Capital group, our CCAL joint venture partner, will fund the remaining 33.3%. Any of the remaining 33.3% not funded by the Jump Capital group will be funded by us.

  France Telecom Separation Agreement

   On May 10, 2000, France Telecom reached an agreement with the Office of Fair Trading in the United Kingdom to sell all of its interest in us and relinquish its governance rights in us. On May 17, 2000, we entered into a disposition agreement with France Telecom providing for a plan of disposition of France Telecom's interest in us. Under this plan, France Telecom agreed to sell shares of our common stock that would reduce its interests in us below 10% on a fully-diluted basis. On June 8, 2000, France Telecom completed the sale of 24,942,360 shares of our common stock, following which their interest in us was reduced to approximately 8.4% on a fully diluted basis. In connection with the offering of these shares by France Telecom, France Telecom relinquished all governance rights with respect to our businesses. In addition, France Telecom's representatives resigned as directors from our board of directors and from the boards of directors of our subsidiaries, including CCUK.

   In addition, on July 5, 2000, pursuant to the disposition agreement, France Telecom sold its remaining interest in us (17,713,536 shares of common stock after conversion of all shares of Class A common stock and capital stock of CCUK) to Salomon Brothers International Limited, or "SBIL", which must hold these shares for at least one year, provided, however, that SBIL may sell the shares (1) to certain permitted transferees or (2) at any time beginning 91 days after the June 8, 2000 offering in the event of certain bankruptcy or liquidation events involving France Telecom. France Telecom also entered into a swap agreement with SBIL, pursuant to which France Telecom will continue to bear the economic risks and benefits associated with any disposition of the shares by SBIL. SBIL is required to vote the shares acquired from France Telecom on any matter submitted to our stockholders in the same proportion as the votes cast with respect to all other outstanding shares of our common stock. After one year, SBIL will be entitled to sell these shares, and after two years, we will have the right to require SBIL to sell any such remaining shares. We have agreed to provide shelf registration rights in respect of the shares acquired by SBIL from France Telecom.

  Consolidation of U.K. Subsidiary

   Substantially concurrently with the closing of the France Telecom offering and the transfer by France Telecom of its remaining interest in our company to certain financial institutions, the portion of France Telecom's ownership interest that comprised equity securities of CCUK were converted into shares of our common stock. Accordingly, at that time, CCUK became a wholly-owned subsidiary of ours.

  2000 Credit Facility

   In March 2000, a subsidiary of ours entered into a credit agreement with a syndicate of banks which consists of two term loan facilities and a revolving line of credit aggregating $1.2 billion of borrowing availability (the "2000 Credit Facility"). Available borrowings under the 2000 Credit Facility are generally to be used for the construction and purchase of towers and for the general corporate purposes of certain of our subsidiaries along with the discharge of the then existing credit facility of such subsidiaries. The amount of available borrowings will be determined based upon the then current financial performance of the assets of those subsidiaries. Up to $25 million of borrowing availability under the 2000 Credit Facility can be used for letters of credit. On March 15, 2000, we used $83.4 million in borrowings under the 2000 Credit Facility to repay outstanding borrowings and accrued interest under our senior credit facility to such subsidiaries. Additional proceeds of approximately $316.6 million in borrowings were used in April 2000 to fund a portion of the purchase price of the GTE Wireless transaction and for general corporate purposes.

  Cable & Wireless Optus Transaction

   On March 9, 2000, CCAL entered into an agreement with Cable & Wireless Optus pursuant to which Cable & Wireless Optus sold to CCAL 716 wireless communications towers located in Australia for approximately $135 million (Australia $220 million) in cash. The agreement also provides Crown Castle Australia with an exclusive right to develop all future tower sites for Cable & Wireless Optus through April 2006. In addition, Cable & Wireless Optus entered into a tower access agreement, under which Cable & Wireless Optus has agreed to lease space on the 716 towers for an initial term of 15 years. As a result of the transaction, CCAL is the largest independent tower operator in Australia.

Risk Factors

   You should carefully consider the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.

Failure to Properly Manage Our Growth--If we are unable to successfully integrate acquired operations or manage our existing operations as we grow, our business will be adversely affected, and we may not be able to continue our current business strategy.

   We cannot guarantee that we will be able to successfully integrate acquired businesses and assets into our business or implement our growth plans without delay. If we fail to do so it could have a material adverse effect on our financial condition and results of operations. We have grown significantly over the past two years through acquisitions, and such growth continues to be an important part of our business plan. The addition of over 10,000 towers to our operations over the past two years has and will continue to increase our current business considerably and adds significant operational complexities. Successful integration of these transactions will depend primarily on our ability to manage these combined operations and to integrate new management and employees with and into our existing operations. For the twelve months ended December 31, 2000, our net loss increased from $96.8 million to $204.8 million, an increase of 111.6%, as a result of our expanded business operations and the financing thereof, including an 83.5% increase in depreciation and amortization and a 117.6% increase in interest expense as compared to the twelve months ended December 31, 1999. We expect that such net losses, at least in the near term, will continue to exceed those of comparable prior-year periods as a result of our growth and the financing thereof.

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

Substantial Level of Indebtedness--Our substantial level of indebtedness could adversely affect our ability to react to changes in our business. We may also be limited in our ability to use debt to fund future capital needs.

   We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 2000, both on an actual basis as well as on a pro forma basis giving effect to our common stock offering on January 17, 2001 of 13,445,200 shares.

                                                         Actual     Pro Forma
                                                       ----------- ------------
                                                        (Dollars in thousands)
   Total indebtedness................................. $ 2,602,687 $ 2,602,687
   Redeemable preferred stock.........................     842,718     842,718
   Stockholders' equity...............................   2,420,862   2,763,715
   Debt and redeemable preferred stock to equity
    ratio.............................................       1.42x       1.25x

   In addition, our earnings for the twelve months ended December 31, 2000 were insufficient to cover fixed charges by $202.3 million.

   As a result of our substantial indebtedness:

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

   We cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt, pay our obligations under our convertible preferred stock or fund our planned capital expenditures. In addition, we may need to refinance some or all of our indebtedness on or before maturity. We cannot guarantee, however, that we will be able to refinance our indebtedness on commercially reasonable terms or at all.

As a Holding Company, We Require Dividends from Subsidiaries to Meet Cash Requirements or Pay Dividends--If our subsidiaries are unable to dividend cash to us when we need it, we may be unable to pay dividends or satisfy our obligations, including interest and principal payments, under our debt instruments.

   Crown Castle International Corp., or "CCIC", is a holding company with no business operations of its own. CCIC's only significant asset is the outstanding capital stock of its subsidiaries. CCIC conducts all of its business operations through its subsidiaries. Accordingly, CCIC's only source of cash to pay dividends or make other distributions on its capital stock or to pay interest and principal on its outstanding indebtedness is distributions relating to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries. We currently expect that the earnings and cash flow of CCIC's subsidiaries will be retained and used by such subsidiaries in their operations, including the service of their respective debt obligations. Even if we did determine to make a distribution in respect of the capital stock of CCIC's subsidiaries, there can be no assurance that CCIC's subsidiaries will generate sufficient cash flow to pay or distribute such a dividend or funds, or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, would permit such dividends, distributions or payments. Furthermore, the terms of our credit facilities place restrictions on our principal subsidiaries' ability to pay dividends or to make distributions, and in any event, such dividends or distributions may only be paid if no default has occurred under the applicable instrument. Moreover, CCIC's subsidiaries are permitted under the terms of their existing debt instruments to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to CCIC. See "Business--Risk Factors--Substantial Level of Indebtedness" and "Business--Risk Factors--Ability to Service Debt".

Ability to Service Debt--To service our indebtedness, we will require a significant amount of cash from our subsidiaries. An inability to access our subsidiaries' cash flow may lead to an acceleration of our indebtedness, including our notes. Currently, the instruments governing our subsidiaries' indebtedness do not allow sufficient funds to be distributed to CCIC to service its indebtedness.

   If CCIC is unable to refinance its subsidiary debt or renegotiate the terms of such debt, CCIC may not be able to meet its debt service requirements, including interest payments on our notes, in the future. Our 9% senior notes, our 9 1/2% senior notes and our 10 3/4% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million and $53.8 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($16.8 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder.

Restrictive Debt Covenants--The terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

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

We Require Significant Capital to Fund Our Operations and Make Acquisitions-- If we are unable to raise capital in the future, we will be unable to achieve our currently contemplated business strategy and may not be able to fund our operations.

   We will require substantial capital as we increase the number of towers we own and manage by partnering with wireless carriers, by pursuing opportunities to build new towers, or build-to-suit opportunities, for wireless carriers and by pursuing other tower acquisition opportunities. We will also require substantial capital to acquire existing transmission networks globally as opportunities arise. If we are unable to raise capital when our needs arise, we will be unable to pursue our current business strategy and may not be able to fund our operations.

   To fund the execution of our business strategy, including the construction of new towers that we have agreed to build, we expect to use the remaining net proceeds of our recent offerings and borrowings available under our credit facilities. We will have additional cash needs to fund our operations and acquisitions in the future. We may also have additional cash needs in the near term if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

We May Not Be Able To Construct Or Acquire New Towers At The Pace And In The Locations That We Desire--If we are unable to do so, we may not be able to satisfy our current agreements to build new towers and we may have difficulty finding tenants to lease space on our new towers.

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

   During 2000, we completed construction of 1,178 towers. We currently have plans to commence construction on approximately 1,500 additional towers during 2001. Our ability to construct these new towers could be affected by a number of factors beyond our control, including:

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

Our Business Depends on the Demand for Wireless Communications--We will be adversely affected by any slowdown in the growth of, or reduction in demand for, wireless communications.

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

  .   changes in telecommunications regulations; and

  .   general economic conditions.

   A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. Moreover, wireless carriers often operate with substantial indebtedness, and financial problems for our customers could result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities. Finally, advances in technology, such as the development of new satellite and antenna systems, could reduce the need for land-based, or terrestrial, transmission networks. The occurrence of any of these factors could have a material adverse effect on our financial condition and results of operations.

Variability In Demand For Network Services May Reduce The Predictability Of Our Results--Our network services business has historically experienced significant volatility in demand. As a result, the operating results of our network services business for any particular period may vary significantly and should not be considered as necessarily being indicative of longer-term results.

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

We Operate Our Business In An Increasingly Competitive Industry And Many Of Our Competitors Have Significantly More Resources--As a result of this competition, we may find it more difficult to achieve favorable lease rates on our towers and we may be forced to pay more for future tower acquisitions.

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

   In addition, competition for the acquisition of towers is intense, and we expect it to continue to grow. We not only compete against other independent tower owners and operators, but also against wireless carriers, broadcasters and site developers. As competition consolidates, we may be faced with fewer acquisition opportunities, as well as higher acquisition prices. While we regularly explore acquisition opportunities, we cannot guarantee that we will be able to identify suitable towers to acquire in the future.

A Substantial Portion Of Our Revenues Is Dependent Upon Agreements With the BBC, NTL, Verizon, Cingular And Powertel

   If we were to lose our contracts with the BBC or our site sharing agreement with NTL, we would likely lose a substantial portion of our revenues. The BBC accounted for approximately 14.8% of our revenues for the twelve-month period ended December 31, 2000.

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

   A substantial portion of our U.K. broadcast transmission operations is conducted using sites owned by NTL, our principal broadcast competitor in the United Kingdom. NTL also utilizes our sites for their broadcast operations. This site sharing arrangement with NTL may be terminated on December 31, 2015, or any 10-year anniversary of that date, with five years' prior notice by either us or NTL, and may be terminated sooner if there is a continuing breach of the agreement. We cannot guarantee that this agreement will not be terminated, which could have a material adverse effect on our business, results of operations and financial condition.

   In addition, a substantial portion of our revenues are received from a few major wireless carriers, particularly carriers that have transferred their tower assets to us. We cannot guarantee that the lease or management service agreements with such carriers will not be terminated or that these carriers will renew such agreements.

Extensive Regulations Which Could Change At Any Time And With Which We Could Fail To Comply Regulate Our Business--If we fail to comply with applicable regulations, we could be fined or even lose our right to conduct some of our business.

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

   Since we signed our analog transmission contract with the BBC, the BBC has increased its service requirements to include 24-hour broadcasting on our transmission network for the BBC's two national television services and a requirement for us to add a number of additional analog stations and service enhancements to existing analog stations. As of December 31, 2000, the BBC has agreed to increases of approximately (Pounds)4.9 million (approximately $7.3 million) per year in the charges payable by the BBC to us for these service enhancements. These additional charges may require a revision amendment to that part of CCUK's transmission telecommunications license dealing with price regulation of analog broadcasting services to the BBC. We are in discussions with the BBC and OFTEL, the relevant regulatory authority in the United Kingdom, regarding wording which will modify the license regulatory provisions to take into account these agreed additional payments. There can be no assurances that such modification will be achieved as a result of these discussions with OFTEL.

If we fail to complete any or all of our previously agreed-to transactions, we will not recognize all of the benefits of such transactions.

   If one or more of our previously agreed-to transactions is not fully completed or is completed on significantly different terms than those currently contemplated, it could substantially affect the implementation of our business strategy. As a result, our future site rental revenue would be adversely affected. The agreements relating to these agreed-to transactions contain many conditions that must be satisfied before we can consummate such agreed-to transactions. In addition, each of the agreements relating to these agreed-to transactions includes provisions that could result in our purchasing or building fewer towers pursuant to such agreements.

Emissions from our Antennas May Create Health Risks--We could suffer from future claims if the radio frequency emissions from equipment on our towers is demonstrated to cause negative health effects.

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

Our International Operations Expose Us to Changes in Foreign Currency Exchange Rates--If we fail to properly match or hedge the currencies in which we conduct business, we could suffer losses as a result of changes in currency exchange rates.

   We conduct business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates. We also intend to expand our international operations in the future. For the twelve months ended December 31, 2000, approximately 34.6% of our consolidated revenues originated outside the United States, all of which were denominated in currencies other than U.S. dollars, principally pounds sterling and Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we could suffer future losses as a result of changes in currency exchange rates.

We Are Heavily Dependent on Our Senior Management--If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis and our business could be adversely affected.

   Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals as employees, including our chief executive officer and our president. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. None of our executives have signed noncompetition agreements. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Anti-Takeover Provisions in Our Certificate of Incorporation Could Have Effects That Conflict with the Interests of Our Stockholders--Certain provisions of our certificate of incorporation, by-laws and operative agreements could make it more difficult for a third party to acquire control of us even if such a change in control would be beneficial to you.

   We have a number of anti-takeover devices in place that will hinder takeover attempts and could reduce the market value of our common stock. Our anti-takeover provisions include:

  .   a staggered board of directors;

  . the authority of the board of directors to issue preferred stock without approval of the holders of common stock; and

  . advance notice requirements for director nominations and actions to be taken at annual meetings.

   In addition, our by-laws permit special meetings of the stockholders to be called only upon the request of a majority of the board of directors, and deny stockholders the ability to call such meetings. In addition, our BBC contracts may be terminated upon the occurrence of certain change of control events described in such contracts. Such provisions, as well as the provisions of
Section 203 of the Delaware General Corporation Law, could impede a merger, consolidation, takeover or other business combination or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Shares Eligible For Future Sale--Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock.

   Future sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock. As of March 15, 2001, we had 213,363,148 shares of common stock outstanding. In addition, we have reserved 27,249,272 shares of common stock for issuance under our various stock options plans, 1,639,990 shares of common stock upon exercise of outstanding warrants and 18,357,114 shares of common stock for the conversion of the outstanding convertible preferred stock.

Item 2. Properties

   Our principal corporate offices are located in Houston, Texas; Canonsburg, Pennsylvania; Warwick, United Kingdom; and Sydney, Australia.

                                                        Size
                    Location                   Title  (Sq. Ft.)       Use
                    --------                   ------ ---------       ---
   Houston, TX................................ Owned   19,563   Corporate office
   Canonsburg, PA............................. Owned   48,500   Corporate office
   Warwick, U.K............................... Owned   50,000   Corporate office
   Warwick, U.K............................... Leased  18,775   Corporate office
   Sydney, Australia.......................... Leased  10,500   Corporate office

   We have 18 additional regional offices in the United States and Puerto Rico throughout our tower coverage areas, including Albany, Atlanta, Baton Rouge, Birmingham, Boca Raton, Boston, Charlotte, Chicago, Houston, Indianapolis, Louisville, Nashville, Philadelphia, Phoenix, Pittsburgh, Pleasanton, San Juan and Washington, D.C. The principal responsibilities of these offices are to manage the leasing of tower space on a regional basis, maintain the towers already located in the region and implement our build-to-suit commitments in the area.

   In the United States, our interests in our tower sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a tower site typically consists of a three- to five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 3,000 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Our land leases generally have five- or ten-year terms and frequently contain one or more renewal options. Some land leases provide "trade-out" arrangements whereby we allow the landlord to use tower space in lieu of paying all or part of the land rent. As of December 31, 2000, we had approximately 7,836 land leases in the United States. Under the 2000 Credit Facility, our senior lenders have liens on a substantial number of our land leases and other property interests in the United States.

   In the United Kingdom, tower sites range from less than 400 square feet for a small rural TV booster station to over 50 acres for a high-power radio station. As in the United States, the site accommodates the towers, equipment buildings or cabins and, where necessary, guy wires to support the structure. Land is either owned freehold, which is usual for the larger sites, or is held on long-term leases that generally have terms of 21 years or more. As of December 31, 2000, we had approximately 1,660 land leases in the U.K.

   In Australia, our interests in tower sites are comprised of mainly leases and licenses granted by private, governmental and semi-governmental entities and individuals. The tower sites range from approximately 430 square feet to 2,400 square feet. Our land leases generally have terms up to 15 years through sequential leases and options to renew. As of December 31, 2000, we owned or managed a portfolio of approximately 716 towers in Australia. For approximately 680 of these towers, site tenure takes the form of a land lease or occupation license. For the balance, tenure on the land is currently secured by statutory access rights.

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

                                                                    High   Low
                                                                   ------ ------
   1999:
     First Quarter................................................ $23.50 $16.63
     Second Quarter...............................................  21.50  16.38
     Third Quarter................................................  25.50  14.69
     Fourth Quarter...............................................  33.50  15.44

   2000:
     First Quarter................................................ $44.75 $28.19
     Second Quarter...............................................  40.38  23.06
     Third Quarter................................................  39.69  24.50
     Fourth Quarter...............................................  32.25  21.38

   As of March 15, 2001, there were approximately 527 holders of record of the Common Stock.

Dividend Policy

   We have never declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is our current policy to retain earnings to finance the expansion of our operations. Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments and the terms of the certificates of designations in respect of our exchangeable preferred stock and our convertible preferred stock.

Issuance of Unregistered Securities

   Except as described below or otherwise disclosed in Quarterly Reports on Form 10-Q filed during 2000, we made no unregistered sales of equity securities during 2000.

   On December 15, 2000, we issued an additional 68,744 shares of common stock to an affiliate of BellSouth Corporation in connection with a closing relating to the BellSouth transaction. The agreement of sublease relating to the BellSouth transaction closed in a series of closings, with approximately 30% of the consideration being paid with our common stock. As of March 15, 2001, we have issued a total of 9,084,025 shares of common stock to BellSouth in connection with closings relating to the BellSouth transaction. The shares were issued in exempt transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

   On January 3, 2001, we issued 64,404 shares of unregistered common stock to the prior majority shareholder of Millennium Communications Limited in connection with the acquisition of Millennium by CCUK, which originally closed on October 8, 1998. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Act.

Item 6. Selected Financial Data

   The selected historical consolidated financial and other data for the Company set forth below for each of the five years in the period ended December 31, 2000, and as of December 31, 1996, 1997, 1998, 1999 and 2000,
have been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent certified public accountants. The results of operations for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999, the results for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998, and the results for the year ended December 31, 1998 are not comparable to the year ended December 31, 1997 as a result of business and tower acquisitions consummated in 1997, 1998, 1999 and 2000. Results of operations of these acquired businesses and towers are included in the Company's consolidated financial statements for the periods after the respective dates of acquisition. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                        Years Ended December 31,
                          ---------------------------------------------------------
                            1996      1997        1998        1999         2000
                          --------  ---------  ----------  -----------  -----------
                           (In thousands of dollars, except per share amounts)
Statement of Operations
 Data:
Net revenues:
  Site rental and
   broadcast
   transmission.........  $  5,615  $  11,010  $   75,028  $   267,894  $   446,039
  Network services and
   other................       592     20,395      38,050       77,865      203,126
                          --------  ---------  ----------  -----------  -----------
   Total net revenues...     6,207     31,405     113,078      345,759      649,165
                          --------  ---------  ----------  -----------  -----------
Costs of operations:
  Site rental and
   broadcast
   transmission.........     1,292      2,213      26,254      114,436      194,424
  Network services and
   other................         8     13,137      21,564       42,312      120,176
                          --------  ---------  ----------  -----------  -----------
   Total costs of
    operations..........     1,300     15,350      47,818      156,748      314,600
                          --------  ---------  ----------  -----------  -----------
General and
 administrative.........     1,678      6,824      23,571       43,823       76,944
Corporate
 development(a).........     1,324      5,731       4,625        5,403       10,489
Restructuring charges...        --         --          --        5,645           --
Non-cash general and
 administrative
 compensation
 charges(b).............        --         --      12,758        2,173        3,127
Depreciation and
 amortization...........     1,242      6,952      37,239      130,106      238,796
                          --------  ---------  ----------  -----------  -----------
Operating income
 (loss).................       663     (3,452)    (12,933)       1,861        5,209
Equity in earnings
 (losses) of
 unconsolidated
 affiliate..............        --     (1,138)      2,055           --           --
Interest and other
 income (expense)(c)....       193      1,951       4,220       17,731       33,761
Interest expense and
 amortization of
 deferred financing
 costs..................    (1,803)    (9,254)    (29,089)    (110,908)    (241,294)
                          --------  ---------  ----------  -----------  -----------
Loss before income
 taxes, minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      (947)   (11,893)    (35,747)     (91,316)    (202,324)
Provision for income
 taxes..................       (10)       (49)       (374)        (275)        (246)
Minority interests......        --         --      (1,654)      (2,756)        (721)
                          --------  ---------  ----------  -----------  -----------
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............      (957)   (11,942)    (37,775)     (94,347)    (203,291)
Extraordinary item--loss
 on early extinguishment
 of debt................        --         --          --           --       (1,495)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....        --         --          --       (2,414)          --
                          --------  ---------  ----------  -----------  -----------
Net loss................      (957)   (11,942)    (37,775)     (96,761)    (204,786)
Dividends on preferred
 stock..................        --     (2,199)     (5,411)     (28,881)     (59,469)
                          --------  ---------  ----------  -----------  -----------
Net loss after deduction
 of dividends on
 preferred stock........  $   (957) $ (14,141) $  (43,186) $  (125,642) $  (264,255)
                          ========  =========  ==========  ===========  ===========
Per common share--basic
 and diluted:
  Loss before
   extraordinary item
   and cumulative effect
   of change in
   accounting
   principle............  $  (0.27) $   (2.27) $    (1.02) $     (0.94) $     (1.47)
  Extraordinary item....        --         --          --           --        (0.01)
  Cumulative effect of
   change in accounting
   principle............        --         --          --        (0.02)          --
                          --------  ---------  ----------  -----------  -----------
  Net loss..............  $  (0.27) $   (2.27) $    (1.02) $     (0.96) $     (1.48)
                          ========  =========  ==========  ===========  ===========
Common shares
 outstanding--basic and
 diluted (in
 thousands).............     3,503      6,238      42,518      131,466      178,588
                          ========  =========  ==========  ===========  ===========
Other Data:
EBITDA(d)...............  $  1,905  $   3,500  $   37,064  $   139,785  $   247,132
Summary cash flow
 information:
  Net cash provided by
   (used for) operating
   activities...........      (530)      (624)     44,976       92,608      165,495
  Net cash used for
   investing
   activities...........   (13,916)  (111,484)   (149,248)  (1,509,146)  (1,957,687)
  Net cash provided by
   financing
   activities...........    21,193    159,843     345,248    1,670,402    1,707,091
Ratio of earnings to
 fixed charges(e).......        --         --          --           --           --

Balance Sheet Data (at
 period end):
Cash and cash
 equivalents............  $  7,343  $  55,078  $  296,450  $   549,328  $   453,833
Property and equipment,
 net....................    26,753     81,968     592,594    2,468,101    4,303,037
Total assets............    41,226    371,391   1,523,230    3,836,650    6,439,841
Total debt..............    22,052    156,293     429,710    1,542,343    2,602,687
Redeemable preferred
 stock(f)...............    15,550    160,749     201,063      422,923      842,718
Total stockholders'
 equity (deficit).......      (210)    41,792     737,562    1,617,747    2,420,862

--------
(a) Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers. For the year ended December 31, 1997, such expenses include (1) nonrecurring cash bonuses of $0.9 million paid to certain executive officers in connection with CCIC's initial investment in CCUK (the "CCUK Investment"); and (2) a nonrecurring cash charge of $1.3 million related to the purchase by CCIC of shares of common stock from CCIC's former chief executive officer in connection with the CCUK Investment.
(b) Represents charges related to the issuance of stock options to certain employees and executives, and the issuance of common stock and stock options in connection with certain acquisitions.
(c) Includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CCUK in connection with the CCUK Investment.
(d) EBITDA is defined as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges and restructuring charges. EBITDA is presented as additional information because management believes it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of EBITDA may not be comparable to similarly titled measures of other companies.
(e) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes, fixed charges and equity in earnings (losses) of unconsolidated affiliate. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the years ended December 31, 1996, 1997, 1998, 1999 and 2000, earnings were insufficient to cover fixed charges by $0.9 million, $10.8 million, $37.8 million, $91.3 million and $202.3 million, respectively.
(f) The 1996 and 1997 amounts represent (1) the senior convertible preferred stock privately placed by CCIC in August 1997 and October 1997, all of which has been converted into shares of common stock; and (2) the Series A convertible preferred stock, the Series B convertible preferred stock and the Series C convertible preferred stock privately placed by CCIC in April 1995, July 1996 and February 1997, respectively, all of which has been converted into shares of common stock in connection with the consummation of our IPO. The 1998 amount represents the 12 3/4% Senior Exchangeable Preferred Stock due 2010.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of December 31, 2000 and our consolidated results of operations for each year in the three-year period ended December 31, 2000. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. See "--Cautionary Statement for Purposes of Forward-Looking Statements". This discussion should be read in conjunction with "Selected Historical Financial Data" and the consolidated financial statements and related notes included elsewhere in this document. Results of operations of the acquired businesses and towers that are wholly and majority owned are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999, and the results for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998.

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

   Our revenues that are derived from the provision of transmission services to the broadcasting industry will be affected by:

  . the timing of the rollout of digital television broadcasts from tower-mounted antenna systems, or "digital terrestrial television broadcasts", in the United Kingdom, as well as in the United States and other countries around the world;

  .   consumer demand for digital terrestrial broadcasting;

  .   interest rates;

  .   cost of capital;

  .   zoning restrictions on towers; and

  .   the cost of building towers.

   As an important part of our business strategy, we will seek:

  (1) to maximize utilization of our tower capacity,

  (2) to utilize the expertise of U.S., U.K. and Australian personnel to capture global growth opportunities,

  (3) to partner with wireless carriers to assume ownership of their existing towers,

  (4) to build new towers for wireless carriers, and

  (5) to acquire existing broadcast transmission networks globally as opportunities arise.

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

   Site rental revenues in the U.S. are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

  .   microwave;

  .   cellular;

  . personal communications services, a digital service operating at a higher frequency range than cellular;

  .   paging;

  . specialized mobile radio, a service operating in the frequency range used for two-way radio communication by public safety, trucking companies, and other dispatch service users; and

  . enhanced specialized mobile radio, a service operating in the frequency range typically used for digital communications.

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

   Site rental revenues in the U.K. are received from other broadcast transmission service providers (primarily NTL) and wireless communications companies, including all four U.K. cellular operators (BT Cellnet, Vodafone, One 2 One and Orange). Site rental revenues are generally recognized on a monthly basis under lease agreements with original terms of three to 12 years. Such lease agreements generally require annual payments in advance, and include rental rate adjustment provisions between one and three years from the commencement of the lease. Site rental revenues are expected to become an increasing portion of CCUK's total U.K. revenue base, and we believe that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services in the United Kingdom.

   Network services revenues in the U.S. consist of revenues from:

  (1) network design and site selection,

  (2) site acquisition,

  (3) site development and construction,

  (4) antenna installation, and

  (5) other services.

Network services revenues are received primarily from wireless communications companies. Network services revenues in the U.S. are recognized under service contracts which provide for billings on either a fixed price basis or a time and materials basis. Demand for our network services fluctuates from period to period and within periods. See "Item 1. Business-- Risk Factors--Variability in Demand for Network Services May Reduce the Predictability of Our Results". Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. We also derive revenues from the ownership and operation of microwave radio and specialized mobile radio networks in Puerto Rico where we own radio wave spectrum in the 2,000 MHz and 6,000 MHz range (for microwave radio) and the 800 MHz range (for specialized mobile radio). These revenues are generally recognized under monthly management or service agreements.

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

   Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. We incur these network services costs (1) to support our internal operations, including maintenance of our owned towers, and (2) to maintain the employees necessary to provide end-to-end services to third parties regardless of the level of such business at any time. We believe that our experienced staff enables us to provide the type of end-to-end services that enhance our ability to acquire access to the infrastructure of wireless carriers and to attract significant build-to-suit contracts.

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

   Depreciation and amortization charges relate to our property and equipment (which consists primarily of towers, broadcast transmission equipment, associated buildings, construction equipment and vehicles), goodwill and other intangible assets recorded in connection with business acquisitions. Depreciation of towers, depreciation of broadcast transmission equipment and amortization of goodwill are computed with a useful life of 20 years. Amortization of other intangible assets (principally the value of existing site rental contracts at Crown Communication) is computed with a useful life of 10 years. Depreciation of buildings is computed with useful lives ranging from 20 to 50 years. Depreciation of construction equipment and vehicles are generally computed with useful lives of 10 years and 5 years, respectively.

   In August 1998, we completed a share exchange with the shareholders of CCUK, under which our ownership of CCUK increased from approximately 34.3% to 80%. In October 1998, CCUK completed the acquisition of Millennium. In March 1999, we completed the formation of Crown Atlantic. In June and December of 1999, we completed the acquisition of towers from Powertel. During 1999 and 2000 we completed the transactions with BellSouth, BellSouth DCS and GTE. Additionally, during 2000 Crown Atlantic acquired the Frontier towers from Bell Atlantic Mobile, and CCAL completed the substantial portion of the transaction with Cable & Wireless Optus. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999, and the results for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                             Year Ended           Year Ended           Year Ended
                          December 31, 1998   December 31, 1999    December 31, 2000
                          ------------------  -------------------  -------------------
                                    Percent              Percent              Percent
                                     of Net               of Net               of Net
                           Amount   Revenues   Amount    Revenues   Amount    Revenues
                          --------  --------  ---------  --------  ---------  --------
                                         (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission.........  $ 75,028    66.4%   $ 267,894    77.5%   $ 446,039    68.7%
  Network services and
   other................    38,050    33.6       77,865    22.5      203,126    31.3
                          --------   -----    ---------   -----    ---------   -----
   Total net revenues...   113,078   100.0      345,759   100.0      649,165   100.0
                          --------   -----    ---------   -----    ---------   -----
Operating expenses:
 Costs of operations:
  Site rental and
   broadcast
   transmission.........    26,254    35.0      114,436    42.7      194,424    43.6
  Network services and
   other................    21,564    56.7       42,312    54.3      120,176    59.2
                          --------            ---------            ---------
   Total costs of
    operations..........    47,818    42.3      156,748    45.4      314,600    48.5
General and
 administrative.........    23,571    20.8       43,823    12.7       76,944    11.8
Corporate development...     4,625     4.1        5,403     1.6       10,489     1.6
Restructuring charges...        --      --        5,645     1.6           --      --
Non-cash general and
 administrative
 compensation charges...    12,758    11.3        2,173     0.6        3,127     0.5
Depreciation and
 amortization...........    37,239    32.9      130,106    37.6      238,796    36.8
                          --------   -----    ---------   -----    ---------   -----
Operating income
 (loss).................   (12,933)  (11.4)       1,861     0.5        5,209     0.8
Other income (expense):
  Equity in earnings of
   unconsolidated
   affiliate............     2,055     1.8           --      --           --      --
  Interest and other
   income (expense).....     4,220     3.7       17,731     5.1       33,761     5.2
  Interest expense and
   amortization of
   deferred financing
   costs................   (29,089)  (25.7)    (110,908)  (32.0)    (241,294)  (37.2)
                          --------   -----    ---------   -----    ---------   -----
Loss before income
 taxes, minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (35,747)  (31.6)     (91,316)  (26.4)    (202,324)  (31.2)
Provision for income
 taxes..................      (374)   (0.3)        (275)   (0.1)        (246)     --
Minority interests......    (1,654)   (1.5)      (2,756)   (0.8)        (721)   (0.1)
                          --------   -----    ---------   -----    ---------   -----
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (37,775)  (33.4)     (94,347)  (27.3)    (203,291)  (31.3)
Extraordinary item--loss
 on early extinguishment
 of debt................        --      --           --      --       (1,495)   (0.2)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....        --      --       (2,414)   (0.7)          --      --
                          --------   -----    ---------   -----    ---------   -----
Net loss................  $(37,775)  (33.4)%  $ (96,761)  (28.0)%  $(204,786)  (31.5)%
                          ========   =====    =========   =====    =========   =====

  Comparison of Years Ended December 31, 2000 and 1999

   Consolidated revenues for 2000 were $649.2 million, an increase of $303.4 million from 1999. This increase was primarily attributable to:

  (1) a $178.1 million, or 66.5%, increase in site rental and broadcast transmission revenues, of which $20.2 million was attributable to CCUK, $25.9 million was attributable to Crown Atlantic, $6.8 million was attributable to CCAL and $125.2 million was attributable to CCUSA,

  (2) a $101.3 million increase in network services and other revenues from CCUSA,

  (3) a $3.8 million increase in network services and other revenues from CCUK, and

  (4) a $21.7 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for 2000 were $314.6 million, an increase of $157.9 million from 1999. This increase was primarily attributable to:

  (1) an $80.0 million increase in site rental and broadcast transmission costs, of which $10.4 million was attributable to CCUK, $9.9 million was attributable to Crown Atlantic, $3.6 million was attributable to CCAL and $56.1 million was attributable to CCUSA,

  (2) a $62.1 million increase in network services costs related to CCUSA,

  (3) a $3.0 million increase in network services costs from CCUK, and

  (4) a $13.8 million increase in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 43.6% for 2000 from 42.7% for 1999 because of lower margins attributable to the CCUK, CCAL and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 59.2% for 2000 from 54.3% for 1999, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for 2000 were $76.9 million, an increase of $33.1 million from 1999. This increase was primarily attributable to:

  (1) a $21.7 million increase in expenses related to the CCUSA operations,

  (2) a $1.2 million increase in expenses at our corporate office,

  (3) a $3.3 million increase in expenses at Crown Atlantic,

  (4) a $2.4 million increase in expenses at CCUK, and

  (5) $4.4 million in expenses at CCAL.

General and administrative expenses as a percentage of revenues decreased for 2000 to 11.8% from 12.7% for 1999 because of lower overhead costs as a percentage of revenues for CCUSA and Crown Atlantic.

   Corporate development expenses for 2000 were $10.5 million, compared to $5.4 million for 1999. This increase was primarily attributable to an increase in expenses at our corporate office.

   For 2000, we recorded non-cash general and administrative compensation charges of $3.1 million related to the issuance of stock and stock options to certain employees and executives, compared to $2.2 million for 1999. See "-- Compensation Charges Related to Stock Option Grants and Acquisitions".

   Depreciation and amortization for 2000 was $238.8 million, an increase of $108.7 million from 1999. This increase was primarily attributable to:

  (1) a $13.6 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) $9.2 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) $5.2 million of depreciation and amortization related to property and equipment from CCAL, and

  (4) an $80.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for 2000 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings (see "-- Liquidity and Capital Resources") and

  (2) a gain recognized upon the disposition of an investment in an affiliate, partially offset by

    (3) costs incurred in connection with unsuccessful acquisition attempts.

   Interest expense and amortization of deferred financing costs for 2000 was $241.3 million, an increase of $130.4 million, or 117.6%, from 1999. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9% senior notes, the 9 1/2% senior notes and the 10 3/4% senior notes, and the write-off of unamortized deferred financing costs related to the term loans. See "-- Liquidity and Capital Resources".

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 18.0% interest in the operations of the GTE joint venture and the minority shareholder's 33.3% interest in the CCAL operations.

   The extraordinary loss on early extinguishment of debt for 2000 represents the write-off of unamortized deferred financing costs related to the senior credit facility. See "--Liquidity and Capital Resources".

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

  (2) $1.8 million increase in expenses at our corporate office,

  (3) a $3.2 million increase in expenses at CCUK, and

  (4) $5.1 million in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased for 1999 to 12.7% from 20.8% for 1998 because of lower overhead costs as a percentage of revenues for CCUK, Crown Atlantic and CCUSA.

   Corporate development expenses for 1999 were $5.4 million, compared to $4.6 million for 1998. This increase was attributable to $0.8 million in expenses at CCUK. Corporate development expenses for 1998 include discretionary bonuses related to our performance totaling approximately $1.8 million for certain members of our management.

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

   We completed a restructuring of the operations of our subsidiary, TeleStructures, Inc., in December 1999. The objective of this restructuring was to reduce the size of the TeleStructures, Inc. staff to a level which could be justified by its operating volume. In the fourth quarter of 1999, we recorded one-time charges totaling $3.8 million related to severance payments for the staff reductions, the recognition of an impairment loss for the remaining goodwill from the acquisition and other related costs.

   For 1999, we recorded non-cash general and administrative compensation charges of $2.2 million related to the issuance of stock options to certain employees and executives, compared to $12.8 million for 1998. See "-- Compensation Charges Related to Stock Option Grants".

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

   The equity in earnings of unconsolidated affiliate represents our 34.3% share of CCUK's net earnings for the periods prior to August 1998, at which time the share exchange with CCUK's shareholders was completed. For the eight months ended August 31, 1998, after making appropriate adjustments to CCUK's results of operations for such period to conform to generally accepted accounting principles of the United States, CCUK had net revenues, operating income, interest expense (including amortization of deferred financing costs) and net income of $97.2 million, $18.6 million, $13.4 million and $6.0 million, respectively. Included in CCUK's results of operations for such period are non-cash compensation charges for approximately $3.8 million related to the issuance of stock options to certain members of CCUK's management.

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

   Interest expense and amortization of deferred financing costs for 1999 was $110.9 million, an increase of $81.8 million, or 281.3%, from 1998. This increase was primarily attributable to interest on indebtedness at CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9 1/2% senior notes and the 9 1/2% senior notes, and interest and fees on the term loans used to finance the BellSouth and Powertel escrow payments.

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

   For the years ended December 31, 1998, 1999 and 2000, our net cash provided by operating activities was $45.0 million, $92.6 million and $165.5 million, respectively. For the years ended December 31, 1998, 1999 and 2000, our net cash provided by financing activities was $345.2 million, $1,670.4 million and $1,707.1 million, respectively. Our primary financing-related activities in 2000 and the first quarter of 2001 included the following:

  2000 Credit Facility

   In March 2000, a subsidiary of CCIC entered into a credit agreement with a syndicate of banks which consists of two term loan facilities and a revolving line of credit aggregating $1,200.0 million. Available borrowings under the 2000 credit facility are generally to be used for the construction and purchase of towers and for general corporate purposes of CCUSA, Crown Castle GT and CCAL. The amount of available borrowings will be determined based on the current financial performance (as defined) of those subsidiaries' assets. In addition, up to $25.0 million of borrowing availability under the 2000 credit facility can be used for letters of credit. On March 15, 2000, we used $83.4 million in borrowings under the 2000 credit facility to repay outstanding borrowings and accrued interest under the Crown Communication senior credit facility. The net proceeds from $316.6 million in additional borrowings were used to fund a portion of the purchase price for the GTE joint venture and for general corporate purposes. During the remainder of 2000 and the first quarter of 2001, we borrowed an additional $150.0 million under the 2000 credit facility for general corporate purposes.

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

  January 2001 Offering

   On January 11, 2001, we sold shares of our common stock in an underwritten public offering. We had granted the underwriters an over-allotment option to purchase additional shares in the offering. On January 12, 2001, the over-allotment option was partially exercised. As a result, we sold a total of 13,445,200 shares of our common stock at a price of $26.25 per share and received proceeds of $342.9 million (after underwriting discounts of $10.1 million). The proceeds from this offering will be used for general corporate purposes.

  Crown Atlantic Credit Facility

   In March 2001, the Crown Atlantic credit facility was amended to increase the available borrowings to $345.0 million. Under the amended facility, the amount of available borrowings will begin to decrease on March 31, 2003. During the first quarter of 2001, Crown Atlantic borrowed an additional $31.0 million under the Crown Atlantic credit facility for general corporate purposes.

   Capital expenditures were $636.5 million for the year ended December 31, 2000, of which $10.9 million were for CCIC, $422.4 million were for CCUSA, $99.1 million were for Crown Atlantic, $102.4 million were for CCUK and $1.7 million were for CCAL. We anticipate that we will build, through the end of 2001, approximately 1,000 towers in the United States at a cost of approximately $230.0 million and approximately

500 towers in the United Kingdom at a cost of approximately $100.0 million. We also expect to spend approximately $120.0 million in the United States to improve the structural capacity of our domestic towers.

   In addition to capital expenditures in connection with build-to-suits, we have applied a significant amount of capital to finance the remaining cash portion of the consideration paid in connection with the recent transactions discussed below.

   In connection with the BellSouth transaction, through December 2000, we have issued approximately 9.1 million shares of our common stock and paid BellSouth $438.1 million in cash.

   In connection with the BellSouth DCS transaction, through December 2000, we have paid BellSouth DCS $301.5 million in cash.

   On November 7, 1999, we entered into an agreement with GTE (now part of Verizon Communications) to form a joint venture to own and operate a significant majority of GTE's towers. The agreement contemplated that the transaction would be completed in multiple closings during 2000. On January 31, 2000, the formation of the joint venture took place in connection with the first such closing of towers. During the course of the multiple closings, (1) we contributed an aggregate of approximately $815.3 million (of which approximately $94.5 million was in shares of our common stock, with the balance in cash) in exchange for a majority ownership interest in the joint venture, and (2) GTE contributed approximately 2,300 towers in exchange for cash distributions aggregating approximately $695.8 million from the joint venture and a minority ownership interest in the joint venture. Upon dissolution of the joint venture, GTE will receive (1) the 5.1 million shares of our common stock contributed to the joint venture and (2) a payment equal to approximately 11.1% of the fair market value of the joint venture's other net assets; we will then receive the remaining assets and liabilities of the joint venture. We have accounted for our investment in the GTE joint venture as a purchase of tower assets, and have included the joint venture's results of operations and cash flows in our consolidated financial statements for periods subsequent to formation.

   Upon entering into the agreement with GTE, we placed $50.0 million into an escrow account. At the April 3, 2000 closing for the GTE joint venture, the funds in the escrow account were used to pay $50.0 million of our cash contribution. A portion of the remaining cash contribution for this closing was financed with the net proceeds from borrowings under the Term Loans due 2011 (as discussed above).

   In addition to the approximately 2,300 towers contributed pursuant to the formation agreement, GTE had the right to contribute certain additional towers to the GTE joint venture, including towers acquired by GTE from Ameritech Corp. ("Ameritech"), on terms substantially similar to those in the formation agreement. In April 2000, we agreed with GTE that the Ameritech towers would be contributed to the joint venture. In August and September 2000, we contributed $181.6 million in cash, and GTE contributed 497 of the Ameritech towers in exchange for a cash distribution of $181.6 million from the joint venture.

   In March 2000, CCAL (our 66.7% owned subsidiary) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus. The total purchase price for the towers will be approximately $135.0 million in cash (Australian $220.0 million). We have accounted for our investment in CCAL as a purchase of tower assets, and have included CCAL's results of operations and cash flows in our consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. We contributed $90.8 million in cash (Australian $147.5 million) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $103.5 million (Australian $168.1 million) to Optus. During the remainder of 2000, CCAL made additional payments to Optus amounting to $15.4 million (Australian $27.5 million).

   We expect that the completion of the recent transactions and the execution of our new tower build, or build-to-suit program, will have a material impact on our liquidity. We expect that once integrated, these transactions will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity.

   To fund the execution of our business strategy, including the recent transactions described above and the construction of new towers that we have agreed to build, we expect to use the net proceeds of our recent offerings and borrowings available under our U.S. and U.K. credit facilities. We will have additional cash needs to fund our operations in the future. We may also have additional cash needs in the future if additional tower acquisitions or build-to-suit opportunities arise. Some of the opportunities that we are currently pursuing could require significant additional capital. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

   As of December 31, 2000, we had consolidated cash and cash equivalents of $453.8 million (including $62.1 million at CCUSA, $79.6 million at CCUK, $1.1 million at Crown Atlantic and $6.8 million at CCAL), consolidated long-term debt of $2,602.7 million, consolidated redeemable preferred stock of $842.7 million and consolidated stockholders' equity of $2,420.9 million.

   As of March 15, 2001, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $75.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)57.1 million ($85.4 million). As of March 15, 2001, our subsidiaries had approximately $404.1 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9 1/2% senior notes and our 10 3/4% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million and $53.8 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 ($16.8 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder.

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

   We have designated CCUK and Crown Atlantic as Unrestricted Subsidiaries. Summarized financial information for (1) CCIC and our Restricted Subsidiaries; and (2) our Unrestricted Subsidiaries is as follows:

                                            December 31, 2000
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  322,206   $  131,627   $        --   $  453,833
Other current assets.....      228,755       89,546            --      318,301
Property and equipment,
 net.....................    3,025,354    1,277,683            --    4,303,037
Investments..............      137,000           --            --      137,000
Investments in
 Unrestricted
 Subsidiaries............    1,618,813           --    (1,618,813)          --
Goodwill and other
 intangible assets, net..      188,822      924,054            --    1,112,876
Other assets, net........       98,671       16,123            --      114,794
                            ----------   ----------   -----------   ----------
                            $5,619,621   $2,439,033   $(1,618,813)  $6,439,841
                            ==========   ==========   ===========   ==========
Current liabilities......   $  205,444   $  119,432   $        --   $  324,876
Long-term debt...........    2,042,935      559,752            --    2,602,687
Other liabilities........       26,914       66,440            --       93,354
Minority interests.......       80,748       74,596            --      155,344
Redeemable preferred
 stock...................      842,718           --            --      842,718
Stockholders' equity.....    2,420,862    1,618,813    (1,618,813)   2,420,862
                            ----------   ----------   -----------   ----------
                            $5,619,621   $2,439,033   $(1,618,813)  $6,439,841
                            ==========   ==========   ===========   ==========

                          Three Months Ended December 31, 2000       Year Ended December 31, 2000
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $117,065     $84,908      $201,973    $ 336,012     $313,153    $ 649,165
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     62,471      41,995       104,466      163,454      151,146      314,600
General and
 administrative.........     18,590       5,810        24,400       60,426       16,518       76,944
Corporate development...      3,951         123         4,074        9,706          783       10,489
Non-cash general and
 administrative
 compensation charges...        983         525         1,508        2,153          974        3,127
Depreciation and
 amortization...........     39,598      31,833        71,431      128,204      110,592      238,796
                           --------     -------      --------    ---------     --------    ---------
Operating income
 (loss).................     (8,528)      4,622        (3,906)     (27,931)      33,140        5,209
Interest and other
 income (expense).......     11,094          81        11,175       32,525        1,236       33,761
Interest expense and
 amortization of
 deferred financing
 costs..................    (54,887)    (12,420)      (67,307)    (191,447)     (49,847)    (241,294)
Provision for income
 taxes..................        (79)         (4)          (83)         (97)        (149)        (246)
Minority interests......      1,489        (404)        1,085        3,833       (4,554)        (721)
Extraordinary item......         --          --            --       (1,495)          --       (1,495)
                           --------     -------      --------    ---------     --------    ---------
Net loss................   $(50,911)    $(8,125)     $(59,036)   $(184,612)    $(20,174)   $(204,786)
                           ========     =======      ========    =========     ========    =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the "1997 and 1998 Securities") and
(2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes and the 10 3/4% Senior Notes (the "1999 and 2000 Securities"):

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
Tower Cash Flow, for the three months ended
 December 31, 2000................................    $ 27,781      $ 27,781
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended December 31, 2000..........................    $102,426      $112,132
Less: Tower Cash Flow, for the twelve months ended
 December 31, 2000................................     (88,512)      (88,512)
Plus: four times Tower Cash Flow, for the three
 months ended December 31, 2000...................     111,124       111,124
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended December 31, 2000...................    $125,038      $134,744
                                                      ========      ========

Compensation Charges Related to Stock Option Grants and Acquisitions

   During the period from April 24, 1998 through July 15, 1998, we granted options to employees and executives for the purchase of 3,236,980 shares of our common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the IPO, and the remaining options for 1,426,250 shares are vesting at 20% per year over five years, beginning one year from the date of grant. In addition, we assigned our right to repurchase shares of our common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a former director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CCUK's shareholders and at prices substantially below the price to the public in the IPO, we have recorded a non-cash general and administrative compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the IPO. Such compensation charge will total approximately $18.4 million, of which approximately $10.6 million was recognized upon consummation of the IPO (for such options and shares which vested upon consummation of the IPO), and the remaining $7.8 million is being recognized over five years (approximately $1.6 million per year) through the second quarter of 2003. An additional $1.6 million in non-cash general and administrative compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CCUK's management prior to the consummation of the share exchange.

   In July 2000, we issued (1) 199,473 shares of our common stock and (2) options to purchase 17,577 shares of our common stock with an exercise price of $.01 per share in connection with an acquisition by CCUK. Such shares and options were deemed to be compensation to the former shareholders of the acquired company (who remain employed by the Company). As a result, CCUK will recognize non-cash general and administrative compensation charges of approximately $8.4 million over five years.

   In September 2000, we issued 336,600 shares of our common stock in connection with an acquisition by CCUSA. Of such shares, 170,710 were deemed to be compensation to the former shareholders of the acquired company (who remain employed by the Company). As a result, CCUSA will recognize non-cash general and administrative compensation charges of approximately $5.9 million over four years.

Impact of Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. The Company will adopt the requirements of SFAS 133 as of January 1, 2001. The adoption of SFAS 133 will result in a net transition adjustment gain of approximately $0.2 million in accumulated other comprehensive income, the recognition of approximately $0.4 million of derivative instrument assets and the recognition of approximately $0.2 million of derivative instrument liabilities. The amounts for this transition adjustment are based on current fair value measurements at the date of adoption of SFAS 133. The Company also expects that the adoption of SFAS 133 will increase the volatility of other comprehensive income as reported in its future financial statements.

Cautionary Statement for Purposes of Forward-Looking Statements

   Certain information contained in this Annual Report on Form 10-K (including statements contained in "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future results of operations, future revenues, future costs and expenses and future margins; anticipated timing of capital expenditures made by wireless carriers and broadcasters; further applications and revenue sources for the Company's properties and acquisitions; anticipated releases and technological advances; the effects of and expected benefits from acquisitions and strategic alliances; the effect of changes in accounting standards on our results of operations and financial condition; the effect of the Euro's introduction; the inherent unpredictability of adversarial proceedings and other contingent liabilities; future capital expenditures and future financial condition; future wireless and broadcast industry conditions; and world economic conditions. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove correct.

   When used in this report, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted in such forward-looking statements include, but are not limited to the factors set forth in "--Overview" above and "Item 1. Business--Risk Factors."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. Therefore, fluctuations in market interest rates of 1% in 2001 would not have a material effect on our consolidated financial results.

   The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK's and CCAL's transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are generally limited to foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and believe that foreign currency exchange risk is not significant to our operations.

Item 8. Financial Statements and Supplementary Data

               Crown Castle International Corp. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of KPMG LLP, Independent Auditors..................................   52
Consolidated Balance Sheet as of December 31, 1999 and 2000...............   53
Consolidated Statement of Operations and Comprehensive Loss for each of
 the three years in the period ended December 31, 2000....................   54
Consolidated Statement of Cash Flows for each of the three years in the
 period ended December 31, 2000...........................................   55
Consolidated Statement of Stockholders' Equity for each of the three years
 in the period ended December 31, 2000....................................   56
Notes to Consolidated Financial Statements................................   57

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crown Castle International Corp.:

   We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Houston, Texas
February 23, 2001

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (In thousands of dollars, except share amounts)

                                                                 December 31,
                                                             ----------------------
                                                                1999        2000
                           ASSETS                            ----------  ----------
Current assets:
  Cash and cash equivalents................................. $  549,328  $  453,833
  Receivables:
    Trade, net of allowance for doubtful accounts of $3,218
     and $18,722 at December 31, 1999 and 2000,
     respectively...........................................     74,290     168,184
    Other...................................................      4,327       4,942
  Short-term investments....................................         --      38,000
  Inventories...............................................     19,178      78,640
  Prepaid expenses and other current assets.................     14,922      28,535
                                                             ----------  ----------
      Total current assets..................................    662,045     772,134
Property and equipment, net.................................  2,468,101   4,303,037
Escrow deposit for acquisition..............................     50,000          --
Investments.................................................         --     137,000
Goodwill and other intangible assets, net of accumulated
 amortization of $53,437 and $101,085 at December 31, 1999
 and 2000, respectively.....................................    596,147   1,112,876
Deferred financing costs and other assets, net of
 accumulated amortization of $4,245 and $10,733 at December
 31, 1999 and 2000, respectively............................     60,357     114,794
                                                             ----------  ----------
                                                             $3,836,650  $6,439,841
                                                             ==========  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $   45,998  $  100,766
  Accrued interest..........................................     20,912      47,604
  Accrued compensation and related benefits.................      4,005      11,901
  Deferred rental revenues and other accrued liabilities....     60,366     164,605
                                                             ----------  ----------
      Total current liabilities.............................    131,281     324,876
Long-term debt..............................................  1,542,343   2,602,687
Other liabilities...........................................     67,064      93,354
                                                             ----------  ----------
      Total liabilities.....................................  1,740,688   3,020,917
                                                             ----------  ----------
Commitments and contingencies (Note 12)
Minority interests..........................................     55,292     155,344
Redeemable preferred stock..................................    422,923     842,718
Stockholders' equity:
  Common stock, $.01 par value; 690,000,000 shares
   authorized:
   Common Stock; shares issued: December 31, 1999--
    146,074,905 and December 31, 2000--198,912,094..........      1,461       1,989
   Class A Common Stock; shares issued: December 31, 1999--
    11,340,000 and December 31, 2000--none..................        113          --
  Additional paid-in capital................................  1,805,053   2,894,095
  Accumulated other comprehensive loss......................     (3,013)    (25,100)
  Accumulated deficit.......................................   (185,867)   (450,122)
                                                             ----------  ----------
      Total stockholders' equity............................  1,617,747   2,420,862
                                                             ----------  ----------
                                                             $3,836,650  $6,439,841
                                                             ==========  ==========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

              (In thousands of dollars, except per share amounts)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Net revenues:
  Site rental and broadcast transmission....... $ 75,028  $ 267,894  $ 446,039
  Network services and other...................   38,050     77,865    203,126
                                                --------  ---------  ---------
                                                 113,078    345,759    649,165
                                                --------  ---------  ---------
Operating expenses:
  Costs of operations (exclusive of
   depreciation and amortization):
    Site rental and broadcast transmission.....   26,254    114,436    194,424
    Network services and other.................   21,564     42,312    120,176
  General and administrative...................   23,571     43,823     76,944
  Corporate development........................    4,625      5,403     10,489
  Restructuring charges........................       --      5,645         --
  Non-cash general and administrative
   compensation charges........................   12,758      2,173      3,127
  Depreciation and amortization................   37,239    130,106    238,796
                                                --------  ---------  ---------
                                                 126,011    343,898    643,956
                                                --------  ---------  ---------
Operating income (loss)........................  (12,933)     1,861      5,209
Other income (expense):
  Equity in earnings of unconsolidated
   affiliate...................................    2,055         --         --
  Interest and other income (expense)..........    4,220     17,731     33,761
  Interest expense and amortization of deferred
   financing costs.............................  (29,089)  (110,908)  (241,294)
                                                --------  ---------  ---------
Loss before income taxes, minority interests,
 extraordinary item and cumulative effect of
 change in accounting principle................  (35,747)   (91,316)  (202,324)
Provision for income taxes.....................     (374)      (275)      (246)
Minority interests.............................   (1,654)    (2,756)      (721)
                                                --------  ---------  ---------
Loss before extraordinary item and cumulative
 effect of change in accounting principle......  (37,775)   (94,347)  (203,291)
Extraordinary item--loss on early
 extinguishment of debt........................       --         --     (1,495)
Cumulative effect of change in accounting
 principle for costs of start-up activities....       --     (2,414)        --
                                                --------  ---------  ---------
Net loss.......................................  (37,775)   (96,761)  (204,786)
Dividends on preferred stock...................   (5,411)   (28,881)   (59,469)
                                                --------  ---------  ---------
Net loss after deduction of dividends on
 preferred stock............................... $(43,186) $(125,642) $(264,255)
                                                ========  =========  =========
Net loss....................................... $(37,775) $ (96,761) $(204,786)
Other comprehensive income (loss):
  Foreign currency translation adjustments.....    1,128     (4,703)   (22,087)
                                                --------  ---------  ---------
Comprehensive loss............................. $(36,647) $(101,464) $(226,873)
                                                ========  =========  =========
Per common share--basic and diluted:
  Loss before extraordinary item and cumulative
   effect of change in accounting principle.... $  (1.02) $   (0.94) $   (1.47)
  Extraordinary item...........................       --         --      (0.01)
  Cumulative effect of change in accounting
   principle...................................       --      (0.02)        --
                                                --------  ---------  ---------
  Net loss..................................... $  (1.02) $   (0.96) $   (1.48)
                                                ========  =========  =========
Common shares outstanding--basic and diluted
 (in thousands)................................   42,518    131,466    178,588
                                                ========  =========  =========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (In thousands of dollars)

                                                Years Ended December 31,
                                            -----------------------------------
                                              1998        1999         2000
                                            ---------  -----------  -----------
Cash flows from operating activities:
 Net loss.................................  $ (37,775) $   (96,761) $  (204,786)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization...........     37,239      130,106      238,796
  Amortization of deferred financing costs
   and discounts on long-term debt........     17,910       49,937       81,003
  Non-cash general and administrative
   compensation charges...................     12,758        2,173        3,127
  Extraordinary loss on early
   extinguishment of debt.................         --           --        1,495
  Minority interests......................      1,654        2,756          721
  Cumulative effect of change in
   accounting principle...................         --        2,414           --
  Equity in earnings of unconsolidated
   affiliate..............................     (2,055)          --           --
  Changes in assets and liabilities,
   excluding the effects of acquisitions:
  Increase in deferred rental revenues and
   other liabilities......................      5,847       75,277      143,999
  Increase in accounts payable............     15,373          889       55,466
  Increase in accrued interest............      5,835        5,518       26,803
  Increase in receivables.................     (7,450)     (42,913)     (92,019)
  Increase in inventories, prepaid
   expenses and other assets..............     (4,360)     (36,788)     (89,110)
                                            ---------  -----------  -----------
   Net cash provided by operating
    activities............................     44,976       92,608      165,495
                                            ---------  -----------  -----------
Cash flows from investing activities:
 Acquisitions of businesses and assets,
  net of cash acquired....................    (10,489)  (1,208,466)  (1,143,682)
 Capital expenditures.....................   (138,759)    (293,801)    (636,506)
 Purchase of investments..................         --           --     (175,000)
 Investments in affiliates................         --       (6,879)      (2,499)
                                            ---------  -----------  -----------
   Net cash used for investing
    activities............................   (149,248)  (1,509,146)  (1,957,687)
                                            ---------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of long-term
  debt....................................         --      757,206    1,015,020
 Proceeds from issuance of capital stock..    339,929      805,771      743,290
 Net borrowings under revolving credit
  agreements..............................      9,212      136,993       78,000
 Principal payments on long-term debt.....         --           --      (82,000)
 Incurrence of financing costs............     (3,010)     (28,330)     (47,219)
 Dividends on preferred stock.............         --       (1,238)          --
 Purchase of capital stock................       (883)          --           --
                                            ---------  -----------  -----------
   Net cash provided by financing
    activities............................    345,248    1,670,402    1,707,091
                                            ---------  -----------  -----------
Effect of exchange rate changes on cash...        396         (986)     (10,394)
                                            ---------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents..............................    241,372      252,878      (95,495)
Cash and cash equivalents at beginning of
 year.....................................     55,078      296,450      549,328
                                            ---------  -----------  -----------
Cash and cash equivalents at end of year..  $ 296,450  $   549,328  $   453,833
                                            =========  ===========  ===========
Supplementary schedule of non-cash
 investing and financing activities:
 Amounts recorded in connection with
  acquisitions (see Note 2):
  Fair value of net assets acquired,
   including goodwill and other intangible
   assets.................................  $ 431,453  $ 1,750,506  $ 2,005,935
  Escrow deposits for acquisitions........         --       50,000      (50,000)
  Issuance of common stock................    420,964      397,710      707,389
  Minority interests......................         --       14,330      104,864
  Issuance of long-term debt..............         --      180,000           --
Supplemental disclosure of cash flow
 information:
 Interest paid............................  $   6,276  $    54,514  $   128,996
 Income taxes paid........................        446          301          257

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (In thousands of dollars, except share amounts)

                                                                                                             Accumulated
                                                                                                                Other
                       Class A           Class B                                 Class A                    Comprehensive
                     Common Stock      Common Stock       Common Stock        Common Stock                  Income (Loss)
                   ----------------- ----------------- -------------------  ------------------              -------------
                                                                                                               Foreign
                                                                                                Additional    Currency
                               ($.01             ($.01              ($.01                ($.01   Paid-In     Translation
                     Shares    Par)    Shares    Par)    Shares      Par)     Shares     Par)    Capital     Adjustments
                   ----------  ----- ----------  ----- -----------  ------  -----------  -----  ----------  -------------
Balance, January
1, 1998..........   1,041,565   $ 2   9,367,165   $19           --  $   --           --  $ --   $   58,248    $    562
 Conversion of
 preferred stock
 to Common
 Stock...........          --    --          --    --   38,517,865     385           --    --      164,712          --
 Conversion of
 Class A Common
 Stock and Class
 B Common Stock
 to Common
 Stock...........  (1,041,565)   (2) (9,367,165)  (19)  10,953,625     109           --    --          (88)         --
 Issuances of
 capital stock...          --    --          --    --   33,793,453     338   11,340,000   113      560,779          --
 Purchase of
 capital stock...          --    --          --    --     (141,070)     (1)          --    --         (882)         --
 Non-cash general
 and
 administrative
 compensation
 charges.........          --    --          --    --           --      --           --    --       12,384          --
 Foreign currency
 translation
 adjustments.....          --    --          --    --           --      --           --    --           --       1,128
 Dividends on
 preferred
 stock...........          --    --          --    --           --      --           --    --           --          --
 Net loss........          --    --          --    --           --      --           --    --           --          --
                   ----------   ---  ----------   ---  -----------  ------  -----------  ----   ----------    --------
Balance, December
31, 1998.........          --    --          --    --   83,123,873     831   11,340,000   113      795,153       1,690
 Issuances of
 capital stock
 and warrants....          --    --          --    --   62,951,032     630           --    --    1,007,947          --
 Non-cash general
 and
 administrative
 compensation
 charges.........          --    --          --    --           --      --           --    --        1,953          --
 Foreign currency
 translation
 adjustments.....          --    --          --    --           --      --           --    --           --      (4,703)
 Dividends on
 preferred
 stock...........          --    --          --    --           --      --           --    --           --          --
 Net loss........          --    --          --    --           --      --           --    --           --          --
                   ----------   ---  ----------   ---  -----------  ------  -----------  ----   ----------    --------
Balance, December
31, 1999.........          --    --          --    --  146,074,905   1,461   11,340,000   113    1,805,053      (3,013)
 Conversion of
 Class A Common
 Stock to Common
 Stock...........          --    --          --    --   11,340,000     113  (11,340,000) (113)          --          --
 Issuances of
 capital stock...          --    --          --    --   40,636,221     406           --    --    1,061,861          --
 Non-cash general
 and
 administrative
 compensation
 charges.........          --    --          --    --           --      --           --    --        2,248          --
 Foreign currency
 translation
 adjustments.....          --    --          --    --           --      --           --    --           --     (22,087)
 Dividends on
 preferred
 stock...........          --    --          --    --      860,968       9           --    --       24,933          --
 Net loss........          --    --          --    --           --      --           --    --           --          --
                   ----------   ---  ----------   ---  -----------  ------  -----------  ----   ----------    --------
Balance, December
31, 2000.........          --   $--          --   $--  198,912,094  $1,989           --  $ --   $2,894,095    $(25,100)
                   ==========   ===  ==========   ===  ===========  ======  ===========  ====   ==========    ========
                   Accumulated
                     Deficit     Total
                   ----------- -----------
Balance, January
1, 1998..........   $ (17,039) $   41,792
 Conversion of
 preferred stock
 to Common
 Stock...........          --     165,097
 Conversion of
 Class A Common
 Stock and Class
 B Common Stock
 to Common
 Stock...........          --          --
 Issuances of
 capital stock...          --     561,230
 Purchase of
 capital stock...          --        (883)
 Non-cash general
 and
 administrative
 compensation
 charges.........          --      12,384
 Foreign currency
 translation
 adjustments.....          --       1,128
 Dividends on
 preferred
 stock...........      (5,411)     (5,411)
 Net loss........     (37,775)    (37,775)
                   ----------- -----------
Balance, December
31, 1998.........     (60,225)    737,562
 Issuances of
 capital stock
 and warrants....          --   1,008,577
 Non-cash general
 and
 administrative
 compensation
 charges.........          --       1,953
 Foreign currency
 translation
 adjustments.....          --      (4,703)
 Dividends on
 preferred
 stock...........     (28,881)    (28,881)
 Net loss........     (96,761)    (96,761)
                   ----------- -----------
Balance, December
31, 1999.........    (185,867)  1,617,747
 Conversion of
 Class A Common
 Stock to Common
 Stock...........          --          --
 Issuances of
 capital stock...          --   1,062,267
 Non-cash general
 and
 administrative
 compensation
 charges.........          --       2,248
 Foreign currency
 translation
 adjustments.....          --     (22,087)
 Dividends on
 preferred
 stock...........     (59,469)    (34,527)
 Net loss........    (204,786)   (204,786)
                   ----------- -----------
Balance, December
31, 2000.........   $(450,122) $2,420,862
                   =========== ===========

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

   The Company owns, operates and manages wireless communications sites and broadcast transmission networks. The Company also provides complementary services to its customers, including network design, radio frequency engineering, site acquisition, site development and construction, antenna installation and network management and maintenance. The Company's communications sites are located throughout the United States, in Puerto Rico, in the United Kingdom and in Australia. In the United States, Puerto Rico and Australia, the Company's primary business is the leasing of antenna space to wireless operators under long-term contracts. In the United Kingdom, the Company's primary businesses are the operation of television and radio broadcast transmission networks and the leasing of antenna space to wireless operators in the United Kingdom.

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

  Investments

   As of December 31, 2000, all investments (consisting of government agency debt securities) are classified as held-to-maturity since the Company has the positive intent and ability to hold such investments until they mature. Held-to-maturity securities are stated at amortized cost. Gross unrealized holding gains amounted to $156,000 at December 31, 2000. Investments classified as current assets mature within one year, while those classified as noncurrent mature after one year and within three years.

  Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Property and Equipment

   Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment and other long-lived assets, including any related goodwill, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES value of the asset; such loss would first be charged to the carrying value of any related goodwill, and then to the carrying value of the impaired assets.

  Goodwill and Other Intangible Assets

   Goodwill and other intangible assets represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see Note 2). Goodwill is amortized on a straight-line basis over a 20 year life. Other intangible assets (principally the value of existing site rental contracts at CCUSA) are amortized on a straight-line basis over a 10 year life. The carrying value of goodwill and other intangible assets will be reviewed for impairment, in connection with impaired long-lived assets as well as on an enterprise level, whenever events or changes in circumstances indicate that the carrying amount of the acquired assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. For enterprise level goodwill, fair value is determined using a discounted cash flows approach.

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

   Network services revenues from site development, construction and antenna installation activities are recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in three months or less and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been completed. Costs and revenues associated with installations not complete at the end of a period are deferred and recognized when the installation becomes operational. Any losses on contracts are recognized at such time as they become known.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                 Years Ended December 31,
                                               ------------------------------
                                                 1998      1999       2000
                                               --------  ---------  ---------
                                                (In thousands of dollars,
                                                except per share amounts)
Loss before extraordinary item and cumulative
 effect of change in
 accounting principle......................... $(37,775) $ (94,347) $(203,291)
Dividends on preferred stock..................   (5,411)   (28,881)   (59,469)
                                               --------  ---------  ---------
Loss before extraordinary item and cumulative
 effect of change in accounting principle
 applicable to common stock for basic and
 diluted computations.........................  (43,186)  (123,228)  (262,760)
Extraordinary item............................       --         --     (1,495)
Cumulative effect of change in accounting
 principle....................................       --     (2,414)        --
                                               --------  ---------  ---------
Net loss applicable to common stock for basic
 and diluted computations..................... $(43,186) $(125,642) $(264,255)
                                               ========  =========  =========
Weighted-average number of common shares
 outstanding during the period for basic and
 diluted computations (in thousands)..........   42,518    131,466    178,588
                                               ========  =========  =========
Per common share--basic and diluted:
  Loss before extraordinary item and
   cumulative effect of change
   in accounting principle.................... $  (1.02) $   (0.94) $   (1.47)
  Extraordinary item..........................       --         --      (0.01)
  Cumulative effect of change in accounting
   principle..................................       --      (0.02)        --
                                               --------  ---------  ---------
  Net loss.................................... $  (1.02) $   (0.96) $   (1.48)
                                               ========  =========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of December 31, 2000: (1) options to purchase 21,183,816 shares of common stock at exercise prices ranging from $-0- to $39.50 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock (see Note 8) which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock (see Note 8) which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for each of the three years in the period ended December 31, 2000.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Foreign Currency Translation

   Crown Castle UK Holdings Limited ("CCUK") and Crown Castle Australia Holdings Pty Ltd. ("CCAL") use the British pound sterling and the Australian dollar, respectively, as the functional currencies for their operations. The Company translates CCUK's and CCAL's results of operations using the average exchange rates for the period, and translates CCUK's and CCAL's assets and liabilities using the exchange rates at the end of the period. The cumulative effect of changes in the exchange rates are recorded as translation adjustments in stockholders' equity.

  Financial Instruments

   The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair value of the investment securities is based on quoted market prices. The estimated fair value of the Company's public debt securities is based on quoted market prices, and the estimated fair value of the other long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair value of the interest rate swap agreements is based on the amount that the Company would receive or pay to terminate the agreements at the balance sheet date. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

                               December 31, 1999         December 31, 2000
                            ------------------------  ------------------------
                             Carrying                  Carrying
                              Amount     Fair Value     Amount     Fair Value
                            -----------  -----------  -----------  -----------
                                       (In thousands of dollars)
Cash and cash
 equivalents..............  $   549,328  $   549,328  $   453,833  $   453,833
Short-term investments (to
 be held to maturity).....           --           --       38,000       38,015
Investments (to be held to
 maturity)................           --           --      137,000      137,141
Long-term debt............   (1,542,343)  (1,542,500)  (2,602,687)  (2,593,615)
Interest rate swap
 agreements, net..........           --        5,415           --          178

   The Company's interest rate swap agreements are used to manage interest rate risk. The net settlement amounts resulting from these agreements are recognized as adjustments to interest expense. The Company does not currently hold or issue derivative financial instruments for trading purposes.

  Stock Options

   The Company uses the "intrinsic value based method" of accounting for its employee stock option plans (see Note 9). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. See Note 9 for the disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. The Company will adopt the requirements of SFAS 133 as of January 1, 2001. The adoption of SFAS 133 will result in a net transition adjustment gain of approximately $178,000 in accumulated other comprehensive income, the recognition of approximately $363,000 of derivative instrument assets and the recognition of approximately $185,000 of derivative instrument liabilities. The amounts for this transition adjustment are based on current fair value measurements at the date of adoption of SFAS 133. The Company also expects that the adoption of SFAS 133 will increase the volatility of other comprehensive income as reported in its future financial statements.

2. Acquisitions

   During the three years in the period ended December 31, 2000, the Company consummated a number of business and asset acquisitions which were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses and assets are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

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

   On July 5, 2000, TeleDiffusion de France International S.A. ("TdF", a subsidiary of France Telecom) and an affiliate of TdF sold their remaining interests in the Company to a third party (see Note 9). In connection with this disposition, the Company issued 17,443,500 shares of its Common Stock in exchange for TdF's 20% interest in CCUK. As a result, CCUK became a wholly owned subsidiary of the Company. The Company recognized additional goodwill of approximately $492,702,000 in connection with this transaction.

  Agreement with Bell Atlantic Mobile ("BAM")

   On December 8, 1998, the Company entered into an agreement with BAM (now part of Verizon Communications) to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's towers. Upon formation of Crown Atlantic on March 31, 1999, (1) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its common stock in exchange for a 61.5% ownership interest in Crown Atlantic, (2) Crown Atlantic borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 5); and (3) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. In addition to the towers originally contributed to Crown Atlantic by BAM, the Company and BAM agreed that certain additional towers owned by BAM (the "Frontier towers") could be contributed to

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Crown Atlantic. In August and October 2000, BAM contributed 215 of the Frontier towers in exchange for additional ownership interests in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (1) the shares of the Company's common stock contributed to Crown Atlantic and (2) a payment (either in cash or in shares of the Company's common stock, at the Company's election) equal to approximately 24.1% of the fair market value of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and has included Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $64,163,000 in connection with this acquisition.

  BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth")

   In March 1999, the Company entered into an agreement with BellSouth to acquire the operating rights for approximately 1,850 of their towers. The legal form of the transaction is a lease arrangement and will be treated by BellSouth as a sale of the towers for tax purposes. During 1999 and 2000, the Company closed on 1,865 of the towers and paid $438,081,000 in cash and issued 9,084,025 shares of its common stock. The Company accounted for this transaction as a purchase of tower assets.

  Powertel, Inc. ("Powertel")

   In March 1999, the Company entered into an agreement with Powertel to purchase 650 of their towers and related assets. The total purchase price for these towers was $275,000,000 in cash, all of which was paid in 1999. The Company has accounted for this transaction as an acquisition using the purchase method.

  Pro Forma Results of Operations (Unaudited)

   The following unaudited pro forma summary presents consolidated results of operations for the Company as if (1) the 1999 Crown Atlantic, 1999 BellSouth and 1999 Powertel acquisitions, along with the related financing transactions, had been consummated as of January 1, 1999; and (2) the 2000 CCUK transaction had been consummated as of January 1 for both 1999 and 2000. Appropriate adjustments have been reflected for depreciation and amortization, interest expense, amortization of deferred financing costs and minority interests. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

                                                               Years Ended
                                                              December 31,
                                                           --------------------
                                                             1999       2000
                                                           ---------  ---------
                                                            (In thousands of
                                                                dollars,
                                                            except per share
                                                                amounts)
   Net revenues........................................... $ 386,999  $ 649,165
   Net loss...............................................  (235,465)  (226,013)
   Net loss per common share--basic and diluted...........     (1.59)     (1.52)

  Agreement with Nextel Communications, Inc. ("Nextel")

   In 1997, the Company entered into an agreement with Nextel (the "Nextel Agreement") whereby the Company had the option to purchase up to 50 of Nextel's existing towers which were located in Texas, Florida and the metropolitan areas of Denver, Colorado and Philadelphia, Pennsylvania. As of December 31, 1999, the Company had purchased all 50 of such towers for an aggregate price of $15,083,000 in cash.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

  BellSouth DCS

   In July 1999, the Company entered into an agreement with certain affiliates of BellSouth ("BellSouth DCS") to acquire the operating rights for approximately 773 of their towers. The legal form of the transaction is a lease arrangement and will be treated by BellSouth as a sale of the towers for tax purposes. During 1999 and 2000, the Company closed on 732 of these towers and paid $301,468,000 in cash. The Company accounted for this transaction as a purchase of tower assets.

  Agreement With GTE Corporation ("GTE")

   On November 7, 1999, the Company entered into an agreement with GTE (now part of Verizon Communications) to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. The agreement contemplated that the transaction would be completed in multiple closings during 2000. On January 31, 2000, the formation of Crown Castle GT took place in connection with the first such closing of towers. During the course of the multiple closings, (1) the Company contributed an aggregate of approximately $815,266,000 (of which approximately $94,464,000 was in shares of its common stock, with the balance in cash) in exchange for a majority ownership interest in Crown Castle GT, and (2) GTE contributed approximately 2,300 towers in exchange for cash distributions aggregating approximately $695,802,000 from Crown Castle GT and a minority ownership interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE will receive (1) the 5,063,731 shares of the Company's common stock contributed to Crown Castle GT and (2) a payment (either in cash or in shares of the Company's common stock, at the Company's election) equal to approximately 11.1% of the fair market value of Crown Castle GT's other net assets; the Company will then receive the remaining assets and liabilities of Crown Castle GT. The Company has accounted for its investment in Crown Castle GT as a purchase of tower assets, and has included Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation.

   Upon entering into the agreement with GTE, the Company placed $50,000,000 into an escrow account. At the April 3, 2000 closing, the funds in the escrow account were used to pay $50,000,000 of the Company's cash contribution. A portion of the remaining cash contribution for this closing was financed with the net proceeds from borrowings under the Term Loans due 2011 (see Note 5).

   In addition to the approximately 2,300 towers contributed pursuant to the formation agreement, GTE had the right to contribute certain additional towers to Crown Castle GT, including towers acquired by GTE from Ameritech Corp. ("Ameritech"), on terms substantially similar to those in the formation agreement. In April 2000, the Company agreed with GTE that the Ameritech towers would be contributed to Crown Castle GT. In August and September 2000, the Company contributed $181,641,000 in cash, and GTE contributed 497 of the Ameritech towers in exchange for a cash distribution of $181,641,000 from Crown Castle GT.

  Crown Castle Australia Holdings Pty Ltd. ("CCAL")

   In March 2000, CCAL (a 66.7% owned subsidiary of the Company) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus ("Optus"). The total purchase price for the

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES towers will be approximately $135,000,000 in cash (Australian $220,000,000). The Company has accounted for its investment in CCAL as a purchase of tower assets, and has included CCAL's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. The Company contributed $90,786,000 in cash (Australian $147,500,000) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $103,485,000 (Australian $168,131,000) to Optus. During the remainder of 2000, CCAL made additional payments to Optus amounting to $15,444,000 (Australian $27,535,000).

3. Property and Equipment

   The major classes of property and equipment are as follows:

                                            Estimated      December 31,
                                              Useful   ----------------------
                                              Lives       1999        2000
                                            ---------- ----------  ----------
                                                         (In thousands of
                                                             dollars)
Land and buildings......................... 0-50 years $   89,683  $  141,791
Telecommunications towers and broadcast
 transmission equipment.................... 5-20 years  2,458,741   4,404,443
Transportation and other equipment......... 3-10 years     20,231      23,775
Office furniture and equipment.............  3-7 years     18,919      38,548
                                                       ----------  ----------
                                                        2,587,574   4,608,557
Less: accumulated depreciation.............              (119,473)   (305,520)
                                                       ----------  ----------
                                                       $2,468,101  $4,303,037
                                                       ==========  ==========

   Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $20,638,000, $96,556,000 and $190,610,000, respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $110,366,000 and $204,855,000 at December 31, 1999 and 2000, respectively.
At December 31, 2000, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2001-- $491,530,000; 2002--$483,005,000; 2003--$464,873,000; 2004--$447,471,000;
2005--$409,406,000; thereafter--$1,517,386,000.

4. Investment in Affiliate

   In 1997, the Company purchased an ownership interest of approximately 34.3% in CCUK (a company incorporated under the laws of England and Wales). The Company led a consortium of investors which provided the equity financing for CCUK. The funds invested by the consortium were used by CCUK to purchase, through a wholly owned subsidiary, the domestic broadcast transmission division of the British Broadcasting Corporation (the "BBC"). The cost of the Company's investment in CCUK amounted to approximately $57,542,000. The Company accounted for its investment in CCUK utilizing the equity method of accounting prior to the consummation of the share exchange agreement with CCUK's shareholders in August 1998 (see Note 2).

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Summarized financial information for CCUK is as follows (for the period in which the Company accounted for CCUK utilizing the equity method):

                                                                Eight Months
                                                                   Ended
                                                              August 31,  1998
                                                              ----------------
                                                               (In thousands
                                                                of dollars)
   Net revenues..............................................     $ 97,228
   Operating expenses........................................       78,605
                                                                  --------
   Operating income..........................................       18,623
   Interest and other income.................................          725
   Interest expense and amortization of deferred financing
    costs....................................................      (13,378)
   Provision for income taxes................................           --
                                                                  --------
   Net income................................................     $  5,970
                                                                  ========

5. Long-term Debt

   Long-term debt consists of the following:

                                                             December 31,
                                                         ---------------------
                                                            1999       2000
                                                         ---------- ----------
                                                           (In thousands of
                                                               dollars)
   2000 Credit Facility................................. $       -- $  500,000
   Senior Credit Facility...............................     63,000         --
   CCUK Credit Facility.................................    133,456    138,932
   Crown Atlantic Credit Facility.......................    180,000    239,000
   9% Guaranteed Bonds due 2007.........................    195,699    181,820
   10 5/8% Senior Discount Notes due 2007, net of
    discount............................................    186,434    206,768
   10 3/8% Senior Discount Notes due 2011, net of
    discount............................................    321,284    355,482
   9% Senior Notes due 2011.............................    180,000    180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount............................................    157,470    175,685
   9 1/2% Senior Notes due 2011.........................    125,000    125,000
   10 3/4% Senior Notes due 2011........................         --    500,000
                                                         ---------- ----------
                                                         $1,542,343 $2,602,687
                                                         ========== ==========

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

   On March 15, 2000, the Company used $83,375,000 in borrowings under one of the term loan facilities of the 2000 Credit Facility to repay outstanding borrowings and accrued interest under the Senior Credit Facility. The net proceeds from $316,625,000 in additional borrowings under this term loan facility were used to fund a portion of the purchase price for Crown Castle GT and for general corporate purposes. As of December 31, 2000, approximately $522,250,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES was available for letters of credit. There were no letters of credit outstanding as of December 31, 2000. In the first quarter of 2000, the Company recorded an extraordinary loss of $1,495,000 consisting of the write-off of unamortized deferred financing costs related to the Senior Credit Facility.

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

   The 2000 Credit Facility is secured by substantially all of the assets of CCUSA and CCAL, and the Company's pledge of the capital stock of those subsidiaries and Crown Castle GT. In addition, the 2000 Credit Facility is guaranteed by CCIC. Borrowings under the 2000 Credit Facility bear interest at rates per annum, at the Company's election, equal to the bank's prime rate plus margins ranging from 1.75% to 2.00% or a Eurodollar interbank offered rate (LIBOR) plus margins ranging from 2.75% to 3.00% (11.25% and 9.39%, respectively, at December 31, 2000). The interest rate margins may be reduced by up to 1.00% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The 2000 Credit Facility requires the borrowers to maintain certain financial covenants and places restrictions on their ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

  CCUK Credit Facility

   CCUK has a credit agreement with a syndicate of banks (as amended, the "CCUK Credit Facility"). In June 1999, the CCUK Credit Facility was amended to
(1) increase the available borrowings to (Pounds)150,000,000 (approximately $224,325,000) and (2) extend the maturity date to June 2006. The amended facility comprises (1) a seven year (Pounds)100,000,000 (approximately $149,550,000) revolving loan facility which converts into a term loan facility on the third anniversary of the amendment date and (2) a seven year (Pounds)50,000,000 (approximately $74,775,000) revolving loan facility. Available borrowings under the CCUK Credit Facility are generally to be used to finance capital expenditures and for working capital and general corporate purposes. As of December 31, 2000, unused borrowing availability under the CCUK Credit Facility amounted to approximately (Pounds)57,100,000 (approximately $85,393,000).

   In June 2002, the amount drawn under the (Pounds)100,000,000 revolving loan facility will be converted into a term loan facility and will be amortized in equal semi-annual installments on June 30 and December 31 of each year, with the final installment being due in June 2006. The (Pounds)50,000,000 revolving loan facility expires in June 2006. Under certain circumstances, CCUK may be required to make principal prepayments from the proceeds of certain asset sales.

   The CCUK Credit Facility is secured by substantially all of CCUK's assets. Borrowings under the CCUK Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 1.5% (approximately 6.90% at December 31, 2000). The interest rate margin may be reduced by up to 0.875% (non-cumulatively) based on a financial test. Interest is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The CCUK Credit Facility requires CCUK to maintain certain financial covenants and places restrictions on CCUK's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   On March 31, 1999, Crown Atlantic borrowed $180,000,000 under the Crown Atlantic Credit Facility to fund a portion of the cash payment to BAM (see
Note 2). As of December 31, 2000, approximately $11,000,000 of borrowings was available under the Crown Atlantic Credit Facility, all of which was available for letters of credit. There were no letters of credit outstanding as of December 31, 2000.

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

   The Crown Atlantic Credit Facility is secured by a pledge of the membership interest in Crown Atlantic and a security interest in Crown Atlantic's tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic's election, equal to the bank's prime rate plus 1.25% or a Eurodollar interbank offered rate (LIBOR) plus 2.75% (9.50% and 8.39%, respectively, at December 31, 2000). The interest rate margins may be reduced by up to 1.75% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   9% Guaranteed Bonds due 2007 ("CCUK Bonds")

   CCUK has issued (Pounds)125,000,000 (approximately $186,938,000) aggregate principal amount of the CCUK Bonds. Interest payments on the CCUK Bonds are due annually on each March 30. The maturity date of the CCUK Bonds is March 30, 2007. The CCUK Bonds are stated net of unamortized discount.

   The CCUK Bonds are redeemable, at the option of CCUK, in whole or in part at any time, at the greater of their principal amount and such a price as will provide a gross redemption yield 0.5% per annum above the gross redemption yield on the benchmark gilt plus, in either case, accrued and unpaid interest. Under certain circumstances, each holder of the CCUK Bonds has the right to require CCUK to repurchase all or a portion of such holder's CCUK Bonds at a price equal to 101% of their aggregate principal amount plus accrued and unpaid interest.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   10 5/8% Senior Discount Notes due 2007 (the "10 5/8% Discount Notes")

   On November 25, 1997, the Company issued $251,000,000 aggregate principal amount (at maturity) of the 10 5/8% Discount Notes for proceeds of $150,010,000 (net of original issue discount). The Company used a portion of the proceeds from the sale of the 10 5/8% Discount Notes to (1) repay all of the outstanding borrowings, including accrued interest thereon, under the Senior Credit Facility, (2) repay the promissory notes payable, including accrued interest thereon, to the former stockholders of an acquired subsidiary, (3) repay certain indebtedness, including accrued interest thereon, from a prior acquisition; and (4) repay outstanding installment debt assumed in connection with a prior acquisition.

   The 10 5/8% Discount Notes will not pay any interest until May 15, 2003, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. The maturity date of the 10 5/8% Discount Notes is November 15, 2007. The 10 5/8% Discount Notes are net of unamortized discount of $64,566,000 and $44,232,000 at December 31, 1999 and 2000,
respectively.

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

  10 3/8% Senior Discount Notes due 2011 (the "10 3/8% Discount Notes") and
   9% Senior Notes due 2011 (the "9% Senior Notes")

   On May 12, 1999, the Company issued (1) $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Discount Notes for proceeds of $292,644,000 (net of original issue discount of $198,305,000 and after underwriting discounts of $9,051,000) and (2) $180,000,000 aggregate principal amount of its 9% Senior Notes for proceeds of $174,600,000 (after underwriting discounts of $5,400,000). The Company used a portion of the proceeds from the sale of these securities to repay $100,000,000 in outstanding borrowings, including accrued interest thereon, under a term loan credit facility in connection with the BellSouth and Powertel transactions (see Note 2). The remaining proceeds were used to pay the remaining purchase price for such transactions, to fund the initial interest payments on the 9% Senior Notes and for general corporate purposes.

   The 10 3/8% Discount Notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Senior Notes are due on each May 15 and November 15, commencing on November 15, 1999. The maturity date of the 10 3/8% Discount Notes and the 9% Senior Notes is May 15, 2011. The 10 3/8% Discount Notes are net of unamortized discount of $178,716,000 and $144,518,000 at December 31, 1999 and 2000, respectively.

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

  11 1/4% Senior Discount Notes due 2011 (the "11 1/4% Discount Notes") and 9
   1/2% Senior Notes due 2011 (the "9 1/2% Senior Notes")

   On July 27, 1999, the Company issued (1) $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Discount Notes for proceeds of $147,501,000 (net of original issue discount of $109,489,000 and after

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES underwriting discounts of $3,010,000) and (2) $125,000,000 aggregate principal amount of its 9 1/2% Senior Notes for proceeds of $122,500,000 (after underwriting discounts of $2,500,000) (collectively, the "July 1999 Offerings"). The proceeds from the sale of these securities were used to pay the purchase price for the BellSouth DCS transaction (see Note 2), to fund the initial interest payments on the 9 1/2% Senior Notes and for general corporate purposes.

   The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Senior Notes are due on each February 1 and August 1, commencing on February 1, 2000. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes is August 1, 2011. The 11 1/4% Discount Notes are net of unamortized discount of $102,530,000 and $84,315,000 at December 31, 1999 and 2000, respectively.

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

   Term Loans due 2011

   On April 3, 2000, the Company borrowed $400,000,000 under a term loan agreement with a group of lenders (the "Term Loans"). The net proceeds from this borrowing, which amounted to $395,875,000, were used to fund a portion of the cash contribution for the towers at Crown Castle GT (See Note 2). The Term Loans were repaid in June 2000 with proceeds from the sale of the Company's 10 3/4% Senior Notes.

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

  Structural Subordination of the Debt Securities

   The 10 5/8% Discount Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes and the 10 3/4% Senior Notes (collectively, the "Debt Securities") are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES subsidiaries, which include outstanding borrowings under the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds. The indentures governing the Debt Securities (the "Indentures") place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 2000, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indentures.

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

   The Company has designated CCUK and Crown Atlantic as Unrestricted Subsidiaries. Summarized financial information for (1) the Company and its Restricted Subsidiaries; and (2) the Company's Unrestricted Subsidiaries is as follows:

                                            December 31, 2000
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  322,206   $  131,627   $        --   $  453,833
Other current assets.....      228,755       89,546            --      318,301
Property and equipment,
 net.....................    3,025,354    1,277,683            --    4,303,037
Investments..............      137,000           --            --      137,000
Investments in
 Unrestricted
 Subsidiaries............    1,618,813           --    (1,618,813)          --
Goodwill and other
 intangible assets, net..      188,822      924,054            --    1,112,876
Other assets, net........       98,671       16,123            --      114,794
                            ----------   ----------   -----------   ----------
                            $5,619,621   $2,439,033   $(1,618,813)  $6,439,841
                            ==========   ==========   ===========   ==========
Current liabilities......   $  205,444   $  119,432   $        --   $  324,876
Long-term debt...........    2,042,935      559,752            --    2,602,687
Other liabilities........       26,914       66,440            --       93,354
Minority interests.......       80,748       74,596            --      155,344
Redeemable preferred
 stock...................      842,718           --            --      842,718
Stockholders' equity.....    2,420,862    1,618,813    (1,618,813)   2,420,862
                            ----------   ----------   -----------   ----------
                            $5,619,621   $2,439,033   $(1,618,813)  $6,439,841
                            ==========   ==========   ===========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          Three Months Ended December 31, 2000
                                      (Unaudited)                    Year Ended December 31, 2000
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $117,065     $84,908      $201,973    $ 336,012     $313,153    $ 649,165
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     62,471      41,995       104,466      163,454      151,146      314,600
General and
 administrative.........     18,590       5,810        24,400       60,426       16,518       76,944
Corporate development...      3,951         123         4,074        9,706          783       10,489
Non-cash general and
 administrative
 compensation charges...        983         525         1,508        2,153          974        3,127
Depreciation and
 amortization...........     39,598      31,833        71,431      128,204      110,592      238,796
                           --------     -------      --------    ---------     --------    ---------
Operating income
 (loss).................     (8,528)      4,622        (3,906)     (27,931)      33,140        5,209
Interest and other
 income (expense).......     11,094          81        11,175       32,525        1,236       33,761
Interest expense and
 amortization of
 deferred financing
 costs..................    (54,887)    (12,420)      (67,307)    (191,447)     (49,847)    (241,294)
Provision for income
 taxes..................        (79)         (4)          (83)         (97)        (149)        (246)
Minority interests......      1,489        (404)        1,085        3,833       (4,554)        (721)
Extraordinary item......         --          --            --       (1,495)          --       (1,495)
                           --------     -------      --------    ---------     --------    ---------
Net loss................   $(50,911)    $(8,125)     $(59,036)   $(184,612)    $(20,174)   $(204,786)
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

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
                                                            (Unaudited)
Tower Cash Flow, for the three months ended
 December 31, 2000................................    $ 27,781      $ 27,781
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended December 31, 2000..........................    $102,426      $112,132
Less: Tower Cash Flow, for the twelve months ended
 December 31, 2000................................     (88,512)      (88,512)
Plus: four times Tower Cash Flow, for the three
 months ended December 31, 2000...................     111,124       111,124
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended December 31, 2000...................    $125,038      $134,744
                                                      ========      ========

  Maturities

   Scheduled maturities of long-term debt outstanding at December 31, 2000 are as follows: years ending December 31, 2002--$27,786,000; 2003--$58,437,000;
2004--$93,961,000; 2005--$124,737,000; thereafter--$2,575,949,000.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Restricted Net Assets of Subsidiaries

   Under the terms of the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to
(1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on certain of CCIC's indebtedness. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $3,602,771,000 at December 31, 2000.

  Interest Rate Swap Agreements

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

   In December 2000, the Company entered into an additional interest rate swap agreement in connection with amounts borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement has a notional amount of $50,000,000 and terminates on December 31, 2003. The Company pays a fixed rate of 5.89% on the notional amount and receives a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.89% plus the applicable margin.

   The Company does not believe there is any significant exposure to credit risk from these interest rate swap agreements due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company's loss would be limited to any unfavorable interest rate differential.

  CCUK Letter of Credit

   In December 2000, CCUK issued a letter of credit to one of its customers in connection with a site development agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)50,000,000 (approximately $74,775,000) and expires on April 16, 2001.

6. Income Taxes

   Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of change in accounting principle by geographic area is as follows:

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   1998       1999      2000
                                                 ---------  --------  ---------
                                                  (In thousands of dollars)
   Domestic..................................... $ (36,549) $(93,578) $(186,551)
   Foreign......................................       802     2,262    (15,773)
                                                 ---------  --------  ---------
                                                 $(35,747)  $(91,316) $(202,324)
                                                 =========  ========  =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The provision for income taxes consists of the following:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                  (In thousands of dollars)
   Current:
     State......................................  $    365  $     55  $    225
     Puerto Rico................................         9        --        --
     Foreign....................................        --       220        21
                                                  --------  --------  --------
                                                  $    374  $    275  $    246
                                                  ========  ========  ========

   A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                  (In thousands of dollars)
   Benefit for income taxes at statutory rate...  $(12,154) $(31,047) $(71,337)
   Foreign earnings not subject to tax..........      (584)     (781)    6,703
   Amortization of intangible assets............       604       770     2,456
   Depreciation on basis difference in joint
    venture.....................................        --     1,012     1,131
   Stock-based compensation.....................     2,844       477       468
   Expenses for which no federal tax benefit was
    recognized..................................       151       152       203
   State and foreign taxes, net of federal tax
    benefit.....................................       247       182       168
   Acquisition costs............................      (675)       34        35
   Puerto Rico taxes............................         9        --        --
   Changes in valuation allowances..............     9,944    29,451    58,817
   Other........................................       (12)       25     1,602
                                                  --------  --------  --------
                                                  $    374  $    275  $    246
                                                  ========  ========  ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The components of the net deferred income tax assets and liabilities are as follows:

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
                                                             (In thousands of
                                                                 dollars)
   Deferred income tax liabilities:
     Property and equipment................................ $ 30,055  $  28,075
     Other.................................................       14         66
                                                            --------  ---------
       Total deferred income tax liabilities...............   30,069     28,141
                                                            --------  ---------
   Deferred income tax assets:
     Net operating loss carryforwards......................   76,826    138,877
     Receivables allowance.................................       55      5,808
     Intangible assets.....................................      264        692
     Deferred compensation.................................       --        248
     Noncompete agreement..................................      348        193
     Puerto Rico losses....................................      238        147
     Accrued liabilities...................................       68         77
     Other.................................................       45         54
     Valuation allowances..................................  (47,775)  (117,955)
                                                            --------  ---------
       Total deferred income tax assets, net...............   30,069     28,141
                                                            --------  ---------
   Net deferred income tax liabilities..................... $     --  $      --
                                                            ========  =========

   Valuation allowances of $47,775,000 and $117,955,000 were recognized to offset net deferred income tax assets as of December 31, 1999 and 2000, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company's consolidated financial statements:

   Consolidated statement of operations........................... $101,654,000
   Additional paid-in capital.....................................   16,301,000
                                                                   ------------
                                                                   $117,955,000
                                                                   ============

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $396,792,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2010 through 2020. The utilization of the loss carryforwards is subject to certain limitations.

7. Minority Interests

   Minority interests represent the minority shareholder's 20% interest in CCUK (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic, the minority partner's 18.0% interest in Crown Castle GT and the minority shareholder's 33.3% interest in CCAL.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

8. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 10,000,000 shares authorized) consists of the following:

                                                               December 31,
                                                             -----------------
                                                               1999     2000
                                                             -------- --------
                                                             (In thousands of
                                                                 dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued:
  December 31, 1999--226,745 and December 31, 2000--257,067
   (stated at mandatory redemption and aggregate liquidation
   value)................................................... $227,950 $258,433
8 1/4% Cumulative Convertible Redeemable Preferred Stock;
 shares issued:
  200,000 (stated net of unamortized value of warrants;
   mandatory redemption and aggregate liquidation value of
   $200,000)................................................  194,973  195,383
6.25% Convertible Preferred Stock; shares issued:
  8,050,000 (stated net of unamortized issuance costs;
   mandatory redemption and aggregate liquidation value of
   $402,500)................................................       --  388,902
                                                             -------- --------
                                                             $422,923 $842,718
                                                             ======== ========

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

   The holders of the Exchangeable Preferred Stock are entitled to receive cumulative dividends at the rate of 12 3/4% per share, compounded quarterly on each March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 1999. On or before December 15, 2003, the Company has the option to pay dividends in cash or in additional shares of Exchangeable Preferred Stock. After December 15, 2003, dividends are payable only in cash. For the years ended December 31, 1999 and 2000, dividends were paid in additional shares of Exchangeable Preferred Stock.

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

   The Company's obligations with respect to the Exchangeable Preferred Stock are subordinate to all indebtedness of the Company (including the Debt Securities), and are effectively subordinate to all debt and liabilities of the Company's subsidiaries (including the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds). The certificate of designations governing the Exchangeable

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Preferred Stock places restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

  8 1/4% Convertible Preferred Stock

   On November 19, 1999, the Company issued 200,000 shares of its 8 1/4% Cumulative Convertible Redeemable Preferred Stock (the "8 1/4% Convertible Preferred Stock") at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation ("GECC"). The Company received net proceeds of approximately $191,500,000 (after structuring and underwriting fees of $8,500,000 but before other expenses of the transaction). The net proceeds were used to pay a portion of the purchase price for the GTE joint venture (see Note 2).

   GECC is entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 1999. The Company has the option to pay dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. For the year ended December 31, 2000, dividends were paid with 579,000 shares of common stock. GECC also received warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time for a period of five years following the issue date.

   The Company is required to redeem all outstanding shares of the 8 1/4% Convertible Preferred Stock on March 31, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. On or after October 1, 2002, the shares are redeemable at the option of the Company, in whole or in part, at a price of 104.125% of the liquidation preference. The redemption price is reduced on an annual basis until October 1, 2005, at which time the shares are redeemable at the liquidation preference. The shares of 8 1/4% Convertible Preferred Stock are convertible, at the option of GECC, in whole or in part at any time, into shares of the Company's common stock at a conversion price of $26.875 per share of common stock.

   The Company's obligations with respect to the 8 1/4% Convertible Preferred Stock are subordinate to all indebtedness and the Exchangeable Preferred Stock of the Company, and are effectively subordinate to all debt and liabilities of the Company's subsidiaries. The certificate of designations governing the Convertible Preferred Stock places restrictions on the Company similar to those imposed by the Company's Debt Securities and the Exchangeable Preferred Stock.

  6.25% Convertible Preferred Stock

   On July 27, 2000, the Company sold shares of its common stock and preferred stock in concurrent underwritten public offerings (the "July 2000 Offerings"). The Company had granted the underwriters for the July 2000 Offerings over-allotment options to purchase additional shares in both offerings. On August 1, 2000, the over-allotment option for the preferred stock offering was exercised in full. As a result, the Company sold a total of 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share and received proceeds of $388,412,000 (after underwriting discounts of $14,088,000). The proceeds from the July 2000 Offerings will be used for general corporate purposes. See Note 9.

   The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year, beginning on November 15, 2000. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the year ended December 31, 2000, dividends were paid with 281,968 shares of common stock. The Company is required to redeem all

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

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

   The Company's obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness and the Exchangeable Preferred Stock of the Company, and are effectively subordinate to all debt and liabilities of the Company's subsidiaries. The 6.25% Convertible Preferred Stock ranks in parity with the 8 1/4% Convertible Preferred Stock.

9. Stockholders' Equity

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

   On May 12, 1999, the Company sold shares of its common stock and debt securities in concurrent underwritten public offerings (collectively, the "May Offerings") (see Note 5). The Company sold 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000). The Company had granted the underwriters for the May Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000). The proceeds from the May Offerings were used to pay the remaining purchase price for the BellSouth and Powertel transactions, to fund the initial interest payments on the 9% Senior Notes and for general corporate purposes.

   On June 15, 1999 the Company sold shares of its common stock to a subsidiary of TdF pursuant to TdF's preemptive rights related to two recent acquisitions. The Company sold 5,395,539 shares at $12.63 per share and

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

125,066 shares at $13.00 per share. The aggregate proceeds of approximately $69,772,000 were used for general corporate purposes.

   On July 20, 1999, the Company sold shares of its common stock to a subsidiary of TdF pursuant to TdF's preemptive rights related to the May Offerings. The Company sold 8,351,791 shares at $16.80 per share. The aggregate proceeds of approximately $140,310,000 were used for general corporate purposes.

   On July 5, 2000, TdF and an affiliate of TdF sold their remaining interests in the Company to a third party. In connection with this disposition, the Company issued 17,443,500 shares of its common stock in exchange for TdF's 20% interest in CCUK (see Note 2).

   On July 27, 2000, the Company sold shares of its common stock in the July 2000 Offerings (see Note 8). On August 1, 2000, the over-allotment option for the common stock offering was partially exercised. As a result, the Company sold a total of 12,084,200 shares of its common stock at a price of $29.50 per share and received proceeds of $342,225,000 (after underwriting discounts of $14,259,000).

  Class A Common Stock

   Upon consummation of the share exchange agreement with CCUK's shareholders (see Note 2), TdF received all of the then-outstanding shares of the Company's Class A Common Stock. Each share of Class A Common Stock was convertible, at the option of its holder at any time, into one share of Common Stock. The holder of the Class A Common Stock was entitled to one vote per share on all matters presented to a vote of the Company's shareholders, except with respect to the election of directors. The holder of the Class A Common Stock, voting as a separate class, had the right to elect up to two members of the Company's Board of Directors. The shares of Class A Common Stock also provided certain governance and anti-dilutive rights.

   In June 2000, the outstanding shares of the Company's Class A Common Stock held by an affiliate of TdF were converted into 11,340,000 shares of the Company's Common Stock in connection with the sale of a portion of TdF's shares to a third party. Upon conversion of the Class A Common Stock, France Telecom relinquished its governance rights with respect to the Company and its subsidiaries.

  Compensation Charges Related to Stock Option Grants and Acquisitions

   During the period from April 24, 1998 through July 15, 1998, the Company granted options to employees and executives for the purchase of 3,236,980 shares of its common stock at an exercise price of $7.50 per share. Of such options, options for 1,810,730 shares vested upon consummation of the IPO, and the remaining options for 1,426,250 shares are vesting at 20% per year over five years, beginning one year from the date of grant. In addition, the Company assigned its right to repurchase shares of its common stock from a stockholder (at a price of $6.26 per share) to two individuals (including a former director) with respect to 100,000 of such shares. Since the granting of these options and the assignment of these rights to repurchase shares occurred subsequent to the date of the share exchange agreement with CCUK's shareholders and at prices substantially below the price to the public in the IPO, the Company has recorded a non-cash general and administrative compensation charge related to these options and shares based upon the difference between the respective exercise and purchase prices and the price to the public in the IPO. Such compensation charge will total approximately $18,400,000, of which approximately $10,600,000 was recognized upon consummation of the IPO (for such options and shares which vested upon consummation of the IPO), and the remaining $7,800,000 is being recognized over five years (approximately $1,600,000 per year) through the second quarter of 2003. An additional $1,600,000 in non-cash general and administrative compensation charges will be recognized through the third quarter of 2001 for stock options issued to certain members of CCUK's management prior to the consummation of the share exchange.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In July 2000, the Company issued (1) 199,473 shares of its common stock and
(2) options to purchase 17,577 shares of its common stock with an exercise price of $.01 per share in connection with an acquisition by CCUK. Such shares and options were deemed to be compensation to the former shareholders of the acquired company (who remain employed by the Company). As a result, CCUK will recognize non-cash general and administrative compensation charges of approximately $8,380,000 over five years.

   In September 2000, the Company issued 336,600 shares of its common stock in connection with an acquisition by CCUSA. Of such shares, 170,710 were deemed to be compensation to the former shareholders of the acquired company (who remain employed by the Company). As a result, CCUSA will recognize non-cash general and administrative compensation charges of approximately $5,889,000 over four years.

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

   Upon consummation of the share exchange agreement with CCUK's shareholders in 1998 (see Note 2), the Company adopted each of the various CCUK stock option plans. All outstanding options to purchase shares of CCUK under such plans have been converted into options to purchase shares of the Company's common stock. Up to 4,392,451 shares of the Company's common stock were reserved for awards granted under the CCUK plans, and these options generally vest over periods of up to three years from the date of grant.

   A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 1998, 1999 and 2000:

                                  1998                  1999                  2000
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                                       Average               Average               Average
                          Number of   Exercise  Number of   Exercise  Number of   Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Options outstanding at
 beginning of year......   3,694,375   $ 4.69   16,585,197   $ 7.06   19,226,076   $ 9.89
Options granted.........   9,024,720    10.02    4,661,649    18.68    4,878,783    28.48
Options outstanding
 under CCUK stock option
 plans..................   4,367,202     2.74           --       --           --       --
Options exercised.......    (216,650)    4.89   (1,482,066)    5.82   (2,540,569)    5.16
Options forfeited.......    (284,450)    5.72     (538,704)    9.17     (380,474)   22.62
                          ----------            ----------            ----------
Options outstanding at
 end of year............  16,585,197     7.06   19,226,076     9.89   21,183,816    14.50
                          ==========            ==========            ==========
Options exercisable at
 end of year............   7,615,649     4.75   11,590,217     8.14   13,692,081    10.21
                          ==========            ==========            ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In August 1998, certain outstanding options became fully or partially vested upon consummation of the IPO. A summary of options outstanding as of December 31, 2000 is as follows:

                                                          Weighted-
                                                           Average
                                              Number of   Remaining   Number of
                                               Options   Contractual   Options
   Exercise Prices                           Outstanding    Life     Exercisable
   ---------------                           ----------- ----------- -----------
   $-0- to $1.60............................    610,742   5.0 years     593,165
   2.31 to 3.90.............................  2,402,884   5.9 years   2,192,886
   4.01 to 5.97.............................  1,241,814   5.9 years   1,236,483
   7.50 to 7.77.............................  4,141,900   7.4 years   3,062,261
   10.04 to 12.50...........................    320,500   7.9 years     155,500
   13.00....................................  3,262,164   7.7 years   3,262,164
   15.13 to 17.63...........................  1,280,000   8.7 years     426,200
   18.00 to 19.94...........................  1,970,508   8.2 years   1,634,927
   20.06 to 22.56...........................  1,905,828   8.5 years     999,195
   23.69 to 25.62...........................    540,199   7.6 years      79,300
   26.19 to 29.50...........................  1,680,727   7.3 years          --
   29.88 to 31.88...........................  1,407,800   9.2 years      20,000
   32.09 to 39.50...........................    418,750   9.4 years      30,000
                                             ----------              ----------
                                             21,183,816              13,692,081
                                             ==========              ==========

   The weighted-average fair value of options granted during the years ended December 31, 1998, 1999 and 2000 was $4.54, $6.76 and $11.39, respectively.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options (the minimum value method was used prior to the IPO):

                                                     Years Ended December 31,
                                                   -----------------------------
                                                     1998      1999      2000
                                                   --------- --------- ---------
   Risk-free interest rate........................     5.38%     5.41%     6.37%
   Expected life.................................. 3.6 years 4.9 years 5.0 years
   Expected volatility............................ 0% to 30%       30%       30%
   Expected dividend yield........................        0%        0%        0%

   In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (the "CCAL Share Option Scheme"). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of up to five years from the date of grant (as determined by CCAL's Board of Directors) and have a maximum term of seven years from the date of grant. In October and December 2000, CCAL granted 3,218,000 options with an exercise price of approximately $0.54 (Australian $1.00) per share. All of such options were outstanding as of December 31, 2000, and none of such options were exercisable. The estimated fair value of these options was approximately $0.14 per share based on the Black-Scholes option pricing model using the following assumptions: (1) a risk-free interest rate of 5.88%, (2) an expected life of 5.0 years, (3) an expected volatility of 30% and (4) an expected dividend yield of 0%.

   The exercise prices for the substantial portion of the options granted during the years ended December 31, 1999 and 2000 were equal to or in excess of the estimated fair value of the Company's common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during those years (see Note 1 and "Compensation Charges Related to Stock Option Grants and

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Acquisitions"). If compensation cost had been recognized for stock options based on their fair value at the date of grant, the Company's pro forma net loss for the years ended December 31, 1998, 1999 and 2000 would have been $75,660,000 ($1.91 per share), $113,633,000 ($1.08 per share) and $226,997,000
($1.60 per share), respectively. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

  Shares Reserved For Issuance

   At December 31, 2000, the Company had the following shares reserved for future issuance:

      Common Stock:
        Convertible Preferred Stock.................................. 18,357,114
        Stock option plans........................................... 27,790,041
        Warrants.....................................................  1,639,990
                                                                      ----------
                                                                      47,787,145
                                                                      ==========

10. Employee Benefit Plans

   The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Depending on the plan, employees may elect to contribute up to 15% of their eligible compensation. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $197,000, $836,000 and $1,951,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

   CCUK has a defined benefit plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. The net periodic pension cost attributable to this plan for the four months ended December 31, 1998, the year ended December 31, 1999 and the year ended December 31, 2000 was $1,115,000, $3,592,000 and
$2,516,000, respectively. As of December 31, 1999 and 2000, (1) the projected benefit obligation amounted to $18,169,000 and $21,505,000, respectively; (2) the fair value of the plan's assets amounted to $22,449,000 and $23,599,000, respectively; and (3) the prepaid pension cost attributable to this plan amounted to $1,454,000 and $1,825,000, respectively.

11. Related Party Transactions

   Included in other receivables at December 31, 1999 and 2000 are amounts due from employees of the Company totaling $312,000 and $342,000, respectively.

12. Commitments and Contingencies

   At December 31, 2000, minimum rental commitments under operating leases are as follows: years ending December 31, 2001--$93,293,000; 2002--$82,470,000;
2003--$70,687,000; 2004--$59,941,000; 2005--$49,155,000; thereafter--
$356,152,000. Rental expense for operating leases was $9,620,000, $47,300,000 and $92,101,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

13. Operating Segments and Concentrations of Credit Risk

  Operating Segments

   The Company's reportable operating segments for 2000 are (1) the domestic operations other than Crown Atlantic ("CCUSA"), (2) the Australian operations of CCAL for periods subsequent to the purchase date (see Note 2), (3) the United Kingdom operations of CCUK, and (4) the operations of Crown Atlantic. Financial results for the Company are reported to management and the Board of Directors in this manner, and much of the Company's current debt financing is structured along these geographic and organizational lines. See Note 1 for a description of the primary revenue sources from these segments.

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Total assets for the Company's operating segments are determined based on the separate consolidated balance sheets for CCUSA, CCAL, CCUK and Crown Atlantic. The results of operations and financial position for CCUK and CCAL reflect appropriate adjustments for their presentation in accordance with generally accepted accounting principles in the United States. The financial results for the Company's operating segments are as follows:

                                          Year Ended December 31, 2000
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $  183,475  $  6,810  $  192,211  $ 63,543  $      --   $  446,039
  Network services and
   other................    145,694        --      25,463    31,936         33      203,126
                         ----------  --------  ----------  --------  ---------   ----------
                            329,169     6,810     217,674    95,479         33      649,165
                         ----------  --------  ----------  --------  ---------   ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........    159,827     3,578     106,448    44,698         49      314,600
General and
 administrative.........     49,731     4,444       8,072     8,446      6,251       76,944
Corporate development...         --        --         783        --      9,706       10,489
                         ----------  --------  ----------  --------  ---------   ----------
EBITDA..................    119,611    (1,212)    102,371    42,335    (15,973)     247,132
Non-cash general and
 administrative
 compensation charges...        792        --         974        --      1,361        3,127
Depreciation and
 amortization...........    121,667     5,219      77,190    33,402      1,318      238,796
                         ----------  --------  ----------  --------  ---------   ----------
Operating income
 (loss).................     (2,848)   (6,431)     24,207     8,933    (18,652)       5,209
Interest and other
 income (expense).......      4,183       185         322       914     28,157       33,761
Interest expense and
 amortization of
 deferred financing
 costs..................    (42,981)     (135)    (31,963)  (17,884)  (148,331)    (241,294)
Provision for income
 taxes..................        (97)       --         (21)     (128)        --         (246)
Minority interests......        553     3,280      (2,333)   (2,221)        --         (721)
Extraordinary item......     (1,495)       --          --        --         --       (1,495)
                         ----------  --------  ----------  --------  ---------   ----------
Net loss................ $  (42,685) $ (3,101) $   (9,788) $(10,386) $(138,826)  $ (204,786)
                         ==========  ========  ==========  ========  =========   ==========
Capital expenditures.... $  422,360  $  1,708  $  102,372  $ 99,127  $  10,939   $  636,506
                         ==========  ========  ==========  ========  =========   ==========
Total assets (at year
 end)................... $3,342,321  $151,437  $1,559,558  $828,475  $ 558,050   $6,439,841
                         ==========  ========  ==========  ========  =========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                    Year Ended December 31, 1999
                         -------------------------------------------------------
                                                         Corporate
                                                Crown     Office    Consolidated
                           CCUSA       CCUK    Atlantic  and Other     Total
                         ----------  --------  --------  ---------  ------------
                                      (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   58,293  $171,981  $ 37,620  $     --    $  267,894
  Network services and
   other................     44,413    21,713    10,268     1,471        77,865
                         ----------  --------  --------  --------    ----------
                            102,706   193,694    47,888     1,471       345,759
                         ----------  --------  --------  --------    ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     41,648    93,058    20,953     1,089       156,748
General and
 administrative.........     27,988     5,625     5,146     5,064        43,823
Corporate development...         --       819        --     4,584         5,403
                         ----------  --------  --------  --------    ----------
EBITDA..................     33,070    94,192    21,789    (9,266)      139,785
Restructuring charges...      5,645        --        --        --         5,645
Non-cash general and
 administrative
 compensation charges...         67       769        --     1,337         2,173
Depreciation and
 amortization...........     41,174    63,597    24,155     1,180       130,106
                         ----------  --------  --------  --------    ----------
Operating income
 (loss).................    (13,816)   29,826    (2,366)  (11,783)        1,861
Interest and other
 income (expense).......       (155)      377     4,577    12,932        17,731
Interest expense and
 amortization of
 deferred financing
 costs..................     (4,119)  (28,334)  (12,233)  (66,222)     (110,908)
Provision for income
 taxes..................        (56)       --        --      (219)         (275)
Minority interests......         --    (3,835)    1,079        --        (2,756)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....     (2,014)       --        --      (400)       (2,414)
                         ----------  --------  --------  --------    ----------
Net loss................ $  (20,160) $ (1,966) $ (8,943) $(65,692)   $  (96,761)
                         ==========  ========  ========  ========    ==========
Capital expenditures.... $  118,961  $150,562  $ 23,287  $    991    $  293,801
                         ==========  ========  ========  ========    ==========
Total assets (at year
 end)................... $1,544,969  $989,060  $712,019  $590,602    $3,836,650
                         ==========  ========  ========  ========    ==========

                                           Year Ended December 31, 1998
                                      -----------------------------------------
                                                        Corporate
                                                         Office    Consolidated
                                       CCUSA    CCUK    and Other     Total
                                      -------  -------  ---------  ------------
                                            (In thousands of dollars)
Net revenues:
  Site rental and broadcast
   transmission.....................  $22,541  $52,487  $     --     $ 75,028
  Network services and other........   31,471    5,568     1,011       38,050
                                      -------  -------  --------     --------
                                       54,012   58,055     1,011      113,078
                                      -------  -------  --------     --------
Costs of operations (exclusive of
 depreciation and amortization).....   23,076   24,372       370       47,818
General and administrative..........   17,929    2,418     3,224       23,571
Corporate development...............       --       --     4,625        4,625
                                      -------  -------  --------     --------
EBITDA..............................   13,007   31,265    (7,208)      37,064
Non-cash general and administrative
 compensation charges...............      132    2,851     9,775       12,758
Depreciation and amortization.......   16,202   20,318       719       37,239
                                      -------  -------  --------     --------
Operating income (loss).............   (3,327)   8,096   (17,702)     (12,933)
Equity in earnings of unconsolidated
 affiliate..........................       --       --     2,055        2,055
Interest and other income
 (expense)..........................     (253)     294     4,179        4,220
Interest expense and amortization of
 deferred financing costs...........   (4,476)  (7,362)  (17,251)     (29,089)
Provision for income taxes..........     (374)      --        --         (374)
Minority interests..................       --   (1,654)       --       (1,654)
                                      -------  -------  --------     --------
Net loss............................  $(8,430) $  (626) $(28,719)    $(37,775)
                                      =======  =======  ========     ========
Capital expenditures................  $84,911  $50,224  $  3,624     $138,759
                                      =======  =======  ========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Geographic Information

   A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
                                                     (In thousands of dollars)
   United States.................................... $ 51,807 $147,679 $419,392
   Puerto Rico......................................    2,470    2,915    5,256
                                                     -------- -------- --------
     Total domestic operations......................   54,277  150,594  424,648
                                                     -------- -------- --------
   Australia........................................       --       --    6,810
   United Kingdom...................................   58,055  193,655  217,570
   Other foreign countries..........................      746    1,510      137
                                                     -------- -------- --------
     Total for all foreign countries................   58,801  195,165  224,517
                                                     -------- -------- --------
                                                     $113,078 $345,759 $649,165
                                                     ======== ======== ========

   A summary of long-lived assets by country of location is as follows:

                                              December 31, 1999
                             ----------------------------------------------------
                               United
                             States and            Other     Total
                               Puerto    United   Foreign   Foreign  Consolidated
                                Rico    Kingdom  Countries Countries    Total
                             ---------- -------- --------- --------- ------------
                                          (In thousands of dollars)
   Property and equipment,
    net....................  $1,944,487 $523,587  $   27   $523,614   $2,468,101
   Other long-lived assets,
    net....................     297,172  401,837   7,495    409,332      706,504
                             ---------- --------  ------   --------   ----------
                             $2,241,659 $925,424  $7,522   $932,946   $3,174,605
                             ========== ========  ======   ========   ==========

                                                     December 31, 2000
                             -----------------------------------------------------------------
                               United
                             States and                        Other     Total
                               Puerto               United    Foreign   Foreign   Consolidated
                                Rico    Australia  Kingdom   Countries Countries     Total
                             ---------- --------- ---------- --------- ---------- ------------
                                                 (In thousands of dollars)
   Property and equipment,
    net....................  $3,631,125 $126,584  $  544,376  $   952  $  671,912  $4,303,037
   Other long-lived assets,
    net....................     474,632   10,141     870,414    9,483     890,038   1,364,670
                             ---------- --------  ----------  -------  ----------  ----------
                             $4,105,757 $136,725  $1,414,790  $10,435  $1,561,950  $5,667,707
                             ========== ========  ==========  =======  ==========  ==========

  Major Customers

   For the years ended December 31, 1998 and 1999, CCUSA had revenues from a single customer amounting to $14,168,000 and $16,872,000, respectively. During 2000, a merger took place between two customers of CCUSA and Crown Atlantic; revenues from these two customers aggregated $99,070,000 for the year ended December 31, 2000. For the years ended December 31, 1998, 1999, and 2000, consolidated net revenues include $33,044,000, $97,520,000 and $96,083,000, respectively, from a single customer of CCUK.

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

14. Restructuring Charges

   In connection with the formation of Crown Atlantic (see Note 2), the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. Coincident with the restructuring, the Company incurred one-time charges of $1,814,000 related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space. At December 31, 1999 and 2000, other accrued liabilities includes $331,000 and $171,000, respectively, related to these charges.

   The Company completed a restructuring of the operations of its subsidiary, TeleStructures, Inc., in December 1999. The objective of this restructuring was to reduce the size of the TeleStructures, Inc. staff to a level which could be justified by its operating volume. In connection with this restructuring, the Company incurred one-time charges totaling $3,831,000 related to severance payments for the staff reductions, the recognition of an impairment loss for the remaining goodwill from the acquisition and other related costs. At December 31, 1999 and 2000, other accrued liabilities includes $1,309,000 and $317,000, respectively, related to these charges.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

15. Quarterly Financial Information (Unaudited)

   Summary quarterly financial information for the years ended December 31, 1999 and 2000 is as follows:

                                               Three Months Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                   (In thousands of dollars, except per share
                                                    amounts)
1999:
  Net revenues.................... $ 55,109  $ 77,527    $ 98,927    $114,196
  Operating income (loss).........   (1,715)    1,124         202       2,250
  Loss before cumulative effect of
   change in accounting
   principle......................  (13,473)  (20,850)    (27,067)    (32,957)
  Cumulative effect of change in
   accounting principle...........   (2,414)       --          --          --
  Net loss........................  (15,887)  (20,850)    (27,067)    (32,957)
  Per common share--basic and
   diluted:
    Loss before cumulative effect
     of change in accounting
     principle....................    (0.21)    (0.22)      (0.23)      (0.27)
    Cumulative effect of change in
     accounting principle.........    (0.03)       --          --          --
    Net loss......................    (0.24)    (0.22)      (0.23)      (0.27)

2000:
  Net revenues.................... $124,244  $148,359    $174,589    $201,973
  Operating income (loss).........    5,549     1,175       2,391      (3,906)
  Loss before extraordinary item..  (32,060)  (59,230)    (52,965)    (59,036)
  Extraordinary item..............   (1,495)       --          --          --
  Net loss........................  (33,555)  (59,230)    (52,965)    (59,036)
  Per common share--basic and
   diluted:
    Loss before extraordinary
     item.........................    (0.27)    (0.43)      (0.36)      (0.40)
    Extraordinary item............    (0.01)       --          --          --
    Net loss......................    (0.28)    (0.43)      (0.36)      (0.40)

16. Subsequent Events

  Stockholders' Equity

   On January 11, 2001, the Company sold shares of its common stock in an underwritten public offering. The Company had granted the underwriters an over-allotment option to purchase additional shares in the offering. On January 12, 2001, the over-allotment option was partially exercised. As a result, the Company sold a total of 13,445,200 shares of its common stock at a price of $26.25 per share and received proceeds of $342,853,000 (after underwriting discounts of $10,084,000). The proceeds from this offering will be used for general corporate purposes.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required to be furnished pursuant to this item will be set forth in the 2001 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required to be furnished pursuant to this item will be set forth in the 2001 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required to be furnished pursuant to this item will be set forth in the 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required to be furnished pursuant to this item will be set forth in the 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)(1) Financial Statements:

     The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 51.

 (a)(2) Financial Statement Schedules:

     Schedule I--Condensed Financial Information of Registrant and Schedule II--Valuation and Qualifying Accounts follow this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

 (a)(3) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

 (b) Reports on Form 8-K:

     None.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Crown Castle International Corp.:

   Under date of February 23, 2001, we reported on the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000 as contained in the annual report on Form 10-K for the year ended 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
February 23, 2001

                        CROWN CASTLE INTERNATIONAL CORP.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         BALANCE SHEET (Unconsolidated)

                (In thousands of dollars, except share amounts)

                                                             December 31,
                                                         ----------------------
                                                            1999        2000
                        ASSETS                           ----------  ----------
Current assets:
  Cash and cash equivalents............................  $  489,886  $  252,365
  Receivables and other current assets.................         982       5,345
  Short-term investments...............................          --      38,000
  Advances to subsidiaries, net........................      98,020     279,631
                                                         ----------  ----------
    Total current assets...............................     588,888     575,341
Property and equipment, net of accumulated depreciation
 of $2,053 and $3,275 at December 31, 1999 and 2000,
 respectively..........................................       4,040       3,920
Escrow deposit for acquisition.........................      50,000          --
Investments............................................          --     137,000
Investment in subsidiaries.............................   2,334,508   4,074,133
Deferred financing costs and other assets, net of
 accumulated amortization of $2,609 and $6,535 at
 December 31, 1999 and 2000, respectively..............      44,668      57,324
                                                         ----------  ----------
                                                         $3,022,104  $4,847,718
                                                         ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities.......  $    4,339  $    6,609
  Accrued interest.....................................       6,907      34,594
                                                         ----------  ----------
    Total current liabilities..........................      11,246      41,203
Long-term debt.........................................     970,188   1,542,935
                                                         ----------  ----------
    Total liabilities..................................     981,434   1,584,138
                                                         ----------  ----------
Redeemable preferred stock.............................     422,923     842,718
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized:
  Common Stock; shares issued: December 31, 1999--
   146,074,905 and December 31, 2000--198,912,094......       1,461       1,989
  Class A Common Stock; shares issued: December 31,
   1999--11,340,000 and December 31, 2000--none........         113          --
 Additional paid-in capital............................   1,805,053   2,894,095
 Accumulated other comprehensive loss..................      (3,013)    (25,100)
 Accumulated deficit...................................    (185,867)   (450,122)
                                                         ----------  ----------
    Total stockholders' equity.........................   1,617,747   2,420,862
                                                         ----------  ----------
                                                         $3,022,104  $4,847,718
                                                         ==========  ==========

     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF OPERATIONS (Unconsolidated)

                           (In thousands of dollars)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Other revenues................................. $    399  $      --  $      --
Interest and other income (expense)............    1,354     12,852     28,216
General and administrative expenses............   (2,975)    (5,002)    (6,234)
Corporate development expenses.................   (4,404)    (4,579)    (7,841)
Non-cash general and administrative
 compensation charges..........................   (9,775)    (1,337)    (1,361)
Depreciation and amortization..................     (720)    (1,178)    (1,238)
Interest expense and amortization of deferred
 financing costs...............................  (17,251)   (66,222)  (148,331)
                                                --------  ---------  ---------
Loss before income taxes, equity in earnings
 (losses) of subsidiaries and unconsolidated
 affiliate and cumulative effect of change in
 accounting principle..........................  (33,372)   (65,466)  (136,789)
Equity in earnings (losses) of subsidiaries....   (6,458)   (30,985)   (67,997)
Equity in earnings of unconsolidated
 affiliate.....................................    2,055         --         --
                                                --------  ---------  ---------
Loss before cumulative effect of change in
 accounting principle..........................  (37,775)   (96,451)  (204,786)
Cumulative effect of change in accounting
 principle for costs of start-up activities....       --       (310)        --
                                                --------  ---------  ---------
Net loss.......................................  (37,775)   (96,761)  (204,786)
Dividends on preferred stock...................   (5,411)   (28,881)   (59,469)
                                                --------  ---------  ---------
Net loss after deduction of dividends on
 preferred stock............................... $(43,186) $(125,642) $(264,255)
                                                ========  =========  =========


     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF CASH FLOWS (Unconsolidated)

                           (In thousands of dollars)

                                                 Years Ended December 31,
                                             ----------------------------------
                                               1998        1999        2000
                                             ---------  ----------  -----------
Cash flows from operating activities:
 Net loss..................................  $ (37,775) $  (96,761) $  (204,786)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
  Amortization of deferred financing costs
   and discounts on long-term debt.........     17,251      46,703       76,764
  Equity in losses of subsidiaries.........      6,458      30,985       67,997
  Non-cash general and administrative
   compensation charges....................      9,775       1,337        1,361
  Depreciation and amortization............        720       1,178        1,238
  Cumulative effect of change in accounting
   principle...............................         --         310           --
  Equity in earnings of unconsolidated
   affiliate...............................     (2,055)         --           --
  Increase in accrued interest.............         --       6,907       27,687
  Decrease (increase) in receivables and
   other assets............................     (1,413)    (10,052)       4,441
  Increase (decrease) in accounts payable
   and other accrued liabilities...........      1,352       2,273         (874)
                                             ---------  ----------  -----------
    Net cash used for operating
     activities............................     (5,687)    (17,120)     (26,172)
                                             ---------  ----------  -----------
Cash flows from investing activities:
 Investment in subsidiaries................   (332,065)   (930,082)  (1,071,433)
 Net advances to subsidiaries..............    (11,100)    (84,309)    (181,611)
 Purchase of investments...................         --          --     (175,000)
 Sale of (investments in) affiliates.......         --         739       (2,488)
 Capital expenditures......................     (3,624)       (963)      (1,158)
 Escrow deposit for acquisition............         --     (50,000)          --
                                             ---------  ----------  -----------
    Net cash used for investing
     activities............................   (346,789) (1,064,615)  (1,431,690)
                                             ---------  ----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of capital stock...    339,929     805,771      743,290
 Proceeds from issuance of long-term debt..         --     757,206      500,000
 Incurrence of financing costs.............     (1,755)    (28,025)     (22,949)
 Dividends on preferred stock..............         --      (1,238)          --
 Purchase of capital stock.................       (883)         --           --
                                             ---------  ----------  -----------
    Net cash provided by financing
     activities............................    337,291   1,533,714    1,220,341
                                             ---------  ----------  -----------
Net increase (decrease) in cash and cash
 equivalents...............................    (15,185)    451,979     (237,521)
Cash and cash equivalents at beginning of
 year......................................     53,092      37,907      489,886
                                             ---------  ----------  -----------
Cash and cash equivalents at end of year...  $  37,907  $  489,886  $   252,365
                                             =========  ==========  ===========
Supplementary schedule of noncash investing
 and financing activities:
 Issuance of common stock in connection
  with acquisitions........................  $ 420,964  $  397,710  $   707,389
Supplemental disclosure of cash flow
 information:
 Interest paid.............................  $      --  $   12,612  $    43,878
 Income taxes paid.........................         --          --           --

     See notes to consolidated financial statements and accompanying notes.

                       CROWN CASTLE INTERNATIONAL CORP.

                NOTES TO FINANCIAL STATEMENTS (Unconsolidated)

1. Investment in Subsidiaries

   The Company's investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting. Under the terms of the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to
(1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on certain of CCIC's indebtedness. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $3,602,771,000 at December 31, 2000.

2. Long-term Debt

   Long-term debt consists of the Company's Debt Securities.

3. Redeemable Preferred Stock

   Redeemable preferred stock consists of the Company's Exchangeable Preferred Stock, 8 1/4% Convertible Preferred Stock and 6.25% Convertible Preferred Stock.

4. Income Taxes

   Income taxes reported in the accompanying unconsolidated financial statements are determined by computing income tax assets and liabilities on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts for the amounts recorded by the Company's subsidiaries on a separate tax return basis.

                        CROWN CASTLE INTERNATIONAL CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 2000

                           (In thousands of dollars)

                                       Additions  Deductions
                                       ---------- -----------
                                                               Effect
                                        Amounts     Amounts      of
                            Balance at Charged to   Written   Exchange Balance
                            Beginning  Operating  Off Against   Rate   at End
        Description          of Year    Expenses  Receivables Changes  of Year
        -----------         ---------- ---------- ----------- -------- -------
Allowance for Doubtful
 Accounts Receivable.......   $3,218    $16,781     $(1,230)    $(47)  $18,722
                              ======    =======     =======     ====   =======

                               INDEX TO EXHIBITS
                                Item 14 (a) (3)

  Exhibit
    No.                                 Description
  -------                               -----------
      *2.1  Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub
            LLC, and Crown Atlantic Holding Company LLC

     **2.2 Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

     **2.3  Crown Atlantic Company LLC Operating Agreement entered into as of
            March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

    ***2.4  Agreement to Sublease dated June 1, 1999 by and among BellSouth
            Mobility Inc., BellSouth Telecommunications Inc., The Transferring
            Entities, Crown Castle International Corp. and Crown Castle South
            Inc.

    ***2.5  Sublease dated June 1, 1999 by and among BellSouth Mobility Inc.,
            Certain BMI Affiliates, Crown Castle International Corp. and Crown
            Castle South Inc.

     ++2.6  Agreement to Sublease dated August 1, 1999 by and among BellSouth
            Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown
            Castle International Corp. and Crown Castle South Inc.

     ++2.7  Sublease dated August 1, 1999 by and among BellSouth Personal
            Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle
            International Corp. and Crown Castle South Inc.

  *****2.8 Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding
            Sub LLC, and Crown Castle GT Holding Company LLC

  *****2.9  Letter Agreement dated November 7, 1999 between GTE Wireless
            Incorporated and Crown Castle International Corp.

     ++2.10 Operating Agreement, dated January 31, 2000, by and between Crown
            Castle GT Corp. and affiliates of GTE Wireless Incorporated

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

  #####3.50 Certificate of Designations, Preferences and Relative,
            Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25%
            Cumulative Convertible Redeemable Preferred Stock of Crown Castle
            International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

      #4.1  Trust Deed related to (Pounds)125,000,000 9% Guaranteed Bonds Due
            2007 among Castle Transmission (Finance) PLC, as Issuer, Castle
            Transmission International Ltd. and Castle Transmission Services
            (Holdings) Ltd., as Guarantors, and The Law Debenture Trust
            Corporation p.l.c., as Trustee, dated May 21, 1997

 Exhibit No.                             Description
 -----------                             -----------
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

  ******4.14 Warrant Agreement between Crown Castle International Corp. and the
             United States Trust Company of New York dated November 19, 1999

 *******4.15 Indenture, dated as of June 26, 2000, between Crown Castle
             International Corp. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2011
             (including exhibits)

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

 Exhibit
   No.                                 Description
 -------                               -----------
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

  **10.9  Global Lease Agreement dated March 31, 1999 between Crown Atlantic
          Company LLC and Cellco Partnership, doing business as Bell Atlantic
          Mobile

  **10.10 Master Build to Suit Agreement dated March 31, 1999 between Cellco
          Partnership, doing business as BellAtlantic Mobile, and Crown
          Atlantic Company LLC

 ***10.11 Agreement to Build to Suit dated June 1, 1999 by and among BellSouth
          Mobility Inc., Crown Castle International Corp. and Crown Castle
          South Inc.

   #10.12 Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

  ##10.13 Crown Castle International Corp. 1995 Stock Option Plan (Fourth
          Restatement)

  ##10.14 Castle Transmission Services (Holdings) Ltd. All Employee Share
          Option Scheme dated as of January 23, 1998

  ##10.15 Rules of the Castle Transmission Services (Holdings) Ltd. Bonus Share
          Plan

 ###10.16 Employee Benefit Trust between Castle Transmission Services
          (Holdings) Ltd. and Castle Transmission (Trustees) Limited

  ##10.17 Castle Transmission Services (Holdings) Ltd. Unapproved Share Option
          Scheme dated as of January 23, 1998

  ##10.18 Deed of Grant of Option between Castle Transmission Series (Holdings)
          Ltd. and George Reese dated January 23, 1998

  ##10.19 Deed of Grant of Option between Castle Transmission Services
          (Holdings) Ltd. and David Ivy dated January 23, 1998

  ##10.20 Deed of Grant of Option between Castle Transmission Services
          (Holdings) Ltd. and David Ivy dated April 23, 1998

  ##10.21 Deed of Grant of Option between Castle Transmission Services
          (Holdings) Ltd. and Ted B. Miller, Jr., dated April 23, 1998

  ##10.22 Deed of Grant of Option between Castle Transmission Services
          (Holdings) Ltd. and Ted B. Miller, Jr., dated January 23, 1998

  ##10.23 Agreement among Castle Transmission Services (Holdings) Ltd., Digital
          Future Investments B.V., Berkshire Partners LLC and certain shareholders of Castle Transmission Services (Holdings) Ltd. for the sale and purchase of certain shares of Castle Transmission Services
          (Holdings) Ltd., for the amendment of the Shareholders Agreement in respect of Castle Transmission Services (Holdings) Ltd. and for the granting of certain options dated April 24, 1998

 ###10.24 Form of Severance Agreement entered into between Crown Castle
          International Corp. and Ted Miller, George Reese, John Gwyn, Charles
          Green, Alan Rees, Blake Hawk and David Ivy

 ###10.25 Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of August
          21, 1998 as amended by Amendment No. 1, dated as of the 12th day of November, 1998

   +10.26 Amendment Number Three, dated as of August 11, 1999, to the
          Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of August
          21, 1998

  Exhibit
    No.                                 Description
  -------                               -----------
     +10.27 Amendment Number Four, dated as of October 1, 1999, to the
            Stockholders Agreement between Crown Castle International Corp. and certain stockholders listed on Schedule 1 thereto, dated as of
            August 21, 1998

 #####10.28 Termination Agreement dated as of July 5, 2000, by and between
            Crown Castle International Corp., Crown Castle UK Holdings Limited,
            France Telecom S.A., Telediffusion de France S.A., and Transmission
            Future Networks B.V.

  ++++10.29 Amended and Restated Rights Agreement dated as of September 18,
            2000, between Crown Castle International Corp. and ChaseMellon
            Shareholder Services L.L.C.

    **10.30 Loan Agreement dated as of March 31, 1999 by and among Crown
            Atlantic HoldCo Sub LLC, as the Borrower, Key Corporate Capital
            Inc., as Agent, and the Financial Institutions listed therein

    ++10.31 Amendment to Loan Amendment Agreement, dated June 18, 1999, by and among Castle Transmission International Ltd., Castle Transmission
            Services (Holdings) Ltd., Millennium Communications Limited and the various banks and lenders listed as parties thereto

    ++10.32 Credit Agreement dated as of March 15, 2000 among Crown Castle
            Operating Company, Crown Castle International Corp., The Chase
            Manhattan Bank, Credit Suisse First Boston Corporation, Key
            Corporate Capital Inc. and The Bank of Nova Scotia, as Agents, and the several Lenders which are parties thereto

    ++10.33 Amendment to Loan Amendment Agreement dated December 23, 1999 by and among Castle Transmission International, Ltd., Castle
            Transmission Services (Holdings) Ltd, Millennium Communications
            Limited and the various banks and lenders listed as parties thereto

   +++10.34 Term Loan Agreement, dated as of March 30, 2000 among Crown Castle
            International Corp., Chase Securities Inc., Goldman Sachs Credit
            Partners L.P., Syndicated Loan Funding Trust and the several
            Lenders which are parties thereto

         11 Statement regarding Computation of Per Share Earnings

         12 Computation of Ratios of Earnings to Fixed Charges and Earnings to
            Combined Fixed Charges and Preferred Stock Dividends

         21 Subsidiaries of Crown Castle International Corp.

         23 Consent of KPMG LLP

--------
@ Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-83395).
# Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
## Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
* Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999.
### Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
*** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999.
**** Incorporated by reference to the exhibit previously filed by the
     Registrant on Form 8-K (Registration No. 0-24737) dated July 22, 1999.
+ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) dated September 30, 1999.
++ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) dated March 30, 2000.
+++ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) dated March 31, 2000.
#### Incorporated by reference to the exhibits with the corresponding exhibit numbers in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-87765).
***** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
****** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 19, 1999.
++++ Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) dated September 19, 2000.
******* Incorporated by reference to the exhibit previously filed by the
        Registrant on Form 8-K (Registration No. 0-24737) dated June 26, 2000. ##### Incorporated by reference to the exhibit previously filed by the
      Registrant on Form 10-Q (Registration No. 0-24737) dated August 11,
      2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

                                          Crown Castle International Corp.

                                                /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                              Senior Vice President, Chief
                                             Financial Officer and Treasurer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and Wesley D. Cunningham and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2000 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 29th day of March, 2001.

              Signature                                  Title
              ---------                                  -----

      /s/ Ted B. Miller, Jr.              Chief Executive Officer and Chairman
______________________________________     of the Board (Principal Executive
          Ted B. Miller, Jr.               Officer)

     /s/ W. Benjamin Moreland             Senior Vice President, Chief
______________________________________     Financial Officer and Treasurer
         W. Benjamin Moreland              (Principal Financial Officer)

     /s/ Wesley D. Cunningham             Senior Vice President, Chief
______________________________________     Accounting Officer and Corporate
         Wesley D. Cunningham              Controller (Principal Accounting
                                           Officer)

        /s/ John P. Kelly                 President, Chief Operating Officer
______________________________________     and Director
            John P. Kelly

        /s/ Carl Ferenbach                Director
______________________________________
            Carl Ferenbach

              Signature                                  Title
              ---------                                  -----

       /s/ Randall A. Hack                Director
______________________________________
           Randall A. Hack

         /s/ Lee W. Hogan                 Director
______________________________________
             Lee W. Hogan

   /s/ Edward C. Hutcheson, Jr.           Director
______________________________________
       Edward C. Hutcheson, Jr.

         /s/ David L. Ivy                 Director
______________________________________
             David L. Ivy

       /s/ J. Landis Martin               Director
______________________________________
           J. Landis Martin

      /s/ Robert F. McKenzie              Director
______________________________________
          Robert F. McKenzie

   /s/ William D. Strittmatter            Director
______________________________________
       William D. Strittmatter