Form 10-K/A
period 2000-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2001-04-27
CIK 1051470

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               -----------------

                                 FORM 10-K/A-1

                               -----------------

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

     TITLE OF EACH CLASS OF SECURITIES
    REGISTERED PURSUANT TO SECTION 12(B)            NAME OF EXCHANGE
   OF THE SECURITIES EXCHANGE ACT OF 1934          ON WHICH REGISTERED
--------------------------------------------   ---------------------------
Common Stock, $.01 par value                   The New York Stock Exchange

Rights to Purchase Series A Participating      The New York Stock Exchange
  Cumulative Preferred Stock

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE.

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of March 15, 2001, there were 213,363,148 shares of Common Stock outstanding and 0 shares of Class A Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of CICC's Board of Directors.

CLASS III--TERM EXPIRING IN 2001

RANDALL A. HACK, 54, was elected as a director of the Company in February 1997. Since January 1995, Mr. Hack has been a Senior Managing Member of Nassau Capital L.L.C., an investment management firm which he founded in 1995. From 1990 to 1994, he was the President and Chief Executive Officer of Princeton University Investment Company, which manages Princeton University's $8 billion endowment. Mr. Hack also serves on the Board of Directors of several private companies.

EDWARD C. HUTCHESON, JR., 55, has served as a director of CCIC from January 1995 until February 1999 and from July 1999 until the present. Mr. Hutcheson co-founded CCIC in 1994 and served as Chief Executive Officer from its inception to March 1997. Since February 2000, Mr. Hutcheson has been involved in private investment activities and has provided consulting services to private companies seeking capital. From March 1997 until February 2000, he served in several capacities with Pinnacle Global Group, Inc., a publicly owned financial services company, and its predecessor private companies. He served as Chief Operating Officer of the Pinnacle holding company and was a Principal of the merchant banking subsidiary of Pinnacle. During 1994, he was involved in private investment activities leading to the creation of the predecessor to CCIC. From 1987 through 1993, he served in senior management roles with Baroid Corporation, a publicly owned petroleum services company. His positions included President, Chief Operating Officer and a director of the Baroid holding company from 1990 through 1993. Mr. Hutcheson also serves on the board of directors of Trico Marine Services, Titanium Metals Corporation, Pinnacle Management & Trust Co. and Sanders Morris Harris.

J. LANDIS MARTIN, 55, has been a director of CCIC from 1995 through November 1998 and November 1999 to the present. Mr. Martin has been Chairman and CEO of Titanium Metals Corporation ("Timet") (an integrated producer of titanium metals) since January 1995. Mr. Martin has served as President and Chief Executive Officer of NL Industries, Inc. ("NL"), a manufacturer and marketer of titanium dioxide chemicals, since 1987 and as a director since 1986. Mr. Martin has served as Chairman of Tremont Corporation ("Tremont"), a holding company which primarily owns stock in Timet and NL, since 1990 and as Chief Executive Officer and a director of Tremont since 1988. From 1990 until its acquisition by Dresser Industries, Inc. ("Dresser") in 1994, Mr. Martin served as Chairman of the Board and Chief Executive Officer of Baroid Corporation. In addition to Tremont and NL, Mr. Martin is a director of Halliburton Company which is engaged in the petroleum services, hydrocarbon processing and engineering industries, Apartment Investment Management Corporation, a real estate investment trust, and Special metals Corporation, a producer of high performance nickel-based alloys and superalloys

TED B. MILLER, JR., 49, has been the Chief Executive Officer since November 1996, Chairman of the Board since May 1999, Vice Chairman of the Board from August 1997 to May 1999 and a director of CCIC since 1995. Mr. Miller co-founded CCIC in 1994. He was the President of CCIC from November 1996 to August 1997. Mr. Miller has been the Managing Director and Chief Executive Officer of Crown Castle UK Holdings Limited (formerly known as Castle Transmission Services (Holdings) Ltd) ("CCUK"), a subsidiary of CCIC, since February 1997 and has served as Chairman of the Board of Directors of CCUK since August 1998. Prior to founding CCIC, Mr. Miller was involved in the commercial real estate business for 20 years.

CLASS I - TERM EXPIRING IN 2002

CARL FERENBACH, 59, was the Chairman of the Board from April 1997 to May 1999. Since its founding in 1986, Mr. Ferenbach has been a Managing Director of Berkshire Partners LLC, a private equity investment firm that manages five investment funds with approximately $1.6 billion of capital. Mr. Ferenbach has also served as: a Managing Director of Berkshire Investors LLC ("Berkshire Investors") since its formation in 1996; a Managing Director of Third Berkshire Managers LLC ("Third Berkshire Managers"), the

General Partner of Third Berkshire Associates Limited Partnership ("Third Berkshire Associates"), the general partner of Berkshire Fund III, A Limited Partnership ("Berkshire Fund III"), since its formation in 1997 (and was previously an individual general partner of Berkshire Fund III since its formation in 1992); a Managing Director of Fourth Berkshire Associates LLC ("Fourth Berkshire Associates"), the general partner of Berkshire Fund IV, Limited Partnership ("Berkshire Fund IV") since formation in 1996; and a Managing Director of Fifth Berkshire Associates LLC ("Fifth Berkshire Associates") the general partner of Berkshire Fund V, Limited Partnership ("Berkshire Fund V") (Berkshire Fund V, collectively with Berkshire Fund III, Berkshire Fund IV and Berkshire Investors, the "Berkshire Group") since formation in 1998. In addition, Mr. Ferenbach currently serves on the Board of Directors of U.S. Can Corporation, Wisconsin Central Transportation Corporation, Tranz Rail Limited, and Australian Transport Network and is the Chairman of English, Welsh & Scottish Railway Limited.

ROBERT F. MCKENZIE, 57, was elected as a director of CCIC in 1995. From 1990 to 1994, Mr. McKenzie was the Chief Operating Officer and a director of OneComm, Inc., a mobile communications provider that he helped found in 1990. From 1980 to 1990, he held general management positions with Northern Telecom, Inc. and was responsible for the marketing and support of its Meridian Telephone Systems and Distributed Communications networks to businesses throughout the Western United States. Mr. McKenzie also serves on the Board of Directors of Cordillera Communications Corporation and CO Space.

LEE W. HOGAN, 56, was elected as a director of CCIC in March 2001. Mr. Hogan served as an officer and director of Reliant Energy Inc. from 1990 to 2000. During his tenure at Reliant, Mr. Hogan served as vice chairman and as one of four members of The Office of the Chief Executive Officer (OCEO), the principal management policy instrument of the company. In addition, he served as a member of the finance committee of Reliant's board of directors. Previously, Mr. Hogan served as CEO of Reliant's Retail Energy Group, president and CEO of Reliant's International Business Group (directing energy operations in Asia, Europe and Latin America), and in a variety of capacities for Reliant's Houston Lighting & Power subsidiary. Mr. Hogan was the founding president of The Greater Houston Partnership, a business advocacy organization, where he served from 1987 to 1990. During that same time, he was a member of the Board of St. Luke's Episcopal Hospital, M.D. Anderson Cancer Center Outreach Corporation, The Texas Medical Center and The Salvation Army. Mr. Hogan also served on the board of directors of Commonwealth Financial Group (from 1978 to 1985), GNI Incorporated (from 1985 to 1993) and Diamond Concrete Company (from 1978 to 1983).

CLASS II - TERM EXPIRING IN 2003

DAVID L. IVY, 54, was elected as a director of CCIC in June 1997. Mr. Ivy served as Vice Chairman - Global Mergers and Acquisitions of CCIC from March 2000 to September 2000 and as President of CCIC from August 1997 to March 2000. In addition, from October 1996 to August 1997, he served as Executive Vice President and Chief Financial Officer of CCIC. From 1993 to 1995, Mr. Ivy was a senior executive with, and later the President and Chief Operating Officer of J.E. Robert Companies, where he managed a joint venture with Goldman, Sachs & Co. that was established to acquire distressed assets from financial institutions. From 1987 to 1993, Mr. Ivy served as Chairman of the Board of Directors of Interstate Realty Corporation.

WILLIAM D. STRITTMATTER, 44, has been a director of CCIC since November 1999.
He is the Vice President of GE Capital and Managing Director - Telecommunications for the Structured Finance Group of GE Capital ("SFG").
Prior to his appointment as Managing Director - Telecommunications for SFG, Mr. Strittmatter was Managing Director and head of SFG's Commercial and Industrial financing business. Before that position, he was SFG's Chief Credit Officer.
In that capacity, he was responsible for the worldwide credit and risk management functions of SFG's project and structured financing activities in the energy, infrastructure and industrial sectors. In addition, Mr. Strittmatter was responsible for managing SFG's investment portfolio of approximately $11 billion. Mr. Strittmatter joined GE Capital in 1982 holding various positions in finance, operations and marketing. From 1978 to 1980, Mr. Strittmatter was a CPA with the Rochester, NY office of the accounting firm Main Hurdman. Mr. Strittmatter is the nominee of GE Capital for election as a director of CCIC pursuant to the terms of CCIC's 8 1/4% Convertible Preferred Stock.

JOHN P. KELLY, 43, was elected as a director of CCIC in May 2000 and was appointed President and Chief Operating Officer of CCIC on March 31, 2000. Prior to that, he was the President of Crown Communication Inc. from December 1998. From January 1990 to July 1998, Mr. Kelly was the President and Chief Operating Officer of Atlantic Cellular Company L.P. From December 1995 to July 1998, Mr. Kelly was also President and Chief Operating Officer of Hawaiian Wireless, Inc., an affiliate of Atlantic Cellular. He currently serves on the board of directors of the Personal Communications Industry Association and serves as the chairman of PCIA's Site Owners and Managers Alliance.

EXECUTIVE OFFICERS

Set forth below is certain information relating to the current executive officers of the Company. Officers of the Company are elected annually. Biographical information with respect to Messrs. Miller and Kelly is set forth above under "Item 10. - Board of Directors."



NAME                       AGE                              POSITION
----                       ---                              --------

Ted B. Miller, Jr.          49   Chairman of the Board, Chief Executive Officer
John P. Kelly               43   President and Chief Operating Officer
Charles C. Green, III       54   Executive Vice President - Global Finance
George E. Reese             50   Executive Vice President - International
Alan Rees                   57   Executive Vice President - Technology
E. Blake Hawk               51   Executive Vice President and General Counsel
W. Benjamin Moreland        37   Senior Vice President, Chief Financial
                                  Officer and Treasurer
Edward W. Wallander         43   President and Chief Operating Officer,
                                  Crown Castle USA Inc.
Robert E. Giles             53   President and Chief Operating Officer,
                                  Crown Castle UK Limited
Peter G. Abery              53   Managing Director, Crown Castle Australia

CHARLES C. GREEN, III became Executive Vice President - Global Finance of CCIC in April 2000. Prior to that, he served as Executive Vice President and Chief Financial Officer of CCIC from September 1997. Mr. Green was the President and Chief Operating Officer of Torch Energy Advisors Incorporated, a major energy asset management and outsourcing company, from 1993 to 1995, and Vice Chairman of the board of directors and Chief Investment Officer from 1995 to 1996. From 1992 to September 1997, he was an officer, and later the Executive Vice President and Chief Financial Officer, of Bellwether Exploration Company, an oil and gas exploration and production company and an affiliate of Torch. From 1982 to 1992, Mr. Green was President, Chief Operating Officer and Chief Financial Officer of Treptow Development Company, a real estate development company. Mr. Green currently serves on the board of directors of Teletouch Communications, Inc. He has been a Chartered Financial Analyst since 1974.

GEORGE E. REESE was named Executive Vice President - International in May 1999. Mr. Reese was the Chief Financial Officer and Secretary of CCUK and each of its wholly owned subsidiaries from February 1997 to December 1999. He was a director of CCUK and each of its wholly owned subsidiaries until December 1999. Since April 1995, Mr. Reese has served as President of Reese Ventures, Inc., an international investment consulting firm, which he established in 1995. From 1972 to 1995, Mr. Reese was employed by Ernst & Young, L.L.P. where he was named Partner-In-Charge of the Houston office's energy department and was appointed Managing Partner of the firm's operations in the former Soviet Union. Mr. Reese was a founder of the Council on Foreign Investment in Russia and was a founding member of the American Chamber of Commerce in Russia.

ALAN REES was appointed Executive Vice President - Technology for CCIC in April 2000. Prior to that, he served as the Chief Operating Officer of CCUK and each of its wholly owned subsidiaries from February 1997 and as President from December 1999. From 1994 to 1997, Mr. Rees served as the General Manager of Transmission for the broadcast transmission division of the BBC.

E. BLAKE HAWK has been Executive Vice President and General Counsel since February 1999. Mr. Hawk was an attorney with Brown, Parker & Leahy, LLP in Houston, Texas from 1980 to 1999 and became a partner with the firm in 1986.
Mr. Hawk has been board certified in tax law by the Texas Board of Legal Specialization since 1984 and has been a Certified Public Accountant since 1976.

W. BENJAMIN MORELAND was appointed Chief Financial Officer and Treasurer of CCIC in April 2000. Prior to that he served as Senior Vice President and Treasurer of CCIC and its domestic subsidiaries from October 1999. Mr. Moreland joined CCIC following 15 years with Chase Manhattan Bank, primarily in corporate finance and real estate investment banking. He is responsible for all treasury functions, banking relationships and general corporate financing activities for CCIC.

EDWARD W. WALLANDER became President and Chief Operating Officer of Crown Castle USA in April 2000. Prior to that he served as Senior Vice President and Chief Information Officer of CCIC from April 1998. From August 1990 to April 1998, Mr. Wallander worked for PNC Bank in various capacities including Senior Vice President and Chief Operating Officer of PNC Brokerage Corp.

Prior to PNC Bank, Mr. Wallander was a commercial real estate lender with Mellon Bank, N.A. and a Certified Public Accountant for Ernst & Young, L.L.P.

ROBERT E. GILES was named President and Chief Operating Officer of CCUK in April 2000. Prior to that he served as Executive Vice President & Chief Commercial Officer for CCUK from December 1999. Mr. Giles has 27 years experience in the commercial real estate, banking, and energy sectors. Prior to joining Crown Castle, Mr. Giles was President of Title Network, Ltd., a real estate services firm that he owned in partnership with Goldman Sachs.

PETER ABERY was appointed Managing Director of Crown Castle Australia Holdings Pty Ltd. ("CCAL") and its subsidiary, Crown Castle Autstralia Pty Ltd. in February 2000. Mr. Abery was formerly Managing Director of Vodafone Network in Australia. Prior to joining Vodafone, Mr. Abery held various positions with Telstra including Managing Director of Industry Services for Domestic Wholesale Business and Director of Strategy. Mr. Abery has a Master of Science in Electrical Engineering, an MBA, and he attended the International Senior Manager Program at Harvard Business School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires CCIC's directors and executive officers, and persons who own more than 10% of a registered class of CCIC's equity securities, to file with the SEC and the NYSE reports of ownership and changes in ownership of Common Stock and other equity securities of CCIC. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on the review of copies of such reports furnished to us and written representations that no other reports were required, we believe that, during the 2000 fiscal year, all Section 16(a) filing requirements applicable to CCIC's executive officers, directors and greater than 10% beneficial owners were complied with except for (i) Edward C. Hutcheson, Jr. filed a Form 4 late for transactions which took place in February 2000 and March 2000, (ii) J. Landis Martin filed a Form 4 late for transactions which took place in August 2000 and December 2000, (iii) Carl Ferenbach filed a Form 4 late for transactions which took place in May 2000 and August 2000, and (iv) Telediffusion de France International S.A. filed a Form 4 late for transactions which took place in February 2000.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of CCIC to its Chief Executive Officer and certain other most highly paid executive officers for 1998, 1999 and 2000.

                                                                           NUMBER OF
                                                                           SECURITIES
                                                                           UNDERLYING         ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR    SALARY ($)    BONUS ($)   OPTIONS (#)(A)    COMPENSATION ($)
------------------------------------   ----   ------------   ---------   --------------    ----------------
Ted B. Miller, Jr. .................   2000    $325,000      $325,000       362,420              $ 10,200(b)
   Chief Executive Officer and         1999     325,000       325,000       595,219                 9,600(b)
   Chairman of the Board               1998     325,000       300,000     3,013,000                    --

John P. Kelly.......................   2000    $275,000      $206,250       205,086              $ 10,200(b)
   President and Chief                 1999     235,000       176,250       423,431                 8,827(b)
   Operating Officer and Director      1998    $117,500(c)     73,462       500,000                    --

Charles C. Green, III...............   2000    $235,000      $176,300       122,764              $ 10,200(b)

   Executive Vice President            1999     235,000       176,250       299,892                 9,600(b)
   of Global Finance                   1998     235,000        56,250       940,000                    --

George E. Reese.....................   2000    $250,000      $187,500        91,203              $     --
   Executive Vice President -          1999     250,000       187,500       251,627                    --
   International                       1998     250,000       187,500     1,205,000                    --

Robert E. Giles.....................   2000    $250,000(d)   $187,500        21,334              $ 28,242(d)
   President and Chief Operating       1999      33,654        46,875       500,000                    --
   Officer, CCUK                       1998          --            --            --                    --

David L. Ivy........................   2000    $190,384(e)   $121,260        84,079              $793,491(e)
   Vice Chairman - Global              1999     225,000       168,750       299,892                    --
   Mergers and Acquisitions            1998     225,000       150,000     1,455,000                    --
   and Director

_____________
(a) All awards are for options to purchase the number of shares of Common Stock indicated.

(b) Represents amounts received pursuant to matching contributions made by the Company in accordance with the Company's 401k plan.

(c) Mr. Kelly began working for Crown Communication Inc. on July 6, 1998, at an annual salary of $235,000.

(d) Mr. Giles began working for CCUK on November 8, 1999 at an annual salary of $250,000. Amounts shown as Other Compensation represent certain relocation expenses paid by the Company.

(e) Mr. Ivy resigned as Vice Chairman of CCIC on September 20, 2000. Amounts shown as Other Compensation represent amounts paid pursuant to Mr. Ivy's Severance Agreement. See "Termination and Change of Control Arrangements."

OPTION GRANTS IN 2000

The following table provides details regarding stock options granted in 2000 to executive officers named in the Summary Compensation Table. In addition, in accordance with SEC rules, the hypothetical gains are shown that would exist for the respective options based on assumed rates of annual compounded growth in the stock price of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, an executive may realize will depend on the spread between the market price and the exercise price on the date the options are exercised.

                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                            ANNUAL
                                                                                     RATES OF STOCK PRICE
                                                                                       APPRECIATION FOR
                                           INDIVIDUAL GRANTS                            OPTION TERM(A)
                           ----------------------------------------------------     -----------------------
                           NUMBER OF
                           SECURITIES     % OF TOTAL
                           UNDERLYING      OPTIONS       EXERCISE
                            OPTIONS       GRANTED TO     OR BASE
                            GRANTED      EMPLOYEES IN     PRICE      EXPIRATION
       NAME                   (#)        FISCAL YEAR      ($/SH)        DATE         5% ($)        10% ($)
-----------------------    ----------    ------------    --------    ----------   ----------     ----------
Ted B Miller, Jr.             125,000         2.3%       $31.8750       2/01/10   $2,505,752     $6,350,068
                              170,000         3.1         20.1880       2/02/10    2,158,341      5,469,660
                               13,143         0.2         39.7500       3/08/10      328,556        832,626


                                                                                     POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSUMED
                                                                                            ANNUAL
                                                                                     RATES OF STOCK PRICE
                                                                                       APPRECIATION FOR
                                           INDIVIDUAL GRANTS                            OPTION TERM(A)
                           ----------------------------------------------------     -----------------------
                               15,786         0.3         23.3750      12/20/10      232,061        588,087
                               38,491         0.7         30.8750      11/15/10      747,384      1,894,019

John P. Kelly..............   100,000         1.8%       $31.8750       2/01/10   $2,004,602     $5,080,054
                               75,226         1.4         20.1880       2/02/10      955,079      2,420,357
                                5,257         0.1         39.7500       3/08/10      131,417        333,038
                                7,891         0.1         23.3750      12/20/10      116,001        293,969
                               16,712         0.3         30.8750      11/15/10      324,499        822,344

Charles C. Green, III......    26,000         0.5%       $31.8750       2/01/10   $  521,196     $1,320,814
                               75,225         1.4         20.1880       2/02/10      955,066      2,420,325
                                4,819         0.1         39.7500       3/08/10      120,468        305,290
                                5,022         0.1         23.3750      12/20/10       73,825        187,088
                               11,698         0.2         30.8750      11/15/10      227,141        575,621

George E. Reese............    26,000         0.5%       $31.8750       2/01/10   $  521,196     $1,320,814
                               34,466         0.6         20.1880       2/02/10      437,585      1,108,925
                                6,134         0.1         39.7500       3/08/10      153,341        388,597
                                7,891         0.1         23.3750      12/20/10      116,001        293,969
                               16,712         0.3         30.8750      11/15/10      324,499        822,344

Robert E. Giles............     1,752         0.0%       $39.7500       3/08/10   $   43,797     $  110,991
                                2,870         0.1         23.3750      12/20/10       42,190        106,918
                               16,712         0.3         30.8750      11/15/10      324,499        822,344

David L. Ivy...............    32,000         0.6%       $31.8750       2/01/10   $  641,473     $1,625,617
                               52,079         0.9         20.1880       2/02/10      661,201      1,675,614

_____________
(a) The potential realizable value assumes a per-share market price at the time of the grant to be approximately equal to the exercise price with an assumed rate of appreciation of 5% and 10%, respectively, compounded annually for 10 years.

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

The following table details the December 31, 2000 year end estimated value of unexercised stock options of each of the executive officers named in the Summary Compensation Table. All unexercised options are to purchase the number of shares of Common Stock indicated.

                                                              NUMBER OF
                                                             SECURITIES              VALUE OF
                                                             UNDERLYING            UNEXERCISED
                                                             UNEXERCISED           IN-THE-MONEY
                                                             OPTIONS AT             OPTIONS AT
                              SHARES                        YEAR-END (#)           YEAR-END ($)
                           ACQUIRED ON       VALUE        EXERCISABLE (E)/       EXERCISABLE (E)/
         NAME              EXERCISE (#)   REALIZED ($)    UNEXERCISABLE (U)    UNEXERCISABLE (U)(a)
----------------------     -----------    ------------   -------------------   --------------------
Ted B. Miller, Jr. ......           --    $        --       4,630,692(E)          $85,694,042(E)
                                                              309,947(U)            1,702,633(U)
John P. Kelly............       31,955    $   753,048         582,766(E)            7,328,853(E)
                                                              513,796(U)            4,418,407(U)
Charles C. Green, III....      263,493    $ 6,894,706       1,248,804(E)           17,765,779(E)
                                                              100,359(U)              379,877(U)
George E. Reese..........      250,801    $ 7,216,969       1,015,538(E)           16,526,856(E)
                                                              106,491(U)              386,931(U)
Robert E. Giles..........           --    $        --         207,111(E)            2,316,128(E)
                                                              314,223(U)            3,475,956(U)
David L. Ivy.............      557,158    $16,984,271       1,706,813(E)           26,275,387(E)

_____________
(a) The estimated value of unexercised in-the-money stock options held at the end of 2000 assumes a per-share fair market value of $27.063 and per-share exercise prices ranging from $0.40 to $23.375 as applicable.

TERMINATION AND CHANGE OF CONTROL ARRANGEMENTS

  SEVERANCE AGREEMENTS. Under severance agreements entered into with each of the executive officers named above in "Item 10. Executive Officers", CCIC is required to provide severance benefits to these executive officers if they are terminated without cause (as defined in the severance agreements) or they terminate their employment with good reason (as defined in the severance agreements) (collectively, a "qualifying termination"). The severance agreements provide for enhanced severance benefits if the executive officers incur a qualifying termination within the two-year period following a change in control (as defined in the severance agreements). Upon a qualifying termination that does not occur during the change in control period, an eligible executive officer is entitled to:

  (1) a lump sum payment equal to two times the sum of his base salary and annual bonus,

  (2) continued coverage under specified welfare benefit programs for two years, and

  (3) immediate vesting of any outstanding options and restricted stock awards.

 Upon a qualifying termination during the change in control period, an eligible executive officer is entitled to:

  (1) receive a lump sum payment equal to three times the sum of his base salary and annual bonus,

  (2) continued coverage under specified welfare benefit programs for three years, and

  (3) immediate vesting of any outstanding options and restricted stock awards.

STOCK OPTIONS. All unvested stock options granted to executive officers vest upon a change in control. The accelerated vesting provisions relating to a change in control are contained in the individual stock option agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT OWNERSHIP

The table below shows the beneficial ownership as of April 16, 2001 of our capital stock by each of the directors and executive officers of CCIC and all directors and executive officers as a group. This table also gives effect to shares that may be acquired pursuant to options, warrants or convertible stock within 60 days after April 16, 2001.



                                                                              SHARES BENEFICIALLY
                                                                                     OWNED
                                                                      -----------------------------------
     EXECUTIVE OFFICERS AND DIRECTORS(A)           TITLE OF CLASS       NUMBER           PERCENT(B)
----------------------------------------------   ------------------   ----------   ----------------------
Ted B. Miller, Jr.                               Common Stock(c)       4,907,995           2.54
John P. Kelly(d)                                 Common Stock(e)         623,608            *
Alan Rees(f)                                     Common Stock(g)         858,229            *
George E. Reese                                  Common Stock(h)       1,219,202            *
Charles C. Green, III                            Common Stock(i)       1,272,469            *
E. Blake Hawk                                    Common Stock(j)         323,578            *
W. Benjamin Moreland                             Common Stock(k)         120,407            *
Robert E. Giles(l)                               Common Stock(m)         207,110            *
Edward W. Wallander(n)                           Common Stock(o)         155,680            *
Peter G. Abery (p)                               Common Stock(q)           4,619            *
Carl Ferenbach(r)                                Common Stock(s)       1,179,302            *
Randall A. Hack(t)                               Common Stock(u)         176,780            *
Lee W. Hogan(v)                                  Common Stock(w)          25,000            *
Edward C. Hutcheson, Jr.(x)                      Common Stock(y)         135,916            *
David L. Ivy(z)                                  Common Stock(aa)      1,706,813            *
J. Landis Martin(bb)                             Common Stock(cc)        127,786            *
Robert F. McKenzie(dd)                           Common Stock(ee)        185,938            *
William D. Strittmatter(ff)                      Common Stock(gg)      8,461,860           4.38
Directors and Executive Officers as a group
(18 persons total)                               Common Stock(hh)     21,515,512          11.09

___________
  *  Less than 1%

(a) Except as otherwise indicated, the address of each person in this table is c/o Crown Castle International Corp., 510 Bering Drive, Suite 500, Houston, Texas 77057.

(b) Pursuant to SEC rules, Common Stock percentages are based on the number of outstanding securities, but exclude the 15,597,783 shares of Common Stock held by Crown Atlantic Holding Company LLC and the 5,063,731 shares of Common Stock held by Crown Castle GT Holding Company, LLC.

(c) Includes options for 4,712,341 shares of Common Stock. A trust for the benefit of Mr. Miller's children holds 99,995 shares of Common Stock.

(d) Mr. Kelly's principal business address is c/o Crown Castle International Corp., 375 Southpointe Blvd., Canonsburg, Pennsylvania 15317.

(e)  Includes options for 622,598 shares of Common Stock.

(f) Mr. Rees is the Executive Vice President - Technology of CCIC, and his principal business address is c/o Crown Castle UK Limited, Warwick Technology Park, Heathcote Lane, Warwick CV346TN, United Kingdom.

(g)  Represents options for 858,229 shares of Common Stock.

(h)  Includes options for 1,039,202 shares of Common Stock.

(i)  Represents options for 1,272,469 shares of Common Stock.

(j)  Represents options for 323,578 shares of Common Stock.

(k)  Represents options for 120,407 shares of Common Stock.

(l) Mr. Giles is the President and Chief Operating Officer of Crown Castle UK Limited, and his principal business address is Warwick Technology Park, Heathcote Lane, Warwick CV346TN, United Kingdom.

(m)  Represents options for 207,110 shares of Common Stock.

(n) Mr. Wallander is the President and Chief Operating Officer of Crown Castle USA, Inc., and his principal business address is 375 Southpointe Blvd., Canonsburg, Pennsylvania 15317.

(o)  Represents options for 155,680 shares of Common Stock.

(p) Mr. Abery is the Managing Director of Crown Castle Australia, and his principal business address is c/o Crown Castle Australia, Level 1, 754 Pacific Highway, Chatswood, Australia NSW 2067.

(q)  Represents options for 4,619 shares of Common Stock.

(r) Mr. Ferenbach's principal business address is c/o Berkshire Partners LLC, One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(s) Includes options for 60,000 shares of Common Stock and 1,119,302 shares of Common Stock beneficially owned by members of the Berkshire Group. Mr. Ferenbach disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(t) Mr. Hack's principal business address is c/o Nassau Capital LLC, 22 Chambers St., Princeton, New Jersey 08542.

(u) Includes options for 60,000 shares of Common Stock and warrants for 50,000 shares of Common Stock held by the Nassau entities. Mr. Hack disclaims beneficial ownership of the shares of Common Stock represented by such warrants held by the Nassau entities.

(v) Mr. Hogan's principal business address is 5312 Bayou Glen, Houston, Texas 77056.

(w)  Represents options for 25,000 shares of Common Stock.

(x) Mr. Hutcheson's principal business address is 5599 San Felipe, Suite 555, Houston, Texas 77056.

(y) Includes options for 35,000 shares of Common Stock. A trust for the benefit of Mr. Hutcheson's children holds 10,000 shares of Common Stock.

(z) Mr. Ivy's principal business address is 5110 San Felipe #393W, Houston, Texas 77056.

(aa) Represents options for 1,706,813 shares of Common Stock.

(bb) Mr. Martin's principal business address is c/o Timet Corporation, 1999 Broadway, Suite 4300, Denver, Colorado 80202.

(cc) Includes options for 30,000 shares of Common Stock and warrants for 8,000 shares of Common Stock. A trust for the benefit of Mr. Martin's children holds 2,000 shares of Common Stock.

(dd) Mr. McKenzie's principal business address is P. O. Box 1133, 1496 Bruce Creek Road, Eagle, Colorado 81631.

(ee) Includes options for 139,375 shares of Common Stock.

(ff) William D. Strittmatter's principal business address is c/o GE Capital, 120 Long Ridge Road, Stamford, Connecticut 06927.

(gg) Represents options for 20,000 shares of Common Stock held by GE Capital, warrants for 1,000,000 shares of Common Stock held by GE Capital and 7,441,860 shares of Common Stock issuable upon conversion of the 200,000 shares of 8-1/4/% Convertible Preferred Stock held by GE Capital. Mr. Strittmatter disclaims beneficial ownership of such shares.

(hh) Includes options for 11,296,087 shares of Common Stock and warrants for 1,058,000 shares of Common Stock.

OTHER SECURITY OWNERSHIP

The following is a tabulation as of April 16, 2001 of those stockholders of CCIC who own beneficially in excess of 5% of each class of CCIC voting securities.

                                                                            SHARES BENEFICIALLY
                                                                                   OWNED
                                                                          -----------------------
              BENEFICIAL OWNER                      TITLE OF CLASS          NUMBER     PERCENT(A)
---------------------------------------------   -----------------------   ----------   ----------
JANUS CAPITAL CORPORATION(b).................        Common Stock         21,919,787     11.35
  100 Fillmore Street
  Denver, Colorado  80206-4923

CAPITAL RESEARCH AND MANAGEMENT COMPANY(c)...        Common Stock         18,501,970      9.58
  333 South Hops Street
  Los Angeles, California  90071

SALOMON BROTHERS INTERNATIONAL LIMITED(d)....        Common Stock         17,713,536      9.17
  Victoria Plaza
  111 Buckingham Palace Road
  London, England SW1W OSB

CROWN ATLANTIC HOLDING COMPANY LLC(e)........        Common Stock         15,597,783      7.47
  375 Southpointe Blvd.
  Canonsburg, PA 15317

GOLDMAN SACHS ASSET MANAGEMENT(f)............        Common Stock         12,893,079      6.68
  10 HanoverSquare
  New York, NY  10005

GENERAL ELECTRIC CAPITAL CORPORATION(g)......        8-1/4% Cumulative       200,000     100.0
  120 Long Ridge Road                                Convertible Redeemable
  Stamford, CT 06927                                 Preferred Stock

___________
(a) Pursuant to SEC rules, Common Stock percentages are based on the number of outstanding securities, but exclude the 15,597,783 shares of Common Stock held by Crown Atlantic Holding Company LLC and the 5,063,731 shares of Common Stock held by Crown Castle GT Holding Company LLC, unless otherwise indicated.

(b) Based on an amendment to Schedule 13G filed on February 15, 2001, Janus Capital Corporation reports sole voting and dispositive power with respect to all such shares as a result of acting as investment advisor to various investment companiesand instituional clients. The Schedule 13G states that Janus Capital does not have the right to receive dividends from, or the proceeds from the sale of, the shares held by such entities and disclaims any ownership associated with such rights. The Schedule 13G also indicates that Thomas H. Bailey, president and chairman of the board and 12.2% equity owner of Janus Capital, may be deemed to have the power to exercise or direct the voting and/or dispositive power that Janus Capital may have over such shares. Mr. Bailey specifically disclaims beneficial ownership over such shares in the Schedule 13G. The number of shares reported by Janus Capital Corporation includes 1,966,055 shares of Common Stock which may result from the assumed conversion of 1,450,000 shares of the Company's 6.25% Convertible Preferred Stock. Percentage ownership shown is based on the number of shares of Common Stock outstanding as of April 16, 2001 rather than February 15, 2001.

(c) Based on an amendment to Schedule 13G filed on February 12, 2001, Capital Research and Management Company reports sole dispositive power with respect to all such shares as a result of acting as investment advisor to various investment companies. The Schedule 13G states that Capital Research and Management disclaims beneficial ownership of such shares pursuant to Rule 13d-4. The number of shares reported by Capital Research and Management includes 1,369,460 shares of Common Stock which may result from the assumed conversion of 1,010,000 share of the Company's 6.25% Convertible Preferred Stock. Percentage ownership shown is based on the number of shares of Common Stock outstanding as of April 16, 2001 rather than February 12, 2001.

(d) Based upon an amendment to Schedule 13D filed on January 23, 2001, Salomon Brothers Internaional Limited ("SBIL"), Salomon Brothers Europe Limited ("SBEL"), Salomon International LLC ("SI"), Salomon Brothers Holding Company Inc. ("SBHC"), Salomon Smith Barney Holdings Inc. ("SSBH"), and Citigroup Inc. each report shared voting and dispositive power with respect to the 17,713,536 shares (the "Covered Shares"). In addition, the Schedule 13D indicates shared voting and dispositive of an additional 160,968 shares of Common Stock by SBHC, reflecting securities beneficially owned by certain other subsidiaries of SBHC (including securities convertible into Common Stock). The Schedule 13D also indicates shared voting and dispositive of an additional 246,710 shares of Common Stock by each of SSBH and Citigroup Inc., reflecting securities beneficially owned by certain other subsidiaries of SSBH and Citigroup Inc. (including securities convertible into Common Stock).

    The Schedule 13D states that on July 5, 2000, SBIL purchased the Covered Shares from Transmission Future Networks B.V. ("TFN"), a wholly-owned indirect subsidiary of France Telecom S.A. ("FT"). The acquisition of the shares was made in connection with the disposition by FT and its affiliates (including TFN) of their interests in the Company and its affiliates, in accordance with a letter of undertakings between FT and the United Kingdom Secretary of State for Trade and Industry.

    Pursuant to a Disposition Agreement, dated as of May 17, 2000 and amended as of June 5, 2000 (the "Disposition Agreement"), among the Company, CCUK, FT, TFN, Telediffusion de France International S.A. and SBIL, SBIL has agreed, subject to certain exceptions, not to dispose of the Covered Shares prior to June 8, 2001. Following such date, TFN is entitled, pursuant to a Confirmation for Equity Swap Transaction, dated as of July 5, 2000 (the "Swap Agreement"), among TFN, FT and SBIL, to direct SBIL to dispose of the Covered Shares in a manner specified by TFN. Upon the occurrence of certain events of default with respect to FT or TFN or certain other contingencies, however, SBIL may sell the Covered Shares without TFN's direction. If the Covered Shares have not been disposed of prior to June 8, 2002 (subject to extension under certain circumstances set forth in the Disposition Agreement), the Company will be entitled to direct SBIL to dispose of any remaining Covered Shares. Pursuant to the Disposition Agreement, SBIL has granted an irrevocable proxy to each of the general counsel and associate general counsel of the Company to vote the Covered Shares in the same proportion as the votes cast by or on behalf of all other holders of Common Stock of the Company.

    By reason of their relationship, Citigroup, SSBH, SBHC, SI and SBEL may be deemed to share voting and dispositive power with respect to Common Stock owned by SBIL. In addition, by reason of certain provisions in the Disposition Agreement and the Swap Agreement described above, the Company may be deemed to share voting power with respect to the Covered Shares held by SBIL, and TFN, FT and the Company may be deemed to share dispositive power with respect to the Covered Shares held by SBIL. Percentage ownership shown is based on the number of shares of Common Stock outstanding as of April 16, 2001 rather than January 23, 2001.

(e) Crown Atlantic Holding Company LLC is a joint venture 56.9% owned by our subsidiary, CCA Investment Corp. and 43.1% owned by Bell Atlantic Mobile, Inc. (an indirect subsidiary of Verizon Communications, Inc.). The shares of Common Stock held by Crown Atlantic Holding Company LLC can not be voted and are not counted for quorum purposes pursuant to Delaware law so long as the shares are held by the joint venture. For purposes of this percentage ownership calculation, shares held by Crown Atlantic Holding Company LLC are included in the number of shares of Common Stock outstanding.

(f) Based on an amendment to Schedule 13G filed on February 12, 2001, Goldman Sachs Asset Management, a separate operating unit of Goldman, Sachs & Co., reports sole dispositive power with respect to all such shares and sole voting power with respect to 11,021,769 of such shares. The Schedule 13G states that such shares reflect the securities beneficially owned by the asset management unit of Goldman, Sachs & Co. Such asset management unit disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which it or its employees have voting or investment discretion, or both, and (ii) certain investment entities, of which its affiliate is the general partner, managing general partener or other manager, to the extent interests in such entities are held by persons other than such asset management unit. Percentage ownership shown is based on the number of shares of Common Stock outstanding as of April 16, 2001 rather than February 12, 2001.

(g) Represents all outstanding 8-1/4% Convertible Preferred Stock. Such shares of Preferred Stock are convertible into an aggregate of 7,441,860 shares of Common Stock and vote with the Common Stock in proportion to the number of shares of Common Stock into which they are convertible. General Electric Capital Corporation also holds warrants to acquire 1,000,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 19, 1999, GE Capital Structured Finance Group, or SFG, made a $200,000,000 strategic investment in CCIC in exchange for 200,000 shares of our 8-1/4% Convertible Preferred Stock and warrants to purchase 1,000,000 shares of our Common Stock. The warrants have an exercise price of $26.875 per share and are exercisable, in whole or in part, at any time for a period of five years following the issue date. The net proceeds of this investment were used to pay a portion of the purchase price for our transaction with GTE Wireless. The certificate of designation relating to the 8-1/4% Convertible Preferred Stock provides that so long as GE Capital or its permitted transferees hold at least 50% of such 8-1/4% Convertible Preferred Stock, GE Capital will have the right to designate one nominee to be a member of the Board of Directors of CCIC. William D. Strittmatter has served as a director of CCIC as the nominee of GE Capital since November 1999 and is also Vice President of GE Capital and Managing Director - Telecommunications for SFG.

David L. Ivy, Director of CCIC, and Edward W. Wallander, President and Chief Operating Officer of Crown Castle USA Inc., are brothers-in-law.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K/A-1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THIS 27TH DAY OF APRIL, 2001.

                                   CROWN CASTLE INTERNATIONAL CORP.

                           BY:             /S/ WESLEY D. CUNNINGHAM
                               -------------------------------------------------
                                              WESLEY D. CUNNINGHAM
                                 SENIOR VICE PRESIDENT, CHIEF ACCOUNTING OFFICER
                                            AND CORPORATE CONTROLLER


                               POWER OF ATTORNEY

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K/A-1 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED BELOW ON THIS 27TH DAY OF APRIL, 2001.

            SIGNATURE                                     TITLE
---------------------------------   --------------------------------------------
     /S/ TED B. MILLER, JR*                     CHIEF EXECUTIVE OFFICER AND
---------------------------------                 CHAIRMAN OF THE BOARD
        TED B. MILLER, JR.                     (PRINCIPAL EXECUTIVE OFFICER)

    /S/ W. BENJAMIN MORELAND*        SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
---------------------------------                     AND TREASURER
       W. BENJAMIN MORELAND                  (PRINCIPAL FINANCIAL OFFICER)

    /S/ WESLEY D. CUNNINGHAM                       SENIOR VICE PRESIDENT,
---------------------------------    CHIEF ACCOUNTING OFFICER AND CORPORATE CONTROLLER
      WESLEY D. CUNNINGHAM                   (PRINCIPAL ACCOUNTING OFFICER)

      /S/ JOHN P. KELLY*                    PRESIDENT, CHIEF OPERATING OFFICER
---------------------------------                     AND DIRECTOR
        JOHN P. KELLY

    /S/ CARL FERENBACH*                                 DIRECTOR
---------------------------------
      CARL FERENBACH

   /S/ RANDALL A. HACK*                                 DIRECTOR
---------------------------------
     RANDALL A. HACK

    /S/ LEE W. HOGAN*                                   DIRECTOR
---------------------------------
      LEE W. HOGAN

            SIGNATURE                                     TITLE
---------------------------------   --------------------------------------------
  /S/ EDWARD C. HUTCHESON, JR.*                         DIRECTOR
---------------------------------
    EDWARD C. HUTCHESON, JR.

    /S/ DAVID L. IVY*                                   DIRECTOR
---------------------------------
      DAVID L. IVY

    /S/ J. LANDIS MARTIN*                               DIRECTOR
---------------------------------
    J. LANDIS MARTIN

   /S/ ROBERT F. MCKENZIE*                              DIRECTOR
---------------------------------
    ROBERT F. MCKENZIE

  /S/ WILLIAM D. STRITTMATTER*                          DIRECTOR
---------------------------------
   WILLIAM D. STRITTMATTER

*BY:  /S/ WESLEY D. CUNNINGHAM
---------------------------------
    WESLEY D. CUNNINGHAM
      ATTORNEY-IN-FACT