Form 10-Q
period 2001-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2001-05-11
CIK 1051470

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

                 For the quarterly period ended March 31, 2001

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

   Yes [X]  No [_]

   Number of shares of common stock outstanding at May 1, 2001: 213,807,453

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements
  Consolidated Balance Sheet at December 31, 2000 and March 31, 2001.......   3
  Consolidated Statement of Operations and Comprehensive Loss for the three
   months ended March 31, 2000 and 2001....................................   4
  Consolidated Statement of Cash Flows for the three months ended March 31,
   2000 and 2001...........................................................   5
  Condensed Notes to Consolidated Financial Statements.....................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  19

PART II--OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................  20

 Signatures................................................................  21

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                       December 31,  March 31,
                                                           2000        2001
                                                       ------------ -----------
                                                                    (Unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents............................  $  453,833  $  716,941
 Receivables:
   Trade, net of allowance for doubtful accounts of
    $18,722 and $19,608 at December 31, 2000 and March
    31, 2001, respectively............................     168,184     197,116
   Other..............................................       4,942       1,298
  Short-term investments..............................      38,000      37,500
  Inventories.........................................      78,640     112,806
  Prepaid expenses and other current assets...........      28,535      25,589
                                                        ----------  ----------
   Total current assets...............................     772,134   1,091,250
Property and equipment, net...........................   4,303,037   4,450,622
Investments...........................................     137,000     100,000
Goodwill and other intangible assets, net of
 accumulated amortization of $101,085 and $116,235 at
 December 31, 2000 and March 31, 2001, respectively...   1,112,876   1,095,530
Deferred financing costs and other assets, net of
 accumulated amortization of $10,733 and $12,873 at
 December 31, 2000 and March 31, 2001, respectively...     114,794     131,144
                                                        ----------  ----------
                                                        $6,439,841  $6,868,546
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................  $  100,766  $   83,191
 Accrued interest.....................................      47,604      17,225
 Accrued compensation and related benefits............      11,901       7,952
 Deferred rental revenues and other accrued
  liabilities.........................................     164,605     289,654
                                                        ----------  ----------
   Total current liabilities..........................     324,876     398,022
Long-term debt........................................   2,602,687   2,701,175
Other liabilities.....................................      93,354      99,457
                                                        ----------  ----------
   Total liabilities..................................   3,020,917   3,198,654
                                                        ----------  ----------
Commitments and contingencies
Minority interests....................................     155,344     151,784
Redeemable preferred stock............................     842,718     851,351
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized; shares issued: December 31, 2000--
  198,912,094 and March 31, 2001--213,691,811.........       1,989       2,137
 Additional paid-in capital...........................   2,894,095   3,258,380
 Accumulated other comprehensive loss.................     (25,100)    (56,078)
 Accumulated deficit..................................    (450,122)   (537,682)
                                                        ----------  ----------
   Total stockholders' equity.........................   2,420,862   2,666,757
                                                        ----------  ----------
                                                        $6,439,841  $6,868,546
                                                        ==========  ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Net revenues:
 Site rental and broadcast transmission...................  $ 93,741  $134,042
 Network services and other...............................    30,503    78,911
                                                            --------  --------
                                                             124,244   212,953
                                                            --------  --------
Operating expenses:
 Costs of operations (exclusive of depreciation and
  amortization):
  Site rental and broadcast transmission..................    40,287    57,739
  Network services and other..............................    15,901    55,456
 General and administrative...............................    14,853    25,895
 Corporate development....................................     2,071     3,453
 Non-cash general and administrative compensation
  charges.................................................       461     1,395
 Depreciation and amortization............................    45,122    74,091
                                                            --------  --------
                                                             118,695   218,029
                                                            --------  --------
Operating income (loss)...................................     5,549    (5,076)
Other income (expense):
 Interest and other income (expense)......................     5,704     3,092
 Interest expense and amortization of deferred financing
  costs...................................................   (41,761)  (66,655)
                                                            --------  --------
Loss before income taxes, minority interests and
 extraordinary item.......................................   (30,508)  (68,639)
Provision for income taxes................................       (11)      (60)
Minority interests........................................    (1,541)      644
                                                            --------  --------
Loss before extraordinary item............................   (32,060)  (68,055)
Extraordinary item--loss on early extinguishment of debt..    (1,495)       --
                                                            --------  --------
Net loss..................................................   (33,555)  (68,055)
Dividends on preferred stock..............................   (11,493)  (19,505)
                                                            --------  --------
Net loss after deduction of dividends on preferred stock..  $(45,048) $(87,560)
                                                            ========  ========
Net loss..................................................  $(33,555) $(68,055)
Other comprehensive income (loss):
 Foreign currency translation adjustments.................    (2,380)  (27,593)
 Derivative instruments:
  Net change in fair value of cash flow hedging
   instruments............................................        --    (3,341)
  Amounts reclassified into results of operations.........        --      (222)
                                                            --------  --------
Comprehensive loss before cumulative effect of change in
 accounting principle.....................................   (35,935)  (99,211)
Cumulative effect of change in accounting principle for
 derivative financial instruments.........................        --       178
                                                            --------  --------
Comprehensive loss........................................  $(35,935) $(99,033)
                                                            ========  ========
Per common share--basic and diluted:
 Loss before extraordinary item...........................  $  (0.27) $  (0.41)
 Extraordinary item.......................................     (0.01)       --
                                                            --------  --------
 Net loss.................................................  $  (0.28) $  (0.41)
                                                            ========  ========
Common shares outstanding--basic and diluted (in
 thousands)...............................................   158,566   211,195
                                                            ========  ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       2001
                                                          ---------  ---------
Cash flows from operating activities:
 Net loss................................................ $ (33,555) $ (68,055)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization..........................    45,122     74,091
  Amortization of deferred financing costs and discounts
   on long-term debt.....................................    19,139     22,161
  Non-cash general and administrative compensation
   charges...............................................       461      1,395
  Minority interests.....................................     1,541       (644)
  Extraordinary loss on early extinguishment of debt.....     1,495         --
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in deferred rental revenues and other
    liabilities..........................................    38,026    130,806
   Increase in inventories, prepaid expenses and other
    assets...............................................   (11,767)   (39,730)
   Decrease in accrued interest..........................   (11,541)   (30,020)
   Increase in receivables...............................    (9,842)   (29,170)
   Decrease in accounts payable..........................    (2,145)   (15,945)
                                                          ---------  ---------
    Net cash provided by operating activities............    36,934     44,889
                                                          ---------  ---------
Cash flows from investing activities:
 Maturities of investments...............................        --    111,000
 Capital expenditures....................................  (110,427)  (251,860)
 Purchase of investments.................................        --    (73,500)
 Investments in affiliates and other.....................    (1,498)   (10,568)
 Acquisitions of businesses and assets, net of cash
  acquired...............................................  (287,363)        --
                                                          ---------  ---------
    Net cash used for investing activities...............  (399,288)  (224,928)
                                                          ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of capital stock.................     6,845    350,830
 Net borrowings under revolving credit agreements........    19,000     95,548
 Incurrence of financing costs...........................   (18,930)    (2,672)
 Proceeds from issuance of long-term debt................   400,000         --
 Principal payments on long-term debt....................   (82,000)        --
                                                          ---------  ---------
    Net cash provided by financing activities............   324,915    443,706
                                                          ---------  ---------
Effect of exchange rate changes on cash..................    (2,384)      (559)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   (39,823)   263,108
Cash and cash equivalents at beginning of period.........   549,328    453,833
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 509,505  $ 716,941
                                                          =========  =========
Supplementary schedule of non-cash investing and
 financing activities:
 Amounts recorded in connection with acquisitions:
  Fair value of net assets acquired, including goodwill
   and other intangible assets........................... $ 320,392  $      --
  Minority interests.....................................    18,289         --
  Issuance of common stock...............................    14,740         --
Supplemental disclosure of cash flow information:
 Interest paid........................................... $  33,096  $  74,443
 Income taxes paid.......................................        23         60

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2000, and related notes thereto, included in the Annual Report on Form 10-K (the "Form 10-K") filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2000 and 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

2. New Accounting Pronouncement

   On January 1, 2001, the Company adopted the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments are recorded either in results of operations or in other comprehensive income (loss), depending on the intended use of the derivative instrument. The initial application of SFAS 133 is reported as the effect of a change in accounting principle. The adoption of SFAS 133 resulted in a net transition adjustment gain of approximately $178,000 in accumulated other comprehensive income (loss), the recognition of approximately $363,000 of derivative instrument assets and the recognition of approximately $185,000 of derivative instrument liabilities. The amounts for this transition adjustment are based on current fair value measurements at the date of adoption of SFAS 133. The Company expects that the adoption of SFAS 133 will increase the volatility of other comprehensive income (loss) as reported in its future financial statements.

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income
(loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $1,400,000 for the year ending December 31, 2001. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of March 31, 2001, the accumulated other comprehensive loss in consolidated stockholders' equity includes $3,385,000 in losses related to derivative instruments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3. Long-term Debt

   Long-term debt consists of the following:

                                                       December 31, March 31,
                                                           2000        2001
                                                       ------------ ----------
                                                          (In thousands of
                                                              dollars)
   2000 Credit Facility...............................  $  500,000  $  550,000
   CCUK Credit Facility...............................     138,932     146,160
   Crown Atlantic Credit Facility.....................     239,000     270,000
   9% Guaranteed Bonds due 2007.......................     181,820     172,661
   10 5/8% Senior Discount Notes due 2007, net of
    discount..........................................     206,768     212,188
   10 3/8% Senior Discount Notes due 2011, net of
    discount..........................................     355,482     364,584
   9% Senior Notes due 2011...........................     180,000     180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount..........................................     175,685     180,582
   9 1/2% Senior Notes due 2011.......................     125,000     125,000
   10 3/4% Senior Notes due 2011......................     500,000     500,000
                                                        ----------  ----------
                                                        $2,602,687  $2,701,175
                                                        ==========  ==========

 Crown Atlantic Credit Facility

   In March 2001, the Crown Atlantic Credit Facility was amended to increase the available borrowings to $345,000,000. Under the amended facility, the amount of available borrowings will begin to decrease on March 31, 2003.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                               March 31, 2001
                            ----------------------------------------------------
                            Company and
                             Restricted  Unrestricted Consolidation Consolidated
                            Subsidiaries Subsidiaries Eliminations     Total
                            ------------ ------------ ------------- ------------
                                         (In thousands of dollars)
   Cash and cash
    equivalents............  $  576,246   $  140,695   $        --   $  716,941
   Other current assets....     266,764      107,545            --      374,309
   Property and equipment,
    net....................   3,086,113    1,364,509            --    4,450,622
   Investments.............     100,000           --            --      100,000
   Investments in
    Unrestricted
    Subsidiaries...........   1,609,035           --    (1,609,035)          --
   Goodwill and other
    intangible assets,
    net....................     186,332      909,198            --    1,095,530
   Other assets, net.......     111,504       19,640            --      131,144
                             ----------   ----------   -----------   ----------
                             $5,935,994   $2,541,587   $(1,609,035)  $6,868,546
                             ==========   ==========   ===========   ==========
   Current liabilities.....  $  206,904   $  191,118   $        --   $  398,022
   Long-term debt..........   2,112,354      588,821            --    2,701,175
   Other liabilities.......      21,521       77,936            --       99,457
   Minority interests......      77,107       74,677            --      151,784
   Redeemable preferred
    stock..................     851,351           --            --      851,351
   Stockholders' equity....   2,666,757    1,609,035    (1,609,035)   2,666,757
                             ----------   ----------   -----------   ----------
                             $5,935,994   $2,541,587   $(1,609,035)  $6,868,546
                             ==========   ==========   ===========   ==========

                                           Three Months Ended March 31, 2001
                                         --------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidated
                                         Subsidiaries Subsidiaries    Total
                                         ------------ ------------ ------------
                                               (In thousands of dollars)
   Net revenues........................    $125,771     $ 87,182     $212,953
   Costs of operations (exclusive of
    depreciation and amortization).....      67,196       45,999      113,195
   General and administrative..........      21,547        4,348       25,895
   Corporate development...............       3,405           48        3,453
   Non-cash general and administrative
    compensation charges...............         872          523        1,395
   Depreciation and amortization.......      41,741       32,350       74,091
                                           --------     --------     --------
   Operating income (loss).............      (8,990)       3,914       (5,076)
   Interest and other income
    (expense)..........................       1,577        1,515        3,092
   Interest expense and amortization of
    deferred financing costs...........     (54,605)     (12,050)     (66,655)
   Provision for income taxes..........          --          (60)         (60)
   Minority interests..................         725          (81)         644
                                           --------     --------     --------
   Net loss............................    $(61,293)    $ (6,762)    $(68,055)
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

                                                   1997 and  1998 1999 and 2000
                                                     Securities    Securities
                                                   -------------- -------------
                                                    (In thousands of dollars)
Tower Cash Flow, for the three months ended March
 31, 2001........................................    $  32,098      $  32,098
                                                     =========      =========
Consolidated Cash Flow, for the twelve months
 ended March 31, 2001............................    $ 119,838      $ 131,163
Less: Tower Cash Flow, for the twelve months
 ended March 31, 2001............................     (104,359)      (104,359)
Plus: four times Tower Cash Flow, for the three
 months ended March 31, 2001.....................      128,392        128,392
                                                     ---------      ---------
Adjusted Consolidated Cash Flow, for the twelve
 months ended March 31, 2001.....................    $ 143,871      $ 155,196
                                                     =========      =========

4. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 10,000,000 shares authorized) consists of the following:

                                                         December 31, March 31,
                                                             2000       2001
                                                         ------------ ---------
                                                            (In thousands of
                                                                dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares
 issued:
  December 31, 2000--257,067 and March 31, 2001--265,261
   (stated at mandatory redemption and aggregate
   liquidation value)...................................   $258,433   $266,670
8 1/4% Cumulative Convertible Redeemable Preferred
 Stock; shares issued:
  200,000 (stated net of unamortized value of warrants;
   mandatory redemption and aggregate liquidation value
   of $200,000).........................................    195,383    195,486
6.25% Convertible Preferred Stock; shares issued:
  8,050,000 (stated net of unamortized issue costs;
   mandatory redemption and aggregate liquidation value
   of $402,500).........................................    388,902    389,195
                                                           --------   --------
                                                           $842,718   $851,351
                                                           ========   ========

5. Stockholders' Equity

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                             Three Months
                                                            Ended March 31,
                                                           ------------------
                                                             2000      2001
                                                           --------  --------
                                                           (In thousands of
                                                            dollars, except
                                                               per share
                                                               amounts)
   Loss before extraordinary item......................... $(32,060) $(68,055)
   Dividends on preferred stock...........................  (11,493)  (19,505)
                                                           --------  --------
   Loss before extraordinary item applicable to common
    stock for basic and diluted computations..............  (43,553)  (87,560)
   Extraordinary item.....................................   (1,495)       --
                                                           --------  --------
   Net loss applicable to common stock for basic and
    diluted computations.................................. $(45,048) $(87,560)
                                                           ========  ========
   Weighted-average number of common shares outstanding
    during the period for basic and diluted computations
    (in thousands)........................................  158,566   211,195
                                                           ========  ========
   Per common share--basic and diluted:
     Loss before extraordinary item....................... $  (0.27) $  (0.41)
     Extraordinary item...................................    (0.01)       --
                                                           --------  --------
     Net loss............................................. $  (0.28) $  (0.41)
                                                           ========  ========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of March 31, 2001: (1) options to purchase 21,394,339 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

8. Operating Segments

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The financial results for the Company's operating segments are as follows:

                                       Three Months Ended March 31, 2001
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   62,176  $  2,990  $   49,368  $ 19,508  $     --    $  134,042
  Network services and
   other................     60,605        --       9,776     8,530        --        78,911
                         ----------  --------  ----------  --------  --------    ----------
                            122,781     2,990      59,144    28,038        --       212,953
                         ----------  --------  ----------  --------  --------    ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     66,101     1,095      32,029    13,970        --       113,195
General and
 administrative.........     16,322     1,491       1,703     2,645     3,734        25,895
Corporate development...         --        --          48        --     3,405         3,453
                         ----------  --------  ----------  --------  --------    ----------
EBITDA..................     40,358       404      25,364    11,423    (7,139)       70,410
Non-cash general and
 administrative
 compensation charges...        531        --         523        --       341         1,395
Depreciation and
 amortization...........     39,627     1,696      22,219    10,131       418        74,091
                         ----------  --------  ----------  --------  --------    ----------
Operating income
 (loss).................        200    (1,292)      2,622     1,292    (7,898)       (5,076)
Interest and other
 income (expense).......        874      (144)        931        15     1,416         3,092
Interest expense and
 amortization of
 deferred financing
 costs..................    (13,467)      (43)     (7,035)   (5,015)  (41,095)      (66,655)
Provision for income
 taxes..................         --        --         (27)      (33)       --           (60)
Minority interests......       (198)      923          --       (81)       --           644
                         ----------  --------  ----------  --------  --------    ----------
Net loss................ $  (12,591) $   (556) $   (3,509) $ (3,822) $(47,577)   $  (68,055)
                         ==========  ========  ==========  ========  ========    ==========
Capital expenditures.... $  113,863  $    486  $  110,829  $ 26,101  $    581    $  251,860
                         ==========  ========  ==========  ========  ========    ==========
Total assets (at period
 end)................... $3,445,966  $132,461  $1,620,152  $869,866  $800,101    $6,868,546
                         ==========  ========  ==========  ========  ========    ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                  Three Months Ended March 31, 2000
                           ---------------------------------------------------
                                                       Corporate
                                              Crown     Office    Consolidated
                            CCUSA    CCUK    Atlantic  and Other     Total
                           -------  -------  --------  ---------  ------------
                                      (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission........... $31,370  $48,579  $13,792   $     --     $ 93,741
  Network services and
   other..................  18,055    6,546    5,868         34       30,503
                           -------  -------  -------   --------     --------
                            49,425   55,125   19,660         34      124,244
                           -------  -------  -------   --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)............  19,383   27,934    8,822         49       56,188
General and
 administrative...........   9,980    1,026    1,797      2,050       14,853
Corporate development.....      --      285       --      1,786        2,071
                           -------  -------  -------   --------     --------
EBITDA....................  20,062   25,880    9,041     (3,851)      51,132
Non-cash general and
 administrative
 compensation charges.....      67       54       --        340          461
Depreciation and
 amortization.............  21,154   15,553    8,119        296       45,122
                           -------  -------  -------   --------     --------
Operating income (loss)...  (1,159)  10,273      922     (4,487)       5,549
Interest and other income
 (expense)................     776      185      471      4,272        5,704
Interest expense and
 amortization of deferred
 financing costs..........  (3,734)  (8,285)  (4,376)   (25,366)     (41,761)
Provision for income
 taxes....................     (11)      --       --         --          (11)
Minority interests........    (100)  (1,303)    (138)        --       (1,541)
Extraordinary item........  (1,495)      --       --         --       (1,495)
                           -------  -------  -------   --------     --------
Net income (loss)......... $(5,723) $   870  $(3,121)  $(25,581)    $(33,555)
                           =======  =======  =======   ========     ========
Capital expenditures...... $66,941  $20,904  $22,235   $    347     $110,427
                           =======  =======  =======   ========     ========

9. Subsequent Events

 CCUK Letter of Credit

   In April 2001, CCUK issued a letter of credit to one of its customers in connection with a site development agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)100,000,000 (approximately $141,900,000) and expires on April 16, 2002.

 RaiWay S.p.A.

   On April 27, 2001, a wholly owned subsidiary of the Company entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay", a corporation organized under the laws of Italy). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of the Company's investment in RaiWay will amount to approximately $383,820,000 in cash, and such amount was deposited into an escrow account upon execution of the Share Purchase Agreement. The transaction is expected to close by the end of the third quarter of 2001, and is subject to approval by the Italian regulatory authorities. The Company will account for its investment in RaiWay utilizing the equity method of accounting. The Share Purchase Agreement contemplates that the Company may transfer up to 5% of its shares in RaiWay to Poste Italiana S.p.A. ("Poste"), the Italian state-owned post office service.

 Long-term Debt

   On May 10, 2001, the Company issued $450,000,000 aggregate principal amount of its 9 3/8% Senior Notes for proceeds of $441,000,000 (after underwriting discounts of $9,000,000). The proceeds from the sale of these securities will be used to fund the initial interest payments on the 9 3/8% Senior Notes and for general corporate purposes. Semi-annual interest payments for the 9 3/8% Senior Notes are due on each February 1 and August 1, commencing on August 1, 2001. The maturity date of the 9 3/8% Senior Notes is August 1, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of March 31, 2001 and our consolidated results of operations for the three-month periods ended March 31, 2000 and 2001. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 Results of Operations

   During 2000 we completed the transactions with BellSouth, BellSouth DCS and GTE. Additionally, during 2000 Crown Atlantic acquired the Frontier towers from Bell Atlantic Mobile, and CCAL completed the substantial portion of the transaction with Cable & Wireless Optus. Results of operations of these acquired towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three months ended March 31, 2000 are not comparable to the results of operations for the three months ended March 31, 2001.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                          Three Months        Three Months
                                         Ended March 31,     Ended March 31,
                                              2000                2001
                                        ------------------  ------------------
                                                  Percent             Percent
                                                   of Net              of Net
                                         Amount   Revenues   Amount   Revenues
                                        --------  --------  --------  --------
                                             (In thousands of dollars)
Net revenues:
  Site rental and broadcast
   transmission........................ $ 93,741    75.4%   $134,042    62.9%
  Network services and other...........   30,503    24.6      78,911    37.1
                                        --------   -----    --------   -----
    Total net revenues.................  124,244   100.0     212,953   100.0
                                        --------   -----    --------   -----
Operating expenses:
 Costs of operations:
  Site rental and broadcast
   transmission........................   40,287    43.0      57,739    43.1
  Network services and other...........   15,901    52.1      55,456    70.3
                                        --------            --------
    Total costs of operations..........   56,188    45.2     113,195    53.2
  General and administrative...........   14,853    12.0      25,895    12.2
  Corporate development................    2,071     1.7       3,453     1.6
  Non-cash general and administrative
   compensation charges................      461     0.4       1,395     0.6
  Depreciation and amortization........   45,122    36.3      74,091    34.8
                                        --------   -----    --------   -----
Operating income (loss)................    5,549     4.4      (5,076)   (2.4)
Other income (expense):
  Interest and other income (expense)..    5,704     4.6       3,092     1.5
  Interest expense and amortization of
   deferred financing costs............  (41,761)  (33.6)    (66,655)  (31.3)
                                        --------   -----    --------   -----
Loss before income taxes, minority
 interests and extraordinary item......  (30,508)  (24.6)    (68,639)  (32.2)
Provision for income taxes.............      (11)     --         (60)   (0.1)
Minority interests.....................   (1,541)   (1.2)        644     0.3
                                        --------   -----    --------   -----
Loss before extraordinary item.........  (32,060)  (25.8)    (68,055)  (32.0)
Extraordinary item--loss on early
 extinguishment of debt................   (1,495)   (1.2)         --      --
                                        --------   -----    --------   -----
Net loss............................... $(33,555)  (27.0)%  $(68,055)  (32.0)%
                                        ========   =====    ========   =====

 Comparison of Three Months Ended March 31, 2001 and 2000

   Consolidated revenues for the three months ended March 31, 2001 were $213.0 million, an increase of $88.7 million from the three months ended March 31, 2000. This increase was primarily attributable to:

  (1) a $40.3 million, or 43.0%, increase in site rental and broadcast transmission revenues, of which $0.8 million was attributable to CCUK, $5.7 million was attributable to Crown Atlantic, $3.0 million was attributable to CCAL and $30.8 million was attributable to CCUSA,

  (2) a $42.6 million increase in network services and other revenues from CCUSA,

  (3) a $3.2 million increase in network services and other revenues from CCUK, and

  (4) a $2.7 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for the three months ended March 31, 2001 were $113.2 million, an increase of $57.0 million from the three months ended March 31, 2000. This increase was primarily attributable to:

  (1) a $17.5 million increase in site rental and broadcast transmission costs, of which $0.3 million was attributable to CCUK, $2.4 million was attributable to Crown Atlantic, $1.1 million was attributable to CCAL and $13.7 million was attributable to CCUSA,

  (2) a $33.0 million increase in network services costs related to CCUSA,

  (3) a $3.8 million increase in network services costs from CCUK, and

  (4) a $2.8 million increase in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues were 43.1% for the three months ended March 31, 2001 as compared to 43.0% for the three months ended March 31, 2000, as lower margins attributable to the CCUSA operations were largely offset by higher margins from the CCAL and Crown Atlantic operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 70.3% for the three months ended March 31, 2001 from 52.1% for the three months ended March 31, 2000, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the three months ended March 31, 2001 were $25.9 million, an increase of $11.0 million from the three months ended March 31, 2000. This increase was primarily attributable to:

  (1) a $6.3 million increase in expenses related to the CCUSA operations,

  (2) a $1.7 million increase in expenses at our corporate office,

  (3) a $0.8 million increase in expenses at Crown Atlantic,

  (4) a $0.7 million increase in expenses at CCUK, and

  (5) $1.5 million in expenses at CCAL.

General and administrative expenses as a percentage of revenues were 12.2% for the three months ended March 31, 2001 as compared to 12.0% for the three months ended March 31, 2000 because of higher overhead costs as a percentage of revenues for CCUK, CCAL and Crown Atlantic, largely offset by lower overhead costs as a percentage of revenues for CCUSA.

   Corporate development expenses for the three months ended March 31, 2001 were $3.5 million, compared to $2.1 million for the three months ended March 31, 2000. This increase was primarily attributable to an increase in expenses at our corporate office.

   For the three months ended March 31, 2001, we recorded non-cash general and administrative compensation charges of $1.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $0.5 million for the three months ended March 31, 2000.

   Depreciation and amortization for the three months ended March 31, 2001 was $74.1 million, an increase of $29.0 million from the three months ended March 31, 2000. This increase was primarily attributable to:

  (1) a $6.7 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $2.0 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) $1.7 million of depreciation and amortization related to property and equipment from CCAL, and

  (4) an $18.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the three months ended March 31, 2001 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings, partially offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts.

   Interest expense and amortization of deferred financing costs for the three months ended March 31, 2001 was $66.7 million, an increase of $24.9 million, or 59.6%, from the three months ended March 31, 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 10 3/4% senior notes.

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 18.0% interest in the operations of the GTE joint venture and the minority shareholder's 33.3% interest in the CCAL operations.

   The extraordinary loss on early extinguishment of debt for the three months ended March 31, 2000 represents the write-off of unamortized deferred financing costs related to CCUSA's prior credit facility.

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

   For the three months ended March 31, 2000 and 2001, our net cash provided by operating activities was $36.9 million and $44.9 million, respectively. For the three months ended March 31, 2000 and 2001, our net cash provided by financing activities was $324.9 million and $443.7 million, respectively. Our primary financing-related activities in the first five months of 2001 included the following:

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

 May 2001 Debt Offering

   On May 10, 2001, we issued $450.0 million aggregate principal amount of our 9 3/8% senior notes for proceeds of $441.0 million (after underwriting discounts of $9.0 million). The proceeds from the sale of these securities will be used to fund the initial interest payments on the 9 3/8% senior notes and for general corporate purposes.

   Capital expenditures were $251.9 million for the three months ended March 31, 2001, of which $0.6 million were for CCIC, $113.9 million were for CCUSA, $26.1 million were for Crown Atlantic, $110.8 million were for CCUK and $0.5 million were for CCAL. We anticipate that we will build, through the end of 2001, approximately 1,000 towers in the United States at a cost of approximately $230.0 million and approximately 500 towers in the United Kingdom at a cost of approximately $100.0 million. We also expect to spend approximately $120.0 million in the United States to improve the structural capacity of our domestic towers.

   In addition to capital expenditures in connection with build-to-suits, we have applied a significant amount of capital to finance the cash consideration paid in connection with an investment in Italy. On April 27, 2001, we entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay"). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of our investment in RaiWay will amount to approximately $383.8 million in cash, and such amount was deposited into an escrow account upon execution of the Share Purchase Agreement. The transaction is expected to close by the end of the third quarter of 2001, and is subject to approval by the Italian regulatory authorities. We will account for our investment in RaiWay utilizing the equity method of accounting. The Share Purchase Agreement contemplates that we may transfer up to 5% of our shares in RaiWay to Poste Italiana S.p.A. ("Poste"), the Italian state-owned post office service.

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

   As of March 31, 2001, we had consolidated cash and cash equivalents of $716.9 million (including $47.1 million at CCUSA, $75.4 million at CCUK, $13.7 million at Crown Atlantic and $2.6 million at CCAL), consolidated long-term debt of $2,701.2 million, consolidated redeemable preferred stock of $851.4 million and consolidated stockholders' equity of $2,666.8 million.

   As of May 10, 2001, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $75.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)35.0 million ($49.7 million). As of May 10, 2001, our subsidiaries had approximately $394.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million, $53.8 million and $42.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($16.0 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

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

  Reporting Requirements Under the Indentures Governing the Company's Debt
   Securities (the "Indentures") and the Certificate of Designations Governing the Company's 12 3/4% Senior Exchangeable Preferred Stock the "Certificate")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                              March 31, 2001
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  576,246   $  140,695   $        --   $  716,941
Other current assets.....      266,764      107,545            --      374,309
Property and equipment,
 net.....................    3,086,113    1,364,509            --    4,450,622
Investments..............      100,000           --            --      100,000
Investments in
 Unrestricted
 Subsidiaries............    1,609,035           --    (1,609,035)          --
Goodwill and other
 intangible assets, net..      186,332      909,198            --    1,095,530
Other assets, net........      111,504       19,640            --      131,144
                            ----------   ----------   -----------   ----------
                            $5,935,994   $2,541,587   $(1,609,035)  $6,868,546
                            ==========   ==========   ===========   ==========
Current liabilities......   $  206,904   $  191,118   $        --   $  398,022
Long-term debt...........    2,112,354      588,821            --    2,701,175
Other liabilities........       21,521       77,936            --       99,457
Minority interests.......       77,107       74,677            --      151,784
Redeemable preferred
 stock...................      851,351           --            --      851,351
Stockholders' equity.....    2,666,757    1,609,035    (1,609,035)   2,666,757
                            ----------   ----------   -----------   ----------
                            $5,935,994   $2,541,587   $(1,609,035)  $6,868,546
                            ==========   ==========   ===========   ==========

                                          Three Months Ended March 31, 2001
                                        --------------------------------------
                                        Company and
                                         Restricted  Unrestricted Consolidated
                                        Subsidiaries Subsidiaries    Total
                                        ------------ ------------ ------------
                                              (In thousands of dollars)
Net revenues...........................   $125,771     $ 87,182     $212,953
Costs of operations (exclusive of
 depreciation and amortization)........     67,196       45,999      113,195
General and administrative.............     21,547        4,348       25,895
Corporate development..................      3,405           48        3,453
Non-cash general and administrative
 compensation charges..................        872          523        1,395
Depreciation and amortization..........     41,741       32,350       74,091
                                          --------     --------     --------
Operating income (loss)................     (8,990)       3,914       (5,076)
Interest and other income (expense)....      1,577        1,515        3,092
Interest expense and amortization of
 deferred financing costs..............    (54,605)     (12,050)     (66,655)
Provision for income taxes.............         --          (60)         (60)
Minority interests.....................        725          (81)         644
                                          --------     --------     --------
Net loss...............................   $(61,293)    $ (6,762)    $(68,055)
                                          ========     ========     ========

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

                                                    1997 and 1998 1999 and 2000
                                                     Securities    Securities
                                                    ------------- -------------
                                                     (In thousands of dollars)
Tower Cash Flow, for the three months ended March
 31, 2001.........................................    $ 32,098      $ 32,098
                                                      ========      ========
Consolidated Cash Flow, for the twelve months
 ended March 31, 2001.............................    $119,838      $131,163
Less: Tower Cash Flow, for the twelve months ended
 March 31, 2001...................................    (104,359)     (104,359)
Plus: four times Tower Cash Flow, for the three
 months ended March 31, 2001......................     128,392       128,392
                                                      --------      --------
Adjusted Consolidated Cash Flow, for the twelve
 months ended March 31, 2001......................    $143,871      $155,196
                                                      ========      ========

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

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

     11.1 Computation of Net Loss Per Common Share

     12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to
          Combined Fixed Charges and Preferred Stock Dividends

   (b) Reports on Form 8-K:

     The Registrant filed a Current Report on Form 8-K dated January 16, 2001 and filed with the Securities and Exchange Commission on January 16, 2001, reporting under Item 7 thereof certain unaudited pro forma condensed consolidated financial statements of the Company.

     The Registrant filed a Current Report on Form 8-K dated January 12, 2001 and filed with the Securities and Exchange Commission on January 16, 2001, reporting under Item 5 thereof that the Company had priced a public offering of 12,000,000 shares of Common Stock, with an over-allotment option of 1,800,000 shares of Common Stock.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN CASTLE INTERNATIONAL CORP.

Date: May 11, 2001                              /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                              Senior Vice President, Chief
                                                  Financial Officer and
                                              Treasurer (Principal Financial
                                                         Officer)

Date: May 11, 2001                              /s/ Wesley D. Cunningham
                                          By: _________________________________
                                                  Wesley D. Cunningham
                                              Senior Vice President, Chief
                                                        Accounting
                                            Officer and Corporate Controller
                                             (Principal Accounting Officer)