Form 10-Q
period 2001-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2001-08-13
CIK 1051470

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

                 For the quarterly period ended June 30, 2001

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

   Yes [X]  No [_]

  Number of shares of common stock outstanding at August 1, 2001: 214,530,852

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements
  Consolidated Balance Sheet at December 31, 2000 and June 30, 2001........   3
  Consolidated Statement of Operations and Comprehensive Loss for the three
   and six months ended June 30, 2000 and 2001.............................   4
  Consolidated Statement of Cash Flows for the six months ended June 30,
   2000 and 2001...........................................................   5
  Condensed Notes to Consolidated Financial Statements.....................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  26

PART II--OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders...............  27

 Item 6. Exhibits and Reports on Form 8-K..................................  27

 Signatures................................................................  28

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                       December 31,  June 30,
                                                           2000        2001
                                                       ------------ -----------
                                                                    (Unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $  453,833  $  659,034
 Receivables:
   Trade, net of allowance for doubtful accounts of
    $18,722 and $24,964 at December 31, 2000 and June
    30, 2001, respectively...........................      168,184     198,746
   Other.............................................        4,942       2,660
 Short-term investments..............................       38,000      37,500
 Inventories.........................................       78,640     160,149
 Prepaid expenses and other current assets...........       28,535      29,152
                                                        ----------  ----------
   Total current assets..............................      772,134   1,087,241
Property and equipment, net of accumulated
 depreciation of $305,520 and $415,738 at December
 31, 2000 and June 30, 2001, respectively............    4,303,037   4,694,745
Investments..........................................      137,000     100,000
Escrow deposit for investment in affiliate...........           --     362,020
Goodwill and other intangible assets, net of
 accumulated amortization of $101,085 and $131,910 at
 December 31, 2000 and June 30, 2001, respectively...    1,112,876   1,079,778
Deferred financing costs and other assets, net of
 accumulated amortization of $10,733 and $15,619 at
 December 31, 2000 and June 30, 2001, respectively...      114,794     148,042
                                                        ----------  ----------
                                                        $6,439,841  $7,471,826
                                                        ==========  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................   $  100,766  $   93,928
 Accrued interest....................................       47,604      38,809
 Accrued compensation and related benefits...........       11,901       8,246
 Deferred rental revenues and other accrued
  liabilities........................................      164,605     267,607
                                                        ----------  ----------
   Total current liabilities.........................      324,876     408,590
Long-term debt.......................................    2,602,687   3,354,844
Other liabilities....................................       93,354     120,569
                                                        ----------  ----------
   Total liabilities.................................    3,020,917   3,884,003
                                                        ----------  ----------
Commitments and contingencies
Minority interests...................................      155,344     169,252
Redeemable preferred stock...........................      842,718     860,248
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized; shares issued: December 31, 2000--
  198,912,094 and June 30, 2001--214,519,352.........        1,989       2,145
 Additional paid-in capital..........................    2,894,095   3,272,129
 Accumulated other comprehensive loss................      (25,100)    (73,271)
 Accumulated deficit.................................     (450,122)   (642,680)
                                                        ----------  ----------
   Total stockholders' equity........................    2,420,862   2,558,323
                                                        ----------  ----------
                                                        $6,439,841  $7,471,826
                                                        ==========  ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     -------------------  --------------------
                                       2000      2001       2000       2001
                                     --------  ---------  ---------  ---------
Net revenues:
 Site rental and broadcast
  transmission.....................  $109,503  $ 139,800  $ 203,244  $ 273,842
 Network services and other........    38,856     89,616     69,359    168,527
                                     --------  ---------  ---------  ---------
                                      148,359    229,416    272,603    442,369
                                     --------  ---------  ---------  ---------
Operating expenses:
 Costs of operations (exclusive of
  depreciation and amortization):
  Site rental and broadcast
   transmission....................    48,563     59,555     88,850    117,294
  Network services and other.......    20,007     63,551     35,908    119,007
 General and administrative........    19,495     30,465     34,348     56,360
 Corporate development.............     2,122      3,758      4,193      7,211
 Asset write-down charges..........        --     12,272         --     12,272
 Non-cash general and
  administrative compensation
  charges..........................       350      1,380        811      2,775
 Depreciation and amortization.....    56,647     74,756    101,769    148,847
                                     --------  ---------  ---------  ---------
                                      147,184    245,737    265,879    463,766
                                     --------  ---------  ---------  ---------
Operating income (loss)............     1,175    (16,321)     6,724    (21,397)
Other income (expense):
 Interest and other income
  (expense)........................     6,665      4,544     12,369      7,636
 Interest expense and amortization
  of deferred financing costs......   (66,728)   (73,175)  (108,489)  (139,830)
                                     --------  ---------  ---------  ---------
Loss before income taxes, minority
 interests and extraordinary item..   (58,888)   (84,952)   (89,396)  (153,591)
Provision for income taxes.........       (25)        --        (36)       (60)
Minority interests.................      (317)       219     (1,858)       863
                                     --------  ---------  ---------  ---------
Loss before extraordinary item.....   (59,230)   (84,733)   (91,290)  (152,788)
Extraordinary item--loss on early
 extinguishment of debt............        --         --     (1,495)        --
                                     --------  ---------  ---------  ---------
Net loss...........................   (59,230)   (84,733)   (92,785)  (152,788)
Dividends on preferred stock.......   (11,725)   (20,265)   (23,218)   (39,770)
                                     --------  ---------  ---------  ---------
Net loss after deduction of
dividends on preferred stock.......  $(70,955) $(104,998) $(116,003) $(192,558)
                                     ========  =========  =========  =========
Net loss...........................  $(59,230) $ (84,733) $ (92,785) $(152,788)
Other comprehensive income (loss):
 Foreign currency translation
  adjustments......................   (10,750)   (17,872)   (13,130)   (45,465)
 Derivative instruments:
  Net change in fair value of cash
   flow hedging instruments........        --        323         --     (3,018)
  Amounts reclassified into results
   of operations...................        --        356         --        134
                                     --------  ---------  ---------  ---------
Comprehensive loss before
 cumulative effect of change in
 accounting principle..............   (69,980)  (101,926)  (105,915)  (201,137)
 Cumulative effect of change in
  accounting principle for
  derivative financial
  instruments......................        --         --         --        178
                                     --------  ---------  ---------  ---------
Comprehensive loss.................  $(69,980) $(101,926) $(105,915) $(200,959)
                                     ========  =========  =========  =========
Per common share--basic and
 diluted:
 Loss before extraordinary item....  $  (0.43) $   (0.49) $   (0.71) $   (0.91)
 Extraordinary item................        --         --      (0.01)        --
                                     --------  ---------  ---------  ---------
 Net loss..........................  $  (0.43) $   (0.49) $   (0.72) $   (0.91)
                                     ========  =========  =========  =========
Common shares outstanding--basic
 and diluted (in thousands)........   165,625    214,059    162,095    212,627
                                     ========  =========  =========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                        Six Months Ended June
                                                                 30,
                                                        -----------------------
                                                           2000         2001
                                                        -----------  ----------
Cash flows from operating activities:
 Net loss.............................................  $   (92,785) $ (152,788)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization.......................      101,769     148,847
  Amortization of deferred financing costs and
   discounts on long-term debt........................       39,121      44,878
  Asset write-down charges............................           --      12,272
  Non-cash general and administrative compensation
   charges............................................          811       2,775
  Minority interests..................................        1,858        (863)
  Extraordinary loss on early extinguishment of debt..        1,495          --
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in deferred rental revenues and other
    liabilities.......................................       49,320     131,782
   Increase in inventories, prepaid expenses and other
    assets............................................      (28,892)    (88,006)
   Increase in receivables............................      (16,428)    (32,475)
   Decrease in accrued interest.......................       (8,593)     (8,403)
   Increase (decrease) in accounts payable............       31,769      (5,142)
                                                        -----------  ----------
    Net cash provided by operating activities.........       79,445      52,877
                                                        -----------  ----------
Cash flows from investing activities:
 Maturities of investments............................           --     175,000
 Investments in affiliates and other, including escrow
  deposit.............................................         (618)   (415,249)
 Capital expenditures.................................     (258,605)   (408,694)
 Acquisitions of businesses and assets, net of cash
  acquired............................................     (856,082)   (151,129)
 Purchase of investments..............................           --    (137,500)
                                                        -----------  ----------
    Net cash used for investing activities............   (1,115,305)   (937,572)
                                                        -----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt.............      900,000     450,000
 Proceeds from issuance of capital stock..............        9,011     352,295
 Net borrowings under revolving credit agreements.....       39,000     281,829
 Proceeds from issuance of subsidiary stock to
  minority shareholder................................           --      16,434
 Incurrence of financing costs........................      (43,879)    (11,791)
 Principal payments on long-term debt.................      (82,000)         --
                                                        -----------  ----------
    Net cash provided by financing activities.........      822,132   1,088,767
                                                        -----------  ----------
Effect of exchange rate changes on cash...............       (3,551)      1,129
                                                        -----------  ----------
Net increase (decrease) in cash and cash equivalents..     (217,279)    205,201
Cash and cash equivalents at beginning of period......      549,328     453,833
                                                        -----------  ----------
Cash and cash equivalents at end of period............  $   332,049  $  659,034
                                                        ===========  ==========
Supplementary schedule of non-cash investing and
 financing activities:
 Amounts recorded in connection with acquisitions:
  Fair value of net assets acquired, including
   goodwill and other intangible assets...............  $ 1,102,619  $       --
  Escrow deposits for acquisitions....................      (50,000)         --
  Minority interests..................................       67,154          --
  Issuance of common stock............................      129,383          --
Supplemental disclosure of cash flow information:
 Interest paid........................................  $    75,694  $  104,267
 Income taxes paid....................................           48          60

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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2001, the consolidated results of operations for the three and six months ended June 30, 2000 and 2001, and the consolidated cash flows for the six months ended June 30, 2000 and 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

2. New Accounting Pronouncements

 Derivative Instruments

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

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income
(loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $1,725,000 for the year ending December 31, 2001. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of June 30, 2001, the accumulated other comprehensive loss in consolidated stockholders' equity includes $2,706,000 in losses related to derivative instruments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

 Business Combinations and Goodwill

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company will adopt the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The Company will apply these transition provisions of SFAS 141 as of January 1, 2002, and has not yet determined the effect that they will have on its consolidated financial statements.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt the requirements of SFAS 142 as of January 1, 2002. In addition, the nonamortization provisions of SFAS 142 are to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets be reported as the effect of a change in accounting principle. The Company has not yet determined the effect that the adoption of SFAS 142 will have on its consolidated financial statements.

3. Investment in Affiliate

   On April 27, 2001, a wholly owned subsidiary of the Company entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay", a corporation organized under the laws of Italy). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of the Company's investment in RaiWay amounted to approximately $383,820,000 in cash, and such amount was deposited into a Euro-denominated escrow account upon execution of the Share Purchase Agreement. The transaction is expected to close in the fourth quarter of 2001, and is subject to approval by the Italian regulatory authorities. The Company will account for its investment in RaiWay utilizing the equity method of accounting. The Share Purchase Agreement contemplates that the Company may transfer up to 5% of its shares in RaiWay to Poste Italiana S.p.A. ("Poste"), the Italian state-owned post office service.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

4. Long-term Debt

   Long-term debt consists of the following:

                                                       December 31,  June 30,
                                                           2000        2001
                                                       ------------ ----------
                                                          (In thousands of
                                                              dollars)
   2000 Credit Facility...............................  $  500,000  $  700,000
   CCUK Credit Facility...............................     138,932     166,172
   Crown Atlantic Credit Facility.....................     239,000     285,000
   9% Guaranteed Bonds due 2007.......................     181,820     171,430
   10 5/8% Senior Discount Notes due 2007, net of
    discount..........................................     206,768     217,753
   10 3/8% Senior Discount Notes due 2011, net of
    discount..........................................     355,482     373,922
   9% Senior Notes due 2011...........................     180,000     180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount..........................................     175,685     185,567
   9 1/2% Senior Notes due 2011.......................     125,000     125,000
   10 3/4% Senior Notes due 2011......................     500,000     500,000
   9 3/8% Senior Notes due 2011.......................          --     450,000
                                                        ----------  ----------
                                                        $2,602,687  $3,354,844
                                                        ==========  ==========

 Crown Atlantic Credit Facility

   In March 2001, the Crown Atlantic Credit Facility was amended to increase the available borrowings to $345,000,000. Under the amended facility, the amount of available borrowings will begin to decrease on March 31, 2003.

 9 3/8% Senior Notes due 2011 (the "9 3/8% Senior Notes")

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

   The 9 3/8% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2006 at a price of 104.688% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2009, after which time the 9 3/8% Senior Notes are redeemable at par. Prior to August 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 9 3/8% Senior Notes, at a price of 109.375% of the principal amount thereof, with the net cash proceeds from a public offering of the Company's common stock.

 CCUK Letter of Credit

   In April 2001, CCUK issued a letter of credit to one of its customers in connection with a site development agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)100,000,000 (approximately $141,900,000) and expires on April 16, 2002.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                               June 30, 2001
                            ----------------------------------------------------
                            Company and
                             Restricted  Unrestricted Consolidation Consolidated
                            Subsidiaries Subsidiaries Eliminations     Total
                            ------------ ------------ ------------- ------------
                                         (In thousands of dollars)
   Cash and cash
    equivalents............  $  482,307   $  176,727   $        --   $  659,034
   Other current assets....     318,475      109,732            --      428,207
   Property and equipment,
    net....................   3,298,323    1,396,422            --    4,694,745
   Investments.............     100,000           --            --      100,000
   Escrow deposit for
    investment in
    affiliate..............          --      362,020            --      362,020
   Investments in
    Unrestricted
    Subsidiaries...........   2,051,342           --    (2,051,342)          --
   Goodwill and other
    intangible assets,
    net....................     183,820      895,958            --    1,079,778
   Other assets, net.......     127,783       20,259            --      148,042
                             ----------   ----------   -----------   ----------
                             $6,562,050   $2,961,118   $(2,051,342)  $7,471,826
                             ==========   ==========   ===========   ==========
   Current liabilities.....  $  278,379   $  130,211   $        --   $  408,590
   Long-term debt..........   2,732,242      622,602            --    3,354,844
   Other liabilities.......      38,746       81,823            --      120,569
   Minority interests......      94,112       75,140            --      169,252
   Redeemable preferred
    stock..................     860,248           --            --      860,248
   Stockholders' equity....   2,558,323    2,051,342    (2,051,342)   2,558,323
                             ----------   ----------   -----------   ----------
                             $6,562,050   $2,961,118   $(2,051,342)  $7,471,826
                             ==========   ==========   ===========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                            Three Months Ended June 30, 2001        Six Months Ended June 30, 2001
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $143,930     $ 85,486     $229,416    $ 269,701     $172,668    $ 442,369
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     78,377       44,729      123,106      145,573       90,728      236,301
General and
 administrative.........     22,613        7,852       30,465       44,160       12,200       56,360
Corporate development...      2,917          841        3,758        6,322          889        7,211
Asset write-down
 charges................      7,720        4,552       12,272        7,720        4,552       12,272
Non-cash general and
 administrative
 compensation charges...        872          508        1,380        1,744        1,031        2,775
Depreciation and
 amortization...........     42,767       31,989       74,756       84,508       64,339      148,847
                           --------     --------     --------    ---------     --------    ---------
Operating loss..........    (11,336)      (4,985)     (16,321)     (20,326)      (1,071)     (21,397)
Interest and other
 income (expense).......      2,312        2,232        4,544        3,889        3,747        7,636
Interest expense and
 amortization of
 deferred financing
 costs..................    (61,530)     (11,645)     (73,175)    (116,135)     (23,695)    (139,830)
Provision for income
 taxes..................         --           --           --           --          (60)         (60)
Minority interests......        682         (463)         219        1,407         (544)         863
                           --------     --------     --------    ---------     --------    ---------
Net loss................   $(69,872)    $(14,861)    $(84,733)   $(131,165)    $(21,623)   $(152,788)
                           ========     ========     ========    =========     ========    =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Senior Discount Notes and the Certificate (the "1997 and 1998 Securities") and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes and the 9 3/8% Senior Notes (the "1999, 2000 and 2001 Securities"):

                                                  1997 and 1998 1999, 2000 and
                                                   Securities   2001 Securities
                                                  ------------- ---------------
                                                    (In thousands of dollars)
Tower Cash Flow, for the three months ended June
 30, 2001.......................................    $  35,795      $  35,795
                                                    =========      =========
Consolidated Cash Flow, for the twelve months
 ended June 30, 2001............................    $ 137,253      $ 149,658
Less: Tower Cash Flow, for the twelve months
 ended June 30, 2001............................     (120,816)      (120,816)
Plus: four times Tower Cash Flow, for the three
 months ended June 30, 2001.....................      143,180        143,180
                                                    ---------      ---------
Adjusted Consolidated Cash Flow, for the twelve
 months ended June 30, 2001.....................    $ 159,617      $ 172,022
                                                    =========      =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

5. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                         December 31, June 30,
                                                             2000       2001
                                                         ------------ --------
                                                           (In thousands of
                                                               dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares
 issued:
  December 31, 2000--257,067 and June 30, 2001--273,716
   (stated at mandatory redemption and aggregate
   liquidation value)...................................   $258,433   $275,171
8 1/4% Cumulative Convertible Redeemable Preferred
 Stock; shares issued:
  200,000 (stated net of unamortized value of warrants;
   mandatory redemption and aggregate liquidation value
   of $200,000).........................................    195,383    195,588
6.25% Convertible Preferred Stock; shares issued:
  8,050,000 (stated net of unamortized issue costs;
   mandatory redemption and aggregate liquidation value
   of $402,500).........................................    388,902    389,489
                                                           --------   --------
                                                           $842,718   $860,248
                                                           ========   ========

6. Stockholders' Equity

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   --------------------  --------------------
                                     2000       2001       2000       2001
                                   ---------  ---------  ---------  ---------
                                    (In thousands of dollars, except per
                                               share amounts)
Loss before extraordinary item.... $ (59,230) $ (84,733) $ (91,290) $(152,788)
Dividends on preferred stock......   (11,725)   (20,265)   (23,218)   (39,770)
                                   ---------  ---------  ---------  ---------
Loss before extraordinary item
 applicable to common stock for
 basic and diluted computations...   (70,955)  (104,998)  (114,508)  (192,558)
Extraordinary item................        --         --     (1,495)        --
                                   ---------  ---------  ---------  ---------
Net loss applicable to common
 stock for basic and diluted
 computations..................... $ (70,955) $(104,998) $(116,003) $(192,558)
                                   =========  =========  =========  =========
Weighted-average number of common
 shares outstanding during the
 period for basic and diluted
 computations (in thousands)......   165,625    214,059    162,095    212,627
                                   =========  =========  =========  =========
Per common share--basic and
 diluted:
  Loss before extraordinary item.. $   (0.43) $   (0.49) $   (0.71) $   (0.91)
  Extraordinary item..............        --         --      (0.01)        --
                                   ---------  ---------  ---------  ---------
  Net loss........................ $   (0.43) $   (0.49) $   (0.72) $   (0.91)
                                   =========  =========  =========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 2001: (1) options to purchase 22,327,045 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share,
(4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

9. Operating Segments

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company defines EBITDA as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges. EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES with generally accepted accounting principles), and the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

   The financial results for the Company's operating segments are as follows:

                                        Three Months Ended June 30, 2001
                         --------------------------------------------------------------------
                                                                     Corporate
                                                            Crown    Office and  Consolidated
                           CCUSA       CCAL       CCUK     Atlantic    Other        Total
                         ----------  --------  ----------  --------  ----------  ------------
                                            (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   64,609  $  4,471  $   50,694  $ 20,026  $       --   $  139,800
  Network services and
   other................     74,325       525       6,240     8,526          --       89,616
                         ----------  --------  ----------  --------  ----------   ----------
                            138,934     4,996      56,934    28,552          --      229,416
                         ----------  --------  ----------  --------  ----------   ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     76,106     2,271      31,663    13,066          --      123,106
General and
 administrative.........     16,872     1,735       5,316     2,536       4,006       30,465
Corporate development...         --        --          --        --       3,758        3,758
                         ----------  --------  ----------  --------  ----------   ----------
EBITDA..................     45,956       990      19,955    12,950      (7,764)      72,087
Asset write-down
 charges................      3,969        --       3,785       767       3,751       12,272
Non-cash general and
 administrative
 compensation charges...        532        --         508        --         340        1,380
Depreciation and
 amortization...........     39,255     3,064      22,051     9,938         448       74,756
                         ----------  --------  ----------  --------  ----------   ----------
Operating income
 (loss).................      2,200    (2,074)     (6,389)    2,245     (12,303)     (16,321)
Interest and other
 income (expense).......        665       219         815       155       2,690        4,544
Interest expense and
 amortization of
 deferred financing
 costs..................    (13,798)     (752)     (6,497)   (5,148)    (46,980)     (73,175)
Provision for income
 taxes..................         --        --          --        --          --           --
Minority interests......       (171)      853          --      (463)         --          219
                         ----------  --------  ----------  --------  ----------   ----------
Net loss................ $  (11,104) $ (1,754) $  (12,071) $ (3,211) $  (56,593)  $  (84,733)
                         ==========  ========  ==========  ========  ==========   ==========
Capital expenditures.... $   98,475  $    171  $   28,818  $ 27,248  $    2,122   $  156,834
                         ==========  ========  ==========  ========  ==========   ==========
Total assets (at period
 end)................... $3,560,588  $265,155  $1,638,159  $878,602  $1,129,322   $7,471,826
                         ==========  ========  ==========  ========  ==========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                      Six Months Ended June 30, 2001
                         --------------------------------------------------------------
                                                                Corporate
                                                       Crown     Office    Consolidated
                          CCUSA     CCAL      CCUK    Atlantic  and Other     Total
                         --------  -------  --------  --------  ---------  ------------
                                         (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $126,785  $ 7,461  $100,062  $39,534   $      --   $ 273,842
  Network services and
   other................  134,930      525    16,016   17,056          --     168,527
                         --------  -------  --------  -------   ---------   ---------
                          261,715    7,986   116,078   56,590          --     442,369
                         --------  -------  --------  -------   ---------   ---------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........  142,207    3,366    63,692   27,036          --     236,301
General and
 administrative.........   33,194    3,226     7,019    5,181       7,740      56,360
Corporate development...       --       --        48       --       7,163       7,211
                         --------  -------  --------  -------   ---------   ---------
EBITDA..................   86,314    1,394    45,319   24,373     (14,903)    142,497
Asset write-down
 charges................    3,969       --     3,785      767       3,751      12,272
Non-cash general and
 administrative
 compensation charges...    1,063       --     1,031       --         681       2,775
Depreciation and
 amortization...........   78,882    4,760    44,270   20,069         866     148,847
                         --------  -------  --------  -------   ---------   ---------
Operating income
 (loss).................    2,400   (3,366)   (3,767)   3,537     (20,201)    (21,397)
Interest and other
 income (expense).......    1,539       75     1,746      170       4,106       7,636
Interest expense and
 amortization of
 deferred financing
 costs..................  (27,265)    (795)  (13,532) (10,163)    (88,075)   (139,830)
Provision for income
 taxes..................       --       --       (27)     (33)         --         (60)
Minority interests......     (369)   1,776        --     (544)         --         863
                         --------  -------  --------  -------   ---------   ---------
Net loss................ $(23,695) $(2,310) $(15,580) $(7,033)  $(104,170)  $(152,788)
                         ========  =======  ========  =======   =========   =========
Capital expenditures.... $212,338  $   657  $139,647  $53,349   $   2,703   $ 408,694
                         ========  =======  ========  =======   =========   =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                    Three Months Ended June 30, 2000
                         ------------------------------------------------------------
                                                              Corporate
                                                     Crown     Office    Consolidated
                          CCUSA     CCAL    CCUK    Atlantic  and Other     Total
                         --------  ------  -------  --------  ---------  ------------
                                        (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 44,551  $1,814  $47,995  $15,143   $     --     $109,503
  Network services and
   other................   26,090      --    5,730    7,036         --       38,856
                         --------  ------  -------  -------   --------     --------
                           70,641   1,814   53,725   22,179         --      148,359
                         --------  ------  -------  -------   --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   32,149   1,031   25,613    9,777         --       68,570
General and
 administrative.........   12,228   1,355    2,631    2,034      1,247       19,495
Corporate development...       --      --      285       --      1,837        2,122
                         --------  ------  -------  -------   --------     --------
EBITDA..................   26,264    (572)  25,196   10,368     (3,084)      58,172
Non-cash general and
 administrative
 compensation charges...       --      --       10       --        340          350
Depreciation and
 amortization...........   30,509   1,291   16,647    7,888        312       56,647
                         --------  ------  -------  -------   --------     --------
Operating income
 (loss).................   (4,245) (1,863)   8,539    2,480     (3,736)       1,175
Interest and other
 income (expense).......    1,936     227      141      225      4,136        6,665
Interest expense and
 amortization of
 deferred financing
 costs..................  (11,892)    (46)  (8,420)  (4,065)   (42,305)     (66,728)
Provision for income
 taxes..................       (4)     --      (21)      --         --          (25)
Minority interests......      510     965   (1,030)    (762)        --         (317)
                         --------  ------  -------  -------   --------     --------
Net income (loss)....... $(13,695) $ (717) $  (791) $(2,122)  $(41,905)    $(59,230)
                         ========  ======  =======  =======   ========     ========
Capital expenditures.... $ 97,685  $  440  $22,688  $26,771   $    594     $148,178
                         ========  ======  =======  =======   ========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                      Six Months Ended June 30, 2000
                         --------------------------------------------------------------
                                                                Corporate
                                                       Crown     Office    Consolidated
                          CCUSA     CCAL      CCUK    Atlantic  and Other     Total
                         --------  -------  --------  --------  ---------  ------------
                                         (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 75,921  $ 1,814  $ 96,574  $28,935   $     --    $ 203,244
  Network services and
   other................   44,145       --    12,276   12,904         34       69,359
                         --------  -------  --------  -------   --------    ---------
                          120,066    1,814   108,850   41,839         34      272,603
                         --------  -------  --------  -------   --------    ---------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   51,532    1,031    53,547   18,599         49      124,758
General and
 administrative.........   22,208    1,355     3,657    3,831      3,297       34,348
Corporate development...       --       --       570       --      3,623        4,193
                         --------  -------  --------  -------   --------    ---------
EBITDA..................   46,326     (572)   51,076   19,409     (6,935)     109,304
Non-cash general and
 administrative
 compensation charges...       67       --        64       --        680          811
Depreciation and
 amortization...........   51,663    1,291    32,200   16,007        608      101,769
                         --------  -------  --------  -------   --------    ---------
Operating income
 (loss).................   (5,404)  (1,863)   18,812    3,402     (8,223)       6,724
Interest and other
 income (expense).......    2,712      227       326      696      8,408       12,369
Interest expense and
 amortization of
 deferred financing
 costs..................  (15,626)     (46)  (16,705)  (8,441)   (67,671)    (108,489)
Provision for income
 taxes..................      (15)      --       (21)      --         --          (36)
Minority interests......      410      965    (2,333)    (900)        --       (1,858)
Extraordinary item......   (1,495)      --        --       --         --       (1,495)
                         --------  -------  --------  -------   --------    ---------
Net income (loss)....... $(19,418) $  (717) $     79  $(5,243)  $(67,486)   $ (92,785)
                         ========  =======  ========  =======   ========    =========
Capital expenditures.... $164,626  $   440  $ 43,592  $49,006   $    941    $ 258,605
                         ========  =======  ========  =======   ========    =========

10. Asset Write-Down Charges and Restructuring Charge

   The Company has recorded non-cash charges of $12,272,000 during the second quarter of 2001 related to the write-down of certain inventories, property and equipment, and other assets.

   In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company has reduced its global staff by approximately 275 full-time employees, is closing five offices in the United States and is closing its development office in Brazil. The Company anticipates that the actions to be taken for the restructuring will be substantially completed by the end of 2001. In connection with the restructuring, the Company expects to record non-recurring cash charges of approximately $16,000,000 during the third quarter of 2001 related to employee severance payments and costs of office closures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of June 30, 2001 and our consolidated results of operations for the three- and six-month periods ended June 30, 2000 and 2001. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters. This discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 Results of Operations

   During 2000 we completed the transactions with BellSouth, BellSouth DCS and GTE. Additionally, during 2000 Crown Atlantic acquired the Frontier towers from Bell Atlantic Mobile, and CCAL completed the substantial portion of the transaction with Cable & Wireless Optus. Results of operations of these acquired towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three and six months ended June 30, 2000 are not comparable to the results of operations for the three and six months ended June 30, 2001.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                            Three Months        Three Months
                           Ended June 30,      Ended June 30,      Six Months Ended     Six Months Ended
                                2000                2001            June 30, 2000        June 30, 2001
                          ------------------  ------------------  -------------------  -------------------
                                    Percent             Percent              Percent              Percent
                                     of Net              of Net               of Net               of Net
                           Amount   Revenues   Amount   Revenues   Amount    Revenues   Amount    Revenues
                          --------  --------  --------  --------  ---------  --------  ---------  --------
                                                  (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission.........  $109,503    73.8%   $139,800    60.9%   $ 203,244    74.6%   $ 273,842    61.9%
  Network services and
   other................    38,856    26.2      89,616    39.1       69,359    25.4      168,527    38.1
                          --------   -----    --------   -----    ---------   -----    ---------   -----
   Total net revenues...   148,359   100.0     229,416   100.0      272,603   100.0      442,369   100.0
                          --------   -----    --------   -----    ---------   -----    ---------   -----
Operating expenses:
 Costs of operations:
  Site rental and
   broadcast
   transmission.........    48,563    44.3      59,555    42.6       88,850    43.7      117,294    42.8
  Network services and
   other................    20,007    51.5      63,551    70.9       35,908    51.8      119,007    70.6
                          --------            --------            ---------            ---------
   Total costs of
    operations..........    68,570    46.2     123,106    53.7      124,758    45.8      236,301    53.4
  General and
   administrative.......    19,495    13.2      30,465    13.3       34,348    12.6       56,360    12.7
  Corporate
   development..........     2,122     1.4       3,758     1.6        4,193     1.5        7,211     1.6
  Asset write-down
   charges..............        --      --      12,272     5.3           --      --       12,272     2.8
  Non-cash general and
   administrative
   compensation
   charges..............       350     0.2       1,380     0.6          811     0.3        2,775     0.6
  Depreciation and
   amortization.........    56,647    38.2      74,756    32.6      101,769    37.3      148,847    33.7
                          --------   -----    --------   -----    ---------   -----    ---------   -----
Operating income
 (loss).................     1,175     0.8     (16,321)   (7.1)       6,724     2.5      (21,397)   (4.8)
Other income (expense):
  Interest and other
   income (expense).....     6,665     4.5       4,544     2.0       12,369     4.5        7,636     1.7
  Interest expense and
   amortization of
   deferred financing
   costs................   (66,728)  (45.0)    (73,175)  (31.9)    (108,489)  (39.8)    (139,830)  (31.6)
                          --------   -----    --------   -----    ---------   -----    ---------   -----
Loss before income
 taxes, minority
 interests and
 extraordinary item.....   (58,888)  (39.7)    (84,952)  (37.0)     (89,396)  (32.8)    (153,591)  (34.7)
Provision for income
 taxes..................       (25)     --          --      --          (36)     --          (60)     --
Minority interests......      (317)   (0.2)        219     0.1       (1,858)   (0.7)         863     0.2
                          --------   -----    --------   -----    ---------   -----    ---------   -----
Loss before
 extraordinary item.....   (59,230)  (39.9)    (84,733)  (36.9)     (91,290)  (33.5)    (152,788)  (34.5)
Extraordinary item--loss
 on early extinguishment
 of debt................        --      --          --      --       (1,495)   (0.5)          --      --
                          --------   -----    --------   -----    ---------   -----    ---------   -----
Net loss................  $(59,230)  (39.9)%  $(84,733)  (36.9)%  $ (92,785)  (34.0)%  $(152,788)  (34.5)%
                          ========   =====    ========   =====    =========   =====    =========   =====

 Comparison of Three Months Ended June 30, 2001 and 2000

   Consolidated revenues for the three months ended June 30, 2001 were $229.4 million, an increase of $81.1 million from the three months ended June 30, 2000. This increase was primarily attributable to:

  (1) a $30.3 million, or 27.7%, increase in site rental and broadcast transmission revenues, of which $2.7 million was attributable to CCUK, $4.9 million was attributable to Crown Atlantic, $2.7 million was attributable to CCAL and $20.1 million was attributable to CCUSA,

  (2) a $48.2 million increase in network services and other revenues from CCUSA,

  (3) a $0.5 million increase in network services and other revenues from CCUK,

  (4) a $1.5 million increase in network services and other revenues from Crown Atlantic, and

  (5) $0.5 million in network services and other revenues from CCAL.

   Costs of operations for the three months ended June 30, 2001 were $123.1 million, an increase of $54.5 million from the three months ended June 30, 2000. This increase was primarily attributable to:

  (1) an $11.0 million increase in site rental and broadcast transmission costs, of which $4.8 million was attributable to CCUK, $1.5 million was attributable to Crown Atlantic, $0.8 million was attributable to CCAL and $3.9 million was attributable to CCUSA,

  (2) a $40.0 million increase in network services costs related to CCUSA,

  (3) a $1.3 million increase in network services costs from CCUK,

  (4) a $1.8 million increase in network services costs from Crown Atlantic, and

  (5) $0.5 million in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues were 42.6% for the three months ended June 30, 2001 as compared to 44.3% for the three months ended June 30, 2000, as higher margins attributable to the CCUSA, CCAL and Crown Atlantic operations were offset by lower margins from the CCUK operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 70.9% for the three months ended June 30, 2001 from 51.5% for the three months ended June 30, 2000, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the three months ended June 30, 2001 were $30.5 million, an increase of $11.0 million from the three months ended June 30, 2000. This increase was primarily attributable to:

  (1) a $4.6 million increase in expenses related to the CCUSA operations,

  (2) a $2.8 million increase in expenses at our corporate office,

  (3) a $0.5 million increase in expenses at Crown Atlantic,

  (4) a $2.7 million increase in expenses at CCUK, and

  (5) a $0.4 million increase in expenses at CCAL.

General and administrative expenses as a percentage of revenues were 13.3% for the three months ended June 30, 2001 as compared to 13.2% for the three months ended June 30, 2000. Higher overhead costs as a percentage of revenues for CCUK were largely offset by lower overhead costs as a percentage of revenues for CCUSA, CCAL and Crown Atlantic.

   Corporate development expenses for the three months ended June 30, 2001 were $3.8 million, compared to $2.1 million for the three months ended June 30, 2000. This increase was primarily attributable to an increase in expenses at our corporate office.

   For the three months ended June 30, 2001, we recorded asset write-down charges of $12.3 million in connection with a restructuring of our business announced in July 2001 (see "--Restructuring Charge"). Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets.

   For the three months ended June 30, 2001, we recorded non-cash general and administrative compensation charges of $1.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $0.4 million for the three months ended June 30, 2000.

   Depreciation and amortization for the three months ended June 30, 2001 was $74.8 million, an increase of $18.1 million from the three months ended June 30, 2000. This increase was primarily attributable to:

  (1) a $5.4 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $2.1 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) a $1.8 million increase in depreciation and amortization related to property and equipment from CCAL, and

  (4) an $8.7 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the three months ended June 30, 2001 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings, partially offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts.

   Interest expense and amortization of deferred financing costs for the three months ended June 30, 2001 was $73.2 million, an increase of $6.4 million, or 9.7%, from the three months ended June 30, 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 10 3/4% senior notes and the 9 3/8% senior notes.

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 18.0% interest in the operations of the GTE joint venture and the minority shareholder's 22.9% interest in the CCAL operations.

 Comparison of Six Months Ended June 30, 2001 and 2000

   Consolidated revenues for the six months ended June 30, 2001 were $442.4 million, an increase of $169.8 million from the six months ended June 30, 2000. This increase was primarily attributable to:

  (1) a $70.6 million, or 34.7%, increase in site rental and broadcast transmission revenues, of which $3.5 million was attributable to CCUK, $10.6 million was attributable to Crown Atlantic, $5.6 million was attributable to CCAL and $50.9 million was attributable to CCUSA,

  (2) a $90.8 million increase in network services and other revenues from CCUSA,

  (3) a $3.7 million increase in network services and other revenues from CCUK,

  (4) a $4.2 million increase in network services and other revenues from Crown Atlantic, and

  (5) $0.5 million in network services and other revenues from CCAL.

   Costs of operations for the six months ended June 30, 2001 were $236.3 million, an increase of $111.5 million from the six months ended June 30, 2000. This increase was primarily attributable to:

  (1) a $28.4 million increase in site rental and broadcast transmission costs, of which $5.1 million was attributable to CCUK, $3.8 million was attributable to Crown Atlantic, $1.9 million was attributable to CCAL and $17.6 million was attributable to CCUSA,

  (2) a $73.1 million increase in network services costs related to CCUSA,

  (3) a $5.1 million increase in network services costs from CCUK,

  (4) a $4.6 million increase in network services costs from Crown Atlantic, and

  (5) $0.5 million in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues were 42.8% for the six months ended June 30, 2001 as compared to 43.7% for the six months ended June 30, 2000, as higher margins attributable to the CCUSA, CCAL and Crown Atlantic operations were offset by lower margins from the CCUK operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 70.6% for the six months ended June 30, 2001 from 51.8% for the six months ended June 30, 2000, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the six months ended June 30, 2001 were $56.4 million, an increase of $22.0 million from the six months ended June 30, 2000. This increase was primarily attributable to:

  (1) an $11.0 million increase in expenses related to the CCUSA operations,

  (2) a $4.4 million increase in expenses at our corporate office,

  (3) a $1.4 million increase in expenses at Crown Atlantic,

  (4) a $3.4 million increase in expenses at CCUK, and

  (5) a $1.9 million increase in expenses at CCAL.

General and administrative expenses as a percentage of revenues were 12.7% for the six months ended June 30, 2001 as compared to 12.6% for the six months ended June 30, 2000. Higher overhead costs as a percentage of revenues for CCUK were largely offset by lower overhead costs as a percentage of revenues for CCUSA and CCAL.

   Corporate development expenses for the six months ended June 30, 2001 were $7.2 million, compared to $4.2 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase in expenses at our corporate office.

   For the six months ended June 30, 2001, we recorded asset write-down charges of $12.3 million in connection with a restructuring of our business announced in July 2001 (see "--Restructuring Charge"). Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets.

   For the six months ended June 30, 2001, we recorded non-cash general and administrative compensation charges of $2.8 million related to the issuance of stock and stock options to certain employees and executives, compared to $0.8 million for the six months ended June 30, 2000.

   Depreciation and amortization for the six months ended June 30, 2001 was $148.8 million, an increase of $47.1 million from the six months ended June 30, 2000. This increase was primarily attributable to:

  (1) a $12.1 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $4.1 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) a $3.5 million increase in depreciation and amortization related to property and equipment from CCAL, and

  (4) a $27.2 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the six months ended June 30, 2001 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings, partially offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts.

   Interest expense and amortization of deferred financing costs for the six months ended June 30, 2001 was $139.8 million, an increase of $31.3 million, or 28.9%, from the six months ended June 30, 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 10 3/4% senior notes and the 9 3/8% senior notes.

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 18.0% interest in the operations of the GTE joint venture and the minority shareholder's 22.9% interest in the CCAL operations.

   The extraordinary loss on early extinguishment of debt for the six months ended June 30, 2000 represents the write-off of unamortized deferred financing costs related to CCUSA's prior credit facility.

 Liquidity and Capital Resources

   Our business strategy contemplates substantial capital expenditures in connection with the expansion of our tower portfolios by pursuing build-to-suit opportunities in the markets in which we currently operate.

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

   For the six months ended June 30, 2000 and 2001, our net cash provided by operating activities was $79.4 million and $52.9 million, respectively. For the six months ended June 30, 2000 and 2001, our net cash provided by financing activities was $822.1 million and $1,088.8 million, respectively. Our primary financing-related activities in the first six months of 2001 included the following:

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

   Capital expenditures were $408.7 million for the six months ended June 30, 2001, of which $2.7 million were for CCIC, $212.3 million were for CCUSA, $53.3 million were for Crown Atlantic, $139.6 million were for CCUK and $0.7 million were for CCAL. We anticipate that we will build, through the end of 2001, approximately 750 towers in the United States at a cost of approximately $172.5 million and approximately 750 towers in the United Kingdom at a cost of approximately $150.0 million. We also expect to spend approximately $120.0 million in the United States to improve the structural capacity of our domestic towers.

   In addition to capital expenditures in connection with build-to-suits, we have applied a significant amount of capital to finance the cash consideration paid in connection with an investment in Italy. On April 27, 2001, we entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay"). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of our investment in RaiWay amounted to approximately $383.8 million in cash, and such amount was deposited into a Euro-denominated escrow account upon execution of the Share Purchase Agreement. The transaction is expected to close in the fourth quarter of 2001, and is subject to approval by the Italian regulatory authorities. We will account for our investment in RaiWay utilizing the equity method of accounting. The Share Purchase Agreement contemplates that we may transfer up to 5% of our shares in RaiWay to Poste Italiana S.p.A. ("Poste"), the Italian state-owned post office service.

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

   As of June 30, 2001, we had consolidated cash and cash equivalents of $659.0 million (including $23.7 million at CCUSA, $88.9 million at CCUK, $7.9 million at Crown Atlantic and $20.3 million at CCAL), consolidated long-term debt of $3,354.8 million, consolidated redeemable preferred stock of $860.2 million and consolidated stockholders' equity of $2,558.3 million.

   As of August 1, 2001, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $60.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)30.0 million ($43.0 million). As of August 1, 2001, our subsidiaries had approximately $500.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million, $53.8 million, and $42.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($15.8 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

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

 Restructuring Charge

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we have reduced our global staff by approximately 275 full-time employees, we are closing five offices in the United States and we are closing our development office in Brazil. We anticipate that the actions to be taken for the restructuring will be substantially completed by the end of 2001. In connection with the restructuring, we expect to record non-recurring cash charges of approximately $16.0 million during the third quarter of 2001 related to employee severance payments and costs of office closures.

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

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                              June 30, 2001
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  482,307   $  176,727   $        --   $  659,034
Other current assets.....      318,475      109,732            --      428,207
Property and equipment,
 net.....................    3,298,323    1,396,422            --    4,694,745
Investments..............      100,000           --            --      100,000
Escrow deposit for
 investment in
 affiliate...............           --      362,020            --      362,020
Investments in
 Unrestricted
 Subsidiaries............    2,051,342           --    (2,051,342)          --
Goodwill and other
 intangible assets, net..      183,820      895,958            --    1,079,778
Other assets, net........      127,783       20,259            --      148,042
                            ----------   ----------   -----------   ----------
                            $6,562,050   $2,961,118   $(2,051,342)  $7,471,826
                            ==========   ==========   ===========   ==========
Current liabilities......   $  278,379   $  130,211   $        --   $  408,590
Long-term debt...........    2,732,242      622,602            --    3,354,844
Other liabilities........       38,746       81,823            --      120,569
Minority interests.......       94,112       75,140            --      169,252
Redeemable preferred
 stock...................      860,248           --            --      860,248
Stockholders' equity.....    2,558,323    2,051,342    (2,051,342)   2,558,323
                            ----------   ----------   -----------   ----------
                            $6,562,050   $2,961,118   $(2,051,342)  $7,471,826
                            ==========   ==========   ===========   ==========

                            Three Months Ended June 30, 2001        Six Months Ended June 30, 2001
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $143,930     $ 85,486     $229,416    $ 269,701     $172,668    $ 442,369
Costs of operations
 (exclusive
 of depreciation and
 amortization)..........     78,377       44,729      123,106      145,573       90,728      236,301
General and
 administrative.........     22,613        7,852       30,465       44,160       12,200       56,360
Corporate development...      2,917          841        3,758        6,322          889        7,211
Asset write-down
 charges................      7,720        4,552       12,272        7,720        4,552       12,272
Non-cash general and
 administrative
 compensation charges...        872          508        1,380        1,744        1,031        2,775
Depreciation and
 amortization...........     42,767       31,989       74,756       84,508       64,339      148,847
                           --------     --------     --------    ---------     --------    ---------
Operating loss..........    (11,336)      (4,985)     (16,321)     (20,326)      (1,071)     (21,397)
Interest and other
 income (expense).......      2,312        2,232        4,544        3,889        3,747        7,636
Interest expense and
 amortization of
 deferred financing
 costs..................    (61,530)     (11,645)     (73,175)    (116,135)     (23,695)    (139,830)
Provision for income
 taxes..................         --           --           --           --          (60)         (60)
Minority interests......        682         (463)         219        1,407         (544)         863
                           --------     --------     --------    ---------     --------    ---------
Net loss................   $(69,872)    $(14,861)    $(84,733)   $(131,165)    $(21,623)   $(152,788)
                           ========     ========     ========    =========     ========    =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the "1997 and 1998 Securities") and
(2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes and the 9 3/8% Senior Notes (the "1999, 2000 and 2001 Securities"):

                                                  1997 and 1998 1999, 2000 and
                                                   Securities   2001 Securities
                                                  ------------- ---------------
                                                    (In thousands of dollars)
Tower Cash Flow, for the three months ended June
 30, 2001.......................................    $  35,795      $  35,795
                                                    =========      =========
Consolidated Cash Flow, for the twelve months
 ended June 30, 2001............................    $ 137,253      $ 149,658
Less: Tower Cash Flow, for the twelve months
 ended June 30, 2001............................     (120,816)      (120,816)
Plus: four times Tower Cash Flow, for the three
 months ended June 30, 2001.....................      143,180        143,180
                                                    ---------      ---------
Adjusted Consolidated Cash Flow, for the twelve
 months ended
 June 30, 2001..................................    $ 159,617      $ 172,022
                                                    =========      =========

 Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We will adopt the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. We will apply these transition provisions of SFAS 141 as of January 1, 2002, and have not yet determined the effect that they will have on our consolidated financial statements.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with our existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt the requirements of SFAS 142 as of January 1, 2002. In addition, the nonamortization provisions of SFAS 142 are to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets be reported as the effect of a change in accounting principle. We have not yet determined the effect that the adoption of SFAS 142 will have on our consolidated financial statements.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. Therefore, fluctuations in market interest rates of one percentage point in 2001 would not have a material effect on our consolidated financial results.

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

   As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", we have deposited approximately $383.8 million in cash into a Euro-denominated escrow account in connection with our investment in RaiWay. At the time of the deposit, the funds were exchanged at an average rate of Euro 1.00 = $0.8984. On June 30, 2001, the balance in the escrow account was translated into U.S. dollars for financial reporting purposes using an exchange rate of Euro 1.00 = $0.8474, resulting in a foreign currency translation loss of approximately $21.8 million. This currency translation loss has been recorded in our financial statements in other comprehensive income (loss). As of August 1, 2001, the exchange rate was Euro 1.00 = $0.8793; as such, the foreign currency translation loss has been reduced to approximately $8.2 million. Should approval of the transaction not be received from the Italian regulatory authorities, the escrow deposit would be returned to us and any foreign exchange gain or loss at that date would be recognized in our results of operations as other income (expense).

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   The annual meeting of the stockholders of the Company was held on June 5, 2001, at which meeting the stockholders voted to (1) elect Randall A. Hack, Edward C. Hutcheson, Jr., J. Landis Martin, and Ted B. Miller, Jr. as Class III Directors, (2) approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of preferred stock, par value $.01 per share, of the Company from 10,000,000 to 20,000,000 shares, (3) approve the Company's 2001 Stock Incentive Plan, and (4) ratify the appointment of KPMG LLP as the Company's independent public accountants for 2001.

   1. ELECTION OF CLASS III DIRECTORS
     Randall A. Hack--173,655,810 votes for and 1,004,799 votes withheld. Edward C. Hutcheson, Jr--166,857,435 votes for and 7,803,174 votes withheld.
     J. Landis Martin--173,666,284 votes for and 994,325 votes withheld.
     Ted B. Miller, Jr.--173,543,173 votes for and 1,117,436 votes withheld.

   2. AMENDMENT TO INCREASE AUTHORIZED SHARES OF PREFERRED STOCK
     Common Stock: 119,579,060 votes for, 47,121,560 votes against, and 45,018 votes abstaining.
     Preferred Stock: 9,474,364 votes for, 1,920,402 votes against, and 463 votes abstaining.

   3. APPROVAL OF THE COMPANY'S 2001 STOCK INCENTIVE PLAN
     133,431,907 votes for, 41,155,027 votes against, and 73,675 votes abstaining.

   4. RATIFICATION OF APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR 2001 174,252,071 votes for, 380,304 votes against, and 28,233 votes abstaining.

   All votes shown above represent votes on behalf of holders of the Company's common stock, except where otherwise indicated with respect to Proposal 2 above. In addition, the holders of the Company's 8 1/4% Convertible Preferred Stock were entitled to vote on an as converted basis on each of the four proposals with the common stock, voting as a single class, and such votes are included in the voting results of the common stock set forth for each of the proposals above. The holders of the Company's 8 1/4% Convertible Preferred Stock were also entitled to vote their shares with respect to Proposal 2 as part of the preferred stock class, voting as a single class.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

     11.1 Computation of Net Loss Per Common Share

     12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to
          Combined Fixed Charges and Preferred Stock Dividends

   (b) Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated April 11, 2001 and filed with the SEC on April 11, 2001 reporting under Item 5 thereof that the Company's Common Stock would begin trading on the New York Stock Exchange under the ticker symbol "CCI" on April 25, 2001.

     The Company filed a Current Report on Form 8-K dated April 27, 2001 and filed with the SEC on April 27, 2001, reporting under Item 5 thereof that RAI Radio Televisione Italiana S.p.A. and CCR S.r.l., an indirect subsidiary of the Company, had entered into a Share Purchase Agreement, pursuant to which CCR would purchase 49% of the outstanding capital stock of RAI Way S.p.A., a wholly-owned subsidiary of RAI, subject to certain regulatory approvals being obtained.

     The Company filed a Current Report on Form 8-K dated May 9, 2001 and filed with the SEC on May 10, 2001, reporting under Item 5 thereof that the Company intends to sell certain senior notes due 2011.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN CASTLE INTERNATIONAL CORP.

Date: August 13, 2001                           /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                              Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                              (Principal Financial Officer)

Date: August 13, 2001                           /s/ Wesley D. Cunningham
                                          By: _________________________________
                                                  Wesley D. Cunningham
                                              Senior Vice President, Chief
                                                        Accounting
                                            Officer and Corporate Controller
                                             (Principal Accounting Officer)