Form 10-Q
period 2001-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2001-11-13
CIK 1051470

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

               For the quarterly period ended September 30, 2001

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

   Yes [X]  No [_]

 Number of shares of common stock outstanding at November 1, 2001: 215,824,249

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

 Item 1. Financial Statements
  Consolidated Balance Sheet at December 31, 2000 and September 30, 2001...   3
  Consolidated Statement of Operations and Comprehensive Loss for the three
   and nine months ended September 30, 2000 and 2001.......................   4
  Consolidated Statement of Cash Flows for the nine months ended September
   30, 2000 and 2001.......................................................   5
  Condensed Notes to Consolidated Financial Statements.....................   6

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........  28

PART II--OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................  29

 Signatures................................................................  30

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                     December 31,  September 30,
                                                         2000          2001
                                                     ------------  -------------
                                                                    (Unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents.......................... $   453,833    $  536,695
 Receivables:
   Trade, net of allowance for doubtful accounts of
    $18,722 and $23,911 at December 31, 2000 and
    September 30, 2001, respectively................     168,184       204,927
   Other............................................       4,942         7,537
 Short-term investments.............................      38,000        73,500
 Inventories........................................      78,640       195,407
 Prepaid expenses and other current assets..........      28,535        39,182
                                                     -----------    ----------
    Total current assets............................     772,134     1,057,248
Property and equipment, net of accumulated
 depreciation of $305,520 and $482,404 at December
 31, 2000 and September 30, 2001, respectively......   4,303,037     4,808,305
Investments.........................................     137,000        64,000
Escrow deposit......................................          --       388,760
Goodwill and other intangible assets, net of
 accumulated amortization of $101,085 and $148,279
 at December 31, 2000 and September 30, 2001,
 respectively.......................................   1,112,876     1,067,603
Deferred financing costs and other assets, net of
 accumulated amortization of $10,733 and $18,422 at
 December 31, 2000 and September 30, 2001,
 respectively.......................................     114,794       137,273
                                                     -----------    ----------
                                                     $ 6,439,841    $7,523,189
                                                     ===========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................... $   100,766    $  101,051
 Accrued interest...................................      47,604        44,870
 Accrued compensation and related benefits..........      11,901        10,183
 Deferred rental revenues and other accrued
  liabilities.......................................     164,605       321,968
 Long-term debt, current maturities.................          --        14,691
                                                     -----------    ----------
    Total current liabilities.......................     324,876       492,763
Long-term debt, less current maturities.............   2,602,687     3,374,703
Other liabilities...................................      93,354       146,146
                                                     -----------    ----------
    Total liabilities...............................   3,020,917     4,013,612
                                                     -----------    ----------
Commitments and contingencies
Minority interests..................................     155,344       167,857
Redeemable preferred stock..........................     842,718       869,415
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized;
  shares issued: December 31, 2000 -- 198,912,094
  and
   September 30, 2001 --  215,820,249...............       1,989         2,158
 Additional paid-in capital.........................   2,894,095     3,283,852
 Accumulated other comprehensive loss...............     (25,100)      (41,695)
 Accumulated deficit................................    (450,122)     (772,010)
                                                     -----------    ----------
   Total stockholders' equity.......................   2,420,862     2,472,305
                                                     -----------    ----------
                                                      $6,439,841    $7,523,189
                                                     ===========    ==========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     -------------------  --------------------
                                       2000      2001       2000       2001
                                     --------  ---------  ---------  ---------
Net revenues:
 Site rental and broadcast
  transmission.....................  $117,174  $ 146,222  $ 320,418  $ 420,064
 Network services and other........    57,415     72,174    126,774    240,701
                                     --------  ---------  ---------  ---------
                                      174,589    218,396    447,192    660,765
                                     --------  ---------  ---------  ---------
Operating expenses:
 Costs of operations (exclusive of
  depreciation and amortization):
  Site rental and broadcast
   transmission....................    50,383     58,856    139,233    176,150
  Network services and other.......    34,993     50,241     70,901    169,248
 General and administrative........    18,196     21,458     52,544     77,818
 Corporate development.............     2,222      2,679      6,415      9,890
 Restructuring charges.............        --     19,252         --     19,252
 Asset write-down charges..........        --      3,738         --     16,010
 Non-cash general and
  administrative compensation
  charges..........................       808      1,949      1,619      4,724
 Depreciation and amortization.....    65,596     78,525    167,365    227,372
                                     --------  ---------  ---------  ---------
                                      172,198    236,698    438,077    700,464
                                     --------  ---------  ---------  ---------
Operating income (loss)............     2,391    (18,302)     9,115    (39,699)
Other income (expense):
 Interest and other income
  (expense)........................    10,217     (1,462)    22,586      6,174
 Interest expense and amortization
  of deferred financing costs......   (65,498)   (79,091)  (173,987)  (218,921)
                                     --------  ---------  ---------  ---------
Loss before income taxes, minority
 interests and extraordinary item..   (52,890)   (98,855)  (142,286)  (252,446)
Provision for income taxes.........      (127)   (11,727)      (163)   (11,787)
Minority interests.................        52        252     (1,806)     1,115
                                     --------  ---------  ---------  ---------
Loss before extraordinary item.....   (52,965)  (110,330)  (144,255)  (263,118)
Extraordinary item -- loss on early
 extinguishment of debt............        --         --     (1,495)        --
                                     --------  ---------  ---------  ---------
Net loss...........................   (52,965)  (110,330)  (145,750)  (263,118)
Dividends on preferred stock.......   (16,353)   (19,000)   (39,571)   (58,770)
                                     --------  ---------  ---------  ---------
Net loss after deduction of
 dividends on preferred stock......  $(69,318) $(129,330) $(185,321) $(321,888)
                                     ========  =========  =========  =========
Net loss...........................  $(52,965) $(110,330) $(145,750) $(263,118)
Other comprehensive income (loss):
 Foreign currency translation
  adjustments......................   (13,901)    37,776    (27,031)    (7,689)
 Derivative instruments:
  Net change in fair value of cash
   flow hedging instruments........        --     (6,986)        --    (10,004)
  Amounts reclassified into results
   of operations...................        --        786         --        920
                                     --------  ---------  ---------  ---------
Comprehensive loss before
 cumulative effect of change in
 accounting principle..............   (66,866)   (78,754)  (172,781)  (279,891)
 Cumulative effect of change in
  accounting principle for
  derivative financial
  instruments......................        --         --         --        178
                                     --------  ---------  ---------  ---------
Comprehensive loss.................  $(66,866) $ (78,754) $(172,781) $(279,713)
                                     ========  =========  =========  =========
Per common share -- basic and
 diluted:
 Loss before extraordinary item....  $  (0.36) $   (0.60) $   (1.07) $   (1.51)
 Extraordinary item................        --         --      (0.01)        --
                                     --------  ---------  ---------  ---------
 Net loss..........................  $  (0.36) $   (0.60) $   (1.08) $   (1.51)
                                     ========  =========  =========  =========
Common shares outstanding - basic
 and diluted (in thousands)........   191,763    214,986    171,985    213,413
                                     ========  =========  =========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                         2000         2001
                                                      -----------  -----------
Cash flows from operating activities:
 Net loss............................................ $  (145,750) $  (263,118)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization......................     167,365      227,372
  Amortization of deferred financing costs and
   discounts on long-term debt.......................      59,805       68,085
  Asset write-down charges...........................          --       16,010
  Non-cash general and administrative compensation
   charges...........................................       1,619        4,724
  Minority interests.................................       1,806       (1,115)
  Extraordinary loss on early extinguishment of
   debt..............................................       1,495           --
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in deferred rental revenues and other
    liabilities......................................      86,336      202,411
   Increase in accounts payable......................      37,447          811
   Increase in inventories, prepaid expenses and
    other assets.....................................     (51,983)    (131,347)
   Increase in receivables...........................     (56,357)     (42,501)
   Increase (decrease) in accrued interest...........      15,807       (2,624)
                                                      -----------  -----------
    Net cash provided by operating activities........     117,590       78,708
                                                      -----------  -----------
Cash flows from investing activities:
 Maturities of investments...........................          --      211,000
 Capital expenditures................................    (437,005)    (561,112)
 Investments in affiliates and other, including
  escrow deposit.....................................      (1,989)    (415,249)
 Purchase of investments.............................          --     (173,500)
 Acquisitions of businesses and assets, net of cash
  acquired...........................................  (1,091,416)    (152,127)
                                                      -----------  -----------
    Net cash used for investing activities...........  (1,530,410)  (1,090,988)
                                                      -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt............   1,015,020      450,000
 Proceeds from issuance of capital stock.............     741,603      352,724
 Net borrowings under revolving credit agreements....      63,000      281,829
 Proceeds from issuance of subsidiary stock to
  minority shareholder...............................          --       16,434
 Incurrence of financing costs.......................     (47,184)     (12,058)
 Principal payments on long-term debt................     (82,000)          --
                                                      -----------  -----------
    Net cash provided by financing activities........   1,690,439    1,088,929
                                                      -----------  -----------
Effect of exchange rate changes on cash..............     (10,009)       6,213
                                                      -----------  -----------
Net increase in cash and cash equivalents............     267,610       82,862
Cash and cash equivalents at beginning of period.....     549,328      453,833
                                                      -----------  -----------
Cash and cash equivalents at end of period........... $   816,938  $   536,695
                                                      ===========  ===========
Supplementary schedule of non-cash investing and
 financing activities:
 Amounts recorded in connection with acquisitions:
   Fair value of net assets acquired, including
    goodwill and other intangible assets............. $ 1,899,940  $        --
   Escrow deposits for acquisitions..................      50,000           --
   Minority interests................................      74,525           --
   Issuance of common stock..........................     683,999           --
Supplemental disclosure of cash flow information:
 Interest paid....................................... $    95,071  $   154,938
 Income taxes paid...................................         175           60

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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2001, the consolidated results of operations for the three and nine months ended September 30, 2000 and 2001, and the consolidated cash flows for the nine months ended September 30, 2000 and 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income
(loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $2,130,000 for the year ending December 31, 2001. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of September 30, 2001, the accumulated other comprehensive loss in consolidated stockholders' equity includes $8,906,000 in losses related to derivative instruments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

 Business Combinations, Goodwill and Long-Lived Assets

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

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS 121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The Company will adopt the requirements of SFAS 144 as of January 1, 2002.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3. Escrow Deposit

   On April 27, 2001, a wholly owned subsidiary of the Company entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay", a corporation organized under the laws of Italy). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of the Company's investment in RaiWay amounted to approximately $383,820,000 in cash, and such amount was deposited into a Euro-denominated escrow account upon execution of the Share Purchase Agreement. The transaction was subject to approval by the Italian regulatory authorities and, in October 2001, the Company was notified that the Italian Minister of Communications had declined to approve the transaction. Pursuant to the terms of the agreement, the escrow deposit was returned to the Company in November 2001.

4. Long-term Debt

   Long-term debt consists of the following:

                                                    December 31, September 30,
                                                        2000         2001
                                                    ------------ -------------
                                                    (In thousands of dollars)
2000 Credit Facility...............................  $  500,000   $  700,000
CCUK Credit Facility...............................     138,932      172,640
Crown Atlantic Credit Facility.....................     239,000      285,000
9% Guaranteed Bonds due 2007.......................     181,820      179,057
10 5/8% Senior Discount Notes due 2007, net of
 discount..........................................     206,768      223,461
10 3/8% Senior Discount Notes due 2011, net of
 discount..........................................     355,482      383,497
9% Senior Notes due 2011...........................     180,000      180,000
11 1/4% Senior Discount Notes due 2011, net of
 discount..........................................     175,685      190,739
9 1/2% Senior Notes due 2011.......................     125,000      125,000
10 3/4% Senior Notes due 2011......................     500,000      500,000
9 3/8% Senior Notes due 2011.......................          --      450,000
                                                     ----------   ----------
                                                      2,602,687    3,389,394
Less: current maturities...........................          --      (14,691)
                                                     ----------   ----------
                                                     $2,602,687   $3,374,703
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                            September 30, 2001
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  371,199   $  165,496   $        --   $  536,695
Other current assets.....      385,250      135,303            --      520,553
Property and equipment,
 net.....................    3,338,514    1,469,791            --    4,808,305
Investments..............       64,000           --            --       64,000
Escrow deposit...........           --      388,760            --      388,760
Investments in
 Unrestricted
 Subsidiaries............    2,090,622           --    (2,090,622)          --
Goodwill and other
 intangible assets, net..      181,304      886,299            --    1,067,603
Other assets, net........      118,767       18,506            --      137,273
                            ----------   ----------   -----------   ----------
                            $6,549,656   $3,064,155   $(2,090,622)  $7,523,189
                            ==========   ==========   ===========   ==========
Current liabilities......   $  320,971   $  171,792   $        --   $  492,763
Long-term debt, less
 current maturities......    2,752,697      622,006            --    3,374,703
Other liabilities........       42,295      103,851            --      146,146
Minority interests.......       91,973       75,884            --      167,857
Redeemable preferred
 stock...................      869,415           --            --      869,415
Stockholders' equity.....    2,472,305    2,090,622    (2,090,622)   2,472,305
                            ----------   ----------   -----------   ----------
                            $6,549,656   $3,064,155   $(2,090,622)  $7,523,189
                            ==========   ==========   ===========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                         Three Months Ended September 30, 2001   Nine Months Ended September 30, 2001
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $131,142     $ 87,254    $ 218,396    $ 400,843     $259,922    $ 660,765
Costs of operations
 (exclusive of
 depreciation and
 amortization)               68,597       40,500      109,097      214,170      131,228      345,398
General and
 administrative.........     17,887        3,571       21,458       62,047       15,771       77,818
Corporate development...      2,235          444        2,679        8,557        1,333        9,890
Restructuring charges...     16,444        2,808       19,252       16,444        2,808       19,252
Asset write-down
 charges................      3,738           --        3,738       11,458        4,552       16,010
Non-cash general and
 administrative
 compensation charges...        872        1,077        1,949        2,616        2,108        4,724
Depreciation and
 amortization...........     44,731       33,794       78,525      129,239       98,133      227,372
                           --------     --------    ---------    ---------     --------    ---------
Operating income
 (loss).................    (23,362)       5,060      (18,302)     (43,688)       3,989      (39,699)
Interest and other
 income (expense).......      (496)        (966)      (1,462)        3,393        2,781        6,174
Interest expense and
 amortization of
 deferred financing
 costs..................    (66,526)     (12,565)     (79,091)    (182,661)     (36,260)    (218,921)
Provision for income
 taxes..................         --      (11,727)     (11,727)          --      (11,787)     (11,787)
Minority interests......        996         (744)         252        2,403       (1,288)       1,115
                           --------     --------    ---------    ---------     --------    ---------
Net loss................   $(89,388)    $(20,942)   $(110,330)   $(220,553)    $(42,565)   $(263,118)
                           ========     ========    =========    =========     ========    =========

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

                                                          1997 and  1999, 2000
                                                            1998     and 2001
                                                         Securities Securities
                                                         ---------- ----------
                                                           (In thousands of
                                                               dollars)
Tower Cash Flow, for the three months ended September
 30, 2001...............................................  $ 39,692   $ 39,692
                                                          ========   ========
Consolidated Cash Flow, for the twelve months ended
 September 30, 2001.....................................  $148,122   $160,630
Less: Tower Cash Flow, for the twelve months ended
 September 30, 2001.....................................  (135,366)  (135,366)
Plus: four times Tower Cash Flow, for the three months
 ended September 30, 2001...............................   158,768    158,768
                                                          --------   --------
Adjusted Consolidated Cash Flow, for the twelve months
 ended September 30, 2001...............................  $171,524   $184,032
                                                          ========   ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

5. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                     December 31, September 30,
                                                         2000         2001
                                                     ------------ -------------
                                                     (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares
 issued: December 31, 2000 -- 257,067 and September
 30, 2001 -- 282,441 (stated at mandatory
 redemption and aggregate liquidation value).......    $258,433     $283,942
8 1/4% Cumulative Convertible Redeemable Preferred
 Stock; shares issued: 200,000 (stated net of
 unamortized value of warrants; mandatory
 redemption and aggregate liquidation value of
 $200,000).........................................     195,383      195,691
6.25% Convertible Preferred Stock; shares issued:
 8,050,000 (stated net of unamortized issue costs;
 mandatory redemption and aggregate liquidation
 value of $402,500)................................     388,902      389,782
                                                       --------     --------
                                                       $842,718     $869,415
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     -------------------  --------------------
                                       2000      2001       2000       2001
                                     --------  ---------  ---------  ---------
                                      (In thousands of dollars, except per
                                                 share amounts)
Loss before extraordinary item.....  $(52,965) $(110,330) $(144,255) $(263,118)
Dividends on preferred stock.......   (16,353)   (19,000)   (39,571)   (58,770)
                                     --------  ---------  ---------  ---------
Loss before extraordinary item
 applicable to common stock for
 basic and diluted computations....   (69,318)  (129,330)  (183,826)  (321,888)
Extraordinary item.................        --         --     (1,495)        --
                                     --------  ---------  ---------  ---------
Net loss applicable to common stock
 for basic and diluted
 computations......................  $(69,318) $(129,330) $(185,321) $(321,888)
                                     ========  =========  =========  =========
Weighted-average number of common
 shares outstanding during the
 period for basic and diluted
 computations (in thousands).......   191,763    214,986    171,985    213,413
                                     ========  =========  =========  =========
Per common share -- basic and
 diluted:
  Loss before extraordinary item...  $  (0.36) $   (0.60) $   (1.07) $   (1.51)
  Extraordinary item...............        --         --      (0.01)        --
                                     --------  ---------  ---------  ---------
  Net loss.........................  $  (0.36) $   (0.60) $   (1.08) $   (1.51)
                                     ========  =========  =========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of September 30, 2001: (1) options to purchase 22,199,804 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

   The financial results for the Company's operating segments are as follows:

                                     Three Months Ended September 30, 2001
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   68,888  $  4,563  $   52,013  $ 20,758  $     --    $  146,222
  Network services and
   other................     57,070       621       5,972     8,511        --        72,174
                         ----------  --------  ----------  --------  --------    ----------
                            125,958     5,184      57,985    29,269        --       218,396
                         ----------  --------  ----------  --------  --------    ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     66,178     2,419      27,975    12,525        --       109,097
General and
 administrative.........     12,570     1,464       2,045     1,526     3,853        21,458
Corporate development...         --        --          --        --     2,679         2,679
                         ----------  --------  ----------  --------  --------    ----------
EBITDA..................     47,210     1,301      27,965    15,218    (6,532)       85,162
Restructuring charges...      7,142        --       1,839       969     9,302        19,252
Asset write-down
 charges................      1,733        --          --        --     2,005         3,738
Non-cash general and
 administrative
 compensation charges...        532        --       1,077        --       340         1,949
Depreciation and
 amortization...........     41,040     3,290      23,695    10,099       401        78,525
                         ----------  --------  ----------  --------  --------    ----------
Operating income
 (loss).................     (3,237)   (1,989)      1,354     4,150   (18,580)      (18,302)
Interest and other
 income (expense).......        (20)       90       1,535        73    (3,140)       (1,462)
Interest expense and
 amortization of
 deferred financing
 costs..................    (12,799)     (823)     (6,566)   (5,999)  (52,904)      (79,091)
Provision for income
 taxes..................         --        --     (11,727)       --        --       (11,727)
Minority interests......         98       898          --      (744)       --           252
                         ----------  --------  ----------  --------  --------    ----------
Net loss................ $  (15,958) $ (1,824) $  (15,404) $ (2,520) $(74,624)   $ (110,330)
                         ==========  ========  ==========  ========  ========    ==========
Capital expenditures.... $   83,119  $  2,419  $   42,828  $ 23,091  $    961    $  152,418
                         ==========  ========  ==========  ========  ========    ==========
Total assets (at period
 end)................... $3,623,469  $252,642  $1,786,298  $887,543  $973,237    $7,523,189
                         ==========  ========  ==========  ========  ========    ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                   Nine Months Ended September 30, 2001
                         --------------------------------------------------------------
                                                                Corporate
                                                       Crown     Office    Consolidated
                          CCUSA     CCAL      CCUK    Atlantic  and Other     Total
                         --------  -------  --------  --------  ---------  ------------
                                         (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $195,673  $12,024  $152,075  $60,292   $      --   $ 420,064
  Network services and
   other................  192,000    1,146    21,988   25,567          --     240,701
                         --------  -------  --------  -------   ---------   ---------
                          387,673   13,170   174,063   85,859          --     660,765
                         --------  -------  --------  -------   ---------   ---------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........  208,385    5,785    91,667   39,561          --     345,398
General and
 administrative.........   45,764    4,690     9,064    6,707      11,593      77,818
Corporate development...       --       --        48       --       9,842       9,890
                         --------  -------  --------  -------   ---------   ---------
EBITDA..................  133,524    2,695    73,284   39,591     (21,435)    227,659
Restructuring charges...    7,142       --     1,839      969       9,302      19,252
Asset write-down
 charges................    5,702       --     3,785      767       5,756      16,010
Non-cash general and
 administrative
 compensation charges...    1,595       --     2,108       --       1,021       4,724
Depreciation and
 amortization...........  119,922    8,050    67,965   30,168       1,267     227,372
                         --------  -------  --------  -------   ---------   ---------
Operating income
 (loss).................     (837)  (5,355)   (2,413)   7,687     (38,781)    (39,699)
Interest and other
 income (expense).......    1,519      165     3,281      243         966       6,174
Interest expense and
 amortization of
 deferred financing
 costs..................  (40,064)  (1,618)  (20,098) (16,162)   (140,979)   (218,921)
Provision for income
 taxes..................       --       --   (11,754)     (33)         --     (11,787)
Minority interests......     (271)   2,674        --   (1,288)         --       1,115
                         --------  -------  --------  -------   ---------   ---------
Net loss................ $(39,653) $(4,134) $(30,984) $(9,553)  $(178,794)  $(263,118)
                         ========  =======  ========  =======   =========   =========
Capital expenditures.... $295,457  $ 3,076  $182,475  $76,440   $   3,664   $ 561,112
                         ========  =======  ========  =======   =========   =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                  Three Months Ended September 30, 2000
                         -------------------------------------------------------------
                                                               Corporate
                                                      Crown     Office    Consolidated
                          CCUSA     CCAL     CCUK    Atlantic  and Other     Total
                         --------  -------  -------  --------  ---------  ------------
                                        (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 51,007  $ 2,325  $47,503  $16,339   $     --     $117,174
  Network services and
   other................   43,701       --    6,488    7,226         --       57,415
                         --------  -------  -------  -------   --------     --------
                           94,708    2,325   53,991   23,565         --      174,589
                         --------  -------  -------  -------   --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)             47,140    1,231   27,046    9,959         --       85,376
General and
 administrative.........   11,914    1,504    1,154    2,066      1,558       18,196
Corporate development...       --       --       90       --      2,132        2,222
                         --------  -------  -------  -------   --------     --------
EBITDA..................   35,654     (410)  25,701   11,540     (3,690)      68,795
Non-cash general and
 administrative
 compensation charges...       82       --      385       --        341          808
Depreciation and
 amortization...........   32,726    2,001   22,109    8,443        317       65,596
                         --------  -------  -------  -------   --------     --------
Operating income
 (loss).................    2,846   (2,411)   3,207    3,097     (4,348)       2,391
Interest and other
 income (expense).......      689      114       39       94      9,281       10,217
Interest expense and
 amortization of
 deferred financing
 costs..................  (13,201)     (46)  (7,783)  (4,498)   (39,970)     (65,498)
Provision for income
 taxes..................       (3)      --       --     (124)        --         (127)
Minority interests......     (155)   1,124       --     (917)        --           52
                         --------  -------  -------  -------   --------     --------
Net income (loss)....... $ (9,824) $(1,219) $(4,537) $(2,348)  $(35,037)    $(52,965)
                         ========  =======  =======  =======   ========     ========
Capital expenditures.... $118,477  $ 1,126  $25,933  $23,762   $  9,102     $178,400
                         ========  =======  =======  =======   ========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                   Nine Months Ended September 30, 2000
                         --------------------------------------------------------------
                                                                Corporate
                                                       Crown     Office    Consolidated
                          CCUSA     CCAL      CCUK    Atlantic  and Other     Total
                         --------  -------  --------  --------  ---------  ------------
                                         (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $126,928  $ 4,139  $144,077  $45,274   $      --   $ 320,418
  Network services and
   other................   87,846       --    18,764   20,130          34     126,774
                         --------  -------  --------  -------   ---------   ---------
                          214,774    4,139   162,841   65,404          34     447,192
                         --------  -------  --------  -------   ---------   ---------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   98,672    2,262    80,593   28,558          49     210,134
General and
 administrative.........   34,122    2,859     4,811    5,897       4,855      52,544
Corporate development...       --       --       660       --       5,755       6,415
                         --------  -------  --------  -------   ---------   ---------
EBITDA..................   81,980     (982)   76,777   30,949     (10,625)    178,099
Non-cash general and
 administrative
 compensation charges...      149       --       449       --       1,021       1,619
Depreciation and
 amortization...........   84,389    3,292    54,309   24,450         925     167,365
                         --------  -------  --------  -------   ---------   ---------
Operating income
 (loss).................   (2,558)  (4,274)   22,019    6,499     (12,571)      9,115
Interest and other
 income (expense).......    3,401      341       365      790      17,689      22,586
Interest expense and
 amortization of
 deferred financing
 costs..................  (28,827)     (92)  (24,488) (12,939)   (107,641)   (173,987)
Provision for income
 taxes..................      (18)      --       (21)    (124)         --        (163)
Minority interests......      255    2,089    (2,333)  (1,817)         --      (1,806)
Extraordinary item......   (1,495)      --        --       --          --      (1,495)
                         --------  -------  --------  -------   ---------   ---------
Net income (loss)....... $(29,242) $(1,936) $ (4,458) $(7,591)  $(102,523)  $(145,750)
                         ========  =======  ========  =======   =========   =========
Capital expenditures.... $283,103  $ 1,566  $ 69,525  $72,768   $  10,043   $ 437,005
                         ========  =======  ========  =======   =========   =========

10. Restructuring Charges and Asset Write-Down Charges

   In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company has reduced its global staff by approximately 311 full-time employees, is closing five offices in the United States and is closing its development offices in Brazil and Europe. The Company anticipates that the actions to be taken for the restructuring will be substantially completed by the end of 2001. In connection with the restructuring, the Company recorded non-recurring cash charges of $19,252,000 during the third quarter of 2001 related to employee severance payments and costs of office closures. At September 30, 2001, other accrued liabilities includes $13,374,000 related to these charges.

   The Company has recorded non-cash charges of $16,010,000 during the nine months ended September 30, 2001 related to the write-down of certain inventories, property and equipment, and other assets.

11. Provision for Income Taxes

   The provision for income taxes of $11,727,000 for the third quarter of 2001 represents a non-cash deferred tax liability recognized by CCUK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of September 30, 2001 and our consolidated results of operations for the three- and nine- month periods ended September 30, 2000 and 2001. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters, the success or failure of our efforts to implement our businesss strategy and the following:

  . We may be unable to manage our significant growth.

  . Our substantial level of indebtedness could adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

  . If we are unable to service our indebtedness, our indebtedness may be accelerated.

  . Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.

  . We may be unable to raise the significant capital required to fund our operations and make acquisitions.

  . We may not be able to construct or acquire new towers at the pace and in the locations that we desire.

  . Our business depends on the demand for wireless communications.

  . Demand for our network services business is very volatile which causes our network services operating results to vary significantly for any particular period.

  . We operate in an increasingly competitive industry and many of our competitors have significantly more resources than we do.

  . Technology changes may significantly reduce the demand for towers.

  . 3G and other technologies may not deploy as rapidly or in the manner projected.

  . Carrier consolidation may significantly reduce the demand for towers and wireless communication sites.

  . Network sharing and other agreements among our customers may act as alternatives to leasing sites from us.

  . Extensive regulations, which could change at any time, govern our business and industry, and we could fail to comply with these regulations.

  . We could suffer from future claims if radio frequency emissions from equipment on our towers is demonstrated to cause negative health effects.

  . Our international operations expose us to changes in foreign currency exchange rates.

  . We are heavily dependent on our senior management.

Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. More information about potential factors which could affect the Company's financial results is included in the Risk Factors sections of the Company's filings with the Securities and Exchange Commission.

   The following discussion should be read in conjunction with the response to
Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

 Results of Operations

   During 2000 we completed the transactions with BellSouth, BellSouth DCS and GTE. Additionally, during 2000 Crown Atlantic acquired the Frontier towers from Bell Atlantic Mobile, and CCAL completed the substantial portion of the transaction with Cable & Wireless Optus. Results of operations of these acquired towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three and nine months ended September 30, 2000 are not comparable to the results of operations for the three and nine months ended September 30, 2001.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                          Three Months Ended      Three Months Ended   Nine Months Ended    Nine Months Ended
                          September 30, 2000      September 30, 2001   September 30, 2000   September 30, 2001
                          ----------------------  -------------------  -------------------  -------------------
                                       Percent               Percent              Percent              Percent
                                       of Net                 of Net               of Net               of Net
                           Amount     Revenues     Amount    Revenues   Amount    Revenues   Amount    Revenues
                          ----------  ----------  ---------  --------  ---------  --------  ---------  --------
                                                   (In thousands of dollars)
Net revenues:
 Site rental and
  broadcast
  transmission..........  $  117,174      67.1 %  $ 146,222    67.0 %  $ 320,418    71.7 %  $ 420,064    63.6 %
 Network services and
  other.................      57,415      32.9       72,174    33.0      126,774    28.3      240,701    36.4
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
   Total net revenues...     174,589     100.0      218,396   100.0      447,192   100.0      660,765   100.0
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
Operating expenses:
 Costs of operations:
 Site rental and
  broadcast
  transmission..........      50,383      43.0       58,856    40.3      139,233    43.5      176,150    41.9
 Network services and
  other.................      34,993      60.9       50,241    69.6       70,901    55.9      169,248    70.3
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
   Total costs of
    operations..........      85,376      48.9      109,097    50.0      210,134    47.0      345,398    52.3
 General and
  administrative........      18,196      10.4       21,458     9.8       52,544    11.8       77,818    11.8
 Corporate development..       2,222       1.3        2,679     1.2        6,415     1.4        9,890     1.5
 Restructuring charges..          --        --       19,252     8.8           --      --       19,252     2.9
 Asset write-down
  charges...............          --        --        3,738     1.7           --      --       16,010     2.4
 Non-cash general and
  administrative
  compensation charges..         808       0.4        1,949     0.9        1,619     0.4        4,724     0.7
 Depreciation and
  amortization..........      65,596      37.6       78,525    36.0      167,365    37.4      227,372    34.4
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
Operating income
 (loss).................       2,391       1.4      (18,302)   (8.4)       9,115     2.0      (39,699)   (6.0)
Other income (expense):
 Interest and other
  income (expense)......      10,217       5.8       (1,462)   (0.7)      22,586     5.1        6,174     0.9
 Interest expense and
  amortization of
  deferred financing
  costs.................     (65,498)    (37.5)     (79,091)  (36.2)    (173,987)  (38.9)    (218,921)  (33.1)
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
Loss before income
 taxes, minority
 interests and
 extraordinary item.....     (52,890)    (30.3)     (98,855)  (45.3)    (142,286)  (31.8)    (252,446)  (38.2)
Provision for income
 taxes..................        (127)     (0.1)     (11,727)   (5.3)        (163)   (0.1)     (11,787)   (1.8)
Minority interests......          52       0.1          252     0.1       (1,806)   (0.4)       1,115     0.2
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
Loss before
 extraordinary item.....     (52,965)    (30.3)    (110,330)  (50.5)    (144,255)  (32.3)    (263,118)  (39.8)
Extraordinary item--loss
 on early extinguishment
 of debt................          --        --           --      --       (1,495)   (0.3)          --      --
                          ----------   -------    ---------   -----    ---------   -----    ---------   -----
Net loss................  $  (52,965)    (30.3)%  $(110,330)  (50.5)%  $(145,750)  (32.6)%  $(263,118)  (39.8)%
                          ==========   =======    =========   =====    =========   =====    =========   =====

 Comparison of Three Months Ended September 30, 2001 and 2000

   Consolidated revenues for the three months ended September 30, 2001 were $218.4 million, an increase of $43.8 million from the three months ended September 30, 2000. This increase was primarily attributable to:

  (1) a $29.0 million, or 24.8%, increase in site rental and broadcast transmission revenues, of which $4.5 million was attributable to CCUK, $4.4 million was attributable to Crown Atlantic, $2.2 million was attributable to CCAL and $17.9 million was attributable to CCUSA,

  (2) a $13.4 million increase in network services and other revenues from CCUSA,

  (3) a $1.3 million increase in network services and other revenues from Crown Atlantic, and

  (4) $0.6 million in network services and other revenues from CCAL, partially offset by

  (5) a $0.5 million decrease in network services and other revenues from CCUK.

   Costs of operations for the three months ended September 30, 2001 were $109.1 million, an increase of $23.7 million from the three months ended September 30, 2000. This increase was primarily attributable to:


  (1) an $8.5 million increase in site rental and broadcast transmission costs, of which $1.6 million was attributable to CCUK, $1.2 million was attributable to Crown Atlantic, $0.6 million was attributable to CCAL and $5.0 million was attributable to CCUSA,

  (2) a $14.0 million increase in network services costs related to CCUSA,

  (3) a $1.4 million increase in network services costs from Crown Atlantic, and

  (4) $0.6 million in network services costs from CCAL, partially offset by

  (5) a $0.7 million decrease in network services costs from CCUK.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues were 40.3% for the three months ended September 30, 2001 as compared to 43.0% for the three months ended September 30, 2000, due to higher margins attributable to the CCUSA, CCAL, CCUK and Crown Atlantic operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 69.6% for the three months ended September 30, 2001 from 60.9% for the three months ended September 30, 2000, as lower margins from the CCUSA and Crown Atlantic operations were partially offset by higher margins from the CCUK operations.

   General and administrative expenses for the three months ended September 30, 2001 were $21.5 million, an increase of $3.3 million from the three months ended September 30, 2000. This increase was primarily attributable to:

  (1) a $0.7 million increase in expenses related to the CCUSA operations,

  (2) a $2.3 million increase in expenses at our corporate office, and

  (3) a $0.9 million increase in expenses at CCUK, partially offset by

  (4) a $0.5 million decrease in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues were 9.8% for the three months ended September 30, 2001 as compared to 10.4% for the three months ended September 30, 2000. Lower overhead costs as a percentage of revenues for CCUSA and Crown Atlantic were largely offset by higher overhead costs as a percentage of revenues for CCUK.

   Corporate development expenses for the three months ended September 30, 2001 were $2.7 million, compared to $2.2 million for the three months ended September 30, 2000. This increase was primarily attributable to an increase in expenses at our corporate office.

   For the three months ended September 30, 2001, we recorded non-recurring cash charges of $19.3 million in connection with a restructuring of our business announced in July 2001 (see "--Restructuring Charges"). Such charges related to employee severance payments and costs of office closures.

   For the three months ended September 30, 2001, we recorded asset write-down charges of $3.7 million in connection with a restructuring of our business announced in July 2001 (see "--Restructuring Charges"). Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets.

   For the three months ended September 30, 2001, we recorded non-cash general and administrative compensation charges of $1.9 million related to the issuance of stock and stock options to certain employees and executives, compared to $0.8 million for the three months ended September 30, 2000.

   Depreciation and amortization for the three months ended September 30, 2001 was $78.5 million, an increase of $12.9 million from the three months ended September 30, 2000. This increase was primarily attributable to:

  (1) a $1.6 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $1.7 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) a $1.3 million increase in depreciation and amortization related to property and equipment from CCAL, and

  (4) an $8.3 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the three months ended September 30, 2001 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings, offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts and

  (3) our share of losses incurred by unconsolidated affiliates.

   Interest expense and amortization of deferred financing costs for the three months ended September 30, 2001 was $79.1 million, an increase of $13.6 million, or 20.8%, from the three months ended September 30, 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 9 3/8% senior notes.

   The provision for income taxes of $11.7 million for the three months ended September 30, 2001 represents a non-cash deferred tax liability recognized by CCUK.

   Minority interests represent the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

 Comparison of Nine Months Ended September 30, 2001 and 2000

   Consolidated revenues for the nine months ended September 30, 2001 were $660.8 million, an increase of $213.6 million from the nine months ended September 30, 2000. This increase was primarily attributable to:

  (1) a $99.6 million, or 31.1%, increase in site rental and broadcast transmission revenues, of which $8.0 million was attributable to CCUK, $15.0 million was attributable to Crown Atlantic, $7.9 million was attributable to CCAL and $68.7 million was attributable to CCUSA,

  (2) a $104.2 million increase in network services and other revenues from CCUSA,

  (3) a $3.2 million increase in network services and other revenues from CCUK,

  (4) a $5.4 million increase in network services and other revenues from Crown Atlantic, and

  (5) $1.1 million in network services and other revenues from CCAL.

   Costs of operations for the nine months ended September 30, 2001 were $345.4 million, an increase of $135.3 million from the nine months ended September 30, 2000. This increase was primarily attributable to:

  (1) a $36.9 million increase in site rental and broadcast transmission costs, of which $6.7 million was attributable to CCUK, $5.1 million was attributable to Crown Atlantic, $2.5 million was attributable to CCAL and $22.7 million was attributable to CCUSA,

  (2) an $87.0 million increase in network services costs related to CCUSA,

  (3) a $4.3 million increase in network services costs from CCUK,

  (4) a $6.0 million increase in network services costs from Crown Atlantic, and

  (5) $1.1 million in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues were 41.9% for the nine months ended September 30, 2001 as compared to 43.5% for the nine months ended September 30, 2000, as higher margins attributable to the CCUSA, CCAL and Crown Atlantic operations were offset by lower margins from the CCUK operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 70.3% for the nine months ended September 30, 2001 from 55.9% for the nine months ended September 30, 2000, primarily due to lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the nine months ended September 30, 2001 were $77.8 million, an increase of $25.3 million from the nine months ended September 30, 2000. This increase was primarily attributable to:

  (1) an $11.6 million increase in expenses related to the CCUSA operations,

  (2) a $6.7 million increase in expenses at our corporate office,

  (3) a $0.8 million increase in expenses at Crown Atlantic,

  (4) a $4.3 million increase in expenses at CCUK, and

  (5) a $1.8 million increase in expenses at CCAL.

General and administrative expenses as a percentage of revenues were 11.8% for the nine months ended September 30, 2001, unchanged from the nine months ended September 30, 2000. Higher overhead costs as a percentage of revenues for CCUK were largely offset by lower overhead costs as a percentage of revenues for CCUSA, Crown Atlantic and CCAL.

   Corporate development expenses for the nine months ended September 30, 2001 were $9.9 million, compared to $6.4 million for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in expenses at our corporate office.

   For the nine months ended September 30, 2001, we recorded non-recurring cash charges of $19.3 million in connection with a restructuring of our business announced in July 2001 (see "--Restructuring Charges"). Such charges related to employee severance payments and costs of office closures.

   For the nine months ended September 30, 2001, we recorded asset write-down charges of $16.0 million in connection with a restructuring of our business announced in July 2001 (see "--Restructuring Charges"). Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets.

   For the nine months ended September 30, 2001, we recorded non-cash general and administrative compensation charges of $4.7 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.6 million for the nine months ended September 30, 2000.

   Depreciation and amortization for the nine months ended September 30, 2001 was $227.4 million, an increase of $60.0 million from the nine months ended September 30, 2000. This increase was primarily attributable to:

  (1) a $13.7 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $5.7 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) a $4.8 million increase in depreciation and amortization related to property and equipment from CCAL, and

  (4) a $35.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for the nine months ended September 30, 2001 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings, offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts and

  (3) our share of losses incurred by unconsolidated affiliates.

   Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2001 was $218.9 million, an increase of $44.9 million, or 25.8%, from the nine months ended September 30, 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 10 3/4% senior notes and the 9 3/8% senior notes.

   The provision for income taxes of $11.8 million for the nine months ended September 30, 2001 consists primarily of a non-cash deferred tax liability recognized by CCUK

   Minority interests represent the minority shareholder's 20% interest in CCUK's operations (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

   The extraordinary loss on early extinguishment of debt for the nine months ended September 30, 2000 represents the write-off of unamortized deferred financing costs related to CCUSA's prior credit facility.

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

   For the nine months ended September 30, 2000 and 2001, our net cash provided by operating activities was $117.6 million and $78.7 million, respectively. For the nine months ended September 30, 2000 and 2001, our net cash provided by financing activities was $1,690.4 million and $1,088.9 million, respectively. Our primary financing-related activities in the first nine months of 2001 included the following:

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

   Capital expenditures were $561.1 million for the nine months ended September 30, 2001, of which $3.7 million were for CCIC, $295.5 million were for CCUSA, $76.4 million were for Crown Atlantic, $182.5 million were for CCUK and $3.1 million were for CCAL. We anticipate that we will build, through the end of 2001, approximately 700 towers in the United States at a cost of approximately $161.0 million and approximately 800 towers in the United Kingdom at a cost of approximately $175.0 million. We also expect to spend approximately $120.0 million in the United States to improve the structural capacity of our domestic towers.

   On April 27, 2001, we entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay"). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of our investment in RaiWay amounted to approximately $383.8 million in cash, and such amount was deposited into a Euro-denominated escrow account upon execution of the Share Purchase Agreement. The transaction was subject to approval by the Italian regulatory authorities and, in October 2001, we were notified that the Italian Minister of Communication had declined to approve the transaction. Pursuant to the terms of the agreement, the escrow deposit was returned to us in November 2001.

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

   As of September 30, 2001, we had consolidated cash and cash equivalents of $536.7 million (including $15.3 million at CCUSA, $161.0 million at CCUK, $4.5 million at Crown Atlantic and $13.6 million at CCAL), consolidated long-term debt of $3,389.4 million, consolidated redeemable preferred stock of $869.4 million and consolidated stockholders' equity of $2,472.3 million.

   As of November 1, 2001, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $45.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)30.0 million ($44.1 million). As of November 1, 2001, our subsidiaries had approximately $500.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million, $53.8 million, and $42.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($16.5 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

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

 Restructuring Charges

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we have reduced our global staff by approximately 311 full-time employees; we are closing five offices in the United States; and we are closing our development offices in Brazil and Europe. We anticipate that the actions to be taken for the restructuring will be substantially completed by the end of 2001. In connection with the restructuring, we recorded non-recurring cash charges of approximately $19.3 million during the third quarter of 2001 related to employee severance payments and costs of office closures.

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

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                            September 30, 2001
                           ----------------------------------------------------
                             Company
                               and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  371,199   $  165,496   $        --   $  536,695
Other current assets.....      385,250      135,303            --      520,553
Property and equipment,
 net.....................    3,338,514    1,469,791            --    4,808,305
Investments..............       64,000           --            --       64,000
Escrow deposit...........           --      388,760            --      388,760
Investments in
 Unrestricted
 Subsidiaries............    2,090,622           --    (2,090,622)          --
Goodwill and other
 intangible assets, net..      181,304      886,299            --    1,067,603
Other assets, net........      118,767       18,506            --      137,273
                            ----------   ----------   -----------   ----------
                            $6,549,656   $3,064,155   $(2,090,622)  $7,523,189
                            ==========   ==========   ===========   ==========
Current liabilities......   $  320,971   $  171,792   $        --   $  492,763
Long-term debt, less
 current maturities......    2,752,697      622,006            --    3,374,703
Other liabilities........       42,295      103,851            --      146,146
Minority interests.......       91,973       75,884            --      167,857
Redeemable preferred
 stock...................      869,415           --            --      869,415
Stockholders' equity.....    2,472,305    2,090,622    (2,090,622)   2,472,305
                            ----------   ----------   -----------   ----------
                            $6,549,656   $3,064,155   $(2,090,622)  $7,523,189
                            ==========   ==========   ===========   ==========

                         Three Months Ended September 30, 2001   Nine Months Ended September 30, 2001
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $131,142     $ 87,254    $ 218,396    $ 400,843     $259,922    $ 660,765
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     68,597       40,500      109,097      214,170      131,228      345,398
General and
 administrative.........     17,887        3,571       21,458       62,047       15,771       77,818
Corporate development...      2,235          444        2,679        8,557        1,333        9,890
Restructuring charges...     16,444        2,808       19,252       16,444        2,808       19,252
Asset write-down
 charges................      3,738           --        3,738       11,458        4,552       16,010
Non-cash general and
 administrative
 compensation charges...        872        1,077        1,949        2,616        2,108        4,724
Depreciation and
 amortization...........     44,731       33,794       78,525      129,239       98,133      227,372
                           --------     --------    ---------    ---------     --------    ---------
Operating income
 (loss).................    (23,362)       5,060      (18,302)     (43,688)       3,989      (39,699)
Interest and other
 income (expense).......       (496)        (966)      (1,462)       3,393        2,781        6,174
Interest expense and
 amortization of
 deferred financing
 costs..................    (66,526)     (12,565)     (79,091)    (182,661)     (36,260)    (218,921)
Provision for income
 taxes..................         --      (11,727)     (11,727)          --      (11,787)     (11,787)
Minority interests......        996         (744)         252        2,403       (1,288)       1,115
                           --------     --------    ---------    ---------     --------    ---------
Net loss................   $(89,388)    $(20,942)   $(110,330)   $(220,553)    $(42,565)   $(263,118)
                           ========     ========    =========    =========     ========    =========

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

                                                          1997 and  1999, 2000
                                                            1998     and 2001
                                                         Securities Securities
                                                         ---------- ----------
                                                           (In thousands of
                                                               dollars)
Tower Cash Flow, for the three months ended September
 30, 2001...............................................  $ 39,692   $ 39,692
                                                          ========   ========
Consolidated Cash Flow, for the twelve months ended
 September 30, 2001.....................................  $148,122   $160,630
Less: Tower Cash Flow, for the twelve months ended
 September 30, 2001.....................................  (135,366)  (135,366)
Plus: four times Tower Cash Flow, for the three months
 ended September 30, 2001...............................   158,768    158,768
                                                          --------   --------
Adjusted Consolidated Cash Flow, for the twelve months
 ended
 September 30, 2001.....................................  $171,524   $184,032
                                                          ========   ========

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

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS 121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. We will adopt the requirements of SFAS 144 as of January 1, 2002.

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

   As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources", we have deposited approximately $383.8 million in cash into a Euro-denominated escrow account in connection with the RaiWay transaction. At the time of the deposit, the funds were exchanged at an average rate of Euro 1.00 = $0.8984. On September 30, 2001, the balance in the escrow account was translated into U.S. dollars for financial reporting purposes using an exchange rate of Euro
1.00 = $0.9099, resulting in a foreign currency translation gain of approximately $4.9 million. This currency translation gain has been recorded in our financial statements in other comprehensive income (loss). Since approval of the transaction was not received from the Italian regulatory authorities, the escrow deposit was returned to us in November 2001. As a result, we will recognize a foreign exchange gain in the fourth quarter of 2001 of approximately $0.8 million in our results of operations as other income (expense).

                          PART II--OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

     11.1 Computation of Net Loss Per Common Share

     12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to
          Combined Fixed Charges and Preferred Stock Dividends


   (b) Reports on Form 8-K:

   The Registrant filed a Current Report on Form 8-K dated August 15, 2001 with the SEC on August 23, 2001 reporting under Item 5 thereof the appointment of John P. Kelly as President and Chief Executive Officer of the Company effective August 20, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN CASTLE INTERNATIONAL CORP.

Date: November 12, 2001                         /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                              Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                              (Principal Financial Officer)

Date: November 12, 2001                         /s/ Wesley D. Cunningham
                                          By: _________________________________
                                                  Wesley D. Cunningham
                                              Senior Vice President, Chief
                                                        Accounting
                                            Officer and Corporate Controller
                                             (Principal Accounting Officer)