Form 10-K
period 2001-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2002-04-01
CIK 1051470

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      Title of Each Class of Securities
 Registered Pursuant to Section 12(b) of the                Name of Exchange
       Securities Exchange Act of 1934                     on Which Registered
 -------------------------------------------               -------------------
        Common Stock, $.01 par value                     New York Stock Exchange


  Rights to Purchase Series A Participating              New York Stock Exchange
         Cumulative Preferred Stock

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act
                                of 1934: NONE.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $935.4 million as of March 15, 2002 based on the New York Stock Exchange closing price of $7.60 per share.

                   Applicable Only to Corporate Registrants

   As of March 15, 2002, there were 219,842,529 shares of Common Stock outstanding and 0 shares of Class A Common Stock outstanding.

                      Documents Incorporated by Reference

   The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CROWN CASTLE INTERNATIONAL CORP.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                    PART I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   32
 Item 3.  Legal Proceedings.............................................   32
 Item 4.  Submissions of Matters to a Vote of Security Holders..........   32


                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   33
 Item 6.  Selected Financial Data.......................................   34
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   36
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   54
 Item 8.  Financial Statements and Supplementary Data...................   56
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   92


                                   PART III
 Item 10. Directors and Executive Officers of the Registrant............   92
 Item 11. Executive Compensation........................................   92
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   92
 Item 13. Certain Relationships and Related Transactions................   92


                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   92

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

                                    PART I

Item 1. Business

Overview

   We are a leading owner and operator (including via lessee/sublessee and management arrangements) of towers (including co-locatable rooftops) and transmission networks for wireless communications and broadcast transmission companies. As of December 31, 2001, we owned, leased or managed 15,116 towers and rooftops, including 10,638 sites in the United States and Puerto Rico, 3,087 sites in the United Kingdom and 1,391 sites in Australia. Our customers currently include many of the world's major wireless communications and broadcast companies, including Verizon, Cingular, Nextel, VoiceStream, Sprint PCS, AT&T Wireless, SingTel Optus, Vodafone, BT Cellnet (an mmO2 company), One 2 One, Hutchison 3G UK Limited and the British Broadcasting Corporation (the "BBC").

   Our strategy is to use our leading domestic and international position to increase our revenue per site by increasing the utilization of our sites by wireless and broadcast companies for antenna space, and to continue to build, acquire and operate new towers and wireless and transmission networks and infrastructure through opportunities created by:

  . the transfer to third parties, or outsourcing, of tower ownership and management by major wireless carriers;

  . the need for existing wireless carriers to expand coverage and improve network capacity;

  . the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry; and

  . the introduction of wireless technologies including broadband data, or "3G" technology.

   Our main businesses are leasing (including licensing) antenna space on wireless and broadcast towers that can accommodate multiple tenants ("co-location") and operating analog and digital broadcast transmission networks and wireless networks. We also provide related services to our customers, including network design, radio frequency engineering, site acquisition, site development and project management, antenna installation and network management and maintenance. We believe that our service capabilities and asset portfolio are key competitive advantages in capturing a significant share of the antenna demand by wireless communications carriers and the demand for broadcast transmission network management.

   Our primary business in the United States is the leasing of antenna space on our sites to wireless carriers. Our tower portfolio consists primarily of concentrations of towers in various metropolitan areas, or "tower clusters." We believe that by owning and managing large tower clusters we are able to offer customers the ability to fulfill rapidly and efficiently their network expansion and coverage plans across particular markets or regions. As of December 31, 2001, 52% of our towers were located in the 50 largest basic trading areas, or "BTAs", in the U.S., and 70% of our towers were located in the 100 largest BTAs.

   Our primary businesses in the United Kingdom, which is conducted through our wholly owned subsidiary Crown Castle UK Limited, or "CCUK", are the operation of television and radio broadcast transmission networks and the leasing of antenna space to wireless carriers. Following our 1997 acquisition of the BBC's broadcast and tower infrastructure, we were awarded long-term contracts to provide the BBC and other broadcasters analog and digital transmission services. We also lease antenna space to wireless operators in the United Kingdom on the towers we acquired from the BBC, as well as on various towers that we acquired from wireless carriers or that we have constructed. CCUK has executed agreements with certain 3G license holders in the UK pursuant to which such license holders will lease space on certain CCUK sites which are expected to be used in connection with such companies' 3G network rollout. See "Business--The Company--U.K. Operations--Significant Contracts--Hutchison 3G Agreement" and "--BT Cellnet Agreement".

   Our primary business in Australia, which is conducted through Crown Castle Australia Pty Limited, or "CCAL", is the leasing of antenna space to wireless carriers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd on behalf of a group of professional and institutional investors led by Jump Capital Limited. We currently operate 1,391 towers in Australia, of which 716 were purchased from Cable & Wireless Optus (now SingTel Optus Pty Limited), or "Optus", during 2000, and 643 were purchased from Vodafone Australia in April 2001. These towers provide CCAL with a strategic presence in all of Australia's licensed regions, including Sydney, Melbourne, Brisbane, Adelaide and Perth. CCAL is now the largest independent tower owner in Australia. See "Business--The Company--Australia Operations".

   We believe our towers are attractive to a diverse range of wireless communications industries, including personal communications services, cellular, enhanced specialized mobile radio, specialized mobile radio, 3G, paging, and fixed microwave, as well as radio and television broadcasting. In the United States our major customers include Verizon, Cingular, VoiceStream, Nextel, Sprint PCS and AT&T Wireless. In the United Kingdom our major customers include the BBC, BT Cellnet (an mmO2 company), NTL, ITVdigital (formerly called ONdigital), One 2 One, Orange and Hutchison 3G. Our principal customers in Australia are Optus, Vodafone Australia and Hutchison.

   We are continuing our ongoing construction program to strategically expand our tower portfolios. In 2001, we constructed 1,464 towers. In 2002, we plan to construct approximately 900 to 1,100 towers, at an estimated aggregate cost of approximately $185 million (excluding payments under our British Telecom agreement), for lease to wireless carriers such as Verizon, Cingular, Nextel, Hutchison 3G and BT Cellnet (an mmO2 company). The actual number of towers built may vary depending on acquisition opportunities and potential build-to-suit contracts from our wireless customers.

Growth Strategy

   Our objective is to become the premier owner and operator of tower (including co-locatable rooftop sites) and transmission networks for wireless communications and broadcast companies. We believe our experience in expanding and marketing our tower clusters, as well as our experience in owning and operating analog and digital transmission networks, positions us to accomplish this objective. The key elements of our business strategy are to:

  . Grow Revenue Organically. We are seeking to increase the utilization of our strategically located communications sites by increasing the number of antenna leases on our owned and managed communications sites. Many of our towers have capacity available for additional antenna space rental. We believe there is demand for such co-location capacity both from existing carriers and broadcasters and from new carriers and broadcasters. New entrants are able to launch service quickly and efficiently by designing the deployment of their networks based on our existing tower portfolios. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our constructed and acquired towers.

  . Grow EBITDA. We are seeking to take advantage of the operating leverage afforded by the relatively fixed nature of the operating costs associated with our site rental business. The majority of the operating costs of our site rental business consist of ground lease expense, property taxes, repair and maintenance, utilities and salaries, which tend to escalate at approximately the rate of inflation. Consequently, if increased utilization of tower capacity is achieved at low incremental cost, our site rental business should experience operating margin expansion and growth in site-level "EBITDA", or earnings before interest, taxes and depreciation.

  . Allocate Capital Efficiently. We seek to expand our existing tower portfolios through the selective acquisition and build of strategically located towers that will improve the coverage of our existing tower portfolios and increase their attractiveness. With respect to tower acquisitions, we may seek to acquire such sites from major wireless carriers to assume ownership of their existing towers directly or through joint ventures (such as our two joint ventures with Verizon Communications) or to control their towers through contractual arrangements. We may also acquire towers from other companies in the tower industry, either through direct acquisitions, tower exchanges or other means. With respect to tower builds, leveraging on our ability to offer a wide range of related services, we intend to selectively build new towers for wireless carriers as they expand and fill in their service areas and deploy new technologies requiring additional communications sites. Our decisions to invest additional capital in selective acquisitions or build activities are generally based upon whether such investments are expected to achieve our risk-adjusted return on investment hurdle rates.

  . Extend Revenue Around Our Existing Assets. We are seeking to leverage the skills of our personnel in the United States, the United Kingdom and Australia. We believe that our ability to manage networks, including the transmission of signals, will be an important competitive advantage in our pursuit of growth opportunities, as evidenced by our transactions with the BBC, One 2 One, Verizon Communications, BellSouth, Powertel, Optus and Vodafone Australia. With our wireless communications and broadcast transmission network design and radio frequency engineering expertise, we are well positioned to extend our services beyond the leasing of tower space to other potentially shareable activities, such as antenna and base station maintenance, shared microwave backhaul and network monitoring.

The Company

   We operate our business through our subsidiaries primarily in three geographic areas--the United States, the United Kingdom and Australia. We conduct our U.S. operations principally through certain wholly owned subsidiaries of Crown Castle Operating Company and our two joint ventures with Verizon Communications. CCUK is our principal U.K. operating subsidiary, and CCAL, a joint venture between us and Permanent Nominees (Aust) Ltd, is our principal Australian operating subsidiary. We also use subsidiaries to hold the assets we acquire or control as a result of various transactions we have engaged or may engage in from time to time.

 U.S. Operations

   Overview

   Our primary business in the United States is the leasing of antenna space on multiple tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we maintain in-house expertise in, and offer our customers, infrastructure and network support services, including network design and site selection, site acquisition, site development and project management and antenna installation.

   We lease antenna space to our customers on our owned, leased and managed towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site rental leases that are typically five years with renewal options. Our U.S. customers include such companies as Verizon, Cingular, VoiceStream, Nextel, Sprint PCS and AT&T Wireless. We also provide tower space to private network operators and various federal and local government agencies, such as the FBI, the IRS, the DEA and the U.S. Postal Service.

   At December 31, 2001, we owned 10,638 sites in the United States and Puerto Rico. These towers are located predominantly in the eastern, midwestern and southwestern United States, along with Puerto Rico. A substantial number of our towers were acquired through transactions consummated within the past three years. In addition, we may consider and enter into arrangements with other wireless carriers and independent tower operators to acquire additional towers or tower portfolios.

   Through the Powertel acquisition, which closed in June 1999, we control and operate approximately 670 towers. These towers represented substantially all of the towers owned by Powertel (now a part of VoiceStream) in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are clustered in seven southeastern states providing coverage of such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast. These towers are complementary to BellSouth Mobility's 850 MHz tower portfolio in the southeast and have minimal coverage overlap. Substantially all of the Powertel towers are over 100 feet tall and can accommodate multiple tenants.

   Through the BellSouth Mobility and BellSouth DCS (now part of Cingular) transactions, which were substantially completed in September 2000, we control and operate approximately 2,700 towers. These towers represented (1) substantially all of the towers in BellSouth Mobility's 850 MHz wireless network in the southeastern and midwestern United States providing coverage of 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis and (2) substantially all of the towers in BellSouth DCS's 1.9 GHz wireless network in North Carolina, South Carolina, east Tennessee and parts of Georgia. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   Our joint venture with Verizon Communications relating to the Bell Atlantic Mobile towers (the "Bell Atlantic JV") controlled and operated approximately 2,010 towers as of December 31, 2001. Through our joint venture with Verizon Communications relating to the GTE Wireless towers (the "GTE JV"), we controlled and operated approximately 2,930 towers as of December 31, 2001. These towers represent substantially all the towers now used in the 850 MHz wireless network of Verizon Wireless in the eastern, midwestern, southwestern and Pacific coast areas of the United States and provide coverage of 22 of the top 50 U.S. metropolitan areas, including New York, Chicago, Houston, Washington, D.C., Philadelphia, Boston, Phoenix and San Francisco. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants. We currently own 56.9% of the Bell Atlantic JV, and Verizon Communications owns the remaining 43.1%. We currently own 82.2% of the GTE JV, and Verizon Communications owns the remaining 17.8%.

   The agreements relating to our joint ventures with Verizon Communications provide that upon a dissolution of either venture and following satisfaction (or adequate provision for satisfaction) of such venture's liabilities, we will receive all the assets of the dissolved venture, other than any shares of our common stock then held by the venture that were contributed by us as capital contributions, all of which shares will be distributed to the applicable Verizon Communications partner. In exchange for the distribution of the venture's assets to us, we will pay to the applicable Verizon Communications partner the then fair market value of such partner's interest in the venture, excluding an agreed venture interest relating to the common stock held by the venture and distributed to such partner. A dissolution of either venture may be triggered (1) by the Verizon Communications partner at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary in the case of the Bell Atlantic JV). As of December 31, 2001, assuming the distribution of the shares of common stock held by the ventures to the Verizon Communications partner, the interest of the Verizon Communications partner in the GTE JV and the Bell Atlantic JV would have been approximately 11.0% and 24.1%, respectively. As payment to our venture partner, the dissolution of the GTE JV would require us to deliver cash, and the dissolution of the Bell Atlantic JV would require us to deliver cash or common stock at our option; such payments may negatively impact our liquidity or cause dilution of our common stock. The GTE JV was formed on January 31, 2000, and the Bell Atlantic JV was formed on March 31, 1999. Additional information regarding the joint venture dissolution terms can be found in the text of our prior filings with the Securities and Exchange Commission ("SEC") and in the relevant joint venture agreements, which have been filed as exhibits to certain of our prior SEC filings.

   Each of our joint ventures with Verizon Communications entered into master build-to-suit agreements under which each joint venture will build and own up to 500 additional towers to be built for the wireless communications business of Bell Atlantic Mobile and GTE Wireless, which now does business as Verizon Wireless, over a five-year period. In addition, following the building of such 500 sites, the Bell Atlantic JV will have a right of first refusal to construct up to the next 200 towers to be built for Verizon Wireless. The number of towers built under the GTE JV build-to-suit agreement is reduced by the number of towers built under the Bell Atlantic JV build-to-suit agreement in excess of 700 and certain other leases on our towers. Further, we have entered into similar agreements with BellSouth, as part of the BellSouth transaction, to construct certain towers on behalf of BellSouth in the region covered by that transaction over the five year period following the initial closing of that transaction. As of December 31, 2001, we had built approximately 122, 170 and 318 towers under each of the build-to-suit agreements with or for the GTE JV, the Bell Atlantic JV and BellSouth, respectively. We are currently in discussions with Verizon Communicatioins and BellSouth Mobility regarding amendments to various terms of each of the build-to-suit agreements with or for the GTE JV, the Bell Atlantic JV and BellSouth Mobility. There can be no assurances as to the outcome of any of these discussions.

   We also seek to capitalize on our network design and project management expertise to construct new towers. We plan to continue to selectively build towers in areas where carriers' signals fail to transmit in their coverage areas. The areas, commonly known as "dead zones," are attractive tower locations. When population density and perceived demand are such that we believe the economics of constructing such towers are justified, we build towers that can accommodate multiple tenants. The multiple tenant design of these towers obviates the need for expensive and time consuming modifications to upgrade undersized towers, saving critical capital and time for carriers facing time-to-market constraints. The tower sites are also designed to easily add additional customers.

   Site Rental

   In the United States, we rent antenna space on our towers to a variety of carriers operating cellular, personal communication services, specialized mobile radio, enhanced specialized mobile radio, paging and other networks.

   We lease space to our customers on our towers. We generally receive fees for installing customers' equipment and antennas on a tower and also receive monthly rental payments from customers payable under site leases. In the United States, the new leases typically entered into by us, have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based primarily on the Consumer Price Index. The average monthly rental payment of a new tenant added to a tower is approximately $1,500 per month. The lease agreements relating to tower network acquisitions generally have a base term of ten years, with multiple renewal options, each typically ranging from five to ten years. We have existing master lease agreements with most major wireless carriers, including AT&T Wireless, Cingular, Verizon, VoiceStream, Nextel and Sprint PCS, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

   We have site rental opportunities in connection with our larger tower acquisition transactions as a result of the fact that such transactions typically involve a master lease agreement of some type with the transferring carrier and the opportunity to lease additional space with other carriers. For example, in connection with each of the joint ventures with Verizon Communications, we entered into a master lease agreement under which its domestic wireless businesses lease antenna space on the towers transferred to the joint ventures, as well as the towers built under the build-to-suit agreements. Also, in connection with the BellSouth Mobility and BellSouth DCS transactions, we are paid a monthly site maintenance fee from BellSouth for its use or maintenance of its reserve space on the towers we control. Further, in connection with the Powertel acquisition, we entered into an agreement under which the sellers rent space on the towers we acquired from them. In each of these transactions, we are permitted to lease additional space on the towers to third parties.

   Network Services

   We design, build and operate our own communication sites. We have developed an in-house expertise in certain value-added services that we offer to the wireless communications industry. Because we are basically a provider of total systems with "end-to-end" design, project management and operating expertise, we offer our customers the flexibility of choosing between the provision of a ready-to-operate network infrastructure or any of the component services involved therein. Such services include network design and site selection, site acquisition, site development and project management and antenna installation.

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. While we maintain sophisticated network design services primarily to support the location and construction of our multiple tenant towers, we do, from time to time, provide network design and site selection services to carriers and other customers on a consulting contract basis. Our network design and site selection services provide our customers with relevant information, including recommendations regarding location and height of towers, appropriate types of antennas, transmission power and frequency selection and related fixed network considerations. In 2001, we provided network design services primarily for our own portfolios and also for certain customers, including AT&T Fixed Wireless and Cricket Communications. These customers were typically charged on a time-and-materials basis.

   Site Acquisition. In the United States, we are engaged in site acquisition services for our own purposes and for third parties. Based on data generated in the network design and site selection process, a "search ring," generally of a one-mile radius, is issued to the site acquisition department for verification of possible land purchases or leases within the search ring. Within each search ring, Geographic Information Systems specialists select the most suitable sites, based on demographics, traffic patterns and signal characteristics. Once a site is selected and the terms of an option to purchase or lease the site are completed, a survey is prepared and the resulting site plan is created. The plan is then submitted to the local zoning/planning board for approval. If the site is approved, our project management department takes over the process of constructing the site.

   We have provided site acquisition services to numerous customers, including Verizon, Cingular, AT&T Fixed Wireless, AT&T Wireless and Cricket
Communications. These customers engage us for such site acquisition services on either a fixed price contract or a time-and-materials basis.

   Site Development and Project Management and Antenna Installation. We provide site development and project management and antenna installation services to the U.S. communications industry. We have extensive experience in the development and construction of tower sites and the installation of antenna, microwave dishes and associated equipment. Our site development and project management services include clearing sites, laying foundations, provision of electrical and telecommunications lines, and constructing equipment shelters and towers. We have designed and built and presently maintain tower sites for a number of our wireless communications customers and also for a substantial part of our own tower network. We can provide cost-effective and timely completion of construction projects in part because our site development personnel are cross-trained in site development, project management and antenna installation. We generally set prices for each site development or project management service separately. Customers are billed for these services on a fixed price or time-and-materials basis, and we may negotiate fees on individual sites or for groups of sites. We have the capability, expertise and contractual arrangements to install antenna systems for our paging, cellular, personal communications services, specialized mobile radio, enhanced specialized mobile radio and microwave customers. As this service is performed, we use our technical expertise to substantiate that there is no interference with other tenants. We typically bill for our antenna installation services on a fixed price basis.

   Our project management capabilities reflect our extensive experience in the managing the construction of networks and towers. For example, during 2001, we were instrumental in launching a multi-state network for Cricket Communications. In addition, in 2001, we provided site development and project management or antenna installation services to a majority of our new tower site tenants in the United States, including Verizon, Cingular, AT&T Wireless, Sprint PCS and Nextel.

   Significant Contracts

   We have many agreements with telecommunications providers in the United States, including leases, site management contracts and independent contractor agreements. We currently have significant contracts with most of the major wireless carriers, among others.

   Customers

   In both our site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, personal communications services, enhanced specialized mobile radio and paging. We work primarily with large national carriers such as Verizon, Cingular, AT&T Wireless, Sprint PCS, VoiceStream and Nextel. For the year ended December 31, 2001, Verizon Communications and its subsidiaries accounted for 14.3% of our consolidated revenues. No other single customer in the United States accounted for more than 10.0% of our consolidated revenues.

                Industry                       Representative Customers
                --------                       ------------------------
 Cellular/Personal Communications       AT&T Wireless, Verizon, Sprint PCS,
  Services.............................  Cingular, VoiceStream, Nextel
 Specialized Mobile Radio/Enhanced
  Specialized Mobile Radio............. Nextel
 Governmental Agencies................. INS, Coast Guard, FBI, U.S. Postal
                                         Service, FAA, DEA, IRS, Puerto Rico
                                         Police
 Private Industrial Users.............. Federal Express, Laidlaw Transit, BFI
 Data.................................. Cingular, Itron, Ardis
 Paging................................ WebLink Wireless, Metrocall, SkyTel (a
                                         division of WorldCom), Acquis, Arch
 Utilities............................. Peco Energy Corporation, Nevada Power,
                                         Reliant Energy Entex
 Other................................. XM Satellite Radio

   Sales and Marketing

   Our marketing department maintains our profile within the industry through regular advertising, public relations, trade shows, press releases, newsletters, targeted mailings, and our website at www.crowncastle.com. We use numerous public and proprietary databases to develop targeted marketing programs focused on regional network build-outs, new sites and services. Information about existing sites, demographics, licenses and deployment status, and actual signal strength measurements taken in the field are combined to predict the service area of a particular radio signal from any given transmission point. This allows our sales and marketing personnel to target specific carriers with specific sites.

   A team of national account managers maintains and enhances our close relationships with our largest customers. These managers work to develop new tower construction, site leasing services and site management opportunities, as well as to ensure that customers' emerging needs are translated into new products and services. This group also manages sales opportunities, including turnkey network deployments and backhaul transmission services.

   Sales personnel in our regional offices develop and maintain close local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. All types of wireless carriers are targeted including personal communications services, cellular, microwave and two-way radio, paging, 911, government agencies, and utility and transportation companies. Our objective is to pre-sell capacity on our new towers prior to construction and to lease space on existing towers.

   We seek to maintain good public and community relations at a local level through efforts including community events, sponsorships and charitable work. For example, in 2001 we provided emergency communications services and dispatched crank up towers, nighttime lighting and other equipment to assist the recovery efforts in New York City and at the Pennsylvania crash site associated with the terrorist events of September 11, 2001.

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

   Competition

   In the United States, we compete with other independent tower owners which also provide site rental and network services; wireless carriers, which own and operate their own tower networks; service companies that provide engineering and site acquisition services; and other potential competitors, such as utilities, outdoor advertisers, broadcasters and building owners, some of which have already entered the tower industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, capacity, price, quality of service, deployment speed and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. We also compete for certain strategic acquisition and new tower construction opportunities with wireless carriers, site developers and other independent tower operating companies. We believe that competition for such tower site acquisitions may increase and that additional competitors may enter the tower market, some of which may have greater financial resources than us.

   The following is a list of the larger independent tower companies that we compete with in the United States: American Tower Corp., SpectraSite, Pinnacle Towers, and SBA Communications.

   We believe that the majority of our competitors in the site acquisition business operate within local market areas exclusively, while a small minority of firms appear to offer their services nationally, including us and Wireless Facilities, Inc., SBA Communications, Whalen & Company (a subsidiary of Tetra Tech, Inc.) and Gearon & Company (a subsidiary of American Tower Corp.). The market includes participants from a variety of market segments offering individual, or a combination of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide turnkey site development services through multiple subcontractors) and carriers' internal staff. We believe that carriers base their decisions on site development services on criteria such as a company's experience, track record, local reputation, price and time for completion of a project. We believe that we compete favorably in these areas.

 U.K. Operations

   Overview

   We own and operate, through CCUK, one of the world's most established television and radio transmission networks. In addition, we are expanding our leasing of antenna space on our U.K. towers to a variety of wireless carriers. We provide transmission services for four of the six digital terrestrial television multiplexes in the U.K., two BBC analog television services, six UK-wide BBC radio services on FM, AM and DAB (the first digital audio broadcast service in the United Kingdom), 5 BBC regional radio services for Scotland, Wales and Northern Ireland, 39 local BBC radio stations and two national commercial radio services through our network of transmitters, which reach 99.4% of the U.K. population. These transmitters are located on approximately 1,300 sites, more than half of which we own or control and the balance of which are either licensed to us under a site-sharing agreement with National Transcommunications Limited, or NTL, our principal broadcast competitor in the United Kingdom, or other third party site operators. We have also secured long-term contracts to provide digital television transmission services to the BBC and ITVdigital (formerly ONdigital). See "Business--The Company--U.K. Operations--Significant Contracts". In April 2001, we launched a new wireless carrier network service for One 2 One in Northern Ireland. In addition to providing transmission services, we also lease antenna space on our 3,087 communications sites in the United Kingdom to various communications service providers, including One 2 One, BT Cellnet, Orange and Vodafone, and provide telecommunications network installation and maintenance services and engineering consulting services.

   Our core revenue generating activity in the United Kingdom is the analog and digital terrestrial transmission of radio and television programs broadcast by the BBC. CCUK's transmission business, which was formerly owned by the BBC, was privatized under the Broadcasting Act 1996 and sold to CCUK in February 1997. At the time the BBC home service transmission business was acquired, CCUK entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom. The digital TV contract was added in 1998 as described below. For the 12 months ended December 31, 2001, approximately 39.4% of CCUK's consolidated revenues were derived from the provision of transmission services to the BBC.

   At December 31, 2001, we owned or managed 3,087 sites in the United Kingdom. Our sites are located throughout England, Wales, Scotland and Northern Ireland.

   We expect to expand our existing portfolios in the United Kingdom by building and acquiring additional sites. Many of these new sites will be developed on British Telecom exchange sites under our agreement with British Telecom. See "Business--The Company--U.K. Operations--Significant Contracts-- British Telecom Agreement". We believe our existing tower network encompasses many of the most desirable tower locations in the United Kingdom for wireless communications. However, due to the shorter range over which communications signals carry (especially newer technologies such as 3G) as compared to broadcast signals, wireless communications providers require a denser portfolio of sites to cover a given area. Using our team of engineers who have state-of-the-art network design and radio frequency engineering expertise, we locate sites and design locations that will be attractive to multiple tenants. We seek to leverage such expertise by entering into new construction contracts with various carriers, such as BT Cellnet, Vodafone, Hutchison 3G, One 2 One and Orange, thereby securing an anchor tenant for a site before incurring capital expenditures for the site build-out.

   In March 1999, CCUK completed the One 2 One transaction. Through this transaction, CCUK has added an aggregate of 1,676 towers (including towers built pursuant to a build-to-suit agreement with One 2 One) to its portfolio. These towers represent substantially all the towers in One 2 One's nationwide 900 MHZ wireless network in the United Kingdom. These towers form part of CCUK's nationwide network of towers to be marketed to wireless carriers in the United Kingdom. See "Business--The Company--U.K. Operations--Significant Contracts--One 2 One Northern Ireland Network".

   In November 2000, CCUK entered into an agreement with British Telecom to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. These sites are principally rooftop facilities owned by British Telecom in urban areas. We spent approximately $99.1 million in 2001 developing the British Telecom site portfolio for the deployment of wireless services, including second generation ("2G") and 3G services. We expect to invest an aggregate of approximately $325 million developing the British Telecom site portfolio. We intend to integrate the new sites into our existing portfolio of sites in the U.K. to provide a network that will offer operators coverage of large population areas. Together with British Telecom, we will also make available our technical expertise to help operators plan, construct, operate and maintain their wireless networks. As of December 31, 2001, we had developed 326 sites under this agreement. We are currently in discussions with British Telecom regarding the deferral of certain payments that would otherwise be owed by us to them in 2002 under this agreement. There can be no assurances as to the outcome of these discussions. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement".

   In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited whereby Hutchison 3G will lease space on a minimum of 4,000 CCUK sites throughout the United Kingdom. See "Business--The Company--U.K. Operations-- Significant Contracts--Hutchison 3G Agreement". In addition, in February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom, with a minimum take up of 500 additional sites per year for each of the years 2001, 2002 and 2003. See "Business--The Company--U.K. Operations--Significant Contracts--BT Cellnet Agreement".

   Transmission Business

   Analog. For the 12 months ended December 31, 2001, CCUK generated approximately 32.4% of its revenues from the provision of analog broadcast transmission services to the BBC. Under the BBC analog transmission contract, we provide terrestrial transmission services for the BBC's analog television and radio programs and certain other related services (including BBC digital radio) for an initial 10-year term through March 31, 2007. See "Business--The Company--U.K. Operations--Significant Contracts--BBC Analog Transmission Contract". For the 12 months ended December 31, 2001, the BBC Analog Transmission Contract generated revenues of approximately (Pounds)53.4 million ($76.9 million) for us.

   In addition to the BBC analog transmission contract, we have separate contracts to provide maintenance and transmission services for two national radio stations, Virgin Radio and talkSPORT (formerly Talk Radio). In July 2001, the Virgin Radio contract was renewed for a period expiring April 30, 2008. The talkSPORT contract commenced on February 4, 1995 and expires on December 31, 2008.

   We own all of the transmission equipment used for broadcasting the BBC's U.K. radio and television programs in the U.K., whether located on one of CCUK's sites or on an NTL or other third-party site. As of December 31, 2001, CCUK had 3,847 transmitters, of which 2,546 were for television broadcasting and 1,301 were for radio.

   A few of our most powerful television transmitters together cover the majority of the U.K. population. The coverage achieved by the less powerful transmitters is relatively low, but is important to the BBC's ambition of attaining universal coverage in the United Kingdom. This is illustrated by the following analysis of the population coverage of our analog television transmitters:

                                                                       Combined
                                                                      Population
      Number of Sites (ranked by coverage)                             Coverage
      ------------------------------------                            ----------
      1 (Crystal Palace).............................................    20.0%
      top 16.........................................................    79.0
      top 26.........................................................    86.0
      top 51.........................................................    92.0
      all............................................................    99.4

   All of our U.K. transmitters are capable of unmanned operation and are maintained by mobile maintenance teams from 25 bases located across the United Kingdom. The Site-Sharing Agreement provides us with reciprocal access rights to NTL's broadcast transmission sites on which we have equipment.

   Certain of our transmitters that serve large populations or important geographic areas have been designated as priority transmitters. These transmitters have duplicated equipment so that a single failure should not result in total loss of service, but will merely result in an output-power reduction that does not significantly degrade the service to most viewers and listeners.

   Digital. In January 2000, we completed the rollout of the 80 station network required under our contracts with the holders (including the BBC) of four of the six licenses issued in the U.K. for digital terrestrial television services (DTT). We are required as part of our DTT contracts to provide new transmission and distribution infrastructure networks and multiplex equipment for our DTT customers, including site upgrades, new transmitters and associated systems. Of these sites, 49 are owned or controlled by us, and the remainder are on NTL owned or controlled towers pursuant to a site sharing arrangement. Our costs to add new transmitters and associated systems was approximately (Pounds)105.5 million ($154 million). For the 12 months ended December 31,

2001, our digital transmission contracts with the BBC and ITVdigital generated aggregate revenues of approximately (Pounds)30.2 million ($43.4 million) for us.

   We successfully began commercial operation of the digital terrestrial television networks from an initial 22 transmission sites on November 15, 1998. We completed the 80 transmission site upgrade in January 2000. This launch and the subsequent upgrade marked the first stage of the project to introduce the digital broadcast system that is expected to eventually replace conventional analog television services in the United Kingdom. Initially, in January 2000, these first 80 sites achieved a national U.K. population coverage (in accordance with the revised definition of "coverage" by the Independent Television Commission) of 56% of the U.K. population where service from all six multiplexes overlap, with an 81% coverage of the U.K. population for the best individual multiplex. We have accepted an invitation from the U.K. television regulator, the Independent Television Commission, to play a role in planning further digital terrestrial television network extensions. In addition, as of December 31, 2001, the overlapping coverage for all six multiplexes was improved from the initial 56% to 68% of the national population as a result of coverage equalization projects which we initiated and completed in consultation with our customers and U.K. government regulators; as a result of these projects, our digital contract revenues have increased by approximately (Pounds)2.17 million ($3.16 million) per year.

   In 1997, the Independent Television Commission awarded ITVdigital (formerly ONdigital) three of the five available commercial digital terrestrial television "multiplexes" for new program services. We bid for and won the 12-year contract from ITVdigital to build and operate its digital television transmission network. The contract provides for approximately (Pounds)19.0 million ($27.6 million) of revenue per year from 2001 to 2008, with lesser amounts payable before and after these years and with service credits repayable for performance below agreed thresholds. Additional revenues are also being paid in relation to multiplex frequency equalization projects initiated by CCUK in 2000. On March 27, 2002, a U.K. court approved an application by ITVdigital to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). There can be no assurances as to the outcome of this action or its effect on us. Our primary concern will be any modification to our ITVdigital transmission contract resulting from these administration proceedings. We contemplate that ITVdigital or its successor will continue to honor its commitments under the transmission contract in order to continue providing programming and services to its subscribers; however, any decisions regarding the continuation of the transmission contract or payments by ITVdigital will involve the administrators. ITVdigital accounted for approximately 3.4% of our revenues for the twelve-month period ended December 31, 2001. The loss of ITVdigital as a customer or the modification of the ITVdigital transmission contract could have an adverse effect on our results of operations. See "Business--The Company--U.K. Operations--Significant Contracts--ITVdigital Transmission Contract".

   We currently provide transmission services for digital radio broadcasts in the United Kingdom. In 1995, the BBC launched, over our transmission network, its initial national digital radio service, and this service is now broadcast to approximately 65% of the U.K. population. A license for an independent national digital radio network was awarded to the Digital One consortium during 1998. We are providing accommodation and access to towers and antennas at 30 transmission sites for Digital One services. In addition, local digital radio licenses have been awarded since 1999, and on July 14, 2000, we were awarded a 12 year contract with Switchdigital (London) Limited to provide their London local digital radio network service. Since that time, CCUK has been awarded two additional 12 year contracts by other Switchdigital consortia, covering two areas of Scotland. Site sharing for other Digital Radio multiplexes provides additional revenues at 20 transmission sites.

   Site Rental

   The BBC transmission network provides a valuable initial portfolio for the creation of wireless communications networks. As of December 31, 2001, approximately 209 companies rented antenna space on CCUK's 3,087 towers. These site rental agreements have normally been for three to twelve years and are generally subject to rent reviews every three years. Site sharing customers are generally charged annually in advance, according to ratecards that are based on the antenna size and position on the tower. Our largest site rental customer in the United Kingdom is NTL under the Site-Sharing Agreement and the digital broadcasting site sharing agreement. These agreements generated approximately (Pounds)12.5 million ($18.2 million) of site rental revenue for the year ended December 31, 2001.

   As in the United States, we provide a range of site maintenance services in the United Kingdom in order to support and enhance our site rental business. We complement our U.K. transmission experience with our site management experience in the United States to provide customers with an enhanced package of service and technical support.

   Other than NTL, CCUK's largest (by revenue) site rental customers consist mainly of wireless carriers such as BT Cellnet (an mmO2 company), One 2 One, Orange and Vodafone. Revenues from these non-BBC sources continue to become an increasing portion of CCUK's total U.K. revenue base. We believe that the demand for site rental from communication service providers will increase in line with the expected growth of these communication services along with the deployment of new technologies, such as 3G, in the United Kingdom, as demonstrated by our multi-site rental commitment contracts with Hutchison 3G and BT Cellnet.

   We have master lease agreements with all of the major U.K. telecommunications site users, including British Telecom, Cable & Wireless Communications, BT Cellnet, One 2 One, Orange and Vodafone. These agreements typically specify the terms and conditions (including pricing and volume discount plans) under which these customers have access to all sites within our U.K. portfolio. Customers make orders for specific sites using the standard terms included in the master lease agreements.

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

   Network Design and Site Selection. We have extensive experience in network design and engineering and site selection. Our U.K. customers receive the benefit of our sophisticated network design and site selection services.

   In December 1999, CCUK and One 2 One entered into an agreement under which CCUK would establish a turnkey mobile network for One 2 One in Northern Ireland. In April 2001, CCUK launched the network, covering 94.7% of the population of Northern Ireland. CCUK provides cell planning, acquisition, design, build, operation and maintenance services related to the network. The agreement with One 2 One is for an initial term of 11 years. We currently own and operate approximately 200 tower sites in Northern Ireland, and One 2 One is a tenant on substantially all of these sites as part of the network.

   In June 2000, CCUK was awarded a contract for the first phase of a three-phase network rollout of Europe's first planned 3G network on the Isle of Man. In March 2001, CCUK was awarded a further contract with Manx Telecom for the second and third phases. The network, comprised of approximately 28 sites, was built by NEC and Siemens for Manx Telecom, a wholly owned subsidiary of mmO2 plc, and was completed in September 2001. CCUK provided turnkey project management, installation and commissioning of the 3G radio access network, including site planning, design, build and radio frequency planning. Service on the network was launched in December 2001.

   Site Acquisition. As in the United States, in the United Kingdom, we are involved in site acquisition services for our own purposes and for third parties. We recognize that the site acquisition phase often carries the highest risk for a project. To ensure the greatest possible likelihood of success and timely acquisition, we combine a desktop survey of potential barriers to development with a physical site search with relevant analyses, assessments and, where necessary, surveys. We seek to utilize our experience in site acquisition and co-location when meeting with local planning authorities.

   Site Development and Antenna Installation. We use a combination of external and internal resources for site construction. Our engineers are experienced in both construction techniques and project management, ensuring an efficient and simple construction phase. Selected civil contractors are managed by CCUK staff for the ground works phase. Specialist erection companies, with whom we have a long association, are used for tower installation. Final antenna installation is project managed by our own teams.

   Significant Contracts

   CCUK's principal analog broadcast transmission contract is the BBC analog transmission contract. CCUK also has entered into two digital television transmission contracts, the BBC digital transmission contract and the ITVdigital (formerly ONdigital) digital transmission contract. Under the site-sharing agreement, CCUK also gives NTL access to facilities to provide broadcast transmission to non-CCUK customers. CCUK also has long-term service agreements with broadcast customers such as Virgin Radio, talkSPORT and Switchdigital. In addition, CCUK has several agreements with telecommunication providers, including leases, site management contracts and independent contractor agreements. The agreements with Hutchison 3G and BT Cellnet announced in February 2001 contain additional lease commitments for a minimum of 5,500 CCUK sites. CCUK has also entered into contracts to design and build infrastructure for customers such as BT Cellnet, One 2 One, Orange and Vodafone, including the turnkey network contract for One 2 One in Northern Ireland.

   BBC Analog Transmission Contract. CCUK entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the United Kingdom at the time the BBC home service transmission business was acquired. The BBC analog transmission contract provides for charges of approximately (Pounds)46.5 million ($67.6 million) to be payable by the BBC to CCUK each year through the termination date, adjusted annually at the inflation rate less 1%. In addition, for the duration of the contract, an annual payment of (Pounds)300,000 (approximately $436,000) is payable by the BBC for additional broadcast-related services. At the BBC's request, since October 1997, the number of television broadcast hours has been increased to 24 hours per day for the BBC's two national television services, which has added over (Pounds)500,000 (approximately $727,000) annually to the payments made by the BBC to us. On July 16, 1999, the BBC and CCUK amended the transmission contract to allow CCUK to provide certain liaison services to the BBC.

   The BBC analog transmission contract also provides for CCUK to be liable to the BBC for "service credits" (i.e., rebates of its charges) in the event that certain standards of service are not attained as a result of what the contract characterizes as "accountable faults" or the failure to meet certain "response times" in relation to making repairs at certain key sites. We believe that CCUK is well-equipped to meet the BBC's service requirements by reason of the collective experience its existing management gained while working with the BBC. CCUK is subject to periodic performance reviews and to date has incurred no service credit penalties.

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

   It is contemplated that the BBC Analog Transmission Contract will be amended and extended in some manner. However, there can be no assurances that any such modifications or extensions will come to pass.

   BBC Commitment Agreement. On February 28, 1997, in connection with the acquisition of the BBC home service transmission business, the BBC, the Company, TeleDiffusion de France International S.A. ("TdF") and France Telecom (TdF's parent company) entered into a commitment agreement, whereby we and TdF agreed to maintain various minimum ownership interests in CCUK for periods ranging from three to five years commencing February 28, 1997. In July 1998, the BBC consented to the reduction of the ownership interest of TdF in CCUK to 20%. In addition, on July 5, 2000, with the BBC's consent, TdF divested its remaining interest in CCUK and relinquished all of its governance rights in CCUK, as a result of recommendations by the Department of Trade and Industry in the United Kingdom to the Office of Fair Trading that, as a condition to not referring a proposed 25% equity investment in NTL by France Telecom to the Competition Commission, TdF should undertake to dispose of its shareholding in CCUK and the Company. Concurrently with the disposition by TdF of its remaining interest in CCUK, CCUK became a wholly owned subsidiary of ours.

   ITVdigital Digital Transmission Contract. In 1997, the Independent Television Commission awarded ITVdigital (formerly ONdigital) three of the five available commercial digital terrestrial television "multiplexes" for new program services. We bid for and won the 12-year contract from ITVdigital to build and operate its digital television transmission network. The contract provides for approximately (Pounds)19.0 million ($27.6 million) of revenue per year from 2001 to 2008, with lesser amounts payable before and after these years and with service credits repayable for performance below agreed thresholds. Additional revenues are also being paid in relation to multiplex frequency equalization projects initiated by CCUK in 2000. On March 27, 2002, a U.K. court approved an application by ITVdigital to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). There can be no assurances as to the outcome of this action or its effect on us. Our primary concern will be any modification to our ITVdigital transmission contract resulting from these administration proceedings. We contemplate that ITVdigital or its successor will continue to honor its commitments under the transmission contract in order to continue providing programming and services to its subscribers; however, any decisions regarding the continuation of the transmission contract or payments by ITVdigital will involve the administrators. ITVdigital accounted for approximately 3.4% of our revenues for the twelve-month period ended December 31, 2001. The loss of ITVdigital as a customer or the modification of the ITVdigital transmission contract could have an adverse effect on our results of operations. See "Business--Risk Factors--A Substantial Portion Of Our Revenues Is Derived From a Small Number of Customers, Including the BBC, NTL, ITVdigital And Verizon".

   BBC Digital Transmission Contract. In 1998, we bid for and won the 12-year contract from the BBC to build and operate its digital terrestrial television transmission network. The BBC has committed to the full digital terrestrial television roll-out contemplated by the contract providing for approximately (Pounds)10.5 million ($15.3 million) of revenue per year during the 12-year period, with service credits repayable for performance below agreed thresholds. There is a termination provision during the three-month period following the fifth anniversary of our commencement of digital terrestrial transmission services for the BBC exercisable by the BBC, but only if the BBC's Board of Governors determines, in its sole discretion, that digital television in the United Kingdom does not have sufficient viewership to justify continued digital television broadcasts. Under this provision, the BBC will pay us a termination fee in cash that substantially recovers our capital investment in the network, and any residual ongoing operating costs and liabilities. Like the BBC analog transmission contract, the contract is terminable upon the occurrence of certain change of control events. Additional revenues are also being paid in relation to multiplex frequency equalization projects initiated by CCUK in 2000.

   BT Digital Distribution Contract. Under the BBC digital transmission contract and the ITVdigital digital transmission contract, in addition to providing digital terrestrial transmission services, CCUK has agreed to provide for the distribution of the BBC's and ITVdigital's broadcast signals from their respective television studios to CCUK's transmission network. Consequently, in May 1998, CCUK entered into a 12-year distribution contract with British Telecommunications plc (with provisions for extending the term), in which British Telecom has agreed to provide fully duplicated, fiber-based, digital distribution services, with penalties for late delivery and service credits for failure to deliver 99.99% availability.

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

   On September 10, 1991, the BBC and NTL entered into the Site-Sharing Agreement which set out the commercial site sharing terms under which the parties were entitled to share each other's sites for any television and radio services.

   Under the Site-Sharing Agreement, the party that is the owner, lessee or licensee of each site is defined as the "Station Owner". The other party, the "Sharer", is entitled to request a license to use certain facilities at that site. The Site-Sharing Agreement and each site license provide for the Station Owner to be paid a commercial license fee in accordance with the Site-Sharing Agreement ratecard and for the Sharer to be responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. The Site-Sharing Agreement may be terminated with five years' prior notice on December 31, 2005 or on any tenth anniversary of that date. As no notice was served in 2000, the next termination date is December 31, 2015. It may also be terminated:

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

   One 2 One Northern Ireland Network. In December 1999, CCUK and One 2 One entered into an agreement under which CCUK would establish a turnkey mobile network for One 2 One in Northern Ireland. In April 2001, CCUK launched the network, covering 94.7% of the population of Northern Ireland. CCUK provides cell planning, acquisition, design, build, operation and maintenance services related to the network. The agreement with One 2 One is for an initial term of 11 years. We currently own and operate approximately 200 tower sites in Northern Ireland, and One 2 One is a tenant on substantially all of these sites as part of the network.

   British Telecom Agreement. In November 2000, CCUK entered into an agreement with British Telecom to lease space on as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We spent approximately $99.1 million in 2001 developing the British Telecom site portfolio for the deployment of wireless services, including 2G and 3G services. We expect to invest an aggregate of approximately $325 million developing the British Telecom site portfolio. We intend to integrate the new sites into our existing portfolio of sites in the United Kingdom to provide a network that will offer operators coverage of large population areas. Together with British Telecom, we will also make available our technical expertise to help operators plan, construct, operate and maintain their wireless networks. As of December 31, 2001, we had developed 326 sites under this agreement. We are currently in discussions with British Telecom regarding certain amendments to the agreement, including the deferral of certain payments that would otherwise be owed by us to them in 2002. There can be no assurances as to the outcome of these discussions. In June 2001, CCUK signed a management services agreement to manage the pre-existing British Telecom site sharing customers on the sites subject to this agreement.

   Hutchison 3G Agreement. In February 2001, CCUK signed a definitive agreement with Hutchison 3G UK Limited whereby Hutchison 3G will lease space on a minimum of 4,000 CCUK sites (a minimum take up of 1,000 sites per year for each of 2001 through 2004) throughout the United Kingdom. We are currently in discussions with Hutchison 3G regarding several potential amendments to this agreement, including one such amendment which may result in the deferral of Hutchison 3G's take or pay commitment for a period of up to six months. CCUK is also currently reviewing its standard terms of business and site share process, including establishing a definitive staged payment program as work on sites reaches certain milestones. This exercise is also under discussion with Hutchison 3G and is expected to result in a further contract amendment to update the Hutchison 3G agreement in-line with the CCUK standard process.

   BT Cellnet Agreement. In February 2001, CCUK signed an initial agreement with its existing customer BT Cellnet pursuant to which BT Cellnet will lease additional space on CCUK sites throughout the United Kingdom, with a minimum take up of 1,500 additional through 2003 (a minimum take up of 500 sites per year for each of 2001, 2002 and 2003). BT Cellnet did not satisfy the minimum take up requirements in 2001. We are currently in discussions with BT Cellnet and mmO2 regarding certain terms of the agreement which may result in the deferral of BT Cellnet's take or pay commitments. There can be no assurances as to the outcome of these discussions.

   Third Generation Technology

   During April 2000, the United Kingdom auctioned five licenses relating to 3G mobile communications, with the largest amount of spectrum being reserved for an insurgent carrier. Vodafone, British Telecom (via BT3G Limited), One 2 One, Orange and Hutchison 3G UK Limited (via TIW UMTS UK Ltd.) acquired 3G licenses through these auctions.

   In anticipation of the deployment of 3G services in the United Kingdom, CCUK has prepared models for the rollout and operation of 3G networks in the United Kingdom. We contemplate working with the 3G license holders in order to provide the outsourcing of network operations and management and the site sharing of network towers, equipment and other communications infrastructure as a solution to many of the commercial and technical challenges and costs which the 3G license holders will face.

   In first quarter 2001, CCUK executed agreements with certain of the 3G license holders in the U.K. (Hutchison 3G UK Limited and BT Cellnet) pursuant to which such license holders will lease space on certain CCUK sites which are expected to be used in connection with such companies' 3G network rollout. See "Business--The Company--U.K. Operations--Significant Contracts--Hutchison 3G Agreement" and "--BT Cellnet Agreement".

   During 2000 and 2001, CCUK provided turnkey project management, installation and commissioning of the 3G radio access network (including site planning, design, build and radio frequency planning) with respect to the network rollout of Europe's first 3G network on the Isle of Man. The network, comprised of approximately 28 sites, was built by NEC and Siemens for Manx Telecom, a wholly owned subsidiary of mmO2 plc, and was launched in December 2001. See "Business--The Company--U.K. Operations--Network Services--Network Design and Site Selection".

   There can be no assurances that 3G or other new wireless technologies will be introduced or deployed as rapidly or in the manner previously or presently projected by the wireless industry. The deployment of 3G has already been delayed as to prior projections. In addition, demand and customer adoption rates of 3G and other technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for site rental as a result of such technologies may not be realized at the times or to the extent previously or presently anticipated.

   Customers

   For the 12 months ended December 31, 2001, the BBC accounted for approximately 39.4% of CCUK's consolidated revenues. This percentage has decreased from 50.4% and 44.2% for the 12 months ended December 31, 1999 and December 31, 2000, respectively, and is expected to continue to decline as CCUK continues to expand its site rental business. CCUK provides all four U.K. personal communications network/cellular operators (BT Cellnet, One 2 One, Orange and Vodafone) with infrastructure services and also provides fixed telecommunications operators, such as British Telecom, Cable & Wireless Communications and

Energis, with microwave links and backhaul infrastructure. The following is a list of some of CCUK's leading site rental customers by industry segment.

                Industry                      Representative Customers
                --------                      ------------------------
 Broadcasting.......................... BBC, NTL, Virgin Radio, Talk Radio,
                                         XFM, ITVdigital, Switchdigital
 PMR/TETRA............................. mmO2 Airwave
 Personal Communications Network....... Orange, One 2 One
 Data.................................. RAM Mobile Data, Cognito
 Paging................................ Hutchinson, Page One
 Governmental Agencies................. Ministry of Defense
 Cellular.............................. Vodafone, BT Cellnet
 Third Generation...................... Hutchison 3G, BT Cellnet, Orange
 Public Telecommunications............. British Telecom, Cable & Wireless
                                         Communications
 Utilities............................. Welsh Water, Southern Electric

   Sales and Marketing

   We have a staff of sales and marketing personnel in the United Kingdom who identify new revenue-generating opportunities, develop and maintain key account relationships, and tailor service offerings to meet the needs of specific customers. An excellent relationship has been maintained with the BBC, and successful new relationships have been developed with many of the major broadcast and wireless communications carriers in the United Kingdom.

   Competition

   NTL is CCUK's primary competitor in the terrestrial broadcast transmission market in the United Kingdom. NTL provides analog transmission services to ITV, Channels 4 and 5, and S4C digital television networks, a number of local analog commercial radio stations and Digital One, the national digital radio license holder. NTL retains partial ownership of both the S4C digital television multiplex and Digital One, the national independent digital radio licensee. NTL has also been awarded the transmission contract for two of the six digital terrestrial television multiplexes. CCUK has been awarded transmission contracts for the other four multiplexes.

   Although CCUK and NTL are broadcast competitors, they have reciprocal rights to the use of each others' sites for broadcast transmission usage in order to enable each of them to achieve the necessary country-wide coverage. This relationship is formalized by the Site-Sharing Agreement entered into in 1991, the time at which NTL was privatized. See "Business--The Company--U.K. Operations--Significant Contracts--Site-Sharing Agreement."

   NTL also offers site rental on approximately 1,500 of its sites, some of which are managed on behalf of third parties. Like CCUK, NTL offers a broad range of site-related services to its customers, including installation and maintenance.

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

 Australia Operations

   Our primary business in Australia is the leasing of antenna space to wireless carriers. CCAL, a joint venture which is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited, is our principal Australian operating subsidiary. Our interest in CCAL increased from 66.7% to 77.6% in connection with the funding and closing of the Vodafone Australia tower portfolio acquisition in April 2001.

   CCAL is the largest independent tower operator in Australia with a nationwide tower portfolio providing sites for cellular coverage for over 92% of the population in Australia. CCAL currently operates 1,391 towers, with a strategic presence in all of Australia's licensed regions including Sydney, Melbourne, Brisbane, Adelaide and Perth. 716 of CCAL's towers were purchased from Optus during 2000 for approximately $135 million (Australian $220 million) in cash. As part of this transaction, Optus agreed to lease space on these towers for an initial term of 15 years. The agreement also provides CCAL with an exclusive right to develop all future tower sites for Optus through April 2006. We are currently in discussions with Optus as to various amendments to certain terms of the build-to-suit provisions of the agreement.

   An additional 643 towers were acquired from Vodafone Australia in April 2001 for approximately $121 million (Australia $240 million). As part of this transaction, Vodafone Australia has agreed to lease space on these towers for an initial period of 10 years, and we have the exclusive right to acquire up to 600 additional tower sites that Vodafone may construct through April 2007. The Vodafone Australia acquisition was funded 85.1% by us and 14.9% by the Jump Capital group, which resulted in our interest in CCAL being increased from 66.7% to 77.6%.

   As of December 31, 2001, CCAL also provided maintenance services on 1,150 customer sites and 1,799 customer shelters and provided property management services on 721 customer sites.

Employees

   At December 31, 2001, we employed approximately 1,966 people worldwide. Other than in the United Kingdom, we are not a party to any collective bargaining agreements. In the United Kingdom, we are party to a collective bargaining agreement with the Broadcast, Entertainment, Cinematographic and Theatrical Union. This agreement establishes bargaining procedures relating to the terms and conditions of employment for all of CCUK's non-management staff. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

 United States

   Federal Regulations

   Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities and the issuance of determinations of no hazard. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports, of proposed tower and antenna structures. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage. The Company generally indemnifies its customers against any failure to comply with applicable regulatory standards. Failure to comply with the applicable requirements may lead to civil penalties.

   Local Regulations

   Local regulations include:

  .  city and other local ordinances,

  .  zoning restrictions, and

  .  restrictive covenants imposed by community developers.

   These regulations vary greatly, but typically require us to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers.

   Other Regulations

   We hold, through certain of our subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave and commercial mobile radio services, including specialized mobile radio and paging facilities, as well as private mobile radio services including industrial/business radio facilities, which are subject to additional regulation by the FCC. We are required to obtain the FCC's approval prior to the transfer of control of any of our FCC licenses.

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

   During 2001, OFTEL agreed to certain amendments to CCUK's
Telecommunications Act Transmission License to ensure that the price controls in such license accommodate the provision by CCUK of additional contractually agreed upon services to the BBC in return for additional agreed upon payments. See "Business--Risk Factors--Extensive Regulations Which Could Change at Any Time and With Which We Could Fail to Comply Regulate Our Business".

   The U.K. Secretary of State has designated the transmission license a public telecommunications operator license in order to reserve to himself certain emergency powers for the protection of national security. This designation is, however, limited to this objective. CCUK does not have a full U.K. public telecommunications license and does not require one for its current activities. The Department of Trade and Industry has, nevertheless, indicated that it would be willing to issue CCUK such a license. As a result, CCUK would gain wider powers to provide services to non-license holding third parties including public switched voice telephony and satellite uplink and would grant CCUK powers to build out its network over public property (so-called "code powers").

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

   All the existing licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998 have to be renewed annually with the payment of a significant fee. The BBC, Virgin Radio and Talk Radio have each contracted to pay their portion of these fees. ITVdigital is obligated under the ITVdigital digital transmission contract to pay most of their portion of these fees.

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

   While the Federal Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of "low impact facilities," towers are expressly excluded from the definition of "low impact facilities." Accordingly, in connection with the construction of new tower facilities, CCAL is subject to state and local planning laws which vary on a site by site basis. For a limited number of sites, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations.

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

Environmental Matters

   Our operations are subject to foreign, federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and nonhazardous substances, materials and wastes. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and we could also be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the United States, the United Kingdom and Australia.

   As licensees, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to OSHA and similar guidelines regarding employee protection from RF exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive.

   We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable environmental laws.
Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on our business, results of operations, or financial condition.

2001 Events

   Set forth below is a description of certain other significant events which took place during 2001 and involved or affected our business or operations. The description of the terms of transactions and agreements set forth below are summaries and do not describe significant terms and conditions contained in the complete text of the relevant agreements.

   January 2001 Offering

   In January 2001, we sold 13,445,200 shares of our common stock in an underwritten public offering. The shares were sold to the public at a price of $26.25 per share, and we received proceeds of $342.9 million (after underwriting discounts of $10.1 million).

   Listing on New York Stock Exchange

   Our Common Stock was listed and began trading on the New York Stock Exchange on April 25, 2001 under the symbol "CCI". Prior to that date and since our initial public offering on August 18, 1998, the Common Stock was listed and traded on the Nasdaq under the symbol "TWRS". Concurrent with the New York Stock Exchange listing, the listing of our Common Stock on the Nasdaq was withdrawn.

   Announcement and Rescission of RaiWay Transaction

   In April 2001, we entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay"). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of our investment in RaiWay amounted to approximately $383.8 million in cash, and such amount was deposited into a Euro-denominated escrow account upon execution of the Share Purchase Agreement. The transaction was subject to approval by certain Italian regulatory authorities and, in October 2001, we were notified that the Italian Minister of Communication had declined to approve the transaction. Pursuant to the terms of the agreement, the escrow deposit was returned to us in November 2001.

   May 2001 Debt Offering

   On May 10, 2001, we issued $450.0 million aggregate principal amount of our 9 3/8% senior notes for proceeds of $441.0 million (after underwriting discounts of $9.0 million).

   Restructuring

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we reduced our global staff by approximately 312 full-time employees. In addition, we have closed several offices in the United States, and we have closed our development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, we recorded non-recurring cash charges of approximately $19.4 million during 2001 related to employee severance payments and costs of office closures.

   In addition, on March 1, 2002, we announced plans to record a non-recurring restructuring charge estimated to be between approximately $7.0 million and $13.0 million with respect to staff redundancies and the disposition of certain service lines in connection with our United Kingdom operations. The charge is expected to be reflected in our results of operations for the first quarter 2002.

   Senior Management and Board of Directors Changes

   Our Board of Directors appointed John P. Kelly as President and Chief Executive Officer effective August 20, 2001. Ted B. Miller, Jr., our former Chief Executive Officer and co-founder, remains a director and non-executive Chairman of our Board. In addition, Lee W. Hogan, age 56, and Dale N. Hatfield, age 63, were appointed to our Board of Directors in March 2001 and July 2001, respectively, to fill vacancies on the Board. Carl Ferenbach resigned from our Board of Directors effective as of May 2, 2001.

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

   We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 2001 (dollars in thousands).

      Total indebtedness............................................ $3,423,097
      Redeemable preferred stock....................................    878,861
      Stockholders' equity..........................................  2,364,648
      Debt and redeemable preferred stock to equity ratio                 1.82x

   In addition, our earnings for the twelve months ended December 31, 2001 were insufficient to cover fixed charges by $351.0 million.

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

  . we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry; and

  . we will have a competitive disadvantage relative to other companies in our industry with less debt.

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

   If CCIC is unable to refinance its subsidiary debt or renegotiate the terms of such debt, CCIC may not be able to meet its debt service requirements, including interest payments on our notes, in the future. Our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million, $53.8 million and $42.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($16.4 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder.

Our Business Depends on the Demand for Wireless Communications and Towers--We will be adversely affected by any slowdown in the growth of, or reduction in demand for, wireless communications.

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

  .  the availability of equipment to wireless carriers;

  .  changes in telecommunications regulations; and

  .  general economic conditions.

   A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. Moreover, wireless carriers often operate with substantial indebtedness, and financial problems for our customers could result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities. A slowdown in the deployment of equipment for new wireless technology, the consolidation of wireless carriers or the sharing of networks by wireless carriers could also adversely affect the demand for our sites. Finally, advances in technology, such as the development of new satellite and antenna systems, could reduce the need for land-based, or terrestrial, transmission networks. In recent years, all of the above factors have occurred to some extent with an adverse effect on our business, and such factors are likely to persist in the future. The occurrence of any of these factors could have a material adverse effect on our financial condition and results of operations.

Continuation of the Current Economic and Telecommunications Industry Slowdown--This slowdown could materially and adversely affect our business (including reducing demand for our towers and services) and the business of our customers.

   The significant general slowdown in the U.S. and certain international economies, particularly in the wireless and telecommunications industries, has negatively affected the factors described in the immediately preceding risk factor, influencing demand for tower space and tower related services. This slowdown could reduce consumer demand for wireless services, or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services.

   We believe that the current economic slowdown, particularly in the wireless and telecommunications industries, has already harmed, and may continue to harm, the financial condition of some wireless service providers, certain of which, including customers of ours, have filed or may file for bankruptcy.

Failure to Properly Manage Our Growth--If we are unable to successfully integrate acquired operations or manage our existing operations as we grow, our business will be adversely affected, and we may not be able to continue our current business strategy.

   We cannot guarantee that we will be able to successfully integrate acquired businesses and assets into our business or implement our growth plans without delay. If we fail to do so it could have a material adverse effect on our financial condition and results of operations. We have grown significantly over the past three years, and such growth continues to be an important part of our business plan. The addition of over 13,000 towers and approximately 30,000 tenants to our operations over the past three years has and will continue to increase our current business considerably and adds significant operational complexities. Further, we will be integrating the additional sites relating to the British Telecom Agreement into our portfolios. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement". Successful integration of these transactions and assets will depend primarily on our ability to manage these combined operations. Our net loss increased to $366.2 million for the twelve months ended December 31, 2001 from $204.8 million for the twelve months ended December 31, 2000, an increase of 78.8%, as a result of our expanded business operations and the financing thereof, including a 37.6% increase in depreciation and amortization and a 23.3% increase in interest expense as compared to the twelve months ended December 31, 2000. We expect that such net losses, at least in the near term, will continue to exceed those of comparable prior-year periods as a result of our growth and the financing thereof.

   Implementation of any future acquisitions may impose significant strains on our management, operating systems and financial resources. If we fail to manage our growth or encounter unexpected difficulties during expansion, it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of certain acquisitions and joint venture opportunities may require substantial attention from our senior management, which will limit the amount of time they would otherwise be able to devote to our existing operations.

A Substantial Portion Of Our Revenues Is Derived From a Small Number of Customers, Including the BBC, NTL, ITVdigital And Verizon--The loss or consolidation of any of our limited number of customers could materially decrease revenues.

   Approximately 61.6% or our revenues are derived from 10 customers. The loss of any one of our large customers as a result of bankruptcy, merger, consolidation with others customers of ours or otherwise could materially decrease our revenues and have other adverse effects on our business.

   In addition, a substantial portion of our revenues are received from a few major wireless carriers, particularly carriers that have transferred their tower assets to us. We cannot guarantee that the lease or management service agreements with such carriers will not be terminated or that these carriers will renew such agreements.

   If we were to lose our contracts with the BBC or ITVdigital or our site sharing agreement with NTL, we would likely lose a substantial portion of our revenues. The BBC accounted for approximately 10.4% of our revenues for the twelve-month period ended December 31, 2001. Further, ITVdigital and NTL have recently been experiencing some financial difficulties, and there can be no assurances that we will not experience adverse effects relating to the financial difficulties of either such company. On March 27, 2002, a U.K. court approved an application by ITVdigital to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). There can be no assurances as to the outcome of this action or its effect on us. Our primary concern will be any modification to our ITVdigital transmission contract resulting from these administration proceedings. ITVdigital accounted for approximately $30.7 million, or 3.4%, of our revenues for the twelve-month period ended December 31, 2001. The loss of ITVdigital as a customer or the modification of the ITVdigital transmission contract could have an adverse effect on our results of operations.

   Our broadcast business is substantially dependent on our contracts with the BBC. We cannot guarantee that the BBC will renew our contracts or that they will not attempt to negotiate terms that are not as favorable to us as those in place now. If we were to lose these BBC contracts, our business, results of operations and financial condition would be materially adversely affected. The initial term of our analog transmission contract with the BBC will expire on March 31, 2007, and our digital transmission contract with the BBC expires on October 31,

2010. In addition, the BBC can terminate our digital transmission contract with them after October 31, 2003 if the BBC's board of governors does not believe that digital television in the United Kingdom has enough viewers.

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

   Crown Castle International Corp., or "CCIC", is a holding company with no business operations of its own. CCIC's only significant asset is the outstanding capital stock of its subsidiaries. CCIC conducts all of its business operations through its subsidiaries. Accordingly, CCIC's only source of cash to pay dividends or make other distributions on its capital stock or to pay interest and principal on its outstanding indebtedness is distributions relating to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries or from proceeds of debt or equity offerings. We currently expect that the earnings and cash flow of CCIC's subsidiaries will be retained and used by such subsidiaries in their operations, including the service of their respective debt obligations. Even if we did determine to make a distribution in respect of the capital stock of CCIC's subsidiaries, there can be no assurance that CCIC's subsidiaries will generate sufficient cash flow to pay or distribute such a dividend or funds, or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, would permit such dividends, distributions or payments. Furthermore, the terms of our credit facilities place restrictions on our principal subsidiaries' ability to pay dividends or to make distributions, and in any event, such dividends or distributions may only be paid if no default has occurred under the applicable instrument. Moreover, CCIC's subsidiaries are permitted under the terms of their existing debt instruments to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to CCIC. See "Business--Risk Factors--Substantial Level of Indebtedness" and "Business--Risk Factors-- Ability to Service Debt".

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

We Operate Our Business In an Increasingly Competitive Industry and Some Of Our Competitors Have Significantly More Resources--As a result of this competition, we may find it more difficult to achieve favorable lease rates on our towers.

   We face competition for site rental customers from various sources, including:

  .  other large independent tower owners;

  . wireless carriers that own and operate their own towers and lease antenna space to other carriers;

  . site development companies that acquire antenna space on existing towers for wireless carriers and manage new tower construction;

  .  traditional local independent tower operators; and

  . alternative facilities such as billboards, weather balloons, utility poles and rooftops.

   Wireless carriers that own and operate their own tower portfolios generally are substantially larger and have greater financial resources than we have. Further, the weak financial status of certain of our competitors could lead to increased competition in certain areas. Competition for tenants on towers could adversely affect lease rates and service income.

New Technologies Could Make Our Tower Antenna Leasing Services Less Desirable to Potential Tenants and Result in Decreasing Revenues--Such new technologies could decrease demand for tower leases and negatively impact our revenues.

   The development and implementation of signal combining technologies ("dual-band" technologies), which permit one antenna to service two different transmission frequencies and, thereby, two customers, may reduce the need for tower-based broadcast transmission and hence demand for our antenna space.

   Mobile satellite systems and other new technologies could compete with land-based wireless communications systems, thereby reducing the demand for tower lease space and other services we provide. The FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice or data services. The growth in delivery of video services by direct broadcast satellites could also adversely affect demand for our antenna space.

   Other technologies which may be developed and emerge could serve as substitutes and alternatives to leasing which might otherwise be anticipated or expected on our sites and towers had such technologies not existed. Any reduction in tower leasing demand resulting from dual band, satellite or other technologies could negatively impact our revenues or otherwise have a material adverse effect on our business, financial condition or results of operations.

Agreements Among Our Customers May Act as Alternatives to Leasing Sites From Us--The proliferation of such agreements could have a material adverse effect on our revenues and operations.

   Wireless service providers frequently enter into agreements with competitors allowing them to utilize one another's wireless communications facilities to accommodate customers who are out of range of their home providers' services. In addition, wireless service providers have also entered into agreements allowing two or more carriers to share a single wireless network. Such agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antennas on our communication sites. The proliferation of these roaming and network sharing agreements could have a material adverse effect on our business, financial condition or results of operations.

We May Not Be Able To Construct or Acquire New Towers at The Pace and In The Locations That We Desire--If we are unable to do so, we may not be able to satisfy our current agreements to build new towers and we may have difficulty finding tenants to lease space on our new towers.

   Our growth strategy depends in part on our ability to construct and operate towers in conjunction with expansion by wireless carriers. If we are unable to build new towers when wireless carriers require them, or we are unable to build new towers where we believe the best opportunity to add tenants exists, we could fail to meet certain contractual obligations, or we could lose opportunities to lease space on our towers.

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

  .  the availability of equipment to wireless carriers;

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

We Anticipate Significant Capital Expenditures and May Need Additional Financing Which May Not Be Available--If we are unable to raise capital in the future when needed, we may not be able to fund our operations and future growth.

   Over time, we will continue to require significant capital expenditures for the construction and strategic acquisition of sites. We have agreed to lease space on and develop as many as 4,000 British Telecom exchange sites throughout the United Kingdom. We expect to invest an aggregate of approximately $325 million developing the British Telecom site portfolio. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement". Under our build-to-suit agreements with certain wireless carriers, we are required to construct certain towers and incur capital expenditures. Our partners in our two joint ventures with Verizon Communications will have the right (after January 31, 2003 in the case of the GTE JV and after March 31, 2002, in the case of the Bell Atlantic JV) to dissolve those joint ventures and require us to purchase (for cash, in the case of the GTE JV, and for cash or common stock, at our option, in the case of the Bell Atlantic JV) their interests in the joint ventures; such action may negatively impact our liquidity or cause dilution of our common stock. See "Business--The Company--U.S. Operations." In addition, some of the other opportunities that we are currently investigating could require significant additional capital.

   We had cash, cash equivalents and marketable securities of $1,006 million at December 31, 2001. We also had approximately $1,172 million in outstanding borrowings under our credit facilities at that date. The remaining borrowing availability of approximately $589 million under the credit facilities was undrawn. Our ability to borrow under the credit facilities is limited by the financial covenants contained in those agreements, including covenants regarding the ratio of total debt to EBITDA and interest and fixed charge coverage ratios relating to us and our subsidiaries. Under the terms of the credit facilities, we could draw the available $589 million in additional borrowings as of December 31, 2001 while remaining in compliance with these covenants.

   We may need additional sources of debt or equity capital in the future. Additional financing may not be available or may be restricted by the terms of our credit facilities and the terms of our other outstanding indebtedness. Additional sales of equity securities will dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund our operations and future growth.

We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Maintain These Leases--If we fail to protect our rights against persons claiming superior rights in our sites, our business may be adversely affected.

   Our real property interests relating to our sites consist primarily of fee interests, leasehold and sub-leasehold interests, easements, licenses and rights-of-way. A loss of these interests, including losses arising from the bankruptcy of one or more of our lessors or from the default by one or more of our lessors under their mortgage financing, could interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Our inability to protect our rights to the land under our towers could have a material adverse affect on our business, financial condition and results of operations.

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

   Since we signed our analog transmission contract with the BBC, the BBC has increased its service requirements to include 24-hour broadcasting on our transmission network for the BBC's two national television services and a requirement for us to add a number of additional analog stations and service enhancements to existing analog stations. The BBC has agreed to pay additional charges to us for these service enhancements. These additional charges required a revision amendment to that part of CCUK's transmission telecommunications license dealing with price regulation of analog broadcasting services to the BBC. The BBC and OFTEL, the relevant regulatory authority in the United Kingdom, have agreed to modify the license regulatory provisions to take into account these agreed additional payments.

Emissions From Our Antennas May Create Health Risks--We could suffer from future claims if the radio frequency emissions from equipment on our towers is demonstrated to cause negative health effects.

   The FCC and other government agencies impose requirements and other guidelines on its licensees relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future.

   Public perception of possible health risks associated with cellular and other wireless communications could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services.

   Our exposure to the potential risk of harm due to radio frequency emissions may increase as the number of rooftop sites in our portfolios, including the sites we acquire on rooftops of British Telecom exchange sites pursuant to our agreement with British Telecom, increases. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement". Rooftop sites may tend to be more accessible to a wider range of personnel (including personnel with little or no knowledge of wireless communications equipment) than tower sites, increasing the number of persons who may be potentially exposed to emissions emanating from equipment located on such rooftops.

   If a connection between radio emissions and possible negative health effects were established, our operations, costs and revenues would be materially and adversely affected. We do not maintain any significant insurance with respect to these matters.

Our International Operations Expose Us to Changes in Foreign Currency Exchange Rates--If we fail to properly match or hedge the currencies in which we conduct business, we could suffer losses as a result of changes in currency exchange rates.

   We conduct business in countries outside the United States, which exposes us to fluctuations in foreign currency exchange rates. For the twelve months ended December 31, 2001, approximately 28.7% of our consolidated revenues originated outside the United States, all of which were denominated in currencies other than U.S. dollars, principally British pounds sterling and Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we could suffer future losses as a result of changes in currency exchange rates.

We Are Heavily Dependent on Our Senior Management--If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis and our business could be adversely affected.

   Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals as employees, including our chief executive officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. Most of our executives, including our chief executive officer, have not signed noncompetition agreements. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

  .  a shareholder rights agreement;

  . the authority of the board of directors to issue preferred stock without approval of the holders of common stock; and

  . advance notice requirements for director nominations and actions to be taken at annual meetings.

   In addition, our by-laws permit special meetings of the stockholders to be called only upon the request of a majority of the board of directors, and deny stockholders the ability to call such meetings. Further, our BBC contracts may be terminated upon the occurrence of certain change of control events described in such contracts. Such provisions, as well as the provisions of
Section 203 of the Delaware General Corporation Law, could impede a merger, consolidation, takeover or other business combination or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Shares Eligible For Future Sale--Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock.

   Future sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock. As of March 15, 2002, we had 219,842,529 shares of common stock outstanding. In addition, we have reserved 32,435,557 shares of common stock for issuance under our various stock option plans, 1,639,990 shares of common stock upon exercise of outstanding warrants and 18,357,114 shares of common stock for the conversion of our outstanding convertible preferred stock.

   A small number of shareholders owns a significant percentage of our outstanding common stock. If any one of these shareholders, or any group of our shareholders, sells a large quantity of shares of our common stock, or the public market perceives that existing shareholders might sell shares of common stock, the market price of our common stock could significantly decline.

   Pursuant to a disposition agreement which we entered into with France Telecom, on July 5, 2000 France Telecom sold its remaining interest in us (approximately 17.7 million shares of common stock) to Salomon Brothers International Limited, or "SBIL", which agreed to hold such shares for a lock-up period which expired on June 8, 2001. After such date, SBIL is entitled to sell these shares, and after June 8, 2002, we will have the right to require SBIL to sell any such remaining shares. The sale of all or a portion of these shares held by SBIL could adversely affect the market price of our common stock.

   The holders of our 8 1/4% Convertible Preferred Stock and our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 8 1/4% per annum and 6.25% per annum, respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2000 and 2001, dividends on our 8 1/4% Convertible Preferred Stock were paid with 579,000 and 1,400,000 shares of common stock, respectively, and dividends on our 6.25% Convertible Preferred Stock were paid with 281,968 and 1,781,764 shares of common stock, respectively. The shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of our common stock otherwise outstanding, and further declines in the fair market value of our common stock will increase the effective dilution.

Disputes With Customers and Suppliers Have Recently Increased--Such disputes could lead to increased tensions, damaged relationships or litigation which could result in the loss of a key customer or supplier.

   We have recently experienced a rise in the number of conflicts or disputes between ourselves and some of our customers and service providers. Most of these disputes relate to the interpretation of terms in our contracts. While we seek to resolve such conflicts amicably and have generally resolved customer and supplier disputes on commercially reasonable terms, such disputes could lead to increased tensions and damaged relationships between ourselves and these entities, some of whom are key customers or suppliers of ours. In addition, if we are unable to resolve these differences amicably, we may be forced to litigate these disputes in order to enforce or defend our rights. There can be no assurances as to the outcome of these disputes. Damaged relationships or litigation with our key customers or suppliers could lead to decreased revenues (including as a result of losing a customer) or increased costs, which would have a material adverse effect on our business, operations or financial condition.

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
   Canonsburg, PA.............................  Owned  124,000  Corporate office
   Warwick, U.K...............................  Owned   50,000  Corporate office
   Warwick, U.K............................... Leased   18,775  Corporate office
   Sydney, Australia.......................... Leased   10,500  Corporate office

   We have 13 additional regional offices in the United States and Puerto Rico throughout our tower coverage areas, including Albany, Alpharetta (Georgia), Birmingham, Boca Raton, Canonsburg (Pennsylvania), Charlotte, Houston, Indianapolis, Louisville, Franklin (Tennessee), Phoenix, Pleasanton (California) and San Juan. The principal responsibilities of these offices are to manage the leasing of tower space on a regional basis, maintain the towers already located in the region and implement our build-to-suit commitments in the area. We also own a 48,500 square foot building in Canonsburg, Pennsylvania which is currently vacant and for sale or lease.

   In the United States, our interests in our tower sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, private easements and easements, licenses or rights-of-way granted by government entities. In rural areas, a tower site typically consists of a three- to five-acre tract, which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 3,000 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Our land leases generally have five- or ten-year terms and frequently contain one or more renewal options. Some land leases provide "trade-out" arrangements whereby we allow the landlord to use tower space in lieu of paying all or part of the land rent. As of December 31, 2001, we had approximately 8,500 land leases in the United States. Under the 2000 Credit Facility, our senior lenders have liens on a substantial number of our land leases and other property interests in the United States.

   In the United Kingdom, tower sites range from less than 400 square feet for a small rural TV booster station to over 50 acres for a high-power radio station. As in the United States, the site accommodates the towers, equipment buildings or shelters and, where necessary, guy wires to support the structure. Land is either owned freehold, which is usual for the larger sites, or is held on long-term leases that generally have terms of 21 years or more. As of December 31, 2001, we had approximately 2,070 land leases in the U.K.

   In Australia, our interests in tower sites are comprised of mainly leases and licenses granted by private, governmental and semi-governmental entities and individuals. The tower sites range from approximately 430 square feet to 2,400 square feet. Our land leases generally have terms up to 15 years through sequential leases and options to renew. As of December 31, 2001, we owned or managed a portfolio of approximately 1,391 towers in Australia. For approximately 1,322 of these towers, site tenure takes the form of a land lease or occupation license. For the balance, tenure on the land is currently secured by statutory access rights.

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

Item 4. Submissions of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI". Prior to April 25, 2001, the Common Stock was listed and traded on The Nasdaq Stock Market's National MarketSM ("Nasdaq") under the symbol "TWRS". The following table sets forth for the calendar periods indicated the high and low sales prices per share of the Common Stock as reported by NYSE and Nasdaq.

                                                                    High   Low
                                                                   ------ ------
   2000:
     First Quarter................................................ $44.75 $28.19
     Second Quarter...............................................  40.38  23.06
     Third Quarter................................................  39.69  24.50
     Fourth Quarter...............................................  32.25  21.38
   2001:
     First Quarter................................................ $30.13 $13.88
     Second Quarter...............................................  25.76  11.19
     Third Quarter................................................  16.15   7.40
     Fourth Quarter...............................................  12.50   8.14

   As of March 15, 2002, there were approximately 561 holders of record of the Common Stock.

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

   The holders of our 8 1/4% Convertible Preferred Stock and our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 8 1/4% per annum and 6.25% per annum, respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2000 and 2001, dividends on our 8 1/4% Convertible Preferred Stock were paid with 579,000 and 1,400,000 shares of common stock, respectively, and dividends on our 6.25% Convertible Preferred Stock were paid with 281,968 and 1,781,764 shares of common stock, respectively. The shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of our common stock otherwise outstanding, and further declines in the fair market value of our common stock will increase the effective dilution.

Issuance of Unregistered Securities

   Except as described below, we made no unregistered sales of equity securities during 2001.

   On January 3, 2001, we issued 64,404 shares of unregistered common stock to the prior majority shareholder of Millennium Communications Limited in connection with the acquisition of Millennium by CCUK, which originally closed on October 8, 1998. The shares were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

Item 6. Selected Financial Data

   The selected historical consolidated financial and other data for the Company set forth below for each of the five years in the period ended December 31, 2001, and as of December 31, 1997, 1998, 1999, 2000 and 2001,
have been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent accountants. The results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000, the results for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999, and the results for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998 as a result of business and tower acquisitions consummated in 1998, 1999 and 2000. Results of operations of these acquired businesses and towers are included in the Company's consolidated financial statements for the periods after the respective dates of acquisition. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                         Years Ended December 31,
                          -----------------------------------------------------------
                            1997        1998        1999         2000         2001
                          ---------  ----------  -----------  -----------  ----------
                            (In thousands of dollars, except per share amounts)
Statement of Operations
 Data:
Net revenues:
 Site rental and
  broadcast
  transmission..........  $  11,010  $   75,028  $   267,894  $   446,039  $  575,961
 Network services and
  other.................     20,395      38,050       77,865      203,126     322,990
                          ---------  ----------  -----------  -----------  ----------
   Total net revenues...     31,405     113,078      345,759      649,165     898,951
                          ---------  ----------  -----------  -----------  ----------
Costs of operations:
 Site rental and
  broadcast
  transmission..........      2,213      26,254      114,436      194,424     238,748
 Network services and
  other.................     13,137      21,564       42,312      120,176     228,485
                          ---------  ----------  -----------  -----------  ----------
   Total costs of
    operations..........     15,350      47,818      156,748      314,600     467,233
                          ---------  ----------  -----------  -----------  ----------
General and
 administrative.........      6,824      23,571       43,823       76,944     102,539
Corporate
 development(a).........      5,731       4,625        5,403       10,489      12,337
Restructuring charges...         --          --        5,645           --      19,416
Asset write-down
 charges................         --          --           --           --      24,922
Non-cash general and
 administrative
 compensation
 charges(b).............         --      12,758        2,173        3,127       6,112
Depreciation and
 amortization...........      6,952      37,239      130,106      238,796     328,491
                          ---------  ----------  -----------  -----------  ----------
Operating income
 (loss).................     (3,452)    (12,933)       1,861        5,209     (62,099)
Equity in earnings
 (losses) of
 unconsolidated
 affiliate..............     (1,138)      2,055           --           --          --
Interest and other
 income (expense)(c)....      1,951       4,220       17,731       33,761       8,548
Interest expense and
 amortization of
 deferred financing
 costs..................     (9,254)    (29,089)    (110,908)    (241,294)   (297,444)
                          ---------  ----------  -----------  -----------  ----------
Loss before income
 taxes, minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............    (11,893)    (35,747)     (91,316)    (202,324)   (350,995)
Provision for income
 taxes..................        (49)       (374)        (275)        (246)    (16,478)
Minority interests......         --      (1,654)      (2,756)        (721)      1,306
                          ---------  ----------  -----------  -----------  ----------
Loss before
 extraordinary item and
 cumulative
 effect of change in
 accounting principle...    (11,942)    (37,775)     (94,347)    (203,291)   (366,167)
Extraordinary item--loss
 on early extinguishment
 of debt................         --          --           --       (1,495)         --
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....         --          --       (2,414)          --          --
                          ---------  ----------  -----------  -----------  ----------
Net loss................    (11,942)    (37,775)     (96,761)    (204,786)   (366,167)
Dividends on preferred
 stock..................     (2,199)     (5,411)     (28,881)     (59,469)    (79,028)
                          ---------  ----------  -----------  -----------  ----------
Net loss after deduction
 of dividends on
 preferred stock........  $ (14,141) $  (43,186) $  (125,642) $  (264,255) $ (445,195)
                          =========  ==========  ===========  ===========  ==========
Per common share--basic
 and diluted:
 Loss before
  extraordinary item
  and cumulative effect
  of change in
  accounting
  principle.............  $   (2.27) $    (1.02) $     (0.94) $     (1.47) $    (2.08)
 Extraordinary item.....         --          --           --        (0.01)         --
 Cumulative effect of
  change in accounting
  principle.............         --          --        (0.02)          --          --
                          ---------  ----------  -----------  -----------  ----------
 Net loss...............  $   (2.27) $    (1.02) $     (0.96) $     (1.48) $    (2.08)
                          =========  ==========  ===========  ===========  ==========
Common shares
 outstanding--basic and
 diluted (in
 thousands).............      6,238      42,518      131,466      178,588     214,246
                          =========  ==========  ===========  ===========  ==========
Other Data:
EBITDA(d)...............  $   3,500  $   37,064  $   139,785  $   247,132  $  316,842
Summary cash flow
 information:
 Net cash provided by
  (used for) operating
  activities............       (624)     44,976       92,608      165,495     131,930
 Net cash used for
  investing
  activities............   (111,484)   (149,248)  (1,509,146)  (1,957,687)   (895,136)
 Net cash provided by
  financing
  activities............    159,843     345,248    1,670,402    1,707,091   1,109,309
Ratio of earnings to
 fixed charges(e).......         --          --           --           --          --
Balance Sheet Data (at
 period end):
Cash and cash
 equivalents............  $  55,078  $  296,450  $   549,328  $   453,833  $  804,602
Property and equipment,
 net....................     81,968     592,594    2,468,101    4,303,037   4,844,912
Total assets............    371,391   1,523,230    3,836,650    6,401,885   7,375,458
Total debt..............    156,293     429,710    1,542,343    2,602,687   3,423,097
Redeemable preferred
 stock(f)...............    160,749     201,063      422,923      842,718     878,861
Total stockholders'
 equity.................     41,792     737,562    1,617,747    2,420,862   2,364,648

--------
(a) Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers. For the year ended December 31, 1997, such expenses include (1) nonrecurring cash bonuses of $0.9 million paid to certain executive officers in connection with CCIC's initial investment in CCUK (the "CCUK Investment"); and (2) a nonrecurring cash charge of $1.3 million related to the purchase by CCIC of shares of common stock from CCIC's former chief executive officer in connection with the CCUK Investment.
(b) Represents charges related to the issuance of stock options to certain employees and executives, and the issuance of common stock and stock options in connection with certain acquisitions.
(c) Includes a $1.2 million fee received in March 1997 as compensation for leading the investment consortium which provided the equity financing for CCUK in connection with the CCUK Investment.
(d) EBITDA is defined as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges. EBITDA is presented as additional information because management believes it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of EBITDA may not be comparable to similarly titled measures of other companies.
(e) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes, minority interests, extraordinary item, cumulative effect of change in accounting principle, fixed charges and equity in earnings (losses) of unconsolidated affiliate. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the years ended December 31, 1997, 1998, 1999, 2000 and 2001, earnings were insufficient to cover fixed charges by $10.8 million, $37.8 million, $91.3 million, $202.3 million and $351.0 million, respectively.
(f) The 1997 amount represents (1) the senior convertible preferred stock privately placed by CCIC in August 1997 and October 1997, all of which has been converted into shares of common stock; and (2) the Series A convertible preferred stock, the Series B convertible preferred stock and the Series C convertible preferred stock privately placed by CCIC in April 1995, July 1996 and February 1997, respectively, all of which has been converted into shares of common stock in connection with the consummation of our initial public offering of common stock (the "IPO"). The 1998 amount represents the 12 3/4% exchangeable preferred stock. The 1999 amount represents the 12 3/4% exchangeable preferred stock and the 8 1/4% convertible preferred stock. The 2000 and 2001 amounts represent the 12 3/4% exchangeable preferred stock, the 8 1/4% convertible preferred stock and the 6.25% convertible preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of December 31, 2001 and our consolidated results of operations for each year in the three-year period ended December 31, 2001. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. See "--Cautionary Statement for Purposes of Forward-Looking Statements". This discussion should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this document. Results of operations of the acquired businesses and towers that are wholly and majority owned are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000, and the results for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999.

Overview

   The continued growth of our business depends substantially on the condition of the wireless communications and broadcast industries. We believe that the demand for communications sites will continue to grow and expect that, due to increased competition, wireless carriers will continue to seek operating and capital efficiencies by (1) outsourcing certain network services and the build-out and operation of new and existing infrastructure; and (2) planning to use a tower site as a common location, or "co-locating", for the placement of their antennas and transmission equipment alongside the equipment of other communications providers. In addition, we believe that more wireless carriers will seek to sell their wireless communications infrastructure to, or establish joint ventures with, experienced infrastructure providers, such as the Company, that have the demonstrated ability to manage the assets.

   Further, we believe that wireless carriers and broadcasters will continue to seek to outsource the operation of their towers and may, eventually, outsource their transmission networks, including the transmission of their signals. Management believes that our ability to manage towers and transmission networks and our proven track record of providing services addressing all aspects of signaling systems from the originating station to the terminating receiver, or "end-to-end" services, to the wireless communications and broadcasting industries position our company to capture such business.

   The willingness of wireless carriers to utilize our infrastructure and related services is affected by numerous factors, including:

  . consumer demand for wireless services;

  . interest rates;

  . cost of capital;

  . availability of capital to wireless carriers;

  . tax policies;

  . willingness to co-locate equipment;

  . local restrictions on the proliferation of towers;

  . cost of building towers;

  . technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area; and

  . our ability to efficiently satisfy their service requirements.

Our revenues that are derived from the provision of transmission services to the broadcasting industry will be affected by, among other things:

  . the timing of the rollout of digital television broadcasts from tower-mounted antenna systems, or "digital terrestrial television broadcasts", principally in the United Kingdom;

  . consumer demand for digital terrestrial broadcasting;

  . interest rates;

  . cost of capital;

  . zoning restrictions on towers; and

  . the cost of building towers.

   As an important part of our business strategy, we will seek to:

  (1) maximize utilization of our tower capacity,

  (2) utilize the expertise of U.S., U.K. and Australian personnel to capture global growth opportunities,

  (3) partner with wireless carriers to assume ownership of their existing towers, and

  (4) build new towers for wireless carriers.

Critical Accounting Policies

   The following is a discussion of the accounting policies that we believe
(1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Revenue Recognition

   Site rental and broadcast transmission revenues are recognized on a monthly basis over the term of the relevant lease, agreement or contract. These revenues are recognized on a straight-line basis, regardless of whether the payments from the customer are received in equal monthly amounts. Some agreements provide for rent-free periods at the beginning of the lease term, while others call for rent to be prepaid for some period. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is spread evenly over the term of the agreement. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods. For 2001, the non-cash portion of our site rental and broadcast transmission revenues amounted to approximately $23.6 million.

   Network services revenues are generally recognized under (1) the completed contract method or (2) the percentage-of-completion method. Under the completed contract method, revenues and costs for a particular project are recognized in total at the completion date. Under the percentage-of-completion method, costs are recognized as incurred and revenues are recognized based on the proportion of contract costs incurred compared to the estimated total contract costs. The completed contract method is used for projects that require relatively short periods of time to complete (primarily antenna installations, which generally require three months or less). The percentage-of-completion method is used for projects that require longer periods to complete.

   When using the completed contract method of accounting for network services revenues, we must accurately determine the completion date for the project in order to record the revenues and costs in the proper period. For antenna installations, we consider the project complete when the customer can begin transmitting its signal through the antenna. When using the percentage-of-completion method, we must be able to accurately estimate the total costs we expect to incur on a project in order to record the proper amount of revenues for the period. Under both methods, we must be able to estimate losses on uncompleted contracts, as such losses must be recognized as soon as they are known. We do not believe that our use of the completed contract method for short-term projects produces operating results that differ substantially from the percentage-of-completion method.

   Allowance for Doubtful Accounts Receivable

   As part of our normal accounting procedures, we must evaluate our outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers' ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If our estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially effected by any necessary correction to the allowance for doubtful accounts.

   Valuation of Long-Lived Assets

   We review the carrying values of property and equipment and other long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results or (3) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

   On January 1, 2002, we will adopt the new accounting standard for goodwill and intangible assets (see "--Impact of Recently Issued Accounting Standards"). In accordance with that new standard, we will review goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred.

   Deferred Income Taxes

   We record deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred tax assets exceed deferred tax liabilities, we must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized.

   The change in our net deferred income tax balances during a period results in a deferred income tax provision or benefit in our statement of operations. If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment.

Results of Operations

   Our primary sources of revenues are from:

  (1) renting antenna space on towers and rooftops sites,

  (2) providing analog and digital broadcast transmission services, and

  (3) providing network services, including the installation of antennas on our sites as well as third party sites.

   Site rental revenues in the U.S. are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

  . cellular;

  . personal communications services, a digital service operating at a higher frequency range than cellular;

  . microwave;

  . paging;

  . specialized mobile radio, a service operating in the frequency range used for two-way radio communication by public safety, trucking companies, and other dispatch service users; and

  . enhanced specialized mobile radio, a service operating in the SMR frequency range using enhanced technology.

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five years (with three or four optional renewal periods of five years each).

   Broadcast transmission services revenues in the U.K. are received for both analog and digital transmission services. Monthly analog transmission revenues are principally received from the BBC under a contract with an initial 10-year term through March 31, 2007. Digital transmission services revenues from the BBC and ITVdigital (formerly ONdigital) are recognized under contracts with initial terms of 12 years through November 15, 2010. Monthly revenues from these digital transmission contracts increase over time as the network rollout progresses. On March 27, 2002, a U.K. court approved an application by ITVdigital to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). There can be no assurances as to the outcome of this action or its effect on us. ITVdigital accounted for approximately $30.7 million, or 3.4%, of our revenues for the twelve-month period ended December 31, 2001. The loss of ITVdigital as a customer or the modification of the ITVdigital transmission contract could have an adverse effect on our results of operations. See "Item
1. Business--U.K. Operations--Significant Contracts".

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

   Network services revenues in the U.S. consist of revenues from:

  (1) antenna installation,

  (2) site acquisition,

  (3) site development and construction,

  (4) network design and site selection, and

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

   Network services revenues in the U.K. consist of (1) network design and site selection, site acquisition, site development and antenna installation and (2) site management and other services. Network design and development and related services are provided to:

  (1) a number of broadcasting and related organizations, both in the United Kingdom and other countries,

  (2) all four U.K. cellular operators, and

  (3) Hutchison as part of their deployment of 3G sevices in the U.K.

These services are often subject to a competitive bid, and a significant proportion result from an operator coming onto an existing CCUK site. Revenues from such services are recognized on either a fixed price or a time and materials basis. Site management and other services, consisting of both network monitoring and equipment maintenance, are carried out in the United Kingdom for a number of emergency service organizations. CCUK receives revenues for such services under contracts with original terms of between three and five years. Such contracts provide fixed prices for network monitoring and variable pricing dependent on the level of equipment maintenance carried out in a given period.

   Costs of operations for site rental in the U.S. primarily consist of:

  . land leases;

  . repairs and maintenance;

  . employee compensation and related benefits costs;

  . utilities;

  . insurance;

  . property taxes;

  . monitoring costs; and

  . in the case of our few managed sites, rental payments.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added. However, rental expenses at certain managed sites increase as additional customer antennas are added, resulting in higher incremental revenues but lower incremental margins than on owned towers.

   Costs of operations for broadcast transmission services in the U.K. consist primarily of employee compensation and related benefits costs, utilities, rental payments under the Site-Sharing Agreement with NTL, circuit costs and repairs and maintenance on both transmission equipment and structures. Site rental operating costs in the U.K. consist primarily of employee compensation and related benefits costs, utilities and repairs, maintenance and leases of land or rooftop sites. With the exception of land and rooftop leases, the majority of such costs are relatively fixed in nature, with increases in revenue from new installations on existing sites generally being achieved without a corresponding increase in costs. Generally, leases of land and rooftop sites have a revenue sharing component that averages 20% to 30% of additional revenues added from subsequent tenants.

   Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. We incur these network services costs (1) to support our internal operations, including maintenance of our owned towers, and (2) to maintain the employees necessary to provide end-to-end services to third parties regardless of the level of such business at any time. We believe that our experienced staff enables us to provide the type of end-to-end services that enhance our ability to attract wireless service providers to our sites.

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

   Depreciation and amortization charges relate to our property and equipment (which consists primarily of towers, broadcast transmission equipment, associated buildings, construction equipment and vehicles), goodwill and other intangible assets recorded in connection with business acquisitions. Depreciation of towers, depreciation of broadcast transmission equipment and amortization of goodwill are computed with a useful life of 20 years. Amortization of other intangible assets (principally the value of existing site rental contracts at Crown Communication) is computed with a useful life of 10 years. Depreciation of buildings is computed with useful lives ranging from 20 to 50 years. Depreciation of construction equipment and vehicles is generally computed with useful lives of 10 years and 5 years, respectively.

   In March 1999, we completed the formation of Crown Atlantic, our joint venture with Bell Atlantic Mobile. In June and December of 1999, we completed the acquisition of towers from Powertel. During 1999, 2000 and 2001 we completed the transactions with BellSouth and BellSouth DCS. In 2000, we completed the transaction with GTE. Additionally, during 2000 Crown Atlantic acquired the Frontier towers from Bell Atlantic Mobile, and CCAL completed the substantial portion of the transaction with Cable & Wireless Optus. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000, and the results for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                             Year Ended           Year Ended           Year Ended
                          December 31, 1999   December 31, 2000    December 31, 2001
                          ------------------  -------------------  -------------------
                                    Percent              Percent              Percent
                                     of Net               of Net               of Net
                           Amount   Revenues   Amount    Revenues   Amount    Revenues
                          --------  --------  ---------  --------  ---------  --------
                                         (In thousands of dollars)
Net revenues:
 Site rental and
  broadcast
  transmission..........  $267,894    77.5%   $ 446,039    68.7%   $ 575,961    64.1%
 Network services and
  other.................    77,865    22.5      203,126    31.3      322,990    35.9
                          --------   -----    ---------   -----    ---------   -----
     Total net
      revenues..........   345,759   100.0      649,165   100.0      898,951   100.0
                          --------   -----    ---------   -----    ---------   -----
Operating expenses:
 Costs of operations:
   Site rental and
    broadcast
    transmission........   114,436    42.7      194,424    43.6      238,748    41.5
   Network services and
    other...............    42,312    54.3      120,176    59.2      228,485    70.7
                          --------            ---------            ---------
     Total costs of
      operations........   156,748    45.4      314,600    48.5      467,233    52.0
 General and
  administrative........    43,823    12.7       76,944    11.8      102,539    11.4
 Corporate
  development...........     5,403     1.6       10,489     1.6       12,337     1.4
 Restructuring
  charges...............     5,645     1.6           --      --       19,416     2.1
 Asset write-down
  charges...............        --      --           --      --       24,922     2.8
 Non-cash general and
  administrative
  compensation
  charges...............     2,173     0.6        3,127     0.5        6,112     0.7
 Depreciation and
  amortization..........   130,106    37.6      238,796    36.8      328,491    36.5
                          --------   -----    ---------   -----    ---------   -----
Operating income
 (loss).................     1,861     0.5        5,209     0.8      (62,099)   (6.9)
Other income (expense):
 Interest and other
  income (expense)......    17,731     5.1       33,761     5.2        8,548     1.0
 Interest expense and
  amortization of
  deferred
  financing costs.......  (110,908)  (32.0)    (241,294)  (37.2)    (297,444)  (33.1)
                          --------   -----    ---------   -----    ---------   -----
Loss before income
 taxes, minority
 interests,
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (91,316)  (26.4)    (202,324)  (31.2)    (350,995)  (39.0)
Provision for income
 taxes..................      (275)   (0.1)        (246)     --      (16,478)   (1.8)
Minority interests......    (2,756)   (0.8)        (721)   (0.1)       1,306     0.1
                          --------   -----    ---------   -----    ---------   -----
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............   (94,347)  (27.3)    (203,291)  (31.3)    (366,167)  (40.7)
Extraordinary item--loss
 on early extinguishment
 of debt................        --      --       (1,495)   (0.2)          --      --
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....    (2,414)   (0.7)          --      --           --      --
                          --------   -----    ---------   -----    ---------   -----
Net loss................  $(96,761)  (28.0)%  $(204,786)  (31.5)%  $(366,167)  (40.7)%
                          ========   =====    =========   =====    =========   =====

   Comparison of Years Ended December 31, 2001 and 2000

   Consolidated revenues for 2001 were $899.0 million, an increase of $249.8 million from 2000. This increase was primarily attributable to:

  (1) a $129.9 million, or 29.1%, increase in site rental and broadcast transmission revenues, of which $13.3 million was attributable to CCUK, $18.4 million was attributable to Crown Atlantic, $11.5 million was attributable to CCAL and $86.6 million was attributable to CCUSA,

  (2) a $108.0 million increase in network services and other revenues from CCUSA,

  (3) a $6.7 million increase in network services and other revenues from CCUK,

  (4) a $3.5 million increase in network services and other revenues from Crown Atlantic, and

  (5) $1.6 million in network services and other revenues from CCAL.

   The following is a summary of tenant leasing activity on our tower sites for the year ended December 31, 2001:

      New tenants added on existing, newly constructed and acquired tower sites, net:
        CCUSA.........................................................  3,772
        Crown Atlantic................................................    710
        CCUK..........................................................  2,887
        CCAL..........................................................  1,448
                                                                       ------
                                                                        8,817
                                                                       ======
      Average monthly lease rate per new tenant added on existing tower sites:
        CCUSA and Crown Atlantic...................................... $1,481
        CCUK..........................................................    779
        CCAL..........................................................    607

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites. The increases in network services and other revenues reflect continued demand for antenna installation from our tenants along with increased third party service work.

   Costs of operations for 2001 were $467.2 million, an increase of $152.6 million from 2000. This increase was primarily attributable to:

  (1) a $44.3 million increase in site rental and broadcast transmission costs, of which $8.7 million was attributable to CCUK, $5.7 million was attributable to Crown Atlantic, $3.6 million was attributable to CCAL and $26.3 million was attributable to CCUSA,

  (2) a $94.4 million increase in network services costs related to CCUSA,

  (3) a $9.2 million increase in network services costs from CCUK,

  (4) a $3.8 million increase in network services costs from Crown Atlantic, and

  (5) $1.0 million in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 41.5% for 2001 from 43.6% for 2000 because of higher margins attributable to incremental revenues from the Crown Atlantic, CCAL and CCUSA operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 70.7% for 2001 from 59.2% for 2000 because of lower margins from the CCUSA, CCUK and Crown Atlantic operations. Network services revenues for 2001 included a greater proportion of third party service work than in 2000, and third party services typically produce lower margins than tenant antenna installation services.

   General and administrative expenses for 2001 were $102.5 million, an increase of $25.6 million from 2000. This increase was primarily attributable to:

  (1) an $11.4 million increase in expenses related to the CCUSA operations,

  (2) a $9.4 million increase in expenses at our corporate office,

  (3) a $3.3 million increase in expenses at CCUK, and

  (4) a $1.8 million increase in expenses at CCAL, partially offset by

  (5) a $0.3 million decrease in expenses at Crown Atlantic.

The increases in general and administrative expenses resulted primarily from higher staffing levels to support the growth of our business. General and administrative expenses as a percentage of revenues decreased for 2001 to 11.4% from 11.8% for 2000 because of lower overhead costs as a percentage of revenues for CCUSA, CCAL and Crown Atlantic.

   Corporate development expenses for 2001 were $12.3 million, compared to $10.5 million for 2000. This increase was primarily attributable to an increase in expenses at our corporate office.

   For 2001, we recorded non-recurring cash charges of $19.4 million in connection with a restructuring of our business announced in July 2001. Such charges related to employee severance payments and costs of office closures. In addition, we announced in March 2002 that we plan to record a non-recurring restructuring charge estimated to be between approximately $7.0 million and $13.0 million with respect to staff redundancies and the disposition of certain service lines in connection with our U.K. operations. We expect the charge to be reflected in our results of operations for 2002. See "-- Restructuring Charges and Asset Write-Down Charges".

   For 2001, we recorded asset write-down charges of $24.9 million in connection with the restructuring of our business announced in July 2001. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets. We are also undertaking a review of our construction in process, which may result in certain open projects being abandoned in 2002. A non-cash charge will be recorded in 2002 for the write-down of such abandoned projects. The total amount of construction in process being reviewed is approximately $38 million. See "--Restructuring Charges and Asset Write-Down Charges".

   For 2001, we recorded non-cash general and administrative compensation charges of $6.1 million related to the issuance of stock and stock options to certain employees and executives, compared to $3.1 million for 2000. See "-- Compensation Charges Related to Stock Option Grants and Acquisitions".

   Depreciation and amortization for 2001 was $328.5 million, an increase of $89.7 million from 2000. This increase was primarily attributable to:

  (1) a $16.3 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $10.9 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

  (3) a $5.9 million increase in depreciation and amortization related to property and equipment from CCAL, and

  (4) a $56.3 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for 2001 resulted primarily from:

  (1) the investment of the net proceeds from our recent offerings (see "-- Liquidity and Capital Resources"), offset by

  (2) costs incurred in connection with unsuccessful acquisition attempts and

  (3) our share of losses incurred by unconsolidated affiliates.

   Interest expense and amortization of deferred financing costs for 2001 was $297.4 million, an increase of $56.2 million, or 23.3%, from 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 10 3/4% senior notes and the 9 3/8% senior notes.See "--Liquidity and Capital Resources".

   The provision for income taxes of $16.5 million for 2001 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from an excess of basis differences for its property and equipment over its available tax net operating losses.

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

   Depreciation and amortization for 2000 was $238.8 million, an increase of $108.7 million from 1999. This increase was primarily attributable to:

  (1) a $13.6 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

  (2) a $9.2 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

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

   Since its inception, CCIC has generally funded its activities, other than acquisitions and investments, through excess proceeds from contributions of equity capital and cash provided by operations. CCIC has financed acquisitions and investments with the proceeds from equity contributions, borrowings under our senior credit facilities and issuances of debt securities. Since its inception, CCUK has generally funded its activities, other than the acquisition of the BBC home service transmission business, through cash provided by operations and borrowings under CCUK's credit facility. CCUK financed the acquisition of the BBC home service transmission business with the proceeds from equity contributions and the issuance of the CCUK bonds.

   For the years ended December 31, 1999, 2000 and 2001, our net cash provided by operating activities was $92.6 million, $165.5 million and $131.9 million, respectively. For the years ended December 31, 1999, 2000 and 2001, our net cash provided by financing activities was $1,670.4 million, $1,707.1 million and $1,109.3 million, respectively. Our primary financing-related activities in 2001 included the following:

   January 2001 Offering

   In January 2001, we sold 13,445,200 shares of our common stock in an underwritten public offering. The shares were sold to the public at a price of $26.25 per share and we received proceeds of $342.9 million (after underwriting discounts of $10.1 million). The proceeds from this offering will be used for general corporate purposes.

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

   Capital expenditures were $683.1 million for the year ended December 31, 2001, of which $3.8 million were for CCIC, $363.8 million were for CCUSA, $94.2 million were for Crown Atlantic, $219.0 million were for CCUK and $2.3 million were for CCAL. We anticipate that we will build, through the end of 2002, approximately 450 to 550 towers in the United States at a cost of approximately $135 million and approximately 450 to 550 towers in the United Kingdom at a cost of approximately $50 million. In addition, we are obligated to pay a site access fee to British Telecom in the amount of (Pounds)100.0 million ($145.4 million). We are currently in discussions regarding the deferral of a portion of this payment, but there can be no assurance as to the outcome of these discussions. We also expect to spend approximately $125 million in the United States for tower improvements, including enhancements to the structural capacity of our domestic towers in order to support the anticipated leasing.

   In April 2001, we entered into a Share Purchase Agreement for the acquisition of 49% of the outstanding capital stock of RaiWay S.p.A. ("RaiWay"). RaiWay is a subsidiary of RAI Radio Televisione Italiana S.p.A. ("RAI"), the Italian state-owned television and radio broadcaster. RaiWay manages over 2,300 broadcast transmission sites across Italy. The cost of our investment in RaiWay amounted to approximately $383.8 million in cash, and such amount was deposited into a Euro-denominated escrow account upon execution of the Share Purchase Agreement. The transaction was subject to approval by the Italian regulatory authorities and, in October 2001, we were notified that the Italian Minister of Communication had declined to approve the transaction. Pursuant to the terms of the agreement, the escrow deposit was returned to us in November 2001.

   We expect that the execution of our new tower build, or build-to-suit program, will have a material impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity.

   To fund the execution of our business strategy, including the construction of new towers, we expect to use the net proceeds of our recent offerings and cash provided by operations. We do not currently expect to utilize further borrowings available under our U.S. and U.K. credit facilities in any significant amounts. We will have additional cash needs to fund our operations in the future. We may also have additional cash needs in the future if additional tower acquisitions or build-to-suit opportunities arise. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

   As of December 31, 2001, we had consolidated cash and cash equivalents of $804.6 million (including $5.9 million at CCUSA, $169.0 million at CCUK, $13.1 million at Crown Atlantic, $15.0 million at CCAL, $389.5 million in an unrestricted investment subsidiary and $212.1 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $201.5 million, consolidated long-term debt of $3,423.1 million, consolidated redeemable preferred stock of $878.9 million and consolidated stockholders' equity of $2,364.6 million.

   As of March 15, 2002, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $45.0 million, and CCUK had unused borrowing availability under its credit facility of approximately (Pounds)30.0 million ($43.6 million). As of March 15, 2002, our restricted U.S. and Australian subsidiaries had approximately $500.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   The primary factors that determine our subsidiaries' ability to comply with their debt covenants are (1) their current financial performance (based on earnings before interest, taxes, depreciation and amortization, or "EBITDA"),
(2) their levels of indebtedness and (3) their debt service requirements. Since we do not currently expect that our subsidiaries will need to utilize significant additional borrowings under their credit facilities, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary's EBITDA performance. In addition, certain of the credit facilities will require that EBITDA increase in future years as covenant calculations become more restrictive. Should a covenant violation occur in the future as a result of a shortfall in EBITDA performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million, $53.8 million and $42.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our 12 3/4% exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($16.4 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

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

   The following table summarizes our contractual cash obligations as of December 31, 2001:

                                        Years Ending December 31,
                         -------------------------------------------------------
                           2002     2003     2004     2005     2006   Thereafter   Totals
                         -------- -------- -------- -------- -------- ---------- ----------
                                             (in thousands of dollars)
Long-term debt.......... $ 29,086 $ 43,336 $134,711 $200,336 $282,081 $2,930,288 $3,619,838
Interest payments on
 long-term debt (a).....  197,373  222,347  242,098  289,116  275,923  1,058,880  2,285,737
Capital lease
 obligations............    4,139    2,587    1,173       25       26         15      7,965
Operating lease
 obligations............  118,372  103,836   95,364   87,091   76,078    393,372    874,113
Site access fee to
 British Telecom,
 secured by letter of
 credit(b)..............  145,430       --       --       --       --         --    145,430
Redeemable preferred
 stock..................       --       --       --       --       --    977,103    977,103
Dividend payments on
 exchangeable preferred
 stock..................       --       --   47,762   47,762   47,762    191,048    334,334
                         -------- -------- -------- -------- -------- ---------- ----------
                         $494,400 $372,106 $521,108 $624,330 $681,870 $5,550,706 $8,244,520
                         ======== ======== ======== ======== ======== ========== ==========

--------
(a) Interest payments on floating rate debt are estimated based on rates in effect during the first quarter of 2002.
(b) We are currently in discussions regarding the deferral of a portion of this payment. There can be no assurances as to the outcome of these discussions.

   Our joint venture agreements with Bell Atlantic Mobile and GTE (both now part of Verizon Communications) provide that, upon dissolution of either venture, Verizon Communications will receive (1) the shares of our common stock contributed to the venture and (2) a payment equal to a percentage of the fair market value (at the dissolution date) of the venture's other net assets. As of December 31, 2001, such percentages would be approximately 24.1% for the Bell Atlantic Mobile venture and 11.0% for the GTE venture. The 24.1% payment for the Bell Atlantic Mobile venture could be paid either in cash or shares of our common stock, at our election. The 11.0% payment for the GTE venture could only be paid in cash. A dissolution of either venture may be triggered (1) by Verizon Communications at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary). Our joint venture with Bell Atlantic Mobile was formed on March 31, 1999, and our joint venture with GTE was formed on January 31, 2000. See "Item 1. Business--The Company-- Overview".

   Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to refinance any indebtedness in the future would depend in part on our maintaining adequate credit ratings from the commercial rating agencies. Such credit ratings are dependent on all the liquidity and performance factors discussed above, as well as general expectations that the rating agencies have regarding the outlook for our business and our industry. We anticipate that we may need to refinance a substantial portion of our indebtedness on or prior to its scheduled maturity. There can be no assurance that we will be able to effect any required refinancings of our indebtedness on commercially reasonable terms or at all. See "Item 1. Business--Risk Factors".

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

   We have designated CCUK, Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                            December 31, 2001
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............   $  233,027   $  571,575   $        --   $  804,602
Other current assets.....      291,976      119,483            --      411,459
Property and equipment,
 net.....................    3,354,557    1,490,355            --    4,844,912
Investments..............      128,500           --            --      128,500
Investments in
 Unrestricted
 Subsidiaries............    2,079,694           --    (2,079,694)          --
Goodwill and other
 intangible assets, net..      178,540      872,891            --    1,051,431
Other assets, net........      117,277       17,277            --      134,554
                            ----------   ----------   -----------   ----------
                            $6,383,571   $3,071,581   $(2,079,694)  $7,375,458
                            ==========   ==========   ===========   ==========
Current liabilities......   $  239,039   $  172,414   $        --   $  411,453
Long-term debt, less
 current maturities......    2,773,646      620,365            --    3,394,011
Other liabilities........       34,564      122,985            --      157,549
Minority interests.......       92,813       76,123            --      168,936
Redeemable preferred
 stock...................      878,861           --            --      878,861
Stockholders' equity.....    2,364,648    2,079,694    (2,079,694)   2,364,648
                            ----------   ----------   -----------   ----------
                            $6,383,571   $3,071,581   $(2,079,694)  $7,375,458
                            ==========   ==========   ===========   ==========

                          Three Months Ended December 31, 2001       Year Ended December 31, 2001
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $142,934     $ 95,252    $ 238,186    $ 543,777     $355,174    $ 898,951
Costs of operations
 (exclusive of
 depreciation
 and amortization)......     74,535       47,300      121,835      288,705      178,528      467,233
General and
 administrative.........     20,958        3,763       24,721       83,005       19,534      102,539
Corporate development...      1,945          502        2,447       10,502        1,835       12,337
Restructuring charges...        164           --          164       16,608        2,808       19,416
Asset write-down
 charges................        799        8,113        8,912       12,257       12,665       24,922
Non-cash general and
 administrative
 compensation charges...        872          516        1,388        3,488        2,624        6,112
Depreciation and
 amortization...........     61,522       39,597      101,119      190,761      137,730      328,491
                           --------     --------    ---------    ---------     --------    ---------
Operating income
 (loss).................    (17,861)      (4,539)     (22,400)     (61,549)        (550)     (62,099)
Interest and other
 income
 (expense)..............     (5,726)       8,100        2,374       (2,333)      10,881        8,548
Interest expense and
 amortization of
 deferred
 financing costs........    (67,454)     (11,069)     (78,523)    (250,115)     (47,329)    (297,444)
Provision for income
 taxes..................       (465)      (4,226)      (4,691)        (465)     (16,013)     (16,478)
Minority interests......        430         (239)         191        2,833       (1,527)       1,306
                           --------     --------    ---------    ---------     --------    ---------
Net loss................   $(91,076)    $(11,973)   $(103,049)   $(311,629)    $(54,538)   $(366,167)
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

                                                 1997 and 1998 1999, 2000 and
                                                  Securities   2001 Securities
                                                 ------------- ---------------
                                                   (In thousands of dollars)
Tower Cash Flow, for the three months ended
 December 31, 2001..............................   $  44,603      $  44,603
                                                   =========      =========
Consolidated Cash Flow, for the twelve months
 ended December 31, 2001........................   $ 161,565      $ 172,067
Less: Tower Cash Flow, for the twelve months
 ended December 31, 2001........................    (152,188)      (152,188)
Plus: four times Tower Cash Flow, for the three
 months ended December 31, 2001.................     178,412        178,412
                                                   ---------      ---------
Adjusted Consolidated Cash Flow, for the twelve
 months ended December 31, 2001.................   $ 187,789      $ 198,291
                                                   =========      =========

Related Party Transactions

   For the years ended December 31, 1999, 2000 and 2001, the Bell Atlantic Mobile joint venture had revenues from Verizon Communications of $29.1 million, $44.1 million and $44.0 million, respectively. For the years ended December 31, 2000 and 2001, the GTE joint venture had revenues from Verizon Communications of $46.2 million and $61.8 million, respectively. Verizon Communications is our joint venture partner in both of these ventures.

Restructuring Charges and Asset Write-Down Charges

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we reduced our global staff by approximately 312 full-time employees, closed five offices in the United States and closed our development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, we recorded non-recurring cash charges of approximately $19.4 million during 2001 related to employee severance payments and costs of office closures.

   We have recorded asset write-down charges of $24.9 million during 2001 in connection with the restructuring of our business announced in July 2001. Such non-cash charges related to the write-down of certain inventories, property and equipment, and other assets.

   In March 2002, we announced that we plan to record a non-recurring restructuring charge estimated to be between approximately $7.0 million and $13.0 million with respect to staff redundancies and the disposition of certain service lines in connection with our U.K. operations. We expect the charge to be reflected in our results of operations for 2002. We are also undertaking a review of our construction in process, which may result in certain open projects being abandoned in 2002. A non-cash charge will be recorded in 2002 for the write-down of such abandoned projects. The total amount of construction in process being reviewed is approximately $38 million.

Compensation Charges Related to Stock Option Grants and Acquisitions

   We are recognizing non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to our IPO. Such charges amount to approximately $1.4 million per year, and will be recognized through the second quarter of 2003.

   In July 2000, we issued (1) 199,473 shares of our common stock and (2) options to purchase 17,577 shares of our common stock with an exercise price of $.01 per share in connection with an acquisition by CCUK. Such shares and options were deemed to be compensation to the former shareholders of the acquired company (who remained employed by the Company). As a result, CCUK will recognize non-cash general and administrative compensation charges of approximately $8.4 million over five years.

   In September 2000, we issued 336,600 shares of our common stock in connection with an acquisition by CCUSA. Of such shares, 170,710 were deemed to be compensation to the former shareholders of the acquired company (who remained employed by the Company). As a result, CCUSA will recognize non-cash general and administrative compensation charges of approximately $5.9 million over four years.

Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We will adopt the other recognition and disclosure requirements of SFAS 141 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. We will apply these transition provisions of SFAS 141 as of January 1, 2002, and do not believe that they will have any effect on our consolidated financial statements.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with our existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt the requirements of SFAS 142 as of January 1, 2002. In addition, the nonamortization provisions of SFAS 142 are to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets be reported as the effect of a change in accounting principle. We have not yet completed our transitional impairment tests but, based on preliminary results of those tests, do not currently believe that an impairment loss for goodwill and other intangible assets will be recorded upon the adoption of SFAS 142. We expect that our depreciation and amortization expense will decrease by approximately $62.1 million per year as a result of the adoption of SFAS 142.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2002 would impact our interest expense by approximately $10.2 million. As of December 31, 2001, we have approximately $1,172.1 million of floating rate indebtedness, of which approximately $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

   As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", we had deposited approximately $383.8 million in cash into a Euro-denominated escrow account in connection with the RaiWay transaction. At the time of the deposit, the funds were exchanged at an average rate of Euro 1.00 = $0.8984. Since approval of the transaction was not received from the Italian regulatory authorities, the escrow deposit was returned to us in November 2001. As a result, we recognized a foreign exchange gain in the fourth quarter of 2001 of approximately $0.3 million in our results of operations as other income (expense).

Item 8. Financial Statements and Supplementary Data

               Crown Castle International Corp. and Subsidiaries
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of KPMG LLP, Independent Auditors..................................   57
Consolidated Balance Sheet as of December 31, 2000 and 2001...............   58
Consolidated Statement of Operations and Comprehensive Loss for each of
 the three years in the period ended December 31, 2001....................   59
Consolidated Statement of Cash Flows for each of the three years in the
 period ended December 31, 2001...........................................   60
Consolidated Statement of Stockholders' Equity for each of the three years
 in the period ended December 31, 2001....................................   61
Notes to Consolidated Financial Statements................................   62

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crown Castle International Corp.:

   We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                          KPMG LLP

Houston, Texas
February 28, 2002

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (In thousands of dollars, except share amounts)

                                                                  December 31,
                                                              ----------------------
                                                                 2000        2001
                                                              ----------  ----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  453,833  $  804,602
  Receivables:
    Trade, net of allowance for doubtful accounts of $18,722
     and $24,785 at December 31, 2000 and 2001,
     respectively...........................................     168,184     188,496
    Other...................................................       4,942       2,364
  Short-term investments....................................      38,000      72,963
  Inventories...............................................      40,684     102,771
  Prepaid expenses and other current assets.................      28,535      44,865
                                                              ----------  ----------
      Total current assets..................................     734,178   1,216,061
Property and equipment, net.................................   4,303,037   4,844,912
Investments.................................................     137,000     128,500
Goodwill and other intangible assets, net of accumulated
 amortization of $101,085 and $163,934 at December 31, 2000
 and 2001, respectively.....................................   1,112,876   1,051,431
Deferred financing costs and other assets, net of
 accumulated amortization of $10,733 and $21,376 at December
 31, 2000 and 2001, respectively............................     114,794     134,554
                                                              ----------  ----------
                                                              $6,401,885  $7,375,458
                                                              ==========  ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  100,766  $  104,149
  Accrued interest..........................................      47,604      60,081
  Accrued compensation and related benefits.................      11,901      13,553
  Deferred rental revenues and other accrued liabilities....     126,649     204,584
  Long-term debt, current maturities........................          --      29,086
                                                              ----------  ----------
      Total current liabilities.............................     286,920     411,453
Long-term debt, less current maturities.....................   2,602,687   3,394,011
Other liabilities...........................................      93,354     157,549
                                                              ----------  ----------
      Total liabilities.....................................   2,982,961   3,963,013
                                                              ----------  ----------
Commitments and contingencies (Note 11)
Minority interests..........................................     155,344     168,936
Redeemable preferred stock..................................     842,718     878,861
Stockholders' equity:
  Common stock, $.01 par value; 690,000,000 shares
   authorized; shares issued: December 31, 2000--198,912,094
   and December 31, 2001--218,804,363.......................       1,989       2,188
  Additional paid-in capital................................   2,894,095   3,301,023
  Accumulated other comprehensive loss......................     (25,100)    (43,246)
  Accumulated deficit.......................................    (450,122)   (895,317)
                                                              ----------  ----------
      Total stockholders' equity............................   2,420,862   2,364,648
                                                              ----------  ----------
                                                              $6,401,885  $7,375,458
                                                              ==========  ==========


                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

              (In thousands of dollars, except per share amounts)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
Net revenues:
 Site rental and broadcast transmission......  $ 267,894  $ 446,039  $ 575,961
 Network services and other..................     77,865    203,126    322,990
                                               ---------  ---------  ---------
                                                 345,759    649,165    898,951
                                               ---------  ---------  ---------
Operating expenses:
 Costs of operations (exclusive of
  depreciation and amortization):
   Site rental and broadcast transmission....    114,436    194,424    238,748
   Network services and other................     42,312    120,176    228,485
 General and administrative..................     43,823     76,944    102,539
 Corporate development.......................      5,403     10,489     12,337
 Restructuring charges.......................      5,645         --     19,416
 Asset write-down charges....................         --         --     24,922
 Non-cash general and administrative
  compensation charges.......................      2,173      3,127      6,112
 Depreciation and amortization...............    130,106    238,796    328,491
                                               ---------  ---------  ---------
                                                 343,898    643,956    961,050
                                               ---------  ---------  ---------
Operating income (loss)......................      1,861      5,209    (62,099)
Other income (expense):
 Interest and other income (expense).........     17,731     33,761      8,548
 Interest expense and amortization of
  deferred financing costs...................   (110,908)  (241,294)  (297,444)
                                               ---------  ---------  ---------
Loss before income taxes, minority interests,
 extraordinary item and
 cumulative effect of change in accounting
 principle...................................    (91,316)  (202,324)  (350,995)
Provision for income taxes...................       (275)      (246)   (16,478)
Minority interests...........................     (2,756)      (721)     1,306
                                               ---------  ---------  ---------
Loss before extraordinary item and cumulative
 effect of change in accounting principle....    (94,347)  (203,291)  (366,167)
Extraordinary item--loss on early
 extinguishment of debt......................         --     (1,495)        --
Cumulative effect of change in accounting
 principle for costs of start-up activities..     (2,414)        --         --
                                               ---------  ---------  ---------
Net loss.....................................    (96,761)  (204,786)  (366,167)
Dividends on preferred stock.................    (28,881)   (59,469)   (79,028)
                                               ---------  ---------  ---------
Net loss after deduction of dividends on
 preferred stock.............................  $(125,642) $(264,255) $(445,195)
                                               =========  =========  =========
Net loss.....................................  $ (96,761) $(204,786) $(366,167)
Other comprehensive income (loss):
 Foreign currency translation adjustments....     (4,703)   (22,087)   (10,154)
 Derivative instruments:
   Net change in fair value of cash flow
    hedging instruments......................         --         --    (10,336)
   Amounts reclassified into results of
    operations...............................         --         --      2,166
                                               ---------  ---------  ---------
Comprehensive loss before cumulative effect
 of change in accounting principle...........   (101,464)  (226,873)  (384,491)
Cumulative effect of change in accounting
 principle for derivative financial
 instruments.................................         --         --        178
                                               ---------  ---------  ---------
Comprehensive loss...........................  $(101,464) $(226,873) $(384,313)
                                               =========  =========  =========
Per common share--basic and diluted:
 Loss before extraordinary item and
  cumulative effect of change in accounting
  principle..................................  $   (0.94) $   (1.47) $   (2.08)
 Extraordinary item..........................         --      (0.01)        --
 Cumulative effect of change in accounting
  principle..................................      (0.02)        --         --
                                               ---------  ---------  ---------
 Net loss....................................  $   (0.96) $   (1.48) $   (2.08)
                                               =========  =========  =========
Common shares outstanding--basic and diluted
 (in thousands)..............................    131,466    178,588    214,246
                                               =========  =========  =========


                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (In thousands of dollars)

                                                Years Ended December 31,
                                           ------------------------------------
                                              1999         2000         2001
                                           -----------  -----------  ----------
Cash flows from operating activities:
 Net loss................................  $   (96,761) $  (204,786) $ (366,167)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization..........      130,106      238,796     328,491
  Amortization of deferred financing
   costs and discounts on long-term
   debt..................................       49,937       81,003      91,753
  Asset write-down charges...............           --           --      24,922
  Non-cash general and administrative
   compensation charges..................        2,173        3,127       6,112
  Minority interests.....................        2,756          721      (1,306)
  Extraordinary loss on early
   extinguishment of debt................           --        1,495          --
  Cumulative effect of change in
   accounting principle..................        2,414           --          --
  Changes in assets and liabilities,
   excluding the effects of acquisitions:
  Increase in deferred rental revenues
   and other liabilities.................       75,277      143,999     140,649
  Increase in accrued interest...........        5,518       26,803      12,668
  Increase in accounts payable...........          889       55,466       4,175
  Increase in inventories, prepaid
   expenses and other assets.............      (36,788)     (89,110)    (88,681)
  Increase in receivables................      (42,913)     (92,019)    (20,686)
                                           -----------  -----------  ----------
   Net cash provided by operating
    activities...........................       92,608      165,495     131,930
                                           -----------  -----------  ----------
Cash flows from investing activities:
 Maturities of investments...............           --           --     311,000
 Capital expenditures....................     (293,801)    (636,506)   (683,102)
 Purchases of investments................           --     (175,000)   (337,463)
 Acquisitions of businesses and assets,
  net of cash acquired...................   (1,208,466)  (1,143,682)   (155,651)
 Investments in affiliates and other.....       (6,879)      (2,499)    (29,920)
                                           -----------  -----------  ----------
   Net cash used for investing
    activities...........................   (1,509,146)  (1,957,687)   (895,136)
                                           -----------  -----------  ----------
Cash flows from financing activities:
 Proceeds from issuance of long-term
  debt...................................      757,206    1,015,020     450,000
 Proceeds from issuance of capital
  stock..................................      805,771      743,290     358,207
 Net borrowings under revolving credit
  agreements.............................      136,993       78,000     296,829
 Proceeds from issuance of subsidiary
  stock to minority shareholder..........           --           --      16,434
 Incurrence of financing costs...........      (28,330)     (47,219)    (12,161)
 Principal payments on long-term debt....           --      (82,000)         --
 Dividends on preferred stock............       (1,238)          --          --
                                           -----------  -----------  ----------
   Net cash provided by financing
    activities...........................    1,670,402    1,707,091   1,109,309
                                           -----------  -----------  ----------
Effect of exchange rate changes on cash..         (986)     (10,394)      4,666
                                           -----------  -----------  ----------
Net increase (decrease) in cash and cash
 equivalents.............................      252,878      (95,495)    350,769
Cash and cash equivalents at beginning of
 year....................................      296,450      549,328     453,833
                                           -----------  -----------  ----------
Cash and cash equivalents at end of
 year....................................  $   549,328  $   453,833  $  804,602
                                           ===========  ===========  ==========
Supplementary schedule of non-cash
 investing and financing activities:
 Amounts recorded in connection with
  acquisitions (see Note 2):
  Fair value of net assets acquired,
   including goodwill and other
   intangible assets.....................  $ 1,750,506  $ 2,005,935  $  157,458
  Escrow deposits for acquisitions.......       50,000      (50,000)         --
  Issuance of common stock...............      397,710      707,389       1,807
  Minority interests.....................       14,330      104,864          --
  Issuance of long-term debt.............      180,000           --          --
Supplemental disclosure of cash flow
 information:
 Interest paid...........................  $    54,514  $   128,996  $  194,927
 Income taxes paid.......................          301          257         492


                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (In thousands of dollars, except share amounts)

                                                                             Accumulated Other
                                                                           Comprehensive Income
                                                                                  (Loss)
                                                                          -----------------------
                                            Class A Common
                           Common Stock          Stock                      Foreign
                        ------------------ ------------------  Additional  Currency
                                    ($.01               ($.01   Paid-In   Translation Derivative  Accumulated
                          Shares     Par)    Shares     Par)    Capital   Adjustments Instruments   Deficit     Total
                        ----------- ------ -----------  -----  ---------- ----------- ----------- ----------- ----------
Balance, January 1,
1999...................  83,123,873 $  831  11,340,000  $ 113  $  795,153  $  1,690     $    --    $ (60,225) $  737,562
 Issuances of capital
 stock and warrants....  62,951,032    630          --     --   1,007,947        --          --           --   1,008,577
 Non-cash general and
 administrative
 compensation
 charges...............          --     --          --     --       1,953        --          --           --       1,953
 Foreign currency
 translation
 adjustments...........          --     --          --     --          --    (4,703)         --           --      (4,703)
 Dividends on
 preferred stock.......          --     --          --     --          --        --          --      (28,881)    (28,881)
 Net loss..............          --     --          --     --          --        --          --      (96,761)    (96,761)
                        ----------- ------ -----------  -----  ----------  --------     -------    ---------  ----------
Balance, December 31,
1999................... 146,074,905  1,461  11,340,000    113   1,805,053    (3,013)         --     (185,867)  1,617,747
 Conversion of Class A
 Common Stock to
 Common Stock..........  11,340,000    113 (11,340,000)  (113)         --        --          --           --          --
 Issuances of capital
 stock.................  40,636,221    406          --     --   1,061,861        --          --           --   1,062,267
 Non-cash general and
 administrative
 compensation
 charges...............          --     --          --     --       2,248        --          --           --       2,248
 Foreign currency
 translation
 adjustments...........          --     --          --     --          --   (22,087)         --           --     (22,087)
 Dividends on
 preferred stock.......     860,968      9          --     --      24,933        --          --      (59,469)    (34,527)
 Net loss..............          --     --          --     --          --        --          --     (204,786)   (204,786)
                        ----------- ------ -----------  -----  ----------  --------     -------    ---------  ----------
Balance, December 31,
2000................... 198,912,094  1,989          --     --   2,894,095   (25,100)         --     (450,122)  2,420,862
 Issuances of capital
 stock.................  16,710,505    167          --     --     359,847        --          --           --     360,014
 Non-cash general and
 administrative
 compensation
 charges...............          --     --          --     --       4,228        --          --           --       4,228
 Foreign currency
 translation
 adjustments...........          --     --          --     --          --   (10,154)         --           --     (10,154)
 Derivative
 instruments:
   Net change in fair
   value of cash flow
   hedging
   instruments.........          --     --          --     --          --        --     (10,336)          --     (10,336)
   Amounts reclassified
   into results of
   operations..........          --     --          --     --          --        --       2,166           --       2,166
   Cumulative effect of
   change in accounting
   principle for
   derivative financial
   instruments.........          --     --          --     --          --        --         178           --         178
 Dividends on
 preferred stock.......   3,181,764     32          --     --      42,853        --          --      (79,028)    (36,143)
 Net loss..............          --     --          --     --          --        --          --     (366,167)   (366,167)
                        ----------- ------ -----------  -----  ----------  --------     -------    ---------  ----------
Balance, December 31,
2001................... 218,804,363 $2,188          --  $  --  $3,301,023  $(35,254)    $(7,992)   $(895,317) $2,364,648
                        =========== ====== ===========  =====  ==========  ========     =======    =========  ==========

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

   Investments

   As of December 31, 2000 and 2001, all investments (consisting of government agency debt securities) are classified as held-to-maturity since the Company has the positive intent and ability to hold such investments until they mature. Held-to-maturity securities are stated at amortized cost. Gross unrealized holding gains amounted to $156,000 and $425,000 at December 31, 2000 and 2001, respectively. Investments classified as current assets mature within one year, while those classified as noncurrent mature after one year and within three years.

   Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include work in process amounting $22,082,000 and $83,804,000 at December 31, 2000 and 2001,
respectively.

   Property and Equipment

   Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment and other long-lived assets,

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES including any related goodwill, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset; such loss would first be charged to the carrying value of any related goodwill, and then to the carrying value of the impaired assets.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
                                                 (In thousands of dollars,
                                                 except per share amounts)
Loss before extraordinary item and cumulative
 effect of change in
 accounting principle......................... $ (94,347) $(203,291) $(366,167)
Dividends on preferred stock..................   (28,881)   (59,469)   (79,028)
                                               ---------  ---------  ---------
Loss before extraordinary item and cumulative
 effect of change in accounting principle
 applicable to common stock for basic and
 diluted computations.........................  (123,228)  (262,760)  (445,195)
Extraordinary item............................        --     (1,495)        --
Cumulative effect of change in accounting
 principle....................................    (2,414)        --         --
                                               ---------  ---------  ---------
Net loss applicable to common stock for basic
 and diluted computations..................... $(125,642) $(264,255) $(445,195)
                                               =========  =========  =========
Weighted-average number of common shares
 outstanding during the period for basic and
 diluted computations (in thousands)..........   131,466    178,588    214,246
                                               =========  =========  =========
Per common share--basic and diluted:
  Loss before extraordinary item and
   cumulative effect of change in accounting
   principle.................................. $   (0.94) $   (1.47) $   (2.08)
  Extraordinary item..........................        --      (0.01)        --
  Cumulative effect of change in accounting
   principle..................................     (0.02)        --         --
                                               ---------  ---------  ---------
  Net loss.................................... $   (0.96) $   (1.48) $   (2.08)
                                               =========  =========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of December 31, 2001: (1) options to purchase 23,873,337 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock (see Note
7) which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock (see Note 7) which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for each of the three years in the period ended December 31, 2001.

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

                                December 31, 2000         December 31, 2001
                             ------------------------  ------------------------
                              Carrying       Fair       Carrying       Fair
                               Amount        Value       Amount        Value
                             -----------  -----------  -----------  -----------
                                        (In thousands of dollars)
Cash and cash equivalents..  $   453,833  $   453,833  $   804,602  $   804,602
Short-term investments (to
 be held to
 maturity).................       38,000       38,015       72,963       73,224
Investments (to be held to
 maturity).................      137,000      137,141      128,500      128,664
Long-term debt.............   (2,602,687)  (2,593,615)  (3,423,097)  (3,236,191)
Interest rate swap
 agreements, net...........           --          178       (7,992)      (7,992)

   The Company does not currently hold or issue derivative financial instruments for trading purposes.

   Stock Options

   The Company uses the "intrinsic value based method" of accounting for its employee stock option plans (see Note 8). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. See Note 8 for the disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

   Recent Accounting Pronouncements

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income
(loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $5,700,000 for the year ending December 31, 2002. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of December 31, 2001, the accumulated other comprehensive loss in consolidated stockholders' equity includes $7,992,000 in losses related to derivative instruments.

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company will adopt the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES reclassifications are to be made in conjunction with the adoption of SFAS 142. The Company will apply these transition provisions of SFAS 141 as of January 1, 2002, and does not believe that they will have any effect on its consolidated financial statements.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt the requirements of SFAS 142 as of January 1, 2002. In addition, the nonamortization provisions of SFAS 142 are to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets be reported as the effect of a change in accounting principle. The Company has not yet completed its transitional impairment tests but, based on preliminary results of those tests, does not currently believe that an impairment loss for goodwill and other intangible assets will be recorded upon the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately $62,068,000 per year as a result of the adoption of SFAS 142.

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

2. Acquisitions

   During the three years in the period ended December 31, 2001, the Company consummated a number of business and asset acquisitions which were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses and assets are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

   Agreement with Bell Atlantic Mobile ("BAM")

   On December 8, 1998, the Company entered into an agreement with BAM (now part of Verizon Communications) to form a joint venture ("Crown Atlantic") to own and operate a significant majority of

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

BAM's towers. Upon formation of Crown Atlantic on March 31, 1999, (1) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its common stock in exchange for a 61.5% ownership interest in Crown Atlantic, (2) Crown Atlantic borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 4); and (3) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. In addition to the towers originally contributed to Crown Atlantic by BAM, the Company and BAM agreed that certain additional towers owned by BAM (the "Frontier towers") could be contributed to Crown Atlantic. In August and October 2000, BAM contributed 215 of the Frontier towers in exchange for additional ownership interests in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (1) the shares of the Company's common stock contributed to Crown Atlantic and (2) a payment (either in cash or in shares of the Company's common stock, at the Company's election) equal to approximately 24.1% of the fair market value (at the dissolution date) of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and has included Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $64,163,000 in connection with this acquisition.


   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth")

   In March 1999, the Company entered into an agreement with BellSouth (now part of Cingular) to acquire the operating rights for approximately 1,850 of their towers. The legal form of the transaction is a lease arrangement and will be treated by BellSouth as a sale of the towers for tax purposes. During 1999, 2000 and 2001, the Company closed on a revised total of 1,942 towers and paid $463,681,000 in cash and issued 9,084,025 shares of its common stock. The Company accounted for this transaction as a purchase of tower assets.

   Powertel, Inc. ("Powertel")

   In March 1999, the Company entered into an agreement with Powertel to purchase 650 of their towers and related assets. The total purchase price for these towers was $275,000,000 in cash, all of which was paid in 1999. The Company has accounted for this transaction as an acquisition using the purchase method.

   BellSouth DCS

   In July 1999, the Company entered into an agreement with certain affiliates of BellSouth ("BellSouth DCS", now part of Cingular) to acquire the operating rights for approximately 773 of their towers. The legal form of the transaction is a lease arrangement and will be treated by BellSouth as a sale of the towers for tax purposes. During 1999, 2000 and 2001, the Company closed on 745 of these towers and paid $307,015,000 in cash. The Company accounted for this transaction as a purchase of tower assets.

   Agreement With GTE Corporation ("GTE")

   On November 7, 1999, the Company entered into an agreement with GTE (now part of Verizon Communications) to form a joint venture ("Crown Castle GT") to own and operate a significant majority of GTE's towers. The agreement contemplated that the transaction would be completed in multiple closings during 2000. On January 31, 2000, the formation of Crown Castle GT took place in connection with the first such closing of towers. During the course of the multiple closings, (1) the Company contributed an aggregate of approximately $815,266,000 (of which approximately $94,464,000 was in shares of its common stock, with the balance in cash) in exchange for a majority ownership interest in Crown Castle GT, and (2) GTE contributed

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES approximately 2,300 towers in exchange for cash distributions aggregating approximately $695,802,000 from Crown Castle GT and a minority ownership interest in Crown Castle GT. Upon dissolution of Crown Castle GT, GTE will receive (1) the 5,063,731 shares of the Company's common stock contributed to Crown Castle GT and (2) a payment in cash equal to approximately 11.0% of the fair market value (at the dissolution date) of Crown Castle GT's other net assets; the Company will then receive the remaining assets and liabilities of Crown Castle GT. The Company has accounted for its investment in Crown Castle GT as a purchase of tower assets, and has included Crown Castle GT's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation.

   Upon entering into the agreement with GTE, the Company placed $50,000,000 into an escrow account. At the April 3, 2000 closing, the funds in the escrow account were used to pay $50,000,000 of the Company's cash contribution. A portion of the remaining cash contribution for this closing was financed with the net proceeds from borrowings under the Term Loans due 2011 (see Note 4).

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

   Crown Castle Australia Holdings Pty Ltd. ("CCAL")

   In March 2000, CCAL (a 77.6% owned subsidiary of the Company) entered into an agreement to purchase approximately 700 towers in Australia from Cable & Wireless Optus ("Optus"). The total purchase price for the towers was approximately $135,000,000 in cash (Australian $220,000,000). The Company has accounted for its investment in CCAL as a purchase of tower assets, and has included CCAL's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to the purchase date. On April 3, 2000, the first closing took place for CCAL. The Company contributed $90,786,000 in cash (Australian $147,500,000) to CCAL. The largest portion of this amount, along with a capital contribution from CCAL's minority shareholder, was used to pay $103,485,000 (Australian $168,131,000) to Optus. The substantial portion of the remaining payments to Optus have been made by CCAL during 2000 and 2001.

   CCUK

   On July 5, 2000, TeleDiffusion de France International S.A. ("TdF", a subsidiary of France Telecom) and an affiliate of TdF sold their remaining interests in the Company to a third party (see Note 8). In connection with this disposition, the Company issued 17,443,500 shares of its Common Stock in exchange for TdF's 20% interest in CCUK. As a result, CCUK became a wholly owned subsidiary of the Company. The Company recognized additional goodwill of approximately $493,751,000 in connection with this transaction.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3. Property and Equipment

   The major classes of property and equipment are as follows:

                                            Estimated      December 31,
                                              Useful   ----------------------
                                              Lives       2000        2001
                                            ---------- ----------  ----------
                                                         (In thousands of
                                                             dollars)
   Land and buildings...................... 0-50 years $  141,791  $  168,252
   Telecommunications towers and broadcast
    transmission equipment................. 5-20 years  4,404,443   5,182,050
   Transportation and other equipment...... 3-10 years     23,775      12,378
   Office furniture and equipment..........  3-7 years     38,548      49,069
                                                       ----------  ----------
                                                        4,608,557   5,411,749
   Less: accumulated depreciation..........              (305,520)   (566,837)
                                                       ----------  ----------
                                                       $4,303,037  $4,844,912
                                                       ==========  ==========

   Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $96,556,000, $190,610,000 and $265,395,000 respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $204,855,000 and $406,607,000 at December 31, 2000 and 2001, respectively.
At December 31, 2001, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2002-- $564,980,000; 2003--$542,559,000; 2004--$525,192,000; 2005--$489,547,000;
2006--$440,528,000; thereafter--$988,376,000.

4. Long-term Debt

   Long-term debt consists of the following:

                                                            December 31,
                                                        ---------------------
                                                           2000       2001
                                                        ---------- ----------
                                                          (In thousands of
                                                              dollars)
   2000 Credit Facility................................ $  500,000 $  700,000
   CCUK Credit Facility................................    138,932    172,050
   Crown Atlantic Credit Facility......................    239,000    300,000
   9% Guaranteed Bonds due 2007........................    181,820    177,401
   10 5/8% Senior Discount Notes due 2007, net of
    discount...........................................    206,768    229,321
   10 3/8% Senior Discount Notes due 2011, net of
    discount...........................................    355,482    393,320
   9% Senior Notes due 2011............................    180,000    180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount...........................................    175,685    196,005
   9 1/2% Senior Notes due 2011........................    125,000    125,000
   10 3/4% Senior Notes due 2011.......................    500,000    500,000
   9 3/8% Senior Notes due 2011........................         --    450,000
                                                        ---------- ----------
                                                         2,602,687  3,423,097
   Less: current maturities............................         --    (29,086)
                                                        ---------- ----------
                                                        $2,602,687 $3,394,011
                                                        ========== ==========

   2000 Credit Facility

   In March 2000, a subsidiary of the Company entered into a credit agreement with a syndicate of banks (the "2000 Credit Facility") which consists of two term loan facilities and a revolving line of credit aggregating

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   On March 15, 2000, the Company used $83,375,000 in borrowings under one of the term loan facilities of the 2000 Credit Facility to repay outstanding borrowings and accrued interest under a prior credit facility. The net proceeds from $316,625,000 in additional borrowings under this term loan facility were used to fund a portion of the purchase price for Crown Castle GT and for general corporate purposes. As of December 31, 2001, approximately $500,000,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of December 31, 2001. In the first quarter of 2000, the Company recorded an extraordinary loss of $1,495,000 consisting of the write-off of unamortized deferred financing costs related to the prior credit facility.

   The amount of available borrowings under the 2000 Credit Facility's term loans and revolving line of credit will decrease by stated amounts at the end of each calendar quarter beginning on June 30, 2003. Any remaining borrowings under one of the term loans must be repaid on March 15, 2008. Any remaining borrowings under the other term loan and the revolving line of credit must be repaid on September 15, 2007. Under certain circumstances, the Company's subsidiaries may be required to make principal prepayments under the 2000 Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain borrowings.

   The 2000 Credit Facility is secured by substantially all of the assets of CCUSA and CCAL, and the Company's pledge of the capital stock of those subsidiaries and Crown Castle GT. In addition, the 2000 Credit Facility is guaranteed by CCIC. Borrowings under the 2000 Credit Facility bear interest at rates per annum, at the Company's election, equal to the bank's prime rate plus margins ranging from 1.75% to 2.00% or a Eurodollar interbank offered rate (LIBOR) plus margins ranging from 2.75% to 3.00% (6.50% and 4.66%, respectively, at December 31, 2001). The interest rate margins may be reduced by up to 1.00% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The 2000 Credit Facility requires the borrowers to maintain certain financial covenants and places restrictions on their ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   CCUK Credit Facility

   CCUK has a credit agreement with a syndicate of banks (as amended, the "CCUK Credit Facility") which comprises (1) a (Pounds)100,000,000 (approximately $145,430,000) revolving loan facility and (2) a (Pounds)50,000,000 (approximately $72,715,000) revolving loan facility. Available borrowings under the CCUK Credit Facility are generally to be used to finance capital expenditures and for working capital and general corporate purposes. As of December 31, 2001, unused borrowing availability under the CCUK Credit Facility amounted to approximately (Pounds)30,000,000 (approximately $43,629,000).

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The CCUK Credit Facility is secured by substantially all of CCUK's assets. Borrowings under the CCUK Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 1.5% (approximately 4.98% at December 31, 2001). The interest rate margin may be reduced by up to 0.875% (non-cumulatively) based on a financial test. Interest is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The CCUK Credit Facility requires CCUK to maintain certain financial covenants and places restrictions on CCUK's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   Crown Atlantic Credit Facility

   Crown Atlantic has a credit agreement with a syndicate of banks (as amended, the "Crown Atlantic Credit Facility") which consists of a $345,000,000 secured revolving line of credit. Available borrowings under the Crown Atlantic Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic's assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

   On March 31, 1999, Crown Atlantic borrowed $180,000,000 under the Crown Atlantic Credit Facility to fund a portion of the cash payment to BAM (see
Note 2). As of December 31, 2001, approximately $45,000,000 of borrowings was available under the Crown Atlantic Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of December 31, 2001.

   The amount of available borrowings under the Crown Atlantic Credit Facility will decrease by a stated amount at the end of each calendar quarter beginning on March 31, 2003 until March 31, 2006, at which time any remaining borrowings must be repaid. Under certain circumstances, Crown Atlantic may be required to make principal prepayments under the Crown Atlantic Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain sales of equity or debt securities.

   The Crown Atlantic Credit Facility is secured by a pledge of the membership interest in Crown Atlantic and a security interest in Crown Atlantic's tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic's election, equal to the bank's prime rate plus 1.25% or a Eurodollar interbank offered rate (LIBOR) plus 2.75% (4.75% and 3.76%, respectively, at December 31, 2001). The interest rate margins may be reduced by up to 1.25% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   9% Guaranteed Bonds due 2007 ("CCUK Bonds")

   CCUK has issued (Pounds)125,000,000 (approximately $181,788,000) aggregate principal amount of the CCUK Bonds. Interest payments on the CCUK Bonds are due annually on each March 30. The maturity date of the CCUK Bonds is March 30, 2007. The CCUK Bonds are stated net of unamortized discount.

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

   10 5/8% Senior Discount Notes due 2007 (the "10 5/8% Discount Notes")

   The Company has issued $251,000,000 aggregate principal amount (at maturity) of the 10 5/8% Discount Notes. The 10 5/8% Discount Notes will not pay any interest until May 15, 2003, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. The maturity date of the 10 5/8% Discount Notes is November 15, 2007. The 10 5/8% Discount Notes are net of unamortized discount of $44,232,000 and $21,679,000 at December 31, 2000 and 2001, respectively.

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

   The 10 3/8% Discount Notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Senior Notes are due on each May 15 and November 15, commencing on November 15, 1999. The maturity date of the 10 3/8% Discount Notes and the 9% Senior Notes is May 15, 2011. The 10 3/8% Discount Notes are net of unamortized discount of $144,518,000 and $106,680,000 at December 31, 2000 and 2001, respectively.

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

   The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Senior Notes are due on each February 1 and August 1, commencing on February 1, 2000. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes is August 1, 2011. The 11 1/4% Discount Notes are net of unamortized discount of $84,315,000 and $63,995,000 at December 31, 2000 and 2001, respectively.

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

   Structural Subordination of the Debt Securities

   The 10 5/8% Discount Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes and the 9 3/8% Senior Notes (collectively, the "Debt Securities") are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds. The indentures governing the Debt Securities (the "Indentures") place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 2001, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indentures.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company has designated CCUK, Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for
(1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                            December 31, 2001
                           ----------------------------------------------------
                           Company and
                            Restricted  Unrestricted Consolidation Consolidated
                           Subsidiaries Subsidiaries Eliminations     Total
                           ------------ ------------ ------------- ------------
                                        (In thousands of dollars)
Cash and cash
 equivalents.............  $   233,027   $  571,575   $        --   $  804,602
Other current assets.....      291,976      119,483            --      411,459
Property and equipment,
 net.....................    3,354,557    1,490,355            --    4,844,912
Investments..............      128,500           --            --      128,500
Investments in
 Unrestricted
 Subsidiaries............    2,079,694           --    (2,079,694)          --
Goodwill and other
 intangible assets, net..      178,540      872,891            --    1,051,431
Other assets, net........      117,277       17,277            --      134,554
                           -----------   ----------   -----------   ----------
                           $ 6,383,571   $3,071,581   $(2,079,694)  $7,375,458
                           ===========   ==========   ===========   ==========
Current liabilities......  $   239,039   $  172,414   $        --   $  411,453
Long-term debt, less
 current maturities......    2,773,646      620,365            --    3,394,011
Other liabilities........       34,564      122,985            --      157,549
Minority interests.......       92,813       76,123            --      168,936
Redeemable preferred
 stock...................      878,861           --            --      878,861
Stockholders' equity.....    2,364,648    2,079,694    (2,079,694)   2,364,648
                           -----------   ----------   -----------   ----------
                            $6,383,571   $3,071,581   $(2,079,694)  $7,375,458
                           ===========   ==========   ===========   ==========

                          Three Months Ended December 31, 2001
                                      (Unaudited)                    Year Ended December 31, 2001
                         -------------------------------------- --------------------------------------
                         Company and                            Company and
                          Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                         Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                         ------------ ------------ ------------ ------------ ------------ ------------
                                                   (In thousands of dollars)
Net revenues............   $142,934     $ 95,252    $ 238,186    $ 543,777     $355,174    $ 898,951
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     74,535       47,300      121,835      288,705      178,528      467,233
General and
 administrative.........     20,958        3,763       24,721       83,005       19,534      102,539
Corporate development...      1,945          502        2,447       10,502        1,835       12,337
Restructuring charges...        164           --          164       16,608        2,808       19,416
Asset write-down
 charges................        799        8,113        8,912       12,257       12,665       24,922
Non-cash general and
 administrative
 compensation charges...        872          516        1,388        3,488        2,624        6,112
Depreciation and
 amortization...........     61,522       39,597      101,119      190,761      137,730      328,491
                           --------     --------    ---------    ---------     --------    ---------
Operating income
 (loss).................    (17,861)      (4,539)     (22,400)     (61,549)        (550)     (62,099)
Interest and other
 income (expense).......     (5,726)       8,100        2,374       (2,333)      10,881        8,548
Interest expense and
 amortization of
 deferred financing
 costs..................    (67,454)     (11,069)     (78,523)    (250,115)     (47,329)    (297,444)
Provision for income
 taxes..................       (465)      (4,226)      (4,691)        (465)     (16,013)     (16,478)
Minority interests......        430         (239)         191        2,833       (1,527)       1,306
                           --------     --------    ---------    ---------     --------    ---------
Net loss................   $(91,076)    $(11,973)   $(103,049)   $(311,629)    $(54,538)   $(366,167)
                           ========     ========    =========    =========     ========    =========

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

                                                         1997 and   1999, 2000
                                                           1998      and 2001
                                                        Securities  Securities
                                                        ----------  ----------
                                                          (In thousands of
                                                              dollars)
                                                             (Unaudited)
Tower Cash Flow, for the three months ended December
 31, 2001.............................................. $  44,603   $  44,603
                                                        =========   =========
Consolidated Cash Flow, for the twelve months ended
 December 31, 2001..................................... $ 161,565   $ 172,067
Less: Tower Cash Flow, for the twelve months ended
 December 31, 2001.....................................  (152,188)   (152,188)
Plus: four times Tower Cash Flow, for the three months
 ended December 31, 2001...............................   178,412     178,412
                                                        ---------   ---------
Adjusted Consolidated Cash Flow, for the twelve months
 ended December 31, 2001............................... $ 187,789   $ 198,291
                                                        =========   =========

   Maturities

   Scheduled maturities of long-term debt outstanding at December 31, 2001 are as follows: years ending December 31, 2002--$29,086,000; 2003--$43,336,000;
2004--$134,711,000; 2005--$200,336,000; 2006--$282,081,000; thereafter--
$2,930,288,000.

   Restricted Net Assets of Subsidiaries

   Under the terms of the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to
(1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on certain of CCIC's indebtedness. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $3,601,630,000 at December 31, 2001.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company does not believe there is any significant exposure to credit risk from these interest rate swap agreements due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company's loss would be limited to any unfavorable interest rate differential.

   CCUK Letter of Credit

   In April 2001, CCUK issued a letter of credit to one of its customers in connection with a site development agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)100,000,000 (approximately $145,430,000) and expires on April 16, 2002.

5. Income Taxes

   Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of change in accounting principle by geographic area is as follows:

                                                 Years Ended December 31,
                                               ------------------------------
                                                 1999      2000       2001
                                               --------  ---------  ---------
                                                (In thousands of dollars)
   Domestic................................... $(93,578) $(186,551) $(275,329)
   Foreign....................................    2,262    (15,773)   (75,666)
                                               --------  ---------  ---------
                                               $(91,316) $(202,324) $(350,995)
                                               ========  =========  =========

   The provision for income taxes consists of the following:

                                                 Years Ended December 31,
                                               ------------------------------
                                                 1999      2000       2001
                                               --------  ---------  ---------
                                                (In thousands of dollars)
   Current:
     State.................................... $     55  $     225  $      33
     Foreign..................................      220         21        459
                                               --------  ---------  ---------
                                                    275        246        492
                                               --------  ---------  ---------
   Deferred:
     Foreign..................................       --         --     15,986
                                               --------  ---------  ---------
                                               $    275  $     246  $  16,478
                                               ========  =========  =========

   A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

                                                 Years Ended December 31,
                                               ------------------------------
                                                 1999      2000       2001
                                               --------  ---------  ---------
                                                (In thousands of dollars)
   Benefit for income taxes at statutory
    rate...................................... $(31,047) $ (71,337) $(122,849)
   Amortization of intangible assets..........    7,321     12,808     15,606
   Depreciation on basis differences in joint
    ventures..................................    1,012      1,131      1,116
   Stock-based compensation...................      477        468        973
   Expenses for which no federal tax benefit
    was recognized............................      186        238        115
   State taxes, net of federal tax benefit....       36        146         21
   Losses for which no tax benefit was
    recognized................................   22,265     55,190    118,628
   Other......................................       25      1,602      2,868
                                               --------  ---------  ---------
                                               $    275  $     246  $  16,478
                                               ========  =========  =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The components of the net deferred income tax assets and liabilities are as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
                                                             (In thousands of
                                                                 dollars)
   Deferred income tax liabilities:
     Property and equipment................................. $ 49,767  $124,723
     Basis differences in joint ventures....................      222     4,548
     Other..................................................       66        54
                                                             --------  --------
       Total deferred income tax liabilities................   50,055   129,325
                                                             --------  --------
   Deferred income tax assets:
     Net operating loss carryforwards.......................  138,877   324,220
     Foreign losses.........................................    4,096    12,163
     Receivables allowance..................................    5,932     6,280
     Accrued liabilities....................................      472     5,145
     Intangible assets......................................      692     3,233
     Puerto Rico losses.....................................      147       408
     Noncompete agreement...................................      193       164
     Other..................................................       54       663
     Valuation allowances................................... (100,408) (238,937)
                                                             --------  --------
       Total deferred income tax assets, net................   50,055   113,339
                                                             --------  --------
   Net deferred income tax liabilities...................... $     --  $ 15,986
                                                             ========  ========

   Valuation allowances of $100,408,000 and $238,937,000 were recognized to offset net deferred income tax assets as of December 31, 2000 and 2001, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company's consolidated financial statements:

   Consolidated statement of operations........................... $214,507,000
   Additional paid-in capital.....................................   24,430,000
                                                                   ------------
                                                                   $238,937,000
                                                                   ============

   At December 31, 2001, the Company had net operating loss carryforwards of approximately $926,343,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2010 through 2021. The utilization of the loss carryforwards is subject to certain limitations.

6. Minority Interests

   Minority interests represent the minority shareholder's 20% interest in CCUK (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic, the minority partner's 17.8% interest in Crown Castle GT and the minority shareholder's 22.4% interest in CCAL.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

7. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                               December 31,
                                                             -----------------
                                                               2000     2001
                                                             -------- --------
                                                             (In thousands of
                                                                 dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued:
  December 31, 2000--257,067 and December 31, 2001--291,444
   (stated at mandatory redemption and aggregate liquidation
   value)................................................... $258,433 $292,992
8 1/4% Cumulative Convertible Redeemable Preferred Stock;
 shares issued:
  200,000 (stated net of unamortized value of warrants;
   mandatory redemption and aggregate liquidation value of
   $200,000)................................................  195,383  195,793
6.25% Convertible Preferred Stock; shares issued:
  8,050,000 (stated net of unamortized issuance costs;
   mandatory redemption and aggregate liquidation value of
   $402,500)................................................  388,902  390,076
                                                             -------- --------
                                                             $842,718 $878,861
                                                             ======== ========

   Exchangeable Preferred Stock

   The Company has issued 200,000 shares of its 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the "Exchangeable Preferred Stock") at a price of $1,000 per share (the liquidation preference per share). The holders of the Exchangeable Preferred Stock are entitled to receive cumulative dividends at the rate of 12 3/4% per share, compounded quarterly on each March 15, June 15, September 15 and December 15 of each year, beginning on March 15, 1999. On or before December 15, 2003, the Company has the option to pay dividends in cash or in additional shares of Exchangeable Preferred Stock. After December 15, 2003, dividends are payable only in cash. For the years ended December 31, 2000 and 2001, dividends were paid in additional shares of Exchangeable Preferred Stock.

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

   8 1/4% Convertible Preferred Stock

   On November 19, 1999, the Company issued 200,000 shares of its 8 1/4% Cumulative Convertible Redeemable Preferred Stock (the "8 1/4% Convertible Preferred Stock") at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation ("GECC"). The Company received net

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES proceeds of approximately $191,500,000 (after structuring and underwriting fees of $8,500,000 but before other expenses of the transaction). The net proceeds were used to pay a portion of the purchase price for the GTE joint venture (see Note 2).

   GECC is entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year, beginning on December 15, 1999. The Company has the option to pay dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. For the years ended December 31, 2000 and 2001, dividends were paid with 579,000 and 1,400,000 shares of common stock, respectively. GECC also received warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time for a period of five years following the issue date.

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

   6.25% Convertible Preferred Stock

   On July 27, 2000, the Company sold shares of its common stock and preferred stock in concurrent underwritten public offerings (the "July 2000 Offerings"). The Company had granted the underwriters for the July 2000 Offerings over-allotment options to purchase additional shares in both offerings. On August 1, 2000, the over-allotment option for the preferred stock offering was exercised in full. As a result, the Company sold a total of 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share and received proceeds of $388,412,000 (after underwriting discounts of $14,088,000). The proceeds from the July 2000 Offerings will be used for general corporate purposes. See Note 8.

   The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year, beginning on November 15, 2000. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the years ended December 31, 2000 and 2001, dividends were paid with 281,968 and 1,781,764 shares of common stock, respectively. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company's obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness and the Exchangeable Preferred Stock of the Company, and are effectively subordinate to all debt and liabilities of the Company's subsidiaries. The 6.25% Convertible Preferred Stock ranks in parity with the 8 1/4% Convertible Preferred Stock.

8. Stockholders' Equity

   Common Stock

   On May 12, 1999, the Company sold shares of its common stock and debt securities in concurrent underwritten public offerings (collectively, the "May Offerings") (see Note 4). The Company sold 21,000,000 shares of its common stock at a price of $17.50 per share and received proceeds of $352,800,000 (after underwriting discounts of $14,700,000). The Company had granted the underwriters for the May Offerings an over-allotment option to purchase an additional 3,150,000 shares of the Company's common stock. On May 13, 1999, the underwriters exercised this over-allotment option in full. As a result, the Company received additional proceeds of $52,920,000 (after underwriting discounts of $2,205,000). The proceeds from the May Offerings were used to pay the remaining purchase price for the BellSouth and Powertel transactions, to fund the initial interest payments on the 9% Senior Notes and for general corporate purposes.

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

   On July 27, 2000, the Company sold shares of its common stock in the July 2000 Offerings (see Note 7). On August 1, 2000, the over-allotment option for the common stock offering was partially exercised. As a result, the Company sold a total of 12,084,200 shares of its common stock at a price of $29.50 per share and received proceeds of $342,225,000 (after underwriting discounts of $14,259,000).

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

   Class A Common Stock

   All of the outstanding shares of the Company's Class A Common Stock were held by an affiliate of TdF. Each share of Class A Common Stock was convertible, at the option of its holder at any time, into one share of Common Stock. The holder of the Class A Common Stock was entitled to one vote per share on all matters presented to a vote of the Company's shareholders, except with respect to the election of directors. The holder of

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES the Class A Common Stock, voting as a separate class, had the right to elect up to two members of the Company's Board of Directors. The shares of Class A Common Stock also provided certain governance and anti-dilutive rights.

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

   Compensation Charges Related to Stock Option Grants and Acquisitions

   The Company is recognizing non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to its initial public offering of common stock (the "IPO"). Such charges amount to approximately $1,360,000 per year, and will be recognized through the second quarter of 2003.

   In July 2000, the Company issued (1) 199,473 shares of its common stock and
(2) options to purchase 17,577 shares of its common stock with an exercise price of $.01 per share in connection with an acquisition by CCUK. Such shares and options were deemed to be compensation to the former shareholders of the acquired company (who remained employed by the Company). As a result, CCUK will recognize non-cash general and administrative compensation charges of approximately $8,380,000 over five years.

   In September 2000, the Company issued 336,600 shares of its common stock in connection with an acquisition by CCUSA. Of such shares, 170,710 were deemed to be compensation to the former shareholders of the acquired company (who remained employed by the Company). As a result, CCUSA will recognize non-cash general and administrative compensation charges of approximately $5,889,000 over four years.

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

   Upon consummation of a share exchange agreement with CCUK's shareholders in 1998, the Company adopted each of the various CCUK stock option plans. All outstanding options to purchase shares of CCUK under such plans have been converted into options to purchase shares of the Company's common stock. Up to 4,392,451 shares of the Company's common stock were reserved for awards granted under the CCUK plans, and these options generally vest over periods of up to three years from the date of grant.

   In 2001, the Company adopted the Crown Castle International Corp. 2001 Stock Incentive Plan (the "2001 Stock Incentive Plan"). Up to 8,000,000 shares of the Company's common stock have been reserved for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These awards will vest over periods to be determined by the Company's Board of Directors, and will have a maximum term of 10 years from the date of the grant.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 1999, 2000 and 2001:

                                 1999                  2000                  2001
                         --------------------- --------------------- ---------------------
                                     Weighted-             Weighted-             Weighted-
                                      Average               Average               Average
                         Number of   Exercise  Number of   Exercise  Number of   Exercise
                           Shares      Price     Shares      Price     Shares      Price
                         ----------  --------- ----------  --------- ----------  ---------
Options outstanding at
 beginning of year...... 16,585,197   $ 7.06   19,226,076   $ 9.89   21,183,816   $14.50
Options granted.........  4,661,649    18.68    4,878,783    28.48    7,269,509    14.76
Options exercised....... (1,482,066)    5.82   (2,540,569)    5.16   (3,200,901)    5.14
Options forfeited.......   (538,704)    9.17     (380,474)   22.62   (1,379,087)   21.29
                         ----------            ----------            ----------
Options outstanding at
 end of year............ 19,226,076     9.89   21,183,816    14.50   23,873,337    15.45
                         ==========            ==========            ==========
Options exercisable at
 end of year............ 11,590,217     8.14   13,692,081    10.21   13,569,588    14.06
                         ==========            ==========            ==========

   A summary of options outstanding as of December 31, 2001 is as follows:

                                                          Weighted-
                                                           Average
                                              Number of   Remaining   Number of
                                               Options   Contractual   Options
   Exercise Prices                           Outstanding    Life     Exercisable
   ---------------                           ----------- ----------- -----------
   $-0-to $1.60.............................    227,252   4.2 years     211,194
   2.31 to 3.90.............................  1,089,686   5.1 years   1,089,686
   4.01 to 5.97.............................    613,314   4.4 years     613,314
   7.50 to 7.77.............................  3,660,250   6.4 years   3,253,981
   8.50 to 10.00............................  4,148,100   9.8 years          --
   10.04 to 12.50...........................    459,500   8.5 years     163,500
   13.00....................................  2,725,000   6.7 years   2,725,000
   13.40 to 17.63...........................  1,607,500   6.6 years     720,400
   18.00 to 19.99...........................  1,897,539   7.3 years   1,563,939
   20.06 to 22.56...........................  1,889,228   7.7 years   1,431,861
   22.69 to 25.63...........................  2,186,203   8.5 years     495,085
   26.19 to 29.50...........................  1,539,542   6.2 years     529,480
   29.88 to 31.88...........................  1,376,547   8.2 years     636,040
   32.09 to 39.75...........................    453,676   8.3 years     136,108
                                             ----------              ----------
                                             23,873,337              13,569,588
                                             ==========              ==========

   The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $6.76, $11.39, and $4.54, respectively.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options:

                                                     Years Ended December 31,
                                                   -----------------------------
                                                     1999      2000      2001
                                                   --------- --------- ---------
   Risk-free interest rate........................     5.41%     6.37%     4.22%
   Expected life.................................. 4.9 years 5.0 years 4.5 years
   Expected volatility............................       30%       30%       30%
   Expected dividend yield........................        0%        0%        0%

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (the "CCAL Share Option Scheme"). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of up to five years from the date of grant (as determined by CCAL's Board of Directors) and have a maximum term of seven years from the date of grant. In 2000 and 2001, CCAL granted 3,218,000 and 2,029,062 options, respectively, with an exercise price of Australian $1.00 per share (approximately $0.51). Options forfeited during 2001 amounted to 738,000. At December 31, 2001, there were 4,509,062 options outstanding, of which 680,000 were exercisable. The estimated fair value of options granted was approximately $0.14 and $0.17 per share in 2000 and 2001, respectively, based on the Black-Scholes option pricing model using the following weighted-average assumptions: (1) a risk-free interest rate of 5.88% and 4.49% in 2000 and 2001, respectively, (2) an expected life of 5.0 years and 4.7 years in 2000 and 2001, respectively, (3) an expected volatility of 30% and (4) an expected dividend yield of 0%.

   The exercise prices for the substantial portion of the options granted during the years ended December 31, 1999, 2000 and 2001 were equal to or in excess of the estimated fair value of the Company's common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during those years (see Note 1 and "Compensation Charges Related to Stock Option Grants and Acquisitions"). If compensation cost had been recognized for stock options based on their fair value at the date of grant, the Company's pro forma net loss for the years ended December 31, 1999, 2000 and 2001 would have been $113,633,000 ($1.08 per share), $226,997,000 ($1.60 per share) and $395,916,000 ($2.22 per share), respectively. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

   Shares Reserved For Issuance

   At December 31, 2001, the Company had the following shares reserved for future issuance:

   Common Stock:
     Convertible Preferred Stock..................................... 18,357,114
     Stock option plans.............................................. 32,589,140
     Warrants........................................................  1,639,990
                                                                      ----------
                                                                      52,586,244
                                                                      ==========

9. Employee Benefit Plans

   The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $836,000, $1,951,000 and $3,678,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

   CCUK has a defined benefit plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. The net periodic pension cost attributable to this plan for the years ended December 31, 1999, 2000 and 2001 was $3,592,000, $2,516,000 and $2,362,000, respectively. As of December 31, 2000 and 2001, (1)
the projected benefit obligation amounted to $21,505,000 and $28,970,000, respectively; (2) the fair value of the plan's assets amounted to $23,599,000 and $23,240,000, respectively; and (3) the prepaid pension cost attributable to this plan amounted to $1,825,000 and $2,181,000, respectively.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

10. Related Party Transactions

   Included in other receivables at December 31, 2000 and 2001 are amounts due from employees of the Company totaling $342,000 and $416,000, respectively.

   For the years ended December 31, 1999, 2000 and 2001, Crown Atlantic had revenues from Verizon Communications of $29,113,000, $44,053,000 and $43,988,000, respectively. For the years ended December 31, 2000 and 2001, Crown Castle GT had revenues from Verizon Communications of $46,163,000 and $61,793,000, respectively. Verizon Communications is the Company's joint venture partner in both Crown Atlantic and Crown Castle GT (see Note 2).

11. Commitments and Contingencies

   At December 31, 2001, minimum rental commitments under operating leases are as follows: years ending December 31, 2002--$118,372,000; 2003--$103,836,000;
2004--$95,364,000; 2005--$87,091,000; 2006--$76,078,000; thereafter--
$393,372,000. Rental expense for operating leases was $47,300,000, $92,101,000 and $96,113,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

12. Operating Segments and Concentrations of Credit Risk

   Operating Segments

   The Company's reportable operating segments for 2000 and 2001 are (1) the domestic operations other than Crown Atlantic ("CCUSA"), (2) the Australian operations of CCAL for periods subsequent to the purchase date (see Note 2),
(3) the United Kingdom operations of CCUK, and (4) the operations of Crown Atlantic. Financial results for the Company are reported to management and the Board of Directors in this manner, and much of the Company's current debt financing is structured along these geographic and organizational lines. See
Note 1 for a description of the primary revenue sources from these segments.

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

                                          Year Ended December 31, 2001
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $  270,113  $ 18,341  $  205,523  $ 81,984  $      --   $  575,961
  Network services and
   other................    253,674     1,649      32,193    35,474         --      322,990
                         ----------  --------  ----------  --------  ---------   ----------
                            523,787    19,990     237,716   117,458         --      898,951
                         ----------  --------  ----------  --------  ---------   ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........    280,519     8,186     124,329    54,199         --      467,233
General and
 administrative.........     61,108     6,255      11,365     8,169     15,642      102,539
Corporate development...         --        --          48        --     12,289       12,337
                         ----------  --------  ----------  --------  ---------   ----------
EBITDA..................    182,160     5,549     101,974    55,090    (27,931)     316,842
Restructuring charges...      7,142        --       1,839       969      9,466       19,416
Asset write-down
 charges................      6,501        --      11,898       767      5,756       24,922
Non-cash general and
 administrative
 compensation charges...      2,127        --       2,624        --      1,361        6,112
Depreciation and
 amortization...........    177,999    11,091      93,453    44,277      1,671      328,491
                         ----------  --------  ----------  --------  ---------   ----------
Operating income
 (loss).................    (11,609)   (5,542)     (7,840)    9,077    (46,185)     (62,099)
Interest and other
 income
 (expense)..............      1,378       403       5,373       309      1,085        8,548
Interest expense and
 amortization of
 deferred financing
 costs..................    (53,293)   (2,442)    (26,678)  (20,651)  (194,380)    (297,444)
Provision for income
 taxes..................        (33)     (432)    (16,013)       --         --      (16,478)
Minority interests......       (316)    3,149          --    (1,527)        --        1,306
                         ----------  --------  ----------  --------  ---------   ----------
Net loss................ $  (63,873) $ (4,864) $  (45,158) $(12,792) $(239,480)  $ (366,167)
                         ==========  ========  ==========  ========  =========   ==========
Capital expenditures.... $  363,825  $  2,283  $  218,971  $ 94,194  $   3,829   $  683,102
                         ==========  ========  ==========  ========  =========   ==========
Total assets (at year
 end)................... $3,534,495  $257,492  $1,793,746  $886,126  $ 903,599   $7,375,458
                         ==========  ========  ==========  ========  =========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                          Year Ended December 31, 2000
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $  183,475  $  6,810  $  192,211  $ 63,543  $      --   $  446,039
  Network services and
   other................    145,694        --      25,463    31,936         33      203,126
                         ----------  --------  ----------  --------  ---------   ----------
                            329,169     6,810     217,674    95,479         33      649,165
                         ----------  --------  ----------  --------  ---------   ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........    159,827     3,578     106,448    44,698         49      314,600
General and
 administrative.........     49,731     4,444       8,072     8,446      6,251       76,944
Corporate development...         --        --         783        --      9,706       10,489
                         ----------  --------  ----------  --------  ---------   ----------
EBITDA..................    119,611    (1,212)    102,371    42,335    (15,973)     247,132
Non-cash general and
 administrative
 compensation charges...        792        --         974        --      1,361        3,127
Depreciation and
 amortization...........    121,667     5,219      77,190    33,402      1,318      238,796
                         ----------  --------  ----------  --------  ---------   ----------
Operating income
 (loss).................     (2,848)   (6,431)     24,207     8,933    (18,652)       5,209
Interest and other
 income (expense).......      4,183       185         322       914     28,157       33,761
Interest expense and
 amortization of
 deferred financing
 costs..................    (42,981)     (135)    (31,963)  (17,884)  (148,331)    (241,294)
Provision for income
 taxes..................        (97)       --         (21)     (128)        --         (246)
Minority interests......        553     3,280      (2,333)   (2,221)        --         (721)
Extraordinary item......     (1,495)       --          --        --         --       (1,495)
                         ----------  --------  ----------  --------  ---------   ----------
Net loss................ $  (42,685) $ (3,101) $   (9,788) $(10,386) $(138,826)  $ (204,786)
                         ==========  ========  ==========  ========  =========   ==========
Capital expenditures.... $  422,360  $  1,708  $  102,372  $ 99,127  $  10,939   $  636,506
                         ==========  ========  ==========  ========  =========   ==========
Total assets (at year
 end)................... $3,310,475  $151,437  $1,559,558  $822,365  $ 558,050   $6,401,885
                         ==========  ========  ==========  ========  =========   ==========

                                    Year Ended December 31, 1999
                         -----------------------------------------------------
                                                       Corporate
                                              Crown    Office and Consolidated
                          CCUSA      CCUK    Atlantic    Other       Total
                         --------  --------  --------  ---------- ------------
                                     (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 58,293  $171,981  $37,620    $     --    $267,894
  Network services and
   other................   44,413    21,713   10,268       1,471      77,865
                         --------  --------  -------    --------    --------
                          102,706   193,694   47,888       1,471     345,759
                         --------  --------  -------    --------    --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   41,648    93,058   20,953       1,089     156,748
General and
 administrative.........   27,988     5,625    5,146       5,064      43,823
Corporate development...       --       819       --       4,584       5,403
                         --------  --------  -------    --------    --------
EBITDA..................   33,070    94,192   21,789      (9,266)    139,785
Restructuring charges...    5,645        --       --          --       5,645
Non-cash general and
 administrative
 compensation charges...       67       769       --       1,337       2,173
Depreciation and
 amortization...........   41,174    63,597   24,155       1,180     130,106
                         --------  --------  -------    --------    --------
Operating income
 (loss).................  (13,816)   29,826   (2,366)    (11,783)      1,861
Interest and other
 income (expense).......     (155)      377    4,577      12,932      17,731
Interest expense and
 amortization of
 deferred financing
 costs..................   (4,119)  (28,334) (12,233)    (66,222)   (110,908)
Provision for income
 taxes..................      (56)       --       --        (219)       (275)
Minority interests......       --    (3,835)   1,079          --      (2,756)
Cumulative effect of
 change in accounting
 principle for costs of
 start-up activities....   (2,014)       --       --        (400)     (2,414)
                         --------  --------  -------    --------    --------
Net loss................ $(20,160) $ (1,966) $(8,943)   $(65,692)   $(96,761)
                         ========  ========  =======    ========    ========
Capital expenditures.... $118,961  $150,562  $23,287    $    991    $293,801
                         ========  ========  =======    ========    ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Geographic Information

   A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1999     2000     2001
                                                     -------- -------- --------
                                                     (In thousands of dollars)
United States....................................... $147,679 $419,392 $632,779
Puerto Rico.........................................    2,915    5,256    8,466
                                                     -------- -------- --------
  Total domestic operations.........................  150,594  424,648  641,245
                                                     -------- -------- --------
Australia...........................................       --    6,810   19,990
United Kingdom......................................  193,655  217,570  237,616
Other foreign countries.............................    1,510      137      100
                                                     -------- -------- --------
  Total for all foreign countries...................  195,165  224,517  257,706
                                                     -------- -------- --------
                                                     $345,759 $649,165 $898,951
                                                     ======== ======== ========

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
                          ========== ========  ==========  =======  ==========  ==========

                                                  December 31, 2001
                          -----------------------------------------------------------------
                            United
                          States and                        Other     Total
                            Puerto               United    Foreign   Foreign   Consolidated
                             Rico    Australia  Kingdom   Countries Countries     Total
                          ---------- --------- ---------- --------- ---------- ------------
                                              (In thousands of dollars)
Property and equipment,
 net....................  $3,909,100 $231,261  $  704,551  $   --   $  935,812  $4,844,912
Other long-lived assets,
 net....................     484,269      957     822,304   6,955      830,216   1,314,485
                          ---------- --------  ----------  ------   ----------  ----------
                          $4,393,369 $232,218  $1,526,855  $6,955   $1,766,028  $6,159,397
                          ========== ========  ==========  ======   ==========  ==========

   Major Customers

   For the year ended December 31, 1999, CCUSA had revenues from a single customer amounting to $16,872,000. During 2000, a merger took place between two customers of CCUSA and Crown Atlantic; revenues from these two customers aggregated $99,070,000 and $128,493,000 for the years ended December 31, 2000 and 2001, respectively. For the years ended December 31, 1999, 2000, and 2001, consolidated net revenues include $97,520,000, $96,083,000 and $93,698,000, respectively, from a single customer of CCUK.

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

13. Restructuring Charges and Asset Write-Down Charges

   In connection with the formation of Crown Atlantic (see Note 2), the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. Coincident with the restructuring, the Company incurred one-time charges of $1,814,000 related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space. At December 31, 2000 and 2001, other accrued liabilities includes $171,000 and $- 0-, respectively, related to these charges.

   The Company completed a restructuring of the operations of its subsidiary, TeleStructures, Inc., in December 1999. The objective of this restructuring was to reduce the size of the TeleStructures, Inc. staff to a level which could be justified by its operating volume. In connection with this restructuring, the Company incurred one-time charges totaling $3,831,000 related to severance payments for the staff reductions, the recognition of an impairment loss for the remaining goodwill from the acquisition and other related costs. At December 31, 2000 and 2001, other accrued liabilities includes $317,000 and $-0-, respectively, related to these charges.

   In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company reduced its global staff by approximately 312 full-time employees, closed five offices in the United States and closed its development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, the Company recorded non-recurring cash charges of $19,416,000 during 2001 related to employee severance payments and costs of office closures. At December 31, 2001, other accrued liabilities includes $6,591,000 related to these charges.

   The Company has recorded asset write-down charges of $24,922,000 during 2001 in connection with the restructuring of its business announced in July 2001. Such non-cash charges related to the write-down of certain inventories, property and equipment, and other assets.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

14. Quarterly Financial Information (Unaudited)

   Summary quarterly financial information for the years ended December 31, 2000 and 2001 is as follows:

                                               Three Months Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
                                   (In thousands of dollars, except per share
                                                    amounts)
2000:
  Net revenues.................... $124,244  $148,359   $ 174,589    $ 201,973
  Operating income (loss).........    5,549     1,175       2,391       (3,906)
  Loss before extraordinary item..  (32,060)  (59,230)    (52,965)     (59,036)
  Extraordinary item..............   (1,495)       --          --           --
  Net loss........................  (33,555)  (59,230)    (52,965)     (59,036)
  Per common share--basic and
   diluted:
    Loss before extraordinary
     item.........................    (0.27)    (0.43)      (0.36)       (0.40)
    Extraordinary item............    (0.01)       --          --           --
    Net loss......................    (0.28)    (0.43)      (0.36)       (0.40)

2001:
  Net revenues.................... $212,953  $229,416   $ 218,396    $ 238,186
  Operating income (loss).........   (5,076)  (16,321)    (18,302)     (22,400)
  Net loss........................  (68,055)  (84,733)   (110,330)    (103,049)
  Per common share--basic and
   diluted:
    Net loss......................    (0.41)    (0.49)      (0.60)       (0.57)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required to be furnished pursuant to this item will be set forth in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

   The information required to be furnished pursuant to this item will be set forth in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required to be furnished pursuant to this item will be set forth in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required to be furnished pursuant to this item will be set forth in the 2002 Proxy Statement and is incorporated herein by reference.

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

 (b) Reports on Form 8-K:

     None.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Crown Castle International Corp.:

   Under date of February 28, 2002, we reported on the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2001 as contained in the annual report on Form 10-K for the year ended 2001. The audit report covering the December 31, 2001 financial statements refers to a change in the method of accounting for derivative instruments and hedging activities in 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 14.(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
February 28, 2002

                        CROWN CASTLE INTERNATIONAL CORP.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         BALANCE SHEET (Unconsolidated)

                (In thousands of dollars, except share amounts)

                                                             December 31,
                                                         ----------------------
                                                            2000        2001
                                                         ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  252,365  $  211,651
  Receivables and other current assets.................       5,345       3,121
  Short-term investments...............................      38,000      72,963
                                                         ----------  ----------
    Total current assets...............................     295,710     287,735
Property and equipment, net of accumulated depreciation
 of $3,275 and $4,349 at December 31, 2000 and 2001,
 respectively..........................................       3,920       2,757
Investments............................................     137,000     128,500
Investment in and net advances to subsidiaries.........   4,353,764   4,873,891
Deferred financing costs and other assets, net of
 accumulated amortization of $6,535 and $11,994 at
 December 31, 2000 and 2001, respectively..............      57,324      82,198
                                                         ----------  ----------
                                                         $4,847,718  $5,375,081
                                                         ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities.......  $    6,609  $   10,982
  Accrued interest.....................................      34,594      46,944
                                                         ----------  ----------
    Total current liabilities..........................      41,203      57,926
Long-term debt.........................................   1,542,935   2,073,646
                                                         ----------  ----------
    Total liabilities..................................   1,584,138   2,131,572
                                                         ----------  ----------
Redeemable preferred stock.............................     842,718     878,861
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares
  authorized; shares issued: December 31, 2000--
  198,912,094 and December 31, 2001--218,804,363.......       1,989       2,188
 Additional paid-in capital............................   2,894,095   3,301,023
 Accumulated other comprehensive loss..................     (25,100)    (43,246)
 Accumulated deficit...................................    (450,122)   (895,317)
                                                         ----------  ----------
    Total stockholders' equity.........................   2,420,862   2,364,648
                                                         ----------  ----------
                                                         $4,847,718  $5,375,081
                                                         ==========  ==========

     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF OPERATIONS (Unconsolidated)

                           (In thousands of dollars)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
Interest and other income (expense)..........  $  12,852  $  28,216  $    (862)
General and administrative expenses..........     (5,002)    (6,234)   (15,370)
Corporate development expenses...............     (4,579)    (7,841)    (7,950)
Restructuring charges........................         --         --     (7,908)
Asset write-down charges.....................         --         --     (3,067)
Non-cash general and administrative
 compensation charges........................     (1,337)    (1,361)    (1,361)
Depreciation and amortization................     (1,178)    (1,238)    (1,254)
Interest expense and amortization of deferred
 financing costs.............................    (66,222)  (148,331)  (194,380)
                                               ---------  ---------  ---------
Loss before income taxes, equity in earnings
 (losses) of subsidiaries and cumulative
 effect of change in accounting principle....    (65,466)  (136,789)  (232,152)
Equity in earnings (losses) of subsidiaries..    (30,985)   (67,997)  (134,015)
                                               ---------  ---------  ---------
Loss before cumulative effect of change in
 accounting principle........................    (96,451)  (204,786)  (366,167)
Cumulative effect of change in accounting
 principle for costs of start-up activities..       (310)        --         --
                                               ---------  ---------  ---------
Net loss.....................................    (96,761)  (204,786)  (366,167)
Dividends on preferred stock.................    (28,881)   (59,469)   (79,028)
                                               ---------  ---------  ---------
Net loss after deduction of dividends on
 preferred stock.............................  $(125,642) $(264,255) $(445,195)
                                               =========  =========  =========



     See notes to consolidated financial statements and accompanying notes.

                        CROWN CASTLE INTERNATIONAL CORP.

                    STATEMENT OF CASH FLOWS (Unconsolidated)

                           (In thousands of dollars)

                                                 Years Ended December 31,
                                              ---------------------------------
                                                 1999        2000       2001
                                              ----------  ----------  ---------
Cash flows from operating activities:
 Net loss...................................  $  (96,761) $ (204,786) $(366,167)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
  Equity in losses of subsidiaries..........      30,985      67,997    134,015
  Amortization of deferred financing costs
   and discounts on long-term debt..........      46,703      76,764     86,164
  Asset write-down charges..................          --          --      3,067
  Non-cash general and administrative
   compensation charges.....................       1,337       1,361      1,361
  Depreciation and amortization.............       1,178       1,238      1,254
  Cumulative effect of change in accounting
   principle................................         310          --         --
  Increase in accrued interest..............       6,907      27,687     12,350
  Decrease (increase) in receivables and
   other assets.............................     (10,052)      4,441      8,721
  Increase (decrease) in accounts payable
   and other accrued liabilities............       2,273        (874)     4,373
                                              ----------  ----------  ---------
    Net cash used for operating activities..     (17,120)    (26,172)  (114,862)
                                              ----------  ----------  ---------
Cash flows from investing activities:
 Sale of investments........................          --          --    311,000
 Net advances to subsidiaries...............     (84,309)   (181,611)  (421,980)
 Purchase of investments....................          --    (175,000)  (337,463)
 Investment in subsidiaries.................    (930,082) (1,071,433)  (245,634)
 Sale of (investments in) affiliates........         739      (2,488)   (30,067)
 Capital expenditures.......................        (963)     (1,158)      (593)
 Escrow deposit for acquisition.............     (50,000)         --         --
                                              ----------  ----------  ---------
    Net cash used for investing activities..  (1,064,615) (1,431,690)  (724,737)
                                              ----------  ----------  ---------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt...     757,206     500,000    450,000
 Proceeds from issuance of capital stock....     805,771     743,290    358,207
 Incurrence of financing costs..............     (28,025)    (22,949)    (9,322)
 Dividends on preferred stock...............      (1,238)         --         --
                                              ----------  ----------  ---------
    Net cash provided by financing
     activities.............................   1,533,714   1,220,341    798,885
                                              ----------  ----------  ---------
Net increase (decrease) in cash and cash
 equivalents................................     451,979    (237,521)   (40,714)
Cash and cash equivalents at beginning of
 year.......................................      37,907     489,886    252,365
                                              ----------  ----------  ---------
Cash and cash equivalents at end of year....  $  489,886  $  252,365  $ 211,651
                                              ==========  ==========  =========
Supplementary schedule of non-cash investing
 and financing activities:
 Issuance of common stock in connection with
  acquisitions..............................  $  397,710  $  707,389  $   1,807
Supplemental disclosure of cash flow
 information:
 Interest paid..............................  $   12,612  $   43,878  $  95,848
 Income taxes paid..........................          --          --         --

     See notes to consolidated financial statements and accompanying notes.

                       CROWN CASTLE INTERNATIONAL CORP.

                NOTES TO FINANCIAL STATEMENTS (Unconsolidated)

1. Investment in and Net Advances to Subsidiaries

   The Company's investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting. Under the terms of the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to
(1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on certain of CCIC's indebtedness. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $3,601,630,000 at December 31, 2001.

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

                        CROWN CASTLE INTERNATIONAL CORP.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 2000 AND 2001

                           (In thousands of dollars)

                                       Additions  Deductions
                                       ---------- -----------
                                                               Effect
                                        Amounts     Amounts      of
                            Balance at Charged to   Written   Exchange Balance
                            Beginning  Operating  Off Against   Rate   at End
        Description          of Year    Expenses  Receivables Changes  of Year
        -----------         ---------- ---------- ----------- -------- -------
Allowance for Doubtful
 Accounts Receivable:
  2000.....................  $ 3,218    $16,781     $(1,230)    $(47)  $18,722
                             =======    =======     =======     ====   =======
  2001.....................  $18,722    $10,542     $(4,446)    $(33)  $24,785
                             =======    =======     =======     ====   =======

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

  ****2.8 Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC, and
           Crown Castle GT Holding Company LLC

  ****2.9  Letter Agreement dated November 7, 1999 between GTE Wireless
           Incorporated and Crown Castle International Corp.

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

 *****3.4  Certificate of Designations, Preferences and Relative,
           Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series A and Series B Cumulative Convertible Redeemable Preferred Stock of
           Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on November 19, 1999

 #####3.5  Certificate of Designations, Preferences and Relative,
           Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25%
           Cumulative Convertible Redeemable Preferred Stock of Crown Castle
           International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

     #4.1  Trust Deed related to (Pounds)125,000,000 9% Guaranteed Bonds Due
           2007 among Castle Transmission (Finance) PLC, as Issuer, Castle
           Transmission International Ltd. and Castle Transmission Services
           (Holdings) Ltd., as Guarantors, and The Law Debenture Trust
           Corporation p.l.c., as Trustee, dated May 21, 1997

  Exhibit
    No.                                 Description
  -------                               -----------
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

   ####4.7  Indenture, dated as of May 17, 1999, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 9% Senior Notes Due 20411 (including exhibits)

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

  *****4.12 Deposit Agreement among Crown Castle International Corp. and the
            United States Trust Company of New York dated November 19, 1999

  *****4.13 Registration Rights Agreement among Crown Castle International
            Corp., the United States Trust Company of New York and SFG-P INC.
            dated November 19, 1999

  *****4.14 Warrant Agreement between Crown Castle International Corp. and the
            United States Trust Company of New York dated November 19, 1999

 ******4.15 Indenture, dated as of June 26, 2000, between Crown Castle
            International Corp. and United States Trust Company of New York, as
            Trustee, relating to the 10 3/4% Senior Notes due 2011 (including exhibits)

    ##10.1 Site Sharing Agreement between National Transcommunications Limited and The British Broadcasting Corporation dated September 10, 1991

    ##10.2 Transmission Agreement between The British Broadcasting Corporation and Castle Transmission Services Limited dated February 27, 1997

    ##10.3  Agreement for the Provision of Digital Terrestrial Television
            Distribution and Transmission Services between British Digital
            Broadcasting plc and Castle Transmission International Ltd. dated
            December 18, 1997

 Exhibit No.                             Description
 -----------                             -----------
    ##10.4   Digital Terrestrial Television Transmission Agreement between The
             British Broadcasting Corporation and Castle Transmission
             International Ltd. dated February 10, 1998

    ##10.5   Contract between British Telecommunications PLC and Castle
             Transmission International Inc. for the Provision of Digital
             Terrestrial Television Network Distribution Service dated May 13,
             1998

    ##10.6 Amending Agreement between the British Broadcasting Corporation and Castle Transmission International Limited dated July 16, 1998

    ##10.7   Commitment Agreement between the British Broadcasting Corporation,
             Castle Tower Holding Corp., TeleDiffusion de France International
             S.A. and TeleDiffusion de France S.A.

    **10.8   Global Lease Agreement dated March 31, 1999 between Crown Atlantic
             Company LLC and Cellco Partnership, doing business as Bell
             Atlantic Mobile

    **10.9   Master Build to Suit Agreement dated March 31, 1999 between Cellco
             Partnership, doing business as BellAtlantic Mobile, and Crown
             Atlantic Company LLC

   ***10.10  Agreement to Build to Suit dated June 1, 1999 by and among
             BellSouth Mobility Inc., Crown Castle International Corp. and
             Crown Castle South Inc.

     #10.11  Castle Tower Holding Corp. 1995 Stock Option Plan (Third
             Restatement)

    ##10.12  Crown Castle International Corp. 1995 Stock Option Plan (Fourth
             Restatement)

    ##10.13  Castle Transmission Services (Holdings) Ltd. All Employee Share
             Option Scheme dated as of January 23, 1998

    ##10.14  Rules of the Castle Transmission Services (Holdings) Ltd. Bonus
             Share Plan

   ###10.15  Employee Benefit Trust between Castle Transmission Services
             (Holdings) Ltd. and Castle Transmission (Trustees) Limited

    ##10.16  Castle Transmission Services (Holdings) Ltd. Unapproved Share
             Option Scheme dated as of January 23, 1998

    ##10.17  Deed of Grant of Option between Castle Transmission Series
             (Holdings) Ltd. and George Reese dated January 23, 1998

    ##10.18  Deed of Grant of Option between Castle Transmission Services
             (Holdings) Ltd. and Ted B. Miller, Jr., dated April 23, 1998

    ##10.19  Deed of Grant of Option between Castle Transmission Services
             (Holdings) Ltd. and Ted B. Miller, Jr., dated January 23, 1998

   ###10.20  Form of Severance Agreement entered into between Crown Castle
             International Corp. and John P. Kelly, W. Benjamin Moreland,
             Robert E. Giles and E. Blake Hawk

 #####10.21  Termination Agreement dated as of July 5, 2000, by and between
             Crown Castle International Corp., Crown Castle UK Holdings
             Limited, France Telecom S.A., Telediffusion de France S.A., and
             Transmission Future Networks B.V.

  ++++10.22  Amended and Restated Rights Agreement dated as of September 18,
             2000, between Crown Castle International Corp. and ChaseMellon
             Shareholder Services L.L.C.

    **10.23  Loan Agreement dated as of March 31, 1999 by and among Crown
             Atlantic HoldCo Sub LLC, as the Borrower, Key Corporate Capital
             Inc., as Agent, and the Financial Institutions listed therein

    ++10.24 Amendment to Loan Amendment Agreement, dated June 18, 1999, by and among Castle Transmission International Ltd., Castle Transmission
             Services (Holdings) Ltd., Millennium Communications Limited and the various banks and lenders listed as parties thereto

 Exhibit
   No.                                Description
 -------                              -----------

 ++10.25 Credit Agreement dated as of March 15, 2000 among Crown Castle
         Operating Company, Crown Castle International Corp., The Chase
         Manhattan Bank, Credit Suisse First Boston Corporation, Key Corporate
         Capital Inc. and The Bank of Nova Scotia, as Agents, and the several
         Lenders which are parties thereto

 ++10.26 Amendment to Loan Amendment Agreement dated December 23, 1999 by and among Castle Transmission International, Ltd., Castle Transmission
         Services (Holdings) Ltd, Millennium Communications Limited and the various banks and lenders listed as parties thereto

      11 Statement regarding Computation of Per Share Earnings

      12 Computation of Ratios of Earnings to Fixed Charges and Earnings to
         Combined Fixed Charges and Preferred Stock Dividends

      21 Subsidiaries of Crown Castle International Corp.

      23 Consent of KPMG LLP

--------
@ Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-83395).
# Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
## Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
* Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999.
### Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
*** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999.
++ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) dated March 30, 2000.
+++ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) dated March 31, 2000.
#### Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-87765).
**** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
***** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 19, 1999.
++++ Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) dated September 19, 2000.
****** Incorporated by reference to the exhibit previously filed by the
       Registrant on Form 8-K (Registration No. 0-24737) dated June 26, 2000. ##### Incorporated by reference to the exhibit previously filed by the
      Registrant on Form 10-Q (Registration No. 0-24737) dated August 11,
      2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.

                                          Crown Castle International Corp.

                                                /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                              Senior Vice President, Chief
                                             Financial Officer and Treasurer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and Wesley D. Cunningham and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2001 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 28th day of March, 2002.


                 Signature                                  Title
                 ---------                                  -----

           /s/ John P. Kelly                President, Chief Executive Officer and
___________________________________________  Director (Principal Executive
               John P. Kelly                 Officer)

       /s/ W. Benjamin Moreland             Senior Vice President, Chief Financial
___________________________________________  Officer and Treasurer (Principal
           W. Benjamin Moreland              Financial Officer)

       /s/ Wesley D. Cunningham             Senior Vice President, Chief
___________________________________________  Accounting Officer and Corporate
           Wesley D. Cunningham              Controller
                                             (Principal Accounting Officer)

          /s/ Randall A. Hack               Director
___________________________________________
              Randall A. Hack

         /s/ Dale N. Hatfield               Director
___________________________________________
             Dale N. Hatfield

                 Signature                                  Title
                 ---------                                  -----

           /s/ Lee W. Hogan                 Director
___________________________________________
               Lee W. Hogan

     /s/ Edward C. Hutcheson, Jr.           Director
___________________________________________
         Edward C. Hutcheson, Jr.

           /s/ David L. Ivy                 Director
___________________________________________
               David L. Ivy

         /s/ J. Landis Martin               Director
___________________________________________
             J. Landis Martin

        /s/ Robert F. McKenzie              Director
___________________________________________
            Robert F. McKenzie

                                            Chairman of the Board
___________________________________________
            Ted B. Miller, Jr.

      /s/ William D. Strittmatter           Director
___________________________________________
          William D. Strittmatter