Form 10-Q
period 2002-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2002-05-14
CIK 1051470

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

                 For the quarterly period ended March 31, 2002

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

   Yes [X]  No [_]

   Number of shares of common stock outstanding at May 1, 2002: 220,388,579

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheet at December 31, 2001 and March 31, 2002.....   3

    Consolidated Statement of Operations and Comprehensive Loss for the
     three months ended March 31, 2001 and 2002............................   4

    Consolidated Statement of Cash Flows for the three months ended March
     31, 2001 and 2002.....................................................   5

    Condensed Notes to Consolidated Financial Statements...................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................  15

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  24

PART II--OTHER INFORMATION

  Item 5. Other Information................................................  25

  Item 6. Exhibits and Reports on Form 8-K.................................  25

  Signatures...............................................................  26

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (In thousands of dollars, except share amounts)

                                                            December 31,  March 31,
                                                                2001        2002
                                                            ------------ -----------
                                                                         (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents...............................   $  804,602  $   780,018
  Receivables:
    Trade, net of allowance for doubtful accounts of
     $24,785 and $21,878 at December 31, 2001 and March
     31, 2002, respectively...............................      188,496      186,311
    Other.................................................        2,364        7,920
  Short-term investments..................................       72,963       72,463
  Inventories.............................................      102,771      105,387
  Prepaid expenses and other current assets...............       44,865       50,491
                                                             ----------  -----------
      Total current assets................................    1,216,061    1,202,590
Property and equipment, net of accumulated depreciation of
 $566,837 and $635,607 at December 31, 2001 and March 31,
 2002, respectively.......................................    4,844,912    4,811,688
Investments...............................................      128,500       91,500
Goodwill, net of accumulated amortization of $152,451 at
 December 31, 2001........................................    1,036,914    1,035,498
Deferred financing costs and other assets, net of
 accumulated amortization of $32,859 and $35,594 at
 December 31, 2001 and March 31, 2002, respectively.......      149,071      141,202
                                                             ----------  -----------
                                                             $7,375,458  $ 7,282,478
                                                             ==========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................   $  104,149  $    93,485
  Accrued interest........................................       60,081       41,772
  Accrued compensation and related benefits...............       13,553       10,823
  Deferred rental revenues and other accrued liabilities..      204,584      229,629
  Long-term debt, current maturities......................       29,086      342,737
                                                             ----------  -----------
      Total current liabilities...........................      411,453      718,446
Long-term debt............................................    3,394,011    3,095,192
Other liabilities.........................................      157,549      159,711
                                                             ----------  -----------
      Total liabilities...................................    3,963,013    3,973,349
                                                             ----------  -----------
Commitments and contingencies

Minority interests........................................      168,936      166,826
Redeemable preferred stock................................      878,861      888,596
Stockholders' equity:
  Common stock, $.01 par value; 690,000,000 shares
   authorized; shares issued: December 31, 2001--
   218,804,363 and March 31, 2002--220,386,829............        2,188        2,204
  Additional paid-in capital..............................    3,301,023    3,312,811
  Accumulated other comprehensive loss....................      (43,246)     (42,493)
  Accumulated deficit.....................................     (895,317)  (1,018,815)
                                                             ----------  -----------
      Total stockholders' equity..........................    2,364,648    2,253,707
                                                             ----------  -----------
                                                             $7,375,458  $ 7,282,478
                                                             ==========  ===========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

              (In thousands of dollars, except per share amounts)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            2001      2002
                                                          --------  ---------
Net revenues:
  Site rental and broadcast transmission................. $134,042  $ 160,264
  Network services and other.............................   78,911     60,353
                                                          --------  ---------
                                                           212,953    220,617
                                                          --------  ---------
Operating expenses:
  Costs of operations (exclusive of depreciation and
   amortization):
    Site rental and broadcast transmission...............   57,739     62,066
    Network services and other...........................   55,456     43,725
  General and administrative.............................   25,895     21,788
  Corporate development..................................    3,453      2,239
  Restructuring charges..................................       --      5,852
  Asset write-down charges...............................       --     31,941
  Non-cash general and administrative compensation
   charges...............................................    1,395      1,314
  Depreciation and amortization..........................   74,091     71,715
                                                          --------  ---------
                                                           218,029    240,640
                                                          --------  ---------
Operating income (loss)..................................   (5,076)   (20,023)
Other income (expense):
  Interest and other income (expense)....................    3,092     (6,090)
  Interest expense and amortization of deferred financing
   costs.................................................  (66,655)   (76,319)
                                                          --------  ---------
Loss before income taxes and minority interests..........  (68,639)  (102,432)
Provision for income taxes...............................      (60)    (4,659)
Minority interests.......................................      644      3,698
                                                          --------  ---------
Net loss.................................................  (68,055)  (103,393)
Dividends on preferred stock.............................  (19,505)   (20,105)
                                                          --------  ---------
Net loss after deduction of dividends on preferred
 stock................................................... $(87,560) $(123,498)
                                                          ========  =========
Net loss................................................. $(68,055) $(103,393)
Other comprehensive income (loss):
  Foreign currency translation adjustments...............  (27,593)    (2,206)
  Derivative instruments:
    Net change in fair value of cash flow hedging
     instruments.........................................   (3,341)     1,540
    Amounts reclassified into results of operations......     (222)     1,419
                                                          --------  ---------
Comprehensive loss before cumulative effect of change in
 accounting principle....................................  (99,211)  (102,640)
Cumulative effect of change in accounting principle for
 derivative financial instruments                              178         --
                                                          --------  ---------
Comprehensive loss....................................... $(99,033) $(102,640)
                                                          ========  =========
Loss per common share--basic and diluted................. $  (0.41) $   (0.56)
                                                          ========  =========
Common shares outstanding--basic and diluted (in
 thousands)..............................................  211,195    219,420
                                                          ========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                           (In thousands of dollars)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2002
                                                          ---------  ---------
Cash flows from operating activities:
 Net loss................................................ $ (68,055) $(103,393)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Depreciation and amortization..........................    74,091     71,715
  Asset write-down charges...............................        --     31,941
  Amortization of deferred financing costs and discounts
   on long-term debt.....................................    22,161     24,254
  Non-cash general and administrative compensation
   charges...............................................     1,395      1,314
  Minority interests.....................................      (644)    (3,698)
  Changes in assets and liabilities, excluding the
   effects of acquisitions:
   Increase in deferred rental revenues and other
    liabilities..........................................   107,159     28,976
   Decrease in accrued interest..........................   (30,020)   (18,041)
   Decrease in accounts payable..........................   (15,945)    (9,940)
   Increase in receivables...............................   (29,170)    (3,879)
   Increase in inventories, prepaid expenses and other
    assets...............................................   (16,083)    (3,208)
                                                          ---------  ---------
    Net cash provided by operating activities............    44,889     16,041
                                                          ---------  ---------
Cash flows from investing activities:
 Maturities of investments...............................   111,000    116,500
 Purchases of investments................................   (73,500)   (79,000)
 Capital expenditures....................................  (251,860)   (72,981)
 Investments in affiliates and other.....................   (10,568)    (2,946)
                                                          ---------  ---------
    Net cash used for investing activities...............  (224,928)   (38,427)
                                                          ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of capital stock.................   350,830        538
 Net borrowings under revolving credit agreements........    95,548         --
 Incurrence of financing costs...........................    (2,672)        --
                                                          ---------  ---------
    Net cash provided by financing activities............   443,706        538
                                                          ---------  ---------
Effect of exchange rate changes on cash..................      (559)    (2,736)
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   263,108    (24,584)
Cash and cash equivalents at beginning of period.........   453,833    804,602
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 716,941  $ 780,018
                                                          =========  =========
Supplemental disclosure of cash flow information:
 Interest paid........................................... $  74,443  $  68,960
 Income taxes paid.......................................        60         89

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

   The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2001, and related notes thereto, included in the Annual Report on Form 10-K (the "Form 10-K") filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2001 and 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the prior period's financial statements to be consistent with the presentation in the current period.

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

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income
(loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $5,300,000 for the year ending December 31, 2002. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of March 31, 2002, the accumulated other comprehensive loss in consolidated stockholders' equity includes $5,033,000 in losses related to derivative instruments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

 Business Combinations, Goodwill and Long-Lived Assets

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company has adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company's consolidated balance sheet. The net book value of such reclassified intangible assets was $14,517,000.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has not yet completed its transitional impairment tests but, based on preliminary results of those tests, does not currently believe that an impairment loss for goodwill and other intangible assets will be recorded upon the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately $62,068,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill and other intangible assets had not been recorded during the three months ended March 31, 2001, the Company's net loss for that period would have been $52,314,000, or $0.34 per share.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS 121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The adoption of the requirements of SFAS 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

3. Long-term Debt

   Long-term debt consists of the following:

                                                      December 31, March 31,
                                                          2001        2002
                                                      ------------ ----------
                                                         (In thousands of
                                                             dollars)
   2000 Credit Facility..............................  $  700,000  $  700,000
   CCUK Credit Facility..............................     172,050     168,767
   Crown Atlantic Credit Facility....................     300,000     300,000
   9% Guaranteed Bonds due 2007......................     177,401     173,970
   10 5/8% Senior Discount Notes due 2007, net of
    discount.........................................     229,321     235,333
   10 3/8% Senior Discount Notes due 2011, net of
    discount.........................................     393,320     403,391
   9% Senior Notes due 2011..........................     180,000     180,000
   11 1/4% Senior Discount Notes due 2011, net of
    discount.........................................     196,005     201,468
   9 1/2% Senior Notes due 2011......................     125,000     125,000
   10 3/4% Senior Notes due 2011.....................     500,000     500,000
   9 3/8% Senior Notes due 2011......................     450,000     450,000
                                                       ----------  ----------
                                                        3,423,097   3,437,929
   Less: current maturities..........................     (29,086)   (342,737)
                                                       ----------  ----------
                                                       $3,394,011  $3,095,192
                                                       ==========  ==========

 CCUK Credit Facility

   In April 2002, ITVdigital ("ITV") announced plans to liquidate its assets, and it is anticipated that the liquidation will commence in the near future (see Note 9). The termination of the ITV transmission contract is a Termination Event (a defined event of default) under the CCUK Credit Facility. The Company has entered into discussions with the banks in order to obtain an amendment to the CCUK Credit Facility such that the Termination Event would be cured. Based on these preliminary discussions, the Company does not currently believe that it will be required to prepay the outstanding borrowings under the CCUK Credit Facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, the Company has reclassified all the outstanding borrowings under the CCUK Credit Facility as current liabilities on its consolidated balance sheet as of March 31, 2002.

   If the Company is unable to obtain an amendment to the CCUK Credit Facility as discussed above, the uncured Termination Event would result in an event of default under the trust deed governing the 9% Guaranteed Bonds due 2007 (the "CCUK Bonds"). As a result, the Company has also reclassified the principal amount of the CCUK Bonds as a current liability on its consolidated balance sheet as of March 31, 2002.

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

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                             March 31, 2002
                          ----------------------------------------------------
                          Company and
                           Restricted  Unrestricted Consolidation Consolidated
                          Subsidiaries Subsidiaries Eliminations     Total
                          ------------ ------------ ------------- ------------
                                       (In thousands of dollars)
Cash and cash
 equivalents.............  $  188,450   $  591,568   $        --   $  780,018
Other current assets.....     279,253      143,319            --      422,572
Property and equipment,
 net.....................   3,339,096    1,472,592            --    4,811,688
Investments..............      91,500           --            --       91,500
Investments in
 Unrestricted
 Subsidiaries............   2,077,745           --    (2,077,745)          --
Goodwill.................     164,023      871,475            --    1,035,498
Other assets, net........     128,292       12,910            --      141,202
                           ----------   ----------   -----------   ----------
                           $6,268,359   $3,091,864   $(2,077,745)  $7,282,478
                           ==========   ==========   ===========   ==========
Current liabilities......  $  201,283   $  517,163   $        --   $  718,446
Long-term debt, less
 current maturities......   2,795,192      300,000            --    3,095,192
Other liabilities........      36,703      123,008            --      159,711
Minority interests.......      92,878       73,948            --      166,826
Redeemable preferred
 stock...................     888,596           --            --      888,596
Stockholders' equity.....   2,253,707    2,077,745    (2,077,745)   2,253,707
                           ----------   ----------   -----------   ----------
                           $6,268,359   $3,091,864   $(2,077,745)  $7,282,478
                           ==========   ==========   ===========   ==========

                                          Three Months Ended March 31, 2002
                                        --------------------------------------
                                        Company and
                                         Restricted  Unrestricted Consolidated
                                        Subsidiaries Subsidiaries    Total
                                        ------------ ------------ ------------
                                              (In thousands of dollars)
Net revenues...........................   $122,248     $ 98,369    $ 220,617
Costs of operations (exclusive of
 depreciation and amortization)........     56,567       49,224      105,791
General and administrative.............     18,284        3,504       21,788
Corporate development..................      2,239           --        2,239
Restructuring charges..................      2,126        3,726        5,852
Asset write-down charges...............     23,721        8,220       31,941
Non-cash general and administrative
 compensation charges..................        872          442        1,314
Depreciation and amortization..........     47,784       23,931       71,715
                                          --------     --------    ---------
Operating income (loss)................    (29,345)       9,322      (20,023)
Interest and other income (expense)....       (599)      (5,491)      (6,090)
Interest expense and amortization of
 deferred financing costs..............    (64,117)     (12,202)     (76,319)
Provision for income taxes.............        (88)      (4,571)      (4,659)
Minority interests.....................      1,523        2,175        3,698
                                          --------     --------    ---------
Net loss...............................   $(92,626)    $(10,767)   $(103,393)
                                          ========     ========    =========

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

                                                         1997 and   1999, 2000
                                                           1998      and 2001
                                                        Securities  Securities
                                                        ----------  ----------
                                                          (In thousands of
                                                              dollars)
Tower Cash Flow, for the three months ended March 31,
 2002.................................................. $  50,150   $  50,150
                                                        =========   =========
Consolidated Cash Flow, for the twelve months ended
 March 31, 2002........................................ $ 173,100   $ 182,436
Less: Tower Cash Flow, for the twelve months ended
 March 31, 2002........................................  (170,240)   (170,240)
Plus: four times Tower Cash Flow, for the three months
 ended March 31, 2002..................................   200,600     200,600
                                                        ---------   ---------
Adjusted Consolidated Cash Flow, for the twelve months
 ended March 31, 2002.................................. $ 203,460   $ 212,796
                                                        =========   =========

4. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                         December 31, March 31,
                                                             2001       2002
                                                         ------------ ---------
                                                            (In thousands of
                                                                dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares
 issued:
  December 31, 2001--291,444 and March 31, 2002--300,734
   (stated at mandatory redemption and aggregate
   liquidation value)...................................   $292,992   $302,331
8 1/4% Cumulative Convertible Redeemable Preferred
 Stock; shares issued:
  200,000 (stated net of unamortized value of warrants;
   mandatory redemption and aggregate liquidation value
   of $200,000).........................................    195,793    195,896
6.25% Convertible Preferred Stock; shares issued:
  8,050,000 (stated net of unamortized issue costs;
   mandatory redemption and aggregate liquidation value
   of $402,500).........................................    390,076    390,369
                                                           --------   --------
                                                           $878,861   $888,596
                                                           ========   ========

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                             2001      2002
                                                           --------  ---------
                                                            (In thousands of
                                                            dollars, except
                                                           per share amounts)
Net loss.................................................  $(68,055) $(103,393)
Dividends on preferred stock.............................   (19,505)   (20,105)
                                                           --------  ---------
Net loss applicable to common stock for basic and diluted
 computations............................................  $(87,560) $(123,498)
                                                           ========  =========
Weighted-average number of common shares outstanding
 during the period for basic and diluted computations (in
 thousands)..............................................   211,195    219,420
                                                           ========  =========
Loss per common share--basic and diluted.................  $  (0.41) $   (0.56)
                                                           ========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of March 31, 2002: (1) options to purchase 23,775,862 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

6. Commitments and Contingencies

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The financial results for the Company's operating segments are as follows:

                                       Three Months Ended March 31, 2002
                         -------------------------------------------------------------------
                                                                     Corporate
                                                            Crown     Office    Consolidated
                           CCUSA       CCAL       CCUK     Atlantic  and Other     Total
                         ----------  --------  ----------  --------  ---------  ------------
                                           (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $   79,253  $  5,013  $   53,455  $ 22,543  $     --    $  160,264
  Network services and
   other................     37,349       633      15,945     6,426        --        60,353
                         ----------  --------  ----------  --------  --------    ----------
                            116,602     5,646      69,400    28,969        --       220,617
                         ----------  --------  ----------  --------  --------    ----------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........     53,932     2,635      36,856    12,368        --       105,791
General and
 administrative.........     13,229     1,261       1,727     1,737     3,834        21,788
Corporate development...         --        --          --        --     2,239         2,239
                         ----------  --------  ----------  --------  --------    ----------
EBITDA..................     49,441     1,750      30,817    14,864    (6,073)       90,799
Restructuring charges...         --        --       3,726        --     2,126         5,852
Asset write-down
 charges................     23,721        --         431     7,789        --        31,941
Non-cash general and
 administrative
 compensation charges...        532        --         442        --       340         1,314
Depreciation and
 amortization...........     44,244     3,186      13,473    10,269       543        71,715
                         ----------  --------  ----------  --------  --------    ----------
Operating income
 (loss).................    (19,056)   (1,436)     12,745    (3,194)   (9,082)      (20,023)
Interest and other
 income (expense).......       (743)      162      (5,569)      (19)       79        (6,090)
Interest expense and
 amortization of
 deferred financing
 costs..................     (9,295)     (826)     (7,552)   (4,650)  (53,996)      (76,319)
Provision for income
 taxes..................         --       (88)     (4,571)       --        --        (4,659)
Minority interests......        819       704          --     2,175        --         3,698
                         ----------  --------  ----------  --------  --------    ----------
Net loss................ $  (28,275) $ (1,484) $   (4,947) $ (5,688) $(62,999)   $ (103,393)
                         ==========  ========  ==========  ========  ========    ==========
Capital expenditures.... $   41,631  $  2,956  $   17,668  $ 10,397  $    329    $   72,981
                         ==========  ========  ==========  ========  ========    ==========
Total assets (at period
 end)................... $3,510,721  $267,963  $1,816,235  $894,789  $792,770    $7,282,478
                         ==========  ========  ==========  ========  ========    ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                    Three Months Ended March 31, 2001
                         -------------------------------------------------------------
                                                               Corporate
                                                      Crown     Office    Consolidated
                          CCUSA     CCAL     CCUK    Atlantic  and Other     Total
                         --------  ------  --------  --------  ---------  ------------
                                        (In thousands of dollars)
Net revenues:
  Site rental and
   broadcast
   transmission......... $ 62,176  $2,990  $ 49,368  $19,508   $     --     $134,042
  Network services and
   other................   60,605      --     9,776    8,530         --       78,911
                         --------  ------  --------  -------   --------     --------
                          122,781   2,990    59,144   28,038         --      212,953
                         --------  ------  --------  -------   --------     --------
Costs of operations
 (exclusive of
 depreciation and
 amortization)..........   66,101   1,095    32,029   13,970         --      113,195
General and
 administrative.........   16,322   1,491     1,703    2,645      3,734       25,895
Corporate development...       --      --        48       --      3,405        3,453
                         --------  ------  --------  -------   --------     --------
EBITDA..................   40,358     404    25,364   11,423     (7,139)      70,410
Non-cash general and
 administrative
 compensation charges...      531      --       523       --        341        1,395
Depreciation and
 amortization...........   39,627   1,696    22,219   10,131        418       74,091
                         --------  ------  --------  -------   --------     --------
Operating income
 (loss).................      200  (1,292)    2,622    1,292     (7,898)      (5,076)
Interest and other
 income (expense).......      874    (144)      931       15      1,416        3,092
Interest expense and
 amortization of
 deferred financing
 costs..................  (13,467)    (43)   (7,035)  (5,015)   (41,095)     (66,655)
Provision for income
 taxes..................       --      --       (27)     (33)        --          (60)
Minority interests......     (198)    923        --      (81)        --          644
                         --------  ------  --------  -------   --------     --------
Net loss................ $(12,591) $ (556) $ (3,509) $(3,822)  $(47,577)    $(68,055)
                         ========  ======  ========  =======   ========     ========
Capital expenditures.... $113,863  $  486  $110,829  $26,101   $    581     $251,860
                         ========  ======  ========  =======   ========     ========

8. Restructuring Charges and Asset Write-Down Charges

   For the three months ended March 31, 2002, the Company recorded cash charges of $3,726,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. The Company expects that the total charges reflected in its 2002 results of operations for this CCUK restructuring will be between approximately $7,000,000 and $13,000,000. For the three months ended March 31, 2002, the Company also recorded cash charges of $2,126,000 related to additional employee severance payments at its corporate office in connection with the July 2001 restructuring. At December 31, 2001 and March 31, 2002, other accrued liabilities includes $6,591,000 and $7,222,000, respectively, related to restructuring charges.

   During the three months ended March 31, 2002, the Company abandoned a portion of its construction in process related to certain open projects and recorded related asset write-down charges of $23,721,000 for CCUSA and $7,789,000 for Crown Atlantic. For the three months ended March 31, 2002, the Company also recorded asset write-down charges of $431,000 for CCUK related to certain inventories and property and equipment.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

9. Subsequent Events

   Since 1999, CCUK has provided digital transmission services to ITVdigital ("ITV"). On March 27, 2002, a U.K. court approved an application by ITV to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). In April 2002, after unsuccessful efforts by the administrator to sell the ITV business as a going concern, ITV announced plans to liquidate its assets. It is anticipated that the liquidation will commence in the near future. With the ITV liquidation and suspension of service, further on-going collections under the ITV transmission contract are not expected. CCUK had gross revenues of approximately $27,600,000 annually under the ITV transmission contact. If current efforts to re-market the CCUK network prove unsuccessful, CCUK expects EBITDA to be impacted negatively by approximately $16,000,000 in 2002 and approximately $23,000,000 annually thereafter assuming no significant mitigation of costs. ITV represented approximately 10% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company. The termination of the ITV transmission contract is a Termination Event under the CCUK Credit Facility (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our consolidated financial condition as of March 31, 2002 and our consolidated results of operations for the three-month periods ended March 31, 2001 and 2002. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters, the success or failure of our efforts to implement our business strategy and the following:

  . Our substantial level of indebtedness could adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

  . If we are unable to service our indebtedness, our indebtedness may be accelerated.

  . Our business depends on the demand for wireless communications, which may be lower or slower than anticipated.

  . The continuation of the current economic and telecommunications industry slowdown could materially and adversely affect our business and the business of our customers.

  .  We may be unable to manage our significant growth.

  . The loss, consolidation or financial instability of any of our limited number of customers could materially decrease revenues.

  . Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.

  . We operate in an increasingly competitive industry and many of our competitors have significantly more resources than we do.

  .  Technology changes may significantly reduce the demand for towers.

  . 2.5G/3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

  . Carrier consolidation or reduced carrier expansion may significantly reduce the demand for towers and wireless communication sites.

  . Network sharing and other agreements among our customers may act as alternatives to leasing sites from us.

  . We may not be able to construct or acquire new towers at the pace and in the locations that we desire.

  . Demand for our network services business is very volatile which causes our network services operating results to vary significantly for any particular period.

  . We anticipate significant capital expenditures and may need additional financing which may not be available.

  . We generally lease or sublease the land under our towers and may not be able to maintain these leases.

  . Extensive regulations, which could change at any time, govern our business and industry, and we could fail to comply with these regulations.

  . We could suffer from future claims if radio frequency emissions from equipment on our towers are demonstrated to cause negative health effects.

  . Our international operations expose us to changes in foreign currency exchange rates.

  .  We are heavily dependent on our senior management.

  .  Disputes with customers and suppliers have recently increased.

  .  Economic viability or acceptance of digital terrestrial broadcasting.

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

 Results of Operations

   During 2001 we completed the transactions with BellSouth and BellSouth DCS. Results of operations of these acquired towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three months ended March 31, 2001 are not comparable to the results of operations for the three months ended March 31, 2002.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                  Three Months Ended      Three Months Ended
                                    March 31, 2001          March 31, 2002
                                 ---------------------- -----------------------
                                            Percent of              Percent of
                                  Amount   Net Revenues  Amount    Net Revenues
                                 --------  ------------ ---------  ------------
                                          (In thousands of dollars)
Net revenues:
 Site rental and broadcast
  transmission.................. $134,042      62.9%    $ 160,264      72.6%
 Network services and other.....   78,911      37.1        60,353      27.4
                                 --------     -----     ---------     -----
    Total net revenues..........  212,953     100.0       220,617     100.0
                                 --------     -----     ---------     -----
Operating expenses:
 Costs of operations:
  Site rental and broadcast
   transmission.................   57,739      43.1        62,066      38.7
  Network services and other....   55,456      70.3        43,725      72.4
                                 --------     -----     ---------     -----
    Total costs of operations...  113,195      53.2       105,791      47.9
 General and administrative.....   25,895      12.2        21,788       9.9
 Corporate development..........    3,453       1.6         2,239       1.0
 Restructuring charges..........       --        --         5,852       2.7
 Asset write-down charges.......       --        --        31,941      14.5
 Non-cash general and
  administrative compensation
  charges.......................    1,395       0.6         1,314       0.6
 Depreciation and amortization..   74,091      34.8        71,715      32.5
                                 --------     -----     ---------     -----
Operating income (loss).........   (5,076)     (2.4)      (20,023)     (9.1)
Other income (expense):
 Interest and other income
  (expense).....................    3,092       1.5        (6,090)     (2.8)
 Interest expense and
  amortization of deferred
  financing costs...............  (66,655)    (31.3)      (76,319)    (34.6)
                                 --------     -----     ---------     -----
Loss before income taxes and
 minority interests.............  (68,639)    (32.2)     (102,432)    (46.5)
Provision for income taxes......      (60)     (0.1)       (4,659)     (2.1)
Minority interests..............      644       0.3         3,698       1.7
                                 --------     -----     ---------     -----
Net loss........................ $(68,055)    (32.0)%   $(103,393)    (46.9)%
                                 ========     =====     =========     =====

 Comparison of Three Months Ended March 31, 2002 and 2001

   Consolidated revenues for the three months ended March 31, 2002 were $220.6 million, an increase of $7.7 million from the three months ended March 31, 2001. This increase was primarily attributable to:

    (1) a $26.2 million, or 19.6%, increase in site rental and broadcast transmission revenues, of which $4.1 million was attributable to CCUK, $3.0 million was attributable to Crown Atlantic, $2.0 million was attributable to CCAL and $17.1 million was attributable to CCUSA,

    (2) a $6.2 million increase in network services and other revenues from CCUK, partially offset by

    (3) a $23.3 million decrease in network services and other revenues from CCUSA, and

    (4) a $2.1 million decrease in network services and other revenues from Crown Atlantic.

   The following is a summary of tenant leasing activity on our tower sites:

                                                                Three Months
                                                                 Ended March
                                                                     31,
                                                                -------------
                                                                 2001   2002
                                                                ------ ------
   New tenants added on existing, newly constructed and
    acquired tower sites, net:
     CCUSA.....................................................    931    762
     Crown Atlantic............................................    185    139
     CCUK......................................................    626    399
     CCAL......................................................    139     96
                                                                ------ ------
                                                                 1,881  1,396
                                                                ====== ======
   Average monthly lease rate per new tenant added on existing tower sites:
     CCUSA and Crown Atlantic.................................. $1,476 $1,479
     CCUK......................................................    496  1,070
     CCAL......................................................    629    558

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants along with fluctuations in third party service work.

   Costs of operations for the three months ended March 31, 2002 were $105.8 million, a decrease of $7.4 million from the three months ended March 31, 2001. This decrease was primarily attributable to:

    (1) a $13.1 million decrease in network services costs related to CCUSA and

    (2) a $2.2 million decrease in network services costs from Crown Atlantic, partially offset by

    (3) a $4.3 million increase in site rental and broadcast transmission costs, of which $1.7 million was attributable to CCUK, $0.6 million was attributable to Crown Atlantic, $1.1 million was attributable to CCAL and $0.9 million was attributable to CCUSA, and

    (4) a $3.2 million increase in network services costs from CCUK.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 38.7% for the three months ended March 31, 2002 from 43.1% for the three months ended March 31, 2001, because of higher margins attributable to incremental revenues from the CCUSA, Crown Atlantic and CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 72.4% for the three months ended March 31, 2002 from 70.3% for the three months ended March 31, 2001 because of lower margins from the CCUSA operations, partially offset by higher margins from the CCUK and Crown Atlantic operations.

   General and administrative expenses for the three months ended March 31, 2002 were $21.8 million, a decrease of $4.1 million from the three months ended March 31, 2001. This decrease was primarily attributable to:

     (1) a $3.1 million decrease in expenses related to the CCUSA operations,

     (2) a $0.9 million decrease in expenses at Crown Atlantic, and

     (3) a $0.2 million decrease in expenses at CCAL, partially offset by

     (4) a $0.1 million increase in expenses at our corporate office.

The decreases in general and administrative expenses resulted primarily from lower staffing levels after the restructuring of our business announced in July 2001. General and administrative expenses as a percentage of revenues decreased to 9.9% for the three months ended March 31, 2002 from 12.2% for the three months ended March 31, 2001 because of lower overhead costs as a percentage of revenues for CCUSA, CCAL, CCUK and Crown Atlantic.

   Corporate development expenses for the three months ended March 31, 2002 were $2.2 million, compared to $3.5 million for the three months ended March 31, 2001. This decrease was primarily attributable to a decrease in expenses at our corporate office.

   For the three months ended March 31, 2002, we recorded cash charges of $3.7 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. We expect that the total charges reflected in our 2002 results of operations for this CCUK restructuring will be between approximately $7.0 million and $13.0 million. For the three months ended March 31, 2002, we also recorded cash charges of $2.1 million related to additional employee severance payments at our corporate office in connection with the July 2001 restructuring. See "--Restructuring Charges and Asset Write-Down Charges".

   During the three months ended March 31, 2002, we abandoned a portion of our construction in process related to certain open projects and recorded related asset write-down charges of $23.7 million for CCUSA and $7.8 million for Crown Atlantic. For the three months ended March 31, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment. See "--Restructuring Charges and Asset Write-Down Charges".

   For the three months ended March 31, 2002, we recorded non-cash general and administrative compensation charges of $1.3 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.4 million for the three months ended March 31, 2001.

   Depreciation and amortization for the three months ended March 31, 2002 was $71.7 million, a decrease of $2.4 million from the three months ended March 31, 2001. This decrease was primarily attributable to:

    (1) a $15.7 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $3.1 million was attributable to CCUSA, $11.8 million was attributable to CCUK and $0.8 million was attributable to Crown Atlantic (see "--Impact of Recently Issued Accounting Standards"), partially offset by

    (2) a $3.1 million increase in depreciation related to property and equipment from CCUK,

    (3) a $7.7 million increase in depreciation related to property and equipment from CCUSA,

    (4) a $1.5 million increase in depreciation related to property and equipment from CCAL, and

    (5) a $0.9 million increase in depreciation related to property and equipment from Crown Atlantic.

   Interest and other income (expense) for the three months ended March 31, 2002 resulted primarily from:

    (1) a charge of approximately $7.0 million for the write-down of an investment in an unconsolidated affiliate,

    (2) our share of losses incurred by unconsolidated affiliates and

    (3) costs incurred in connection with unsuccessful network acquisitions, partially offset by

    (4) the investment of the net proceeds from our recent offerings.

   Interest expense and amortization of deferred financing costs for the three months ended March 31, 2002 was $76.3 million, an increase of $9.7 million, or 14.5%, from the three months ended March 31, 2001. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 9 3/8% senior notes.

   The provision for income taxes of $4.7 million for the three months ended March 31, 2002 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from differences between book and tax basis for its property and equipment.

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

   For the three months ended March 31, 2001 and 2002, our net cash provided by operating activities was $44.9 million and $16.0 million, respectively. For the three months ended March 31, 2001 and 2002, our net cash provided by financing activities was $443.7 million and $0.5 million, respectively.

   Capital expenditures were $73.0 million for the three months ended March 31, 2002, of which $0.3 million were for CCIC, $41.6 million were for CCUSA, $10.4 million were for Crown Atlantic, $17.7 million were for CCUK and $3.0 million were for CCAL. We anticipate that we will build, through the end of 2002, approximately 250 to 350 towers in the United States at a cost of approximately $81 million and approximately 450 to 550 towers in the United Kingdom at a cost of approximately $50 million. In addition, we are obligated to pay a site access fee to British Telecom in the amount of (Pounds)100.0 million ($142.5 million). In April 2002, we reached agreement with British Telecom to defer until March 2003 payment of (Pounds)50.0 million ($71.3 million) of the (Pounds)100.0 million originally due March 2002. We also expect to spend approximately $125 million in the United States for tower improvements, including enhancements to the structural capacity of our domestic towers in order to support the anticipated leasing.

   We expect that the execution of our new tower build, or build-to-suit, program will have a material impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity.

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

   As of March 31, 2002, we had consolidated cash and cash equivalents of $780.0 million (including $20.5 million at CCUSA, $183.1 million at CCUK, $30.5 million at Crown Atlantic, $13.3 million at CCAL, $377.9 million in an unrestricted investment subsidiary and $154.6 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $164.0 million, consolidated long-term debt of $3,437.9 million, consolidated redeemable preferred stock of $888.6 million and consolidated stockholders' equity of $2,253.7 million.

   As of May 1, 2002, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $45.0 million. As of May 1, 2002, our restricted U.S. and Australian subsidiaries had approximately $500.0 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

   In April 2002, ITVdigital ("ITV") announced plans to liquidate its assets, and it is anticipated that the liquidation will commence in the near future (see "Item 5. Other Information"). The termination of the ITV transmission contract is a Termination Event (a defined event of default) under the CCUK credit facility. We have entered into discussions with the banks in order to obtain an amendment to the CCUK credit facility such that the Termination Event would be cured. Based on these preliminary discussions, we do not currently believe that we will be required to prepay the outstanding borrowings under the CCUK credit facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, we have reclassified all the outstanding borrowings under the CCUK credit facility as current liabilities on our consolidated balance sheet as of March 31, 2002. If we are unable to obtain an amendment to the CCUK credit facility as discussed above, the uncured Termination Event would result in an event of default under the trust deed governing the CCUK bonds. As a result, we have also reclassified the principal amount of the CCUK bonds as a current liability on our consolidated balance sheet as of March 31, 2002.

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

   Our joint venture agreements with Bell Atlantic Mobile and GTE (both now part of Verizon Communications) provide that, upon dissolution of either venture, Verizon Communications will receive (1) the shares of our common stock contributed to the venture and (2) a payment equal to a percentage of the fair market value (at the dissolution date) of the venture's other net assets. As of March 31, 2002, such percentages would be approximately 24.1% for the Bell Atlantic Mobile venture and 11.0% for the GTE venture. The 24.1% payment for the Bell Atlantic Mobile venture could be paid either in cash or shares of our common stock, at our election. The 11.0% payment for the GTE venture could only be paid in cash. A dissolution of either venture may be triggered (1) by Verizon Communications at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary). Our joint venture with Bell Atlantic Mobile was formed on March 31, 1999, and our joint venture with GTE was formed on January 31, 2000.

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

 Restructuring Charges and Asset Write-Down Charges

   For the three months ended March 31, 2002, we recorded cash charges of $3.7 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. We expect that the total charges reflected in our 2002 results of operations for this CCUK restructuring will be between approximately $7.0 million and $13.0 million. For the three months ended March 31, 2002, we also recorded cash charges of $2.1 million related to additional employee severance payments at our corporate office in connection with the July 2001 restructuring.

   During the three months ended March 31, 2002, we abandoned a portion of our construction in process related to certain open projects and recorded related asset write-down charges of $23.7 million for CCUSA and $7.8 million for Crown Atlantic. For the three months ended March 31, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment.

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

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                             March 31, 2002
                          ----------------------------------------------------
                          Company and
                           Restricted  Unrestricted Consolidation Consolidated
                          Subsidiaries Subsidiaries Eliminations     Total
                          ------------ ------------ ------------- ------------
                                       (In thousands of dollars)
Cash and cash
 equivalents.............  $  188,450   $  591,568   $        --   $  780,018
Other current assets.....     279,253      143,319            --      422,572
Property and equipment,
 net.....................   3,339,096    1,472,592            --    4,811,688
Investments..............      91,500           --            --       91,500
Investments in
 Unrestricted
 Subsidiaries............   2,077,745           --    (2,077,745)          --
Goodwill.................     164,023      871,475            --    1,035,498
Other assets, net........     128,292       12,910            --      141,202
                           ----------   ----------   -----------   ----------
                           $6,268,359   $3,091,864   $(2,077,745)  $7,282,478
                           ==========   ==========   ===========   ==========
Current liabilities......  $  201,283   $  517,163   $        --   $  718,446
Long-term debt, less
 current maturities......   2,795,192      300,000            --    3,095,192
Other liabilities........      36,703      123,008            --      159,711
Minority interests.......      92,878       73,948            --      166,826
Redeemable preferred
 stock...................     888,596           --            --      888,596
Stockholders' equity.....   2,253,707    2,077,745    (2,077,745)   2,253,707
                           ----------   ----------   -----------   ----------
                           $6,268,359   $3,091,864   $(2,077,745)  $7,282,478
                           ==========   ==========   ===========   ==========

                                          Three Months Ended March 31, 2002
                                        --------------------------------------
                                        Company and
                                         Restricted  Unrestricted Consolidated
                                        Subsidiaries Subsidiaries    Total
                                        ------------ ------------ ------------
                                              (In thousands of dollars)
Net revenues...........................   $122,248     $ 98,369    $ 220,617
Costs of operations (exclusive of
 depreciation and amortization)........     56,567       49,224      105,791
General and administrative.............     18,284        3,504       21,788
Corporate development..................      2,239           --        2,239
Restructuring charges..................      2,126        3,726        5,852
Asset write-down charges...............     23,721        8,220       31,941
Non-cash general and administrative
 compensation charges..................        872          442        1,314
Depreciation and amortization..........     47,784       23,931       71,715
                                          --------     --------    ---------
Operating income (loss)................    (29,345)       9,322      (20,023)
Interest and other income (expense)....       (599)      (5,491)      (6,090)
Interest expense and amortization of
 deferred financing costs..............    (64,117)     (12,202)     (76,319)
Provision for income taxes.............        (88)      (4,571)      (4,659)
Minority interests.....................      1,523        2,175        3,698
                                          --------     --------    ---------
Net loss...............................   $(92,626)    $(10,767)   $(103,393)
                                          ========     ========    =========

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

                                                         1997 and   1999, 2000
                                                           1998      and 2001
                                                        Securities  Securities
                                                        ----------  ----------
                                                          (In thousands of
                                                              dollars)
Tower Cash Flow, for the three months ended March 31,
 2002.................................................. $  50,150   $  50,150
                                                        =========   =========
Consolidated Cash Flow, for the twelve months ended
 March 31, 2002........................................ $ 173,100   $ 182,436
Less: Tower Cash Flow, for the twelve months ended
 March 31, 2002........................................  (170,240)   (170,240)
Plus: four times Tower Cash Flow, for the three months
 ended March 31, 2002..................................   200,600     200,600
                                                        ---------   ---------
Adjusted Consolidated Cash Flow, for the twelve months
 ended March 31, 2002.................................. $ 203,460   $ 212,796
                                                        =========   =========

 Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We have adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on our consolidated balance sheet. The net book value of such reclassified intangible assets was approximately $14.5 million.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has not yet completed its transitional impairment tests but, based on preliminary results of those tests, does not currently believe that an impairment loss for goodwill and other intangible assets will be recorded upon the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately $62,068,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill and other intangible assets had not been recorded during the three months ended March 31, 2001, the Company's net loss for that period would have been $52,314,000, or $0.34 per share.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2002 would impact our interest expense by approximately $10.2 million. As of March 31, 2002, we have approximately $1,168.8 million of floating rate indebtedness, of which approximately $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

                          PART II--OTHER INFORMATION

ITEM 5. OTHER INFORMATION

   Since 1999, CCUK has provided digital transmission services to ITVdigital ("ITV") through the CCUK-owned digital terrestrial television ("DTT") network pursuant to a 12 year digital transmission contract. ITV provided a DTT service on a subscription basis to approximately 1.2 million subscribers in the U.K. On March 27, 2002, a U.K. court approved an application by ITV to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). In April 2002, after unsuccessful efforts by the administrator to sell the ITV business as a going concern, ITV announced plans to liquidate its assets. It is anticipated that the liquidation will commence in the near future. With the ITV pending liquidation and suspension of service, further on-going collections under the ITV transmission contract are not expected. CCUK had gross revenues of approximately $27.6 million annually under the ITV transmission contact. The U.K. Independent Television Commission has indicated that is plans to re-issue the licenses previously owned by ITV on an expedited basis. If current efforts to re-market the CCUK network prove unsuccessful, CCUK expects EBITDA to be impacted negatively by approximately $16 million in 2002 and approximately $23 million annually thereafter assuming no significant mitigation of costs. ITV represented approximately 10% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company.

   The termination of the ITV transmission contract is a Termination Event (a defined event of default) under the CCUK credit facility. We have entered into discussions with the banks in order to obtain an amendment to the CCUK credit facility such that the Termination Event would be cured. Based on these preliminary discussions, we do not currently believe that we will be required to prepay the outstanding borrowings under the CCUK credit facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, we have reclassified all the outstanding borrowings under the CCUK credit facility as current liabilities on our consolidated balance sheet as of March 31, 2002. If we are unable to obtain an amendment to the CCUK credit facility as discussed above, the uncured Termination Event would result in an event of default under the trust deed governing the CCUK bonds. As a result, we have also reclassified the principal amount of the CCUK bonds as a current liability on our consolidated balance sheet as of March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

   11.1 Computation of Net Loss Per Common Share

   12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to
        Combined Fixed Charges and Preferred Stock Dividends

   (b) Reports on Form 8-K:

   The Registrant filed a Current Report on Form 8-K dated January 11, 2002 with the SEC on January 11, 2002 furnishing under Item 9 the slides from a presentation by John P. Kelly, Chief Executive Officer, and W. Benjamin Moreland, Chief Financial Officer at the Salomon Smith Barney Entertainment, Media and Telecommunications Conference on January 9, 2002.

   The Registrant filed a Current Report on Form 8-K dated February 28, 2002 with the SEC on March 11, 2002 (i) reporting under Item 5 a non-recurring restructuring charge and (ii) furnishing under Item 9 revised guidance through 2004 as disclosed in a press release dated February 28, 2002 setting forth the Registrant's financial results for the fourth quarter and year-end 2001.

   The Registrant filed a Current Report on Form 8-K dated May 1, 2002 with the SEC on May 3, 2002 furnishing under Item 9 further details and a press release dated May 1, 2002 regarding the potential impact on its U.K. subsidiary, Crown Castle UK Limited, of liquidation plans of ITVdigital.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Crown Castle International Corp.

Date: May 13, 2002                              /s/ W. Benjamin Moreland
                                          By: _________________________________
                                                  W. Benjamin Moreland
                                                 Senior Vice President,
                                               Chief Financial Officer and
                                                        Treasurer
                                              (Principal Financial Officer)

Date: May 13, 2002                              /s/ Wesley D. Cunningham
                                          By: _________________________________
                                                  Wesley D. Cunningham
                                              Senior Vice President, Chief
                                                    Accounting Officer
                                                and Corporate Controller
                                             (Principal Accounting Officer)