Form 10-K/A
period 2001-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2002-08-13
CIK 1051470

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

                       Commission File Number 000-24737

                               -----------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter)

                     Delaware                  76-0470458
                  (State or other           (I.R.S. Employer
                   jurisdiction            Identification No.)
                of incorporation or
                   organization)               77057-1457
                                               (Zip Code)
                 510 Bering Drive
                     Suite 500
                  Houston, Texas
               (Address of principal
                executive offices)

                                (713) 570-3000
             (Registrant's telephone number, including area code)

              Title of Each Class of
               Securities Registered
                    Pursuant to
               Section 12(b) of the
              Securities Exchange Act   Name of Exchange on Which
                      of 1934                  Registered
              -----------------------   -------------------------
              Common Stock, $.01 par
                       value             New York Stock Exchange

             Rights to Purchase Series   New York Stock Exchange
                  A Participating
             Cumulative Preferred Stock

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

================================================================================

                                    PART II


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

                                                                                       Years Ended December 31,
                                                                     -----------------------------------------------------------
                                                                        1997       1998         1999         2000        2001
                                                                     ---------  ----------  -----------  -----------  ----------
                                                                         (In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
   Site rental and broadcast transmission........................... $  11,010  $   75,028  $   267,894  $   446,039  $  575,961
   Network services and other.......................................    20,395      38,050       77,865      203,126     322,990
                                                                     ---------  ----------  -----------  -----------  ----------
    Total net revenues..............................................    31,405     113,078      345,759      649,165     898,951
                                                                     ---------  ----------  -----------  -----------  ----------
Costs of operations:
   Site rental and broadcast transmission...........................     2,213      26,254      114,436      194,424     238,748
   Network services and other.......................................    13,137      21,564       42,312      120,176     228,485
                                                                     ---------  ----------  -----------  -----------  ----------
    Total costs of operations.......................................    15,350      47,818      156,748      314,600     467,233
                                                                     ---------  ----------  -----------  -----------  ----------
General and administrative..........................................     6,824      23,571       43,823       76,944     102,539
Corporate development(a)............................................     5,731       4,625        5,403       10,489      12,337
Restructuring charges...............................................        --          --        5,645           --      19,416
Asset write-down charges............................................        --          --           --           --      24,922
Non-cash general and administrative compensation
 charges(b).........................................................        --      12,758        2,173        3,127       6,112
Depreciation and amortization.......................................     6,952      37,239      130,106      238,796     328,491
                                                                     ---------  ----------  -----------  -----------  ----------
Operating income (loss).............................................    (3,452)    (12,933)       1,861        5,209     (62,099)
Equity in earnings (losses) of unconsolidated affiliate.............    (1,138)      2,055           --           --          --
Interest and other income (expense)(c)..............................     1,951       4,220       17,731       33,761       8,548
Interest expense and amortization of deferred financing costs.......    (9,254)    (29,089)    (110,908)    (241,294)   (297,444)
                                                                     ---------  ----------  -----------  -----------  ----------
Loss before income taxes, minority interests, extraordinary item and
 cumulative effect of change in accounting principle................   (11,893)    (35,747)     (91,316)    (202,324)   (350,995)
Provision for income taxes..........................................       (49)       (374)        (275)        (246)    (16,478)
Minority interests..................................................        --      (1,654)      (2,756)        (721)      1,306
                                                                     ---------  ----------  -----------  -----------  ----------
Loss before extraordinary item and cumulative
 effect of change in accounting principle...........................   (11,942)    (37,775)     (94,347)    (203,291)   (366,167)
Extraordinary item--loss on early extinguishment of debt............        --          --           --       (1,495)         --
Cumulative effect of change in accounting principle for costs of
 start-up activities................................................        --          --       (2,414)          --          --
                                                                     ---------  ----------  -----------  -----------  ----------
Net loss............................................................   (11,942)    (37,775)     (96,761)    (204,786)   (366,167)
Dividends on preferred stock........................................    (2,199)     (5,411)     (28,881)     (59,469)    (79,028)
                                                                     ---------  ----------  -----------  -----------  ----------
Net loss after deduction of dividends on preferred stock............ $ (14,141) $  (43,186) $  (125,642) $  (264,255) $ (445,195)
                                                                     =========  ==========  ===========  ===========  ==========
Per common share--basic and diluted:
   Loss before extraordinary item and cumulative effect of change
    in accounting principle......................................... $   (2.27) $    (1.02) $     (0.94) $     (1.47) $    (2.08)
   Extraordinary item...............................................        --          --           --        (0.01)         --
   Cumulative effect of change in accounting principle..............        --          --        (0.02)          --          --
                                                                     ---------  ----------  -----------  -----------  ----------
   Net loss......................................................... $   (2.27) $    (1.02) $     (0.96) $     (1.48) $    (2.08)
                                                                     =========  ==========  ===========  ===========  ==========
Common shares outstanding--basic and diluted (in thousands).........     6,238      42,518      131,466      178,588     214,246
                                                                     =========  ==========  ===========  ===========  ==========
Other Data:
Adjusted EBITDA(d).................................................. $   3,500  $   37,064  $   139,785  $   247,132  $  316,842
Summary cash flow information:
   Net cash provided by (used for) operating activities.............      (624)     44,976       92,608      165,495     131,930
   Net cash used for investing activities...........................  (111,484)   (149,248)  (1,509,146)  (1,957,687)   (895,136)
   Net cash provided by financing activities........................   159,843     345,248    1,670,402    1,707,091   1,109,309
Ratio of earnings to fixed charges(e)...............................        --          --           --           --          --
Balance Sheet Data (at period end):
Cash and cash equivalents........................................... $  55,078  $  296,450  $   549,328  $   453,833  $  804,602
Property and equipment, net.........................................    81,968     592,594    2,468,101    4,303,037   4,844,912
Total assets........................................................   371,391   1,523,230    3,836,650    6,401,885   7,375,458
Total debt..........................................................   156,293     429,710    1,542,343    2,602,687   3,423,097
Redeemable preferred stock(f).......................................   160,749     201,063      422,923      842,718     878,861
Total stockholders' equityst........................................    41,792     737,562    1,617,747    2,420,862   2,364,648

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

(d) Adjusted EBITDA is defined as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges. Adjusted EBITDA is presented as additional information because management believes it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. It is not, however, intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

   (1)maximize utilization of our tower capacity,

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

Results of Operations

   Our primary sources of revenues are from:

    (1)renting antenna space on towers and rooftops sites,

    (2)providing analog and digital broadcast transmission services, and

    (3)providing network services, including the installation of antennas on our sites as well as third party sites.

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

   Network services revenues in the U.S. consist of revenues from:

    (1)antenna installation,

    (2)site acquisition,

    (3)site development and construction,

    (4)network design and site selection, and

    (5)other services.

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

    (1)a number of broadcasting and related organizations, both in the United Kingdom and other countries,

    (2)all four U.K. cellular operators, and

    (3)Hutchison as part of their deployment of 3G sevices in the U.K.

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

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                                                  Year Ended          Year Ended          Year Ended
                                                               December 31, 1999   December 31, 2000   December 31, 2001
                                                              -----------------   -----------------   -----------------
                                                                         Percent             Percent             Percent
                                                                          of Net              of Net              of Net
                                                                Amount   Revenues   Amount   Revenues   Amount   Revenues
                                                              ---------  -------- ---------  -------- ---------  --------
                                                                               (In thousands of dollars)
Net revenues:
   Site rental and broadcast transmission.................... $ 267,894    77.5%  $ 446,039    68.7%  $ 575,961    64.1%
   Network services and other................................    77,865    22.5     203,126    31.3     322,990    35.9
                                                              ---------   -----   ---------   -----   ---------   -----
        Total net revenues...................................   345,759   100.0     649,165   100.0     898,951   100.0
                                                              ---------   -----   ---------   -----   ---------   -----
Operating expenses:
   Costs of operations:
     Site rental and broadcast transmission..................   114,436    42.7     194,424    43.6     238,748    41.5
     Network services and other..............................    42,312    54.3     120,176    59.2     228,485    70.7
                                                              ---------           ---------           ---------
        Total costs of operations............................   156,748    45.4     314,600    48.5     467,233    52.0
   General and administrative................................    43,823    12.7      76,944    11.8     102,539    11.4
   Corporate development.....................................     5,403     1.6      10,489     1.6      12,337     1.4
   Restructuring charges.....................................     5,645     1.6          --      --      19,416     2.1
   Asset write-down charges..................................        --      --          --      --      24,922     2.8
   Non-cash general and administrative compensation
    charges..................................................     2,173     0.6       3,127     0.5       6,112     0.7
   Depreciation and amortization.............................   130,106    37.6     238,796    36.8     328,491    36.5
                                                              ---------   -----   ---------   -----   ---------   -----
Operating income (loss)......................................     1,861     0.5       5,209     0.8     (62,099)   (6.9)
Other income (expense):
   Interest and other income (expense).......................    17,731     5.1      33,761     5.2       8,548     1.0
   Interest expense and amortization of deferred
    financing costs..........................................  (110,908)  (32.0)   (241,294)  (37.2)   (297,444)  (33.1)
                                                              ---------   -----   ---------   -----   ---------   -----
Loss before income taxes, minority interests, extraordinary
 item and cumulative effect of change in accounting
 principle...................................................   (91,316)  (26.4)   (202,324)  (31.2)   (350,995)  (39.0)
Provision for income taxes...................................      (275)   (0.1)       (246)     --     (16,478)   (1.8)
Minority interests...........................................    (2,756)   (0.8)       (721)   (0.1)      1,306     0.1
                                                              ---------   -----   ---------   -----   ---------   -----
Loss before extraordinary item and cumulative effect of
 change in accounting principle..............................   (94,347)  (27.3)   (203,291)  (31.3)   (366,167)  (40.7)
Extraordinary item--loss on early extinguishment of debt.....        --      --      (1,495)   (0.2)         --      --
Cumulative effect of change in accounting principle for costs
 of start-up activities......................................    (2,414)   (0.7)         --      --          --      --
                                                              ---------   -----   ---------   -----   ---------   -----
Net loss..................................................... $ (96,761)  (28.0)% $(204,786)  (31.5)% $(366,167)  (40.7)%
                                                              =========   =====   =========   =====   =========   =====


   Comparison of Years Ended December 31, 2001 and 2000--Operating Segments



   CCUSA. CCUSA's revenues for 2001 were $523.8 million, an increase of $194.6 million from 2000. This increase was attributable to an $86.6 million, or 47.2%, increase in site rental revenues and a $108.0 million increase in network services and other revenues. The increase in site rental revenues reflects the new tenant additions on our tower sites. The increase in network services and other revenues reflects continued demand for antenna installation from our tenants along with increased third party service work. Costs of operations for 2001 were $280.5 million, an increase of $120.7 million from 2000. This increase was attributable to a $26.3 million increase in site rental costs and a $94.4 million increase in network services costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 38.2% for 2001 from 41.9% for 2000. Costs of operations for network services and other as a percentage of network services and other revenues increased to 69.9% for 2001 from 57.0% for 2000. General and administrative expenses for 2001 were $61.1 million, an increase of $11.4 million from 2000. General and administrative expenses as a percentage of revenues decreased to 11.7% for 2001 from 15.1% for 2000. For 2001, CCUSA recorded restructuring charges and asset write-down charges of $7.1 million and $6.5 million, respectively (see "--Restructuring Charges and Asset Write-Down

Charges"). For 2001, CCUSA recorded non-cash general and administrative compensation charges of $2.1 million, compared to $0.8 million for 2000 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2001 was $178.0 million, an increase of $56.3 million from 2000. Interest and other income (expense) for 2001 was $1.4 million, a decrease of $2.8 million from 2000. Interest expense and amortization of deferred financing costs for 2001 was $53.3 million, an increase of $10.3 million from 2000.



   CCAL. CCAL's revenues for 2001 were $20.0 million, an increase of $13.2 million from 2000. This increase was attributable to an $11.5 million, or 169.3%, increase in site rental revenues and $1.6 million in network services and other revenues. The increase in site rental revenues reflects the impact of tower acquisitions along with the new tenant additions on our tower sites. Costs of operations for 2001 were $8.2 million, an increase of $4.6 million from 2000. This increase was attributable to a $3.6 million increase in site rental costs and $1.0 million in network services costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 39.1% for 2001 from 52.5% for 2000. Costs of operations for network services and other as a percentage of network services and other revenues were 62.0% for 2001. General and administrative expenses for 2001 were $6.3 million, an increase of $1.8 million from 2000. General and administrative expenses as a percentage of revenues decreased to 31.3% for 2001 from 65.3% for 2000. Depreciation and amortization for 2001 was $11.1 million, an increase of $5.9 million from 2000. Interest and other income (expense) for 2001 was $0.4 million, an increase of $0.2 million from 2000. Interest expense and amortization of deferred financing costs for 2001 was $2.4 million, an increase of $2.3 million from 2000.



   CCUK. CCUK's revenues for 2001 were $237.7 million, an increase of $20.0 million from 2000. This increase was attributable to a $13.3 million, or 6.9%, increase in site rental and broadcast transmission revenues and a $6.7 million increase in network services and other revenues. The increase in site rental and broadcast transmission revenues reflects the new tenant additions on our tower sites. The increase in network services and other revenues reflects continued demand for antenna installation from our tenants along with increased third party service work. Costs of operations for 2001 were $124.3 million, an increase of $17.9 million from 2000. This increase was attributable to an $8.7 million increase in site rental and broadcast transmission costs and a $9.2 million increase in network services costs. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 47.0% for 2001 from 45.7% for 2000. Costs of operations for network services and other as a percentage of network services and other revenues increased to 86.3% for 2001 from 73.2% for 2000. General and administrative expenses for 2001 were $11.4 million, an increase of $3.3 million from 2000. General and administrative expenses as a percentage of revenues increased to 4.8% for 2001 from 3.7% for 2000. For 2001, CCUK recorded restructuring charges and asset write-down charges of $1.8 million and $11.9 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). For 2001, CCUK recorded non-cash general and administrative compensation charges of $2.6 million, compared to $1.0 million for 2000 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2001 was $93.5 million, an increase of $16.3 million from 2000. Interest and other income (expense) for 2001 was $5.4 million, an increase of $5.1 million from 2000. Interest expense and amortization of deferred financing costs for 2001 was $26.7 million, a decrease of $5.3 million from 2000. CCUK's provision for income taxes of $16.0 million for 2001 consists of a non-cash deferred tax liability. This deferred tax liability resulted from an excess of basis differences for its property and equipment over its available tax net operating losses.



   Crown Atlantic. Crown Atlantic's revenues for 2001 were $117.5 million, an increase of $22.0 million from 2000. This increase was attributable to an $18.4 million, or 29.0%, increase in site rental revenues and a $3.5 million increase in network services and other revenues. The increase in site rental revenues reflects the new tenant additions on our tower sites. The increase in network services and other revenues reflects continued demand for antenna installation from our tenants along with increased third party service work. Costs of operations for 2001 were $54.2 million, an increase of $9.5 million from 2000. This increase was attributable to a $5.7 million increase in site rental costs and a $3.8 million increase in network services costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 39.0% for 2001 from 41.3% for 2000. Costs of operations for network services and other as a percentage of network services and other revenues increased to 62.7% for 2001 from 57.8% for 2000. General and administrative expenses for 2001 were $8.2 million, a decrease of $0.3 million from 2000. General and administrative expenses as a percentage of revenues decreased to 7.0% for 2001 from 8.8% for 2000. For 2001, Crown Atlantic recorded restructuring charges and asset write-down charges of $1.0 million and $0.8 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). Depreciation and amortization for 2001 was $44.3 million, an increase of $10.9 million from 2000. Interest and other income (expense) for 2001 was $0.3 million, a decrease of $0.6 million from 2000. Interest expense and amortization of deferred financing costs for 2001 was $20.7 million, an increase of $2.8 million from 2000.



   Corporate Office and Other. General and administrative expenses for 2001 were $15.6 million, an increase of $9.4 million from 2000. Corporate development expenses for 2001 were $12.3 million, compared to $9.7 million for 2000. For 2001, the corporate office recorded restructuring charges and asset write-down charges of $9.5 million and $5.8 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). For 2001 and 2000, the corporate office recorded non-cash general and administrative compensation charges of $1.4 million (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2001 was $1.7 million, an increase of $0.4 million from 2000. Interest and other income (expense) for 2001 was $1.1 million, a decrease of $27.1 million from 2000. Interest expense and amortization of deferred financing costs for 2001 was $194.4 million, an increase of $46.0 million from 2000.



   Comparison of Years Ended December 31, 2001 and 2000--Consolidated


   Consolidated revenues for 2001 were $899.0 million, an increase of $249.8 million from 2000. This increase was primarily attributable to:

    (1)a $129.9 million, or 29.1%, increase in site rental and broadcast transmission revenues, of which $13.3 million was attributable to CCUK, $18.4 million was attributable to Crown Atlantic, $11.5 million was attributable to CCAL and $86.6 million was attributable to CCUSA,

    (2)a $108.0 million increase in network services and other revenues from CCUSA,

    (3)a $6.7 million increase in network services and other revenues from CCUK,

    (4)a $3.5 million increase in network services and other revenues from Crown Atlantic, and

    (5)$1.6 million in network services and other revenues from CCAL.

   The following is a summary of tenant leasing activity on our tower sites for the year ended December 31, 2001:

New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA.......................................................................  3,772
   Crown Atlantic..............................................................    710
   CCUK........................................................................  2,887
   CCAL........................................................................  1,448

                                                                                ------
                                                                                 8,817

                                                                                ======

Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,481
   CCUK........................................................................    779
   CCAL........................................................................    607

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

   Costs of operations for 2001 were $467.2 million, an increase of $152.6 million from 2000. This increase was primarily attributable to:

    (1)a $44.3 million increase in site rental and broadcast transmission costs, of which $8.7 million was attributable to CCUK, $5.7 million was attributable to Crown Atlantic, $3.6 million was attributable to CCAL and $26.3 million was attributable to CCUSA,

    (2)a $94.4 million increase in network services costs related to CCUSA,

    (3)a $9.2 million increase in network services costs from CCUK,

    (4)a $3.8 million increase in network services costs from Crown Atlantic, and

    (5)$1.0 million in network services costs from CCAL.

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

   General and administrative expenses for 2001 were $102.5 million, an increase of $25.6 million from 2000. This increase was primarily attributable to:

    (1)an $11.4 million increase in expenses related to the CCUSA operations,

    (2)a $9.4 million increase in expenses at our corporate office,

    (3)a $3.3 million increase in expenses at CCUK, and

    (4)a $1.8 million increase in expenses at CCAL, partially offset by

    (5)a $0.3 million decrease in expenses at Crown Atlantic.

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

   For 2001, we recorded non-recurring cash charges of $19.4 million in connection with a restructuring of our business announced in July 2001. Such charges related to employee severance payments and costs of office closures. In addition, we announced in March 2002 that we plan to record a non-recurring restructuring charge estimated to be between approximately $7.0 million and $13.0 million with respect to staff redundancies and the disposition of certain service lines in connection with our U.K. operations. We expect the charge to be reflected in our results of operations for 2002. See "--Restructuring Charges and Asset Write-Down Charges".


   For 2001, we recorded asset write-down charges of $24.9 million in connection with the restructuring of our business announced in July 2001. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets. We are also undertaking a review of our construction in process, which may result in certain open projects being abandoned in 2002. A non-cash charge would be recorded in 2002 for the write-down of any such abandoned projects. The total amount of construction in process being reviewed is approximately $38 million. See "--Restructuring Charges and Asset Write-Down Charges".


   For 2001, we recorded non-cash general and administrative compensation charges of $6.1 million related to the issuance of stock and stock options to certain employees and executives, compared to $3.1 million for 2000. See "--Compensation Charges Related to Stock Option Grants and Acquisitions".

   Depreciation and amortization for 2001 was $328.5 million, an increase of $89.7 million from 2000. This increase was primarily attributable to:

    (1)a $16.3 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

    (2)a $10.9 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

    (3)a $5.9 million increase in depreciation and amortization related to property and equipment from CCAL, and

    (4)a $56.3 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for 2001 resulted primarily from:

    (1)the investment of the net proceeds from our recent offerings (see "--Liquidity and Capital Resources"), offset by

    (2)costs incurred in connection with unsuccessful acquisition attempts and

    (3)our share of losses incurred by unconsolidated affiliates.

   Interest expense and amortization of deferred financing costs for 2001 was $297.4 million, an increase of $56.2 million, or 23.3%, from 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 10 3/4% senior notes and the 9 3/8% senior notes. See "--Liquidity and Capital Resources".

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


   Comparison of Years Ended December 31, 2000 and 1999--Operating Segments



   CCUSA. CCUSA's revenues for 2000 were $329.2 million, an increase of $226.5 million from 1999. This increase was attributable to a $125.2 million, or 214.7%, increase in site rental revenues and a $101.3 million increase in network services and other revenues. Costs of operations for 2000 were $159.8 million, an increase of $118.2 million from 1999. This increase was attributable to a $56.1 million increase in site rental costs and a $62.1 million increase in network services costs. Costs of operations for site rental as a percentage of site rental revenues increased to 41.9% for 2000 from 35.5% for 1999. Costs of operations for network services and other as a percentage of network services and other revenues increased to 57.0% for 2000 from 47.2% for 1999. General and administrative expenses for 2000 were $49.7 million, an increase of $21.7 million from 1999. General and administrative expenses as a percentage of revenues decreased to 15.1% for 2000 from 27.3% for 1999. For 2000, CCUSA recorded non-cash general and administrative compensation charges of $0.8 million, compared to $0.1 million for 1999 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2000 was $121.7 million, an increase of $80.5 million from 1999. Interest and other income (expense) for 2000 was $4.2 million, an increase of $4.3 million from 1999. Interest expense and amortization of deferred financing costs for 2000 was $43.0 million, an increase of $38.9 million from 1999.



   CCUK. CCUK's revenues for 2000 were $217.7 million, an increase of $24.0 million from 1999. This increase was attributable to a $20.2 million, or 11.8%, increase in site rental and broadcast transmission revenues and a $3.8 million increase in network services and other revenues. Costs of operations for 2000 were $106.4 million, an increase of $13.4 million from 1999. This increase was attributable to a $10.4 million increase in site rental and broadcast transmission costs and a $3.0 million increase in network services costs. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 45.7% for 2000 from 45.0% for 1999. Costs of operations for network services and other as a percentage of network services and other revenues increased to 73.2% for 2000 from 72.0% for 1999. General and administrative expenses for 2000 were $8.1 million, an increase of $2.4 million from 1999. General and administrative expenses as a percentage of revenues increased to 3.7% for 2000 from 2.9% for 1999. For 2000, CCUK recorded non-cash general and administrative compensation charges of $1.0 million, compared to $0.8 million for 1999 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2000 was $77.2 million, an increase of $13.6 million from 1999. Interest and other income (expense) for 2000 was $0.3 million, a decrease of $0.1 million from 1999. Interest expense and amortization of deferred financing costs for 2000 was $32.0 million, an increase of $3.6 million from 1999.



   Crown Atlantic. Crown Atlantic's revenues for 2000 were $95.5 million, an increase of $47.6 million from 1999. This increase was attributable to a $25.9 million, or 68.9%, increase in site rental revenues and a $21.7 million increase in network services and other revenues. Costs of operations for 2000 were $44.7 million, an increase of $23.7 million from 1999. This increase was attributable to a $9.9 million increase in site rental costs and a $13.8 million increase in network services costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 41.3% for 2000 from 43.3% for 1999. Costs of operations for network services and other as a percentage of network services and other revenues increased to 57.8% for 2000 from 45.3% for 1999. General and administrative expenses for 2000 were $8.4 million, an increase of $3.3 million from 1999. General and administrative expenses as a percentage of revenues decreased to 8.8% for 2000 from 10.7% for 1999. Depreciation and amortization for 2000 was $33.4 million, an increase of $9.2 million from 1999. Interest and other income (expense) for 2000 was $0.9 million, a decrease of $3.7 million from 1999. Interest expense and amortization of deferred financing costs for 2000 was $17.9 million, an increase of $5.7 million from 1999.



   Corporate Office and Other. General and administrative expenses for 2000 were $6.3 million, an increase of $1.2 million from 1999. Corporate development expenses for 2000 were $9.7 million, compared to $4.6 million for 1999. For 2000 and 1999, the corporate office recorded non-cash general and administrative compensation charges of $1.4 million and $1.3 million, respectively (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2000 was $1.3 million, an increase of $0.1 million from 1999. Interest and other income (expense) for 2000 was $28.2 million, an increase of $15.2 million from 1999. Interest expense and amortization of deferred financing costs for 2000 was $148.3 million, an increase of $82.1 million from 1999.



   Comparison of Years Ended December 31, 2000 and 1999--Consolidated


   Consolidated revenues for 2000 were $649.2 million, an increase of $303.4 million from 1999. This increase was primarily attributable to:

    (1)a $178.1 million, or 66.5%, increase in site rental and broadcast transmission revenues, of which $20.2 million was attributable to CCUK, $25.9 million was attributable to Crown Atlantic, $6.8 million was attributable to CCAL and $125.2 million was attributable to CCUSA,

    (2)a $101.3 million increase in network services and other revenues from CCUSA,

    (3)a $3.8 million increase in network services and other revenues from CCUK, and

    (4)a $21.7 million increase in network services and other revenues from Crown Atlantic.

   Costs of operations for 2000 were $314.6 million, an increase of $157.9 million from 1999. This increase was primarily attributable to:

    (1)an $80.0 million increase in site rental and broadcast transmission costs, of which $10.4 million was attributable to CCUK, $9.9 million was attributable to Crown Atlantic, $3.6 million was attributable to CCAL and $56.1 million was attributable to CCUSA,

    (2)a $62.1 million increase in network services costs related to CCUSA,

    (3)a $3.0 million increase in network services costs from CCUK, and

    (4)a $13.8 million increase in network services costs from Crown Atlantic.

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

   General and administrative expenses for 2000 were $76.9 million, an increase of $33.1 million from 1999. This increase was primarily attributable to:

    (1)a $21.7 million increase in expenses related to the CCUSA operations,

    (2)a $1.2 million increase in expenses at our corporate office,

    (3)a $3.3 million increase in expenses at Crown Atlantic,

    (4)a $2.4 million increase in expenses at CCUK, and

    (5)$4.4 million in expenses at CCAL.

General and administrative expenses as a percentage of revenues decreased for 2000 to 11.8% from 12.7% for 1999 because of lower overhead costs as a percentage of revenues for CCUSA and Crown Atlantic.

   Corporate development expenses for 2000 were $10.5 million, compared to $5.4 million for 1999. This increase was primarily attributable to an increase in expenses at our corporate office.

   For 2000, we recorded non-cash general and administrative compensation charges of $3.1 million related to the issuance of stock and stock options to certain employees and executives, compared to $2.2 million for 1999. See "--Compensation Charges Related to Stock Option Grants and Acquisitions".

   Depreciation and amortization for 2000 was $238.8 million, an increase of $108.7 million from 1999. This increase was primarily attributable to:

    (1)a $13.6 million increase in depreciation and amortization related to the property and equipment and goodwill from CCUK,

    (2)a $9.2 million increase in depreciation and amortization related to the property and equipment and goodwill from Crown Atlantic,

    (3)$5.2 million of depreciation and amortization related to property and equipment from CCAL, and

    (4)an $80.5 million increase in depreciation and amortization related to the property and equipment, goodwill and other intangible assets related to the CCUSA operations.

   Interest and other income (expense) for 2000 resulted primarily from:

    (1)the investment of the net proceeds from our recent offerings (see "--Liquidity and Capital Resources") and

    (2)a gain recognized upon the disposition of an investment in an affiliate, partially offset by

   (3) costs incurred in connection with unsuccessful acquisition attempts.

   Interest expense and amortization of deferred financing costs for 2000 was $241.3 million, an increase of $130.4 million, or 117.6%, from 1999. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, amortization of the original issue discount on the 10 3/8% discount notes and the 11 1/4% discount notes, interest on the 9% senior notes, the 9 1/2% senior notes and the 10 3/4% senior notes, and the write-off of unamortized deferred financing costs related to the term loans. See "--Liquidity and Capital Resources".

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

   The following table summarizes our contractual cash obligations as of December 31, 2001:

                                                              Years Ending December 31,
                                               -------------------------------------------------------
                                                 2002     2003     2004     2005     2006   Thereafter   Totals
                                               -------- -------- -------- -------- -------- ---------- ----------
                                                                   (in thousands of dollars)
Long-term debt................................ $ 29,086 $ 43,336 $134,711 $200,336 $282,081 $2,930,288 $3,619,838
Interest payments on long-term debt (a).......  197,373  222,347  242,098  289,116  275,923  1,058,880  2,285,737
Capital lease obligations.....................    4,139    2,587    1,173       25       26         15      7,965
Operating lease obligations...................  118,372  103,836   95,364   87,091   76,078    393,372    874,113
Site access fee to British Telecom, secured by
 letter of credit(b)..........................  145,430       --       --       --       --         --    145,430
Redeemable preferred stock....................       --       --       --       --       --    977,103    977,103
Dividend payments on exchangeable preferred
 stock........................................       --       --   47,762   47,762   47,762    191,048    334,334
                                               -------- -------- -------- -------- -------- ---------- ----------
                                               $494,400 $372,106 $521,108 $624,330 $681,870 $5,550,706 $8,244,520
                                               ======== ======== ======== ======== ======== ========== ==========

--------
(a)Interest payments on floating rate debt are estimated based on rates in effect during the first quarter of 2002.
(b)We are currently in discussions regarding the deferral of a portion of this payment. There can be no assurances as to the outcome of these discussions.

   Our joint venture agreements with Bell Atlantic Mobile and GTE (both now part of Verizon Communications) provide that, upon dissolution of either venture, Verizon Communications will receive (1) the shares of our common stock contributed to the venture and (2) a payment equal to a percentage of the fair market value (at the dissolution date) of the venture's other net assets. As of December 31, 2001, such percentages would be approximately 24.1% for the Bell Atlantic Mobile venture and 11.0% for the GTE venture. The 24.1% payment for the Bell Atlantic Mobile venture could be paid either in cash or shares of our common stock, at our election. The 11.0% payment for the GTE venture could only be paid in cash. A dissolution of either venture may be triggered (1) by Verizon Communications at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary). Our joint venture with Bell Atlantic Mobile was formed on March 31, 1999, and our joint venture with GTE was formed on January 31, 2000. See "Item 1. Business--The Company--Overview".

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

   We have designated CCUK, Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                                           December 31, 2001
                                          ----------------------------------------------------
                                            Company
                                              and
                                           Restricted  Unrestricted Consolidation Consolidated
                                          Subsidiaries Subsidiaries Eliminations     Total
                                          ------------ ------------ ------------- ------------
                                                       (In thousands of dollars)
Cash and cash equivalents................  $  233,027   $  571,575   $        --   $  804,602
Other current assets.....................     291,976      119,483            --      411,459
Property and equipment, net..............   3,354,557    1,490,355            --    4,844,912
Investments..............................     128,500           --            --      128,500
Investments in Unrestricted Subsidiaries.   2,079,694           --    (2,079,694)          --
Goodwill and other intangible assets, net     178,540      872,891            --    1,051,431
Other assets, net........................     117,277       17,277            --      134,554

                                           ----------   ----------   -----------   ----------
                                           $6,383,571   $3,071,581   $(2,079,694)  $7,375,458

                                           ==========   ==========   ===========   ==========
Current liabilities......................  $  239,039   $  172,414   $        --   $  411,453
Long-term debt, less current maturities..   2,773,646      620,365            --    3,394,011
Other liabilities........................      34,564      122,985            --      157,549
Minority interests.......................      92,813       76,123            --      168,936
Redeemable preferred stock...............     878,861           --            --      878,861
Stockholders' equity.....................   2,364,648    2,079,694    (2,079,694)   2,364,648

                                           ----------   ----------   -----------   ----------
                                           $6,383,571   $3,071,581   $(2,079,694)  $7,375,458

                                           ==========   ==========   ===========   ==========

                                     Three Months Ended December 31, 2001       Year Ended December 31, 2001
                                    -------------------------------------  -------------------------------------
                                      Company                                Company
                                        and                                    and
                                     Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                                    Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                                    ------------ ------------ ------------ ------------ ------------ ------------
                                                              (In thousands of dollars)
Net revenues.......................   $142,934     $ 95,252    $ 238,186    $ 543,777     $355,174    $ 898,951
Costs of operations
 (exclusive of depreciation
 and amortization).................     74,535       47,300      121,835      288,705      178,528      467,233
General and administrative.........     20,958        3,763       24,721       83,005       19,534      102,539
Corporate development..............      1,945          502        2,447       10,502        1,835       12,337
Restructuring charges..............        164           --          164       16,608        2,808       19,416
Asset write-down charges...........        799        8,113        8,912       12,257       12,665       24,922
Non-cash general and administrative
 compensation charges..............        872          516        1,388        3,488        2,624        6,112
Depreciation and amortization......     61,522       39,597      101,119      190,761      137,730      328,491

                                      --------     --------    ---------    ---------     --------    ---------
Operating income (loss)............    (17,861)      (4,539)     (22,400)     (61,549)        (550)     (62,099)
Interest and other income
 (expense).........................     (5,726)       8,100        2,374       (2,333)      10,881        8,548
Interest expense and
 amortization of deferred
 financing costs...................    (67,454)     (11,069)     (78,523)    (250,115)     (47,329)    (297,444)
Provision for income taxes.........       (465)      (4,226)      (4,691)        (465)     (16,013)     (16,478)
Minority interests.................        430         (239)         191        2,833       (1,527)       1,306

                                      --------     --------    ---------    ---------     --------    ---------
Net loss...........................   $(91,076)    $(11,973)   $(103,049)   $(311,629)    $(54,538)   $(366,167)

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

                                                                                1997 and    1999, 2000
                                                                                  1998       and 2001
                                                                               Securities   Securities
                                                                               ----------   ----------
                                                                               (In thousands of dollars)
Tower Cash Flow, for the three months ended December 31, 2001................. $  44,603    $  44,603

                                                                               =========    =========
Consolidated Cash Flow, for the twelve months ended December 31, 2001......... $ 161,565    $ 172,067
Less: Tower Cash Flow, for the twelve months ended December 31, 2001..........  (152,188)    (152,188)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2001   178,412      178,412

                                                                               ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2001 $ 187,789    $ 198,291

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

Restructuring Charges and Asset Write-Down Charges

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we reduced our global staff by approximately 312 full-time employees, closed five offices in the United States and closed our development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, we recorded non-recurring cash charges of approximately $19.4 million during 2001 related to employee severance payments ($13.9 million) and costs of office closures ($5.5 million).



   We have recorded asset write-down charges of $24.9 million during 2001 in connection with the restructuring of our business announced in July 2001. Such non-cash charges related to the write-down of certain inventories ($11.9 million), property and equipment ($8.5 million), and other assets ($4.5 million) that were deemed to have no value as a result of the restructuring.



   In March 2002, we announced that we plan to record a non-recurring restructuring charge estimated to be between approximately $7.0 million and $13.0 million with respect to staff redundancies and the disposition of certain service lines in connection with our U.K. operations. We expect the charge to be reflected in our results of operations for 2002. We are also undertaking a review of our construction in process, which may result in certain open projects being abandoned in 2002. A non-cash charge would be recorded in 2002 for the write-down of any such abandoned projects. The total amount of construction in process being reviewed is approximately $38 million.


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

Item 8. Financial Statements and Supplementary Data

               Crown Castle International Corp. and Subsidiaries
                  Index to Consolidated Financial Statements


                                                                                                      Page
                                                                                                      ----
Report of KPMG LLP, Independent Auditors.............................................................  26
Consolidated Balance Sheet as of December 31, 2000 and 2001..........................................  27
Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2001............................................................................  28
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31,
  2001...............................................................................................  29
Consolidated Statement of Stockholders' Equity for each of the three years in the period ended
  December 31, 2001..................................................................................  30
Notes to Consolidated Financial Statements...........................................................  31

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

                                          KPMG LLP

Houston, Texas
February 28, 2002

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                (In thousands of dollars, except share amounts)

                                                                                           December 31,
                                                                                      ----------------------
                                                                                         2000        2001
                                                                                      ----------  ----------
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................... $  453,833  $  804,602
   Receivables:
       Trade, net of allowance for doubtful accounts of $18,722 and $24,785 at
         December 31, 2000 and 2001, respectively....................................    168,184     188,496
       Other.........................................................................      4,942       2,364
   Short-term investments............................................................     38,000      72,963
   Inventories.......................................................................     40,684     102,771
   Prepaid expenses and other current assets.........................................     28,535      44,865

                                                                                      ----------  ----------
          Total current assets.......................................................    734,178   1,216,061
Property and equipment, net..........................................................  4,303,037   4,844,912
Investments..........................................................................    137,000     128,500
Goodwill and other intangible assets, net of accumulated amortization of $101,085
  and $163,934 at December 31, 2000 and 2001, respectively...........................  1,112,876   1,051,431
Deferred financing costs and other assets, net of accumulated amortization of $10,733
  and $21,376 at December 31, 2000 and 2001, respectively............................    114,794     134,554

                                                                                      ----------  ----------
                                                                                      $6,401,885  $7,375,458

                                                                                      ==========  ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................. $  100,766  $  104,149
   Accrued interest..................................................................     47,604      60,081
   Accrued compensation and related benefits.........................................     11,901      13,553
   Deferred rental revenues and other accrued liabilities............................    126,649     204,584
   Long-term debt, current maturities................................................         --      29,086

                                                                                      ----------  ----------
          Total current liabilities..................................................    286,920     411,453
Long-term debt, less current maturities..............................................  2,602,687   3,394,011
Other liabilities....................................................................     93,354     157,549

                                                                                      ----------  ----------
          Total liabilities..........................................................  2,982,961   3,963,013

                                                                                      ----------  ----------
Commitments and contingencies (Note 11)..............................................
Minority interests...................................................................    155,344     168,936
Redeemable preferred stock...........................................................    842,718     878,861
Stockholders' equity:
   Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
     December 31, 2000--198,912,094 and December 31, 2001--218,804,363...............      1,989       2,188
   Additional paid-in capital........................................................  2,894,095   3,301,023
   Accumulated other comprehensive loss..............................................    (25,100)    (43,246)
   Accumulated deficit...............................................................   (450,122)   (895,317)

                                                                                      ----------  ----------
          Total stockholders' equity.................................................  2,420,862   2,364,648

                                                                                      ----------  ----------
                                                                                      $6,401,885  $7,375,458

                                                                                      ==========  ==========


                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

              (In thousands of dollars, except per share amounts)

                                                                                                Years Ended December 31,
                                                                                            -------------------------------
                                                                                               1999       2000       2001
                                                                                            ---------  ---------  ---------
Net revenues:
   Site rental and broadcast transmission.................................................. $ 267,894  $ 446,039  $ 575,961
   Network services and other..............................................................    77,865    203,126    322,990

                                                                                            ---------  ---------  ---------
                                                                                              345,759    649,165    898,951

                                                                                            ---------  ---------  ---------
Operating expenses:
   Costs of operations (exclusive of depreciation and amortization):
      Site rental and broadcast transmission...............................................   114,436    194,424    238,748
      Network services and other...........................................................    42,312    120,176    228,485
   General and administrative..............................................................    43,823     76,944    102,539
   Corporate development...................................................................     5,403     10,489     12,337
   Restructuring charges...................................................................     5,645         --     19,416
   Asset write-down charges................................................................        --         --     24,922
   Non-cash general and administrative compensation charges................................     2,173      3,127      6,112
   Depreciation and amortization...........................................................   130,106    238,796    328,491

                                                                                            ---------  ---------  ---------
                                                                                              343,898    643,956    961,050

                                                                                            ---------  ---------  ---------
Operating income (loss)....................................................................     1,861      5,209    (62,099)
Other income (expense):
   Interest and other income (expense).....................................................    17,731     33,761      8,548
   Interest expense and amortization of deferred financing costs...........................  (110,908)  (241,294)  (297,444)

                                                                                            ---------  ---------  ---------
Loss before income taxes, minority interests, extraordinary item and
 cumulative effect of change in accounting principle.......................................   (91,316)  (202,324)  (350,995)
Provision for income taxes.................................................................      (275)      (246)   (16,478)
Minority interests.........................................................................    (2,756)      (721)     1,306

                                                                                            ---------  ---------  ---------
Loss before extraordinary item and cumulative effect of change in accounting principle.....   (94,347)  (203,291)  (366,167)
Extraordinary item--loss on early extinguishment of debt...................................        --     (1,495)        --
Cumulative effect of change in accounting principle for costs of start-up activities.......    (2,414)        --         --

                                                                                            ---------  ---------  ---------
Net loss...................................................................................   (96,761)  (204,786)  (366,167)
Dividends on preferred stock...............................................................   (28,881)   (59,469)   (79,028)

                                                                                            ---------  ---------  ---------
Net loss after deduction of dividends on preferred stock................................... $(125,642) $(264,255) $(445,195)

                                                                                            =========  =========  =========
Net loss................................................................................... $ (96,761) $(204,786) $(366,167)
Other comprehensive income (loss):
   Foreign currency translation adjustments................................................    (4,703)   (22,087)   (10,154)
   Derivative instruments:
      Net change in fair value of cash flow hedging instruments............................        --         --    (10,336)
      Amounts reclassified into results of operations......................................        --         --      2,166

                                                                                            ---------  ---------  ---------
Comprehensive loss before cumulative effect of change in accounting principle..............  (101,464)  (226,873)  (384,491)
Cumulative effect of change in accounting principle for derivative financial instruments...        --         --        178

                                                                                            ---------  ---------  ---------
Comprehensive loss......................................................................... $(101,464) $(226,873) $(384,313)

                                                                                            =========  =========  =========
Per common share--basic and diluted:
   Loss before extraordinary item and cumulative effect of change in accounting principle.. $   (0.94) $   (1.47) $   (2.08)
   Extraordinary item......................................................................        --      (0.01)        --
   Cumulative effect of change in accounting principle.....................................     (0.02)        --         --

                                                                                            ---------  ---------  ---------
   Net loss................................................................................ $   (0.96) $   (1.48) $   (2.08)

                                                                                            =========  =========  =========
Common shares outstanding--basic and diluted (in thousands)................................   131,466    178,588    214,246

                                                                                            =========  =========  =========


                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                           (In thousands of dollars)

                                                                                        Years Ended December 31,
                                                                                  ------------------------------------
                                                                                      1999         2000        2001
                                                                                  -----------  -----------  ----------
Cash flows from operating activities:
  Net loss....................................................................... $   (96,761) $  (204,786) $ (366,167)
  Adjustments to reconcile net loss to net cash provided by operating activities:...................................................................
    Depreciation and amortization................................................     130,106      238,796     328,491
    Amortization of deferred financing costs and discounts on long-term debt.....      49,937       81,003      91,753
    Asset write-down charges.....................................................          --           --      24,922
    Non-cash general and administrative compensation charges.....................       2,173        3,127       6,112
    Minority interests...........................................................       2,756          721      (1,306)
    Extraordinary loss on early extinguishment of debt...........................          --        1,495          --
    Cumulative effect of change in accounting principle..........................       2,414           --          --
    Changes in assets and liabilities, excluding the effects of acquisitions:....
     Increase in deferred rental revenues and other liabilities..................      75,277      143,999     140,649
     Increase in accrued interest................................................       5,518       26,803      12,668
     Increase in accounts payable................................................         889       55,466       4,175
     Increase in inventories, prepaid expenses and other assets..................     (36,788)     (89,110)    (88,681)
     Increase in receivables.....................................................     (42,913)     (92,019)    (20,686)

                                                                                  -----------  -----------  ----------
       Net cash provided by operating activities.................................      92,608      165,495     131,930

                                                                                  -----------  -----------  ----------
Cash flows from investing activities:
  Maturities of investments......................................................          --           --     311,000
  Capital expenditures...........................................................    (293,801)    (636,506)   (683,102)
  Purchases of investments.......................................................          --     (175,000)   (337,463)
  Acquisitions of businesses and assets, net of cash acquired....................  (1,208,466)  (1,143,682)   (155,651)
  Investments in affiliates and other............................................      (6,879)      (2,499)    (29,920)

                                                                                  -----------  -----------  ----------
       Net cash used for investing activities....................................  (1,509,146)  (1,957,687)   (895,136)

                                                                                  -----------  -----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.......................................     757,206    1,015,020     450,000
  Proceeds from issuance of capital stock........................................     805,771      743,290     358,207
  Net borrowings under revolving credit agreements...............................     136,993       78,000     296,829
  Proceeds from issuance of subsidiary stock to minority shareholder.............          --           --      16,434
  Incurrence of financing costs..................................................     (28,330)     (47,219)    (12,161)
  Principal payments on long-term debt...........................................          --      (82,000)         --
  Dividends on preferred stock...................................................      (1,238)          --          --

                                                                                  -----------  -----------  ----------
       Net cash provided by financing activities.................................   1,670,402    1,707,091   1,109,309

                                                                                  -----------  -----------  ----------
Effect of exchange rate changes on cash..........................................        (986)     (10,394)      4,666

                                                                                  -----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents.............................     252,878      (95,495)    350,769
Cash and cash equivalents at beginning of year...................................     296,450      549,328     453,833

                                                                                  -----------  -----------  ----------
Cash and cash equivalents at end of year......................................... $   549,328  $   453,833  $  804,602

                                                                                  ===========  ===========  ==========
Supplementary schedule of non-cash investing and financing activities:
  Amounts recorded in connection with acquisitions (see Note 2):
    Fair value of net assets acquired, including goodwill and other intangible assets...................................................................... $ 1,750,506  $ 2,005,935  $  157,458
    Escrow deposits for acquisitions.............................................      50,000      (50,000)         --
    Issuance of common stock.....................................................     397,710      707,389       1,807
    Minority interests...........................................................      14,330      104,864          --
    Issuance of long-term debt...................................................     180,000           --          --
Supplemental disclosure of cash flow information:
  Interest paid.................................................................. $    54,514  $   128,996  $  194,927
  Income taxes paid..............................................................         301          257         492


                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (In thousands of dollars, except share amounts)





                                                                                        Class A Common
                                                                      Common Stock           Stock
                                                                   ------------------ ------------------  Additional
                                                                               ($.01               ($.01   Paid-In
                                                                     Shares    Par)      Shares    Par)    Capital
                                                                   ----------- ------ -----------  -----  ----------
Balance, January 1, 1999..........................................  83,123,873 $  831  11,340,000  $ 113  $  795,153
   Issuances of capital stock and warrants........................  62,951,032    630          --     --   1,007,947
   Non-cash general and administrative compensation
   charges........................................................          --     --          --     --       1,953
   Foreign currency translation adjustments.......................          --     --          --     --          --
   Dividends on preferred stock...................................          --     --          --     --          --
   Net loss.......................................................          --     --          --     --          --

                                                                   ----------- ------ -----------  -----  ----------
Balance, December 31, 1999........................................ 146,074,905  1,461  11,340,000    113   1,805,053
   Conversion of Class A Common Stock to Common Stock.............  11,340,000    113 (11,340,000)  (113)         --
   Issuances of capital stock.....................................  40,636,221    406          --     --   1,061,861
   Non-cash general and administrative compensation
   charges........................................................          --     --          --     --       2,248
   Foreign currency translation adjustments.......................          --     --          --     --          --
   Dividends on preferred stock...................................     860,968      9          --     --      24,933
   Net loss.......................................................          --     --          --     --          --

                                                                   ----------- ------ -----------  -----  ----------
Balance, December 31, 2000........................................ 198,912,094  1,989          --     --   2,894,095
   Issuances of capital stock.....................................  16,710,505    167          --     --     359,847
   Non-cash general and administrative compensation
   charges........................................................          --     --          --     --       4,228
   Foreign currency translation adjustments.......................          --     --          --     --          --
   Derivative instruments:
      Net change in fair value of cash flow hedging
       instruments................................................          --     --          --     --          --
     Amounts reclassified into results of operations..............          --     --          --     --          --
      Cumulative effect of change in accounting principle for
       derivative financial instruments...........................          --     --          --     --          --
   Dividends on preferred stock...................................   3,181,764     32          --     --      42,853
   Net loss.......................................................          --     --          --     --          --

                                                                   ----------- ------ -----------  -----  ----------
Balance, December 31, 2001........................................ 218,804,363 $2,188          --  $  --  $3,301,023

                                                                   =========== ====== ===========  =====  ==========

                                                                      Accumulated Other
                                                                    Comprehensive Income
                                                                           (Loss)
                                                                   ----------------------

                                                                     Foreign
                                                                    Currency
                                                                   Translation Derivative  Accumulated
                                                                   Adjustments Instruments   Deficit      Total
                                                                   ----------- ----------- ----------- ----------
Balance, January 1, 1999..........................................  $  1,690    $     --    $ (60,225) $  737,562
   Issuances of capital stock and warrants........................        --          --           --   1,008,577
   Non-cash general and administrative compensation
   charges........................................................        --          --           --       1,953
   Foreign currency translation adjustments.......................    (4,703)         --           --      (4,703)
   Dividends on preferred stock...................................        --          --      (28,881)    (28,881)
   Net loss.......................................................        --          --      (96,761)    (96,761)

                                                                    --------    --------    ---------  ----------
Balance, December 31, 1999........................................    (3,013)         --     (185,867)  1,617,747
   Conversion of Class A Common Stock to Common Stock.............        --          --           --          --
   Issuances of capital stock.....................................        --          --           --   1,062,267
   Non-cash general and administrative compensation
   charges........................................................        --          --           --       2,248
   Foreign currency translation adjustments.......................   (22,087)         --           --     (22,087)
   Dividends on preferred stock...................................        --          --      (59,469)    (34,527)
   Net loss.......................................................        --          --     (204,786)   (204,786)

                                                                    --------    --------    ---------  ----------
Balance, December 31, 2000........................................   (25,100)         --     (450,122)  2,420,862
   Issuances of capital stock.....................................        --          --           --     360,014
   Non-cash general and administrative compensation
   charges........................................................        --          --           --       4,228
   Foreign currency translation adjustments.......................   (10,154)         --           --     (10,154)
   Derivative instruments:
      Net change in fair value of cash flow hedging
       instruments................................................        --     (10,336)          --     (10,336)
     Amounts reclassified into results of operations..............        --       2,166           --       2,166
      Cumulative effect of change in accounting principle for
       derivative financial instruments...........................        --         178           --         178
   Dividends on preferred stock...................................        --          --      (79,028)    (36,143)
   Net loss.......................................................        --          --     (366,167)   (366,167)

                                                                    --------    --------    ---------  ----------
Balance, December 31, 2001........................................  $(35,254)   $ (7,992)   $(895,317) $2,364,648

                                                                    ========    ========    =========  ==========

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                            Years Ended December 31,
                                                                        -------------------------------
                                                                           1999       2000       2001
                                                                        ---------  ---------  ---------
                                                                           (In thousands of dollars,
                                                                           except per share amounts)
Loss before extraordinary item and cumulative effect of change in accounting principle................................................. $ (94,347) $(203,291) $(366,167)
Dividends on preferred stock...........................................   (28,881)   (59,469)   (79,028)
                                                                        ---------  ---------  ---------
Loss before extraordinary item and cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations.........................................................  (123,228)  (262,760)  (445,195)
Extraordinary item.....................................................        --     (1,495)        --
Cumulative effect of change in accounting principle....................    (2,414)        --         --

                                                                        ---------  ---------  ---------
Net loss applicable to common stock for basic and diluted computations. $(125,642) $(264,255) $(445,195)
                                                                        =========  =========  =========
Weighted-average number of common shares outstanding during the period
  for basic and diluted computations (in thousands)....................   131,466    178,588    214,246
                                                                        =========  =========  =========
Per common share--basic and diluted:...................................
   Loss before extraordinary item and cumulative effect of change in
     accounting principle.............................................. $   (0.94) $   (1.47) $   (2.08)
   Extraordinary item..................................................        --      (0.01)        --
   Cumulative effect of change in accounting principle.................     (0.02)        --         --
                                                                        ---------  ---------  ---------
   Net loss............................................................ $   (0.96) $   (1.48) $   (2.08)
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

                                          December 31, 2000         December 31, 2001
                                      ------------------------  ------------------------
                                        Carrying      Fair        Carrying      Fair
                                         Amount       Value        Amount       Value
                                      -----------  -----------  -----------  -----------
                                                   (In thousands of dollars)
Cash and cash equivalents............
                                      $   453,833  $   453,833  $   804,602  $   804,602
Short-term investments (to be held to
  maturity)..........................      38,000       38,015       72,963       73,224
Investments (to be held to maturity).     137,000      137,141      128,500      128,664
Long-term debt.......................  (2,602,687)  (2,593,615)  (3,423,097)  (3,236,191)
Interest rate swap agreements, net...          --          178       (7,992)      (7,992)

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

   Agreement with Bell Atlantic Mobile ("BAM")

   On December 8, 1998, the Company entered into an agreement with BAM (now part of Verizon Communications) to form a joint venture ("Crown Atlantic") to own and operate a significant majority of BAM's

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES towers. Upon formation of Crown Atlantic on March 31, 1999, (1) the Company contributed to Crown Atlantic $250,000,000 in cash and 15,597,783 shares of its common stock in exchange for a 61.5% ownership interest in Crown Atlantic, (2) Crown Atlantic borrowed $180,000,000 under a committed $250,000,000 revolving credit facility (see Note 4); and (3) BAM contributed to Crown Atlantic approximately 1,458 towers in exchange for a cash distribution of $380,000,000 from Crown Atlantic and a 38.5% ownership interest in Crown Atlantic. In addition to the towers originally contributed to Crown Atlantic by BAM, the Company and BAM agreed that certain additional towers owned by BAM (the "Frontier towers") could be contributed to Crown Atlantic. In August and October 2000, BAM contributed 215 of the Frontier towers in exchange for additional ownership interests in Crown Atlantic. Upon dissolution of Crown Atlantic, BAM will receive (1) the shares of the Company's common stock contributed to Crown Atlantic and (2) a payment (either in cash or in shares of the Company's common stock, at the Company's election) equal to approximately 24.1% of the fair market value (at the dissolution date) of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The Company has accounted for its investment in Crown Atlantic as an acquisition using the purchase method, and has included Crown Atlantic's results of operations and cash flows in the Company's consolidated financial statements for periods subsequent to formation. The Company recognized goodwill of approximately $64,163,000 in connection with this acquisition.


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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3. Property and Equipment

   The major classes of property and equipment are as follows:


                                                                       December 31,
                                                      Estimated   ------------------------
                                                     Useful Lives    2000         2001
                                                     ------------ ----------   ----------
                                                                  (In thousands of dollars)
Land and buildings..................................  0-50 years  $  141,791   $  168,252
Telecommunications towers and broadcast transmission
  equipment.........................................  5-20 years   4,404,443    5,182,050
Transportation and other equipment..................  3-10 years      23,775       12,378
Office furniture and equipment......................   3-7 years      38,548       49,069
                                                                  ----------   ----------
                                                                   4,608,557    5,411,749
Less: accumulated depreciation......................                (305,520)    (566,837)
                                                                  ----------   ----------
                                                                  $4,303,037   $4,844,912
                                                                  ==========   ==========

   Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $96,556,000, $190,610,000 and $265,395,000 respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $204,855,000 and $406,607,000 at December 31, 2000 and 2001, respectively.
At December 31, 2001, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2002--$564,980,000; 2003--$542,559,000; 2004--$525,192,000; 2005--$489,547,000; 2006--$440,528,000;
thereafter--$988,376,000.

4. Long-term Debt

   Long-term debt consists of the following:


                                                              December 31,
                                                         ------------------------
                                                            2000         2001
                                                          ----------  ----------
                                                         (In thousands of dollars)
 2000 Credit Facility................................... $  500,000   $  700,000
 CCUK Credit Facility...................................    138,932      172,050
 Crown Atlantic Credit Facility.........................    239,000      300,000
 9% Guaranteed Bonds due 2007...........................    181,820      177,401
 10 5/8% Senior Discount Notes due 2007, net of discount    206,768      229,321
 10 3/8% Senior Discount Notes due 2011, net of discount    355,482      393,320
 9% Senior Notes due 2011...............................    180,000      180,000
 11 1/4% Senior Discount Notes due 2011, net of discount    175,685      196,005
 9 1/2% Senior Notes due 2011...........................    125,000      125,000
 10 3/4% Senior Notes due 2011..........................    500,000      500,000
 9 3/8% Senior Notes due 2011...........................         --      450,000
                                                          ----------  ----------
                                                          2,602,687    3,423,097
 Less: current maturities...............................         --      (29,086)
                                                          ----------  ----------
                                                         $2,602,687   $3,394,011
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company has designated CCUK, Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for
(1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                           December 31, 2001
                                          ----------------------------------------------------
                                          Company and
                                           Restricted  Unrestricted Consolidation Consolidated
                                          Subsidiaries Subsidiaries Eliminations     Total
                                          ------------ ------------ ------------- ------------
                                                       (In thousands of dollars)
Cash and cash equivalents................  $  233,027   $  571,575   $        --   $  804,602
Other current assets.....................     291,976      119,483            --      411,459
Property and equipment, net..............   3,354,557    1,490,355            --    4,844,912
Investments..............................     128,500           --            --      128,500
Investments in Unrestricted Subsidiaries.   2,079,694           --    (2,079,694)          --
Goodwill and other intangible assets, net     178,540      872,891            --    1,051,431
Other assets, net........................     117,277       17,277            --      134,554
                                           ----------   ----------   -----------   ----------
                                           $6,383,571   $3,071,581   $(2,079,694)  $7,375,458
                                           ==========   ==========   ===========   ==========
Current liabilities......................  $  239,039   $  172,414   $        --   $  411,453
Long-term debt, less current maturities..   2,773,646      620,365            --    3,394,011
Other liabilities........................      34,564      122,985            --      157,549
Minority interests.......................      92,813       76,123            --      168,936
Redeemable preferred stock...............     878,861           --            --      878,861
Stockholders' equity.....................   2,364,648    2,079,694    (2,079,694)   2,364,648
                                           ----------   ----------   -----------   ----------
                                           $6,383,571   $3,071,581   $(2,079,694)  $7,375,458
                                           ==========   ==========   ===========   ==========

                                Three Months Ended December 31, 2001
                                            (Unaudited)                    Year Ended December 31, 2001
                               -------------------------------------  -------------------------------------
                               Company and                            Company and
                                Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                               Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                               ------------ ------------ ------------ ------------ ------------ ------------
                                                         (In thousands of dollars)
Net revenues..................   $142,934     $ 95,252    $ 238,186    $ 543,777     $355,174    $ 898,951
Costs of operations (exclusive
  of depreciation and
  amortization)...............     74,535       47,300      121,835      288,705      178,528      467,233
General and administrative....     20,958        3,763       24,721       83,005       19,534      102,539
Corporate development.........      1,945          502        2,447       10,502        1,835       12,337
Restructuring charges.........        164           --          164       16,608        2,808       19,416
Asset write-down charges......        799        8,113        8,912       12,257       12,665       24,922
Non-cash general and
  administrative compensation
  charges.....................        872          516        1,388        3,488        2,624        6,112
Depreciation and
  amortization................     61,522       39,597      101,119      190,761      137,730      328,491
                                 --------     --------    ---------    ---------     --------    ---------
Operating income (loss).......    (17,861)      (4,539)     (22,400)     (61,549)        (550)     (62,099)
Interest and other income
  (expense)...................     (5,726)       8,100        2,374       (2,333)      10,881        8,548
Interest expense and
  amortization of deferred
  financing costs.............    (67,454)     (11,069)     (78,523)    (250,115)     (47,329)    (297,444)
Provision for income taxes....       (465)      (4,226)      (4,691)        (465)     (16,013)     (16,478)
Minority interests............        430         (239)         191        2,833       (1,527)       1,306
                                 --------     --------    ---------    ---------     --------    ---------
Net loss......................   $(91,076)    $(11,973)   $(103,049)   $(311,629)    $(54,538)   $(366,167)
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

                                                                                1997 and    1999, 2000
                                                                                  1998       and 2001
                                                                               Securities   Securities
                                                                               ----------   ----------
                                                                               (In thousands of dollars)
                                                                                    (Unaudited)
Tower Cash Flow, for the three months ended December 31, 2001................. $  44,603    $  44,603
                                                                               =========    =========
Consolidated Cash Flow, for the twelve months ended December 31, 2001......... $ 161,565    $ 172,067
Less: Tower Cash Flow, for the twelve months ended December 31, 2001..........  (152,188)    (152,188)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2001   178,412      178,412
                                                                               ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2001 $ 187,789    $ 198,291
                                                                               =========    =========

   Maturities

   Scheduled maturities of long-term debt outstanding at December 31, 2001 are as follows: years ending December 31, 2002--$29,086,000; 2003--$43,336,000;
2004--$134,711,000; 2005--$200,336,000; 2006--$282,081,000;
thereafter--$2,930,288,000.

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

5. Income Taxes

   Income (loss) before income taxes, minority interests, extraordinary item and cumulative effect of change in accounting principle by geographic area is as follows:

                                                  Years Ended December 31,
                                               ------------------------------
                                                 1999       2000       2001
                                               --------  ---------  ---------
                                                  (In thousands of dollars)
 Domestic..................................... $(93,578) $(186,551) $(275,329)
 Foreign......................................    2,262    (15,773)   (75,666)
                                               --------  ---------  ---------
                                               $(91,316) $(202,324) $(350,995)
                                               ========  =========  =========

   The provision for income taxes consists of the following:

                                                  Years Ended December 31,
                                                  -------------------------
                                                    1999     2000    2001
                                                  -------- -------- -------
                                                  (In thousands of dollars)
    Current:
       State..................................... $     55 $    225 $    33
       Foreign...................................      220       21     459
                                                  -------- -------- -------
                                                       275      246     492
                                                  -------- -------- -------
    Deferred:
       Foreign...................................       --       --  15,986
                                                  -------- -------- -------
                                                  $    275 $    246 $16,478
                                                  ======== ======== =======

   A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

                                                  Years Ended December 31,
                                               ------------------------------
                                                 1999       2000       2001
                                               --------  ---------  ---------
                                                  (In thousands of dollars)
 Benefit for income taxes at statutory rate... $(31,047) $ (71,337) $(122,849)
 Amortization of intangible assets............    7,321     12,808     15,606
 Depreciation on basis differences in joint
   ventures...................................    1,012      1,131      1,116
 Stock-based compensation.....................      477        468        973
 Expenses for which no federal tax benefit
   was recognized.............................      186        238        115
 State taxes, net of federal tax benefit......       36        146         21
 Losses for which no tax benefit was
   recognized.................................   22,265     55,190    118,628
 Other........................................       25      1,602      2,868
                                               --------  ---------  ---------
                                               $    275  $     246  $  16,478
                                               ========  =========  =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The components of the net deferred income tax assets and liabilities are as follows:

                                                        December 31,
                                                    ------------------------
                                                       2000         2001
                                                     ---------    ---------
                                                    (In thousands of dollars)
       Deferred income tax liabilities:
          Property and equipment................... $  49,767    $ 124,723
          Basis differences in joint ventures......       222        4,548
          Other....................................        66           54
                                                     ---------    ---------
              Total deferred income tax
                liabilities........................    50,055      129,325
                                                     ---------    ---------
       Deferred income tax assets:
          Net operating loss carryforwards.........   138,877      324,220
          Foreign losses...........................     4,096       12,163
          Receivables allowance....................     5,932        6,280
          Accrued liabilities......................       472        5,145
          Intangible assets........................       692        3,233
          Puerto Rico losses.......................       147          408
          Noncompete agreement.....................       193          164
          Other....................................        54          663
          Valuation allowances.....................  (100,408)    (238,937)
                                                     ---------    ---------
              Total deferred income tax
                assets, net........................    50,055      113,339
                                                     ---------    ---------
       Net deferred income tax liabilities......... $      --    $  15,986
                                                     =========    =========

   Valuation allowances of $100,408,000 and $238,937,000 were recognized to offset net deferred income tax assets as of December 31, 2000 and 2001, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company's consolidated financial statements:

             Consolidated statement of operations.... $214,507,000
             Additional paid-in capital..............   24,430,000
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

7. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                                                     December 31,
                                                                                   -------------------------
                                                                                     2000         2001
                                                                                     --------     --------
                                                                                   (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued:
   December 31, 2000--257,067 and December 31, 2001--291,444 (stated at
     mandatory redemption and aggregate liquidation value)........................ $258,433     $292,992
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
   200,000 (stated net of unamortized value of warrants; mandatory redemption and
     aggregate liquidation value of $200,000).....................................  195,383      195,793
6.25% Convertible Preferred Stock; shares issued:
   8,050,000 (stated net of unamortized issuance costs; mandatory redemption and
     aggregate liquidation value of $402,500).....................................  388,902      390,076
                                                                                     --------     --------
                                                                                   $842,718     $878,861
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 1999, 2000 and 2001:

                                                 1999                   2000                   2001
                                         ---------------------  ---------------------  ---------------------
                                                      Weighted-              Weighted-              Weighted-
                                                       Average                Average                Average
                                          Number of   Exercise   Number of   Exercise   Number of   Exercise
                                           Shares       Price     Shares       Price     Shares       Price
                                         ----------   --------- ----------   --------- ----------   ---------

Options outstanding at beginning of year 16,585,197    $ 7.06   19,226,076    $ 9.89   21,183,816    $14.50
Options granted.........................  4,661,649     18.68    4,878,783     28.48    7,269,509     14.76
Options exercised....................... (1,482,066)     5.82   (2,540,569)     5.16   (3,200,901)     5.14
Options forfeited.......................   (538,704)     9.17     (380,474)    22.62   (1,379,087)    21.29
                                         ----------             ----------             ----------
Options outstanding at end of year...... 19,226,076      9.89   21,183,816     14.50   23,873,337     15.45
                                         ==========             ==========             ==========
Options exercisable at end of year...... 11,590,217      8.14   13,692,081     10.21   13,569,588     14.06
                                         ==========             ==========             ==========

   A summary of options outstanding as of December 31, 2001 is as follows:

                                           Weighted-
                                            Average
                               Number of   Remaining   Number of
                                Options   Contractual   Options
              Exercise Prices Outstanding    Life     Exercisable
              --------------- ----------- ----------- -----------
              $-0-to $1.60...    227,252   4.2 years     211,194
              2.31 to 3.90...  1,089,686   5.1 years   1,089,686
              4.01 to 5.97...    613,314   4.4 years     613,314
              7.50 to 7.77...  3,660,250   6.4 years   3,253,981
              8.50 to 10.00..  4,148,100   9.8 years          --
              10.04 to 12.50.    459,500   8.5 years     163,500
              13.00..........  2,725,000   6.7 years   2,725,000
              13.40 to 17.63.  1,607,500   6.6 years     720,400
              18.00 to 19.99.  1,897,539   7.3 years   1,563,939
              20.06 to 22.56.  1,889,228   7.7 years   1,431,861
              22.69 to 25.63.  2,186,203   8.5 years     495,085
              26.19 to 29.50.  1,539,542   6.2 years     529,480
              29.88 to 31.88.  1,376,547   8.2 years     636,040
              32.09 to 39.75.    453,676   8.3 years     136,108
                              ----------              ----------
                              23,873,337              13,569,588
                              ==========              ==========

   The weighted-average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $6.76, $11.39, and $4.54, respectively.
The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options:

                                    Years Ended December 31,
                                  -----------------------------
                                    1999        2000        2001
                                  ---------   ---------   ---------
          Risk-free interest rate     5.41%       6.37%       4.22%
          Expected life.......... 4.9 years   5.0 years   4.5 years
          Expected volatility....       30%         30%         30%
          Expected dividend yield        0%          0%          0%

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

   Shares Reserved For Issuance

   At December 31, 2001, the Company had the following shares reserved for future issuance:

                 Common Stock:
                    Convertible Preferred Stock... 18,357,114
                    Stock option plans............ 32,589,140
                    Warrants......................  1,639,990
                                                   ----------
                                                   52,586,244
                                                   ==========

9. Employee Benefit Plans

   The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $836,000, $1,951,000 and $3,678,000 for the years ended December 31, 1999, 2000 and 2001, respectively.


   CCUK has a defined benefit plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. A summary of information concerning the plan is as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                             Years Ended
                                                            December 31,
                                                          ----------------
                                                            2000     2001
                                                          -------  -------
                                                          (In thousands of
                                                              dollars)
    Change in projected benefit obligation:
       Projected benefit obligation at beginning of year. $18,169  $21,505
       Service cost......................................   2,835    2,621
       Interest cost.....................................   1,122    1,267
       Participant contributions.........................     940      864
       Actuarial (gain) loss.............................      --    3,327
       Benefit payments..................................    (152)    (101)
       Effect of exchange rate changes...................  (1,409)    (513)
                                                          -------  -------
       Projected benefit obligation at end of year.......  21,505   28,970
                                                          -------  -------
    Change in fair value of plan assets:
       Fair value of plan assets at beginning of year....  22,449   23,599
       Actual return on plan assets......................    (728)  (3,067)
       Employer contributions............................   2,789    2,592
       Participant contributions.........................     940      864
       Benefit payments..................................    (152)    (101)
       Effect of exchange rate changes...................  (1,699)    (647)
                                                          -------  -------
       Fair value of plan assets at end of year..........  23,599   23,240
                                                          -------  -------
    Funded status:
       Funded status at end of year......................   2,094   (5,730)
       Unrecognized actuarial (gain) loss................    (269)   7,911
                                                          -------  -------
       Prepaid pension cost.............................. $ 1,825  $ 2,181
                                                          =======  =======



                                                  Years Ended December 31,
                                                 -------------------------
                                                   1999     2000     2001
                                                 -------  -------  -------
                                                 (In thousands of dollars)
     Components of net periodic pension cost:
        Service cost............................ $ 3,802  $ 3,032  $ 2,808
        Interest cost...........................     906    1,137    1,267
        Expected return on plan assets..........  (1,116)  (1,608)  (1,713)
        Amortization of actuarial (gain) loss...      --      (45)      --
                                                 -------  -------  -------
        Net periodic pension cost............... $ 3,592  $ 2,516  $ 2,362
                                                 =======  =======  =======
     Assumptions used:
        Discount rate...........................    5.00%    6.00%    5.75%
        Expected rate of return on plan assets..    6.00%    7.00%    7.00%
        Rate of increase in compensation levels.    3.50%    4.00%    3.75%

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

11. Commitments and Contingencies

   At December 31, 2001, minimum rental commitments under operating leases are as follows: years ending December 31, 2002--$118,372,000; 2003--$103,836,000;
2004--$95,364,000; 2005--$87,091,000; 2006--$76,078,000;
thereafter--$393,372,000. Rental expense for operating leases was $47,300,000, $92,101,000 and $96,113,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as operating income (loss) plus depreciation and amortization, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Total assets for the Company's operating segments are determined based on the separate consolidated balance sheets for CCUSA, CCAL, CCUK and Crown Atlantic. The results of operations and financial position for CCUK and CCAL reflect appropriate adjustments for their presentation in accordance with generally accepted accounting principles in the United States. The financial results for the Company's operating segments are as follows:



                                                                  Year Ended December 31, 2001
                                               ------------------------------------------------------------------
                                                                                               Corporate
                                                                                     Crown     Office and  Consolidated
                                                  CCUSA       CCAL        CCUK      Atlantic     Other        Total
                                               ----------   --------   ----------   --------   ----------  ------------
                                                                    (In thousands of dollars)
Net revenues:
    Site rental and broadcast
     transmission............................. $  270,113   $ 18,341   $  205,523   $ 81,984   $      --   $  575,961
    Network services and other................    253,674      1,649       32,193     35,474          --      322,990
                                               ----------   --------   ----------   --------   ---------    ----------
                                                  523,787     19,990      237,716    117,458          --      898,951
                                               ----------   --------   ----------   --------   ---------    ----------
Costs of operations (exclusive of depreciation
 and amortization)............................    280,519      8,186      124,329     54,199          --      467,233
General and administrative....................     61,108      6,255       11,365      8,169      15,642      102,539
Corporate development.........................         --         --           48         --      12,289       12,337
                                               ----------   --------   ----------   --------   ---------    ----------
Adjusted EBITDA...............................    182,160      5,549      101,974     55,090     (27,931)     316,842
Restructuring charges.........................      7,142         --        1,839        969       9,466       19,416
Asset write-down charges......................      6,501         --       11,898        767       5,756       24,922
Non-cash general and administrative
 compensation charges.........................      2,127         --        2,624         --       1,361        6,112
Depreciation and amortization.................    177,999     11,091       93,453     44,277       1,671      328,491
                                               ----------   --------   ----------   --------   ---------    ----------
Operating income (loss).......................    (11,609)    (5,542)      (7,840)     9,077     (46,185)     (62,099)
Interest and other income
 (expense)....................................      1,378        403        5,373        309       1,085        8,548
Interest expense and amortization of deferred
 financing costs..............................    (53,293)    (2,442)     (26,678)   (20,651)   (194,380)    (297,444)
Provision for income taxes....................        (33)      (432)     (16,013)        --          --      (16,478)
Minority interests............................       (316)     3,149           --     (1,527)         --        1,306
                                               ----------   --------   ----------   --------   ---------    ----------
Net loss...................................... $  (63,873)  $ (4,864)  $  (45,158)  $(12,792)  $(239,480)  $ (366,167)
                                               ==========   ========   ==========   ========   =========    ==========
Capital expenditures.......................... $  363,825   $  2,283   $  218,971   $ 94,194   $   3,829   $  683,102
                                               ==========   ========   ==========   ========   =========    ==========
Total assets (at year end).................... $3,534,495   $257,492   $1,793,746   $886,126   $ 903,599   $7,375,458
                                               ==========   ========   ==========   ========   =========    ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                  Year Ended December 31, 2000
                                               ------------------------------------------------------------------
                                                                                               Corporate
                                                                                     Crown     Office and  Consolidated
                                                  CCUSA       CCAL        CCUK      Atlantic     Other        Total
                                               ----------   --------   ----------   --------   ----------  ------------
                                                                    (In thousands of dollars)
Net revenues:
    Site rental and broadcast transmission.... $  183,475   $  6,810   $  192,211   $ 63,543   $      --   $  446,039
    Network services and other................    145,694         --       25,463     31,936          33      203,126
                                               ----------   --------   ----------   --------   ---------    ----------
                                                  329,169      6,810      217,674     95,479          33      649,165
                                               ----------   --------   ----------   --------   ---------    ----------
Costs of operations (exclusive of depreciation
 and amortization)............................    159,827      3,578      106,448     44,698          49      314,600
General and administrative....................     49,731      4,444        8,072      8,446       6,251       76,944
Corporate development.........................         --         --          783         --       9,706       10,489
                                               ----------   --------   ----------   --------   ---------    ----------
Adjusted EBITDA...............................    119,611     (1,212)     102,371     42,335     (15,973)     247,132
Non-cash general and administrative
 compensation charges.........................        792         --          974         --       1,361        3,127
Depreciation and amortization.................    121,667      5,219       77,190     33,402       1,318      238,796
                                               ----------   --------   ----------   --------   ---------    ----------
Operating income (loss).......................     (2,848)    (6,431)      24,207      8,933     (18,652)       5,209
Interest and other income (expense)...........      4,183        185          322        914      28,157       33,761
Interest expense and amortization of deferred
 financing costs..............................    (42,981)      (135)     (31,963)   (17,884)   (148,331)    (241,294)
Provision for income taxes....................        (97)        --          (21)      (128)         --         (246)
Minority interests............................        553      3,280       (2,333)    (2,221)         --         (721)
Extraordinary item............................     (1,495)        --           --         --          --       (1,495)
                                               ----------   --------   ----------   --------   ---------    ----------
Net loss...................................... $  (42,685)  $ (3,101)  $   (9,788)  $(10,386)  $(138,826)  $ (204,786)
                                               ==========   ========   ==========   ========   =========    ==========
Capital expenditures.......................... $  422,360   $  1,708   $  102,372   $ 99,127   $  10,939   $  636,506
                                               ==========   ========   ==========   ========   =========    ==========
Total assets (at year end).................... $3,310,475   $151,437   $1,559,558   $822,365   $ 558,050   $6,401,885
                                               ==========   ========   ==========   ========   =========    ==========



                                                                          Year Ended December 31, 1999
                                                              ---------------------------------------------------
                                                                                               Corporate
                                                                                     Crown      Office    Consolidated
                                                                CCUSA      CCUK     Atlantic   and Other     Total
                                                              --------   --------   --------   ---------  ------------
                                                                           (In thousands of dollars)
Net revenues:
    Site rental and broadcast transmission................... $ 58,293   $171,981   $ 37,620   $     --    $ 267,894
    Network services and other...............................   44,413     21,713     10,268      1,471       77,865
                                                              --------   --------   --------   --------    ---------
                                                               102,706    193,694     47,888      1,471      345,759
                                                              --------   --------   --------   --------    ---------
Costs of operations (exclusive of depreciation and
 amortization)...............................................   41,648     93,058     20,953      1,089      156,748
General and administrative...................................   27,988      5,625      5,146      5,064       43,823
Corporate development........................................       --        819         --      4,584        5,403
                                                              --------   --------   --------   --------    ---------
Adjusted EBITDA..............................................   33,070     94,192     21,789     (9,266)     139,785
Restructuring charges........................................    5,645         --         --         --        5,645
Non-cash general and administrative compensation charges.....       67        769         --      1,337        2,173
Depreciation and amortization................................   41,174     63,597     24,155      1,180      130,106
                                                              --------   --------   --------   --------    ---------
Operating income (loss)......................................  (13,816)    29,826     (2,366)   (11,783)       1,861
Interest and other income (expense)..........................     (155)       377      4,577     12,932       17,731
Interest expense and amortization of deferred financing
 costs.......................................................   (4,119)   (28,334)   (12,233)   (66,222)    (110,908)
Provision for income taxes...................................      (56)        --         --       (219)        (275)
Minority interests...........................................       --     (3,835)     1,079         --       (2,756)
Cumulative effect of change in accounting principle for costs
 of start-up activities......................................   (2,014)        --         --       (400)      (2,414)
                                                              --------   --------   --------   --------    ---------
Net loss..................................................... $(20,160)  $ (1,966)  $ (8,943)  $(65,692)   $ (96,761)
                                                              ========   ========   ========   ========    =========
Capital expenditures......................................... $118,961   $150,562   $ 23,287   $    991    $ 293,801
                                                              ========   ========   ========   ========    =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Geographic Information

   A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

                                           Years Ended December 31,
                                          --------------------------
                                            1999       2000       2001
                                          --------   --------   --------
                                          (In thousands of dollars)
      United States...................... $147,679   $419,392   $632,779
      Puerto Rico........................    2,915      5,256      8,466
                                          --------   --------   --------
         Total domestic operations.......  150,594    424,648    641,245
                                          --------   --------   --------
      Australia..........................       --      6,810     19,990
      United Kingdom.....................  193,655    217,570    237,616
      Other foreign countries............    1,510        137        100
                                          --------   --------   --------
         Total for all foreign countries.  195,165    224,517    257,706
                                          --------   --------   --------
                                          $345,759   $649,165   $898,951
                                          ========   ========   ========

   A summary of long-lived assets by country of location is as follows:

                                                     December 31, 2000
                             ------------------------------------------------------------------
                               United                               Other     Total
                             States and               United       Foreign   Foreign     Consolidated
                             Puerto Rico  Australia   Kingdom     Countries Countries       Total
                             -----------  ---------  ----------   --------- ----------   ------------
                                                 (In thousands of dollars)
Property and equipment, net. $3,631,125   $126,584   $  544,376   $   952   $  671,912   $4,303,037
Other long-lived assets, net    474,632     10,141      870,414     9,483      890,038    1,364,670
                             ----------   --------   ----------    -------  ----------    ----------
                             $4,105,757   $136,725   $1,414,790   $10,435   $1,561,950   $5,667,707
                             ==========   ========   ==========    =======  ==========    ==========

                                                     December 31, 2001
                             ------------------------------------------------------------------
                               United                               Other     Total
                             States and               United       Foreign   Foreign     Consolidated
                             Puerto Rico  Australia   Kingdom     Countries Countries       Total
                             -----------  ---------  ----------   --------- ----------   ------------
                                                 (In thousands of dollars)
Property and equipment, net. $3,909,100   $231,261   $  704,551   $   --    $  935,812   $4,844,912
Other long-lived assets, net    484,269        957      822,304    6,955       830,216    1,314,485
                             ----------   --------   ----------    ------   ----------    ----------
                             $4,393,369   $232,218   $1,526,855   $6,955    $1,766,028   $6,159,397
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

13. Restructuring Charges and Asset Write-Down Charges

   In connection with the formation of Crown Atlantic (see Note 2), the Company completed a restructuring of its United States operations during the first quarter of 1999. The objective of this restructuring was to transition from a centralized organization to a regionally-based organization in the United States. Coincident with the restructuring, the Company incurred one-time charges of $1,814,000 related to severance payments for staff reductions, as well as costs related to non-cancelable leases of excess office space. At December 31, 2000 and 2001, other accrued liabilities includes $171,000 and $-0-, respectively, related to these charges.

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


   In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company reduced its global staff by approximately 312 full-time employees, closed five offices in the United States and closed its development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, the Company recorded non-recurring cash charges of $19,416,000 during 2001 related to employee severance payments and costs of office closures. At December 31, 2001, other accrued liabilities includes $6,591,000 related to these charges. A summary of the restructuring charges by operating segment is as follows:



                                               Year Ended December 31, 2001
                                    -------------------------------------------------
                                                               Corporate
                                                       Crown   Office and Consolidated
                                     CCUSA     CCUK   Atlantic   Other       Total
                                    -------  -------  -------- ---------- ------------
                                                (In thousands of dollars)
Amounts charged to expense:
 Employee severance................ $ 2,672  $ 1,839   $ 665    $ 8,730     $ 13,906
 Costs of office closures and other   4,470       --     304        736        5,510
                                    -------  -------   -----    -------     --------
   Total restructuring charges.....   7,142    1,839     969      9,466       19,416
                                    -------  -------   -----    -------     --------
Amounts paid:
 Employee severance................  (1,546)  (1,482)   (435)    (5,162)      (8,625)
 Costs of office closures and other  (3,395)      --     (69)      (736)      (4,200)
                                    -------  -------   -----    -------     --------
                                     (4,941)  (1,482)   (504)    (5,898)     (12,825)
                                    -------  -------   -----    -------     --------
Amounts accrued at end of year:
 Employee severance................   1,126      357     230      3,568        5,281
 Costs of office closures and other   1,075       --     235         --        1,310
                                    -------  -------   -----    -------     --------
                                    $ 2,201  $   357   $ 465    $ 3,568     $  6,591
                                    =======  =======   =====    =======     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company has recorded asset write-down charges of $24,922,000 during 2001 in connection with the restructuring of its business announced in July 2001. Such non-cash charges related to the write-down of certain inventories, property and equipment, and other assets that were deemed to have no value as a result of the restructuring. A summary of the asset write-down charges by operating segment is as follows:





                                     Year Ended December 31, 2001
                            -----------------------------------------------
                                                    Corporate
                                            Crown   Office and Consolidated
                            CCUSA   CCUK   Atlantic   Other       Total
                            ------ ------- -------- ---------- ------------
                                       (In thousands of dollars)
     Inventories........... $   -- $11,898  $ --      $   --     $11,898
     Property and equipment  6,501      --    767      1,226       8,494
     Other assets..........     --      --     --      4,530       4,530
                            ------ -------  -----     ------     -------
                            $6,501 $11,898  $ 767     $5,756     $24,922
                            ====== =======  =====     ======     =======

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

14. Quarterly Financial Information (Unaudited)

   Summary quarterly financial information for the years ended December 31, 2000 and 2001 is as follows:

                                                      Three Months Ended
                                           --------------------------------------------------
                                                                         September       December
                                           March 31        June 30          30              31
                                           --------        --------      ---------       ---------
                                           (In thousands of dollars, except per share amounts)
2000:
   Net revenues........................... $124,244       $148,359       $ 174,589      $ 201,973
   Operating income (loss)................    5,549          1,175           2,391         (3,906)
   Loss before extraordinary item.........  (32,060)       (59,230)        (52,965)       (59,036)
   Extraordinary item.....................   (1,495)            --              --             --
   Net loss...............................  (33,555)       (59,230)        (52,965)       (59,036)
   Per common share--basic and diluted:...
       Loss before extraordinary item.....    (0.27)         (0.43)          (0.36)         (0.40)
       Extraordinary item.................    (0.01)            --              --             --
       Net loss...........................    (0.28)         (0.43)          (0.36)         (0.40)

2001:
   Net revenues........................... $212,953       $229,416       $ 218,396      $ 238,186
   Operating income (loss)................   (5,076)       (16,321)        (18,302)       (22,400)
   Net loss...............................  (68,055)       (84,733)       (110,330)      (103,049)
   Per common share--basic and diluted:...
       Net loss...........................    (0.41)         (0.49)          (0.60)         (0.57)

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2002.



                                              CROWN CASTLE INTERNATIONAL CORP.

                                              By:   /s/  W. BENJAMIN MORELAND
                                                  -----------------------------
                                                      W. Benjamin Moreland
                                                Senior Vice President, Chief
                                               Financial Officer and Treasurer

                               POWER OF ATTORNEY




   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A-1 has been signed below by the following persons in the capacities indicated below on this 12th day of August, 2002.



          Signature                        Title
          ---------                        -----

     /s/  JOHN P. KELLY          President, Chief Executive
-----------------------------     Officer and Director
        John P. Kelly             (Principal Executive
                                  Officer)

  /s/  W. BENJAMIN MORELAND      Senior Vice President,
-----------------------------     Chief Financial
    W. Benjamin Moreland          Officer and Treasurer
                                  (Principal Financial
                                  Officer)

  /s/  WESLEY D. CUNNINGHAM      Senior Vice President,
-----------------------------     Chief Accounting Officer
    Wesley D. Cunningham          and Corporate
                                  Controller (Principal
                                  Accounting Officer)

-----------------------------    Director
       Carl Ferenbach

    /s/  RANDALL A. HACK         Director
-----------------------------
       Randall A. Hack

    /s/  DALE N. HATFIELD        Director
-----------------------------
      Dale N. Hatfield

          Signature                        Title
          ---------                        -----

      /s/  LEE W. HOGAN          Director
-----------------------------
        Lee W. Hogan

/s/  EDWARD C. HUTCHESON, JR.    Director
-----------------------------
  Edward C. Hutcheson, Jr.

    /s/  J. LANDIS MARTIN        Chairman of the Board
-----------------------------
      J. Landis Martin

   /s/  ROBERT F. MCKENZIE       Director
-----------------------------
     Robert F. McKenzie

/s/  WILLIAM D. STRITTMATTER     Director
-----------------------------
   William D. Strittmatter



                           Certification Pursuant to


                            18 U.S.C. Section 1350


     As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



   In connection with the Annual Report on Form 10-K/A of Crown Castle International Corp., a Delaware Corporation (the "Company"), for the period ending December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of such officer's knowledge:



    1) the Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



    2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of December 31, 2001 (the last date of the period covered by the Report).




                                                  /s/  JOHN P. KELLY
                                                  -----------------------------
                                                  John P. Kelly
                                                  President and Chief Executive
                                                  Officer
                                                  August 12, 2002




                                                  /s/  W. BENJAMIN MORELAND
                                                  -----------------------------
                                                  W. Benjamin Moreland
                                                  Senior vice President, Chief
                                                  Financial
                                                  Officer and Treasurer
                                                  August 12, 2002