Form 10-Q/A
period 2002-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2002-08-13
CIK 1051470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------


                                 FORM 10-Q/A-1


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

                               -----------------

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

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX


                                                                                                      Page
                                                                                                      ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Consolidated Balance Sheet at December 31, 2001 and March 31, 2002............................    3

       Consolidated Statement of Operations and Comprehensive Loss for the three months ended
       March 31, 2001 and 2002.......................................................................    4

       Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2002.......    5

       Condensed Notes to Consolidated Financial Statements..........................................    6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....   17

   Signatures........................................................................................   27

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                (In thousands of dollars, except share amounts)

                                                                                    December 31,  March 31,
                                                                                        2001        2002
                                                                                    ------------ -----------
                                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $  804,602  $   780,018
   Receivables:
       Trade, net of allowance for doubtful accounts of $24,785 and $21,878 at
         December 31, 2001 and March 31, 2002, respectively........................     188,496      186,311
       Other.......................................................................       2,364        7,920
   Short-term investments..........................................................      72,963       72,463
   Inventories.....................................................................     102,771      105,387
   Prepaid expenses and other current assets.......................................      44,865       50,491
                                                                                     ----------  -----------
          Total current assets.....................................................   1,216,061    1,202,590
Property and equipment, net of accumulated depreciation of $566,837 and $635,607
  at December 31, 2001 and March 31, 2002, respectively............................   4,844,912    4,811,688
Investments........................................................................     128,500       91,500
Goodwill, net of accumulated amortization of $152,451 at December 31, 2001.........   1,036,914    1,035,498
Deferred financing costs and other assets, net of accumulated amortization of
  $32,859 and $35,594 at December 31, 2001 and March 31, 2002, respectively........     149,071      141,202
                                                                                     ----------  -----------
                                                                                     $7,375,458  $ 7,282,478
                                                                                     ==========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................  $  104,149  $    93,485
   Accrued interest................................................................      60,081       41,772
   Accrued compensation and related benefits.......................................      13,553       10,823
   Deferred rental revenues and other accrued liabilities..........................     204,584      229,629
   Long-term debt, current maturities..............................................      29,086      342,737
                                                                                     ----------  -----------
          Total current liabilities................................................     411,453      718,446
Long-term debt.....................................................................   3,394,011    3,095,192
Other liabilities..................................................................     157,549      159,711
                                                                                     ----------  -----------
          Total liabilities........................................................   3,963,013    3,973,349
                                                                                     ----------  -----------
Commitments and contingencies
Minority interests.................................................................     168,936      166,826
Redeemable preferred stock.........................................................     878,861      888,596
Stockholders' equity:
   Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
     December 31, 2001--218,804,363 and March 31, 2002--220,386,829................       2,188        2,204
   Additional paid-in capital......................................................   3,301,023    3,312,811
   Accumulated other comprehensive loss............................................     (43,246)     (42,493)
   Accumulated deficit.............................................................    (895,317)  (1,018,815)
                                                                                     ----------  -----------
          Total stockholders' equity...............................................   2,364,648    2,253,707
                                                                                     ----------  -----------
                                                                                     $7,375,458  $ 7,282,478

                                                                                     ==========  ===========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

              (In thousands of dollars, except per share amounts)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                              -------------------
                                                                                2001       2002
                                                                              --------  ---------
Net revenues:
   Site rental and broadcast transmission.................................... $134,042  $ 160,264
   Network services and other................................................   78,911     60,353
                                                                              --------  ---------
                                                                               212,953    220,617
                                                                              --------  ---------
Operating expenses:
   Costs of operations (exclusive of depreciation and amortization):
       Site rental and broadcast transmission................................   57,739     62,066
       Network services and other............................................   55,456     43,725
   General and administrative................................................   25,895     21,788
   Corporate development.....................................................    3,453      2,239
   Restructuring charges.....................................................       --      5,852
   Asset write-down charges..................................................       --     31,941
   Non-cash general and administrative compensation charges..................    1,395      1,314
   Depreciation and amortization.............................................   74,091     71,715
                                                                              --------  ---------
                                                                               218,029    240,640
                                                                              --------  ---------
Operating income (loss)......................................................   (5,076)   (20,023)
Other income (expense):
   Interest and other income (expense).......................................    3,092     (6,090)
   Interest expense and amortization of deferred financing costs.............  (66,655)   (76,319)
                                                                              --------  ---------
Loss before income taxes and minority interests..............................  (68,639)  (102,432)
Provision for income taxes...................................................      (60)    (4,659)
Minority interests...........................................................      644      3,698
                                                                              --------  ---------
Net loss.....................................................................  (68,055)  (103,393)
Dividends on preferred stock.................................................  (19,505)   (20,105)
                                                                              --------  ---------
Net loss after deduction of dividends on preferred stock..................... $(87,560) $(123,498)
                                                                              ========  =========
Net loss..................................................................... $(68,055) $(103,393)
Other comprehensive income (loss):
   Foreign currency translation adjustments..................................  (27,593)    (2,206)
   Derivative instruments:
       Net change in fair value of cash flow hedging instruments.............   (3,341)     1,540
       Amounts reclassified into results of operations.......................     (222)     1,419
                                                                              --------  ---------
Comprehensive loss before cumulative effect of change in accounting principle  (99,211)  (102,640)
Cumulative effect of change in accounting principle for derivative financial
  instruments................................................................      178         --
                                                                              --------  ---------
Comprehensive loss........................................................... $(99,033) $(102,640)
                                                                              ========  =========
Loss per common share--basic and diluted..................................... $  (0.41) $   (0.56)
                                                                              ========  =========
Common shares outstanding--basic and diluted (in thousands)..................  211,195    219,420
                                                                              ========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                           (In thousands of dollars)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 --------------------
                                                                                    2001       2002
                                                                                 ---------  ---------
Cash flows from operating activities:
 Net loss....................................................................... $ (68,055) $(103,393)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization................................................    74,091     71,715
   Asset write-down charges.....................................................        --     31,941
   Amortization of deferred financing costs and discounts on long-term debt.....    22,161     24,254
   Non-cash general and administrative compensation charges.....................     1,395      1,314
   Minority interests...........................................................      (644)    (3,698)
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Increase in deferred rental revenues and other liabilities.................   107,159     28,976
     Decrease in accrued interest...............................................   (30,020)   (18,041)
     Decrease in accounts payable...............................................   (15,945)    (9,940)
     Increase in receivables....................................................   (29,170)    (3,879)
     Increase in inventories, prepaid expenses and other assets.................   (16,083)    (3,208)
                                                                                 ---------  ---------
       Net cash provided by operating activities................................    44,889     16,041
                                                                                 ---------  ---------
Cash flows from investing activities:
 Maturities of investments......................................................   111,000    116,500
 Purchases of investments.......................................................   (73,500)   (79,000)
 Capital expenditures...........................................................  (251,860)   (72,981)
 Investments in affiliates and other............................................   (10,568)    (2,946)
                                                                                 ---------  ---------
       Net cash used for investing activities...................................  (224,928)   (38,427)
                                                                                 ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of capital stock........................................   350,830        538
 Net borrowings under revolving credit agreements...............................    95,548         --
 Incurrence of financing costs..................................................    (2,672)        --
                                                                                 ---------  ---------
       Net cash provided by financing activities................................   443,706        538
                                                                                 ---------  ---------
Effect of exchange rate changes on cash.........................................      (559)    (2,736)
                                                                                 ---------  ---------
Net increase (decrease) in cash and cash equivalents............................   263,108    (24,584)
Cash and cash equivalents at beginning of period................................   453,833    804,602
                                                                                 ---------  ---------
Cash and cash equivalents at end of period...................................... $ 716,941  $ 780,018
                                                                                 =========  =========
Supplemental disclosure of cash flow information:
 Interest paid.................................................................. $  74,443  $  68,960
 Income taxes paid..............................................................        60         89

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Business Combinations, Goodwill and Long-Lived Assets


   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company has adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company's consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were $26,000,000, $11,483,000 and $14,517,000, respectively.
The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of $1,452,000 for each of the years ending December 31, 2002 through 2006. The Company has no other intangible assets from prior business combinations.



   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has not yet completed its transitional impairment tests but, based on preliminary results of those tests, does not currently believe that an impairment loss for goodwill and other intangible assets will be recorded upon the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately $60,617,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, the Company's net loss and loss per share for the three months ended March 31, 2001 would have been as follows (in thousands of dollars, except per share amounts):

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Net loss, as reported.............................................................. $(68,055)
Add back: amortization of goodwill.................................................   15,091
Adjust: amortization of other intangible assets....................................      287
                                                                                    --------
Net loss, as adjusted..............................................................  (52,677)
Dividends on preferred stock.......................................................  (19,505)
                                                                                    --------
Net loss applicable to common stock for basic and diluted computations, as adjusted $(72,182)
                                                                                    ========
Per common share--basic and diluted:
   Net loss, as reported........................................................... $  (0.41)
   Amortization of goodwill........................................................     0.07
   Adjustment for amortization of other intangible assets..........................       --
                                                                                    --------
   Net loss, as adjusted........................................................... $  (0.34)
                                                                                    ========



   A summary of goodwill by operating segment is as follows:



                                       Three Months Ended March 31, 2002
                                    ---------------------------------------
                                                        Crown   Consolidated
                                     CCUSA     CCUK    Atlantic    Total
                                    -------- --------  -------- ------------
                                           (In thousands of dollars)
    Balance at beginning of period. $164,023 $817,514  $55,377   $1,036,914
    Effect of exchange rate changes       --   (1,416)      --       (1,416)
                                    -------- --------  -------   ----------
    Balance at end of period....... $164,023 $816,098  $55,377   $1,035,498
                                    ======== ========  =======   ==========


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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3.  Long-term Debt

   Long-term debt consists of the following:

                                                              December 31,   March 31,
                                                                  2001         2002
                                                              ------------  ----------
                                                              (In thousands of dollars)
   2000 Credit Facility......................................  $  700,000   $  700,000
   CCUK Credit Facility......................................     172,050      168,767
   Crown Atlantic Credit Facility............................     300,000      300,000
   9% Guaranteed Bonds due 2007..............................     177,401      173,970
   10 5/8% Senior Discount Notes due 2007, net of discount...     229,321      235,333
   10 3/8% Senior Discount Notes due 2011, net of discount...     393,320      403,391
   9% Senior Notes due 2011..................................     180,000      180,000
   11 1/4% Senior Discount Notes due 2011, net of discount...     196,005      201,468
   9 1/2% Senior Notes due 2011..............................     125,000      125,000
   10 3/4% Senior Notes due 2011.............................     500,000      500,000
   9 3/8% Senior Notes due 2011..............................     450,000      450,000

                                                               ----------   ----------
                                                                3,423,097    3,437,929
   Less: current maturities..................................     (29,086)    (342,737)

                                                               ----------   ----------
                                                               $3,394,011   $3,095,192

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                            March 31, 2002
                                         ----------------------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  188,450   $  591,568   $        --   $  780,018
Other current assets....................     279,253      143,319            --      422,572
Property and equipment, net.............   3,339,096    1,472,592            --    4,811,688
Investments.............................      91,500           --            --       91,500
Investments in Unrestricted Subsidiaries   2,077,745           --    (2,077,745)          --
Goodwill................................     164,023      871,475            --    1,035,498
Other assets, net.......................     128,292       12,910            --      141,202

                                          ----------   ----------   -----------   ----------
                                          $6,268,359   $3,091,864   $(2,077,745)  $7,282,478

                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  201,283   $  517,163   $        --   $  718,446
Long-term debt, less current maturities.   2,795,192      300,000            --    3,095,192
Other liabilities.......................      36,703      123,008            --      159,711
Minority interests......................      92,878       73,948            --      166,826
Redeemable preferred stock..............     888,596           --            --      888,596
Stockholders' equity....................   2,253,707    2,077,745    (2,077,745)   2,253,707

                                          ----------   ----------   -----------   ----------
                                          $6,268,359   $3,091,864   $(2,077,745)  $7,282,478

                                          ==========   ==========   ===========   ==========

                                                                   Three Months Ended March 31, 2002
                                                                 -------------------------------------
                                                                 Company and
                                                                  Restricted  Unrestricted Consolidated
                                                                 Subsidiaries Subsidiaries    Total
                                                                 ------------ ------------ ------------
                                                                       (In thousands of dollars)
Net revenues....................................................   $122,248     $ 98,369    $ 220,617
Costs of operations (exclusive of depreciation and amortization)     56,567       49,224      105,791
General and administrative......................................     18,284        3,504       21,788
Corporate development...........................................      2,239           --        2,239
Restructuring charges...........................................      2,126        3,726        5,852
Asset write-down charges........................................     23,721        8,220       31,941
Non-cash general and administrative compensation charges........        872          442        1,314
Depreciation and amortization...................................     47,784       23,931       71,715

                                                                   --------     --------    ---------
Operating income (loss).........................................    (29,345)       9,322      (20,023)
Interest and other income (expense).............................       (599)      (5,491)      (6,090)
Interest expense and amortization of deferred financing costs...    (64,117)     (12,202)     (76,319)
Provision for income taxes......................................        (88)      (4,571)      (4,659)
Minority interests..............................................      1,523        2,175        3,698

                                                                   --------     --------    ---------
Net loss........................................................   $(92,626)    $(10,767)   $(103,393)

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes and the 9 3/8% Senior Notes (the "1999, 2000 and 2001 Securities"):

                                                                             1997 and    1999, 2000
                                                                               1998       and 2001
                                                                            Securities   Securities
                                                                            ----------   ----------
                                                                            (In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2002................. $  50,150    $  50,150

                                                                            =========    =========
Consolidated Cash Flow, for the twelve months ended March 31, 2002......... $ 173,100    $ 182,436
Less: Tower Cash Flow, for the twelve months ended March 31, 2002..........  (170,240)    (170,240)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2002   200,600      200,600

                                                                            ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2002 $ 203,460    $ 212,796

                                                                            =========    =========

4.  Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                                                   December 31,   March 31,
                                                                                       2001         2002
                                                                                   ------------   ---------
                                                                                   (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued:
   December 31, 2001--291,444 and March 31, 2002--300,734 (stated at mandatory
     redemption and aggregate liquidation value)..................................   $292,992     $302,331
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
   200,000 (stated net of unamortized value of warrants; mandatory redemption and
     aggregate liquidation value of $200,000).....................................    195,793      195,896
6.25% Convertible Preferred Stock; shares issued:
   8,050,000 (stated net of unamortized issue costs; mandatory redemption and
     aggregate liquidation value of $402,500).....................................    390,076      390,369

                                                                                     --------     --------
                                                                                     $878,861     $888,596

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                     ------------------------
                                                                                       2001          2002
                                                                                      --------     ---------
                                                                                     (In thousands of dollars,
                                                                                       except per share
                                                                                           amounts)
Net loss............................................................................ $(68,055)    $(103,393)
Dividends on preferred stock........................................................  (19,505)      (20,105)

                                                                                      --------     ---------
Net loss applicable to common stock for basic and diluted computations.............. $(87,560)    $(123,498)

                                                                                      ========     =========
Weighted-average number of common shares outstanding during the period for basic and
  diluted computations (in thousands)...............................................  211,195       219,420

                                                                                      ========     =========
Loss per common share--basic and diluted............................................ $  (0.41)    $   (0.56)

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The financial results for the Company's operating segments are as follows:


                                                      Three Months Ended March 31, 2002
                                     ------------------------------------------------------------------
                                                                                 Corporate
                                                                        Crown    Office and Consolidated
                                        CCUSA      CCAL       CCUK     Atlantic    Other       Total
                                     ----------  --------  ----------  --------  ---------- ------------
                                                          (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $   79,253  $  5,013  $   53,455  $ 22,543   $     --   $  160,264
   Network services and other.......     37,349       633      15,945     6,426         --       60,353

                                     ----------  --------  ----------  --------   --------   ----------
                                        116,602     5,646      69,400    28,969         --      220,617

                                     ----------  --------  ----------  --------   --------   ----------
Costs of operations (exclusive of
  depreciation and amortization)....     53,932     2,635      36,856    12,368         --      105,791
General and administrative..........     13,229     1,261       1,727     1,737      3,834       21,788
Corporate development...............         --        --          --        --      2,239        2,239

                                     ----------  --------  ----------  --------   --------   ----------
Adjusted EBITDA.....................     49,441     1,750      30,817    14,864     (6,073)      90,799
Restructuring charges...............         --        --       3,726        --      2,126        5,852
Asset write-down charges............     23,721        --         431     7,789         --       31,941
Non-cash general and administrative
  compensation charges..............        532        --         442        --        340        1,314
Depreciation and amortization.......     44,244     3,186      13,473    10,269        543       71,715

                                     ----------  --------  ----------  --------   --------   ----------
Operating income (loss).............    (19,056)   (1,436)     12,745    (3,194)    (9,082)     (20,023)
Interest and other income
  (expense).........................       (743)      162      (5,569)      (19)        79       (6,090)
Interest expense and amortization of
  deferred financing costs..........     (9,295)     (826)     (7,552)   (4,650)   (53,996)     (76,319)
Provision for income taxes..........         --       (88)     (4,571)       --         --       (4,659)
Minority interests..................        819       704          --     2,175         --        3,698

                                     ----------  --------  ----------  --------   --------   ----------
Net loss............................ $  (28,275) $ (1,484) $   (4,947) $ (5,688)  $(62,999)  $ (103,393)

                                     ==========  ========  ==========  ========   ========   ==========
Capital expenditures................ $   41,631  $  2,956  $   17,668  $ 10,397   $    329   $   72,981

                                     ==========  ========  ==========  ========   ========   ==========
Total assets (at period end)........ $3,510,721  $267,963  $1,816,235  $894,789   $792,770   $7,282,478

                                     ==========  ========  ==========  ========   ========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                   Three Months Ended March 31, 2001
                                     ------------------------------------------------------------
                                                                           Corporate
                                                                   Crown   Office and Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic   Other       Total
                                     --------  -------  --------  -------- ---------- ------------
                                                       (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $ 62,176  $ 2,990  $ 49,368  $19,508   $     --    $134,042
   Network services and other.......   60,605       --     9,776    8,530         --      78,911

                                     --------  -------  --------  -------   --------    --------
                                      122,781    2,990    59,144   28,038         --     212,953

                                     --------  -------  --------  -------   --------    --------
Costs of operations (exclusive of
  depreciation and amortization)....   66,101    1,095    32,029   13,970         --     113,195
General and administrative..........   16,322    1,491     1,703    2,645      3,734      25,895
Corporate development...............       --       --        48       --      3,405       3,453

                                     --------  -------  --------  -------   --------    --------
Adjusted EBITDA.....................   40,358      404    25,364   11,423     (7,139)     70,410
Non-cash general and administrative
  compensation charges..............      531       --       523       --        341       1,395
Depreciation and amortization.......   39,627    1,696    22,219   10,131        418      74,091

                                     --------  -------  --------  -------   --------    --------
Operating income (loss).............      200   (1,292)    2,622    1,292     (7,898)     (5,076)
Interest and other income (expense).      874     (144)      931       15      1,416       3,092
Interest expense and amortization of
  deferred financing costs..........  (13,467)     (43)   (7,035)  (5,015)   (41,095)    (66,655)
Provision for income taxes..........       --       --       (27)     (33)        --         (60)
Minority interests..................     (198)     923        --      (81)        --         644

                                     --------  -------  --------  -------   --------    --------
Net loss............................ $(12,591) $  (556) $ (3,509) $(3,822)  $(47,577)   $(68,055)

                                     ========  =======  ========  =======   ========    ========
Capital expenditures................ $113,863  $   486  $110,829  $26,101   $    581    $251,860

                                     ========  =======  ========  =======   ========    ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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



                                             Three Months Ended March 31, 2002
                                        -------------------------------------------
                                                                 Corporate
                                                         Crown   Office and
                                         CCUSA   CCUK   Atlantic   Other     Total
                                        ------  ------  -------- ---------- -------
                                                 (In thousands of dollars)
Amounts accrued at beginning of period:
   Employee severance.................. $1,126  $  357   $ 230    $ 3,568   $ 5,281
   Costs of office closures and other..  1,075      --     235         --     1,310
                                        ------  ------   -----    -------   -------
                                         2,201     357     465      3,568     6,591
                                        ------  ------   -----    -------   -------
Amounts charged to expense:
   Employee severance..................     --   3,395      --      2,126     5,521
   Costs of office closures and other..     --     331      --         --       331
                                        ------  ------   -----    -------   -------
       Total restructuring charges.....     --   3,726      --      2,126     5,852
                                        ------  ------   -----    -------   -------
Amounts paid:
   Employee severance..................   (290)   (371)   (113)    (4,306)   (5,080)
   Costs of office closures and other..   (129)     --     (12)        --      (141)
                                        ------  ------   -----    -------   -------
                                          (419)   (371)   (125)    (4,306)   (5,221)
                                        ------  ------   -----    -------   -------
Amounts accrued at end of period:
   Employee severance..................    836   3,381     117      1,388     5,722
   Costs of office closures and other..    946     331     223         --     1,500
                                        ------  ------   -----    -------   -------
                                        $1,782  $3,712   $ 340    $ 1,388   $ 7,222
                                        ======  ======   =====    =======   =======


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

9.  Subsequent Events

   Since 1999, CCUK has provided digital transmission services to ITVdigital ("ITV"). On March 27, 2002, a U.K. court approved an application by ITV to be placed into administration (a proceeding, similar to a Chapter 11 bankruptcy proceeding in the United States, designed to protect the applicant from the claims of its creditors while it reorganizes its business). In April 2002, after unsuccessful efforts by the administrator to sell the ITV business as a going concern, ITV announced plans to liquidate its assets. It is anticipated that the liquidation will commence in the near future. With the ITV liquidation and suspension of service, further on-going collections under the ITV transmission contract are not expected. CCUK had gross revenues of approximately $27,600,000 annually under the ITV transmission contact. If current efforts to re-market the CCUK network prove

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES unsuccessful, CCUK expects Adjusted EBITDA to be impacted negatively by approximately $16,000,000 in 2002 and approximately $23,000,000 annually thereafter assuming no significant mitigation of costs. ITV represented approximately 10% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company. The termination of the ITV transmission contract is a Termination Event under the CCUK Credit Facility (see Note 3).

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

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                                           Three Months Ended     Three Months Ended
                                                             March 31, 2001         March 31, 2002
                                                         --------------------   ---------------------
                                                                    Percent of              Percent of
                                                          Amount   Net Revenues   Amount   Net Revenues
                                                         --------  ------------ ---------  ------------
                                                                   (In thousands of dollars)
Net revenues:
 Site rental and broadcast transmission................. $134,042      62.9%    $ 160,264      72.6%
 Network services and other.............................   78,911      37.1        60,353      27.4
                                                         --------     -----     ---------     -----
       Total net revenues...............................  212,953     100.0       220,617     100.0
                                                         --------     -----     ---------     -----
Operating expenses:
 Costs of operations:
   Site rental and broadcast transmission...............   57,739      43.1        62,066      38.7
   Network services and other...........................   55,456      70.3        43,725      72.4
                                                         --------     -----     ---------     -----
       Total costs of operations........................  113,195      53.2       105,791      47.9
 General and administrative.............................   25,895      12.2        21,788       9.9
 Corporate development..................................    3,453       1.6         2,239       1.0
 Restructuring charges..................................       --        --         5,852       2.7
 Asset write-down charges...............................       --        --        31,941      14.5
 Non-cash general and administrative compensation
   charges..............................................    1,395       0.6         1,314       0.6
 Depreciation and amortization..........................   74,091      34.8        71,715      32.5
                                                         --------     -----     ---------     -----
Operating income (loss).................................   (5,076)     (2.4)      (20,023)     (9.1)
Other income (expense):
 Interest and other income (expense)....................    3,092       1.5        (6,090)     (2.8)
 Interest expense and amortization of deferred financing
   costs................................................  (66,655)    (31.3)      (76,319)    (34.6)
                                                         --------     -----     ---------     -----
Loss before income taxes and minority interests.........  (68,639)    (32.2)     (102,432)    (46.5)
Provision for income taxes..............................      (60)     (0.1)       (4,659)     (2.1)
Minority interests......................................      644       0.3         3,698       1.7
                                                         --------     -----     ---------     -----
Net loss................................................ $(68,055)    (32.0)%   $(103,393)    (46.9)%
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

   The following is a summary of tenant leasing activity on our tower sites:

                                                                                Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                                 2001    2002
                                                                                ------  ------
New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA.......................................................................    931     762
   Crown Atlantic..............................................................    185     139
   CCUK........................................................................    626     399
   CCAL........................................................................    139      96

                                                                                ------  ------
                                                                                 1,881   1,396

                                                                                ======  ======
Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,476  $1,479
   CCUK........................................................................    496   1,070
   CCAL........................................................................    629     558

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

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                                            March 31, 2002
                                         ----------------------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  188,450   $  591,568   $        --   $  780,018
Other current assets....................     279,253      143,319            --      422,572
Property and equipment, net.............   3,339,096    1,472,592            --    4,811,688
Investments.............................      91,500           --            --       91,500
Investments in Unrestricted Subsidiaries   2,077,745           --    (2,077,745)          --
Goodwill................................     164,023      871,475            --    1,035,498
Other assets, net.......................     128,292       12,910            --      141,202

                                          ----------   ----------   -----------   ----------
                                          $6,268,359   $3,091,864   $(2,077,745)  $7,282,478

                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  201,283   $  517,163   $        --   $  718,446
Long-term debt, less current maturities.   2,795,192      300,000            --    3,095,192
Other liabilities.......................      36,703      123,008            --      159,711
Minority interests......................      92,878       73,948            --      166,826
Redeemable preferred stock..............     888,596           --            --      888,596
Stockholders' equity....................   2,253,707    2,077,745    (2,077,745)   2,253,707

                                          ----------   ----------   -----------   ----------
                                          $6,268,359   $3,091,864   $(2,077,745)  $7,282,478

                                          ==========   ==========   ===========   ==========

                                                                   Three Months Ended March 31, 2002
                                                                 -------------------------------------
                                                                 Company and
                                                                  Restricted  Unrestricted Consolidated
                                                                 Subsidiaries Subsidiaries    Total
                                                                 ------------ ------------ ------------
                                                                       (In thousands of dollars)
Net revenues....................................................   $122,248     $ 98,369    $ 220,617
Costs of operations (exclusive of depreciation and amortization)     56,567       49,224      105,791
General and administrative......................................     18,284        3,504       21,788
Corporate development...........................................      2,239           --        2,239
Restructuring charges...........................................      2,126        3,726        5,852
Asset write-down charges........................................     23,721        8,220       31,941
Non-cash general and administrative compensation charges........        872          442        1,314
Depreciation and amortization...................................     47,784       23,931       71,715

                                                                   --------     --------    ---------
Operating income (loss).........................................    (29,345)       9,322      (20,023)
Interest and other income (expense).............................       (599)      (5,491)      (6,090)
Interest expense and amortization of deferred financing costs...    (64,117)     (12,202)     (76,319)
Provision for income taxes......................................        (88)      (4,571)      (4,659)
Minority interests..............................................      1,523        2,175        3,698

                                                                   --------     --------    ---------
Net loss........................................................   $(92,626)    $(10,767)   $(103,393)

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

                                                                             1997 and    1999, 2000
                                                                               1998       and 2001
                                                                            Securities   Securities
                                                                            ----------   ----------
                                                                            (In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2002................. $  50,150    $  50,150

                                                                            =========    =========
Consolidated Cash Flow, for the twelve months ended March 31, 2002......... $ 173,100    $ 182,436
Less: Tower Cash Flow, for the twelve months ended March 31, 2002..........  (170,240)    (170,240)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2002   200,600      200,600

                                                                            ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2002 $ 203,460    $ 212,796

                                                                            =========    =========

  Impact of Recently Issued Accounting Standards


   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We have adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on our consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were approximately $26.0 million, $11.5 million and $14.5 million, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of approximately $1.5 million for each of the years ending December 31, 2002 through 2006. We have no other intangible assets from prior business combinations.


   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has not yet completed its transitional impairment tests but, based on preliminary results of those tests, does not currently believe that an impairment loss for goodwill and other intangible assets will be recorded upon the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately $60.6 million per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, our net loss for the three months ended March 31, 2001 would have been approximately $52.7 million, or $0.34 per share.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN CASTLE INTERNATIONAL CORP.


Date: August 12, 2002

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


Date: August 12, 2002

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


                           Certification Pursuant to


                            18 U.S.C. Section 1350


     As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



   In connection with the Quarterly Report on Form 10-Q/A of Crown Castle International Corp., a Delaware Corporation (the "Company"), for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of such officer's knowledge:



      1) the Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



      2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of March 31, 2002 (the last date of the period covered by the Report).



                                          /s/ JOHN P. KELLY

                                          --------------------------------------

                                          John P. Kelly


                                          President and Chief Executive Officer


                                          August 12, 2002



                                          /s/ W. BENJAMIN MORELAND

                                          --------------------------------------

                                          W. Benjamin Moreland


                                          Senior Vice President, Chief Financial


                                          Officer and Treasurer


                                          August 12, 2002