Form 10-Q
period 2002-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2002-08-14
CIK 1051470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                       Commission File Number 000-24737

                               -----------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter)

                     Delaware                  76-0470458
                  (State or other           (I.R.S. Employer
                   jurisdiction            Identification No.)
                of incorporation or
                   organization)

                 510 Bering Drive
                     Suite 500
                  Houston, Texas               77057-1457
               (Address of principal           (Zip Code)
                executive offices)

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

   Yes : [X]     No  [_]

  Number of shares of common stock outstanding at August 1, 2002: 212,990,370

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                                                     Page
                                                                                                     ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Consolidated Balance Sheet at December 31, 2001 and June 30, 2002............................   3

       Consolidated Statement of Operations and Comprehensive Loss for the three and six months
         ended June 30, 2001 and 2002...............................................................   4

       Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2002.........   5

       Condensed Notes to Consolidated Financial Statements.........................................   6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....  20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................  33

PART II--OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders......................................  34

   Item 5. Other Information........................................................................  34

   Item 6. Exhibits and Reports on Form 8-K.........................................................  35

   Signatures and Certifications....................................................................  36

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                                                    December 31,  June 30,
                                                                                        2001        2002
                                                                                    ------------ -----------
                                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $  804,602  $   701,375
   Receivables:
       Trade, net of allowance for doubtful accounts of $24,785 and $25,194 at
         December 31, 2001 and June 30, 2002, respectively.........................     188,496      170,752
       Other.......................................................................       2,364        7,934
   Short-term investments..........................................................      72,963       87,460
   Inventories.....................................................................     102,771      102,695
   Prepaid expenses and other current assets.......................................      44,865       54,504
                                                                                     ----------  -----------
          Total current assets.....................................................   1,216,061    1,124,720
Property and equipment, net of accumulated depreciation of $566,837 and $721,060
  at December 31, 2001 and June 30, 2002, respectively.............................   4,844,912    4,926,574
Investments........................................................................     128,500       56,500
Goodwill, net of accumulated amortization of $152,451 at December 31, 2001.........   1,036,914    1,040,283
Deferred financing costs and other assets, net of accumulated amortization of
  $32,859 and $39,344 at December 31, 2001 and June 30, 2002, respectively.........     149,071      151,958
                                                                                     ----------  -----------
                                                                                     $7,375,458  $ 7,300,035
                                                                                     ==========  ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................  $  104,149  $    77,072
   Accrued interest................................................................      60,081       51,220
   Accrued compensation and related benefits.......................................      13,553       10,333
   Deferred rental revenues and other accrued liabilities..........................     204,584      246,318
   Long-term debt, current maturities..............................................      29,086      351,710
                                                                                     ----------  -----------
          Total current liabilities................................................     411,453      736,653
Long-term debt, less current maturities............................................   3,394,011    3,117,257
Other liabilities..................................................................     157,549      164,958
                                                                                     ----------  -----------
          Total liabilities........................................................   3,963,013    4,018,868
                                                                                     ----------  -----------
Commitments and contingencies
Minority interests.................................................................     168,936      170,511
Redeemable preferred stock.........................................................     878,861      898,630
Stockholders' equity:
   Common stock, $.01 par value; 689,100,000 shares authorized; shares issued:
     December 31, 2001--218,804,363 and June 30, 2002--221,469,520.................       2,188        2,215
   Additional paid-in capital......................................................   3,301,023    3,320,927
   Accumulated other comprehensive loss............................................     (43,246)      (2,842)
   Accumulated deficit.............................................................    (895,317)  (1,108,274)
                                                                                     ----------  -----------
          Total stockholders' equity...............................................   2,364,648    2,212,026
                                                                                     ----------  -----------
                                                                                     $7,375,458  $ 7,300,035
                                                                                     ==========  ===========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                                                          Three Months Ended    Six Months Ended
                                                                               June 30,             June 30,
                                                                         -------------------  --------------------
                                                                            2001      2002       2001       2002
                                                                         ---------  --------  ---------  ---------
Net revenues:
    Site rental and broadcast transmission.............................. $ 139,800  $171,952  $ 273,842  $ 332,216
    Network services and other..........................................    89,616    53,579    168,527    113,932
                                                                         ---------  --------  ---------  ---------
                                                                           229,416   225,531    442,369    446,148
                                                                         ---------  --------  ---------  ---------
Operating expenses:
    Costs of operations (exclusive of depreciation and amortization):
       Site rental and broadcast transmission...........................    59,555    65,946    117,294    128,012
       Network services and other.......................................    63,551    45,847    119,007     89,572
    General and administrative..........................................    30,465    28,732     56,360     50,520
    Corporate development...............................................     3,758     1,733      7,211      3,972
    Restructuring charges...............................................        --       100         --      5,952
    Asset write-down charges............................................    12,272       765     12,272     32,706
    Non-cash general and administrative compensation charges............     1,380     1,326      2,775      2,640
    Depreciation and amortization.......................................    74,756    76,172    148,847    147,887
                                                                         ---------  --------  ---------  ---------
                                                                           245,737   220,621    463,766    461,261
                                                                         ---------  --------  ---------  ---------
Operating income (loss).................................................   (16,321)    4,910    (21,397)   (15,113)
Other income (expense):
    Interest and other income (expense).................................     4,544     3,840      7,636     (2,250)
    Interest expense and amortization of deferred financing costs.......   (73,175)  (76,388)  (139,830)  (152,707)
                                                                         ---------  --------  ---------  ---------
Loss before income taxes and minority interests.........................   (84,952)  (67,638)  (153,591)  (170,070)
Provision for income taxes..............................................        --      (684)       (60)    (5,343)
Minority interests......................................................       219      (276)       863      3,422
                                                                         ---------  --------  ---------  ---------
Net loss................................................................   (84,733)  (68,598)  (152,788)  (171,991)
Dividends on preferred stock............................................   (20,265)  (20,861)   (39,770)   (40,966)
                                                                         ---------  --------  ---------  ---------
Net loss after deduction of dividends on preferred stock................ $(104,998) $(89,459) $(192,558) $(212,957)
                                                                         =========  ========  =========  =========
Net loss................................................................ $ (84,733) $(68,598) $(152,788) $(171,991)
Other comprehensive income (loss):
    Foreign currency translation adjustments............................   (17,872)   42,396    (45,465)    40,190
    Derivative instruments:
       Net change in fair value of cash flow hedging instruments........       323    (4,193)    (3,018)    (2,653)
       Amounts reclassified into results of operations..................       356     1,448        134      2,867
                                                                         ---------  --------  ---------  ---------
Comprehensive loss before cumulative effect of change in accounting principle..............................................................  (101,926)  (28,947)  (201,137)  (131,587)
Cumulative effect of change in accounting principle for derivative
 financial instruments..................................................        --        --        178         --
                                                                         ---------  --------  ---------  ---------
Comprehensive loss...................................................... $(101,926) $(28,947) $(200,959) $(131,587)
                                                                         =========  ========  =========  =========
Loss per common share--basic and diluted................................ $   (0.49) $  (0.41) $   (0.91) $   (0.97)
                                                                         =========  ========  =========  =========
Common shares outstanding--basic and diluted (in thousands).............   214,059   220,897    212,627    220,159
                                                                         =========  ========  =========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 ---------------------
                                                                                    2001        2002
                                                                                 ----------  ---------
Cash flows from operating activities:
 Net loss....................................................................... $ (152,788) $(171,991)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization................................................    148,847    147,887
   Amortization of deferred financing costs and discounts on long-term debt.....     44,878     49,197
   Asset write-down charges.....................................................     12,272     32,706
   Non-cash general and administrative compensation charges.....................      2,775      2,640
   Minority interests...........................................................       (863)    (3,422)
   Changes in assets and liabilities, excluding the effects of acquisitions:
     Increase in deferred rental revenues and other liabilities.................     81,190     32,376
     (Increase) decrease in receivables.........................................    (32,475)    16,284
     (Increase) decrease in inventories, prepaid expenses and other assets......    (37,414)     2,487
     Decrease in accounts payable...............................................     (5,142)   (28,924)
     Decrease in accrued interest...............................................     (8,403)    (9,250)
                                                                                 ----------  ---------
       Net cash provided by operating activities................................     52,877     69,990
                                                                                 ----------  ---------
Cash flows from investing activities:
 Maturities of investments......................................................    175,000    173,500
 Capital expenditures...........................................................   (408,694)  (199,276)
 Purchases of investments.......................................................   (137,500)  (115,997)
 Investments in affiliates and other, including escrow deposit..................   (415,249)   (21,122)
 Acquisitions of businesses and assets, net of cash acquired....................   (151,129)        --
                                                                                 ----------  ---------
       Net cash used for investing activities...................................   (937,572)  (162,895)
                                                                                 ----------  ---------
Cash flows from financing activities:
 Proceeds from issuance of capital stock........................................    352,295        867
 Principal payments on long-term debt...........................................         --    (15,245)
 Purchase of capital stock......................................................         --     (3,996)
 Proceeds from issuance of long-term debt.......................................    450,000         --
 Net borrowings under revolving credit agreements...............................    281,829         --
 Proceeds from issuance of subsidiary stock to minority shareholder.............     16,434         --
 Incurrence of financing costs..................................................    (11,791)        --
                                                                                 ----------  ---------
       Net cash provided by (used for) financing activities.....................  1,088,767    (18,374)
                                                                                 ----------  ---------
Effect of exchange rate changes on cash.........................................      1,129      8,052
                                                                                 ----------  ---------
Net increase (decrease) in cash and cash equivalents............................    205,201   (103,227)
Cash and cash equivalents at beginning of period................................    453,833    804,602
                                                                                 ----------  ---------
Cash and cash equivalents at end of period...................................... $  659,034  $ 701,375
                                                                                 ==========  =========
Supplemental disclosure of cash flow information:
 Interest paid.................................................................. $  104,267  $ 111,771
 Income taxes paid..............................................................         60        190


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

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2002, the consolidated results of operations for the three and six months ended June 30, 2001 and 2002, and the consolidated cash flows for the six months ended June 30, 2001 and 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the prior period's financial statements to be consistent with the presentation in the current period.

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

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income (loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $5,900,000 for the year ending December 31, 2002. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   As of June 30, 2002, the accumulated other comprehensive loss in consolidated stockholders' equity includes $7,778,000 in losses related to derivative instruments.

  Business Combinations, Goodwill and Long-Lived Assets

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company has adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company's consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were $26,000,000, $11,483,000 and $14,517,000 at January 1,
2002, respectively, and $26,000,000, $12,209,000 and $13,791,000 at June 30,
2002, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of $1,452,000 for each of the years ending December 31, 2002 through 2006. The Company has no other intangible assets from prior business combinations.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has completed its transitional impairment tests and has determined that no impairment losses for goodwill and other intangible assets will be recorded as a result of the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

$60,617,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, the Company's net loss and loss per share for the three and six months ended June 30, 2001 would have been as follows:

                                                                        Three Months     Six Months
                                                                           Ended           Ended
                                                                          June 30,        June 30,
                                                                            2001            2001
                                                                        ------------     ----------
                                                                        (In thousand of dollars, except
                                                                          per share amounts)
Net loss, as reported..................................................   $(84,733)      $(152,788)
Add back: amortization of goodwill.....................................     15,048          30,139
Adjust: amortization of other intangible assets........................        287             574
                                                                          --------       ---------
Net loss, as adjusted..................................................    (69,398)       (122,075)
Dividends on preferred stock...........................................    (20,265)        (39,770)
                                                                          --------       ---------
Net loss applicable to common stock for basic and diluted computations,
  as adjusted..........................................................   $(89,663)      $(161,845)
                                                                          ========       =========
Per common share--basic and diluted:
       Net loss, as reported...........................................   $  (0.49)      $   (0.91)
       Amortization of goodwill........................................       0.07            0.14
       Adjustment for amortization of other intangible assets..........         --            0.01
                                                                          --------       ---------
       Net loss, as adjusted...........................................   $  (0.42)      $   (0.76)
                                                                          ========       =========

   A summary of goodwill by operating segment is as follows:

                                        Six Months Ended June 30, 2002
                                    ---------------------------------------
                                                       Crown   Consolidated
                                     CCUSA     CCUK   Atlantic    Total
                                    -------- -------- -------- ------------
                                           (In thousands of dollars)
    Balance at beginning of period. $164,023 $817,514 $55,377   $1,036,914
    Effect of exchange rate changes       --    3,369      --        3,369
                                    -------- -------- -------   ----------
    Balance at end of period....... $164,023 $820,883 $55,377   $1,040,283
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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Other Pronouncements

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on the Company's consolidated statement of operations. Any such gains or losses classified as an extraordinary item in prior periods will be reclassified in future financial statement presentations. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company will adopt the provisions of SFAS 145 no later than January 1, 2003.

   In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company will adopt the requirements of SFAS 146 as of January 1, 2003.

3. Long-term Debt

   Long-term debt consists of the following:

                                                        December 31,   June 30,
                                                            2001         2002
                                                        ------------  ----------
                                                        (In thousands of dollars)
2000 Credit Facility...................................  $  700,000   $  700,000
CCUK Credit Facility...................................     172,050      165,439
Crown Atlantic Credit Facility.........................     300,000      300,000
9% Guaranteed Bonds due 2007...........................     177,401      186,271
10 5/8% Senior Discount Notes due 2007, net of discount     229,321      241,504
10 3/8% Senior Discount Notes due 2011, net of discount     393,320      413,723
9% Senior Notes due 2011...............................     180,000      180,000
111/4% Senior Discount Notes due 2011, net of discount.     196,005      207,030
91/2% Senior Notes due 2011............................     125,000      125,000
103/4% Senior Notes due 2011...........................     500,000      500,000
9 3/8% Senior Notes due 2011...........................     450,000      450,000
                                                         ----------   ----------
                                                          3,423,097    3,468,967
Less: current maturities...............................     (29,086)    (351,710)
                                                         ----------   ----------
                                                         $3,394,011   $3,117,257
                                                         ==========   ==========

  CCUK Credit Facility

   In April 2002, ITV Digital ("ITVD"), a significant customer of CCUK, announced plans to liquidate its assets and returned its digital terrestrial television licenses to the UK Independent Television Commission (See

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Note 9). The termination of the ITVD transmission contract is a Termination Event (a defined event of default) under the CCUK Credit Facility. The Company has entered into discussions with the banks in order to obtain an amendment to the CCUK Credit Facility such that the Termination Event would be cured. Based on these preliminary discussions, the Company does not currently believe that it will be required to prepay the outstanding borrowings under the CCUK Credit Facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, the Company has reclassified all the outstanding borrowings under the CCUK Credit Facility as current liabilities on its consolidated balance sheet as of June 30, 2002.

   If the Company is unable to obtain an amendment to the CCUK Credit Facility as discussed above, the uncured Termination Event would result in an event of default under the trust deed governing the 9% Guaranteed Bonds due 2007 (the "CCUK Bonds"). As a result, the Company has also reclassified the principal amount of the CCUK Bonds as a current liability on its consolidated balance sheet as of June 30, 2002. None of the Company's other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contain default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments do not constitute events of default under any of the Company's other debt instruments.

  Reporting Requirements Under the Indentures Governing the Company's Debt Securities (the "Indentures") and the Certificate of Designations Governing the Company's 123/4% Senior Exchangeable Preferred Stock (the "Certificate")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                            June 30, 2002
                                         ----------------------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  188,590   $  512,785   $        --   $  701,375
Other current assets....................     287,642      135,703            --      423,345
Property and equipment, net.............   3,334,405    1,592,169            --    4,926,574
Investments.............................      56,500           --            --       56,500
Investments in Unrestricted Subsidiaries   2,117,542           --    (2,117,542)          --
Goodwill................................     164,023      876,260            --    1,040,283
Other assets, net.......................     124,611       27,347            --      151,958
                                          ----------   ----------   -----------   ----------
                                          $6,273,313   $3,144,264   $(2,117,542)  $7,300,035
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  212,082   $  524,571   $        --   $  736,653
Long-term debt, less current maturities.   2,817,257      300,000            --    3,117,257
Other liabilities.......................      38,063      126,895            --      164,958
Minority interests......................      95,255       75,256            --      170,511
Redeemable preferred stock..............     898,630           --            --      898,630
Stockholders' equity....................   2,212,026    2,117,542    (2,117,542)   2,212,026
                                          ----------   ----------   -----------   ----------
                                          $6,273,313   $3,144,264   $(2,117,542)  $7,300,035
                                          ==========   ==========   ===========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                  Three Months Ended June 30, 2002        Six Months Ended June 30, 2002
                               -------------------------------------  -------------------------------------
                               Company and                            Company and
                                Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                               Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                               ------------ ------------ ------------ ------------ ------------ ------------
                                                         (In thousands of dollars)
Net revenues..................   $124,572     $100,959     $225,531    $ 246,820     $199,328    $ 446,148
Costs of operations (exclusive
  of depreciation and
  amortization)...............     60,027       51,766      111,793      116,594      100,990      217,584
General and administrative....     21,304        7,428       28,732       39,588       10,932       50,520
Corporate development.........      1,733           --        1,733        3,972           --        3,972
Restructuring charges.........         96            4          100        2,222        3,730        5,952
Asset write-down charges......        597          168          765       24,318        8,388       32,706
Non-cash general and
  administrative
  compensation charges........        872          454        1,326        1,744          896        2,640
Depreciation and
  amortization................     50,840       25,332       76,172       98,624       49,263      147,887
                                 --------     --------     --------    ---------     --------    ---------
Operating income (loss).......    (10,897)      15,807        4,910      (40,242)      25,129      (15,113)
Interest and other income
  (expense)...................     (6,883)      10,723        3,840       (7,482)       5,232       (2,250)
Interest expense and
  amortization of deferred
  financing costs.............    (65,231)     (11,157)     (76,388)    (129,348)     (23,359)    (152,707)
Provision for income taxes....       (102)        (582)        (684)        (190)      (5,153)      (5,343)
Minority interests............      1,032       (1,308)        (276)       2,555          867        3,422
                                 --------     --------     --------    ---------     --------    ---------
Net income (loss).............   $(82,081)    $ 13,483     $(68,598)   $(174,707)    $  2,716    $(171,991)
                                 ========     ========     ========    =========     ========    =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the "1997 and 1998 Securities") and
(2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 111/4% Discount Notes, the 91/2% Senior Notes, the 103/4% Senior Notes and the 9 3/8% Senior Notes (the "1999, 2000 and 2001 Securities"):

                                                                   1997 and    1999, 2000
                                                                     1998       and 2001
                                                                  Securities   Securities
                                                                  ----------   ----------
                                                                  (In thousands of dollars)
Tower Cash Flow, for the three months ended June 30, 2002........ $  50,753    $  50,753
                                                                  =========    =========
Consolidated Cash Flow, for the twelve months ended June 30, 2002 $ 174,585    $ 182,737
Less: Tower Cash Flow, for the twelve months ended June 30, 2002.  (185,198)    (185,198)
Plus: four times Tower Cash Flow, for the three months ended
  June 30, 2002..................................................   203,012      203,012
                                                                  ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended
  June 30, 2002.................................................. $ 192,399    $ 200,551
                                                                  =========    =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  CCUK Letter of Credit

   In April 2002, CCUK issued a letter of credit to one of its customers in connection with a site development agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)50,000,000 (approximately $76,225,000) and expires on March 31, 2003.

4. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                                        December 31,   June 30,
                                                                            2001         2002
                                                                        ------------   --------
                                                                        (In thousands of dollars)
123/4% Senior Exchangeable Preferred Stock; shares issued:
 December 31, 2001--291,444 and June 30, 2002--310,320 (stated at
   mandatory redemption and aggregate liquidation value)...............   $292,992     $311,968
81/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
 200,000 (stated net of unamortized value of warrants; mandatory
   redemption and aggregate liquidation value of $200,000).............    195,793      195,999
6.25% Convertible Preferred Stock; shares issued:
 8,050,000 (stated net of unamortized issue costs; mandatory redemption
   and aggregate liquidation value of $402,500)........................    390,076      390,663
                                                                          --------      --------
                                                                          $878,861     $898,630
                                                                          ========      ========

   In June of 2002, the Company paid its quarterly dividend on the 81/4% Convertible Preferred Stock by issuing 900,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 81/4% Convertible Preferred Stock, the Company then repurchased the 900,000 shares of common stock from the dividend paying agent for $3,996,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

5. Per Share Information

   Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                  ------------------------  ------------------------
                                                     2001         2002         2001         2002
                                                   ---------     --------    ---------    ---------
                                                  (In thousands of dollars, except per share amounts)
Net loss......................................... $ (84,733)    $(68,598)   $(152,788)   $(171,991)
Dividends on preferred stock.....................   (20,265)     (20,861)     (39,770)     (40,966)
                                                   ---------     --------    ---------    ---------
Net loss applicable to common stock for basic and
  diluted computations........................... $(104,998)    $(89,459)   $(192,558)   $(212,957)
                                                   =========     ========    =========    =========
Weighted-average number of common shares
  outstanding during the period for basic and
  diluted computations (in thousands)............   214,059      220,897      212,627      220,159
                                                   =========     ========    =========    =========
Loss per common share--basic and diluted......... $   (0.49)    $  (0.41)   $   (0.91)   $   (0.97)
                                                   =========     ========    =========    =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 2002: (1) options to purchase 23,927,996 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 81/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 10,915,254 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented

6. Commitments and Contingencies

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The financial results for the Company's operating segments are as follows:


                                                      Three Months Ended June 30, 2002
                                     -----------------------------------------------------------------
                                                                                 Corporate
                                                                        Crown     Office   Consolidated
                                        CCUSA      CCAL       CCUK     Atlantic  and Other    Total
                                     ----------  --------  ----------  --------  --------- ------------
                                                         (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $   80,321  $  6,170  $   62,409  $ 23,052  $     --   $  171,952
   Network services and other.......     37,505       576       8,934     6,564        --       53,579
                                     ----------  --------  ----------  --------  --------   ----------
                                        117,826     6,746      71,343    29,616        --      225,531
                                     ----------  --------  ----------  --------  --------   ----------
Costs of operations (exclusive of
  depreciation and amortization)....     57,580     2,447      38,385    13,381        --      111,793
General and administrative..........     15,686     1,518       6,346       993     4,189       28,732
Corporate development...............         --        --          --        --     1,733        1,733
                                     ----------  --------  ----------  --------  --------   ----------
Adjusted EBITDA.....................     44,560     2,781      26,612    15,242    (5,922)      83,273
Restructuring charges (credits).....       (277)       --           4        --       373          100
Asset write-down charges............        597        --          --       168        --          765
Non-cash general and administrative
  compensation charges..............        531        --         454        --       341        1,326
Depreciation and amortization.......     47,006     3,433      14,926    10,344       463       76,172
                                     ----------  --------  ----------  --------  --------   ----------
Operating income (loss).............     (3,297)     (652)     11,228     4,730    (7,099)       4,910
Interest and other income
  (expense).........................       (572)      133       1,119       190     2,970        3,840
Interest expense and amortization of
  deferred financing costs..........     (9,852)     (863)     (6,409)   (4,748)  (54,516)     (76,388)
Provision for income taxes..........         --      (102)       (582)       --        --         (684)
Minority interests..................        457       575          --    (1,308)       --         (276)
                                     ----------  --------  ----------  --------  --------   ----------
Net income (loss)................... $  (13,264) $   (909) $    5,356  $ (1,136) $(58,645)  $  (68,598)
                                     ==========  ========  ==========  ========  ========   ==========
Capital expenditures................ $   31,354  $  1,187  $   87,476  $  6,278  $     --   $  126,295
                                     ==========  ========  ==========  ========  ========   ==========
Total assets (at period end)........ $3,498,942  $279,621  $1,867,318  $904,904  $749,250   $7,300,035
                                     ==========  ========  ==========  ========  ========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                    Six Months Ended June 30, 2002
                                     ------------------------------------------------------------
                                                                           Corporate
                                                                   Crown    Office    Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic and Other     Total
                                     --------  -------  --------  -------- ---------  ------------
                                                       (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $159,574  $11,183  $115,864  $45,595  $      --   $ 332,216
   Network services and other.......   74,854    1,209    24,879   12,990         --     113,932
                                     --------  -------  --------  -------  ---------   ---------
                                      234,428   12,392   140,743   58,585         --     446,148
                                     --------  -------  --------  -------  ---------   ---------
Costs of operations (exclusive of
  depreciation and amortization)....  111,512    5,082    75,241   25,749         --     217,584
General and administrative..........   28,915    2,779     8,073    2,730      8,023      50,520
Corporate development...............       --       --        --       --      3,972       3,972
                                     --------  -------  --------  -------  ---------   ---------
Adjusted EBITDA.....................   94,001    4,531    57,429   30,106    (11,995)    174,072
Restructuring charges (credits).....     (277)      --     3,730       --      2,499       5,952
Asset write-down charges............   24,318       --       431    7,957         --      32,706
Non-cash general and administrative
  compensation charges..............    1,063       --       896       --        681       2,640
Depreciation and amortization.......   91,250    6,619    28,399   20,613      1,006     147,887
                                     --------  -------  --------  -------  ---------   ---------
Operating income (loss).............  (22,353)  (2,088)   23,973    1,536    (16,181)    (15,113)
Interest and other income (expense).   (1,315)     295    (4,450)     171      3,049      (2,250)
Interest expense and amortization of
  deferred financing costs..........  (19,147)  (1,689)  (13,961)  (9,398)  (108,512)   (152,707)
Provision for income taxes..........       --     (190)   (5,153)      --         --      (5,343)
Minority interests..................    1,276    1,279        --      867         --       3,422
                                     --------  -------  --------  -------  ---------   ---------
Net income (loss)................... $(41,539) $(2,393) $    409  $(6,824) $(121,644)  $(171,991)
                                     ========  =======  ========  =======  =========   =========
Capital expenditures................ $ 72,985  $ 4,143  $105,144  $16,675  $     329   $ 199,276
                                     ========  =======  ========  =======  =========   =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                   Three Months Ended June 30, 2001
                                     -----------------------------------------------------------
                                                                           Corporate
                                                                   Crown    Office   Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic and Other    Total
                                     --------  -------  --------  -------- --------- ------------
                                                      (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $ 64,609  $ 4,471  $ 50,694  $20,026  $     --    $139,800
   Network services and other.......   74,325      525     6,240    8,526        --      89,616
                                     --------  -------  --------  -------  --------    --------
                                      138,934    4,996    56,934   28,552        --     229,416
                                     --------  -------  --------  -------  --------    --------
Costs of operations (exclusive of
  depreciation and amortization)....   76,106    2,271    31,663   13,066        --     123,106
General and administrative..........   16,872    1,735     5,316    2,536     4,006      30,465
Corporate development...............       --       --        --       --     3,758       3,758
                                     --------  -------  --------  -------  --------    --------
Adjusted EBITDA.....................   45,956      990    19,955   12,950    (7,764)     72,087
Asset write-down charges............    3,969       --     3,785      767     3,751      12,272
Non-cash general and administrative
  compensation charges..............      532       --       508       --       340       1,380
Depreciation and amortization.......   39,255    3,064    22,051    9,938       448      74,756
                                     --------  -------  --------  -------  --------    --------
Operating income (loss).............    2,200   (2,074)   (6,389)   2,245   (12,303)    (16,321)
Interest and other income (expense).      665      219       815      155     2,690       4,544
Interest expense and amortization of
  deferred financing costs..........  (13,798)    (752)   (6,497)  (5,148)  (46,980)    (73,175)
Provision for income taxes..........       --       --        --       --        --          --
Minority interests..................     (171)     853        --     (463)       --         219
                                     --------  -------  --------  -------  --------    --------
Net loss............................ $(11,104) $(1,754) $(12,071) $(3,211) $(56,593)   $(84,733)
                                     ========  =======  ========  =======  ========    ========
Capital expenditures................ $ 98,475  $   171  $ 28,818  $27,248  $  2,122    $156,834
                                     ========  =======  ========  =======  ========    ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                     Six Months Ended June 30, 2001
                                     -------------------------------------------------------------
                                                                            Corporate
                                                                   Crown     Office    Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic  and Other     Total
                                     --------  -------  --------  --------  ---------  ------------
                                                       (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $126,785  $ 7,461  $100,062  $ 39,534  $      --   $ 273,842
   Network services and other.......  134,930      525    16,016    17,056         --     168,527
                                     --------  -------  --------  --------  ---------   ---------
                                      261,715    7,986   116,078    56,590         --     442,369
                                     --------  -------  --------  --------  ---------   ---------
Costs of operations (exclusive of
  depreciation and amortization)....  142,207    3,366    63,692    27,036         --     236,301
General and administrative..........   33,194    3,226     7,019     5,181      7,740      56,360
Corporate development...............       --       --        48        --      7,163       7,211
                                     --------  -------  --------  --------  ---------   ---------
Adjusted EBITDA.....................   86,314    1,394    45,319    24,373    (14,903)    142,497
Asset write-down charges............    3,969       --     3,785       767      3,751      12,272
Non-cash general and administrative
  compensation charges..............    1,063       --     1,031        --        681       2,775
Depreciation and amortization.......   78,882    4,760    44,270    20,069        866     148,847
                                     --------  -------  --------  --------  ---------   ---------
Operating income (loss).............    2,400   (3,366)   (3,767)    3,537    (20,201)    (21,397)
Interest and other income (expense).    1,539       75     1,746       170      4,106       7,636
Interest expense and amortization of
  deferred financing costs..........  (27,265)    (795)  (13,532)  (10,163)   (88,075)   (139,830)
Provision for income taxes..........       --       --       (27)      (33)        --         (60)
Minority interests..................     (369)   1,776        --      (544)        --         863
                                     --------  -------  --------  --------  ---------   ---------
Net loss............................ $(23,695) $(2,310) $(15,580) $ (7,033) $(104,170)  $(152,788)
                                     ========  =======  ========  ========  =========   =========
Capital expenditures................ $212,338  $   657  $139,647  $ 53,349  $   2,703   $ 408,694
                                     ========  =======  ========  ========  =========   =========

8. Restructuring Charges and Asset Write-Down Charges

   The Company recorded asset write-down charges of $12,272,000 during the six months ended June 30, 2001 in connection with the restructuring of its business announced in July 2001. Such non-cash charges related to the write-down of certain inventories, property and equipment, and other assets that were deemed to have no value as a result of the restructuring. A summary of the asset write-down charges by operating segment is as follows:

                                    Six Months Ended June 30, 2001
                             ---------------------------------------------
                                                    Corporate
                                            Crown    Office   Consolidated
                             CCUSA   CCUK  Atlantic and Other    Total
                             ------ ------ -------- --------- ------------
                                       (In thousands of dollars)
      Inventories........... $   -- $3,785   $ --    $   --     $ 3,785
      Property and equipment  3,969     --    767       456       5,192
      Other assets..........     --     --     --     3,295       3,295
                             ------ ------   ----    ------     -------
                             $3,969 $3,785   $767    $3,751     $12,272
                             ====== ======   ====    ======     =======

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   For the six months ended June 30, 2002, the Company recorded cash charges of $3,730,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. The Company expects that the total charges reflected in its 2002 results of operations for this CCUK restructuring will be between approximately $7,000,000 and $13,000,000. For the six months ended June 30, 2002, the Company also recorded cash charges of $2,499,000 related to additional employee severance payments at its corporate office in connection with the July 2001 restructuring. At December 31, 2001 and June 30, 2002, other accrued liabilities includes $6,591,000 and $1,786,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

                                                       Six Months Ended June 30, 2002
                                              -----------------------------------------------
                                                                        Corporate
                                                                Crown    Office   Consolidated
                                               CCUSA    CCUK   Atlantic and Other    Total
                                              ------  -------  -------- --------- ------------
                                                         (In thousands of dollars)
Amounts accrued at beginning of period:
   Employee severance........................ $1,126  $   357   $ 230    $ 3,568    $  5,281
   Costs of office closures and other........  1,075       --     235         --       1,310
                                              ------  -------   -----    -------    --------
                                               2,201      357     465      3,568       6,591
                                              ------  -------   -----    -------    --------
Amounts charged (credited) to expense:
   Employee severance........................     --    3,399      --      2,397       5,796
   Costs of office closures and other........   (277)     331      --        102         156
                                              ------  -------   -----    -------    --------
     Total restructuring charges (credits)...   (277)   3,730      --      2,499       5,952
                                              ------  -------   -----    -------    --------
Amounts paid:
   Employee severance........................   (685)  (3,450)   (153)    (5,882)    (10,170)
   Costs of office closures and other........   (185)    (278)    (55)       (69)       (587)
                                              ------  -------   -----    -------    --------
                                                (870)  (3,728)   (208)    (5,951)    (10,757)
                                              ------  -------   -----    -------    --------
Amounts accrued at end of period:
   Employee severance........................    441      306      77         83         907
   Costs of office closures and other........    613       53     180         33         879
                                              ------  -------   -----    -------    --------
                                              $1,054  $   359   $ 257    $   116    $  1,786
                                              ======  =======   =====    =======    ========

   During the six months ended June 30, 2002, the Company abandoned a portion of its construction in process related to certain open projects and recorded related asset write-down charges of $24,318,000 for CCUSA and $7,957,000 for Crown Atlantic. For the six months ended June 30, 2002, the Company also recorded asset write-down charges of $431,000 for CCUK related to certain inventories and property and equipment.

9. ITV Digital

   From 1999 to March 2002, pursuant to a digital transmission contract with an original term of twelve years, CCUK was responsible for the transmission of the ITV Digital ("ITVD") signal through the CCUK-owned digital terrestrial television ("DTT") network to approximately 1.2 million subscribers in the U.K. In April 2002, after a U.K. court approved an application by ITVD to be placed into administration (similar to a Chapter 11 bankruptcy proceeding in the United States) and unsuccessful efforts by the administrator to sell the ITVD business as a going concern, ITVD announced plans to liquidate its assets and returned its DTT licenses to the UK Independent Television Commission ("ITC"). CCUK had gross revenues of approximately $27,600,000 annually under the ITVD transmission contract. ITVD represented approximately 12% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Following the return of the licenses by ITVD, the ITC announced a process for reawarding the three digital multiplex licenses which ITVD previously held. In June 2002, CCUK and the BBC submitted linked applications for these licenses. On July 4, 2002, the ITC conditionally awarded the license for one multiplex to the BBC and the license for two multiplexes to CCUK. No license fees were paid to the UK government with respect to the award of the multiplex licenses other than an approximately $38,000 application fee per multiplex.

   CCUK has entered into a preliminary agreement with the BBC to provide a transmission and distribution service for the multiplex awarded to the BBC. CCUK has also entered into a preliminary agreement with BSkyB to provide a transmission, distribution and multiplexing service in relation to 75% of the available capacity of one of the multiplexes awarded to CCUK. CCUK expects to enter into additional agreements to provide transmission, distribution and multiplexing services to channel providers for the other multiplex capacity awarded to CCUK. Starting in the first quarter of 2003, CCUK expects to generate annual revenues from the BBC, BSkyB and other broadcasters of between approximately $26,000,000 and $30,000,000 from the provision of transmission, distribution and multiplexing services related to the new multiplex licenses.

   CCUK has already invested, as a result of its previous contract with ITVD, substantially all of the capital required to provide the services described above. CCUK expects to invest approximately an additional $3,000,000 to increase the power of the transmission network at a number of sites. CCUK is already incurring, again by virtue of its previous contract with ITVD, substantially all of the operating costs required to provide these services (including payments to British Telecom for distribution circuits and payments to NTL for site rental). In total, CCUK is incurring annual operating expenses of between approximately $20,000,000 and $23,000,000 from the provision of transmission, distribution and multiplexing services to the BBC, BSkyB and other broadcasters related to the new multiplex licenses. The termination of the ITVD transmission contract is a Termination Event under the CCUK credit facility (see Note 3).

10. Subsequent Event

   In July of 2002, the Company repurchased 8,500,000 shares of its common stock for $18,275,000 in cash. The shares purchased by the Company represented all of the remaining shares previously owned by affiliates of France Telecom. The purchase was conducted through a privately negotiated transaction. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our consolidated financial condition as of June 30, 2002 and our consolidated results of operations for the three- and six-month periods ended June 30, 2001 and 2002. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, assumptions and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters, the success or failure of our efforts to implement our business strategy and the following:

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

  . Sales or issuances, including as dividends, of a substantial number of shares of our common stock could adversely affect the market price of our common stock.

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

  Results of Operations

   During 2001 we completed the transactions with BellSouth and BellSouth DCS. Results of operations of these acquired towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the three and six months ended June 30, 2001 are not comparable to the results of operations for the three and six months ended June 30, 2002.

   During the first six months of 2002, the level of capital expenditures from US wireless carriers for new tower sites has generally been less than levels experienced in 2001. As a result, the pace at which we have been able to add new tenants to our sites has decreased during 2002.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                Three Months Ended   Three Months Ended    Six Months Ended      Six Months Ended
                                  June 30, 2001        June 30, 2002         June 30, 2001         June 30, 2002
                               ------------------   ------------------   -------------------   -------------------
                                         Percent of           Percent of            Percent of            Percent of
                                            Net                  Net                   Net                   Net
                                Amount    Revenues   Amount    Revenues    Amount    Revenues    Amount    Revenues
                               --------  ---------- --------  ---------- ---------  ---------- ---------  ----------
                                                             (In thousands of dollars)
Net revenues:
  Site rental and broadcast
   transmission............... $139,800     60.9%   $171,952     76.2%   $ 273,842     61.9%   $ 332,216     74.5%
  Network services and other..   89,616     39.1      53,579     23.8      168,527     38.1      113,932     25.5
                               --------    -----    --------    -----    ---------    -----    ---------    -----
      Total net revenues......  229,416    100.0     225,531    100.0      442,369    100.0      446,148    100.0
                               --------    -----    --------    -----    ---------    -----    ---------    -----
Operating expenses:
  Costs of operations:
   Site rental and broadcast
    transmission..............   59,555     42.6      65,946     38.4      117,294     42.8      128,012     38.5
   Network services and
    other.....................   63,551     70.9      45,847     85.6      119,007     70.6       89,572     78.6
                               --------             --------             ---------             ---------
      Total costs of
       operations.............  123,106     53.7     111,793     49.6      236,301     53.4      217,584     48.8
  General and administrative..   30,465     13.3      28,732     12.7       56,360     12.7       50,520     11.3
  Corporate development.......    3,758      1.6       1,733      0.8        7,211      1.6        3,972      0.9
  Restructuring charges.......       --       --         100       --           --       --        5,952      1.3
  Asset write-down charges....   12,272      5.3         765      0.3       12,272      2.8       32,706      7.3
  Non-cash general and
   administrative
   compensation charges.......    1,380      0.6       1,326      0.6        2,775      0.6        2,640      0.6
  Depreciation and
   amortization...............   74,756     32.6      76,172     33.8      148,847     33.7      147,887     33.2
                               --------    -----    --------    -----    ---------    -----    ---------    -----
Operating income (loss).......  (16,321)    (7.1)      4,910      2.2      (21,397)    (4.8)     (15,113)    (3.4)
Other income (expense):
  Interest and other income
   (expense)..................    4,544      2.0       3,840      1.7        7,636      1.7       (2,250)    (0.5)
  Interest expense and
   amortization of deferred
   financing costs............  (73,175)   (31.9)    (76,388)   (33.9)    (139,830)   (31.6)    (152,707)   (34.2)
                               --------    -----    --------    -----    ---------    -----    ---------    -----
Loss before income taxes and
 minority interests...........  (84,952)   (37.0)    (67,638)   (30.0)    (153,591)   (34.7)    (170,070)   (38.1)
Provision for income taxes....       --       --        (684)    (0.3)         (60)      --       (5,343)    (1.2)
Minority interests............      219      0.1        (276)    (0.1)         863      0.2        3,422      0.7
                               --------    -----    --------    -----    ---------    -----    ---------    -----
Net loss...................... $(84,733)   (36.9)%  $(68,598)   (30.4)%  $(152,788)   (34.5)%  $(171,991)   (38.6)%
                               ========    =====    ========    =====    =========    =====    =========    =====

  Comparison of Three Months Ended June 30, 2002 and 2001

   Consolidated revenues for the three months ended June 30, 2002 were $225.5 million, a decrease of $3.9 million from the three months ended June 30, 2001. This decrease was primarily attributable to:

      (1) a $36.8 million decrease in network services and other revenues from CCUSA and

      (2) a $2.0 million decrease in network services and other revenues from Crown Atlantic, partially offset by

      (3) a $32.2 million, or 23.0%, increase in site rental and broadcast transmission revenues, of which $11.7 million was attributable to CCUK, $3.0 million was attributable to Crown Atlantic, $1.7 million was attributable to CCAL and $15.7 million was attributable to CCUSA, and

      (4) a $2.7 million increase in network services and other revenues from CCUK.

   The following is a summary of tenant leasing activity on our tower sites:

                                                                                Three Months
                                                                                Ended June 30,
                                                                                -------------
                                                                                 2001    2002
                                                                                ------  ------
New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA (includes 130 tenants from acquired tower sites in 2001)..............  1,058     479
   Crown Atlantic..............................................................    192      75
   CCUK (includes 459 tenants from acquired tower sites in 2001)...............  1,156     379
   CCAL (includes 1,054 tenants from acquired tower sites in 2001).............  1,141     112
                                                                                ------  ------
                                                                                 3,547   1,045
                                                                                ======  ======
Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,498  $1,476
   CCUK........................................................................    686   1,078
   CCAL........................................................................    608     650

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants along with fluctuations in third party service work.

   Costs of operations for the three months ended June 30, 2002 were $111.8 million, a decrease of $11.3 million from the three months ended June 30, 2001. This decrease was primarily attributable to:

      (1) a $21.1 million decrease in network services costs related to CCUSA and

      (2) a $0.5 million decrease in network services costs from Crown Atlantic, partially offset by

      (3) a $6.4 million increase in site rental and broadcast transmission costs, of which $2.7 million was attributable to CCUK, $0.8 million was attributable to Crown Atlantic, $0.3 million was attributable to CCAL and $2.6 million was attributable to CCUSA, and

      (4) a $4.0 million increase in network services costs from CCUK.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 38.4% for the three months ended June 30, 2002 from 42.6% for the three months ended June 30, 2001, because of higher margins attributable to incremental revenues from the CCUSA, CCUK, Crown Atlantic and CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 85.6% for the three months ended June 30, 2002 from 70.9% for the three months ended June 30, 2001 because of lower margins from the CCUSA, CCUK and Crown Atlantic operations.

   General and administrative expenses for the three months ended June 30, 2002 were $28.7 million, a decrease of $1.7 million from the three months ended June 30, 2001. This decrease was primarily attributable to:

      (1) a $1.2 million decrease in expenses related to the CCUSA operations,

      (2) a $1.5 million decrease in expenses at Crown Atlantic, and

      (3) a $0.2 million decrease in expenses at CCAL, partially offset by

      (4) a $1.0 million increase in expenses at CCUK, and

      (5) a $0.2 million increase in expenses at our corporate office.

The decreases in general and administrative expenses resulted primarily from lower staffing levels after the restructuring of our business announced in July 2001, partially offset by a charge of approximately $2.6 million for a bad debt provision at CCUK related to the ITV Digital liquidation (see "Item 5. Other Information"). General and administrative expenses as a percentage of revenues decreased to 12.7% for the three months ended June 30, 2002 from 13.3% for the three months ended June 30, 2001 because of lower overhead costs as a percentage of revenues for CCAL, CCUK and Crown Atlantic.

   Corporate development expenses for the three months ended June 30, 2002 were $1.7 million, compared to $3.8 million for the three months ended June 30, 2001. This decrease was attributable to a decrease in expenses at our corporate office.

   During the three months ended June 30, 2002, we recorded asset write-down charges of $0.6 million for CCUSA and $0.2 million for Crown Atlantic. For the three months ended June 30, 2001, we recorded asset write-down charges of $12.3 million in connection with the July 2001 restructuring. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets. See "--Restructuring Charges and Asset Write-Down Charges".

   For the three months ended June 30, 2002, we recorded non-cash general and administrative compensation charges of $1.3 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.4 million for the three months ended June 30, 2001.

   Depreciation and amortization for the three months ended June 30, 2002 was $76.2 million, an increase of $1.4 million from the three months ended June 30, 2001. This increase was primarily attributable to:

      (1) a $10.2 million increase in depreciation related to property and equipment and amortization of other intangible assets from CCUSA,

      (2) a $4.7 million increase in depreciation related to property and equipment from CCUK,

      (3) a $1.2 million increase in depreciation related to property and equipment from Crown Atlantic, and

      (4) a $0.4 million increase in depreciation related to property and equipment from CCAL, partially offset by

      (5) a $15.0 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $2.4 million was attributable to CCUSA, $11.8 million was attributable to CCUK and $0.8 million was attributable to Crown Atlantic (see "--Impact of Recently Issued Accounting Standards").

   Interest and other income (expense) for the three months ended June 30, 2002 resulted primarily from:

      (1) interest income and foreign exchange gains from invested cash balances, partially offset by

      (2) charges of approximately $5.0 million for the write-down of investments in unconsolidated affiliates,

      (3) our share of losses incurred by unconsolidated affiliates and

      (4) costs incurred in connection with unsuccessful network acquisitions.

   Interest expense and amortization of deferred financing costs for the three months ended June 30, 2002 was $76.4 million, an increase of $3.2 million, or 4.4%, from the three months ended June 30, 2001. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 9 3/8% senior notes.

   The provision for income taxes of $0.7 million for the three months ended June 30, 2002 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from differences between book and tax basis for its property and equipment.

   Minority interests represent the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

  Comparison of Six Months Ended June 30, 2002 and 2001

   Consolidated revenues for the six months ended June 30, 2002 were $446.1 million, an increase of $3.8 million from the six months ended June 30, 2001. This increase was primarily attributable to:

      (1) a $58.4 million, or 21.3%, increase in site rental and broadcast transmission revenues, of which $15.8 million was attributable to CCUK, $6.1 million was attributable to Crown Atlantic, $3.7 million was attributable to CCAL and $32.8 million was attributable to CCUSA,

      (2) an $8.9 million increase in network services and other revenues from CCUK, and

      (3) a $0.7 million increase in network services and other revenues from CCAL, partially offset by

      (4) a $60.1 million decrease in network services and other revenues from CCUSA, and

      (5) a $4.1 million decrease in network services and other revenues from Crown Atlantic.

   The following is a summary of tenant leasing activity on our tower sites:

                                                                                 Six Months
                                                                                Ended June 30,
                                                                                -------------
                                                                                 2001    2002
                                                                                ------  ------
New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA (includes 130 tenants from acquired tower sites in 2001)..............  1,989   1,241
   Crown Atlantic..............................................................    377     214
   CCUK (includes 459 tenants from acquired tower sites in 2001)...............  1,782     778
   CCAL (includes 1,054 tenants from acquired tower sites in 2001).............  1,280     208
                                                                                ------  ------
                                                                                 5,428   2,441
                                                                                ======  ======
Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,487  $1,478
   CCUK........................................................................    619   1,074
   CCAL........................................................................    622     610

   The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants along with fluctuations in third party service work.

   Costs of operations for the six months ended June 30, 2002 were $217.6 million, a decrease of $18.7 million from the six months ended June 30, 2001. This decrease was primarily attributable to:

      (1) a $34.2 million decrease in network services costs related to CCUSA and

      (2) a $2.7 million decrease in network services costs from Crown Atlantic, partially offset by

      (3) a $10.7 million increase in site rental and broadcast transmission costs, of which $4.4 million was attributable to CCUK, $1.4 million was attributable to Crown Atlantic, $1.4 million was attributable to CCAL and $3.5 million was attributable to CCUSA,

      (4) a $7.1 million increase in network services costs from CCUK, and

      (5) a $0.3 million increase in network services costs from CCAL.

   Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 38.5% for the six months ended June 30, 2002 from 42.8% for the six months ended June 30, 2001, because of higher margins attributable to incremental revenues from the CCUSA, CCUK, Crown Atlantic and CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 78.6% for the six months ended June 30, 2002 from 70.6% for the six months ended June 30, 2001 because of lower margins from the CCUSA operations, partially offset by higher margins from the CCUK and Crown Atlantic operations.

   General and administrative expenses for the six months ended June 30, 2002 were $50.5 million, a decrease of $5.8 million from the six months ended June 30, 2001. This decrease was primarily attributable to:

      (1) a $4.3 million decrease in expenses related to the CCUSA operations,

      (2) a $2.5 million decrease in expenses at Crown Atlantic, and

      (3) a $0.4 million decrease in expenses at CCAL, partially offset by

      (4) a $1.1 million increase in expenses at CCUK, and

      (5) a $0.3 million increase in expenses at our corporate office.

   The decreases in general and administrative expenses resulted primarily from lower staffing levels after the restructuring of our business announced in July 2001, partially offset by a charge of approximately $2.6 million for a bad debt provision at CCUK related to the ITV Digital liquidation (see "Item 5. Other Information"). General and administrative expenses as a percentage of revenues decreased to 11.3% for the six months ended June 30, 2002 from 12.7% for the six months ended June 30, 2001 because of lower overhead costs as a percentage of revenues for CCUSA, CCAL, CCUK and Crown Atlantic.

   Corporate development expenses for the six months ended June 30, 2002 were $4.0 million, compared to $7.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease in expenses at our corporate office.

   For the six months ended June 30, 2002, we recorded cash charges of $3.7 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. We expect that the total charges reflected in our 2002 results of operations for this CCUK restructuring will be between approximately $7.0 million and $13.0 million. For the six months ended June 30, 2002, we also recorded cash charges of $2.5 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring. See "--Restructuring Charges and Asset Write-Down Charges".

   During the six months ended June 30, 2002, we abandoned a portion of our construction in process related to certain open projects and recorded related asset write-down charges of $24.3 million for CCUSA and $8.0 million for Crown Atlantic. For the six months ended June 30, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment. See "--Restructuring Charges and Asset Write-Down Charges". For the six months ended June 30, 2001, we recorded asset write-down charges of $12.3 million in connection with the July 2001 restructuring. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets.

   For the six months ended June 30, 2002, we recorded non-cash general and administrative compensation charges of $2.6 million related to the issuance of stock and stock options to certain employees and executives, compared to $2.8 million for the six months ended June 30, 2001.

   Depreciation and amortization for the six months ended June 30, 2002 was $147.9 million, a decrease of $1.0 million from the six months ended June 30, 2001. This decrease was primarily attributable to:

      (1) a $30.1 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $4.9 million was attributable to CCUSA, $23.7 million was attributable to CCUK and $1.6 million was attributable to Crown Atlantic (see "--Impact of Recently Issued Accounting Standards"), partially offset by

      (2) a $7.8 million increase in depreciation related to property and equipment from CCUK,

      (3) a $17.3 million increase in depreciation related to property and equipment and amortization of other intangible assets from CCUSA,

      (4) a $1.9 million increase in depreciation related to property and equipment from CCAL, and

      (5) a $2.1 million increase in depreciation related to property and equipment from Crown Atlantic.

   Interest and other income (expense) for the six months ended June 30, 2002 resulted primarily from:

      (1) charges of approximately $12.0 million for the write-down of investments in unconsolidated affiliates,

      (2) our share of losses incurred by unconsolidated affiliates and

      (3) costs incurred in connection with unsuccessful network acquisitions, partially offset by

      (4) interest income and foreign exchange gains from invested cash balances.

   Interest expense and amortization of deferred financing costs for the six months ended June 30, 2002 was $152.7 million, an increase of $12.9 million, or 9.2%, from the six months ended June 30, 2001. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 9 3/8% senior notes.

   The provision for income taxes of $5.3 million for the six months ended June 30, 2002 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from differences between book and tax basis for its property and equipment.

   Minority interests represent the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

  Liquidity and Capital Resources

   Our business strategy contemplates substantial capital expenditures, although reduced from previous years' levels, in connection with the selective expansion of our tower portfolios in the markets in which we currently operate. During the remainder of 2002 and continuing into 2003, we expect that the majority of our capital expenditures will occur at CCUK in connection with the development of the sites acquired from British Telecom.

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

   For the six months ended June 30, 2001 and 2002, our net cash provided by operating activities was $52.9 million and $70.0 million, respectively. For the six months ended June 30, 2001 and 2002, our net cash provided by (used for) financing activities was $1,088.8 million and $(18.4) million, respectively.
For the remaining six months of 2002, we expect that our net cash provided by operating activities will be between approximately $90 million and $110 million.

   Capital expenditures were $199.3 million for the six months ended June 30, 2002, of which $0.3 million were for CCIC, $73.0 million were for CCUSA, $16.7 million were for Crown Atlantic, $105.1 million were for CCUK and $4.1 million were for CCAL. We anticipate that we will build, through the end of 2002, approximately 230 to 250 towers in the United States at a cost of approximately $88 million and approximately 400 to 430 towers in the United Kingdom at a cost of approximately $87 million. In addition, we were obligated to pay a site access fee to British Telecom in the amount of (Pounds)100.0 million ($152.5 million). In April 2002, we reached agreement with British Telecom to defer until March 2003 payment of (Pounds)50.0 million ($76.2 million) of the (Pounds)100.0 million originally due March 2002; the other (Pounds)50.0 million ($73.4 million) was paid in the second quarter of 2002. We also expect to spend approximately $60 million in the United States for tower improvements, including enhancements to the structural capacity of our domestic towers in order to support the anticipated leasing. For the remaining six months of 2002, we expect that our total capital expenditures will be between approximately $90 million and $110 million. As such, we expect that our capital expenditures for this period will be fully funded by net cash provided by operating activities, as discussed above.

   We expect that the execution of our new tower build program will have a material impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments. We have increased our minimum acceptable level for internal rates of return on new tower builds given current market conditions, and may continue to decrease the number of new towers built in the future.

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

   As of June 30, 2002, we had consolidated cash and cash equivalents of $701.4 million (including $29.2 million at CCUSA, $111.3 million at CCUK, $47.9 million at Crown Atlantic, $13.9 million at CCAL, $353.6 million in an unrestricted investment subsidiary and $145.5 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $144.0 million, consolidated long-term debt of $3,469.0 million, consolidated redeemable preferred stock of $898.6 million and consolidated stockholders' equity of $2,212.0 million.

   In June of 2002, we paid our quarterly dividend on the 81/4% Convertible Preferred Stock by issuing 900,000 shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 81/4% Convertible Preferred Stock, we then repurchased the 900,000 shares of common stock from the dividend paying agent for $4.0 million in cash. We utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

   In July of 2002, we repurchased 8.5 million shares of our common stock for $18.3 million in cash. The shares purchased by us represented all of the remaining shares previously owned by affiliates of France Telecom. The purchase was conducted through a privately negotiated transaction. We utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase.

   We seek to allocate our available capital among the investment alternatives that provide the greatest returns given current market conditions. As such, we may continue to acquire sites, build new towers and make improvements to existing towers when the expected returns from such expenditures meet our investment criteria. In addition, we may utilize a portion of our available cash balances to repurchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

   As of August 1, 2002, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $45.0 million. As of August 1, 2002, our restricted U.S. and Australian subsidiaries had approximately $435.6 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

   In April 2002, ITV Digital ("ITVD") announced plans to liquidate its assets and returned its digital terrestrial television licenses to the UK Independent Television Commission (see "Item 5. Other Information"). The termination of the ITVD transmission contract is a Termination Event (a defined event of default) under the CCUK credit facility. We have entered into discussions with the banks in order to obtain an amendment to the CCUK credit facility such that the Termination Event would be cured. Based on these preliminary discussions, we do not currently believe that we will be required to prepay the outstanding borrowings under the CCUK credit facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, we have reclassified all the outstanding borrowings under the CCUK credit facility as current liabilities on our consolidated balance sheet as of June 30, 2002. If we are unable to obtain an amendment to the CCUK credit facility as discussed above, the uncured Termination Event would result in an event of default under the trust deed governing the CCUK bonds. As a result, we have also reclassified the principal amount of the CCUK bonds as a current liability on our consolidated balance sheet as of June 30, 2002. None of our other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contain default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments do not constitute events of default under any of our other debt instruments.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 91/2% senior notes, our 103/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $16.2 million, $11.9 million, $53.8 million and $42.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 111/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 111/4% discount notes will require annual cash interest payments of approximately $26.7 million, $51.9 million and $29.3 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our 123/4% exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $47.8 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($17.2 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

   As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 5/8% discount notes, the 10 3/8% discount notes and the 111/4% discount notes. The terms of the indebtedness of our subsidiaries significantly limit their ability to distribute cash to CCIC. As a result, we will be required to apply a portion of the net proceeds from the recent debt offerings to fund interest payments on the cash-pay notes. If we do not retain sufficient funds from the offerings or any future financing, we may not be able to make our interest payments on the cash-pay notes.

   Our joint venture agreements with Bell Atlantic Mobile and GTE (both now part of Verizon Communications) provide that, upon dissolution of either venture, Verizon Communications will receive (1) the shares of our common stock contributed to the venture and (2) a payment equal to a percentage of the fair market value (at the dissolution date) of the venture's other net assets. As of June 30, 2002, such percentages would be approximately 24.1% for the Bell Atlantic Mobile venture and 11.0% for the GTE venture. The 24.1% payment for the Bell Atlantic Mobile venture could be paid either in cash or shares of our common stock, at our election. The 11.0% payment for the GTE venture could only be paid in cash. A dissolution of either venture may be triggered (1) by Verizon Communications at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary). Our joint venture with Bell Atlantic Mobile was formed on March 31, 1999, and our joint venture with GTE was formed on January 31, 2000.

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

  Restructuring Charges and Asset Write-Down Charges

   For the six months ended June 30, 2002, we recorded cash charges of $3.7 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. We expect that the total charges reflected in our 2002 results of operations for this CCUK restructuring will be between approximately $7.0 million and $13.0 million. For the six months ended June 30, 2002, we also recorded cash charges of $2.5 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring.

   During the six months ended June 30, 2002, we abandoned a portion of our construction in process related to certain open projects and recorded related asset write-down charges of $24.3 million for CCUSA and $8.0 million for Crown Atlantic. For the six months ended June 30, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment. For the six months ended June 30, 2001, we recorded asset write-down charges of $12.3 million in connection with the July 2001 restructuring. Such non-cash charges related to write-downs of certain inventories ($3.8 million), property and equipment ($5.2 million), and other assets ($3.3 million) that were deemed to have no value as a result of the restructuring.

  Reporting Requirements Under the Indentures Governing the Company's Debt Securities (the "Indentures") and the Certificate of Designations Governing the Company's 123/4% Senior Exchangeable Preferred Stock (the "Certificate")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                                            June 30, 2002
                                         ----------------------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  188,590   $  512,785   $        --   $  701,375
Other current assets....................     287,642      135,703            --      423,345
Property and equipment, net.............   3,334,405    1,592,169            --    4,926,574
Investments.............................      56,500           --            --       56,500
Investments in Unrestricted Subsidiaries   2,117,542           --    (2,117,542)          --
Goodwill................................     164,023      876,260            --    1,040,283
Other assets, net.......................     124,611       27,347            --      151,958
                                          ----------   ----------   -----------   ----------
                                          $6,273,313   $3,144,264   $(2,117,542)  $7,300,035
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  212,082   $  524,571   $        --   $  736,653
Long-term debt, less current maturities.   2,817,257      300,000            --    3,117,257
Other liabilities.......................      38,063      126,895            --      164,958
Minority interests......................      95,255       75,256            --      170,511
Redeemable preferred stock..............     898,630           --            --      898,630
Stockholders' equity....................   2,212,026    2,117,542    (2,117,542)   2,212,026
                                          ----------   ----------   -----------   ----------
                                          $6,273,313   $3,144,264   $(2,117,542)  $7,300,035
                                          ==========   ==========   ===========   ==========

                                  Three Months Ended June 30, 2002        Six Months Ended June 30, 2002
                               -------------------------------------  -------------------------------------
                               Company and                            Company and
                                Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                               Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                               ------------ ------------ ------------ ------------ ------------ ------------
                                                         (In thousands of dollars)
Net revenues..................   $124,572     $100,959     $225,531    $ 246,820     $199,328    $ 446,148
Costs of operations (exclusive
  of depreciation and
  amortization)...............     60,027       51,766      111,793      116,594      100,990      217,584
General and administrative....     21,304        7,428       28,732       39,588       10,932       50,520
Corporate development.........      1,733           --        1,733        3,972           --        3,972
Restructuring charges.........         96            4          100        2,222        3,730        5,952
Asset write-down charges......        597          168          765       24,318        8,388       32,706
Non-cash general and
  administrative
  compensation charges........        872          454        1,326        1,744          896        2,640
Depreciation and
  amortization................     50,840       25,332       76,172       98,624       49,263      147,887
                                 --------     --------     --------    ---------     --------    ---------
Operating income (loss).......    (10,897)      15,807        4,910      (40,242)      25,129      (15,113)
Interest and other income
  (expense)...................     (6,883)      10,723        3,840       (7,482)       5,232       (2,250)
Interest expense and
  amortization of deferred
  financing costs.............    (65,231)     (11,157)     (76,388)    (129,348)     (23,359)    (152,707)
Provision for income taxes....       (102)        (582)        (684)        (190)      (5,153)      (5,343)
Minority interests............      1,032       (1,308)        (276)       2,555          867        3,422
                                 --------     --------     --------    ---------     --------    ---------
Net loss......................   $(82,081)    $ 13,483     $(68,598)   $(174,707)    $  2,716    $(171,991)
                                 ========     ========     ========    =========     ========    =========

   Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the "1997 and 1998 Securities") and
(2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 111/4% Discount Notes, the 91/2% Senior Notes, the 103/4% Senior Notes and the 9 3/8% Senior Notes (the "1999, 2000 and 2001 Securities"):

                                                                      1997 and 1998 1999, 2000 and 2001
                                                                       Securities       Securities
                                                                      ------------- -------------------
                                                                          (In thousands of dollars)
Tower Cash Flow, for the three months ended June 30, 2002............   $  50,753        $  50,753
                                                                        =========        =========
Consolidated Cash Flow, for the twelve months ended June 30, 2002....   $ 174,585        $ 182,737
Less: Tower Cash Flow, for the twelve months ended June 30, 2002.....    (185,198)        (185,198)
Plus: four times Tower Cash Flow, for the three months ended June 30,
  2002...............................................................     203,012          203,012
                                                                        ---------        ---------
Adjusted Consolidated Cash Flow, for the twelve months ended June 30,
  2002...............................................................   $ 192,399        $ 200,551
                                                                        =========        =========

  Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We have adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on our consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were approximately $26.0 million, $11.5 million and $14.5 million at January 1, 2002, respectively, and $26.0 million, $12.2 million and $13.8 million at June 30, 2002, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of approximately $1.5 million for each of the years ending December 31, 2002 through 2006. We have no other intangible assets from prior business combinations.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with our existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization,

(3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. We have adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. We have completed our transitional impairment tests and have determined that no impairment losses for goodwill and other intangible assets will be recorded as a result of the adoption of SFAS 142. We expect that our depreciation and amortization expense will decrease by approximately $60.6 million per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, our net loss and loss per share for the three and six months ended June 30, 2001 would have been $69.4 million ($0.42 per share) and $122.1 million ($0.76 per share), respectively.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2002 would impact our interest expense by approximately $10.2 million. As of June 30, 2002, we have approximately $1,165.4 million of floating rate indebtedness, of which approximately $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

                          PART II-- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of the stockholders of the Company was held on May 29, 2002, at which meeting the stockholders voted to elect Dale N. Hatfield, Lee W. Hogan and Robert F. McKenzie as Class I Directors and ratified the appointment of KPMG LLP as independent public accountants for 2002. The voting results for each proposal submitted to a vote is listed below.

Election of Class I Directors

   Dale N. Hatfield--184,499,212 votes for and 1,225,890 votes withheld.

   Lee W. Hogan--185,127,206 votes for and 597,896 votes withheld.

   Robert F. McKenzie--183,159,452 votes for and 2,565,650 votes withheld.

Ratification of Appointment of KPMG LLP as Independent Auditors for 2002

   184,090,930 votes for, 1,598,600 votes against and 35,572 votes abstaining.

   The holders of the Company's 8 1/4% Convertible Preferred Stock were entitled to vote on an as converted basis on each of the proposals with the common stock, voting as a single class, and such votes are included in the voting results of the common stock set forth for each of the proposals above.

ITEM 5. OTHER INFORMATION


   From 1999 to March 2002, pursuant to a digital transmission contract with an original term of twelve years, CCUK was responsible for the transmission of the ITV Digital ("ITVD") signal through the CCUK-owned digital terrestrial television ("DTT") network to approximately 1.2 million subscribers in the U.K. In April 2002, after a U.K. court approved an application by ITVD to be placed into administration (similar to a Chapter 11 bankruptcy proceeding in the United States) and unsuccessful efforts by the administrator to sell the ITVD business as a going concern, ITVD announced plans to liquidate its assets and returned its DTT licenses to the UK Independent Television Commission ("ITC"). CCUK had gross revenues of approximately $27.6 million annually under the ITVD transmission contract. ITVD represented approximately 12% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company.

   Following the return of the licenses by ITVD, the ITC announced a process for reawarding the three digital multiplex licenses which ITVD previously held. In June 2002, CCUK and the BBC submitted linked applications for these licenses. On July 4, 2002, the ITC conditionally awarded the license for one multiplex to the BBC and the license for two multiplexes to CCUK. No license fees were paid to the UK government with respect to the award of the multiplex licenses other than an approximately $38,000 application fee per multiplex.

   CCUK has entered into a preliminary agreement with the BBC to provide a transmission and distribution service for the multiplex awarded to the BBC. CCUK has also entered into a preliminary agreement with BSkyB to provide a transmission, distribution and multiplexing service in relation to 75% of the available capacity of one of the multiplexes awarded to CCUK. CCUK expects to enter into additional agreements to provide transmission, distribution and multiplexing services to channel providers for the other multiplex capacity awarded to CCUK. Starting in the first quarter of 2003, CCUK expects to generate annual revenues from the BBC, BSkyB and other broadcasters of between approximately $26 million and $30 million from the provision of transmission, distribution and multiplexing services related to the new multiplex licenses.

   CCUK has already invested, as a result of its previous contract with ITVD, substantially all of the capital required to provide the services described above. CCUK expects to invest approximately an additional $3 million to increase the power of the transmission network at a number of sites. CCUK is already incurring, again by virtue of its previous contract with ITVD, substantially all of the operating costs required to provide these services (including payments to British Telecom for distribution circuits and payments to NTL for site rental). In total, CCUK is incurring annual operating expenses of between approximately $20 million and $23 million from the provision of transmission, distribution and multiplexing services to the BBC, BSkyB and other broadcasters related to the new multiplex licenses.

   The termination of the ITVD transmission contract is a Termination Event (a defined event of default) under the CCUK credit facility. We have entered into discussions with the banks in order to obtain an amendment to the CCUK credit facility such that the Termination Event would be cured. Based on these preliminary discussions, we do not currently believe that we will be required to prepay the outstanding borrowings under the CCUK credit facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, we have reclassified all the outstanding borrowings under the CCUK credit facility as current liabilities on our consolidated balance sheet as of June 30, 2002. If we are unable to obtain an amendment to the CCUK credit facility as discussed above, the uncured Termination Event would result in an event of default under the trust deed governing the CCUK bonds. As a result, we have also reclassified the principal amount of the CCUK bonds as a current liability on our consolidated balance sheet as of June 30, 2002. None of our other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contain default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments do not constitute events of default under any of our other debt instruments.

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

   The Registrant filed a Current Report on Form 8-K dated May 9, 2002 with the SEC on May 15, 2002 furnishing under Item 9 revised guidance through 2004 as disclosed in a press release dated May 9, 2002 setting forth the Registrant's financial results for the first quarter 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN CASTLE INTERNATIONAL CORP.


Date: August 13, 2002 By:       /s/  W. BENJAMIN MORELAND
                          -------------------------------------
                                  W. Benjamin Moreland
                                 Senior Vice President,
                          Chief Financial Officer and Treasurer
                              (Principal Financial Officer)



Date: August 13, 2002 By:            /s/  WESLEY D. CUNNINGHAM
                          ---------------------------------------
                                       Wesley D. Cunningham
                          Senior Vice President, Chief Accounting Officer
                                     and Corporate Controller
                                  (Principal Accounting Officer)

                           Certification Pursuant to
                            18 U.S.C. Section 1350
     As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   In connection with the Quarterly Report on Form 10-Q of Crown Castle International Corp., a Delaware Corporation (the "Company"), for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of such officer's knowledge:

    1) the Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of June 30, 2002 (the last date of the period covered by the Report).

                                                       /s/  JOHN P. KELLY
                                                  -----------------------------
                                                  John P. Kelly
                                                  President and Chief Executive
                                                  Officer
                                                  August 13, 2002


                                                   /s/   W. BENJAMIN MORELAND
                                                  -----------------------------
                                                  W. Benjamin Moreland
                                                  Senior Vice President, Chief
                                                  Financial
                                                  Officer and Treasurer
                                                  August 13, 2002