Form 10-Q
period 2002-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2002-11-15
CIK 1051470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

Yes [X]   No   [_]

 Number of shares of common stock outstanding at November 1, 2002: 214,047,006

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Balance Sheet at December 31, 2001 and September 30, 2002........................   3

       Consolidated Statement of Operations and Comprehensive Loss for the three and nine months
         ended September 30, 2001 and 2002...........................................................   4

       Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and
         2002........................................................................................   5

       Condensed Notes to Consolidated Financial Statements..........................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................  39

   Item 4.  Controls and Procedures..................................................................  39

PART II--OTHER INFORMATION

   Item 5.  Other Information........................................................................  40

   Item 6.  Exhibits and Reports on Form 8-K.........................................................  41

   Signatures and Certifications.....................................................................  42

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                                                    December 31, September 30,
                                                                                        2001         2002
                                                                                    ------------ -------------
                                                                                                  (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................  $  804,602   $   605,319
   Receivables:
       Trade, net of allowance for doubtful accounts of $24,785 and $24,792 at
         December 31, 2001 and September 30, 2002, respectively....................     188,496       163,289
       Other.......................................................................       2,364         7,886
   Short-term investments..........................................................      72,963        78,804
   Inventories.....................................................................     102,771        77,556
   Prepaid expenses and other current assets.......................................      44,865        58,446
                                                                                     ----------   -----------
              Total current assets.................................................   1,216,061       991,300
Property and equipment, net of accumulated depreciation of $566,837 and $799,416
  at December 31, 2001 and September 30, 2002, respectively........................   4,844,912     4,856,346
Investments........................................................................     128,500        29,500
Goodwill, net of accumulated amortization of $152,451 at December 31, 2001.........   1,036,914     1,039,657
Deferred financing costs and other assets, net of accumulated amortization of
  $32,859 and $42,431 at December 31, 2001 and September 30, 2002,
  respectively.....................................................................     149,071       127,662
                                                                                     ----------   -----------
                                                                                     $7,375,458   $ 7,044,465
                                                                                     ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................  $  104,149   $    75,684
   Accrued interest................................................................      60,081        32,122
   Accrued compensation and related benefits.......................................      13,553        12,157
   Deferred rental revenues and other accrued liabilities..........................     204,584       218,506
   Long-term debt, current maturities..............................................      29,086       369,091
                                                                                     ----------   -----------
              Total current liabilities............................................     411,453       707,560
Long-term debt, less current maturities............................................   3,394,011     2,998,418
Other liabilities..................................................................     157,549       166,948
                                                                                     ----------   -----------
              Total liabilities....................................................   3,963,013     3,872,926
                                                                                     ----------   -----------
Commitments and contingencies
Minority interests.................................................................     168,936       169,174
Redeemable preferred stock.........................................................     878,861       837,552
Stockholders' equity:
   Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
     December 31, 2001--218,804,363 and September 30, 2002--
     215,356,606...................................................................       2,188         2,153
   Additional paid-in capital......................................................   3,301,023     3,309,280
   Accumulated other comprehensive loss............................................     (43,246)       (2,650)
   Accumulated deficit.............................................................    (895,317)   (1,143,970)
                                                                                     ----------   -----------
              Total stockholders' equity...........................................   2,364,648     2,164,813
                                                                                     ----------   -----------
                                                                                     $7,375,458   $ 7,044,465
                                                                                     ==========   ===========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                                                           Three Months Ended    Nine Months Ended
                                                                             September 30,         September 30,
                                                                          -------------------  --------------------
                                                                             2001      2002       2001       2002
                                                                          ---------  --------  ---------  ---------
Net revenues:
    Site rental and broadcast transmission............................... $ 146,222  $166,343  $ 420,064  $ 498,559
    Network services and other...........................................    72,174    61,081    240,701    175,013
                                                                          ---------  --------  ---------  ---------
                                                                            218,396   227,424    660,765    673,572
                                                                          ---------  --------  ---------  ---------
Operating expenses:
    Costs of operations (exclusive of depreciation and amortization):
       Site rental and broadcast transmission............................    58,856    70,591    176,150    198,603
       Network services and other........................................    50,241    47,388    169,248    136,960
    General and administrative...........................................    21,458    21,461     77,818     71,981
    Corporate development................................................     2,679     2,060      9,890      6,032
    Restructuring charges................................................    19,252       657     19,252      6,609
    Asset write-down charges.............................................     3,738    14,540     16,010     47,246
    Non-cash general and administrative compensation charges.............     1,949     1,351      4,724      3,991
    Depreciation and amortization........................................    78,525    77,280    227,372    225,167
                                                                          ---------  --------  ---------  ---------
                                                                            236,698   235,328    700,464    696,589
                                                                          ---------  --------  ---------  ---------
Operating income (loss)..................................................   (18,302)   (7,904)   (39,699)   (23,017)
Other income (expense):
    Interest and other income (expense)..................................    (1,462)   20,579      6,174     18,329
    Interest expense and amortization of deferred financing costs........   (79,091)  (78,127)  (218,921)  (230,834)
                                                                          ---------  --------  ---------  ---------
Loss before income taxes and minority interests..........................   (98,855)  (65,452)  (252,446)  (235,522)
Provision for income taxes...............................................   (11,727)     (101)   (11,787)    (5,444)
Minority interests.......................................................       252       (75)     1,115      3,347
                                                                          ---------  --------  ---------  ---------
Net loss.................................................................  (110,330)  (65,628)  (263,118)  (237,619)
Dividends on preferred stock, net of gains on repurchases of preferred
 stock...................................................................   (19,000)   29,932    (58,770)   (11,034)
                                                                          ---------  --------  ---------  ---------
Net loss after deduction of dividends on preferred stock, net of gains on repurchases of preferred stock.......................................... $(129,330) $(35,696) $(321,888) $(248,653)
                                                                          =========  ========  =========  =========
Net loss................................................................. $(110,330) $(65,628) $(263,118) $(237,619)
Other comprehensive income (loss):
    Foreign currency translation adjustments.............................    37,776     2,963     (7,689)    43,153
    Derivative instruments:
       Net change in fair value of cash flow hedging instruments.........    (6,986)   (4,325)   (10,004)    (6,978)
       Amounts reclassified into results of operations...................       786     1,554        920      4,421
                                                                          ---------  --------  ---------  ---------
Comprehensive loss before cumulative effect of change in accounting......   (78,754)  (65,436)  (279,891)  (197,023)
Cumulative effect of change in accounting principle for derivative
 financial instruments...................................................        --        --        178         --
                                                                          ---------  --------  ---------  ---------
Comprehensive loss....................................................... $ (78,754) $(65,436) $(279,713) $(197,023)
                                                                          =========  ========  =========  =========
Loss per common share--basic and diluted................................. $   (0.60) $  (0.16) $   (1.51) $   (1.14)
                                                                          =========  ========  =========  =========
Common shares outstanding--basic and diluted (in thousands)..............   214,986   216,656    213,413    218,991
                                                                          =========  ========  =========  =========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                       2001        2002
                                                                                   -----------  ---------
Cash flows from operating activities:
  Net loss........................................................................ $  (263,118) $(237,619)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization.................................................     227,372    225,167
    Amortization of deferred financing costs and discounts on long-term debt......      68,085     74,859
    Asset write-down charges......................................................      16,010     47,246
    Equity in losses and write-downs of unconsolidated affiliates.................       3,002     27,710
    Non-cash general and administrative compensation charges......................       4,724      3,991
    Gains on purchases of long-term debt..........................................          --    (29,998)
    Minority interests............................................................      (1,115)    (3,347)
    Changes in assets and liabilities, excluding the effects of acquisitions:
     (Increase) decrease in receivables...........................................     (42,501)    31,812
     (Increase) decrease in inventories, prepaid expenses and other assets........     (68,911)     6,447
     Increase (decrease) in accounts payable......................................         811    (31,133)
     Decrease in accrued interest.................................................      (2,624)   (28,467)
     Increase (decrease) in deferred rental revenues and other liabilities........     136,973     (4,295)
                                                                                   -----------  ---------
       Net cash provided by operating activities..................................      78,708     82,373
                                                                                   -----------  ---------
Cash flows from investing activities:
  Maturities of investments.......................................................     211,000    250,963
  Proceeds from disposition of property and equipment.............................          --     22,476
  Capital expenditures............................................................    (561,112)  (237,279)
  Purchases of investments........................................................    (173,500)  (157,804)
  Investments in affiliates and other, including escrow deposit...................    (415,249)   (13,940)
  Acquisitions of businesses and assets, net of cash acquired.....................    (152,127)    (1,197)
                                                                                   -----------  ---------
       Net cash used for investing activities.....................................  (1,090,988)  (136,781)
                                                                                   -----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of capital stock.........................................     352,724        909
  Net borrowings (payments) under revolving credit agreements.....................     281,829    (50,000)
  Purchases of capital stock......................................................          --    (45,453)
  Purchases of long-term debt.....................................................          --    (45,300)
  Principal payments on long-term debt............................................          --    (15,245)
  Proceeds from issuance of long-term debt........................................     450,000         --
  Proceeds from issuance of subsidiary stock to minority shareholder..............      16,434         --
  Incurrence of financing costs...................................................     (12,058)        --
                                                                                   -----------  ---------
       Net cash provided by (used for) financing activities.......................   1,088,929   (155,089)
                                                                                   -----------  ---------
Effect of exchange rate changes on cash...........................................       6,213     10,214
                                                                                   -----------  ---------
Net increase (decrease) in cash and cash equivalents..............................      82,862   (199,283)
Cash and cash equivalents at beginning of period..................................     453,833    804,602
                                                                                   -----------  ---------
Cash and cash equivalents at end of period........................................ $   536,695  $ 605,319
                                                                                   ===========  =========
Supplemental disclosure of cash flow information:
  Interest paid................................................................... $   154,938  $ 183,128
  Income taxes paid...............................................................          60        298

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

   The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2001, and related notes thereto, included in the Annual Report on Form 10-K/A-1 (the "Form 10-K/A-1") filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2002, the consolidated results of operations for the three and nine months ended September 30, 2001 and 2002, and the consolidated cash flows for the nine months ended September 30, 2001 and 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the prior period's financial statements to be consistent with the presentation in the current period.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   As of September 30, 2002, the accumulated other comprehensive loss in consolidated stockholders' equity includes $10,549,000 in losses related to derivative instruments.

  Business Combinations, Goodwill and Long-Lived Assets

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company has adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company's consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were $26,000,000, $11,483,000 and $14,517,000 at January 1,
2002, respectively, and $26,000,000, $12,572,000 and $13,428,000 at September
30, 2002, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of $1,452,000 for each of the years ending December 31, 2002 through 2006. The Company has no other intangible assets from prior business combinations.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to September 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has completed its transitional impairment tests and has determined that no impairment losses for goodwill and other intangible assets were to be recorded upon the adoption of SFAS 142. The Company expects that its depreciation and amortization expense will decrease by approximately $60,617,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded,

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES and if amortization of other intangible assets had been recorded using the revised life, the Company's net loss and loss per share for the three and nine months ended September 30, 2001 would have been as follows:

                                                                   Three Months     Nine Months
                                                                       Ended           Ended
                                                                   September 30,   September 30,
                                                                       2001            2001
                                                                   -------------   -------------
                                                                   (In thousand of dollars, except
                                                                       per share amounts)
Net loss, as reported.............................................   $(110,330)      $(263,118)
Add back: amortization of goodwill................................      15,209          45,348
Adjust: amortization of other intangible assets...................         287             861
                                                                     ---------       ---------
Net loss, as adjusted.............................................     (94,834)       (216,909)
Dividends on preferred stock......................................     (19,000)        (58,770)
                                                                     ---------       ---------
Net loss applicable to common stock for basic and diluted
  computations, as adjusted.......................................   $(113,834)      $(275,679)
                                                                     =========       =========
Per common share--basic and diluted:..............................
       Net loss, as reported......................................   $   (0.60)      $   (1.51)
       Amortization of goodwill...................................        0.07            0.21
       Adjustment for amortization of other intangible assets.....          --            0.01
                                                                     ---------       ---------
       Net loss, as adjusted......................................   $   (0.53)      $   (1.29)
                                                                     =========       =========

   A summary of goodwill by operating segment is as follows:

                                     Nine Months Ended September 30, 2002
                                    ---------------------------------------
                                                       Crown   Consolidated
                                     CCUSA     CCUK   Atlantic    Total
                                    -------- -------- -------- ------------
                                           (In thousands of dollars)
    Balance at beginning of period. $164,023 $817,514 $55,377   $1,036,914
    Effect of exchange rate changes       --    2,743      --        2,743
                                    -------- -------- -------   ----------
    Balance at end of period....... $164,023 $820,257 $55,377   $1,039,657
                                    ======== ======== =======   ==========

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company has not yet determined the effect that the adoption of SFAS 143 will have on its consolidated financial statements.


   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS
121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The adoption of the requirements of SFAS 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

  Other Pronouncements

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on the Company's consolidated statement of operations. Any such gains or losses classified as an extraordinary item in prior periods will be reclassified in future financial statement presentations. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company has adopted the provisions of SFAS 145 as of January 1, 2002. See Note 3.

   In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company will adopt the requirements of SFAS 146 as of January 1, 2003.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

3.  Long-term Debt

   Long-term debt consists of the following:

                                                        December 31, September 30,
                                                            2001         2002
                                                        ------------ -------------
                                                        (In thousands of dollars)
2000 Credit Facility...................................  $  700,000   $  700,000
CCUK Credit Facility...................................     172,050      169,129
Crown Atlantic Credit Facility.........................     300,000      250,000
9% Guaranteed Bonds due 2007...........................     177,401      190,462
10 5/8% Senior Discount Notes due 2007, net of discount     229,321      244,438
10 3/8% Senior Discount Notes due 2011, net of discount     393,320      408,617
9% Senior Notes due 2011...............................     180,000      174,000
111/4% Senior Discount Notes due 2011, net of discount.     196,005      185,833
91/2% Senior Notes due 2011............................     125,000      121,115
103/4% Senior Notes due 2011...........................     500,000      486,040
9 3/8% Senior Notes due 2011...........................     450,000      437,875
                                                         ----------   ----------
                                                          3,423,097    3,367,509
Less: current maturities...............................     (29,086)    (369,091)
                                                         ----------   ----------
                                                         $3,394,011   $2,998,418
                                                         ==========   ==========

  CCUK Credit Facility

   In April 2002, ITV Digital ("ITVD", a significant customer of CCUK) announced plans to liquidate its assets and returned its digital terrestrial television multiplex licenses to the UK Independent Television Commission (See
Note 10). The termination of the ITVD transmission contract is a Termination Event (a defined event of default) under the CCUK Credit Facility. The Company has entered into discussions with the banks in order to obtain an amendment to the CCUK Credit Facility such that the Termination Event would be cured. Based on these discussions, the Company does not currently believe that it will be required to prepay the outstanding borrowings under the CCUK Credit Facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, the Company has reclassified all the outstanding borrowings under the CCUK Credit Facility as current liabilities on its consolidated balance sheet as of September 30, 2002.

   If the Company is unable to obtain an amendment to the CCUK Credit Facility as discussed above, the uncured Termination Event could result in an event of default under the trust deed governing the 9% Guaranteed Bonds due 2007 (the "CCUK Bonds"). As a result, the Company has also reclassified the principal amount of the CCUK Bonds as a current liability on its consolidated balance sheet as of September 30, 2002. None of the Company's other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contain default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments do not constitute events of default under any of the Company's other debt instruments.

  Crown Atlantic Credit Facility

   In September 2002, Crown Atlantic repaid $50,000,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect this repayment.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Repurchases of the Company's Debt Securities

   In August and September of 2002, the Company began repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 4 and 5). Through September 30, 2002, the Company repurchased debt securities with an aggregate principal amount (at maturity) of $90,860,000. Such debt securities had an aggregate carrying value (net of unamortized discounts) of $81,856,000. The Company utilized $50,329,000 in cash from an Unrestricted investment subsidiary to effect these debt repurchases. The debt repurchases resulted in gains of $29,998,000 ($0.14 per share for both the three and nine months ended September 30, 2002). Such gains are included in interest and other income (expense) on the Company's consolidated statement of operations. The Company repurchased additional debt securities in October 2002 (see Note 11).

  Reporting Requirements Under the Indentures Governing the Company's Debt Securities (the"Indentures") and the Certificate of Designations Governing the Company's 123/4% Senior Exchangeable Preferred Stock (the "Certificate")

   The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company's measure of the following information may not be comparable to similarly titled measures of other companies.

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                          September 30, 2002
                                         ----------------------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  200,808   $  404,511   $        --   $  605,319
Other current assets....................     240,780      145,201            --      385,981
Property and equipment, net.............   3,256,883    1,599,463            --    4,856,346
Investments.............................      29,500           --            --       29,500
Investments in Unrestricted Subsidiaries   2,061,815           --    (2,061,815)          --
Goodwill................................     164,023      875,634            --    1,039,657
Other assets, net.......................     103,654       24,008            --      127,662
                                          ----------   ----------   -----------   ----------
                                          $6,057,463   $3,048,817   $(2,061,815)  $7,044,465
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  177,491   $  530,069   $        --   $  707,560
Long-term debt, less current maturities.   2,748,418      250,000            --    2,998,418
Other liabilities.......................      36,168      130,780            --      166,948
Minority interests......................      93,021       76,153            --      169,174
Redeemable preferred stock..............     837,552           --            --      837,552
Stockholders' equity....................   2,164,813    2,061,815    (2,061,815)   2,164,813
                                          ----------   ----------   -----------   ----------
                                          $6,057,463   $3,048,817   $(2,061,815)  $7,044,465
                                          ==========   ==========   ===========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                               Three Months Ended September 30, 2002   Nine Months Ended September 30, 2002
                               -------------------------------------  -------------------------------------
                               Company and                            Company and
                                Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                               Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                               ------------ ------------ ------------ ------------ ------------ ------------
                                                         (In thousands of dollars)
Net revenues..................   $121,958     $105,466     $227,424    $ 368,778     $304,794    $ 673,572
Costs of operations (exclusive
  of depreciation and
  amortization)...............     61,462       56,517      117,979      178,056      157,507      335,563
General and administrative....     18,299        3,162       21,461       57,887       14,094       71,981
Corporate development.........      2,060           --        2,060        6,032           --        6,032
Restructuring charges.........        423          234          657        2,645        3,964        6,609
Asset write-down charges......     11,954        2,586       14,540       36,272       10,974       47,246
Non-cash general and
  administrative
  compensation charges........        872          479        1,351        2,616        1,375        3,991
Depreciation and
  amortization................     50,368       26,912       77,280      148,992       76,175      225,167
                                 --------     --------     --------    ---------     --------    ---------
Operating income (loss).......    (23,480)      15,576       (7,904)     (63,722)      40,705      (23,017)
Interest and other income
  (expense)...................     30,802      (10,223)      20,579       23,320       (4,991)      18,329
Interest expense and
  amortization of deferred
  financing costs.............    (65,899)     (12,228)     (78,127)    (195,247)     (35,587)    (230,834)
Provision for income taxes....       (108)           7         (101)        (298)      (5,146)      (5,444)
Minority interests............        822         (897)         (75)       3,377          (30)       3,347
                                 --------     --------     --------    ---------     --------    ---------
Net income (loss).............   $(57,863)    $ (7,765)    $(65,628)   $(232,570)    $ (5,049)   $(237,619)
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

                                                                        1997 and    1999, 2000
                                                                          1998       and 2001
                                                                       Securities   Securities
                                                                       ----------   ----------
                                                                       (In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2002........ $  48,977    $  48,977
                                                                       =========    =========
Consolidated Cash Flow, for the twelve months ended September 30, 2002 $ 172,299    $ 180,276
Less: Tower Cash Flow, for the twelve months ended September 30, 2002.  (194,483)    (194,483)
Plus: four times Tower Cash Flow, for the three months ended
  September 30, 2002..................................................   195,908      195,908
                                                                       ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended
  September 30, 2002.................................................. $ 173,724    $ 181,701
                                                                       =========    =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Letters of Credit

   In April 2002, CCUK issued a letter of credit to British Telecom in connection with a site acquisition agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)50,000,000 (approximately $77,875,000) and expires on March 31, 2003.

   In September 2002, the Company issued a letter of credit to one of its insurers in connection with certain contingent retirement obligations under various tower site land leases. The letter of credit was issued through one of CCUSA's lenders in the amount of $7,450,000 and expires on August 22, 2003.

4.  Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                                        December 31, September 30,
                                                                            2001         2002
                                                                        ------------ -------------
                                                                        (In thousands of dollars)
123/4% Senior Exchangeable Preferred Stock; shares issued:
 December 31, 2001--291,444 and September 30, 2002--311,442
   (stated at mandatory redemption and aggregate liquidation value)....   $292,992     $313,097
81/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
 200,000 (stated net of unamortized value of warrants; mandatory
   redemption and aggregate liquidation value of $200,000).............    195,793      196,101
6.25% Convertible Preferred Stock; shares issued:
 December 31, 2001--8,050,000 and September 30, 2002--6,761,000
   (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value: December 31, 2001--$402,500 and
   September 30, 2002--$338,050).......................................    390,076      328,354
                                                                          --------     --------
                                                                          $878,861     $837,552
                                                                          ========     ========

   In August and September of 2002, the Company began repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 3 and 5). Through September 30, 2002, the Company repurchased shares of preferred stock with an aggregate redemption amount of $73,219,000. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs) of $71,352,000. The Company utilized $21,546,000 in cash from an Unrestricted investment subsidiary to effect these preferred stock repurchases. The preferred stock repurchases resulted in gains of $49,806,000. Such gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share. The Company repurchased additional shares of preferred stock in October 2002 (see
Note 11).

   In June and September of 2002, the Company paid its quarterly dividends on the 81/4% Convertible Preferred Stock by issuing a total of 2,565,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 81/4% Convertible Preferred Stock, the Company repurchased the 2,565,000 shares of common stock from the dividend paying agent for a total of $8,109,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchases. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock (see note 5).

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

5.  Stockholders' Equity

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

   In August and September of 2002, the Company began repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 3 and 4). Through September 30, 2002, the Company repurchased a total of 201,300 shares of common stock. The Company utilized $399,000 in cash from an Unrestricted investment subsidiary to effect these common stock repurchases. The Company repurchased additional shares of common stock in October 2002 (see Note 11).

6.  Per Share Information

   Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                       Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                      ------------------------  ------------------------
                                                         2001         2002         2001         2002
                                                       ---------     --------    ---------    ---------
                                                      (In thousands of dollars, except per share amounts)
Net loss............................................. $(110,330)    $(65,628)   $(263,118)   $(237,619)
Dividends on preferred stock.........................   (19,000)     (19,874)     (58,770)     (60,840)
Gains on repurchases of preferred stock..............        --       49,806           --       49,806
                                                       ---------     --------    ---------    ---------
Net loss applicable to common stock for basic and
  diluted computations............................... $(129,330)    $(35,696)   $(321,888)   $(248,653)
                                                       =========     ========    =========    =========
Weighted-average number of common shares
  outstanding during the period for basic and diluted
  computations (in thousands)........................   214,986      216,656      213,413      218,991
                                                       =========     ========    =========    =========
Loss per common share - basic and diluted............ $   (0.60)    $  (0.16)   $   (1.51)   $   (1.14)
                                                       =========     ========    =========    =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of September 30, 2002: (1) options to purchase 23,614,871 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 81/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock and
(5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 9,167,457 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

7.  Commitments and Contingencies

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The financial results for the Company's operating segments are as follows:

                                                   Three Months Ended September 30, 2002
                                     -----------------------------------------------------------------
                                                                                 Corporate
                                                                        Crown     Office   Consolidated
                                        CCUSA      CCAL       CCUK     Atlantic  and Other    Total
                                     ----------  --------  ----------  --------  --------- ------------
                                                         (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $   80,950  $  6,350  $   55,230  $ 23,813  $     --   $  166,343
   Network services and other.......     34,031       627      19,226     7,197        --       61,081
                                     ----------  --------  ----------  --------  --------   ----------
                                        114,981     6,977      74,456    31,010        --      227,424
                                     ----------  --------  ----------  --------  --------   ----------
Costs of operations (exclusive of
  depreciation and amortization)....     58,902     2,560      43,752    12,765        --      117,979
General and administrative..........     13,690     1,328       1,342     1,328     3,773       21,461
Corporate development...............         --        --          --        --     2,060        2,060
                                     ----------  --------  ----------  --------  --------   ----------
Adjusted EBITDA.....................     42,389     3,089      29,362    16,917    (5,833)      85,924
Restructuring charges (credits).....       (151)       --         284       (50)      574          657
Asset write-down charges............      9,601        --          --     2,586     2,353       14,540
Non-cash general and administrative
  compensation charges..............        532        --         479        --       340        1,351
Depreciation and amortization.......     46,401     3,547      16,464    10,386       482       77,280
                                     ----------  --------  ----------  --------  --------   ----------
Operating income (loss).............    (13,994)     (458)     12,135     3,995    (9,582)      (7,904)
Interest and other income
  (expense).........................        (57)      (14)      1,017        79    19,554       20,579
Interest expense and amortization of
  deferred financing costs..........     (9,658)     (864)     (7,419)   (4,809)  (55,377)     (78,127)
Provision for income taxes..........         --      (108)          7        --        --         (101)
Minority interests..................         74       748          --      (897)       --          (75)
                                     ----------  --------  ----------  --------  --------   ----------
Net income (loss)................... $  (23,635) $   (696) $    5,740  $ (1,632) $(45,405)  $  (65,628)
                                     ==========  ========  ==========  ========  ========   ==========
Capital expenditures................ $    8,791  $    420  $   23,259  $  5,471  $     62   $   38,003
                                     ==========  ========  ==========  ========  ========   ==========
Total assets (at period end)........ $3,441,970  $267,595  $1,909,749  $846,317  $578,834   $7,044,465
                                     ==========  ========  ==========  ========  ========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                  Nine Months Ended September 30, 2002
                                     -------------------------------------------------------------
                                                                            Corporate
                                                                   Crown     Office    Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic  and Other     Total
                                     --------  -------  --------  --------  ---------  ------------
                                                       (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $240,524  $17,533  $171,094  $ 69,408  $      --   $ 498,559
   Network services and other.......  108,885    1,836    44,105    20,187         --     175,013
                                     --------  -------  --------  --------  ---------   ---------
                                      349,409   19,369   215,199    89,595         --     673,572
                                     --------  -------  --------  --------  ---------   ---------
Costs of operations (exclusive of
  depreciation and amortization)....  170,414    7,642   118,993    38,514         --     335,563
General and administrative..........   42,605    4,107     9,415     4,058     11,796      71,981
Corporate development...............       --       --        --        --      6,032       6,032
                                     --------  -------  --------  --------  ---------   ---------
Adjusted EBITDA.....................  136,390    7,620    86,791    47,023    (17,828)    259,996
Restructuring charges (credits).....     (428)      --     4,014       (50)     3,073       6,609
Asset write-down charges............   33,919       --       431    10,543      2,353      47,246
Non-cash general and administrative
  compensation charges..............    1,595       --     1,375        --      1,021       3,991
Depreciation and amortization.......  137,651   10,166    44,863    30,999      1,488     225,167
                                     --------  -------  --------  --------  ---------   ---------
Operating income (loss).............  (36,347)  (2,546)   36,108     5,531    (25,763)    (23,017)
Interest and other income (expense).   (1,372)     281    (3,433)      250     22,603      18,329
Interest expense and amortization of
  deferred financing costs..........  (28,805)  (2,553)  (21,380)  (14,207)  (163,889)   (230,834)
Provision for income taxes..........       --     (298)   (5,146)       --         --      (5,444)
Minority interests..................    1,350    2,027        --       (30)        --       3,347
                                     --------  -------  --------  --------  ---------   ---------
Net income (loss)................... $(65,174) $(3,089) $  6,149  $ (8,456) $(167,049)  $(237,619)
                                     ========  =======  ========  ========  =========   =========
Capital expenditures................ $ 81,776  $ 4,563  $128,403  $ 22,146  $     391   $ 237,279
                                     ========  =======  ========  ========  =========   =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                Three Months Ended September 30, 2001
                                     -----------------------------------------------------------
                                                                           Corporate
                                                                   Crown    Office   Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic and Other    Total
                                     --------  -------  --------  -------- --------- ------------
                                                      (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $ 68,888  $ 4,563  $ 52,013  $20,758  $     --   $ 146,222
   Network services and other.......   57,070      621     5,972    8,511        --      72,174
                                     --------  -------  --------  -------  --------   ---------
                                      125,958    5,184    57,985   29,269        --     218,396
                                     --------  -------  --------  -------  --------   ---------
Costs of operations (exclusive of
  depreciation and amortization)....   66,178    2,419    27,975   12,525        --     109,097
General and administrative..........   12,570    1,464     2,045    1,526     3,853      21,458
Corporate development...............       --       --        --       --     2,679       2,679
                                     --------  -------  --------  -------  --------   ---------
Adjusted EBITDA.....................   47,210    1,301    27,965   15,218    (6,532)     85,162
Restructuring charges...............    7,142       --     1,839      969     9,302      19,252
Asset write-down charges............    1,733       --        --       --     2,005       3,738
Non-cash general and administrative
  compensation charges..............      532       --     1,077       --       340       1,949
Depreciation and amortization.......   41,040    3,290    23,695   10,099       401      78,525
                                     --------  -------  --------  -------  --------   ---------
Operating income (loss).............   (3,237)  (1,989)    1,354    4,150   (18,580)    (18,302)
Interest and other income (expense).      (20)      90     1,535       73    (3,140)     (1,462)
Interest expense and amortization of
  deferred financing costs..........  (12,799)    (823)   (6,566)  (5,999)  (52,904)    (79,091)
Provision for income taxes..........       --       --   (11,727)      --        --     (11,727)
Minority interests..................       98      898        --     (744)       --         252
                                     --------  -------  --------  -------  --------   ---------
Net loss............................ $(15,958) $(1,824) $(15,404) $(2,520) $(74,624)  $(110,330)
                                     ========  =======  ========  =======  ========   =========
Capital expenditures................ $ 83,119  $ 2,419  $ 42,828  $23,091  $    961   $ 152,418
                                     ========  =======  ========  =======  ========   =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                  Nine Months Ended September 30, 2001
                                     -------------------------------------------------------------
                                                                            Corporate
                                                                   Crown     Office    Consolidated
                                       CCUSA     CCAL     CCUK    Atlantic  and Other     Total
                                     --------  -------  --------  --------  ---------  ------------
                                                       (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $195,673  $12,024  $152,075  $ 60,292  $      --   $ 420,064
   Network services and other.......  192,000    1,146    21,988    25,567         --     240,701
                                     --------  -------  --------  --------  ---------   ---------
                                      387,673   13,170   174,063    85,859         --     660,765
                                     --------  -------  --------  --------  ---------   ---------
Costs of operations (exclusive of
  depreciation and amortization)....  208,385    5,785    91,667    39,561         --     345,398
General and administrative..........   45,764    4,690     9,064     6,707     11,593      77,818
Corporate development...............       --       --        48        --      9,842       9,890
                                     --------  -------  --------  --------  ---------   ---------
Adjusted EBITDA.....................  133,524    2,695    73,284    39,591    (21,435)    227,659
Restructuring charges...............    7,142       --     1,839       969      9,302      19,252
Asset write-down charges............    5,702       --     3,785       767      5,756      16,010
Non-cash general and administrative
  compensation charges..............    1,595       --     2,108        --      1,021       4,724
Depreciation and amortization.......  119,922    8,050    67,965    30,168      1,267     227,372
                                     --------  -------  --------  --------  ---------   ---------
Operating income (loss).............     (837)  (5,355)   (2,413)    7,687    (38,781)    (39,699)
Interest and other income (expense).    1,519      165     3,281       243        966       6,174
Interest expense and amortization of
  deferred financing costs..........  (40,064)  (1,618)  (20,098)  (16,162)  (140,979)   (218,921)
Provision for income taxes..........       --       --   (11,754)      (33)        --     (11,787)
Minority interests..................     (271)   2,674        --    (1,288)        --       1,115
                                     --------  -------  --------  --------  ---------   ---------
Net loss............................ $(39,653) $(4,134) $(30,984) $ (9,553) $(178,794)  $(263,118)
                                     ========  =======  ========  ========  =========   =========
Capital expenditures................ $295,457  $ 3,076  $182,475  $ 76,440  $   3,664   $ 561,112
                                     ========  =======  ========  ========  =========   =========

9.  Restructuring Charges and Asset Write-Down Charges

   In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company reduced its global staff by approximately 312 full-time employees, closed five offices in the United States and closed its development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, the Company recorded non-recurring cash charges of $19,252,000 for the nine months ended September 30, 2001 related to employee severance payments ($13,742,000) and costs of office closures ($5,510,000).

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company recorded asset write-down charges of $16,010,000 during the nine months ended September 30, 2001 in connection with the restructuring of its business announced in July 2001. Such non-cash charges related to the write-down of certain inventories, property and equipment, and other assets that were deemed to have no value as a result of the restructuring. A summary of the asset write-down charges by operating segment is as follows:

                                 Nine Months Ended September 30, 2001
                             ---------------------------------------------
                                                    Corporate
                                            Crown    Office   Consolidated
                             CCUSA   CCUK  Atlantic and Other    Total
                             ------ ------ -------- --------- ------------
                                       (In thousands of dollars)
      Inventories........... $   -- $3,785   $ --    $   --     $ 3,785
      Property and equipment  5,702     --    767     1,226       7,695
      Other assets..........     --     --     --     4,530       4,530
                             ------ ------   ----    ------     -------
                             $5,702 $3,785   $767    $5,756     $16,010
                             ====== ======   ====    ======     =======

   For the nine months ended September 30, 2002, the Company recorded cash charges of $4,014,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff reductions and the disposition of certain service lines. The Company expects that the total charges reflected in its 2002 results of operations for this CCUK restructuring will be between approximately $6,000,000 and $8,000,000. For the nine months ended September 30, 2002, the Company also recorded cash charges of $3,073,000 related primarily to additional employee severance payments at its corporate office in connection with the July 2001 restructuring. At December 31, 2001 and September 30, 2002, other accrued liabilities includes $6,591,000 and $1,667,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:


                                                        Nine Months Ended September 30, 2002
                                                  ------------------------------------------------
                                                                             Corporate
                                                                     Crown    Office   Consolidated
                                                   CCUSA     CCUK   Atlantic and Other    Total
                                                  -------  -------  -------- --------- ------------
                                                              (In thousands of dollars)
Amounts accrued at beginning of period:
   Employee severance............................ $ 1,126  $   357   $ 230    $ 3,568    $  5,281
   Costs of office closures and other............   1,075       --     235         --       1,310
                                                  -------  -------   -----    -------    --------
                                                    2,201      357     465      3,568       6,591
                                                  -------  -------   -----    -------    --------
Amounts charged (credited) to expense:
   Employee severance............................      --    3,683      --      2,971       6,654
   Costs of office closures and other............    (428)     331     (50)       102         (45)
                                                  -------  -------   -----    -------    --------
       Total restructuring charges (credits).....    (428)   4,014     (50)     3,073       6,609
                                                  -------  -------   -----    -------    --------
Amounts paid:
   Employee severance............................    (893)  (3,727)   (168)    (5,952)    (10,740)
   Costs of office closures and other............    (364)    (278)    (82)       (69)       (793)
                                                  -------  -------   -----    -------    --------
                                                   (1,257)  (4,005)   (250)    (6,021)    (11,533)
                                                  -------  -------   -----    -------    --------
Amounts accrued at end of period:
   Employee severance............................     233      313      62        587       1,195
   Costs of office closures and other............     283       53     103         33         472
                                                  -------  -------   -----    -------    --------
                                                  $   516  $   366   $ 165    $   620    $  1,667
                                                  =======  =======   =====    =======    ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   During the nine months ended September 30, 2002, the Company abandoned a portion of its construction in process related to certain open projects, cancelled certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. As a result, the Company has recorded asset write-down charges of $33,919,000 for CCUSA, $10,543,000 for Crown Atlantic and $2,353,000 for the corporate office. For the nine months ended September 30, 2002, the Company also recorded asset write-down charges of $431,000 for CCUK related to certain inventories and property and equipment.

10.  Digital Terrestrial Television Network

   From 1999 to March 2002, pursuant to a digital transmission contract with an original term of twelve years, CCUK was responsible for the transmission of the ITV Digital ("ITVD") signal through the CCUK-owned digital terrestrial television ("DTT") network to approximately 1.2 million subscribers in the U.K. In April 2002, ITVD announced plans to liquidate its assets and returned its DTT multiplex licenses to the UK Independent Television Commission ("ITC"). CCUK had gross revenues of approximately $27,600,000 annually under the ITVD transmission contract. ITVD represented approximately 12% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company.

   Following the return of the licenses by ITVD, the ITC conditionally awarded the license for one multiplex to the BBC and the licenses for two multiplexes to CCUK. No license fees were paid to the UK government with respect to the award of the multiplex licenses other than an approximately $38,000 application fee per multiplex. The licenses were formally granted on August 16, 2002 for a term of twelve years, and CCUK has the right to renew the licenses for an additional term of twelve years subject to satisfaction of certain performance criteria. On October 30, 2002, the BBC and CCUK launched their multi-channel digital TV and radio broadcasting services, under the brand "Freeview". Digital TV Services Ltd ("DTVSL"), a joint venture in which CCUK, the BBC and British Sky Broadcasting ("BSkyB") are equal shareholders, has been created specifically to market Freeview. In addition to being the licensed broadcast operator of the two multiplexes awarded to CCUK, CCUK provides the transmission of the DTT program signals for the two CCUK and two BBC multiplexes through the CCUK-owned DTT network.

   Following the award of the DTT licenses and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide transmission and distribution service for the multiplex awarded to the BBC. Also in August 2002, CCUK entered into an agreement with BSkyB to provide transmission, distribution and multiplexing service in relation to 75% of the capacity of one of the CCUK multiplexes. Both of these agreements are for an initial period of six years with an option by the BBC and BSkyB for an additional six-year term. In addition, CCUK has entered into agreements to provide transmission, distribution and multiplexing services to a number of TV and radio content providers (EMAP, Flextech, Guardian Media Group, Viacom, Oneword and UKTV) through the two multiplexes awarded to CCUK. Agreements with the TV channel providers are also for six-year terms, with renewal options, while agreements with radio providers are generally for shorter terms. Through such agreements, CCUK is currently providing content with respect to approximately 90% of its licensed capacity and is currently in negotiations with content providers with respect to the remaining capacity. CCUK has contracted annual revenues of at least $37,500,000 for the provision of transmission, distribution and multiplexing services related to the new multiplex licenses in 2003.

   CCUK has invested, as a result of its previous contract with ITVD, substantially all of the capital required to provide the services described above. CCUK is already incurring, again by virtue of its previous contract with ITVD, a large proportion of the operating costs required to provide these services (including payments to British

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Telecom for distribution circuits and payments to NTL for site rental). Since CCUK will offer a more complete end-to-end service to content providers than was provided to ITVD, CCUK expects to incur certain additional operating costs including (1) payments to BBC's technology division for multiplexing services and (2) payments to DTVSL for marketing and operational services to the platform. CCUK will incur additional annual operating expenses of between approximately $7,500,000 and $9,000,000, above the costs incurred for the provision of broadcast services to ITVD, in 2003. The termination of the ITVD transmission contract is a Termination Event under the CCUK credit facility (see Note 3).

11.  Subsequent Events

  Repurchases of the Company's Stock and Debt Securities

   In October of 2002, the Company continued repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 3, 4 and 5). During October 2002, the Company repurchased debt securities with an aggregate principal amount (at maturity) of $150,280,000. Such debt securities had an aggregate carrying value (net of unamortized discounts) of $141,661,000. The Company utilized $90,214,000 in cash ($46,180,000 from an
Unrestricted investment subsidiary and $44,034,000 from CCIC) to effect these October debt repurchases. The October debt repurchases resulted in gains of $48,472,000. For the period from August through October of 2002, the Company's repurchases of its debt securities were as follows:

                                                               Cash Paid
                                                     -----------------------------
                                  Principal Carrying         Unrestricted           Gains on
                                   Amount    Value    CCIC    Subsidiary   Total   Repurchases
                                  --------- -------- ------- ------------ -------- -----------
                                                   (In thousands of dollars)
10 5/8% Senior Discount Notes due
  2007........................... $ 11,840  $ 11,701 $ 4,335   $ 4,149    $  8,484   $ 2,859
10 3/8% Senior Discount Notes due
  2011...........................   47,425    40,296  10,430    12,188      22,618    16,994
9% Senior Notes due 2011.........   14,300    14,300   3,105     5,798       8,903     5,054
111/4% Senior Discount Notes due
  2011...........................   56,950    46,595  11,587    15,304      26,891    19,137
91/2% Senior Notes due 2011......   10,735    10,735   1,718     5,296       7,014     3,537
103/4% Senior Notes due 2011.....   57,115    57,115  12,859    26,520      39,379    16,178
9 3/8% Senior Notes due 2011.....   42,775    42,775      --    27,254      27,254    14,711
                                  --------  -------- -------   -------    --------   -------
                                  $241,140  $223,517 $44,034   $96,509    $140,543   $78,470
                                  ========  ======== =======   =======    ========   =======

   During October 2002, the Company repurchased shares of preferred stock with an aggregate redemption amount of $87,634,000. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs) of $87,060,000. The Company utilized $38,043,000 in cash from an Unrestricted investment subsidiary to effect these October preferred stock repurchases. The October preferred stock repurchases resulted in gains of $49,017,000. For the period from August through October of 2002, the Company's repurchases of its preferred stock were as follows:

                                                           Cash Paid
                                                              From
                                      Redemption Carrying Unrestricted  Gains on
                             Shares     Amount    Value    Subsidiary  Repurchases
                            --------- ---------- -------- ------------ -----------
                                          (In thousands of dollars)
123/4% Senior Exchangeable
  Preferred Stock..........    76,403  $ 76,403  $ 76,403   $35,344      $41,059
6.25% Convertible Preferred
  Stock.................... 1,689,000    84,450    82,009    24,245       57,764
                                       --------  --------   -------      -------
                                       $160,853  $158,412   $59,589      $98,823
                                       ========  ========   =======      =======

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   During October 2002, the Company repurchased a total of 1,309,600 shares of common stock. The Company utilized $2,568,000 in cash from an Unrestricted investment subsidiary to effect these common stock repurchases.

  Letter of Credit

   In October 2002, the Company issued a letter of credit to one of its insurers in connection with certain contingent retirement obligations under a tower site land lease. The letter of credit was issued through one of CCUSA's lenders in the amount of $1,000,000 and expires on October 8, 2003.

  Restructuring Charges

   In October 2002, the Company announced a restructuring of its U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, the Company is reducing its U.S. workforce by approximately 250 employees and is closing some smaller offices. The actions taken for the restructuring will be substantially completed by the end of the first quarter of 2003. In connection with the restructuring, the Company will record cash charges of approximately $7,000,000 to $10,000,000 in the fourth quarter of 2002 related to employee severance payments and costs of office closures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our consolidated financial condition as of September 30, 2002 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2001 and 2002. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, assumptions and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters, the success or failure of our efforts to implement our business strategy and the following:

  . Our substantial level of indebtedness could adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.
  . If we are unable to service our indebtedness, our indebtedness may be accelerated.
  . Our business depends on the demand for wireless communications, which may be lower or slower than anticipated.
  . The continuation of the current economic and telecommunications industry slowdown could materially and adversely affect our business and the business of our customers.
  .   We may be unable to manage our significant growth.
  . The loss, consolidation or financial instability of any of our limited number of customers could materially decrease revenues.
  . Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.
  . We operate in an increasingly competitive industry and many of our competitors have significantly more resources than we do or have less debt than we do.
  .   Technology changes may significantly reduce the demand for towers.
  . 2.5G/3G and other technologies, including digital terrestrial television, may not deploy or be adopted by customers as rapidly or in the manner projected.
  . Carrier consolidation or reduced carrier expansion may significantly reduce the demand for towers and wireless communication sites.
  . Network sharing and other agreements among our customers may act as alternatives to leasing sites from us.
  . We may not be able to construct or acquire new towers in the locations that we desire.
  .   Demand for our network services business is very volatile which causes our network services operating results to vary significantly for any particular period.
  . Future expansion of our business may require significant capital expenditures, and we may need additional financing which may not be available at such time.
  . We generally lease or sublease the land under our towers and may not be able to maintain these leases at commercially viable rates. The loss of any of our ground leases could also result in retirement obligations.
  .   Extensive regulations, which could change at any time, govern our business and industry, and we could fail to comply with these regulations.
  . We could suffer from future claims if radio frequency emissions from equipment on our towers are demonstrated to cause negative health effects.
  . Our international operations expose us to changes in foreign currency exchange rates.
  .   We are heavily dependent on our senior management.
  .   Disputes with customers and suppliers may adversely affect our results.
  . Sales or issuances, including as dividends, of a substantial number of shares of our common stock could adversely affect the market price of our common stock.
  . The carrying value of our sites and related goodwill may be subject to impairment in the future if we are unable to add sufficient additional tenants to the sites.

   Should one or more of these risks materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. More information about potential factors which could affect the

Company's financial results is included in the Risk Factors sections of the Company's filings with the Securities and Exchange Commission.

   The following discussion should be read in conjunction with the response to
Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Form 10-K/A-1. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K/A-1.

  Results of Operations

   During 2001 we completed the transactions with BellSouth and BellSouth DCS. Results of operations of these acquired towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. In addition, we have various transactions recorded in our financial statements (as described below) that are non-recurring in nature. As such, our results of operations for the three and nine months ended September 30, 2001 are not comparable to the results of operations for the three and nine months ended September 30, 2002.

   During the first nine months of 2002, the level of capital expenditures from US wireless carriers for new communication sites has been significantly less than levels experienced in 2001. As a result, the pace at which we have been able to add new tenants to our sites has decreased by approximately 40% during 2002. Network services revenues have also been adversely impacted in the US due to reduced installation activity related to the decrease in new tenants.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                     Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                     September 30, 2001  September 30, 2002 September 30, 2001  September 30, 2002
                                     -----------------   ----------------   -----------------   -----------------
                                                Percent            Percent             Percent             Percent
                                                 of Net             of Net              of Net              of Net
                                       Amount   Revenues  Amount   Revenues   Amount   Revenues   Amount   Revenues
                                     ---------  -------- --------  -------- ---------  -------- ---------  --------
                                                               (In thousands of dollars)
Net revenues:
   Site rental and broadcast
    transmission.................... $ 146,222    67.0%  $166,343    73.1%  $ 420,064    63.6%  $ 498,559    74.0%
   Network services and other.......    72,174    33.0     61,081    26.9     240,701    36.4     175,013    26.0
                                     ---------   -----   --------   -----   ---------   -----   ---------   -----
      Total net revenues............   218,396   100.0    227,424   100.0     660,765   100.0     673,572   100.0
                                     ---------   -----   --------   -----   ---------   -----   ---------   -----
Operating expenses:
   Costs of operations:
    Site rental and broadcast
     transmission...................    58,856    40.3     70,591    42.4     176,150    41.9     198,603    39.8
    Network services and
     other..........................    50,241    69.6     47,388    77.6     169,248    70.3     136,960    78.3
                                     ---------   -----   --------   -----   ---------   -----   ---------   -----
      Total costs of operations.....   109,097    50.0    117,979    51.9     345,398    52.3     335,563    49.8
   General and administrative.......    21,458     9.8     21,461     9.4      77,818    11.8      71,981    10.7
   Corporate development............     2,679     1.2      2,060     0.9       9,890     1.5       6,032     0.9
   Restructuring charges............    19,252     8.8        657     0.3      19,252     2.9       6,609     1.0
   Asset write-down charges.........     3,738     1.7     14,540     6.4      16,010     2.4      47,246     7.0
   Non-cash general and
    administrative compensation
    charges.........................     1,949     0.9      1,351     0.6       4,724     0.7       3,991     0.6
   Depreciation and
    amortization....................    78,525    36.0     77,280    34.0     227,372    34.4     225,167    33.4
                                     ---------   -----   --------   -----   ---------   -----   ---------   -----
Operating income (loss).............   (18,302)   (8.4)    (7,904)   (3.5)    (39,699)   (6.0)    (23,017)   (3.4)
Other income (expense):
   Interest and other income
    (expense).......................    (1,462)   (0.7)    20,579     9.1       6,174     0.9      18,329     2.7
   Interest expense and
    amortization of deferred
    financing costs.................   (79,091)  (36.2)   (78,127)  (34.4)   (218,921)  (33.1)   (230,834)  (34.3)
                                     ---------   -----   --------   -----   ---------   -----   ---------   -----
Loss before income taxes and
 minority interests.................   (98,855)  (45.3)   (65,452)  (28.8)   (252,446)  (38.2)   (235,522)  (35.0)
Provision for income taxes..........   (11,727)   (5.3)      (101)   (0.1)    (11,787)   (1.8)     (5,444)   (0.8)
Minority interests..................       252     0.1        (75)     --       1,115     0.2       3,347     0.5
                                     ---------   -----   --------   -----   ---------   -----   ---------   -----
Net loss............................ $(110,330)  (50.5)% $(65,628)  (28.9)% $(263,118)  (39.8)% $(237,619)  (35.3)%
                                     =========   =====   ========   =====   =========   =====   =========   =====

  Comparison of Three Months Ended September 30, 2002 and 2001

   Consolidated revenues for the three months ended September 30, 2002 were $227.4 million, an increase of $9.0 million from the three months ended September 30, 2001. This increase was primarily attributable to:

      (1) a $20.1 million, or 13.8%, increase in site rental and broadcast transmission revenues, of which $3.2 million was attributable to CCUK, $3.0 million was attributable to Crown Atlantic, $1.8 million was attributable to CCAL and $12.1 million was attributable to CCUSA, and

      (2) a $13.3 million increase in network services and other revenues from CCUK, partially offset by

      (3) a $23.0 million decrease in network services and other revenues from CCUSA and

      (4) a $1.3 million decrease in network services and other revenues from Crown Atlantic.

   The following is a summary of tenant leasing activity on our tower sites:

                                                                                Three Months
                                                                                    Ended
                                                                                September 30,
                                                                                -------------
                                                                                 2001   2002
                                                                                ------ ------
New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA.......................................................................    875    344
   Crown Atlantic..............................................................    134    134
   CCUK (includes 84 tenants from acquired tower sites in 2001)................    560    323
   CCAL........................................................................     87     72
                                                                                ------ ------
                                                                                 1,656    873
                                                                                ====== ======

Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,425 $1,547
   CCUK........................................................................    980  1,192
   CCAL........................................................................    606    324

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants along with fluctuations in third party service work.

   Costs of operations for the three months ended September 30, 2002 were $118.0 million, an increase of $8.9 million from the three months ended September 30, 2001. This increase was primarily attributable to:

      (1) an $11.7 million increase in site rental and broadcast transmission costs, of which $5.7 million was attributable to CCUK, $1.8 million was attributable to Crown Atlantic, $0.3 million was attributable to CCAL and $3.9 million was attributable to CCUSA, and

      (2) a $10.1 million increase in network services costs from CCUK, partially offset by

      (3) an $11.2 million decrease in network services costs related to CCUSA and

      (4) a $1.6 million decrease in network services costs from Crown Atlantic.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 42.4% for the three months ended September 30, 2002 from 40.3% for the three months ended September 30, 2001, because of lower margins attributable to the CCUK and Crown Atlantic operations. Margins at CCUK were negatively impacted by the loss of revenues under the ITVD transmission contract (see "Item 5. Other Information"). Costs of operations for network services and other as a percentage of network services and other revenues increased to 77.6% for the three months ended September 30, 2002 from 69.6% for the three months ended September 30, 2001 because of lower margins from the CCUSA operations. Margins at CCUSA reflect the nature of the current business environment for network services.

   General and administrative expenses for the three months ended September 30, 2002 were $21.5 million, unchanged from the three months ended September 30, 2001. Net activity was attributable to:

      (1) a $1.1 million increase in expenses related to the CCUSA operations, offset by

      (2) a $0.2 million decrease in expenses at Crown Atlantic,

      (3) a $0.1 million decrease in expenses at CCAL,

      (4) a $0.7 million decrease in expenses at CCUK, and

      (5) a $0.1 million decrease in expenses at our corporate office.

General and administrative expenses as a percentage of revenues decreased to 9.4% for the three months ended September 30, 2002 from 9.8% for the three months ended September 30, 2001 because of lower overhead costs as a percentage of revenues for CCAL, CCUK and Crown Atlantic.

   Corporate development expenses for the three months ended September 30, 2002 were $2.1 million, compared to $2.7 million for the three months ended September 30, 2001. This decrease was attributable to a decrease in expenses at our corporate office.

   For the three months ended September 30, 2002, we recorded cash restructuring charges of $0.7 million, compared to $19.3 million for the three months ended September 30, 2001. Such charges related to employee severance payments and costs of office closures. We will incur additional restructuring charges in the fourth quarter of 2002. See "--Restructuring Charges and Asset Write-Down Charges".

   During the three months ended September 30, 2002, we recorded asset write-down charges of $9.6 million for CCUSA, $2.6 million for Crown Atlantic and $2.4 million at our corporate office. Such non-cash charges related to the abandonment of a portion of our construction in process for certain open projects, the cancellation of certain build-to-suit agreements and write-downs of the related construction in process, write-downs of certain inventories, and write-downs of three office buildings. For the three months ended September 30, 2001, we recorded asset write-down charges of $3.7 million in connection with the July 2001 restructuring. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets. See "--Restructuring Charges and Asset Write-Down Charges".

   For the three months ended September 30, 2002, we recorded non-cash general and administrative compensation charges of $1.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.9 million for the three months ended September 30, 2001.

   Depreciation and amortization for the three months ended September 30, 2002 was $77.3 million, a decrease of $1.2 million from the three months ended September 30, 2001. This decrease was primarily attributable to:

      (1) a $15.2 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $2.5 million was attributable to CCUSA, $11.9 million was attributable to CCUK and $0.8 million was attributable to Crown Atlantic (see "--Impact of Recently Issued Accounting Standards"), largely offset by

      (2) a $7.8 million increase in depreciation related to property and equipment and amortization of other intangible assets from CCUSA,

      (3) a $4.7 million increase in depreciation related to property and equipment from CCUK,

      (4) a $1.1 million increase in depreciation related to property and equipment from Crown Atlantic, and

      (5) a $0.3 million increase in depreciation related to property and equipment from CCAL.

   Interest and other income (expense) for the three months ended September 30, 2002 resulted primarily from:

      (1) interest income from invested cash balances, and

      (2) gains of approximately $30.0 million on debt repurchases, partially offset by

      (3) charges of approximately $12.3 million for the write-down of investments in unconsolidated affiliates,

      (4) our share of losses incurred by unconsolidated affiliates and

      (5) costs incurred in connection with unsuccessful investment projects.

   Interest expense and amortization of deferred financing costs for the three months ended September 30, 2002 was $78.1 million, a decrease of $1.0 million from the three months ended September 30, 2001. This decrease was primarily attributable to lower interest rates on bank indebtedness at CCUSA and Crown Atlantic.

   Minority interests represent the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

  Comparison of Nine Months Ended September 30, 2002 and 2001

   Consolidated revenues for the nine months ended September 30, 2002 were $673.6 million, an increase of $12.8 million from the nine months ended September 30, 2001. This increase was primarily attributable to:

      (1) a $78.5 million, or 18.7%, increase in site rental and broadcast transmission revenues, of which $19.0 million was attributable to CCUK, $9.1 million was attributable to Crown Atlantic, $5.5 million was attributable to CCAL and $44.9 million was attributable to CCUSA,

      (2) a $22.1 million increase in network services and other revenues from CCUK, and

      (3) a $0.7 million increase in network services and other revenues from CCAL, partially offset by

      (4) an $83.1 million decrease in network services and other revenues from CCUSA, and

      (5) a $5.4 million decrease in network services and other revenues from Crown Atlantic.

   The following is a summary of tenant leasing activity on our tower sites:

                                                                                 Nine Months
                                                                                    Ended
                                                                                September 30,
                                                                                -------------
                                                                                 2001   2002
                                                                                ------ ------
New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA (includes 130 tenants from acquired tower sites in 2001)..............  2,864  1,585
   Crown Atlantic..............................................................    511    348
   CCUK (includes 543 tenants from acquired tower sites in 2001)...............  2,342  1,101
   CCAL (includes 1,054 tenants from acquired tower sites in 2001).............  1,367    280
                                                                                ------ ------
                                                                                 7,084  3,314
                                                                                ====== ======

Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,467 $1,495
   CCUK........................................................................    731  1,110
   CCAL........................................................................    618    497

   The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants along with fluctuations in third party service work.

   Costs of operations for the nine months ended September 30, 2002 were $335.6 million, a decrease of $9.8 million from the nine months ended September 30, 2001. This decrease was primarily attributable to:

      (1) a $45.4 million decrease in network services costs related to CCUSA and

      (2) a $4.2 million decrease in network services costs from Crown Atlantic, partially offset by

      (3) a $22.5 million increase in site rental and broadcast transmission costs, of which $10.1 million was attributable to CCUK, $3.2 million was attributable to Crown Atlantic, $1.7 million was attributable to CCAL and $7.4 million was attributable to CCUSA,

      (4) a $17.2 million increase in network services costs from CCUK, and

      (5) a $0.1 million increase in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 39.8% for the nine months ended September 30, 2002 from 41.9% for the nine months ended September 30, 2001, because of higher margins attributable to incremental revenues from the CCUSA, Crown Atlantic and CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 78.3% for the nine months ended September 30, 2002 from 70.3% for the nine months ended September 30, 2001 because of lower margins from the CCUSA operations, partially offset by higher margins from the CCUK and Crown Atlantic operations.

   General and administrative expenses for the nine months ended September 30, 2002 were $72.0 million, a decrease of $5.8 million from the nine months ended September 30, 2001. This decrease was primarily attributable to:

      (1) a $3.2 million decrease in expenses related to the CCUSA operations,

      (2) a $2.6 million decrease in expenses at Crown Atlantic, and

      (3) a $0.6 million decrease in expenses at CCAL, partially offset by

      (4) a $0.4 million increase in expenses at CCUK, and

      (5) a $0.2 million increase in expenses at our corporate office.

The decreases in general and administrative expenses resulted primarily from lower staffing levels after the restructuring of our business announced in July 2001, partially offset by a charge of approximately $2.6 million for a bad debt provision at CCUK related to the ITV Digital liquidation (see "Item 5. Other Information"). General and administrative expenses as a percentage of revenues decreased to 10.7% for the nine months ended September 30, 2002 from 11.8% for the nine months ended September 30, 2001 because of lower overhead costs as a percentage of revenues for CCAL, CCUK and Crown Atlantic.

   Corporate development expenses for the nine months ended September 30, 2002 were $6.0 million, compared to $9.9 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in expenses at our corporate office.

   For the nine months ended September 30, 2002, we recorded cash restructuring charges of $6.6 million, compared to $19.3 million for the nine months ended September 30, 2001. Such charges related to employee severance payments and costs of office closures. We will incur additional restructuring charges in the fourth quarter of 2002. See "--Restructuring Charges and Asset Write-Down Charges".

   During the nine months ended September 30, 2002, we recorded asset write-down charges of $33.9 million for CCUSA, $10.5 million for Crown Atlantic and $2.4 million at our corporate office. Such non-cash charges related to the abandonment of a portion of our construction in process for certain open projects, the cancellation of certain build-to-suit agreements and write-downs of the related construction in process, write-downs of certain inventories, and write-downs of three office buildings. For the nine months ended September 30, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment. For the nine months ended September 30, 2001, we recorded asset write-down charges of $16.0 million in connection with the July 2001 restructuring. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets. See "--Restructuring Charges and Asset Write-Down Charges".

   For the nine months ended September 30, 2002, we recorded non-cash general and administrative compensation charges of $4.0 million related to the issuance of stock and stock options to certain employees and executives, compared to $4.7 million for the nine months ended September 30, 2001.

   Depreciation and amortization for the nine months ended September 30, 2002 was $225.2 million, a decrease of $2.2 million from the nine months ended September 30, 2001. This decrease was primarily attributable to:

      (1) a $45.3 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $7.3 million was attributable to CCUSA, $35.6 million was attributable to CCUK and $2.4 million was attributable to Crown Atlantic (see "--Impact of Recently Issued Accounting Standards"), partially offset by

      (2) a $12.5 million increase in depreciation related to property and equipment from CCUK,

      (3) a $25.1 million increase in depreciation related to property and equipment and amortization of other intangible assets from CCUSA,

      (4) a $2.1 million increase in depreciation related to property and equipment from CCAL, and

      (5) a $3.2 million increase in depreciation related to property and equipment from Crown Atlantic.

   Interest and other income (expense) for the nine months ended September 30, 2002 resulted primarily from:

      (1) interest income and foreign exchange gains from invested cash balances, and

      (2) gains of approximately $30.0 million on debt repurchases, partially offset by

      (3) charges of approximately $24.2 million for the write-down of investments in unconsolidated affiliates,

      (4) our share of losses incurred by unconsolidated affiliates and

      (5) costs incurred in connection with unsuccessful investment projects.

   Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2002 was $230.8 million, an increase of $11.9 million, or 5.4%, from the nine months ended September 30, 2001. This increase was primarily attributable to interest on the 9 3/8% senior notes, partially offset by lower interest rates on bank indebtedness at CCUSA and Crown Atlantic.

   The provision for income taxes of $5.4 million for the nine months ended September 30, 2002 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from differences between book and tax basis for its property and equipment.

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

   During 2002, we have taken actions to reduce, delay or eliminate contractual obligations for certain capital expenditures. We have accomplished the following;

   (1) the deferral of a (Pounds)50.0 million payment due to British Telecom from 2002 to 2003, and

   (2) the completion and winding up (by mutual agreement) of build-to-suit contracts with two significant customers of CCUSA, thereby eliminating future tower construction obligations.

These actions, and others we are pursuing, will serve to increase our financial flexibility and improve our ability to allocate our capital on a discretionary basis to the highest yielding investments, including the securities repurchases as described below. Our goal is to maximize net cash from operating activities and fund substantially all capital spending and debt repayments from our operating cash flow beginning in 2003, without reliance on additional borrowing or the use of our cash and liquid investments. However, due to the risk factors outlined above, there can be no assurance that this will be possible.

   For the nine months ended September 30, 2001 and 2002, our net cash provided by operating activities was $78.7 million and $82.4 million, respectively. For the nine months ended September 30, 2001 and 2002, our net cash provided by (used for) financing activities was $1,088.9 million and $(155.1) million, respectively. For the year ending December 31, 2002, we expect that our net cash provided by operating activities will be between approximately $132.0 million and $142.0 million.

   Capital expenditures were $237.3 million for the nine months ended September 30, 2002, of which $0.4 million were for CCIC, $81.8 million were for CCUSA, $22.1 million were for Crown Atlantic, $128.4 million were for CCUK and $4.6 million were for CCAL. We anticipate that we will build, through the end of 2002, approximately 155 to 160 towers in the United States at a cost of approximately $43.5 million and approximately 358 to 363 towers in the United Kingdom at a cost of approximately $22.0 million. In addition, we were obligated to pay a site access fee to British Telecom in the amount of (Pounds)100.0 million ($151.3 million). In April 2002, we reached agreement with British Telecom to defer until March 2003 payment of (Pounds)50.0 million ($77.9 million) of the (Pounds)100.0 million originally due March 2002; the other (Pounds)50.0 million ($73.4 million) was paid in the second quarter of 2002. We also expect to spend approximately $45.0 million in the United States for tower improvements, including enhancements to the structural capacity of our domestic towers in order to support the anticipated leasing. For the remaining three months of 2002, we expect that our total capital expenditures will be between approximately $35.0 million and $45.0 million. As such, we expect that our capital expenditures for this period will be fully funded by net cash provided by operating activities, as discussed above.

   We expect that the execution of our new tower build program will have a material impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments. We have increased our minimum acceptable level for internal rates of return on new tower builds given current market conditions, and expect to continue to decrease the number of new towers built in the future.

   To fund the execution of our business strategy, including the construction of new towers, we expect to use our available cash balances and cash provided by future operations. We do not currently expect to utilize further borrowings available under our U.S. and U.K. credit facilities in any significant amounts. We will have additional cash needs to fund our operations in the future. We may also have additional cash needs in the future if additional tower acquisitions or build-to-suit opportunities arise. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

   As of September 30, 2002, we had consolidated cash and cash equivalents of $605.3 million (including $70.9 million at CCUSA, $118.5 million at CCUK, $10.8 million at Crown Atlantic, $13.3 million at CCAL, $275.2 million in an unrestricted investment subsidiary and $116.6 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $108.3 million, consolidated long-term debt of $3,367.5 million, consolidated redeemable preferred stock of $837.6 million and consolidated stockholders' equity of $2,164.8 million. During October of 2002, we utilized $138.7 million of our cash and cash equivalents ($94.7 million from an unrestricted investment subsidiary and $44.0 million from CCIC) to (1) repurchase $141.7 million in carrying value of long-term debt, $87.1 million in carrying value of redeemable preferred stock and 1.3 million shares of our common stock for $2.6 million, and (2) settle remaining debt and preferred stock purchases from September 2002.

   In June and September of 2002, we paid our quarterly dividends on the 81/4% Convertible Preferred Stock by issuing a total of 2.6 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 81/4% Convertible Preferred Stock, we repurchased the 2.6 million shares of common stock from the dividend paying agent for a total of $8.1 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchases. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

   In July of 2002, we repurchased 8.5 million shares of our common stock for $18.3 million in cash. The shares purchased by us represented all of the remaining shares previously owned by affiliates of France Telecom. The purchase was conducted through a privately negotiated transaction. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchase.

   In September 2002, Crown Atlantic repaid $50.0 million in outstanding borrowings under its credit facility. Crown Atlantic utilized cash provided by its operations to effect this repayment.

   In August and September of 2002, we began repurchasing our stock (both common and preferred) and debt securities in public market transactions. Through October of 2002, we repurchased debt securities with an aggregate principal amount (at maturity) of $241.1 million. Such debt securities had an aggregate carrying value (net of unamortized discounts) of $223.5 million. We utilized $140.5 million in cash ($96.5 million from an unrestricted investment subsidiary and $44.0 million from CCIC) to effect these debt repurchases. The debt repurchases resulted in gains of $78.5 million. Through October of 2002, we repurchased shares of preferred stock with an aggregate redemption amount of $160.9 million. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs) of $158.4 million. We utilized $59.6 million in cash from an unrestricted investment subsidiary to effect these preferred stock repurchases. The preferred stock repurchases resulted in gains of $98.8 million. When the debt and preferred stock repurchases are added together, we have spent approximately $200.1 million in cash to retire securities with aggregate principal and redemption amounts (at maturity) of approximately $402.0 million. These repurchases (at an average discount to par value of approximately 50%) represent an attractive use of our liquidity, and the future interest savings will enhance our cash flow from operating activities. Through October of 2002, we also repurchased a total of 1.5 million shares of common stock. We utilized $3.0 million in cash from an unrestricted investment subsidiary to effect these common stock repurchases.

   We seek to allocate our available capital among the investment alternatives that provide the greatest returns given current market conditions. As such, we may continue to acquire sites, build new towers and make improvements to existing towers when the expected returns from such expenditures meet our investment criteria. In addition, we may continue to utilize a portion of our available cash balances to repurchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

   As of November 1, 2002, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $95.0 million. As of November 1, 2002, our restricted U.S. and Australian subsidiaries had approximately $337.9 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

   In April 2002, ITV Digital ("ITVD") announced plans to liquidate its assets and returned its digital terrestrial television multiplex licenses to the UK Independent Television Commission (see "Item 5. Other Information"). The termination of the ITVD transmission contract is a Termination Event (a defined event of default) under the CCUK credit facility. We have entered into discussions with the banks in order to obtain an amendment to the CCUK credit facility such that the Termination Event would be cured. Based on these discussions, we do not currently believe that we will be required to prepay the outstanding borrowings under the CCUK credit facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, we have continued to classify all the outstanding borrowings under the CCUK credit facility as current liabilities on our consolidated balance sheet as of September 30, 2002. If we are unable to obtain an amendment to the CCUK credit facility as discussed above, the uncured Termination Event could result in an event of default under the trust deed governing the CCUK bonds. As a result, we have also continued to classify the principal amount of the CCUK bonds as a current liability on our consolidated balance sheet as of September 30, 2002. None of our other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contain default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments do not constitute events of default under any of our other debt instruments.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 91/2% senior notes, our 103/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $14.9 million, $10.9 million, $47.6 million and $38.2 million, respectively. Prior to November 15, 2002, May 15, 2004 and August 1, 2004, the interest expense on our 10 5/8% discount notes, our 10 3/8% discount notes and our 111/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 5/8% discount notes, the 10 3/8% discount notes and the 111/4% discount notes will require annual cash interest payments of approximately $25.4 million, $47.0 million and $22.8 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our 123/4% exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $36.4 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($17.5 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

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

   Our joint venture agreements with Bell Atlantic Mobile and GTE (both now part of Verizon Communications) provide that, upon dissolution of either venture, Verizon Communications will receive (1) the shares of our common stock contributed to the venture and (2) a payment equal to a percentage of the fair market value (at the dissolution date) of the venture's other net assets. As of September 30, 2002, such percentages would be approximately 24.1% for the Bell Atlantic Mobile venture and 11.0% for the GTE venture. The 24.1% payment for the Bell Atlantic Mobile venture could be paid either in cash or shares of our common stock, at our election. The 11.0% payment for the GTE venture could only be paid in cash. A dissolution of either venture may be triggered (1) by Verizon Communications at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary). Our joint venture with Bell Atlantic Mobile was formed on March 31, 1999, and our joint venture with GTE was formed on January 31, 2000.

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

  Restructuring Charges and Asset Write-Down Charges

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we reduced our global staff by approximately 312 full-time employees, closed five offices in the United States and closed our development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, we recorded non-recurring cash charges of $19.3 million for the nine months ended September 30, 2001 related to employee severance payments ($13.7 million) and costs of office closures ($5.5 million). For the nine months ended September 30, 2002, we recorded cash charges of $4.0 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff reductions and the disposition of certain service lines. We expect that the total charges reflected in our 2002 results of operations for this CCUK restructuring will be between approximately $6.0 million and $8.0 million. For the nine months ended September 30, 2002, we also recorded cash charges of $3.1 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring. In October 2002, we announced a restructuring of our U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, we are reducing our U.S. workforce by approximately 250 employees and are closing some smaller offices. The actions taken for the October 2002 restructuring will be substantially completed by the end of the first quarter of 2003. In connection with this restructuring, we will record cash charges of approximately $7.0 million to $10.0 million in the fourth quarter of 2002 related to employee severance payments and costs of office closures.

   For the nine months ended September 30, 2001, we recorded asset write-down charges of $16.0 million in connection with the July 2001 restructuring. Such non-cash charges related to the write-down of certain inventories ($3.8 million), property and equipment ($7.7 million), and other assets ($4.5 million) that were deemed to have no value as a result of the restructuring. During the nine months ended September 30, 2002, we abandoned a portion of our construction in process related to certain open projects, cancelled certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. As a result, we have recorded asset write-down charges of $33.9 million for CCUSA, $10.5 million for Crown Atlantic and $2.4 million for the corporate office. For the nine months ended September 30, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment. We will continue to evaluate the carrying value of our goodwill and our property and equipment as required by SFAS 142 and SFAS 144. Implicit in the determination of fair value for such long-lived assets are certain assumptions regarding the future leasing of our communication sites. Should future business conditions require the amendment of previous assumptions, our assets could be deemed impaired and a charge to earnings would be required.

  CCUK Take or Pay Agreements

   CCUK is a party to two agreements that contemplate a minimum level of site leasing and contain certain "take or pay" commitments by the carriers. One agreement contemplates that at least 1,000 sites will be annually leased for a total of 4,000 sites by 2005. The other agreement contemplates that at least 1,500 sites will be leased by 2004. In each case, the carrier is not leasing the number of sites within the time period contemplated by the agreement and it is likely that the carriers will not need the full number of sites originally contemplated. CCUK is working with the carriers to resolve differences and to find viable commercial alternatives to maintain good relationships with such carriers. However, there can be no assurance that satisfactory results will be achieved in either situation.

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

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                                          September 30, 2002
                                         ----------------------------------------------------
                                           Company
                                             and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  200,808   $  404,511   $        --   $  605,319
Other current assets....................     240,780      145,201            --      385,981
Property and equipment, net.............   3,256,883    1,599,463            --    4,856,346
Investments.............................      29,500           --            --       29,500
Investments in Unrestricted Subsidiaries   2,061,815           --    (2,061,815)          --
Goodwill................................     164,023      875,634            --    1,039,657
Other assets, net.......................     103,654       24,008            --      127,662
                                          ----------   ----------   -----------   ----------
                                          $6,057,463   $3,048,817   $(2,061,815)  $7,044,465
                                          ==========   ==========   ===========   ==========

Current liabilities.....................  $  177,491   $  530,069   $        --   $  707,560
Long-term debt, less current maturities.   2,748,418      250,000            --    2,998,418
Other liabilities.......................      36,168      130,780            --      166,948
Minority interests......................      93,021       76,153            --      169,174
Redeemable preferred stock..............     837,552           --            --      837,552
Stockholders' equity....................   2,164,813    2,061,815    (2,061,815)   2,164,813
                                          ----------   ----------   -----------   ----------
                                          $6,057,463   $3,048,817   $(2,061,815)  $7,044,465
                                          ==========   ==========   ===========   ==========

                                  Three Months Ended September 30, 2002   Nine Months Ended September 30, 2002
                                  -------------------------------------  -------------------------------------
                                    Company                                Company
                                      and                                    and
                                   Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                                  Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                                  ------------ ------------ ------------ ------------ ------------ ------------
                                                            (In thousands of dollars)
Net revenues.....................   $121,958     $105,466     $227,424    $ 368,778     $304,794    $ 673,572
Costs of operations (exclusive of
  depreciation and
  amortization)..................     61,462       56,517      117,979      178,056      157,507      335,563
General and administrative.......     18,299        3,162       21,461       57,887       14,094       71,981
Corporate development............      2,060           --        2,060        6,032           --        6,032
Restructuring charges............        423          234          657        2,645        3,964        6,609
Asset write-down charges.........     11,954        2,586       14,540       36,272       10,974       47,246
Non-cash general and
  administrative compensation
  charges........................        872          479        1,351        2,616        1,375        3,991
Depreciation and amortization....     50,368       26,912       77,280      148,992       76,175      225,167
                                    --------     --------     --------    ---------     --------    ---------
Operating income (loss)..........    (23,480)      15,576       (7,904)     (63,722)      40,705      (23,017)
Interest and other income
  (expense)......................     30,802      (10,223)      20,579       23,320       (4,991)      18,329
Interest expense and amortization
  of deferred financing costs....    (65,899)     (12,228)     (78,127)    (195,247)     (35,587)    (230,834)
Provision for income taxes.......       (108)           7         (101)        (298)      (5,146)      (5,444)
Minority interests...............        822         (897)         (75)       3,377          (30)       3,347
                                    --------     --------     --------    ---------     --------    ---------
Net loss.........................   $(57,863)    $ (7,765)    $(65,628)   $(232,570)    $ (5,049)   $(237,619)
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

                                                                           1997 and 1998 1999, 2000 and 2001
                                                                            Securities       Securities
                                                                           ------------- -------------------
                                                                               (In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2002............   $  48,977        $  48,977
                                                                             =========        =========
Consolidated Cash Flow, for the twelve months ended September 30, 2002....   $ 172,299        $ 180,276
Less: Tower Cash Flow, for the twelve months ended September 30, 2002.....    (194,483)        (194,483)
Plus: four times Tower Cash Flow, for the three months ended September 30,
  2002....................................................................     195,908          195,908
                                                                             ---------        ---------
Adjusted Consolidated Cash Flow, for the twelve months ended September 30,
  2002....................................................................   $ 173,724        $ 181,701
                                                                             =========        =========

  Impact of Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We have adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on our consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were approximately $26.0 million, $11.5 million and $14.5 million at January 1, 2002, respectively, and $26.0 million, $12.6 million and $13.4 million at September 30, 2002, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of approximately $1.5 million for each of the years ending December 31, 2002 through 2006. We have no other intangible assets from prior business combinations.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with our existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. We have adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. We have completed our transitional impairment tests and have determined that no impairment losses for goodwill and other intangible assets were to be recorded upon the adoption of SFAS 142. We expect that our depreciation and amortization expense will decrease by approximately $60.6 million per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, our net loss and loss per share for the three and nine months ended September 30, 2001 would have been $94.8 million ($0.53 per share) and $216.9 million ($1.29 per share), respectively.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. We have not yet determined the effect that the adoption of SFAS 143 will have on our consolidated financial statements.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2002 would impact our interest expense by approximately $10.2 million. As of September 30, 2002, we have approximately $1,119.1 million of floating rate indebtedness, of which $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

ITEM 4.  CONTROLS AND PROCEDURES

   Within 90 days prior to the filing date of this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC reports.

   Since the date of the Company's most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II--OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

   On July 4, 2002, following the announcement of ITV Digital's ("ITVD") plans to liquidate and the return of their three ITVD digital terrestrial television ("DTT") multiplex licenses to the UK Independent Television Commission ("ITC"), the ITC conditionally awarded the license for one multiplex to the BBC and the licenses for two multiplexes to CCUK. The licenses were formally granted on August 16, 2002 for a term of twelve years, and CCUK has the right to renew the licenses for an additional term of twelve years subject to satisfaction of certain performance criteria. On October 30, 2002, the BBC and CCUK launched their multi-channel digital TV and radio broadcasting services, under the brand "Freeview". Digital TV Services Ltd ("DTVSL"), a joint venture in which CCUK, the BBC and British Sky Broadcasting ("BSkyB") are equal shareholders, has been created specifically to market Freeview. In addition to being the licensed broadcast operator of the two multiplexes awarded to CCUK, CCUK provides the transmission of the DTT program signals for the two CCUK and two BBC multiplexes through the CCUK-owned DTT network.

   Freeview, which encompasses all DTT TV and radio channels transmitted over all six UK DTT multiplexes (including the channels transmitted on the two other UK multiplexes not licensed to CCUK or BBC), currently allows approximately 72% of the UK population to receive 24 digital television channels plus 12 digital radio stations, with no subscription charge to view, by utilizing an ordinary rooftop TV antenna and a one-time purchased set-top adaptor box (approximately $150 retail) with any existing analogue television, or by utilizing an iDTV digital television (approximately $750 and up retail).
   Following the award of the DTT licenses and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide transmission and distribution service for the multiplex awarded to the BBC. Also in August 2002, CCUK entered into an agreement with BSkyB to provide transmission, distribution and multiplexing service in relation to 75% of the capacity of one of the CCUK multiplexes. Both of these agreements are for an initial period of six years with an option by the BBC and BSkyB for an additional six-year term. In addition, CCUK has entered into agreements to provide transmission, distribution and multiplexing services to a number of TV and radio content providers (EMAP, Flextech, Guardian Media Group, Viacom, Oneword and UKTV) through the two multiplexes awarded to CCUK. Agreements with the TV channel providers are also for six-year terms, with renewal options, while agreements with radio providers are generally for shorter terms. Through such agreements, CCUK is providing content with respect to approximately 90% of its licensed capacity and is currently in negotiations with content providers with respect to the remaining capacity. CCUK expects to generate annual revenues of between approximately $37.5 million and $41.0 million from the provision of transmission, distribution and multiplexing services related to the new multiplex licenses in 2003.
   CCUK has invested, as a result of its previous contract with ITVD, substantially all of the capital required to provide the services described above. CCUK is already incurring, again by virtue of its previous contract with ITVD, a large proportion of the operating costs required to provide these services (including payments to British Telecom for distribution circuits and payments to NTL for site rental). Since CCUK will offer a more complete end-to-end service to content providers than was provided to ITVD, CCUK expects to incur certain additional operating costs including (1) payments to BBC's technology division for multiplexing services and (2) payments to DTVSL for marketing and operational services to the platform. CCUK will incur additional annual operating expenses of between approximately $7.5 million and $9.0 million, above the costs incurred for the provision of broadcast services to ITVD, in 2003.

   The termination of the ITVD transmission contract is a Termination Event (a defined event of default) under the CCUK credit facility. We have entered into discussions with the banks in order to obtain an amendment to the CCUK credit facility such that the Termination Event would be cured. Based on these discussions, we do not currently believe that we will be required to prepay the outstanding borrowings under the CCUK credit facility as a result of this event of default. However, there can be no assurance that such an amendment can be obtained. As a result, we have continued to classify all the outstanding borrowings under the CCUK credit facility as current liabilities on our consolidated balance sheet as of September 30, 2002. If we are unable to obtain an amendment to the CCUK credit facility as discussed above, the uncured Termination Event could result in an event of default under the trust deed governing the CCUK bonds. As a result, we have also continued to classify the principal amount of the CCUK bonds as a current liability on our consolidated balance sheet as of September 30, 2002. None of our other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contain default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments do not constitute events of default under any of our other debt instruments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

     10.1 Form of Option Agreement pursuant to 2001 Stock Incentive Plan

     11.1 Computation of Net Loss Per Common Share

     12.1 Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

   (b) Reports on Form 8-K:

   The Registrant filed a Current Report on Form 8-K dated October 11, 2002 with the SEC on October 11, 2002 reporting under Item 5 a restructuring of the Company's U.S. business.

   The Registrant filed a Current Report on Form 8-K dated August 8, 2002 with the SEC on August 23, 2002 furnishing under Item 9 revised guidance through 2004 as disclosed in a press release dated August 8, 2002 setting forth the Registrant's financial results for the second quarter 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CROWN CASTLE INTERNATIONAL CORP.

        Date: November 14, 2002    By:
                                           /s/W. BENJAMIN MORELAND
                                     ---------------------------------
                                          W. Benjamin Moreland
                                         Senior Vice President,
                                         Chief Financial Officer
                                              and Treasurer
                                          (Principal Financial
                                                Officer)

        Date: November 14, 2002    By:         /s/WESLEY D. CUNNINGHAM
                                     ---------------------------------
                                          Wesley D. Cunningham
                                         Senior Vice President,
                                        Chief Accounting Officer
                                        and Corporate Controller
                                          (Principal Accounting
                                                Officer)

                                 Certification
               For the Quarterly Period Ended September 30, 2002

I, John P. Kelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crown Castle international Corp. ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

                                          /s/ JOHN P. KELLY
                                          --------------------------------------
                                          John P. Kelly
                                          President and Chief Executive Officer

                                 Certification
               For the Quarterly Period Ended September 30, 2002

I, W. Benjamin Moreland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crown Castle international Corp. ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

                                          /s/ W. BENJAMIN MORELAND
                                          --------------------------------------
                                          W. Benjamin Moreland
                                          Senior Vice President, Chief
                                            Financial Officer and
                                          Treasurer