Form 10-K
period 2002-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2003-03-26
CIK 1051470

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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


Title of Each Class of Securities Registered Pursuant to Section
                    12(b) of the Securities                          Name of Exchange
                     Exchange Act of 1934                           on Which Registered
----------------------------------------------------------------    -------------------
                 Common Stock, $.01 par value                     New York Stock Exchange

           Rights to Purchase Series A Participating              New York Stock Exchange
                  Cumulative Preferred Stock

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act
                                of 1934: NONE.

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

   The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $558.5 million as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $3.93 per share.

                   Applicable Only to Corporate Registrants

   As of March 18, 2003, there were 223,652,374 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

   The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2003 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

                                              PART I
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................  30
Item 3.  Legal Proceedings....................................................................  31
Item 4.  Submissions of Matters to a Vote of Security Holders.................................  31

                                              PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  32
Item 6.  Selected Financial Data..............................................................  33
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  61
Item 8.  Financial Statements and Supplementary Data..........................................  62
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 106

                                             PART III
Item 10. Directors and Executive Officers of the Registrant................................... 106
Item 11. Executive Compensation............................................................... 106
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 106
Item 13. Certain Relationships and Related Transactions....................................... 106
Item 14. Controls and Procedures.............................................................. 106

                                              PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................... 107

Signatures and Certifications................................................................. 118

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

                                    PART I

Item 1. Business

Overview

   We own, operate and lease towers, including co-locatable rooftop sites, and transmission networks for wireless communications and broadcast transmission companies. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of December 31, 2002, we owned, leased or managed 15,578 towers, including 10,794 sites in the United States and Puerto Rico, 3,397 sites in the United Kingdom and 1,387 sites in Australia. Our customers currently include many of the world's major wireless communications and broadcast companies, including Verizon, Cingular, Nextel, T-Mobile, Sprint PCS, AT&T Wireless, SingTel Optus ("Optus"), Vodafone, O2, Hutchison 3G UK Limited ("Hutchison 3G"), Orange, British Sky Broadcasting Group plc ("BSkyB"), National Transcommunications Limited ("NTL") and the British Broadcasting Corporation ("BBC").

   Our strategy is to increase our revenue by increasing the utilization of our sites by wireless and broadcast companies, and, where appropriate, to continue to build, acquire and operate new towers and wireless and transmission networks and infrastructure through opportunities created by:

  . the transfer to third parties, or outsourcing, of tower ownership and management by major wireless carriers;

  . the need for existing wireless carriers to expand coverage and improve network capacity;

  . the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry; and

  . the introduction of wireless technologies including broadband data and third generation ("3G") technology.

   Our main businesses are leasing (including via licensing) antenna space on wireless and broadcast towers that can accommodate multiple tenants ("co-location") and operating analog and digital broadcast transmission networks and wireless networks. A key component of our strategy is to promote sharing of wireless towers and broadcast transmission infrastructure. We also provide certain network services relating to tower or other wireless infrastructure for our customers, including project management of antenna installations.

   During 2002, the rate of new tenant additions to our towers decreased by approximately 40% from 2001. Network services revenues have also been adversely impacted in the U.S. due to reduced antenna installation activity related to the decrease in new tenants. Network services revenues declined as a percentage of our total revenue during 2002, and we expect such decline to continue in the foreseeable future.

   Our primary business in the United States is the leasing of antenna space on our sites to wireless carriers. Our tower portfolio consists primarily of towers in various metropolitan areas. As of December 31, 2002, 52.6% of our towers were located in the 50 largest basic trading areas, or "BTAs", in the U.S., and 71.3% of our towers were located in the 100 largest BTAs. See "Business--The Company--U.S. Operations."

   Our primary businesses in the United Kingdom, which is conducted through our wholly owned subsidiary Crown Castle UK Limited, or "CCUK", are the operation of television and radio broadcast transmission networks (including licenses to use certain spectrum) and the leasing of antenna space to wireless carriers. Following our 1997 acquisition of the BBC's broadcast and tower infrastructure, we were awarded long-term contracts to provide the BBC and other broadcasters analog and digital transmission services. We also lease antenna space to wireless operators and broadcasters in the U.K. on the towers we acquired from the BBC. In addition, we lease space to wireless operators on towers that we acquired from wireless carriers or that we have constructed and on rooftop installations constructed on sites acquired from British Telecom ("BT"). In 2002, CCUK was granted spectrum licenses with respect to two digital terrestrial television (DTT) multiplexes in the U.K., and, on October 30, 2002, CCUK, in conjunction with the BBC and BSkyB, launched a multi-channel digital terrestrial television and radio broadcasting service in the U.K. under the brand "Freeview." See "Business--The Company--U.K. Operations."

   Our primary business in Australia, which is conducted through Crown Castle Australia Pty Limited, or "CCAL", is the leasing of antenna space to wireless carriers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd on behalf of a group of professional and institutional investors led by Jump Capital Limited. We currently operate 1,387 towers in Australia. See "Business--The Company--Australia Operations".

   We believe our towers are attractive to a diverse range of wireless communications industries, including personal communications services (PCS), cellular, enhanced specialized mobile radio, specialized mobile radio, 3G, paging, and fixed microwave, as well as radio and television broadcasting. In the U.S. our major customers include Verizon, Cingular, T-Mobile, Nextel, Sprint PCS and AT&T Wireless. In the U.K. our major customers include the BBC, Hutchison 3G, T-Mobile, Orange, 02, NTL, Vodafone and BSkyB. Our principal customers in Australia are Optus, Vodafone Australia, Hutchison and Telstra.

Growth Strategy

   Our objective is to become the leading owner and operator of towers, transmission networks and other infrastructure for wireless communications and broadcasting. We believe our experience in expanding and marketing our towers, as well as our experience in owning and operating analog and digital transmission networks, positions us to accomplish this objective. The key elements of our business strategy are to:

  . Grow Revenue Organically. We are seeking to increase the utilization of our communications sites by increasing the number of antenna leases on our owned and managed communications sites. Many of our towers have capacity available for additional antenna space rental. We believe there is demand for such co-location capacity both from existing carriers and broadcasters and from new carriers and broadcasters, though the growth of such demand has significantly decreased. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our towers. During 2002, wireless carriers significantly reduced the number of antennas they added to sites, making our objective of growing revenue organically more challenging.

  . Grow Margins. We are seeking to take advantage of the operating leverage afforded by the relatively fixed nature of the operating costs associated with our site rental business. The majority of the operating costs of our site rental business consist of ground lease expense, property taxes, repair and maintenance, utilities and salaries, which tend to escalate at approximately the rate of inflation. Consequently, if increased utilization of tower capacity is achieved at low incremental cost, our site rental business should experience operating margin expansion.

  . Allocate Capital Efficiently. We are focused on the efficient utilization of capital. We may seek to expand our existing tower portfolios through the selective acquisition and build of strategically located towers that satisfy certain investment criteria and are complementary to our tower portfolios. With respect to tower acquisitions, such transactions may include acquisitions of sites from major wireless carriers or other tower companies through direct acquisitions, tower exchanges, joint ventures or other means. With respect to tower builds we may selectively build new towers for wireless carriers as they expand and fill in their service areas and deploy new technologies requiring additional communications sites. Our decisions to invest additional capital in selective acquisitions or build activities are generally based upon whether such investments exhibit sufficient co-location revenue potential to achieve our risk-adjusted return on investment hurdle rates. We may also allocate capital to certain strategic adjacent activities that satisfy investment return criteria or complement our tower portfolios. From time to time, we may sell or swap certain of our towers or other assets as opportunities arise. In addition, we may use some of our capital to acquire our debt and equity securities when such acquisitions appear economically viable and capital efficient.

  . Extend Revenue Around Our Existing Assets. We are seeking to leverage our assets and the skills of our personnel in the U.S., the U.K. and Australia. With our wireless communications and broadcast transmission network design and radio frequency engineering expertise, we are positioned to extend the products and services we offer beyond the leasing of tower space to other potentially shareable activities, such as antenna and base station maintenance, shared antennas, shared microwave backhaul and network monitoring. In addition, as evidenced by our recent acquisition of DTT licenses and the launch of Freeview in the U.K., we are pursuing other strategic opportunities, including the possible opportunistic acquisition of spectrum licenses, which are complementary to our existing assets and may provide revenue growth.

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

  U.S. Operations

   Overview

   Our primary business in the United States is the leasing of antenna space on multiple-tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we offer our customers certain infrastructure and network services, including project management of antenna installations.

   We lease antenna space to our customers on our owned, leased and managed towers. We generally receive monthly rental payments from customers payable under site rental leases that are typically five years with renewal options. We also receive fees for managing the installation of customers' equipment and antennas on certain of our sites. Our U.S. customers include such companies as Verizon, Cingular, T-Mobile, Nextel, Sprint PCS and AT&T Wireless. We also provide tower space to private network operators and various federal and local government agencies.

   At December 31, 2002, we owned 10,794 sites in the U.S. and Puerto Rico. These towers are located predominantly in the eastern, midwestern and southwestern United States, along with Puerto Rico. A substantial number of our towers were acquired through transactions consummated within the past four years. In addition, we may consider and enter into arrangements with other wireless carriers and independent tower operators to acquire additional towers or tower portfolios.

   Through the Powertel acquisition, which closed in June 1999, we control and operate approximately 675 towers. These towers represented substantially all of the towers owned by Powertel (now a part of T-Mobile) in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are in seven southeastern states providing coverage of such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast. These towers are complementary to BellSouth Mobility's 850 MHz tower portfolio in the southeast and have minimal coverage overlap. Substantially all of the Powertel towers are over 100 feet tall and can accommodate multiple tenants.

   Through the BellSouth Mobility and BellSouth DCS (now part of Cingular) transactions, which were substantially completed in September 2000, we control and operate approximately 3,060 towers (including towers built pursuant to build-to-suit agreements). These towers represented (1) substantially all of the towers in

BellSouth Mobility's 850 MHz wireless network in the southeastern and midwestern United States providing coverage of 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis and (2) substantially all of the towers in BellSouth DCS's 1.9 GHz wireless network in North Carolina, South Carolina, east Tennessee and parts of Georgia. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants.

   Our joint venture with Verizon Communications relating to the Bell Atlantic Mobile towers (the "Bell Atlantic Mobile venture") controlled and operated approximately 2,020 towers (including towers built pursuant to a build-to-suit agreement) as of December 31, 2002. Through our joint venture with Verizon Communications relating to the GTE Wireless towers (the "GTE venture"), we controlled and operated approximately 2,940 towers (including towers built pursuant to a build-to-suit agreement) as of December 31, 2002. At the time of acquisition, these towers represented substantially all the towers used in the 850 MHz wireless network of Verizon Wireless in the eastern, midwestern, southwestern and Pacific coast areas of the U.S. and currently provide coverage of 22 of the top 50 U.S. metropolitan areas, including New York, Chicago, Houston, Washington, D.C., Philadelphia, Boston, Phoenix and San Francisco. A substantial majority of these towers are over 100 feet tall and can accommodate multiple tenants. We currently own 56.9% of the Bell Atlantic Mobile venture, and Verizon Communications owns the remaining 43.1%. We currently own 82.2% of the GTE venture, and Verizon Communications owns the remaining 17.8%.

   The agreements relating to our joint ventures with Verizon Communications provide that upon a dissolution of either venture and following satisfaction (or adequate provision for satisfaction) of such venture's liabilities, we will receive all the assets of the dissolved venture, other than any shares of our common stock then held by the venture that were contributed by us as capital contributions (15,597,783 shares to the Bell Atlantic Mobile venture and 5,063,731 shares to the GTE venture), all of which shares will be distributed to the applicable Verizon Communications partner. In exchange for the distribution of the venture's assets to us, we will pay to the applicable Verizon Communications partner the then fair market value of such partner's interest in the venture, excluding (1) an agreed venture interest relating to the common stock held by the venture and distributed to such partner and (2) a ..001% interest retained by an affiliate of Verizon Communications and concommitent operating restrictions. A dissolution of either venture may be triggered (1) by the Verizon Communications partner at any time following the third anniversary of the formation of the applicable venture and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary in the case of the Bell Atlantic Mobile venture). The GTE venture was formed on January 31, 2000, and the Bell Atlantic Mobile venture was formed on March 31, 1999. As the third anniversary of formation of both ventures has passed, the Verizon Communications partners could trigger dissolution at any time, requiring us to address the applicable payment obligations. As of December 31, 2002, assuming the distribution of the shares of common stock held by the ventures to the Verizon Communications partner, the interest of the Verizon Communications partner in the GTE venture and the Bell Atlantic Mobile venture would have been approximately 11.0% and 24.1%, respectively. As payment to our venture partner, the dissolution of the GTE venture would require us to deliver cash, and the dissolution of the Bell Atlantic Mobile venture would require us to deliver cash or common stock at our option; such payments may negatively impact our liquidity or cause dilution of our common stock. Additional information regarding the venture dissolution terms can be found in the text of our prior filings with the SEC and in the relevant venture agreements, which have been filed as exhibits to certain of our prior SEC filings. We are currently in discussions with Verizon Communications regarding certain amendments to the venture agreements with respect to the procedures, payments and other aspects of the dissolution provisions relating to the ventures, including a potential deferral of dissolution or payments due upon dissolution. There can be no assurances as to the outcome of these discussions.

   During the third quarter of 2002, each of our ventures with Verizon Communications negotiated a mutual consent to terminate its build-to-suit commitments with Verizon, and we negotiated a mutual consent to terminate our build-to-suit commitments with Cingular. Such agreement terminations eliminated any requirement to build additional towers for either carrier. As a part of the build-to-suit terminations, we sold certain tower construction projects for approximately $22.9 million in cash. Asset write-down charges of approximately $6.4 million were recorded during 2002 related to these projects.

   We plan to continue to selectively build new towers which meet certain economic criteria on a limited basis in areas where carriers fail to transmit or drop signals in their coverage areas. To reduce risk and speculation, we now generally look for sites with multiple tenant demand and obtain lease commitments from wireless carriers prior to building a tower. Further, the towers are constructed to accomodate multiple tenants in order to obviate the need for expensive and time consuming upgrades, saving capital and time for carriers.

   Site Rental

   In the U.S., we rent antenna space on our towers to a variety of carriers operating cellular, personal communication services, specialized mobile radio, enhanced specialized mobile radio, paging and other networks.

   We generally receive monthly rental payments from customers payable under site leases, and we also receive fees for managing the installation of customers' equipment and antennas on certain of our sites. In the U.S., the new leases typically entered into by us have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based primarily on a consumer price index (subject to certain caps). The lease agreements relating to tower network acquisitions generally have a base term of 10 years, with multiple renewal options, each typically ranging from five to ten years. We have existing master lease agreements with most major wireless carriers, including AT&T Wireless, Verizon, T-Mobile, Nextel and Sprint PCS, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

   The average monthly rental payment of a new tenant added to a tower varies among the different regions in the U.S. and the type of service being provided by the tenant, with broadband tenants (such as personal communications services) paying more than narrowband tenants (such as paging), primarily as a result of the physical size of the antenna installation. In addition, we also routinely receive rental payment increases in connection with lease amendments which authorize carriers to add additional antennas or other equipment to sites on which they already have equipment pursuant to pre-existing lease agreements.

   We have site rental opportunities in connection with our larger tower acquisition transactions as a result of the fact that such transactions typically involve a master lease agreement of some type with the selling or transferring carrier and the opportunity to lease additional space to other carriers. For example, in connection with each of the joint ventures with Verizon Communications, we entered into a master lease agreement under which its domestic wireless businesses lease antenna space on the towers transferred to the ventures. Further, in connection with the Powertel, BellSouth Mobility and BellSouth DCS transactions, we entered into agreements under which the transferring carriers occupy space on the towers transferred to us. In each of these transactions, we are permitted to lease additional space on the towers to third parties.

   Network Services

   We design, build and operate our own communication sites on a limited basis. During 2002, we slowed this activity significantly and expect to build less than 20 towers in the U.S. in 2003. We also provide network services such as network design and site selection, site acquisition, site development and project management of antenna installations. Our customers are typically charged for such services on a fixed price contract or a time and materials basis. While we maintain network design services primarily to support the location and construction of our multiple tenant towers, we do, from time to time, provide network design and site selection services to carriers and other customers on a consulting contract basis. In addition, we have engaged in site acquisition services for our own purposes and for third parties. We generally set prices for each site development or project management service separately, and we may negotiate fees on individual sites or for groups of sites. We manage the installation of antenna systems for our cellular, personal communications services, specialized mobile radio, enhanced specialized mobile radio, microwave and paging customers.

   During 2002, network services revenues were adversely impacted in the U.S. due to reduced antenna installation activity related to a decrease in new tenant leases and our strategic decision to reduce our service offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. Network services revenue declined as a percentage of our total revenues during 2002, and we expect such decline to continue in the foreseeable future.

   Significant Contracts

   We have many agreements with telecommunications providers in the U.S., including leases, site management contracts and independent contractor agreements. We currently have significant contracts with most of the major wireless carriers, among others.

   Customers

   In both our site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, personal communications services, enhanced specialized mobile radio and paging. We work primarily with large national carriers such as Verizon, Cingular, AT&T Wireless, Sprint PCS, T-Mobile and Nextel. For the year ended December 31, 2002, Verizon Communications and its subsidiaries accounted for 16.3% of our consolidated revenues. No other single customer in the U.S. accounted for more than 10.0% of our consolidated revenues.

             Industry                               Representative Customers
             --------                               ------------------------
Cellular / Personal Communications
  Services......................... AT&T Wireless, Verizon, Sprint PCS, Cingular, T-Mobile,
                                      Alltel, U.S. Cellular
Specialized Mobile Radio / Enhanced
  Specialized Mobile Radio......... Nextel
Governmental Agencies.............. INS, Coast Guard, FBI, U.S. Postal Service, FAA, DEA, IRS
Private Industrial Users........... Federal Express, Laidlaw Transit, BFI
Data............................... Cingular, Datacom Information Systems, Ardis
Paging............................. WebLink Wireless, WorldCom, Arch
Utilities.......................... Peco Energy Corporation, Nevada Power, Reliant Energy
                                      Entex
Other.............................. XM Satellite Radio

   Sales and Marketing

   Our sales organization maintains our profile within the wireless telecommunications industry. We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions and network services. Information about carriers' existing sites, licenses, capital spend plans, deployment status, and actual signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand.

   A team of national account directors maintains our relationships with our largest customers. These directors work to develop new site leasing opportunities, network services contracts and site management opportunities, as well as to ensure that customers' emerging needs are translated into new products and services. This group also supports third party project management partnerships to provide network deployments and backhaul transmission services.

   Sales personnel in our regional offices develop and maintain close local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. We target numerous types of wireless carriers, including cellular, personal communications services, enhanced specialized mobile radio, wireless data, paging and government agencies. Our objective is to lease space on existing towers and pre-sell capacity on our new towers prior to construction.

   In addition to our full-time sales and marketing staff, a number of senior managers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.

   Competition

   In the U.S., we compete with other independent tower owners which also provide site rental and network services; wireless carriers which own and operate their own tower networks; broadcasters and building owners that lease antenna space, primarily on colocatable rooftop sites; and other potential competitors, such as utilities and outdoor advertisers, some of which have already entered the tower industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, capacity, quality of service and deployment speed have been and will continue to be the most significant competitive factors affecting tower rental companies.

   The following is a list of some of the larger independent tower companies that we compete with in the U.S.: American Tower Corp., SpectraSite, Pinnacle Towers, and SBA Communications. We also compete with Sprint Sites USA, a division of Sprint that markets and manages Sprint's sites and towers. Significant additional site rental competition comes from the leasing of rooftops and other alternative sites for antennas.

   Competitors in the network services business include Bechtel, General Dynamics, Lucent, Wireless Facilities, Inc., SBA Communications and Whalen & Company (a subsidiary of Tetra Tech, Inc.). In 2002, we made a strategic decision to reduce our service offerings to primarily management of antenna installations on our sites and radio frequency planning and testing. We believe that carriers base their decisions on the outsourcing of network services on criteria such as a company's experience, track record, local reputation, price and time for completion of a project.

  U.K. Operations

   Overview

   We own and operate, through CCUK, one of the world's most established broadcast television and radio transmission networks. In addition to providing transmission services, we also lease antenna space on our 3,397 communications sites in the United Kingdom to various communications service providers, including T-Mobile, O2, Orange, Hutchison 3G and Vodafone, and provide telecommunications network installation and maintenance services and engineering consulting services. We provide transmission services for four of the six digital terrestrial television multiplexes in the U.K., two BBC analog television services, six UK-wide BBC radio services on FM, AM and DAB (the first digital audio broadcast service in the U.K.), five BBC regional radio services for Scotland, Wales and Northern Ireland, 38 local BBC radio stations and two national commercial radio services through our network of transmitters, which reach 99.4% of the U.K. population. These transmitters are located on approximately 1,300 sites, more than half of which we own or control and the balance of which are either licensed to us under a site-sharing agreement with NTL or other third party site operators. In April 2001, we launched a new wireless carrier network service for T-Mobile (previously One 2 One) in Northern Ireland. In 2002, CCUK was granted spectrum licenses with respect to two DTT multiplexes in the U.K., and on October 30, 2002, CCUK, together with the BBC and BSkyB, launched a multi-channel DTT and radio broadcasting service, under the brand "Freeview." In connection with Freeview, we have secured long-term contracts to provide digital television transmission services to the BBC, BSkyB, UKTV, Flextech Television, MTV (part of Viacom) and EMAP. See "Business--The Company--U.K. Operations--Transmission Business" and "--Significant Contracts".

   Our core revenue generating activity in the U.K. is the analog and digital terrestrial transmission of radio and television programs broadcast by the BBC. CCUK's transmission business, which was formerly owned by the BBC, was privatized under the Broadcasting Act 1996 and sold to CCUK in February 1997. At the time the BBC home service transmission business was acquired, CCUK entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the U.K. Digital television contracts were added in 1998 and 2002 as described below. For the 12 months ended December 31, 2002, approximately 33.7% of CCUK's consolidated revenues were derived from the provision of transmission services to the BBC.

   At December 31, 2002, we owned or managed 3,397 sites in the U.K. Our sites are located throughout England, Wales, Scotland and Northern Ireland.

   We expect to expand our existing portfolio in the U.K. by building and acquiring additional sites. We anticipate that most of these new sites will be developed on BT sites under our agreement with BT. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement". We believe our existing network of sites and towers encompasses many of the most desirable site locations in the U.K. for wireless communications. However, due to the shorter range over which telecommunications signals carry, as compared to broadcast signals, wireless communications providers require a denser portfolio of sites to cover a given area.

   In March 1999, CCUK completed the One 2 One (now part of T-mobile) transaction. Through this transaction, CCUK has added an aggregate of 1,672 towers (including towers built pursuant to a build-to-suit agreement with T-Mobile) to its portfolio. These towers represent substantially all the towers in T-Mobile's nationwide wireless network in the U.K. These towers form part of CCUK's nationwide network of sites and towers to be marketed to wireless carriers in the United Kingdom. See "Business--The Company--U.K. Operations--Significant Contracts--T-Mobile Northern Ireland Network".

   In November 2000, CCUK entered into an agreement with BT to lease space on as many as 4,000 BT sites throughout the U.K. These sites are principally rooftop facilities owned by BT in urban areas. As of December 31, 2002, we had developed 648 sites under this agreement. In April 2002, CCUK reached agreement with BT to defer until March 2003 payment of (Pounds)50 million (approximately $80.5 million) which had been due March 2002 from CCUK to BT under this agreement. We are currently in discussions with BT regarding certain amendments to this agreement, including the further deferral or reduction of this payment and a reduction of the number of BT sites acquired. There can be no assurances as to the outcome of these discussions. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement".

   In February 2001, CCUK signed an agreement with Hutchison 3G whereby Hutchison 3G would lease space on a minimum of 4,000 CCUK sites throughout the U.K. In addition, in February 2001, CCUK signed an initial agreement with its existing customer O2 (previously BT Cellnet) pursuant to which O2 would lease additional space on CCUK sites throughout the U.K., with a minimum take up of 500 additional sites per year for each of the years 2001, 2002 and 2003. Under each of these agreements, the carrier is disputing the terms of the agreement and is not currently leasing the required number of sites within the time period contemplated by the agreement, and CCUK is currently in discussions with the carriers regarding the terms of the agreements and resolution of the disputed issues. There can be no assurances as to the outcome of these discussions. See "Business--The Company--U.K. Operations--Significant Contracts--Hutchison 3G Agreement" and "--O2 Agreement".

   Transmission Business

   Analog. For the 12 months ended December 31, 2002, CCUK generated approximately 27.2% of its revenues from the provision of analog broadcast transmission services to the BBC. Under the BBC analog transmission contract, we provide terrestrial transmission services for the BBC's analog television and radio programs and certain other related services (including BBC digital radio) for an initial 10-year term through March 31, 2007. See "Business--The Company--U.K. Operations--Significant Contracts--BBC Analog Transmission Contract".

   In addition to the BBC analog transmission contract, we have separate contracts to provide maintenance and transmission services for two national commercial radio stations, Virgin Radio and talkSPORT (formerly Talk Radio). In July 2001, the Virgin Radio contract was renewed for a period expiring April 30, 2008. The talkSPORT contract commenced on February 4, 1995 and expires on December 31, 2008.

   We own all of the transmitter equipment used for broadcasting the BBC's domestic radio and television programs within the U.K., whether located on one of CCUK's sites or on an NTL or other third-party site. As of December 31, 2002, CCUK had 3,929 transmitters, of which 2,571 were for television broadcasting and the remainder were for radio.

   A few of our most powerful television transmitters together cover the majority of the U.K. population. The coverage achieved by the less powerful transmitters is relatively low, but is important to the BBC's ambition of attaining universal coverage in the U.K. This is illustrated by the fact that one of our analog television transmitters (Crystal Palace) provides coverage to 20% of the U.K. population and the top 16 analog transmitters provide coverage to 79% of the U.K. population.

   All of our U.K. transmitters are capable of unmanned operation and are maintained by mobile maintenance teams from 25 bases located across the U.K. A site-sharing agreement provides us with reciprocal access rights to NTL's broadcast transmission sites on which we have equipment.

   DTT Network. In January 2000, we completed the rollout of the 80 station network required under our contracts with the then current holders (including the BBC and ITV Digital) of four of the six licenses issued in the U.K. for digital terrestrial television (DTT) services. Of these sites, 49 are owned or controlled by us, and the remainder are on NTL owned or controlled towers pursuant to a site sharing arrangement. In 2002, following the award of the DTT licenses formerly held by ITV Digital ("ITVD") to the BBC (one license) and CCUK (two licenses), we upgraded our DTT network to provide a more reliable signal. This upgrade consisted of (1) a change in the radio frequency modulation scheme and (2) increases to the transmission power at a number of transmitter sites.

   Digital Transmission and Broadcast ("Freeview"). In 1997, the U.K. Independent Television Commission ("ITC") awarded ITVD three of the five available commercial digital terrestrial television "multiplexes" for new program services. From 1999 to March 2002, pursuant to a digital transmission contract with an original term of twelve years, CCUK was responsible for the transmission of the ITVD signal through the CCUK-owned digital terrestrial television network to approximately 1.2 million ITVD subscribers in the U.K. In April 2002, ITVD announced plans to liquidate its assets and returned its DTT multiplex licenses to the ITC. Prior to the liquidation, CCUK earned gross revenues of approximately (Pounds)19.4 million ($27.6 million) annually under the ITVD transmission contract. ITVD represented approximately 12% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company.

   Following the return of the licenses by ITVD, the ITC conditionally awarded the license for one multiplex to the BBC and the licenses for two multiplexes to CCUK. No license fees were paid to the U.K. government with respect to the award of the multiplex licenses other than an approximately $38,000 application fee per multiplex. The licenses were formally granted on August 16, 2002 for a term of 12 years, and CCUK has the right to renew the licenses for an additional term of 12 years subject to satisfaction of certain performance criteria. On October 30, 2002, the BBC, CCUK and BSkyB launched their multi-channel digital TV and radio broadcasting services, under the brand "Freeview". Digital TV Services Ltd ("DTVSL"), a cost-sharing cooperative in which CCUK, the BBC and BSkyB are equal shareholders, has been created specifically to promote Freeview. In addition to being the licensed broadcast operator of the two multiplexes awarded to CCUK, CCUK provides the transmission of the DTT program signals for the two CCUK and two BBC multiplexes through the CCUK-owned DTT network.

   Following the award of the DTT licenses and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide transmission and distribution service for the multiplex awarded to the BBC. Also in August 2002, CCUK entered into an agreement with BSkyB to provide transmission, distribution and multiplexing service in relation to 75% of the capacity of one of the CCUK multiplexes. Both of these agreements are for an initial period of six years with an option by the BBC and BSkyB for an additional six-year term. In addition, CCUK has entered into agreements to provide transmission, distribution and multiplexing services to a number of TV and radio content providers (EMAP, Flextech, Guardian Media Group, MTV, OneWord and UKTV) through the two multiplexes awarded to CCUK. Agreements with the TV content providers are also for six-year terms, with renewal options, while agreements with radio providers are generally for shorter terms. Through such agreements, CCUK is currently transmitting content for such customers with respect to approximately 90% of its licensed capacity and is currently in negotiations with content providers with respect to the remaining capacity. CCUK has contracted annual revenues of approximately (Pounds)25.3 million ($40.7 million) for the provision of transmission, distribution and multiplexing services related to the new multiplex licenses in 2003, which replaces the approximately (Pounds)19.4 million annual revenues previously earned from the ITVD contract and is in addition to the revenues generated from the original 1998 BBC Digital Transmission Contract. See "Business--The Company--U.K. Operations--Significant Contracts--1998 BBC Digital Transmission Contract", "--2002 BBC Digital Transmission Contract" and "--BSkyB Digital Transmission Contract."

   CCUK has invested, as a result of its previous contract with ITVD, substantially all of the capital required to provide the services described above. CCUK is already incurring, again by virtue of its previous contract with ITVD, a large proportion of the operating costs required to provide these services (including payments to British Telecom for distribution circuits and payments to NTL for site rental). Since CCUK will offer a more complete end-to-end service to content providers than was provided to ITVD, CCUK expects to incur certain additional operating costs including (1) payments to BBC's technology division for multiplexing services and (2) payments to DTVSL for promotion and marketing of Freeview. In 2003, CCUK will incur additional annual operating expenses of approximately (Pounds)5.3 million ($8.5 million) above the costs incurred for the provision of broadcast services to ITVD.

   Digital Radio (DAB). In addition to our DTT transmission and broadcast services, we currently provide transmission services for digital radio broadcasts (DAB) in the U.K. In 1995, the BBC launched, over our transmission network, its initial national digital radio service, and this service is now broadcast to approximately 65% of the U.K. population. A license for an independent national digital radio network was awarded to the Digital One consortium during 1998. In addition, local digital radio licenses have been awarded since 1999, and on July 14, 2000, we were awarded a 12 year contract with Switchdigital (London) Limited to provide their London local digital radio network service. Since that time, CCUK has been awarded two additional 12 year contracts by other Switchdigital consortia, covering two areas of Scotland. Site sharing for other DAB multiplexes provides additional revenues at several other transmission sites.

   Site Rental

   The acquisition of the BBC transmission network provided a valuable initial portfolio for the location of wireless antennas. As of December 31, 2002, approximately 310 companies rented antenna space on CCUK's 3,397 towers. These site rental agreements have normally been for three to 20 years and are generally subject to rent reviews every three years. Site sharing customers are generally charged annually in advance, according to rate schedules that are based on the antenna size and position on the tower. Our largest site rental customer in the U.K. is NTL under the Site-Sharing Agreement and the digital broadcasting site sharing agreement.

These site sharing agreements relate to the reciprocal use of sites for the respective broadcast contracts of CCUK and NTL and are not representative of the typical wireless colocation tenant. See "Business--The Company--U.K. Operations--Significant Contracts--Site-Sharing Agreement."

   CCUK's largest (by revenue) site rental customers consist mainly of wireless carriers such as Hutchison 3G, T-Mobile, O2, Orange, NTL, Vodafone and BT. Revenues from these non-BBC sources continue to become an increasing portion of CCUK's total U.K. revenue base. We believe that site rental from communication service providers will increase in line with the expected growth of these communication services along with the deployment of new technologies, such as 3G, in the U.K.

   We have master lease agreements with all of the major U.K.
telecommunications site users, including BT, O2, T-Mobile, Orange, Hutchison 3G and Vodafone. These agreements typically specify the terms and conditions (including pricing and volume discount plans) under which these customers have access to all sites within our U.K. portfolio. Customers submit orders for specific sites using the standard terms included in the master lease agreements.

   Network Services

   CCUK provides broadcast and telecommunications network services to various customers in the U.K. We have engineering and technical staff capable of meeting the requirements of our current customer base and the challenges of developing digital technology. Within the U.K., CCUK has worked with several telecommunications operators on design and build projects as they rollout their networks.

   Network Design and Site Selection.

   In December 1999, CCUK and T-Mobile entered into an agreement under which CCUK would establish a turnkey mobile network for T-Mobile in Northern Ireland. In April 2001, CCUK launched the network, which now covers approximately 98.5% of the population of Northern Ireland. CCUK provides cell planning, acquisition, design, build, operation and maintenance services related to the network, including ownership of the antenna, provisioning of backhaul and signal monitoring. T-Mobile provides the base stations and holds the spectrum license. The agreement with T-Mobile is for an initial term of 11 years. We currently own and operate approximately 200 tower sites in Northern Ireland, and T-Mobile is a tenant on substantially all of these sites as part of the network.

   In June 2000, CCUK was awarded a contract for the first phase of a three-phase network rollout of Europe's first commercial 3G network on the Isle of Man. In March 2001, CCUK was awarded a further contract with Manx Telecom for the second and third phases. The network, comprised of approximately 28 sites, was built by NEC and Siemens for Manx Telecom, a wholly owned subsidiary of mmO2, and was completed in September 2001. CCUK provided turnkey project management, installation and commissioning of the 3G radio access network, including site planning, design, build and radio frequency planning. Service on the network was launched in December 2001.

   Site Acquisition. In the U.K. we are involved in site acquisition services for our own purposes and for third parties. We recognize that the site acquisition phase often carries the highest risk for a project. To ensure the greatest possible likelihood of success and timely acquisition, we combine a desktop survey of potential barriers to development with a physical site search with relevant analyses, assessments and, where necessary, surveys. We seek to utilize our experience in site acquisition and co-location when meeting with local planning authorities.

   Site Development and Antenna Installation. CCUK provides turnkey network rollout and deployment services, including site design, site construction and installation activity for wireless infrastructure. CCUK's operations division provides program and project management through its delivery teams, using project management tools and software. The majority of construction activities are completed through independent contractors experienced in the wireless telecommunications construction industry. Operations are located in four regional offices across the U.K., providing a nationwide service to our customers.

   Significant Contracts

   CCUK's principal analog broadcast transmission contract is the BBC analog transmission contract. CCUK also has entered into DTT contracts with the BBC. In connection with Freeview, CCUK has entered into transmission and multiplexing contracts with BSkyB and various other broadcasters. Under the site-sharing agreement, CCUK also gives NTL access to facilities to provide broadcast transmission to non-CCUK customers. CCUK also has long-term service agreements with broadcast customers such as Virgin Radio, talkSPORT and Switchdigital plus a number of smaller broadcasters. In addition, CCUK has several agreements with telecommunication providers, including leases, site management contracts and independent contractor agreements. CCUK has agreements with Hutchison 3G and O2 which contain lease commitments for a minimum number of CCUK sites. Certain terms of each such agreement are currently in dispute and we are currently in discussions with Hutchison 3G and O2 in an effort to resolve the disputed issues. CCUK has also entered into contracts to design and build infrastructure for customers such as O2, T-Mobile, Orange and Vodafone, including the turnkey network contract for T-Mobile in Northern Ireland.

   BBC Analog Transmission Contract. CCUK entered into a 10-year transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the U.K. at the time the BBC home service transmission business was acquired. The BBC analog transmission contract also provides for CCUK to be liable to the BBC for "service credits" (i.e., rebates of its charges) in the event that certain standards of service are not attained as a result of what the contract characterizes as "accountable faults" or the failure to meet certain "response times" in relation to making repairs at certain key sites. Experience has shown that CCUK is equipped to meet the BBC's service requirements as demonstrated by the fact that CCUK is subject to periodic performance reviews and to date has paid no service credit penalties.

   The initial term of the BBC analog transmission contract ends on March 31, 2007. Thereafter, the BBC analog transmission contract may be terminated with 12 months' prior notice by either of the parties, expiring on March 31 in any contract year, from and including March 31, 2007. It may also be terminated earlier by or upon mutual agreement, bankruptcy or insolvency of a party, certain force majeure events, a material breach and certain change of control events (as defined in the BBC analog transmission contract).

   It is contemplated that the BBC analog transmission contract will be amended and extended in some manner. However, there can be no assurances that any such modifications or extensions will occur.

   1998 BBC Digital Transmission Contract. In 1998, we bid for and won the 12-year contract from the BBC to build and operate the DTT transmission network for its first multiplex. The BBC has committed to the full DTT roll-out contemplated by the contract. Under the contract, the BBC may send us notice to terminate the contract during November 2003 through January 2004 (the three-month period following the fifth anniversary of our commencement of digital terrestrial transmission services for the BBC), but only if the BBC's Board of Governors determines, in its sole discretion, that digital television in the U.K. does not have sufficient viewership to justify continued digital television broadcasts. Under this provision, the BBC will pay us a termination fee in cash that substantially recovers our capital investment in the network as a result of this contract, and any residual ongoing operating costs and liabilities. Like the BBC analog transmission contract, the contract is terminable upon the occurrence of certain change of control events.

   2002 BBC Digital Transmission Contract. Following the award of the DTT licenses and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide transmission and distribution service for the new DTT multiplex licensed to the BBC. This agreement commenced on October 30, 2002 and has an initial term of six years, with an option by the BBC to renew for an additional six-year term.

   BSkyB Digital Transmission Contract. In addition, following the award of the DTT licenses and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with BSkyB to provide multiplexing, distribution and transmission service in relation to 75% of the capacity of one of the multiplexes licensed to CCUK. This agreement is for an initial period of six years, with an option by BSkyB to renew for an additional six-year term.

   BT Digital Distribution Contract. Under the BBC and Freeview related digital transmission contracts (including the contracts described above), in addition to providing DTT transmission services, CCUK has agreed to provide for the distribution of the BBC and Freeview related broadcast signals from their respective television studios to CCUK's transmission network. In May 1998, CCUK entered into a 12-year distribution contract with BT in which BT has agreed to provide fully duplicated, primarily fiber-based, digital distribution services. This contract is now being used to provide program distribution services in connection with Freeview and has been amended to expire contemporaneously with our DTT multiplex licenses in 2014 (with provisions for extending the term).

   Site-Sharing Agreement. In order to optimize service coverage for television and radio services and to enable viewers to receive all analog UHF television services using one receiving antenna, the BBC, as the predecessor to CCUK, and NTL made arrangements to share certain broadcast sites. This arrangement was introduced in the 1960s when UHF television broadcasting began in the U.K. In addition to service coverage advantages, the arrangement also minimizes costs and avoids the difficulties of obtaining additional sites.

   On September 10, 1991, the BBC and NTL entered into the Site-Sharing Agreement which set out the commercial site sharing terms under which the parties were entitled to share each other's sites for any television and radio services. Under the Site-Sharing Agreement, the party that is the owner, lessee or licensee of each site is defined as the "Station Owner". The other party, the "Sharer", is entitled to request a license to use certain facilities at that site. The Site-Sharing Agreement and each site license provide for the Station Owner to be paid a commercial license fee in accordance with the Site-Sharing Agreement rate schedule and for the Sharer to be responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. The Site-Sharing Agreement may be terminated with five years' prior notice on December 31, 2005 or on any tenth anniversary of that date. As no notice was served in 2000, the next termination date is December 31, 2015. It may also be terminated upon a material breach, bankruptcy or insolvency of a party, and cessation of a broadcast transmission business or function.

   Similar site sharing arrangements have been entered into between NTL and us for the build-out of digital transmission sites and equipment, including a supplementary ratecard related to site sharing fees for new digital facilities and revised operating and maintenance procedures related to digital equipment.

   Revenues received by CCUK under these NTL agreements with respect to space rented by NTL on CCUK owned sites are substantially offset by payments made to NTL with respect to space rented by CCUK on NTL owned sites.

   T-Mobile Northern Ireland Network. In December 1999, CCUK and T-Mobile entered into an agreement under which CCUK would establish a turnkey mobile network for T-Mobile in Northern Ireland. In April 2001, CCUK launched the network, which now covers approximately 98.5% of the population of Northern Ireland. CCUK provides cell planning, acquisition, design, build, operation and maintenance services related to the network, including ownership of the antenna, provisioning of backhaul and signal monitoring. T-Mobile provides the base stations and holds the spectrum license. The agreement with T-Mobile is for an initial term of 11 years. We currently own and operate approximately 200 tower sites in Northern Ireland, and T-Mobile is a tenant on substantially all of these sites as part of the network.

   British Telecom Agreement. In November 2000, CCUK entered into an agreement with BT to lease space on as many as 4,000 BT sites (principally rooftop facilities) throughout the U.K. We are developing the BT site portfolio for the deployment of wireless services, including second generation ("2G") and 3G services. We contracted to invest an aggregate of (Pounds)150 million (approximately $241 million) for the first 1,500 sites from the BT site portfolio, but the final payment due is the subject of discussions as described below. As of December 31, 2002, we had developed 648 sites under this agreement. In June 2001, CCUK signed a management services agreement to manage the pre-existing BT site sharing customers on the sites subject to this agreement. In April 2002, CCUK reached agreement with BT to defer until March 2003 the final required payment of (Pounds)50 million (approximately $80.5 million), for the third of three tranches of 500 sites, which had been due March 2002 from

CCUK to BT under this agreement. We are currently in discussions with BT regarding certain amendments to this agreement, including the further deferral or reduction of the payment that would otherwise be owed in March 2003 and a reduction in the number of BT sites acquired. There can be no assurances as to the outcome of these discussions.

   Hutchison 3G Agreement. In February 2001, CCUK signed an agreement with Hutchison 3G whereby Hutchison 3G would lease space on a minimum of 4,000 CCUK sites throughout the U.K. Currently, Hutchison 3G is not leasing the number of sites required within the time period contemplated by the agreement. We are currently in discussions with Hutchison 3G regarding several potential amendments to this agreement, including one such amendment which may result in the deferral or reduction of Hutchison 3G's take or pay commitments. We are also discussing with Hutchison 3G amending the agreement to include CCUK's new build processes. There can be no assurances as to the outcome of these discussions.

   O2 Agreement. In February 2001, CCUK signed an initial agreement with its existing customer O2 pursuant to which O2 would lease additional space on CCUK sites throughout the U.K., with a minimum take up of 1,500 additional through 2003 (a minimum take up of 500 sites per year for each of 2001, 2002 and 2003). O2 did not satisfy the minimum take up requirements in 2001 or 2002. The terms of the agreement are in dispute, and we are currently in discussions with O2 which may result in the deferral or reduction of O2's take or pay commitments. There can be no assurances as to the outcome of these discussions.

   Third Generation Technology

   During April 2000, the United Kingdom auctioned five licenses relating to 3G mobile communications. Vodafone, O2, T-Mobile, Orange and Hutchison 3G currently hold the 3G licenses acquired through these auctions. We contemplate working with the 3G license holders in order to provide site sharing of network towers, equipment and other communications infrastructure as a solution to many of the commercial and technical challenges and costs which the 3G license holders will face.

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

   There can be no assurances that 3G or other new wireless technologies will be introduced or deployed as rapidly or in the manner previously or presently projected by the wireless industry. The deployment of 3G has already been significantly delayed as to prior projections. In addition, demand and customer adoption rates of 3G and other technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for site rental as a result of such technologies may not be realized at the times or to the extent previously or presently anticipated.

   Customers

   For the 12 months ended December 31, 2002, the BBC accounted for approximately 33.7% of CCUK's consolidated revenues. This percentage has decreased from 44.2% and 39.4% for the 12 months ended December 31, 2000 and December 31, 2001, respectively, and is expected to continue to decline as CCUK continues to expand its site rental business. CCUK provides the five largest U.K. personal communications network/cellular operators (O2, T-Mobile, Orange, Vodafone and Hutchison 3G) with infrastructure services and also provides fixed telecommunications operators, such as BT and Energis, with microwave links and backhaul infrastructure. The following is a list of some of CCUK's leading site rental customers by industry segment.

        Industry                   Representative Customers
        --------                   ------------------------
      Broadcasting. BBC, NTL, Virgin Radio, talkSPORT, XFM, Switchdigital,
                      BSkyB, UKTV, Flextech Television, MTV, EMAP
      Cellular--GSM Vodafone, O2, Orange, T-Mobile
      3G........... Hutchison 3G, O2, Orange, Vodafone, T-Mobile
      PMR/TETRA.... Airwave, Inquam

   Sales and Marketing

   We have a staff of sales and business development personnel in the U.K. who identify new revenue-generating opportunities, develop and maintain key account relationships, and tailor service offerings to meet the needs of specific customers. A good relationship has been maintained with the BBC, and good relationships have been developed and maintained with many of the major broadcasters and wireless communications carriers in the U.K.

   Competition

   CCUK's primary competitors with respect to its digital terrestrial broadcast transmission platform are satellite and cable broadcast operators, including BSkyB, NTL, Telewest and Cable & Wireless. NTL is CCUK's primary competitor in the terrestrial broadcast transmission market in the U.K. NTL provides analog transmission services to ITV, Channels 4 and 5, and S4C television networks, the national commercial radio service Classic FM, a number of local analog commercial radio stations and Digital One, the national digital radio license holder. NTL retains partial ownership of both the SDN digital television multiplex and Digital One, the national independent digital radio licensee. NTL has also been awarded the transmission contract for two of the six DTT multiplexes. CCUK operates the transmission network contracts for the other four multiplexes, two for the BBC and two for the CCUK licensed multiplexes.

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

   CCUK's primary competition to its site leasing business comes from building owners, including utilities, that lease space on co-locatable rooftop sites. NTL also offers site rental on approximately 2,000 of its sites, some of which are managed on behalf of third parties. U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator; however, several operators have made public statements indicating they are willing to share or jointly develop certain sites with competitors and other third parties under certain circumstances.

   CCUK faces competition from a large number of companies in the provision of network services. The companies include specialty consultants and equipment manufacturers such as Nortel and Ericsson. NTL also offers certain network services to its customers, including installation and maintenance.

  Australia Operations

   Our primary business in Australia is the leasing of antenna space to wireless carriers. CCAL, a joint venture which is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited, is our principal Australian operating subsidiary.

   CCAL is the largest independent tower operator in Australia with a nationwide tower portfolio providing sites for cellular coverage for over 92% of the population in Australia. CCAL currently operates 1,387 towers, with a strategic presence in all of Australia's licensed regions including Sydney, Melbourne, Brisbane, Adelaide and Perth.

   716 of CCAL's towers were purchased from Optus during 2000 for approximately $135 million (Australia $220 million) in cash. As part of this transaction, Optus agreed to lease space on these towers for an initial term of 15 years. The agreement also provided CCAL with an exclusive right to develop all future tower sites for Optus through April 2006. These build-to-suit provisions were terminated in March 2002 by mutual consent. In terminating the build-to-suit arrangement, it was agreed that CCAL would purchase an additional 44 sites for an aggregate of $5.7 million (Australia $10.5 million), 41 of which have been acquired to date.

   An additional 643 towers were acquired from Vodafone Australia in April 2001 for approximately $121 million (Australia $240 million). As part of this transaction, Vodafone Australia has agreed to lease space on these towers for an initial period of 10 years, and CCAL has the exclusive right to acquire up to 600 additional tower sites that Vodafone may construct through April 2007. The Vodafone Australia acquisition was funded 85.1% by us and 14.9% by the Jump Capital group, which resulted in our interest in CCAL being increased from 66.7% to 77.6%. In 2002, CCAL exercised its right under the warranty provisions of the original acquisition agreement to return 18 towers which did not meet certain criteria. This resulted in a return to CCAL of $3.5 million (Australia $6.3 million) of consideration which was originally paid for these sites. In 2002, CCAL acquired an additional four sites from Vodafone pursuant to the terms of the original acquisition agreement.

   As of December 31, 2002, CCAL also provided maintenance services on approximately 1,067 customer sites and management services on approximately 1,094 customer sites.

   In Australia, CCAL competes with other independent tower owners which also provide site rental and network services; wireless carriers, which own and operate their own tower networks; service companies that provide engineering and site acquisition services; and other site owners, such as broadcasters and building owners. The two other significant tower owners in Australia are Telstra and Broadcast Australia. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting tower rental companies.

Employees

   At December 31, 2002, we employed approximately 1,462 people worldwide. Other than in the U.K., we are not a party to any collective bargaining agreements. In the U.K., we are party to a collective bargaining agreement with the Broadcast, Entertainment, Cinematographic and Theatrical Union (BECTU). This agreement establishes bargaining procedures relating to the terms and conditions of employment for all of CCUK's non-management staff. CCUK is currently in discussions with BECTU regarding the potential restructure of pension arrangements as they relate to the former employees of the BBC. We contemplate a satisfactory resolution to these discussions without a work stoppage or similar event, but there can be no assurances of such an outcome. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory. See "Business--2002 Events--Restructurings."

Regulatory Matters

   To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review and modification by the applicable governmental authority from time to time. See "Business--Risk Factors."

  United States

   Federal Regulations

   Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports, of proposed tower and antenna structures. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage. Failure to comply with the applicable requirements may lead to civil penalties.

   Local Regulations

   Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions or place conditions on construction that are responsive to community residents' concerns regarding the height and visibility of the towers.

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

  United Kingdom

   Telecommunications systems and equipment used for the transmission of signals over radio frequencies have to be licensed in the U.K. These licenses are issued on behalf of the British Government by the Secretary of State for Trade and Industry under the Telecommunications Act 1984, the Wireless Telegraphy Acts 1949, 1968 and 1998 and the Broadcasting Act 1996. CCUK has a number of such licenses under which it runs the telecommunications distribution and transmission systems which are necessary for the provision of its transmission services.

   Licenses under the Telecommunications Act 1984

   CCUK has the following three licenses under the Telecommunications Act 1984:

   Transmission License. The Transmission License is a renewable license to run telecommunications systems for the transmission via radio of broadcasting services. This license is for a period of at least 25 years from January 23, 1997, and is CCUK's principal license. The license has certain price control conditions and change of control provisions.

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

   Licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998

   CCUK has a number of licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998, authorizing the use of radio equipment for the provision of certain services over allocated radio frequencies including:

  . a broadcasting services license in relation to the transmission services provided to the BBC and other broadcast customers,

  .   a fixed point-to-point radio links license, and

  .   DTT test and development licenses.

   All the existing licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998 have to be renewed annually with the payment of a fee. The BBC, Virgin Radio and talkSPORT have each contracted to pay their portion of these fees. CCUK is also obliged to pay these fees in respect of its DTT licenses.

   Multiplex Spectrum Licenses - Broadcasting Act 1996

   In August 2002, CCUK was granted two 12 year multiplex spectrum licenses to provide DTT broadcasting services in the UK, with a 12 year renewal option subject to certain performance criteria. Each of the these two licenses contains conditions relating to how CCUK provides its services, including conditions regarding signal quality, marketing, and fairness and open competition regarding contracts with program providers. In addition, CCUK must meet obligations to implement certain power increases with respect to a number of the stations listed in the licenses. See "Business--The Company--U.K. Operations--Transmission Business."

   New Legislation

   The EU Counsel of Ministers and the European Parliament have reached an agreement on new directives that will establish a framework for the regulation of electronic communications networks, services and associated facilities throughout the European Union. As part of this initiative, new legislation is planned for implementation in the U.K. by the end of 2003, which will consolidate various regulatory bodies including Office of Telecommunications (OFTEL) and the Independent Television Commission (ITC) to create a single body to regulate broadcasting and telecommunications in the U.K. Under the proposed new legislation CCUK's existing telecommunications licenses will be updated and replaced. CCUK is currently in consultation with OFTEL to discuss the implications of the proposed changes.

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

   Local Regulations

   In Australia there are various local, state and territory laws and regulations which relate to, among other things, town planning and zoning restrictions, standards and approvals for the design, construction or alteration of a structure or facility, and environmental regulations. As in the U.S., these laws vary greatly, but typically require tower owners to obtain approval from government bodies prior to tower construction and for ongoing compliance with environmental laws.

Environmental Matters

   To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See "Business--Risk Factors."

   Our operations are subject to foreign, federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and we could also be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the U.S., U.K. and Australia.

   As licensees and site owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to OSHA and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive.

   We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable environmental laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on our business, results of operations, or financial condition.

2002 Events

   Set forth below is a description of certain other significant events which took place during 2002 and involved or affected our business or operations. The description of a significant event set forth below is only a summary of the main points relating to such event.

   Restructurings

   In March 2002, we announced a restructuring of our U.K. operations. In connection with the restructuring, we reduced our U.K. staff by 212 full time employees and disposed of certain service lines. We recorded cash charges of $8.5 million during 2002 with respect to this restructuring.

   In October 2002, the Company announced a restructuring of its U.S. business. As part of the restructuring, the Company is reducing its U.S. workforce by approximately 230 employees and is closing some smaller offices. The actions taken for the restructuring will be substantially completed by the end of the first quarter of 2003. In connection with this restructuring, the Company recorded cash charges of approximately $6.1 million in the fourth quarter of 2002 related to employee severance payments and costs of office closures.

   Deferral of British Telecom Payments

   In April 2002, CCUK reached agreement with BT to defer until March 2003 the final required payment of (Pounds)50 million (approximately $80.5 million), for the third of three tranches of 500 sites, which had been due March 2002 from CCUK to BT under the BT site agreement. We are currently in discussions with BT regarding certain amendments to this agreement, including the further deferral or reduction of the payment that would otherwise be owed in March 2003 and a reduction of the number of BT sites acquired. There can be no assurances as to the outcome of these discussions. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement".

   Repurchase of Securities

   In August and September of 2002, we began repurchasing our stock (both common and preferred) and debt securities in public market transactions. Through December 31, 2002, we repurchased debt securities and shares of preferred stock with aggregate principal and redemption amounts (at maturity) of approximately $407.4 million. We utilized approximately $203.8 million in cash to effect these repurchases, resulting in aggregate gains of $178.6 million. Through December 31, 2002, we also repurchased a total of 1.5 million shares of common stock (in addition to the common stock purchases described below), utilizing $3.0 million in cash.

   In July 2002, we repurchased 8.5 million shares of our common stock through a privately negotiated transaction for approximately $18.3 million in cash. The shares purchased represented all of the remaining shares previously owned by affiliates of France Telecom.

   In June, September and December 2002, we paid our quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 3.7 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, we repurchased the 3.7 million shares of common stock from the dividend paying agent for a total of approximately $12.2 million in cash. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

   Termination of U.S. Build-to-Suit Agreements

   During the third quarter of 2002, each of our joint ventures with Verizon Communications negotiated a mutual consent to terminate its build-to-suit agreements with Verizon Wireless, and we negotiated a mutual consent to terminate our build-to-suit agreements with Cingular. Such agreement terminations eliminated any requirement to build additional towers for either carrier. As a part of the build-to-suit terminations, we sold certain tower construction projects for approximately $22.9 million in cash. Asset write-down charges of approximately $6.4 million were recorded during 2002 related to these projects.

   Paydown of Joint Venture Credit Facility

   In September 2002, the Bell Atlantic Mobile venture repaid $50.0 million in outstanding borrowings under its credit facility. The Bell Atlantic Mobile venture utilized cash provided by its operations to effect this repayment.

   Freeview

   On October 30, 2002, CCUK, in conjunction with BBC and BSkyB, launched Freeview, a DTT service in the U.K. CCUK currently provides broadcast services, including transmission services, with respect to the four DTT multiplexes utilized in connection with Freeview. CCUK has contracted annual revenues of approximately (Pounds)25.3 million ($40.7 million) for the provision of transmission, distribution and multiplexing services related to the new DTT multiplex spectrum licenses relating to Freeview in 2003. Additional annual operating costs of approximately (Pounds)5.3 million ($8.5 million) above the costs incurred for the provision of broadcast services pursuant to the former ITVD contract, are expected. See "Business--The Company--U.K. Operations--Transmission Business."

   CCUK Credit Facility Amendment

   On November 22, 2002, CCUK completed an amendment to its U.K. revolving credit facility to cure a termination event, which resulted from the termination of the ITVD transmission contract in connection with the liquidation of ITVD. Under terms of the amended facility due June 18, 2006, CCUK will have (Pounds)120.0 million of borrowing capacity, of which (Pounds)90 million was drawn as of December 31, 2002. The amendments postpone any additional reductions in the revolver until June 30, 2004, eliminate certain financial covenants and increase the applicable interest rate by 25 basis points.

   Senior Management and Board of Directors Changes

   In May 2002, J. Landis Martin was named non-executive Chairman of our Board of Directors, succeeding Ted B. Miller, Jr. Ted B. Miller, Jr., our former Chief Executive Officer and Chairman of the Board, resigned from our Board of Directors effective August 2, 2002. David L. Ivy resigned from our Board of Directors effective August 9, 2002. In addition, Carl Ferenbach, age 60, and Ari Q. Fitzgerald, age 40, were appointed to our Board of Directors in July 2002 and August 2002, respectively, to fill vacancies on the Board.

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

   We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 2002 (dollars in thousands).

         Total indebtedness................................. $3,226,960
         Redeemable preferred stock.........................    756,014
         Stockholders' equity...............................  2,208,498
         Debt and redeemable preferred stock to equity ratio      1.80x

   In addition, our earnings for the twelve months ended December 31, 2002 were insufficient to cover fixed charges by $262.7 million.

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

  . we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry; and

  . we may have a competitive disadvantage relative to other companies in our industry with less debt.

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

   If CCIC is unable to refinance its subsidiary debt or renegotiate the terms of such debt, CCIC may not be able to meet its debt service requirements, including interest payments on our notes, in the future. Our 10 5/8% discount notes, our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $25.4 million, $14.9 million, $10.9 million, $47.6 million and $38.2 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $46.6 million and $22.8 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $34.3 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($18.1 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

Our Business Depends on the Demand for Wireless Communications and Towers--We have been and are likely to continue to be adversely affected by the slowdown in the growth of, or reduction in demand for, wireless communications.

   Demand for our site rentals depends on demand for communication sites from wireless carriers, which, in turn, depends on the demand for wireless services. The demand for our sites depends on many factors which we cannot control, including:

  .   the level of demand for specific sites;

  .   the level of demand for wireless services generally;

  .   the financial condition and access to capital of wireless carriers;

  . the strategy of carriers relating to owning or leasing communication sites;

  .   the availability of equipment to wireless carriers;

  .   changes in telecommunications regulations; and

  .   general economic conditions.

   Wireless carriers are currently competing vigorously with each other through price reductions of their services to customers. A prolonged "price war" among our carrier customers could adversely affect their business and result in a significant reduction in the number of new site leases from such carriers or other material adverse effect on our business or operations.

   A slowdown in the growth of, or reduction in, demand in a particular wireless segment could adversely affect the demand for communication sites. Moreover, wireless carriers often operate with substantial indebtedness, and financial problems for our customers could result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities. A slowdown in the deployment of equipment for new wireless technology, the consolidation of wireless carriers, the sharing of networks by wireless carriers or the increased use of alternative sites (e.g. rooftops) could also adversely affect the demand for our sites. Finally, advances in technology, such as the development of new antenna systems, new terrestrial deployment technologies and new satellite systems, could reduce the need for land-based, or terrestrial, transmission networks. To some extent, almost all of the above factors have occurred in recent years with an adverse effect on our business, and such factors are likely to persist in the future. The occurrence of any of these factors could have a material adverse effect on our financial condition and results of operations.

Continuation of the Current Economic and Telecommunications Industry Slowdown--This slowdown could materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

   The significant general slowdown in the U.S. and certain international economies, particularly in the wireless and telecommunications industries, has negatively affected the factors described in the immediately preceding risk factor, influencing demand for tower space and network services. This slowdown could reduce consumer demand for wireless services, or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the war with Iraq, the war on terrorism, the threat of additional terrorist attacks and the political and economic uncertainties resulting therefrom may impose additional risks upon and adversely effect the telecommunications industry, our business and our results of operations.

   We believe that the current economic slowdown, particularly in the wireless and telecommunications industries, has already harmed, and may continue to harm, the financial condition of some wireless service providers, certain of which, including customers of ours, have filed or may file for bankruptcy.

Failure to Properly Manage Our Operations and Growth--If we are unable to successfully integrate acquired operations or manage our existing operations as we grow, our business will be adversely affected, and we may not be able to continue our current business strategy.

   We cannot guarantee that we will be able to successfully integrate acquired businesses and assets into our business or implement our growth plans without delay. If we fail to do so it could have a material adverse effect on our financial condition and results of operations. We have grown significantly over the past four years and have undergone several restructurings. Further, we will be integrating additional sites relating to the BT Agreement into our portfolios. See "Business--The Company--U.K. Operations--Significant Contracts--

British Telecom Agreement". Successful integration of these transactions and assets will depend primarily on our ability to manage these combined operations. For the twelve months ended December 31, 2002 we had a net loss of $272.5 million, depreciation and amortization of $301.9 million and interest expense of $302.6 million. We expect that such significant net losses and expenses will continue, at least in the near term, as a result of our prior growth and the financing thereof.

   Implementation of any future consolidations, acquisitions or exchanges may impose significant strains on our management, operating systems and financial resources. If we fail to manage our growth or encounter unexpected difficulties during expansion or transition, it could have a material adverse effect on our financial condition and results of operations. The pursuit and integration of certain acquisitions, exchanges and joint venture opportunities may require substantial attention from our senior management, which will limit the amount of time they would otherwise be able to devote to our existing operations.

A Substantial Portion Of Our Revenues Is Derived From a Small Number of Customers, Including Verizon, the BBC and Cingular--The loss or consolidation of any of our limited number of customers could materially decrease revenues.

   Approximately 64.7% of our revenues are derived from 10 customers, including Verizon and Cingular, which represented 16.3% and 9.6% of our revenues, respectively, for the twelve-month period ended December 31, 2002. The loss of any one of our large customers as a result of consolidation, merger or bankruptcy with other customers of ours or otherwise could materially decrease our revenues and have other adverse effects on our business.

   In addition, a substantial portion of our revenues are received from a few major wireless carriers, particularly carriers that have transferred their tower assets to us. We cannot guarantee that the lease or management service agreements with such carriers will not be terminated or that these carriers will renew such agreements.

   If we were to lose our contracts with the BBC or our site sharing agreement with NTL, we would likely lose a substantial portion of our revenues. The BBC accounted for approximately 11.2% of our revenues for the twelve-month period ended December 31, 2002. Further, NTL has recently experienced some financial difficulties, and there can be no assurances that we will not experience adverse effects relating to the financial difficulties of NTL.

   Our broadcast business is substantially dependent on our contracts with the BBC. We cannot guarantee that the BBC will renew our contracts or that they will not attempt to negotiate terms that are not as favorable to us as those in place now. If we were to lose these BBC contracts, our business, results of operations and financial condition would be materially adversely affected. The initial term of our analog transmission contract with the BBC will expire on March 31, 2007, and the initial terms of our two digital television transmission contracts with the BBC expire on October 31, 2008 and October 30, 2010, respectively. In addition, the BBC can serve notice to terminate our original digital transmission contract with them (which currently provides annual revenues of approximately (Pounds)11.4 million ($18.4 million) per year) during November 2003 through January 2004 if the BBC's board of governors does not believe that digital television in the U.K. has enough viewers.

   A substantial portion of our U.K. broadcast transmission operations is conducted using sites owned by NTL, our principal broadcast competitor in the U.K. NTL also utilizes our sites for their broadcast operations. This site sharing arrangement with NTL may be terminated on December 31, 2015, or any 10-year anniversary of that date, with five years' prior notice by either us or NTL, and may be terminated sooner if there is a continuing breach of the agreement. We cannot guarantee that this agreement will not be terminated, which could have a material adverse effect on our business, results of operations and financial condition.

As a Holding Company, We Require Dividends From Subsidiaries to Meet Cash Requirements or Pay Dividends--If our subsidiaries are unable to dividend cash to us when we need it, we may be unable to pay dividends or satisfy our obligations, including interest and principal payments, under our debt instruments.

   Crown Castle International Corp., or "CCIC", is a holding company with no business operations of its own. CCIC's most significant asset is the outstanding capital stock of its subsidiaries. CCIC conducts all of its business operations through its subsidiaries. Accordingly, CCIC's only source of cash to pay dividends or make other distributions on its capital stock or to pay interest and principal on its outstanding indebtedness is distributions relating to its ownership interest in its subsidiaries from the net earnings and cash flow generated by such subsidiaries or from proceeds of debt or equity offerings. We currently expect that the earnings and cash flow of CCIC's subsidiaries will be retained and used by such subsidiaries in their operations, including the service of their respective debt obligations. Even if we did determine to make a distribution in respect of the capital stock of CCIC's subsidiaries, there can be no assurance that CCIC's subsidiaries will generate sufficient cash flow to pay or distribute such a dividend or funds, or that applicable state law and contractual restrictions, including negative covenants contained in the debt instruments of such subsidiaries, would permit such dividends, distributions or payments. Furthermore, the terms of our credit facilities place restrictions on our principal subsidiaries' ability to pay dividends or to make distributions, and in any event, such dividends or distributions may only be paid if no default has occurred under the applicable instrument. Moreover, CCIC's subsidiaries are permitted under the terms of their existing debt instruments to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to CCIC. See "Business--Risk Factors--Substantial Level of Indebtedness" and "Business--Risk Factors--Ability to Service Debt".

Restrictive Debt Covenants--The terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

   Currently we have debt instruments in place that restrict our ability to incur more indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the restrictions of these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases would cause the maturity of substantially all of our long-term indebtedness to be accelerated. The restrictions may also effect our decisions relating to certain strategic growth opportunities.

We Operate Our Business In a Competitive Industry and Some Of Our Competitors Have Significantly More Resources--As a result of this competition, we may find it more difficult to achieve favorable lease rates on our towers.

   We face competition for site rental customers from various sources, including:

  .   other large independent tower owners;

  . wireless carriers that own and operate their own towers and lease antenna space to other carriers;

  . alternative facilities such as rooftops, broadcast towers and utility poles;

  .   new alternative deployment methods;

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

   The development and deployment of signal combining technologies, which permit one antenna to service multiple transmission frequencies and, thereby, multiple customers, may reduce the need for tower-based broadcast transmission and hence demand for our antenna space.

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

   Other technologies which may be developed and emerge could serve as substitutes and alternatives to leasing which might otherwise be anticipated or expected on our sites and towers had such technologies not existed. Any reduction in tower leasing demand resulting from multiple band, satellite or other technologies could negatively impact our revenues or otherwise have a material adverse effect on our business, financial condition or results of operations.

Agreements Among Our Customers May Act as Alternatives to Leasing Sites From Us--The proliferation of such agreements could have a material adverse effect on our revenues and operations.

   Wireless service providers frequently enter into agreements with competitors allowing them to utilize one another's wireless communications facilities to accommodate customers who are out of range of their home providers' services. In addition, wireless service providers have also entered into agreements allowing two or more carriers to share a single wireless network or jointly develop a tower portfolio in certain locations. Such agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antennas on our communication sites. The proliferation of these roaming, network sharing and joint development agreements could have a material adverse effect on our business, financial condition or results of operations.

Variability In Demand For Network Services Business Has Reduced The Predictability of Our Results--Our network services business has historically experienced significant volatility in demand.

   The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results. Network services revenues have also been adversely impacted in the U.S. due to reduced antenna installation activity related to a decrease in new tenants. Further, we continue to reduce our network service offerings, and, therefore, the service business has and should continue to become less significant to our operations.

We May Need Additional Financing for Strategic Growth Opportunities Which May Not Be Available--If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

   Over time, we may require significant capital expenditures for strategic growth opportunities . Currently, we have agreed to lease space on and develop as many as 4,000 BT sites throughout the United Kingdom. We are contractually committed to invest (Pounds)150 million (approximately $241 million) for the first 1,500 sites from the BT site portfolio. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement". Further, our partners in our two joint ventures with Verizon Communications have the right to dissolve those ventures and require us to purchase (for cash, in the case of the GTE venture, and for cash or common stock, at our option, in the case of the Bell Atlantic Mobile venture) their interests in the ventures. See "Business--The Company--U.S. Operations."

   As of December 31, 2002, we had consolidated cash and cash equivalents of $516.2 million and consolidated liquid investments (consisting of marketable securities) of $115.7 million. We also had approximately $1.1 billion in outstanding borrowings under our credit facilities at that date. Our ability to borrow under the credit facilities is limited by the financial covenants contained in those agreements, including covenants relating to current financial performance (as defined in the various credit agreements), levels of indebtedness and debt service requirements. Under the terms of the credit facilities, we could draw approximately $500 million in additional borrowings as of December 31, 2002 while remaining in compliance with these covenants.

   We may need additional sources of debt or equity capital in the future to fund future growth opportunities. Additional financing may not be available or may be restricted by the terms of our credit facilities and the terms of our other outstanding indebtedness. Additional sales of equity securities will dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund future growth opportunities.

We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Maintain These Leases--If we fail to protect our rights against persons claiming superior rights in our communications sites, our business may be adversely affected.

   Our real property interests relating to our communications sites consist primarily of fee interests, leasehold and sub-leasehold interests, easements, licenses and rights-of-way. A loss of these interests, including losses arising from the bankruptcy of one or more of our significant lessors or from the default by one or more of our lessors under their mortgage financing, could interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 13% of our sites are on land where our property interests in such land have a final expiration date of less than ten years. Our inability to protect our rights to the land under our towers could have a material adverse affect on our business, financial condition and results of operations.

Laws and Regulations Which Could Change at Any Time and With Which We Could Fail to Comply Regulate Our Business--If we fail to comply with applicable laws or regulations, we could be fined or even lose our right to conduct some of our business.

   A variety of foreign, federal, state and local laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations will not adversely affect our business, increase delays or result in additional costs. These factors could have a material adverse effect on our financial condition and results of operations.

Emissions From Antennas on Our Towers May Create Health Risks--We could suffer from future claims if the radio frequency emissions from equipment on our towers is demonstrated to cause negative health effects.

   The FCC and other government agencies impose requirements and other guidelines on its licensees relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to our business.

   Public perception of possible health risks associated with cellular and other wireless communications could slow or diminish the growth of wireless companies, which could in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow or diminish the market acceptance of wireless communications services.

   Our exposure to the potential risk of harm due to radio frequency emissions may increase as the number of rooftop sites in our portfolios, including the sites we acquire on rooftop sites pursuant to our agreement with BT, increases. See "Business--The Company--U.K. Operations--Significant Contracts--British Telecom Agreement". Rooftop sites may tend to be more accessible to a wider range of personnel (including personnel with little or no knowledge of wireless communications equipment) than tower sites, increasing the number of persons who may be potentially exposed to emissions emanating from equipment located on such rooftops.

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

   We conduct business in countries outside the U.S., which exposes us to fluctuations in foreign currency exchange rates. For the 12 months ended December 31, 2002, approximately 36.3% of our consolidated revenues originated outside the U.S., all of which were denominated in currencies other than U.S. dollars, principally British pounds sterling and Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we could suffer future losses as a result of changes in currency exchange rates.

We Are Heavily Dependent on Our Senior Management--If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis and our business could be adversely affected.

   Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals as employees, including our chief executive officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find or integrate appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Anti-Takeover Provisions in Our Certificate of Incorporation and Competition Laws Could Have Effects That Conflict with the Interests of Our Stockholders--Certain provisions of our certificate of incorporation, by-laws and operative agreements and domestic and international competition laws could make it more difficult for a third party to acquire control of us or for us to acquire control of a third party even if such a change in control would be beneficial to you.

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

   In addition, domestic and international competition laws could prevent us from acquiring towers or tower networks in certain geographical areas or impede a merger, consolidation, takeover or other business combination or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Shares Eligible For Future Sale--Sales of a substantial number of shares of common stock could adversely affect the market price of the common stock.

   Future sales of a substantial number of shares of our common stock could adversely affect the market price of our common stock. As of March 18, 2003, we had 223,652,374 shares of common stock outstanding. In addition, we have reserved 26,089,891 shares of common stock for issuance under our various stock compensation plans, 1,639,990 shares of common stock upon exercise of outstanding warrants and 16,066,944 shares of common stock for the conversion of our outstanding convertible preferred stock.

   A small number of shareholders owns a significant percentage of our outstanding common stock. If any one of these shareholders, or any group of our shareholders, sells a large quantity of shares of our common stock, or the public market perceives that existing shareholders might sell shares of common stock, the market price of our common stock could significantly decline.

   Our partners in our two joint ventures with Verizon Communications have the right to dissolve those ventures. Upon a dissolution of either venture, the shares of our common stock then held by the venture (currently 5,063,731 shares and 15,597,783 shares with respect to the GTE venture and the Bell Atlantic Mobile venture, respectively) will be distributed to the applicable Verizon Communications partner. The sale of all or a portion of the shares distributed to the applicable Verizon Communications partner following the dissolution of either such venture could adversely affect the market price of our common stock.

   The holders of our 8 1/4% Convertible Preferred Stock and our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 8 1/4% per annum and 6.25% per annum, respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2001 and 2002, dividends on our 8 1/4% Convertible Preferred Stock were paid with 1,400,000 and 4,290,000 shares of common stock, respectively, and dividends on our 6.25% Convertible Preferred Stock were paid with 1,781,764 and 6,338,153 shares of common stock, respectively. The shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of our common stock otherwise outstanding, and further declines in the fair market value of our common stock will increase the effective dilution. In 2002, as allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, we repurchased 3,745,000 shares of common stock from the dividend paying agent for a total of $12.2 million in cash. We may continue to repurchase the shares of common stock issued as dividends on our preferred stock in order to mitigate the dilution caused by the issuance of such common stock; however, there can be no assurances that we will do so.

We Have Experienced Disputes With Customers and Suppliers--Such disputes could lead to increased tensions, damaged relationships or litigation which could result in the loss of a key customer or supplier.

   We have experienced certain conflicts or disputes between ourselves and some of our customers and service providers. Most of these disputes relate to the interpretation of terms in our contracts. While we seek to resolve such conflicts amicably and have generally resolved customer and supplier disputes on commercially reasonable terms, such disputes could lead to increased tensions and damaged relationships between ourselves and these entities, some of whom are key customers or suppliers of ours. In addition, if we are unable to resolve these differences amicably, we may be forced to litigate these disputes in order to enforce or defend our rights. There can be no assurances as to the outcome of these disputes. Damaged relationships or litigation with our key customers or suppliers could lead to decreased revenues (including as a result of losing a customer) or increased costs, which would have a material adverse effect on our business, operations or financial condition.

Internet Access to Reports

   We maintain an internet website www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of internet website at http://investor.crowncastle.com/edgar.cfm as soon as reasonably practicable after we electronically file such material, or furnish it to, the Securities and Exchange Commission ("SEC").

Item 2. Properties

   Our principal corporate offices are located in Houston, Texas; Canonsburg, Pennsylvania; Warwick, United Kingdom; and Sydney, Australia.

                                          Size
                  Location       Title  (Sq. Ft.)       Use
                  --------      ------- ---------       ---
              Houston, TX...... Leased*   19,563  Corporate office
              Canonsburg, PA... Owned    124,000  Corporate office
              Warwick, U.K..... Owned     50,000  Corporate office
              Sydney, Australia Leased    10,500  Corporate office

--------
* We previously owned the 100,250 square foot building in which this leased office space is located. On March 25, 2003, we sold the building to a third party and entered into a lease for the office space shown above.

   We have seven additional regional offices (called "Area Offices") in the U.S. located in Albany, Alpharetta (Georgia), Canonsburg (Pennsylvania), Charlotte, Louisville, Pleasanton (California), and Tampa. The principal responsibilities of these offices are to manage the leasing of tower space on a local basis, maintain the towers already located in the region and service our customers in the area. In addition, we maintain additional, smaller district offices, which report to the Area Offices, in locations with high site concentrations, including Phoenix, Houston, Chicago and San Juan. We also own a 48,500 square foot building in Canonsburg, Pennsylvania which is currently vacant and for sale or lease.

   In the U.S., our interests in our tower sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, easements, licenses or rights-of-way granted by government entities. In rural areas, a tower site typically consists of a three- to five-acre tract, which supports towers, equipment shelters and, at certain sites, guy wires to stabilize the structure. Less than 3,000 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Our land leases generally have five- or ten-year initial terms and frequently contain one or more renewal options. Some land leases provide "trade" arrangements whereby we allow the landlord to use tower space in lieu of our paying all or part of the land rent. As of December 31, 2002, we had approximately 8,700 sites with land leases in the U.S. Under the 2000 Credit

Facility, our senior lenders have liens on a substantial number of our land leases and other property interests in the U.S.

   In the U.K., tower sites range from less than 400 square feet for a small rural TV booster station to over 50 acres for a high-power radio station. As in the U.S., the site accommodates the towers, equipment buildings or shelters and, where necessary, guy wires to support the structure. Land is either owned freehold, which is usual for the larger sites, or is held on long-term leases that generally have terms of 21 years or more. As of December 31, 2002, we had approximately 2,130 land leases in the U.K. In addition, we have a master lease agreement with respect to the 648 sites (primarily rooftops) acquired through our agreement with BT.

   In Australia, our interests in tower sites are comprised of mainly leases and licenses granted by private, governmental and semi-governmental entities and individuals. The tower sites range from approximately 430 square feet to 2,400 square feet. Our land leases generally have terms up to 15 years through sequential leases and options to renew. As of December 31, 2002, we owned or managed a portfolio of approximately 1,387 towers in Australia. For approximately 1,317 of these towers, site tenure takes the form of a land lease or occupation license. For the balance, tenure on the land is currently secured by statutory access rights.

Item 3. Legal Proceedings

   We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings involve disputes with landlords, collection matters involving bankrupt customers, appeals of zoning and variance matters or wrongful termination claims. While the outcome of these proceedings cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on our financial condition or results of operations.

Item 4. Submissions of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Common Stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "CCI". Prior to April 25, 2001, the Common Stock was listed and traded on The Nasdaq Stock Market's National Market/SM/ ("Nasdaq") under the symbol "TWRS". The following table sets forth for the calendar periods indicated the high and low sales prices per share of the Common Stock as reported by NYSE and Nasdaq.

                                            High   Low
                                           ------ ------
                        2001:
                           First Quarter.. $30.13 $13.88
                           Second Quarter.  25.76  11.19
                           Third Quarter..  16.15   7.40
                           Fourth Quarter.  12.50   8.14
                        2002:
                           First Quarter.. $11.55 $ 5.10
                           Second Quarter.   7.30   3.62
                           Third Quarter..   4.05   1.00
                           Fourth Quarter.   4.38   1.68

   As of March 18, 2003, there were approximately 925 holders of record of the Common Stock.

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

   The holders of our 8 1/4% Convertible Preferred Stock and our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 8 1/4% per annum and 6.25% per annum, respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2000, 2001 and 2002, dividends on our 8 1/4% Convertible Preferred Stock were paid with 579,000, 1,400,000 and 4,290,000 shares of common stock, respectively, and dividends on our 6.25% Convertible Preferred Stock were paid with 281,968, 1,781,764 and 6,338,153 shares of common stock, respectively. The shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of our common stock otherwise outstanding, and further declines in the fair market value of our common stock will increase the effective dilution. In 2002, as allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, we repurchased 3,745,000 shares of common stock from the dividend paying agent for a total of $12.2 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchases. We have also repurchased shares of our common stock on other occasions (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

Issuance of Unregistered Securities

   We made no unregistered sales of equity securities during 2002.

Item 6. Selected Financial Data

   The selected historical consolidated financial and other data for the Company set forth below for each of the five years in the period ended December 31, 2002, and as of December 31, 1998, 1999, 2000, 2001 and 2002, have been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent accountants. The results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000, the results for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999, and the results for the year ended December 31, 1999 are not comparable to the year ended December 31, 1998 as a result of business and tower acquisitions consummated in 1998, 1999 and 2000. Results of operations of these acquired businesses and towers are included in the Company's consolidated financial statements for the periods after the respective dates of acquisition. The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                                     Years Ended December 31,
                                                                   ------------------------------------------------------------
                                                                      1998         1999         2000        2001        2002
                                                                   ----------  -----------  -----------  ----------  ----------
                                                                        (In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
   Site rental and broadcast transmission......................... $   75,028  $   267,894  $   446,039  $  575,961  $  677,839
   Network services and other.....................................     38,050       77,865      203,126     322,990     223,694
                                                                   ----------  -----------  -----------  ----------  ----------
     Total net revenues...........................................    113,078      345,759      649,165     898,951     901,533
                                                                   ----------  -----------  -----------  ----------  ----------
Costs of operations:
   Site rental and broadcast transmission.........................     26,254      114,436      194,424     238,748     270,024
   Network services and other.....................................     21,564       42,312      120,176     228,485     176,175
                                                                   ----------  -----------  -----------  ----------  ----------
     Total costs of operations....................................     47,818      156,748      314,600     467,233     446,199
                                                                   ----------  -----------  -----------  ----------  ----------
General and administrative........................................     23,571       43,823       76,944     102,539      94,222
Corporate development(a)..........................................      4,625        5,403       10,489      12,337       7,483
Restructuring charges.............................................         --        5,645           --      19,416      17,147
Asset write-down charges..........................................         --           --           --      24,922      55,796
Non-cash general and administrative compensation charges(b).......     12,758        2,173        3,127       6,112       5,349
Depreciation and amortization.....................................     37,239      130,106      238,796     328,491     301,928
                                                                   ----------  -----------  -----------  ----------  ----------
Operating income (loss)...........................................    (12,933)       1,861        5,209     (62,099)    (26,591)
Equity in earnings of unconsolidated affiliate....................      2,055           --           --          --          --
Interest and other income (expense)(c)............................      4,220       17,731       32,266       8,548      66,418
Interest expense and amortization of deferred financing costs.....    (29,089)    (110,908)    (241,294)   (297,444)   (302,570)
                                                                   ----------  -----------  -----------  ----------  ----------
Loss before income taxes, minority interests and cumulative
 effect of change in accounting principle.........................    (35,747)     (91,316)    (203,819)   (350,995)   (262,743)
Provision for income taxes........................................       (374)        (275)        (246)    (16,478)    (12,276)
Minority interests................................................     (1,654)      (2,756)        (721)      1,306       2,498
                                                                   ----------  -----------  -----------  ----------  ----------
Loss before cumulative effect of change in accounting principle...    (37,775)     (94,347)    (204,786)   (366,167)   (272,521)
Cumulative effect of change in accounting principle for costs of
 start-up activities..............................................         --       (2,414)          --          --          --
                                                                   ----------  -----------  -----------  ----------  ----------
Net loss..........................................................    (37,775)     (96,761)    (204,786)   (366,167)   (272,521)
Dividends on preferred stock(d)...................................     (5,411)     (28,881)     (59,469)    (79,028)     19,638
                                                                   ----------  -----------  -----------  ----------  ----------
Net loss after deduction of dividends on preferred stock.......... $  (43,186) $  (125,642) $  (264,255) $ (445,195) $ (252,883)
                                                                   ==========  ===========  ===========  ==========  ==========
Per common share--basic and diluted:
   Loss before cumulative effect of change in accounting
    principle..................................................... $    (1.02) $     (0.94) $     (1.48) $    (2.08) $    (1.16)
   Cumulative effect of change in accounting principle............         --        (0.02)          --          --          --
                                                                   ----------  -----------  -----------  ----------  ----------
   Net loss....................................................... $    (1.02) $     (0.96) $     (1.48) $    (2.08) $    (1.16)
                                                                   ==========  ===========  ===========  ==========  ==========
Common shares outstanding--basic and diluted (in thousands).......     42,518      131,466      178,588     214,246     218,028
                                                                   ==========  ===========  ===========  ==========  ==========
Other Data:
Summary cash flow information:
   Net cash provided by operating activities...................... $   44,976  $    92,608  $   165,495  $  131,930  $  208,932
   Net cash used for investing activities.........................   (149,248)  (1,509,146)  (1,957,687)   (895,136)   (176,917)
   Net cash provided by (used for) financing activities...........    345,248    1,670,402    1,707,091   1,109,309    (335,086)
Ratio of earnings to fixed charges(e).............................         --           --           --          --          --
Balance Sheet Data (at period end):
Cash and cash equivalents......................................... $  296,450  $   549,328  $   453,833  $  804,602  $  516,172
Short-term investments............................................         --           --       38,000      72,963     115,697
Investments.......................................................         --           --      137,000     128,500          --
Property and equipment, net.......................................    592,594    2,468,101    4,303,037   4,844,912   4,828,033
Total assets......................................................  1,523,230    3,836,650    6,401,885   7,375,458   6,892,601
Total debt........................................................    429,710    1,542,343    2,602,687   3,423,097   3,226,960
Redeemable preferred stock(f).....................................    201,063      422,923      842,718     878,861     756,014
Total stockholders' equity........................................    737,562    1,617,747    2,420,862   2,364,648   2,208,498

--------
(a) Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers.

(b) Represents charges related to the issuance of stock options to certain employees and executives, and the issuance of common stock and stock options in connection with certain acquisitions.
(c) Includes a $1.5 million loss on early extinguishment of debt in 2000 which was previously classified as an extraordinary item. For the year ended December 31, 2002, includes gains of $79.1 million on debt repurchases and charges of $29.1 million for losses from, and write-downs of, investments in unconsolidated affiliates.
(d) Includes gains of $99.4 million on repurchases of preferred stock in 2002.
(e) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes, minority interests, cumulative effect of change in accounting principle, fixed charges and equity in earnings of unconsolidated affiliate. Fixed charges consist of interest expense, the interest component of operating leases and amortization of deferred financing costs. For the years ended December 31, 1998, 1999, 2000, 2001 and 2002, earnings were insufficient to cover fixed charges by $37.8 million, $91.3 million, $203.8 million, $351.0 million and $262.7 million, respectively.
(f) The 1998 amount represents the 12 3/4% exchangeable preferred stock. The 1999 amount represents the 12 3/4% exchangeable preferred stock and the 8 1/4% convertible preferred stock. The 2000, 2001 and 2002 amounts represent the 12 3/4% exchangeable preferred stock, the 8 1/4% convertible preferred stock and the 6.25% convertible preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion is intended to assist in understanding our consolidated financial condition as of December 31, 2002 and our consolidated results of operations for each year in the three-year period ended December 31, 2002. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. See "--Cautionary Statement for Purposes of Forward-Looking Statements". This discussion should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this document. Results of operations of the acquired businesses and towers that are wholly and majority owned are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. As such, our results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000.

Overview

   The growth of our business depends substantially on the condition of the wireless communications and broadcast industries. We believe that the demand for new communications sites will continue, although possibly not at the levels experienced in prior years. The level of demand for new sites declined in 2002 as compared to 2001, as evidenced by a decrease of approximately 40% in the number of new tenants we were able to add to our sites. We also expect that, due to increased competition, wireless carriers will continue to seek operating and capital efficiencies by (1) outsourcing certain network services and the build-out and operation of new and existing infrastructure; and (2) planning to use a tower site as a common location for the placement of their antennas and transmission equipment alongside the equipment of other communications providers.

   Further, we believe that wireless carriers and broadcasters will continue to seek to outsource the operation of their towers and may, eventually, outsource all or part of their transmission networks, including the transmission of their signals. Management believes that our ability to (1) manage towers and transmission networks and (2) provide services addressing most aspects of signaling systems, from the originating station to the terminating receiver, to the wireless communications and broadcasting industries position us to capture such business.

   The willingness of wireless carriers to utilize our infrastructure and related services is affected by numerous factors, including:

  .   consumer demand for wireless services;

  .   availability and location of our sites and alternative sites;

  .   cost of capital, including interest rates;

  .   availability of capital to wireless carriers;

  .   willingness to co-locate equipment;

  .   local restrictions on the proliferation of towers;

  .   cost of building towers;

  . technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area;

  .   our ability to efficiently satisfy their service requirements; and

  .   tax policies.

   Our revenues that are derived from the provision of transmission services to the broadcasting industry will be affected by, among other things:

  . consumer demand for digital television broadcasts from tower-mounted antenna systems, or "digital terrestrial television broadcasts", principally in the United Kingdom;

  .   cost of capital, including interest rates;

  .   zoning restrictions on towers; and

  .   the cost of building towers.

   As an important part of our business strategy, we will seek to:

   (1) maximize utilization of our tower capacity to grow revenues organically,

   (2) grow our margins by taking advantage of the relatively fixed nature of the operating costs associated with our site rental business,

   (3) allocate capital efficiently as we selectively build new towers for wireless carriers, acquire other assets or repurchase our own securities, and

   (4) utilize the expertise of U.S., U.K. (including our broadcast transmission expertise) and Australian personnel to extend revenues around our existing assets.

Critical Accounting Policies

   The following is a discussion of the accounting policies that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Revenue Recognition

   Site rental and broadcast transmission revenues are recognized on a monthly basis over the term of the relevant lease, agreement or contract. In accordance with applicable accounting standards, these revenues are recognized on a straight-line basis, regardless of whether the payments from the customer are received in equal monthly amounts. Some agreements provide for rent-free periods at the beginning of the lease term, while others call for rent to be prepaid for some period. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is spread evenly over the term of the agreement. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods. For 2001 and 2002, the non-cash portion of our site rental and broadcast transmission revenues amounted to approximately $23.6 million and $26.4 million, respectively.

   Network services revenues are generally recognized under the completed contract method. Under the completed contract method, revenues and costs for a particular project are recognized in total at the completion date. When using the completed contract method of accounting for network services revenues, we must accurately determine the completion date for the project in order to record the revenues and costs in the proper period. For antenna installations, we consider the project complete when the customer can begin transmitting its signal through the antenna. We must also be able to estimate losses on uncompleted contracts, as such losses must be recognized as soon as they are known. The completed contract method is used for projects that require relatively short periods of time to complete (generally less than one year). We do not believe that our use of the completed contract method for network services projects produces operating results that differ substantially from the percentage-of-completion method.

   Allowance for Doubtful Accounts Receivable

   As part of our normal accounting procedures, we must evaluate our outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers' ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to operating expenses, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If our estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

   Valuation of Long-Lived Assets

   We review the carrying values of property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results or (3) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

   On January 1, 2002, we adopted the new accounting standard for goodwill and other intangible assets. In accordance with that new standard, we test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. This annual impairment test involves
(1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

   During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicate that goodwill is not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeds its carrying value has declined since January 1, 2002. This decline is a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Further declines in our site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. Furthermore, if an impairment at CCUSA were to occur in the future, we believe that the calculations to measure the impairment could result in the write-off of substantially all of CCUSA's goodwill ($164.0 million). Due to the continued weakness in the telecommunications industry, we intend to closely monitor the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated.

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

   Site rental revenues in the U.S. are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

  .   cellular;

  . personal communications services ("PCS"), a digital service operating at a higher frequency range than cellular;

  . enhanced specialized mobile radio ("ESMR"), a service operating in the SMR frequency range using enhanced technology;

  .   wireless data services;

  .   microwave;

  .   paging; and

  . specialized mobile radio ("SMR"), a service operating in the frequency range used for two-way radio communication by public safety, trucking companies, and other dispatch service users.

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five to ten years (with three or four optional renewal periods of five years each).

   Broadcast transmission services revenues in the U.K. are received for both analog and digital transmission services. Monthly analog transmission revenues are principally received from the BBC under a contract with an initial 10-year term through March 31, 2007. Digital transmission services revenues from the BBC are recognized under a contract with an initial term of 12 years through November 15, 2010. Monthly revenues from this digital transmission contract increase over time as the network rollout progresses. In addition, in connection with the launch of Freeview, we receive digital transmission services revenues from the BBC, BSkyB and other TV content providers under contracts with initial terms of six years. See "Item 1. Business--The Company--U.K. Operations".

   Site rental revenues in the U.K. are received from other broadcast transmission service providers (primarily NTL) and wireless communications companies, including the U.K. cellular operators. Site rental revenues are generally recognized on a monthly basis under lease agreements with original terms of three to 12 years. Such lease agreements generally require annual payments in advance, and include rental rate adjustment provisions between one and three years from the commencement of the lease. CCUK is a party to two agreements that contemplate a minimum level of site leasing and contain certain "take or pay" commitments by the carriers. In each case, the carrier is not leasing the number of sites within the time period contemplated by the agreement. CCUK is working with the carriers to resolve differences, and it is possible that some form of negotiated settlement will occur that would relieve the carriers of their site leasing commitments. See "--CCUK Take or Pay Agreements".

   Network services revenues in the U.S. consist of revenues from:

   (1) antenna installation,

   (2) site acquisition,

   (3) site development and construction,

   (4) network design and site selection, and

   (5) other services.

Network services revenues are received primarily from wireless communications companies. Network services revenues in the U.S. are recognized under service contracts which provide for billings on either a fixed price basis or a time and materials basis. Demand for our network services fluctuates from period to period and within periods. See "Item 1. Business--Risk Factors--Variability in Demand for Services Business Has Reduced the Predictability of Our Results". Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. In 2002, we made a strategic decision to reduce our network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. We also derive services revenues from the ownership and operation of microwave radio and SMR networks in Puerto Rico where we own radio wave spectrum in the 2,000 MHz and 6,000 MHz range (for microwave radio) and the 800 MHz range (for specialized mobile radio). These revenues are generally recognized under monthly management or service agreements.

   Network services revenues in the U.K. consist of (1) network design and site selection, site acquisition, site development and antenna installation and (2) site management and other services. Network design and development and related services are provided to:

   (1) a number of broadcasting and related organizations, both in the United Kingdom and other countries,

   (2) certain U.K. cellular operators, and

   (3) Hutchison as part of their deployment of 3G services in the U.K.

These services are often subject to a competitive bid, and a significant proportion result from an operator coming onto an existing CCUK site. Revenues from such services are recognized on either a fixed price or a time and materials basis. Site management and other services, consisting of both network monitoring and equipment maintenance, are carried out in the U.K. for a number of emergency service organizations. CCUK receives revenues for such services under contracts with original terms of between three and five years. Such contracts provide fixed prices for network monitoring and variable pricing dependent on the level of equipment maintenance carried out in a given period.

   Costs of operations for site rental in the U.S. primarily consist of:

  .   land leases;

  .   property taxes;

  .   repairs and maintenance;

  .   employee compensation and related benefits costs;

  .   utilities;

  .   insurance; and

  .   monitoring costs.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.

   Costs of operations for broadcast transmission services in the U.K. consist primarily of employee compensation and related benefits costs, utilities, rental payments under the Site-Sharing Agreement with NTL, circuit costs, repairs and maintenance on both transmission equipment and structures, property taxes and insurance. Site rental operating costs in the U.K. consist primarily of employee compensation and related benefits costs, utilities and repairs, maintenance and leases of land or rooftop sites, property taxes and insurance. With the exception of land and rooftop leases, the majority of such costs are relatively fixed in nature, with increases in revenue from new installations on existing sites generally being achieved without a corresponding increase in costs. Generally, leases of land and rooftop sites have a revenue sharing component that averages 20% to 35% of additional revenues added from subsequent tenants.

   Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. We incur these network services costs (1) to support our internal operations, including maintenance of our owned towers, and (2) to maintain the employees necessary to provide services to third parties.

   General and administrative expenses consist primarily of:

  .   employee compensation, training, recruitment and related benefits costs;

  .   professional and consulting fees;

  .   office rent and related expenses;

  .   state franchise taxes; and

  .   travel costs.

   Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of:

  .   allocated compensation and related benefits costs;

  .   external professional fees; and

  . overhead costs that are not directly related to the administration or management of existing towers.

   Depreciation and amortization charges relate to our property and equipment (which consists primarily of towers, broadcast transmission equipment, associated buildings, construction equipment and vehicles) and other intangible assets recorded in connection with business acquisitions. Depreciation of towers and broadcast transmission equipment is generally computed with a useful life of 20 years. Amortization of other intangible assets (principally the value of existing site rental contracts at Crown Communication) is computed with a useful life of 10 years. Depreciation of buildings is generally computed with useful lives ranging from 20 to 40 years. Depreciation of construction equipment and vehicles is generally computed with useful lives of 10 years and 5 years, respectively.

   During 2000 and 2001 we completed the transactions with BellSouth and BellSouth DCS. In 2000, we completed the transaction with GTE. Additionally, during 2000 Crown Atlantic acquired the Frontier towers from Bell Atlantic Mobile, and CCAL completed the substantial portion of the transaction with Cable & Wireless Optus. Results of operations of these acquired businesses and towers are included in our consolidated financial statements for the periods subsequent to the respective dates of acquisition. In addition, we have various transactions recorded in our financial statements (as described below) that are non-recurring in nature. As such, our results of operations for the year ended December 31, 2002 are not comparable to the year ended December 31, 2001, and the results for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000.

   During 2002, US wireless carriers developed significantly fewer new communications sites than were developed in 2001. As a result, the pace at which we were able to add new tenants to our sites decreased by approximately 40% during 2002. Network services revenues have also been adversely impacted in the US due to reduced antenna installation activity related to the decrease in new tenants, along with our strategic decision to reduce our US network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. Network services revenues declined as a percentage of our total revenues during 2002, and we expect such decline as a percentage of total revenues to continue in the foreseeable future.

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                                                 Year Ended          Year Ended          Year Ended
                                                              December 31, 2000   December 31, 2001   December 31, 2002
                                                             -----------------   -----------------   -----------------
                                                                        Percent             Percent             Percent
                                                                         of Net              of Net              of Net
                                                               Amount   Revenues   Amount   Revenues   Amount   Revenues
                                                             ---------  -------- ---------  -------- ---------  --------
                                                                              (In thousands of dollars)
Net revenues:
   Site rental and broadcast transmission................... $ 446,039    68.7%  $ 575,961    64.1%  $ 677,839    75.2%
   Network services and other...............................   203,126    31.3     322,990    35.9     223,694    24.8
                                                             ---------   -----   ---------   -----   ---------   -----
         Total net revenues.................................   649,165   100.0     898,951   100.0     901,533   100.0
                                                             ---------   -----   ---------   -----   ---------   -----
Operating expenses:
   Costs of operations:
      Site rental and broadcast transmission................   194,424    43.6     238,748    41.5     270,024    39.8
      Network services and other............................   120,176    59.2     228,485    70.7     176,175    78.8
                                                             ---------           ---------           ---------
         Total costs of operations..........................   314,600    48.5     467,233    52.0     446,199    49.5
   General and administrative...............................    76,944    11.8     102,539    11.4      94,222    10.5
   Corporate development....................................    10,489     1.6      12,337     1.4       7,483     0.8
   Restructuring charges....................................        --      --      19,416     2.1      17,147     1.9
   Asset write-down charges.................................        --      --      24,922     2.8      55,796     6.2
   Non-cash general and administrative compensation
    charges.................................................     3,127     0.5       6,112     0.7       5,349     0.6
   Depreciation and amortization............................   238,796    36.8     328,491    36.5     301,928    33.5
                                                             ---------   -----   ---------   -----   ---------   -----
Operating income (loss).....................................     5,209     0.8     (62,099)   (6.9)    (26,591)   (3.0)
Other income (expense):
   Interest and other income (expense)......................    32,266     5.0       8,548     1.0      66,418     7.4
   Interest expense and amortization of deferred financing
    costs...................................................  (241,294)  (37.2)   (297,444)  (33.1)   (302,570)  (33.5)
                                                             ---------   -----   ---------   -----   ---------   -----
Loss before income taxes and minority interests.............  (203,819)  (31.4)   (350,995)  (39.0)   (262,743)  (29.1)
Provision for income taxes..................................      (246)     --     (16,478)   (1.8)    (12,276)   (1.4)
Minority interests..........................................      (721)   (0.1)      1,306     0.1       2,498     0.3
                                                             ---------   -----   ---------   -----   ---------   -----
Net loss.................................................... $(204,786)  (31.5)% $(366,167)  (40.7)% $(272,521)  (30.2)%
                                                             =========   =====   =========   =====   =========   =====

   Comparison of Years Ended December 31, 2002 and 2001--Operating Segments

   CCUSA. CCUSA's revenues for 2002 were $455.1 million, a decrease of $68.7 million from 2001. This decrease was attributable to a $122.8 million, or 48.4%, decrease in network services and other revenues, partially offset by a $54.1 million increase in site rental revenues. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our US network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. We expect that network services and other revenues will continue to decline as a percentage of CCUSA's total revenues. Costs of operations for 2002 were $217.4 million, a decrease of $63.1 million from 2001. This decrease was attributable to a $70.9 million decrease in network services costs, partially offset by a $7.7 million increase in site rental costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 34.2% for 2002 from 38.2% for 2001. Costs of operations for network services and other as a percentage of network services and other revenues increased to 81.4% for 2002 from 69.9% for 2001. General and administrative expenses for 2002 were $56.2 million, a decrease of $5.0 million from 2001. General and administrative expenses as a percentage of revenues increased to 12.3% for 2002 from 11.7% for 2001. For 2002, CCUSA recorded restructuring charges and asset write-down charges of $4.3 million and $39.2 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). CCUSA recorded non-cash general and administrative compensation charges of $2.1 million for 2002 and 2001 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2002 was $183.5 million, an increase of $5.5 million from 2001. This increase was primarily attributable to a $16.4 million increase in depreciation related to property and equipment, partially offset by a $9.8 million decrease in goodwill amortization and a $1.1 million decrease in amortization of other intangible assets resulting from the adoption of a new accounting standard for goodwill and other intangible assets (see "--Impact of Recently Issued Accounting Standards"). Interest and other income (expense) for 2002 was $(1.2) million, a decrease of $2.6 million from 2001. Interest expense and amortization of deferred financing costs for 2002 was $38.4 million, a decrease of $14.9 million from 2001. This decrease was attributable to lower interest rates on bank indebtedness.

   CCAL. CCAL's revenues for 2002 were $26.0 million, an increase of $6.0 million from 2001. This increase was attributable to a $5.2 million, or 28.4%, increase in site rental revenues and a $0.8 million increase in network services and other revenues. The increase in site rental revenues reflects the impact of tower acquisitions, the new tenant additions on our tower sites and termination fees from a customer. Costs of operations for 2002 were $10.5 million, an increase of $2.4 million from 2001. This increase was attributable to a $1.8 million increase in site rental costs and a $0.6 million increase in network services costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 37.9% for 2002 from 39.1% for 2001. Costs of operations for network services and other as a percentage of network services and other revenues increased to 65.3% for 2002 from 62.0% for 2001. General and administrative expenses for 2002 were $5.8 million, a decrease of $0.5 million from 2001. General and administrative expenses as a percentage of revenues decreased to 22.2% for 2002 from 31.3% for 2001. Depreciation and amortization for 2002 was $13.7 million, an increase of $2.6 million from 2001. Interest and other income (expense) was $0.4 million for 2002 and 2001. Interest expense and amortization of deferred financing costs for 2002 was $3.4 million, an increase of $1.0 million from 2001.

   CCUK. CCUK's revenues for 2002 were $300.8 million, an increase of $63.1 million from 2001. This increase was attributable to a $30.8 million, or 15.0%, increase in site rental and broadcast transmission revenues and a $32.3 million increase in network services and other revenues. The increase in site rental and broadcast transmission revenues reflects the new tenant additions on our tower sites, partially offset by a temporary disruption in digital broadcast transmission revenues (see "Item 1. Business--The Company-U.K. Operations"). The increase in network services and other revenues reflects continued demand for antenna installation from our tenants. Costs of operations for 2002 were $167.7 million, an increase of $43.4 million from 2001. This increase was attributable to a $17.1 million increase in site rental and broadcast transmission costs and a $26.4 million increase in network services costs. Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 48.1% for 2002 from 47.0% for 2001. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 84.0% for 2002 from 86.3% for 2001. General and administrative expenses for 2002 were $10.0 million, a decrease of $1.4 million from 2001. General and administrative expenses as a percentage of revenues decreased to 3.3% for 2002 from 4.8% for 2001. For 2002, CCUK recorded restructuring charges and asset write-down charges of $8.5 million and $3.2 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). For 2002, CCUK recorded non-cash general and administrative compensation charges of $1.9 million, compared to $2.6 million for 2001 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2002 was $61.5 million, a decrease of $32.0 million from 2001. This decrease was primarily attributable to a $47.5 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets (see "--Impact of Recently Issued Accounting Standards"), partially offset by a $15.5 million increase in depreciation related to property and equipment. Interest and other income (expense) for 2002 was $1.5 million, a decrease of $3.9 million from 2001. Interest expense and amortization of deferred financing costs for 2002 was $28.7 million, an increase of $2.0 million from 2001. CCUK's provision for income taxes of $11.9 million for 2002 consists of a non-cash deferred tax liability. This deferred tax liability resulted from an excess of basis differences for its property and equipment over its available tax net operating losses.

   Crown Atlantic. Crown Atlantic's revenues for 2002 were $119.6 million, an increase of $2.1 million from 2001. This increase was attributable to an $11.8 million, or 14.4%, increase in site rental revenues, partially offset by a $9.6 million decrease in network services and other revenues. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our US network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. We expect that network services and other revenues will continue to decline as a percentage of Crown Atlantic's total revenues. Costs of operations for 2002 were $50.5 million, a decrease of $3.7 million from 2001. This decrease was attributable to an $8.4 million decrease in network services costs, partially offset by a $4.7 million increase in site rental costs. Costs of operations for site rental as a percentage of site rental revenues increased to 39.1% for 2002 from 39.0% for 2001. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 53.6% for 2002 from 62.7% for 2001. General and administrative expenses for 2002 were $5.5 million, a decrease of $2.6 million from 2001. General and administrative expenses as a percentage of revenues decreased to 4.6% for 2002 from 7.0% for 2001. For 2002, Crown Atlantic recorded restructuring charges and asset write-down charges of $0.9 million and $11.1 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). Depreciation and amortization for 2002 was $41.4 million, a decrease of $2.9 million from 2001. This decrease was primarily attributable to a $3.2 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets (see "--Impact of Recently Issued Accounting Standards"), partially offset by a $0.3 million increase in depreciation related to property and equipment. Interest and other income (expense) for 2002 was $0.2 million, a decrease of $0.1 million from 2001. Interest expense and amortization of deferred financing costs for 2002 was $18.4 million, a decrease of $2.2 million from 2001.

   Corporate Office and Other. General and administrative expenses for 2002 were $16.8 million, an increase of $1.2 million from 2001. Corporate development expenses for 2002 were $7.5 million, compared to $12.3 million for 2001. For 2002, the corporate office recorded restructuring charges and asset write-down charges of $3.5 million and $2.4 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). For 2002 and 2001, the corporate office recorded non-cash general and administrative compensation charges of $1.4 million (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2002 was $1.9 million, an increase of $0.2 million from 2001. Interest and other income (expense) for 2002 was $65.6 million, an increase of $64.5 million from 2001. This increase was primarily attributable to gains on debt repurchases of approximately $79.1 million, partially offset by charges of approximately $29.1 million for our share of losses incurred by, and the write-down of our investments in, unconsolidated affiliates. Interest expense and amortization of deferred financing costs for 2002 was $213.7 million, an increase of $19.3 million from 2001. This increase was primarily attributable to interest on the 9 3/8% senior notes, which were issued in May of 2001.

   Comparison of Years Ended December 31, 2002 and 2001--Consolidated

   Consolidated revenues for 2002 were $901.5 million, an increase of $2.6 million from 2001. This increase was primarily attributable to:

   (1) a $101.9 million, or 17.7%, increase in site rental and broadcast transmission revenues, of which $30.8 million was attributable to CCUK, $11.8 million was attributable to Crown Atlantic, $5.2 million was attributable to CCAL and $54.1 million was attributable to CCUSA,

   (2) a $32.3 million increase in network services and other revenues from CCUK, and

   (3) a $0.8 million increase in network services and other revenues from CCAL, largely offset by

   (4) a $122.8 million decrease in network services and other revenues from CCUSA, and

   (5) a $9.6 million decrease in network services and other revenues from Crown Atlantic.

   The following is a summary of tenant leasing activity on our tower sites:

                                                                                 Years Ended
                                                                                December 31,
                                                                                -------------
                                                                                 2001   2002
                                                                                ------ ------
New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA (includes 130 tenants from acquired tower sites in 2001)..............  3,772  1,900
   Crown Atlantic..............................................................    710    341
   CCUK (includes 578 tenants from acquired tower sites in 2001)...............  2,887  1,363
   CCAL (includes 1,054 tenants from acquired tower sites in 2001).............  1,448    446
                                                                                ------ ------
                                                                                 8,817  4,050
                                                                                ====== ======
Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,481 $1,491
   CCUK........................................................................    779  1,092
   CCAL........................................................................    607    540

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. However, after excluding the new tenants from acquired tower sites in 2001, the level of tenant leasing activity on our sites declined by approximately 40% in 2002 as compared to 2001. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants, along with our strategic decision to reduce our US network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. We expect that network services and other revenues will continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

   Costs of operations for 2002 were $446.2 million, a decrease of $21.0 million from 2001. This decrease was primarily attributable to:

   (1) a $70.9 million decrease in network services costs related to CCUSA and

   (2) an $8.4 million decrease in network services costs from Crown Atlantic, partially offset by

   (3) a $31.3 million increase in site rental and broadcast transmission costs, of which $17.1 million was attributable to CCUK, $4.7 million was attributable to Crown Atlantic, $1.8 million was attributable to CCAL and $7.7 million was attributable to CCUSA,

   (4) a $26.4 million increase in network services costs from CCUK and

   (5) a $0.6 million increase in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 39.8% for 2002 from 41.5% for 2001 because of higher margins attributable to incremental revenues from the CCUSA and CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 78.8% for 2002 from 70.7% for 2001 because of lower margins from the CCUSA and CCAL operations.

   General and administrative expenses for 2002 were $94.2 million, a decrease of $8.3 million from 2001. This decrease was primarily attributable to:

   (1) a $5.0 million decrease in expenses related to the CCUSA operations,

   (2) a $2.6 million decrease in expenses at Crown Atlantic,

   (3) a $1.4 million decrease in expenses at CCUK, and

   (4) a $0.5 million decrease in expenses at CCAL, partially offset by

   (5) a $1.2 million increase in expenses at our corporate office.

The decreases in general and administrative expenses resulted primarily from lower staffing levels after the restructurings of our business announced in 2001 and 2002, partially offset by a charge of approximately $2.6 million for a bad debt provision at CCUK related to the ITV Digital liquidation (see "Item 1. Business--The Company--U.K. Operations--Transmission Business--Digital Transmission and Broadcast ("Freeview")"). General and administrative expenses as a percentage of revenues decreased to 10.5% for 2002 from 11.4% for 2001 because of lower overhead costs as a percentage of revenues for CCAL, CCUK and Crown Atlantic.

   Corporate development expenses for 2002 were $7.5 million, compared to $12.3 million for 2001. This decrease was attributable to a decrease in expenses at our corporate office.

   For 2002, we recorded cash restructuring charges of $17.1 million, compared to $19.4 million for 2001. Such charges related to employee severance payments and costs of office closures. See "--Restructuring Charges and Asset Write-Down Charges".

   During 2002, we recorded asset write-down charges of $39.2 million for CCUSA, $11.1 million for Crown Atlantic and $2.4 million at our corporate office. Such non-cash charges related to the abandonment of a portion of our construction in process for certain open projects, the cancellation of certain build-to-suit agreements and write-downs of the related construction in process, write-downs of certain inventories, and write-downs of three office buildings. In 2002, we also recorded asset write-down charges of $3.2 million for CCUK related to certain inventories and property and equipment. In 2001, we recorded asset write-down charges of $24.9 million in connection with the July 2001 restructuring. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets. See "--Restructuring Charges and Asset Write-Down Charges".

   For 2002, we recorded non-cash general and administrative compensation charges of $5.3 million related to the issuance of stock and stock options to certain employees and executives, compared to $6.1 million for 2001. See "--Compensation Charges Related to Stock Option Grants and Acquisitions".

   Depreciation and amortization for 2002 was $301.9 million, a decrease of $26.6 million from 2001. This decrease was primarily attributable to:

   (1) a $60.5 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $9.8 million was attributable to CCUSA, $47.5 million was attributable to CCUK and $3.2 million was attributable to Crown Atlantic (see "--Impact of Recently Issued Accounting Standards"), partially offset by

   (2) a $15.5 million increase in depreciation related to property and equipment from CCUK,

   (3) a $16.4 million increase in depreciation related to property and equipment, offset by a $1.1 million decrease in amortization of other intangible assets, from CCUSA,

   (4) a $2.6 million increase in depreciation related to property and equipment from CCAL, and

   (5) a $0.3 million increase in depreciation related to property and equipment from Crown Atlantic.

   Interest and other income (expense) for 2002 resulted primarily from:

   (1) interest income and foreign exchange gains from invested cash balances, and

   (2) gains of approximately $79.1 million on debt repurchases, partially offset by

   (3) charges of approximately $29.1 million for our share of losses incurred by, and the write-down of our investments in, unconsolidated affiliates, and

   (4) costs incurred in connection with unsuccessful investment projects.

   Interest expense and amortization of deferred financing costs for 2002 was $302.6 million, an increase of $5.1 million, or 1.7%, from 2001. This increase was primarily attributable to interest on the 9 3/8% senior notes, partially offset by lower interest rates on bank indebtedness at CCUSA and Crown Atlantic. See "--Liquidity and Capital Resources".

   The provision for income taxes of $12.3 million for 2002 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from differences between book and tax basis for its property and equipment.

   Minority interests represent the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

   Comparison of Years Ended December 31, 2001 and 2000--Operating Segments

   CCUSA. CCUSA's revenues for 2001 were $523.8 million, an increase of $194.6 million from 2000. This increase was attributable to an $86.6 million, or 47.2%, increase in site rental revenues and a $108.0 million increase in network services and other revenues. The increase in site rental revenues reflects the new tenant additions on our tower sites. The increase in network services and other revenues reflects continued demand for antenna installation from our tenants along with increased third party service work. Costs of operations for 2001 were $280.5 million, an increase of $120.7 million from 2000. This increase was attributable to a $94.4 million increase in network services costs and a $26.3 million increase in site rental costs. Costs of operations for site rental as a percentage of site rental revenues decreased to 38.2% for 2001 from 41.9% for 2000. Costs of operations for network services and other as a percentage of network services and other revenues increased to 69.9% for 2001 from 57.0% for 2000. General and administrative expenses for 2001 were $61.1 million, an increase of $11.4 million from 2000. General and administrative expenses as a percentage of revenues decreased to 11.7% for 2001 from 15.1% for 2000. For 2001, CCUSA recorded restructuring charges and asset write-down charges of $7.1 million and $6.5 million, respectively (see "--Restructuring Charges and Asset Write-Down Charges"). For 2001, CCUSA recorded non-cash general and administrative compensation charges of $2.1 million, compared to $0.8 million for 2000 (see "--Compensation Charges Related to Stock Option Grants and Acquisitions"). Depreciation and amortization for 2001 was $178.0 million, an increase of $56.3 million from 2000. Interest and other income (expense) for 2001 was $1.4 million, a decrease of $2.8 million from 2000. Interest expense and amortization of deferred financing costs for 2001 was $53.3 million, an increase of $10.3 million from 2000.

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

   (3) a $6.7 million increase in network services and other revenues from CCUK,

   (4) a $3.5 million increase in network services and other revenues from Crown Atlantic, and

   (5) $1.6 million in network services and other revenues from CCAL.

   The following is a summary of tenant leasing activity on our tower sites for the year ended December 31, 2001:

New tenants added on existing, newly constructed and acquired tower sites, net:
   CCUSA (includes 130 tenants from acquired tower sites)......................  3,772
   Crown Atlantic..............................................................    710
   CCUK (includes 578 tenants from acquired tower sites).......................  2,887
   CCAL (includes 1,054 tenants from acquired tower sites).....................  1,448
                                                                                ------
                                                                                 8,817
                                                                                ======
Average monthly lease rate per new tenant added on existing tower sites:
   CCUSA and Crown Atlantic.................................................... $1,481
   CCUK........................................................................    779
   CCAL........................................................................    607

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

   For 2001, we recorded cash charges of $19.4 million in connection with a restructuring of our business announced in July 2001. Such charges related to employee severance payments and costs of office closures. See "--Restructuring Charges and Asset Write-Down Charges".

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

   (1) the investment of the net proceeds from our securities offerings, offset by

   (2) costs incurred in connection with unsuccessful acquisition attempts and

   (3) our share of losses incurred by unconsolidated affiliates.

   Interest expense and amortization of deferred financing costs for 2001 was $297.4 million, an increase of $56.2 million, or 23.3%, from 2000. This increase was primarily attributable to interest on indebtedness at CCUSA, CCUK and Crown Atlantic, and interest on the 103/4% senior notes and the 9 3/8% senior notes. See "--Liquidity and Capital Resources".

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

Liquidity and Capital Resources

   Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years' levels, in connection with the selective expansion of our tower portfolios in the markets in which we currently operate. During 2003, we expect that the majority of our discretionary capital expenditures (other than the (Pounds)50.0 million site access fee payment due to British Telecom) will occur at CCUK in connection with the development of the sites acquired from British Telecom.

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

   During 2002, we have taken actions to reduce, delay or eliminate contractual obligations for certain capital expenditures. We have accomplished the following:

   (1) the deferral of a (Pounds)50.0 million payment due to British Telecom from 2002 to 2003, and

   (2) the completion and winding up (by mutual agreement) of build-to-suit contracts with two significant customers of CCUSA and Crown Atlantic, thereby eliminating future tower construction obligations.

These actions, and others we are pursuing, will serve to increase our financial flexibility and improve our ability to allocate our capital on a discretionary basis to the highest yielding investments, including the securities repurchases as described below. Our goal is to maximize net cash from operating activities and fund substantially all capital spending and debt service from our operating cash flow beginning in 2003, without reliance on additional borrowing or the use of our cash and liquid investments. However, due to the risk factors outlined above, there can be no assurance that this will be possible.

   For the years ended December 31, 2000, 2001 and 2002, our net cash provided by operating activities was $165.5 million, $131.9 million and $208.9 million, respectively. For the years ended December 31, 2000, 2001 and 2002, our net cash provided by (used for) financing activities was $1,707.1 million, $1,109.3 million and $(335.1) million, respectively. For the year ending December 31, 2003, we expect that our net cash provided by operating activities will be between approximately $140 million and $200 million.

   Capital expenditures were $277.3 million for the year ended December 31, 2002, of which $0.7 million were for CCIC, $82.4 million were for CCUSA, $23.5 million were for Crown Atlantic, $165.6 million were for CCUK and $5.1 million were for CCAL. We anticipate that we will build, through the end of 2003, approximately 10 to 20 towers in the United States at a cost of approximately $4.8 million and approximately 240 to 280 tower sites in the United Kingdom at a cost of approximately $16.0 million. In addition, we are obligated to pay a site access fee to British Telecom in the amount of (Pounds)50.0 million ($80.5 million), with such payment due in March 2003. We are currently in discussions regarding the mitigation of this payment, but there can be no assurance as to the outcome of these discussions. We also expect to spend approximately $40.0 million for tower improvements, including enhancements to the structural capacity of our towers in order to support the anticipated leasing, and approximately $40.0 million for maintenance activities. For the year ending December 31, 2003, we expect that our total capital expenditures will be between approximately $95 million and $125 million. As such, we expect that our capital expenditures for this period, excluding the payment to British Telecom, will be fully funded by net cash from operating activities, as discussed above.

   We expect that the construction of new tower sites will continue to have an impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments. We have increased our minimum acceptable level for internal rates of return on new tower builds given current market conditions, and expect to continue to decrease the number of new towers built in the foreseeable future.

   To fund the execution of our business strategy, including the construction of new towers, we expect to use our available cash balances and cash provided by future operations. We do not currently expect to utilize further borrowings available under our U.S. and U.K. credit facilities in any significant amounts. We will have additional cash needs to fund our operations in the future. We may also have additional cash needs in the future if additional tower acquisitions, build-to-suit or other opportunities arise. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

   As of December 31, 2002, we had consolidated cash and cash equivalents of $516.2 million (including $49.4 million at CCUSA, $113.3 million at CCUK, $10.6 million at Crown Atlantic, $16.3 million at CCAL, $167.2 million in an unrestricted investment subsidiary and $159.4 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $115.7 million, consolidated long-term debt of $3,227.0 million, consolidated redeemable preferred stock of $756.0 million and consolidated stockholders' equity of $2,208.5 million.

   In June, September and December of 2002, we paid our quarterly dividends on the 81/4% Convertible Preferred Stock by issuing a total of 3.7 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 81/4% Convertible Preferred Stock, we repurchased the 3.7 million shares of common stock from the dividend paying agent for a total of $12.2 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchases. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

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

   In August and September of 2002, we began repurchasing our stock (both common and preferred) and debt securities in public market transactions. Through December of 2002, we repurchased debt securities with an aggregate principal amount (at maturity) of $244.6 million. Such debt securities had an aggregate carrying value (net of unamortized discounts) of $226.5 million. We utilized $142.8 million in cash ($96.5 million from an unrestricted investment subsidiary and $46.3 million from CCIC) to effect these debt repurchases. The debt repurchases resulted in gains of $79.1 million. Through December of 2002, we repurchased shares of preferred stock with an aggregate redemption amount of $162.9 million. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs) of $160.4 million. We utilized $61.0 million in cash from an unrestricted investment subsidiary to effect these preferred stock repurchases. The preferred stock repurchases resulted in gains of $99.4 million. Such gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share. When the debt and preferred stock repurchases are added together, we have spent approximately $203.8 million in cash to retire securities with aggregate principal and redemption amounts (at maturity) of approximately $407.4 million. These repurchases (at an average discount to par value of approximately 50%) represent an attractive use of our liquidity, and the future interest savings will enhance our cash flow from operating activities. Through December of 2002, we also repurchased a total of 1.5 million shares of common stock. We utilized $3.0 million in cash from an unrestricted investment subsidiary to effect these common stock repurchases.

   In March of 2003, we repurchased additional shares of our preferred stock in a public market transaction. Such shares of preferred stock had an aggregate redemption amount and carrying value of $12.7 million. We utilized $9.4 million in cash from an unrestricted investment subsidiary to effect this March preferred stock repurchase. The March preferred stock repurchase resulted in a gain of $3.3 million.

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

   In April 2002, ITV Digital ("ITVD", a significant customer of CCUK) announced plans to liquidate its assets and returned its digital terrestrial television multiplex licenses to the UK Independent Television Commission (See "Item 1. Business--The Company--U.K. Operations--Transmission Business--Digital Transmission and Broadcast ("Freeview")"). The termination of the ITVD transmission contract was a Termination Event (a defined event of default) under CCUK's credit facility. In November 2002, we obtained an amendment to CCUK's credit facility such that the Termination Event was cured. The amended CCUK credit facility consists of a (Pounds)120.0 million (approximately $193.1 million) secured revolving loan facility. Since we were able to obtain an amendment to CCUK's credit facility, the termination of the ITVD transmission contract did not result in an event of default under the trust deed governing the CCUK bonds. None of our other debt instruments, including our public debt securities and the two U.S. bank credit facilities, contained default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments did not constitute events of default under any of our other debt instruments.

   As of March 17, 2003, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $84.5 million, and CCUK had unused borrowing availability under its amended credit facility of approximately (Pounds)30.0 million ($48.3 million). As of March 17, 2003, our restricted U.S. and Australian subsidiaries had approximately $367.6 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

   The primary factors that determine our subsidiaries' ability to comply with their debt covenants are (1) their current financial performance (as defined in the various credit agreements), (2) their levels of indebtedness and (3) their debt service requirements. Since we do not currently expect that our subsidiaries will need to utilize significant additional borrowings under their credit facilities, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary's financial performance. In addition, certain of the credit facilities will require that financial performance increase in future years as covenant calculations become more restrictive. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances.

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 10 5/8% discount notes, our 9% senior notes, our 91/2% senior notes, our 103/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $25.4 million, $14.9 million, $10.9 million, $47.6 million and $38.2 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 111/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 111/4% discount notes will require annual cash interest payments of approximately $46.6 million and $22.8 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our 123/4% exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $34.3 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($18.1 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

   As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 3/8% discount notes and the 111/4% discount notes. The terms of the indebtedness of our subsidiaries significantly limit their ability to distribute cash to CCIC. As a result, we will be required to apply a portion of the net proceeds from the debt offerings to fund interest payments on the notes. If we do not retain sufficient funds from the offerings or any future financing, we may not be able to make our interest payments on the notes.

   The following table summarizes our contractual cash obligations as of December 31, 2002:

                                                              Years Ending December 31,
                                               -------------------------------------------------------
                                                 2003     2004     2005     2006     2007   Thereafter   Totals
                                               -------- -------- -------- -------- -------- ---------- ----------
                                                                   (In thousands of dollars)
Long-term debt................................ $ 14,250 $ 62,975 $229,261 $305,869 $541,848 $2,163,250 $3,317,453
Interest payments on long-term debt (a).......  204,616  223,597  263,726  249,498  242,287    696,524  1,880,248
Capital lease obligations.....................    3,386    2,089       98        3       --         --      5,576
Operating lease obligations...................  142,185  135,155  132,550  131,397  130,977    615,100  1,287,364
Site access fee to British Telecom, secured by
 letter of credit.............................   80,475       --       --       --       --         --     80,475
Redeemable preferred stock....................       --       --       --       --       --    800,717    800,717
Dividend payments on exchangeable preferred
 stock........................................       --   36,040   36,040   36,040   36,040    108,120    252,280
                                               -------- -------- -------- -------- -------- ---------- ----------
                                               $444,912 $459,856 $661,675 $722,807 $951,152 $4,383,711 $7,624,113
                                               ======== ======== ======== ======== ======== ========== ==========

--------
(a) Interest payments on floating rate debt are estimated based on rates in effect during the first quarter of 2003. See Note 4 to the Consolidated Financial Statements.

   Our joint venture agreements with Bell Atlantic Mobile and GTE (both now part of Verizon Communications) provide that, upon dissolution of either venture, Verizon Communications will receive (1) the shares of our common stock contributed to the venture (15,597,783 shares for the Bell Atlantic Mobile venture and 5,063,731 shares for the GTE venture) and (2) a payment equal to a percentage of the fair market value (to be determined based on an appraisal process at the dissolution date) of the venture's other net assets. As of December 31, 2002, such percentages would be approximately 24.1% for the Bell Atlantic Mobile venture and 11.0% for the GTE venture. The 24.1% payment for the Bell Atlantic Mobile venture could be paid either in cash or shares of our common stock, at our election. The 11.0% payment for the GTE venture could only be paid in cash. A dissolution of either venture may be triggered (1) by Verizon Communications at any time, after a 30-day notice period and (2) by us at any time following the fourth anniversary of such venture's formation (subject to certain penalties if prior to the seventh anniversary for the Bell Atlantic Mobile venture). Our joint venture with Bell Atlantic Mobile was formed on March 31, 1999, and our joint venture with GTE was formed on January 31, 2000. See "Item 1. Business--The Company--U.S. Operations--Overview".

   During 2002, we issued letters of credit to various insurers in connection with certain contingent retirement obligations under various tower site land leases. The letters of credit were issued through one of CCUSA's lenders in amounts aggregating $8.5 million and expire on various dates through October 2003.

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

   We have designated CCUK, Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                                          December 31, 2002
                                         ----------------------------------------------------
                                           Company
                                             and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  225,101   $  291,071   $        --   $  516,172
Other current assets....................     208,419      142,490            --      350,909
Property and equipment, net.............   3,203,955    1,624,078            --    4,828,033
Investments.............................          --           --            --           --
Investments in Unrestricted Subsidiaries   1,983,127           --    (1,983,127)          --
Goodwill................................     164,023      903,018            --    1,067,041
Other assets, net.......................     102,138       28,308            --      130,446
                                          ----------   ----------   -----------   ----------
                                          $5,886,763   $2,988,965   $(1,983,127)  $6,892,601
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  175,136   $  185,633   $        --   $  360,769
Long-term debt, less current maturities.   2,616,667      596,043            --    3,212,710
Other liabilities.......................      36,656      146,571            --      183,227
Minority interests......................      93,792       77,591            --      171,383
Redeemable preferred stock..............     756,014           --            --      756,014
Stockholders' equity....................   2,208,498    1,983,127    (1,983,127)   2,208,498
                                          ----------   ----------   -----------   ----------
                                          $5,886,763   $2,988,965   $(1,983,127)  $6,892,601
                                          ==========   ==========   ===========   ==========

                                      Three Months Ended December 31, 2002       Year Ended December 31, 2002
                                     -------------------------------------  -------------------------------------
                                       Company                                Company
                                         and                                    and
                                      Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                                     Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                                     ------------ ------------ ------------ ------------ ------------ ------------
                                                               (In thousands of dollars)
Net revenues........................   $112,347     $115,614     $227,961    $ 481,125     $420,408    $ 901,533
Costs of operations (exclusive of
 depreciation and amortization).....     49,889       60,747      110,636      227,945      218,254      446,199
General and administrative..........     18,764        3,477       22,241       76,651       17,571       94,222
Corporate development...............      1,451           --        1,451        7,483           --        7,483
Restructuring charges...............      5,110        5,428       10,538        7,755        9,392       17,147
Asset write-down charges............      5,266        3,284        8,550       41,538       14,258       55,796
Non-cash general and administrative
 compensation charges...............        872          486        1,358        3,488        1,861        5,349
Depreciation and amortization.......     49,686       27,075       76,761      198,678      103,250      301,928
                                       --------     --------     --------    ---------     --------    ---------
Operating income (loss).............    (18,691)      15,117       (3,574)     (82,413)      55,822      (26,591)
Interest and other income (expense).     49,711       (1,622)      48,089       73,031       (6,613)      66,418
Interest expense and amortization of
 deferred financing costs...........    (60,225)     (11,511)     (71,736)    (255,472)     (47,098)    (302,570)
Provision for income taxes..........       (109)      (6,723)      (6,832)        (407)     (11,869)     (12,276)
Minority interests..................        590       (1,439)        (849)       3,967       (1,469)       2,498
                                       --------     --------     --------    ---------     --------    ---------
Net loss............................   $(28,724)    $ (6,178)    $(34,902)   $(261,294)    $(11,227)   $(272,521)
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

                                                                                            1999, 2000
                                                                                1997 and       and
                                                                                  1998         2001
                                                                               Securities   Securities
                                                                               ----------   ----------
                                                                               (In thousands of dollars)
Tower Cash Flow, for the three months ended December 31, 2002................. $  53,780    $  53,780
                                                                               =========    =========
Consolidated Cash Flow, for the twelve months ended December 31, 2002......... $ 169,046    $ 176,529
Less: Tower Cash Flow, for the twelve months ended December 31, 2002..........  (203,660)    (203,660)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2002   215,120      215,120
                                                                               ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2002 $ 180,506    $ 187,989
                                                                               =========    =========

Related Party Transactions

   For the years ended December 31, 2000, 2001 and 2002, the Bell Atlantic Mobile venture had revenues from Verizon Communications of $44.1 million, $44.0 million and $45.5 million, respectively. For the years ended December 31, 2000, 2001 and 2002, the GTE venture had revenues from Verizon Communications of $46.2 million, $61.8 million and $67.6 million, respectively. Verizon Communications is our partner in both of these ventures.

   For the years ended December 31, 2000, 2001 and 2002, CCUK had revenues from the BBC of $96.1 million, $93.7 million and $101.4 million, respectively. For the year ended December 31, 2002, CCUK had revenues from BSkyB of $2.5 million. The BBC and BSkyB are CCUK's partners in Digital TV Services Ltd, which was created to promote Freeview (see "Item 1. Business--The Company--U.K. Operations--Transmission Business--Digital Transmission and Broadcast ("Freeview")").

Restructuring Charges and Asset Write-Down Charges

   In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we reduced our global staff by approximately 312 full-time employees, closed five offices in the United States and closed our development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, we recorded cash charges of approximately $19.4 million during 2001 related to employee severance payments ($13.9 million) and costs of office closures ($5.5 million).

   For the year ended December 31, 2002, we recorded cash charges of $8.5 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff reductions (approximately 212 employees) and the disposition of certain service lines. For the year ended December 31, 2002, we also recorded cash charges of $3.1 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring. In October 2002, we announced a restructuring of our U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, we are reducing our U.S. workforce by approximately 230 employees and are closing some smaller offices. The actions taken for the October 2002 restructuring will be substantially completed by the end of the first quarter of 2003. In connection with this restructuring, we recorded cash charges of approximately $6.1 million in the fourth quarter of 2002 related to employee severance payments ($3.3 million) and costs of office closures ($2.8 million).

   We have recorded asset write-down charges of $24.9 million during 2001 in connection with the restructuring of our business announced in July 2001. Such non-cash charges related to the write-down of certain inventories ($11.9 million), property and equipment ($8.5 million), and other assets ($4.5 million) that were deemed to have no value as a result of the restructuring.

   During the year ended December 31, 2002, we abandoned a portion of our construction in process related to certain open projects, mutually agreed to terminate certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. As a result, we have recorded asset write-down charges of $39.2 million for CCUSA, $11.1 million for Crown Atlantic and $2.3 million for the corporate office. For the year ended December 31, 2002, we also recorded asset write-down charges of $3.2 million for CCUK related to certain inventories and property and equipment. We will continue to evaluate the carrying value of our goodwill and our property and equipment as required by SFAS 142 and SFAS 144. Implicit in the determination of fair value for such long-lived assets are certain assumptions regarding the future leasing of our communication sites. Should future business conditions require the amendment of previous assumptions, our assets could be deemed impaired and a charge to earnings would be required.

CCUK Take or Pay Agreements

   CCUK is a party to two agreements that contemplate a minimum level of site leasing and contain certain "take or pay" commitments by the carriers. One agreement contemplates that at least 1,000 sites will be annually leased for a total of 4,000 sites by 2005. The other agreement contemplates that at least 1,500 sites will be leased by 2004. In each case, the carrier is not leasing the number of sites within the time period contemplated by the agreement and is disputing the terms. It is likely that the carriers will not need the full number of sites originally contemplated. CCUK is working with the carriers to resolve differences and to find viable commercial alternatives to maintain good relationships with such carriers. It is possible that some form of negotiated settlement will occur that would relieve the carriers of their site leasing commitments. However, there can be no assurance that satisfactory results will be achieved in either situation.

Compensation Charges Related to Stock Option Grants and Acquisitions

   We have recognized non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to our IPO. Such charges amounted to approximately $1.4 million for each of the three years ended December 31, 2002.

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

   During the first quarter of 2003, we granted 5,805,187 shares of restricted common stock to our executives and certain employees. These restricted shares have a weighted-average grant-date fair value of $4.15 per share. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of our common stock. In connection with these restricted shares, we will recognize non-cash general and administrative compensation charges of approximately $24.1 million over the vesting period.

   In February 2003, we issued 105,000 shares of common stock to the non-executive members of our Board of Directors. These shares have a grant-date fair value of $3.95 per share. In connection with these shares, we will recognize non-cash general and administrative compensation charges of approximately $0.4 million for the first quarter of 2003.

Impact of Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. We have used the purchase method of accounting since our inception, so the adoption of SFAS 141 will not change our method of accounting for business combinations. We have adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on our consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were approximately $26.0 million, $11.5 million and $14.5 million at January 1, 2002, respectively, and $26.0 million, $12.9 million and $13.1 million at December 31, 2002, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of approximately $1.5 million for each of the years ending December 31, 2002 through 2007. We have no other intangible assets from prior business combinations.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with our existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. We have adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. We have completed our transitional impairment tests and have determined that no impairment losses for goodwill and other intangible assets were to be recorded upon the adoption of SFAS 142. Our depreciation and amortization expense has decreased by approximately $60.6 million per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, our net loss and loss per share for the years ended December 31, 2000, 2001 and 2002 would have been $158.1 million ($1.22 per share), $304.5 million ($1.79 per share) and $272.5 million ($1.16 per share), respectively.

   During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicate that goodwill is not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeds its carrying value has declined since January 1, 2002. This decline is a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Further declines in our site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. Furthermore, if an impairment at CCUSA were to occur in the future, we believe that the calculations to measure the impairment could result in the write-off of substantially all of CCUSA's goodwill ($164.0 million). Due to the continued weakness in the telecommunications industry, we intend to closely monitor the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. We will adopt the requirements of SFAS 143 as of January 1, 2003, and have not yet determined the effect that such adoption will have on our consolidated financial statements. However, we do expect that contingent retirement obligations under certain of our tower site land leases will require recognition as liabilities under SFAS 143.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS
121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The adoption of the requirements of SFAS 144 as of January 1, 2002 had no impact on our consolidated financial statements.

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on our consolidated statement of operations. Any such gains or losses classified as an extraordinary item in prior periods will be reclassified in future financial statement presentations. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. We have adopted the provisions of SFAS 145 as of January 1, 2002.

   In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. We will adopt the requirements of SFAS 146 as of January 1, 2003.

   In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. We have adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

   In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a "controlling financial interest". A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors ("variable interests") which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity ("variable interest entities"). The provisions of FIN 46 are immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective as of the beginning of the first interim period after June 15, 2003. We will adopt the provisions of FIN 46 as of July 1, 2003, and do not expect that such adoption will have a significant effect on our consolidated financial statements.

Cautionary Statement for Purposes of Forward-Looking Statements

   Certain information contained in this Annual Report on Form 10-K (including statements contained in "Item 1. Business", "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as other written and oral statements made or incorporated by reference from time to time by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, expectations, projections, estimates and other forward-looking information regarding results of operations, revenues, liquidity, costs and expenses and margins; capital expenditures of wireless carriers and broadcasters; the quality, capacity and further applications and revenue sources of our assets; our competitive position and demand for our assets; timing and demand for anticipated releases and technological advances; the effects of and benefits from acquisitions and strategic alliances; the effect of changes in accounting standards; adversarial proceedings and other contingent liabilities; capital expenditures and financial condition; wireless and broadcast industry conditions; and world economic conditions. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurances that such expectations will prove correct.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2003 would impact our interest expense by approximately $9.4 million. As of December 31, 2002, we have approximately $1,094.9 million of floating rate indebtedness, of which $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

Item 8.  Financial Statements And Supplementary Data

               Crown Castle International Corp. and Subsidiaries
                  Index to Consolidated Financial Statements

                                                                                                      Page
                                                                                                      ----

Report of KPMG LLP, Independent Auditors.............................................................
                                                                                                       63

Consolidated Balance Sheet as of December 31, 2001 and 2002..........................................
                                                                                                       64

Consolidated Statement of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2002............................................................................
                                                                                                       65

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31,
  2002...............................................................................................
                                                                                                       66

Consolidated Statement of Stockholders' Equity for each of the three years in the period ended
  December 31, 2002..................................................................................
                                                                                                       67

Notes to Consolidated Financial Statements...........................................................
                                                                                                       68

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Crown Castle International Corp.:

   We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" on January 1, 2002, and in 2001 changed its method of accounting for derivative instruments and hedging activities.

                                          KPMG LLP

Houston, Texas
February 26, 2003

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                                                          December 31,
                                                                                    -----------------------
                                                                                       2001         2002
                                                                                    ----------  -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents....................................................... $  804,602  $   516,172
   Receivables:
       Trade, net of allowance for doubtful accounts of $24,785 and $15,309 at
         December 31, 2001 and 2002, respectively..................................    188,496      125,950
       Other.......................................................................      2,364        9,914
   Short-term investments..........................................................     72,963      115,697
   Inventories.....................................................................    102,771       45,616
   Prepaid expenses and other current assets.......................................     44,865       53,732
                                                                                    ----------  -----------
          Total current assets.....................................................  1,216,061      867,081
Property and equipment, net........................................................  4,844,912    4,828,033
Investments........................................................................    128,500           --
Goodwill, net of accumulated amortization of $152,451 at December 31, 2001.........  1,036,914    1,067,041
Deferred financing costs and other assets, net of accumulated amortization of
  $32,859 and $47,453 at December 31, 2001 and 2002, respectively..................    149,071      130,446
                                                                                    ----------  -----------
                                                                                    $7,375,458  $ 6,892,601
                                                                                    ==========  ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................ $  104,149  $    63,852
   Accrued interest................................................................     60,081       59,811
   Accrued compensation and related benefits.......................................     13,553       14,661
   Deferred rental revenues and other accrued liabilities..........................    204,584      208,195
   Long-term debt, current maturities..............................................     29,086       14,250
                                                                                    ----------  -----------
          Total current liabilities................................................    411,453      360,769
Long-term debt, less current maturities............................................  3,394,011    3,212,710
Other liabilities..................................................................    157,549      183,227
                                                                                    ----------  -----------
          Total liabilities........................................................  3,963,013    3,756,706
                                                                                    ----------  -----------
Commitments and contingencies (Note 11)
Minority interests.................................................................    168,936      171,383
Redeemable preferred stock.........................................................    878,861      756,014
Stockholders' equity:
   Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
     December 31, 2001--218,804,363 and December 31, 2002--215,983,294.............      2,188        2,160
 Additional paid-in capital........................................................  3,301,023    3,315,215
 Accumulated other comprehensive income (loss).....................................    (43,246)      39,323
 Accumulated deficit...............................................................   (895,317)  (1,148,200)
                                                                                    ----------  -----------
          Total stockholders' equity...............................................  2,364,648    2,208,498
                                                                                    ----------  -----------
                                                                                    $7,375,458  $ 6,892,601
                                                                                    ==========  ===========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
              (In thousands of dollars, except per share amounts)

                                                                                 Years Ended December 31,
                                                                             -------------------------------
                                                                                2000       2001       2002
                                                                             ---------  ---------  ---------
Net revenues:
   Site rental and broadcast transmission................................... $ 446,039  $ 575,961  $ 677,839
   Network services and other...............................................   203,126    322,990    223,694
                                                                             ---------  ---------  ---------
                                                                               649,165    898,951    901,533
                                                                             ---------  ---------  ---------
Operating expenses:
   Costs of operations (exclusive of depreciation and amortization):
       Site rental and broadcast transmission...............................   194,424    238,748    270,024
       Network services and other...........................................   120,176    228,485    176,175
   General and administrative...............................................    76,944    102,539     94,222
   Corporate development....................................................    10,489     12,337      7,483
   Restructuring charges....................................................        --     19,416     17,147
   Asset write-down charges.................................................        --     24,922     55,796
   Non-cash general and administrative compensation charges.................     3,127      6,112      5,349
   Depreciation and amortization............................................   238,796    328,491    301,928
                                                                             ---------  ---------  ---------
                                                                               643,956    961,050    928,124
                                                                             ---------  ---------  ---------
Operating income (loss).....................................................     5,209    (62,099)   (26,591)
Other income (expense):
   Interest and other income (expense)......................................    32,266      8,548     66,418
   Interest expense and amortization of deferred financing costs............  (241,294)  (297,444)  (302,570)
                                                                             ---------  ---------  ---------
Loss before income taxes and minority interests.............................  (203,819)  (350,995)  (262,743)
Provision for income taxes..................................................      (246)   (16,478)   (12,276)
Minority interests..........................................................      (721)     1,306      2,498
                                                                             ---------  ---------  ---------
Net loss....................................................................  (204,786)  (366,167)  (272,521)
Dividends on preferred stock, net of gains on repurchases of preferred
  stock.....................................................................   (59,469)   (79,028)    19,638
                                                                             ---------  ---------  ---------
Net loss after deduction of dividends on preferred stock, net of gains on repurchases of preferred stock............................................ $(264,255) $(445,195) $(252,883)
                                                                             =========  =========  =========
Net loss.................................................................... $(204,786) $(366,167) $(272,521)
Other comprehensive income (loss):
   Foreign currency translation adjustments.................................   (22,087)   (10,154)    92,905
   Derivative instruments:
       Net change in fair value of cash flow hedging instruments............        --    (10,336)    (7,883)
       Amounts reclassified into results of operations......................        --      2,166      5,964
   Minimum pension liability adjustment.....................................        --         --     (8,417)
                                                                             ---------  ---------  ---------
Comprehensive loss before cumulative effect of change in accounting principle.................................................................  (226,873)  (384,491)  (189,952)
Cumulative effect of change in accounting principle for derivative financial
  instruments...............................................................        --        178         --
                                                                             ---------  ---------  ---------
Comprehensive loss.......................................................... $(226,873) $(384,313) $(189,952)
                                                                             =========  =========  =========
Loss per common share - basic and diluted................................... $   (1.48) $   (2.08) $   (1.16)
                                                                             =========  =========  =========
Common shares outstanding - basic and diluted (in thousands)................   178,588    214,246    218,028
                                                                             =========  =========  =========

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)

                                                                                        Years Ended December 31,
                                                                                   ----------------------------------
                                                                                       2000        2001        2002
                                                                                   -----------  ----------  ---------
Cash flows from operating activities:
  Net loss........................................................................ $  (204,786) $ (366,167) $(272,521)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization.................................................     238,796     328,491    301,928
    Amortization of deferred financing costs and discounts on long-term debt......      81,003      91,753     94,567
    Asset write-down charges......................................................          --      24,922     55,796
    Equity in losses (earnings) and write-downs of unconsolidated affiliates......        (740)      3,276     29,108
    Non-cash general and administrative compensation charges......................       3,127       6,112      5,349
    Gains on purchases of long-term debt..........................................          --          --    (79,138)
    Minority interests............................................................         721      (1,306)    (2,498)
    Loss on early extinguishment of debt..........................................       1,495          --         --
    Changes in assets and liabilities, excluding the effects of acquisitions:
     (Increase) decrease in receivables...........................................     (92,019)    (20,686)    71,771
     (Increase) decrease in inventories, prepaid expenses and other assets........     (88,370)    (91,957)    46,222
     Increase in deferred rental revenues and other liabilities...................     143,999     140,649      4,021
     Increase (decrease) in accounts payable......................................      55,466       4,175    (44,483)
     Increase (decrease) in accrued interest......................................      26,803      12,668     (1,190)
                                                                                   -----------  ----------  ---------
       Net cash provided by operating activities..................................     165,495     131,930    208,932
                                                                                   -----------  ----------  ---------
Cash flows from investing activities:
  Maturities of investments.......................................................          --     311,000    280,463
  Proceeds from disposition of property and equipment.............................          --          --     30,321
  Capital expenditures............................................................    (636,506)   (683,102)  (277,262)
  Purchases of investments........................................................    (175,000)   (337,463)  (194,697)
  Investments in affiliates and other.............................................      (2,499)    (29,920)   (11,293)
  Acquisitions of businesses and assets, net of cash acquired.....................  (1,143,682)   (155,651)    (4,449)
                                                                                   -----------  ----------  ---------
       Net cash used for investing activities.....................................  (1,957,687)   (895,136)  (176,917)
                                                                                   -----------  ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of capital stock.........................................     743,290     358,207      1,032
  Purchases of long-term debt.....................................................          --          --   (142,820)
  Purchases of capital stock......................................................          --          --    (94,470)
  Net borrowings (payments) under revolving credit agreements.....................      78,000      96,829    (50,000)
  Principal payments on long-term debt............................................     (82,000)         --    (46,155)
  Incurrence of financing costs...................................................     (47,219)    (12,161)    (2,673)
  Proceeds from issuance of long-term debt........................................   1,015,020     650,000         --
  Proceeds from issuance of subsidiary stock to minority shareholder..............          --      16,434         --
                                                                                   -----------  ----------  ---------
       Net cash provided by (used for) financing activities.......................   1,707,091   1,109,309   (335,086)
                                                                                   -----------  ----------  ---------
Effect of exchange rate changes on cash...........................................     (10,394)      4,666     14,641
                                                                                   -----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents..............................     (95,495)    350,769   (288,430)
Cash and cash equivalents at beginning of year....................................     549,328     453,833    804,602
                                                                                   -----------  ----------  ---------
Cash and cash equivalents at end of year.......................................... $   453,833  $  804,602  $ 516,172
                                                                                   ===========  ==========  =========
Supplementary schedule of non-cash investing and financing activities:
  Amounts recorded in connection with acquisitions (see Note 2):
    Fair value of net assets acquired, including goodwill and other intangible
     assets....................................................................... $ 2,005,935  $  157,458  $      --
    Escrow deposits for acquisitions..............................................     (50,000)         --         --
    Issuance of common stock......................................................     707,389       1,807         --
    Minority interests............................................................     104,864          --         --
Supplemental disclosure of cash flow information:
  Interest paid................................................................... $   128,996  $  194,927  $ 206,861
  Income taxes paid...............................................................         257         492        407

                See notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (In thousands of dollars, except share amounts)



                                                                                    Class A
                                                             Common Stock        Common Stock
                                                         -------------------  ------------------  Additional
                                                                       ($.01               ($.01   Paid-In
                                                            Shares     Par)      Shares    Par)    Capital
                                                         -----------  ------  -----------  -----  ----------
Balance, January 1, 2000................................ 146,074,905  $1,461   11,340,000  $ 113  $1,805,053
   Conversion of Class A Common Stock to Common
    Stock...............................................  11,340,000     113  (11,340,000)  (113)         --
   Issuances of capital stock...........................  40,636,221     406           --     --   1,061,861
   Non-cash general and administrative compensation
    charges.............................................          --      --           --     --       2,248
   Foreign currency translation adjustments.............          --      --           --     --          --
   Dividends on preferred stock.........................     860,968       9           --     --      24,933
   Net loss.............................................          --      --           --     --          --
                                                         -----------  ------  -----------  -----  ----------
Balance, December 31, 2000.............................. 198,912,094   1,989           --     --   2,894,095
   Issuances of capital stock...........................  16,710,505     167           --     --     359,847
   Non-cash general and administrative compensation
    charges.............................................          --      --           --     --       4,228
   Foreign currency translation adjustments.............          --      --           --     --          --
   Derivative instruments:
      Net change in fair value of cash flow hedging
       instruments......................................          --      --           --     --          --
      Amounts reclassified into results of
       operations.......................................          --      --           --     --          --
      Cumulative effect of change in accounting
       principle for derivative financial
       instruments......................................          --      --           --     --          --
   Dividends on preferred stock.........................   3,181,764      32           --     --      42,853
   Net loss.............................................          --      --           --     --          --
                                                         -----------  ------  -----------  -----  ----------
Balance, December 31, 2001.............................. 218,804,363   2,188           --     --   3,301,023
   Issuances of capital stock...........................     306,678       3           --     --       1,029
   Purchases of capital stock........................... (13,755,900)   (137)          --     --     (33,344)
   Non-cash general and administrative compensation
    charges.............................................          --      --           --     --       3,733
   Foreign currency translation adjustments.............          --      --           --     --          --
   Derivative instruments:
      Net change in fair value of cash flow hedging
       instruments......................................          --      --           --     --          --
      Amounts reclassified into results of
       operations.......................................          --      --           --     --          --
   Minimum pension liability adjustment.................          --      --           --     --          --
   Dividends on preferred stock.........................  10,628,153     106           --     --      42,774
   Gains on repurchases of preferred stock..............          --      --           --     --          --
   Net loss.............................................          --      --           --     --          --
                                                         -----------  ------  -----------  -----  ----------
Balance, December 31, 2002.............................. 215,983,294  $2,160           --  $  --  $3,315,215
                                                         ===========  ======  ===========  =====  ==========

                                                          Accumulated Other Comprehensive
                                                                   Income (Loss)
                                                         ---------------------------------
                                                           Foreign                Minimum
                                                          Currency                Pension
                                                         Translation Derivative  Liability  Accumulated
                                                         Adjustments Instruments Adjustment   Deficit       Total
                                                         ----------- ----------- ---------- -----------  ----------
Balance, January 1, 2000................................  $ (3,013)   $     --    $    --   $  (185,867) $1,617,747
   Conversion of Class A Common Stock to Common
    Stock...............................................        --          --         --            --          --
   Issuances of capital stock...........................        --          --         --            --   1,062,267
   Non-cash general and administrative compensation
    charges.............................................        --          --         --            --       2,248
   Foreign currency translation adjustments.............   (22,087)         --         --            --     (22,087)
   Dividends on preferred stock.........................        --          --         --       (59,469)    (34,527)
   Net loss.............................................        --          --         --      (204,786)   (204,786)
                                                          --------    --------    -------   -----------  ----------
Balance, December 31, 2000..............................   (25,100)         --         --      (450,122)  2,420,862
   Issuances of capital stock...........................        --          --         --            --     360,014
   Non-cash general and administrative compensation
    charges.............................................        --          --         --            --       4,228
   Foreign currency translation adjustments.............   (10,154)         --         --            --     (10,154)
   Derivative instruments:
      Net change in fair value of cash flow hedging
       instruments......................................        --     (10,336)        --            --     (10,336)
      Amounts reclassified into results of
       operations.......................................        --       2,166         --            --       2,166
      Cumulative effect of change in accounting
       principle for derivative financial
       instruments......................................        --         178         --            --         178
   Dividends on preferred stock.........................        --          --         --       (79,028)    (36,143)
   Net loss.............................................        --          --         --      (366,167)   (366,167)
                                                          --------    --------    -------   -----------  ----------
Balance, December 31, 2001..............................   (35,254)     (7,992)        --      (895,317)  2,364,648
   Issuances of capital stock...........................        --          --         --            --       1,032
   Purchases of capital stock...........................        --          --         --            --     (33,481)
   Non-cash general and administrative compensation
    charges.............................................        --          --         --            --       3,733
   Foreign currency translation adjustments.............    92,905          --         --            --      92,905
   Derivative instruments:
      Net change in fair value of cash flow hedging
       instruments......................................        --      (7,883)        --            --      (7,883)
      Amounts reclassified into results of
       operations.......................................        --       5,964         --            --       5,964
   Minimum pension liability adjustment.................        --          --     (8,417)           --      (8,417)
   Dividends on preferred stock.........................        --          --         --       (79,786)    (36,906)
   Gains on repurchases of preferred stock..............        --          --         --        99,424      99,424
   Net loss.............................................        --          --         --      (272,521)   (272,521)
                                                          --------    --------    -------   -----------  ----------
Balance, December 31, 2002..............................  $ 57,651    $ (9,911)   $(8,417)  $(1,148,200) $2,208,498
                                                          ========    ========    =======   ===========  ==========

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

   Investments

   As of December 31, 2001 and 2002, all investments (consisting of government agency debt securities) are classified as held-to-maturity since the Company has the positive intent and ability to hold such investments until they mature. Held-to-maturity securities are stated at amortized cost. Gross unrealized holding gains amounted to $425,000 and $764,000 at December 31, 2001 and 2002, respectively. Investments classified as current assets mature within one year, while those classified as noncurrent mature after one year and within three years.

   Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include work in process amounting $83,804,000 and $30,038,000 at December 31, 2001 and 2002,
respectively.

   Property and Equipment

   Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES any gain or loss is recognized. The carrying value of property and equipment and other long-lived assets, including other intangible assets with finite useful lives, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

   Goodwill

   Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see Note 2). Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 20 year life. On January 1, 2002, the Company adopted the new accounting standard for goodwill and other intangible assets (see "Recent Accounting Pronouncements"). In accordance with that new standard, goodwill is no longer amortized, but rather is tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

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

   Network services revenues are generally recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in relatively short periods of time and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been completed. Costs and revenues associated with contracts not complete at the end of a period are deferred and recognized when the installation becomes operational. Any losses on contracts are recognized at such time as they become known.

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                           Years Ended December 31,
                                                                       -------------------------------
                                                                          2000       2001       2002
                                                                       ---------  ---------  ---------
                                                                          (In thousands of dollars,
                                                                          except per share amounts)
Net loss.............................................................. $(204,786) $(366,167) $(272,521)
Dividends on preferred stock..........................................   (59,469)   (79,028)   (79,786)
Gains on repurchases of preferred stock...............................        --         --     99,424
                                                                       ---------  ---------  ---------
Net loss applicable to common stock for basic and diluted computations $(264,255) $(445,195) $(252,883)
                                                                       =========  =========  =========
Weighted-average number of common shares outstanding during the
  period for basic and diluted computations (in thousands)............   178,588    214,246    218,028
                                                                       =========  =========  =========
Loss per common share - basic and diluted............................. $   (1.48) $   (2.08) $   (1.16)
                                                                       =========  =========  =========

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of December 31, 2002: (1) options to purchase 22,975,116 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 81/4% Cumulative Convertible Redeemable Preferred Stock (see Note 7) which are convertible into 7,441,860 shares of common stock and (5) shares of the Company's 6.25% Convertible Preferred Stock (see Note 7) which are convertible into 8,625,084 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for each of the three years in the period ended December 31, 2002.

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

                                                    December 31, 2001         December 31, 2002
                                                ------------------------  ------------------------
                                                  Carrying      Fair        Carrying      Fair
                                                   Amount       Value        Amount       Value
                                                -----------  -----------  -----------  -----------
                                                             (In thousands of dollars)
Cash and cash equivalents...................... $   804,602  $   804,602  $   516,172  $   516,172
Short-term investments (to be held to maturity)      72,963       73,224      115,697      116,461
Investments (to be held to maturity)...........     128,500      128,664           --           --
Long-term debt.................................  (3,423,097)  (3,236,191)  (3,226,960)  (2,886,091)
Interest rate swap agreements, net.............      (7,992)      (7,992)      (9,911)      (9,911)

   The Company does not currently hold or issue derivative financial instruments for trading purposes.

   Stock-Based Compensation

   The Company uses the "intrinsic value based method" of accounting for its stock-based employee compensation plans (see Note 8). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The exercise prices for the substantial portion of the options granted during the years ended December 31, 2000, 2001 and 2002 were equal to or in excess of the market value of the Company's common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during those years (see Note 8). The following table shows the pro forma effect on the Company's net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                            Years Ended December 31,
                                                                        -------------------------------
                                                                           2000       2001       2002
                                                                        ---------  ---------  ---------
                                                                           (In thousands of dollars,
                                                                           except per share amounts)
Net loss, as reported.................................................. $(204,786) $(366,167) $(272,521)
Add: Stock-based employee compensation expense included in reported
  net loss.............................................................     3,127      6,112      5,349
Deduct: Total stock-based employee compensation expense determined
  under fair value based method for all awards.........................   (25,338)   (35,861)   (32,625)
                                                                        ---------  ---------  ---------
Net loss, as adjusted..................................................  (226,997)  (395,916)  (299,797)
Dividends on preferred stock, net of gains on repurchases of preferred
  stock................................................................   (59,469)   (79,028)    19,638
                                                                        ---------  ---------  ---------
Net loss applicable to common stock for basic and diluted computations, as adjusted.......................................................... $(286,466) $(474,944) $(280,159)
                                                                        =========  =========  =========
Loss per common share--basic and diluted:
   As reported......................................................... $   (1.48) $   (2.08) $   (1.16)
                                                                        =========  =========  =========
   As adjusted......................................................... $   (1.60) $   (2.22) $   (1.28)
                                                                        =========  =========  =========

   Recent Accounting Pronouncements

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

   The derivative instruments recognized upon the Company's adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company's floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements have notional amounts aggregating $150,000,000 and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company's interest rate risk, the changes in their fair values are recorded as other comprehensive income (loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $6,700,000 for the year ending December 31, 2003. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of December 31, 2001 and 2002, the accumulated other comprehensive income
(loss) in consolidated stockholders' equity includes $7,992,000 and $9,911,000, respectively, in losses related to derivative instruments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company has adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 require that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications are to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company's consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were $26,000,000, $11,483,000 and $14,517,000 at January 1,
2002, respectively, and $26,000,000, $12,935,000 and $13,065,000 at December
31, 2002, respectively. The net book value of these intangible assets will be amortized using a revised life of 10 years, resulting in amortization expense of $1,452,000 for each of the years ending December 31, 2002 through 2007. The Company has no other intangible assets from prior business combinations.

   SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company's existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company has adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 requires that transitional impairment tests be performed at its adoption, and provides that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company has completed its transitional impairment tests and has determined that no impairment losses for goodwill and other intangible assets were to be recorded upon the adoption of SFAS 142. The Company's depreciation and amortization expense has decreased by approximately $60,617,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, the Company's net loss and loss per share would have been as follows:

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                               Years Ended December 31,
                                                                           -------------------------------
                                                                              2000       2001       2002
                                                                           ---------  ---------  ---------
                                                                           (In thousand of dollars, except
                                                                                  per share amounts)
Net loss, as reported..................................................... $(204,786) $(366,167) $(272,521)
Add back: amortization of goodwill........................................    45,538     60,485         --
Adjust: amortization of other intangible assets...........................     1,148      1,148         --
                                                                           ---------  ---------  ---------
Net loss, as adjusted.....................................................  (158,100)  (304,534)  (272,521)
Dividends on preferred stock, net of gains on repurchases of preferred
  stock...................................................................   (59,469)   (79,028)    19,638
                                                                           ---------  ---------  ---------
Net loss applicable to common stock for basic and diluted computations, as adjusted................................................................ $(217,569) $(383,562) $(252,883)
                                                                           =========  =========  =========
Per common share -- basic and diluted:
   Net loss, as reported.................................................. $   (1.48) $   (2.08) $   (1.16)
   Amortization of goodwill...............................................      0.25       0.28         --
   Adjustment for amortization of other intangible assets.................      0.01       0.01         --
                                                                           ---------  ---------  ---------
   Net loss, as adjusted.................................................. $   (1.22) $   (1.79) $   (1.16)
                                                                           =========  =========  =========

   A summary of goodwill by operating segment is as follows:

                                         Year Ended December 31, 2002
                                    ---------------------------------------
                                                       Crown   Consolidated
                                     CCUSA     CCUK   Atlantic    Total
                                    -------- -------- -------- ------------
                                           (In thousands of dollars)
    Balance at beginning of year... $164,023 $817,514 $55,377   $1,036,914
    Effect of exchange rate changes       --   30,127      --       30,127
                                    -------- -------- -------   ----------
    Balance at end of year......... $164,023 $847,641 $55,377   $1,067,041
                                    ======== ======== =======   ==========

   During the fourth quarter of 2002, the Company performed its annual update of the impairment test for goodwill. The results of this test indicate that goodwill is not impaired at any of the Company's reporting units. However, the amount by which the estimated fair value for CCUSA exceeds its carrying value has declined since January 1, 2002. This decline is a function of the Company's reduced forecasts for site leasing and antenna installation revenues, as indicated by its operating results for 2002. Further declines in the site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. Furthermore, if an impairment at CCUSA were to occur in the future, the Company believes that the calculations to measure the impairment could result in the write-off of substantially all of CCUSA's goodwill ($164,023,000). Due to the continued weakness in the telecommunications industry, the Company intends to closely monitor the performance of its reporting units in 2003 in order to assess whether a goodwill impairment is indicated.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company will adopt the requirements of SFAS 143 as of January 1, 2003, and has not yet determined the effect that such adoption will have on its consolidated financial statements. However, the Company does expect that contingent retirement obligations under certain of its tower site land leases will require recognition as liabilities under SFAS 143.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS
121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The adoption of the requirements of SFAS 144 as of January 1, 2002 had no impact on the Company's consolidated financial statements.

   In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt ("SFAS 4"). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on the Company's consolidated statement of operations. Any such gains or losses classified as an extraordinary item in prior periods will be reclassified in future financial statement presentations. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company has adopted the provisions of SFAS 145 as of January 1, 2002. See Note 4.

   In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company has adopted the requirements of SFAS 146 as of January 1, 2003.

   In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

   In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a "controlling financial interest". A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors ("variable interests") which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity ("variable interest entities"). The provisions of FIN 46 are immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective as of the beginning of the first interim period after June 15, 2003. The Company will adopt the provisions of FIN 46 as of July 1, 2003, and does not expect that such adoption will have a significant effect on its consolidated financial statements.

2. Acquisitions

   During the years ended December 31, 2000 and 2001, the Company consummated a number of business and asset acquisitions which were accounted for using the purchase method. Results of operations and cash flows of the acquired businesses and assets are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

   Agreement with Bell Atlantic Mobile ("BAM")

   The Company has a joint venture ("Crown Atlantic") with BAM (now part of Verizon Communications). In addition to the towers originally contributed to Crown Atlantic by BAM, the Company and BAM agreed that certain additional towers owned by BAM (the "Frontier towers") could be contributed to Crown Atlantic. In August and October 2000, BAM contributed 215 of the Frontier towers in exchange for additional ownership interests in Crown Atlantic. See
Note 6.

   BellSouth Mobility Inc. and BellSouth Telecommunications Inc. ("BellSouth")

   The Company has an agreement with BellSouth (now part of Cingular) under which the Company acquired the operating rights for certain of their towers. During 2000 and 2001, the Company closed on 368 towers, paid $93,530,000 in cash and issued 1,355,238 shares of its common stock.

   BellSouth DCS

   The Company has an agreement with certain affiliates of BellSouth ("BellSouth DCS", now part of Cingular) under which the Company acquired the operating rights for certain of their towers. During 2000 and 2001, the Company closed on 97 towers and paid $40,158,000 in cash.

   Agreement With GTE Corporation ("GTE")

   The Company has a joint venture ("Crown Castle GT") with GTE (now part of Verizon Communications). During 2000, (1) the Company contributed an aggregate of approximately $815,266,000 (of which approximately $94,464,000 was in shares of its common stock, with the balance in cash) in exchange for a majority ownership interest in Crown Castle GT, and (2) GTE contributed approximately 2,300 towers in exchange for cash

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES distributions aggregating approximately $695,802,000 from Crown Castle GT and a minority ownership interest in Crown Castle GT. See Note 6.

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

3. Property and Equipment

   The major classes of property and equipment are as follows:

                                                                                 December 31,
                                                                Estimated   ------------------------
                                                               Useful Lives    2001         2002
                                                               ------------ ----------   ----------
                                                                            (In thousands of dollars)
Land and buildings............................................  0-40 years  $  168,252   $  193,235
Telecommunications towers and broadcast transmission equipment  5-20 years   5,119,821    5,377,156
Transportation and other equipment............................  3-15 years      20,085       18,476
Office furniture and equipment................................  2-10 years     103,591      119,877
                                                                            ----------   ----------
                                                                             5,411,749    5,708,744
Less: accumulated depreciation................................                (566,837)    (880,711)
                                                                            ----------   ----------
                                                                            $4,844,912   $4,828,033
                                                                            ==========   ==========

   Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $190,610,000, $265,395,000 and $300,461,000, respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $406,607,000 and $593,752,000 at December 31, 2001 and 2002, respectively.
At December 31, 2002, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2003--$671,249,000; 2004--$662,817,000; 2005--$630,476,000; 2006--$576,885,000; 2007--$481,252,000;
thereafter--$1,330,616,000.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

4. Long-term Debt

   Long-term debt consists of the following:

                                                             December 31,
                                                        ------------------------
                                                           2001         2002
                                                        ----------   ----------
                                                        (In thousands of dollars)
2000 Credit Facility................................... $  700,000   $  700,000
CCUK Credit Facility...................................    172,050      144,855
Crown Atlantic Credit Facility.........................    300,000      250,000
9% Guaranteed Bonds due 2007...........................    177,401      201,188
10 5/8% Senior Discount Notes due 2007, net of discount    229,321      239,160
10 3/8% Senior Discount Notes due 2011, net of discount    393,320      390,905
9% Senior Notes due 2011...............................    180,000      165,700
111/4% Senior Discount Notes due 2011, net of discount.    196,005      170,777
91/2% Senior Notes due 2011............................    125,000      114,265
103/4% Senior Notes due 2011...........................    500,000      442,885
9 3/8% Senior Notes due 2011...........................    450,000      407,225
                                                        ----------   ----------
                                                         3,423,097    3,226,960
Less: current maturities...............................    (29,086)     (14,250)
                                                        ----------   ----------
                                                        $3,394,011   $3,212,710
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

   On March 15, 2000, the Company used $83,375,000 in borrowings under one of the term loan facilities of the 2000 Credit Facility to repay outstanding borrowings and accrued interest under a prior credit facility. The net proceeds from $316,625,000 in additional borrowings under this term loan facility were used to fund a portion of the purchase price for Crown Castle GT and for general corporate purposes. As of December 31, 2002, approximately $367,621,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding under the 2000 Credit Facility as of December 31, 2002. In the first quarter of 2000, the Company recorded a loss of $1,495,000 consisting of the write-off of unamortized deferred financing costs related to the prior credit facility. In prior years, this loss was presented as an extraordinary item on the Company's consolidated statement of operations. In the Company's current year financial statements, this loss has been included in interest and other income (expense) in accordance with the provisions of SFAS 145 (see Note
1).

   The amount of available borrowings under the 2000 Credit Facility's term loans and revolving line of credit will decrease by stated amounts at the end of each calendar quarter beginning on June 30, 2003. Any remaining borrowings under one of the term loans must be repaid on March 15, 2008. Any remaining borrowings under the other term loan and the revolving line of credit must be repaid on September 15, 2007. Under certain

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES circumstances, the Company's subsidiaries may be required to make principal prepayments under the 2000 Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain borrowings.

   The 2000 Credit Facility is secured by substantially all of the assets of CCUSA and CCAL, and the Company's pledge of the capital stock of those subsidiaries and Crown Castle GT. In addition, the 2000 Credit Facility is guaranteed by CCIC. Borrowings under the 2000 Credit Facility bear interest at rates per annum, at the Company's election, equal to the bank's prime rate plus margins ranging from 1.75% to 2.00% or a Eurodollar interbank offered rate (LIBOR) plus margins ranging from 2.75% to 3.00% (approximately 6.00% and 4.15%, respectively, at December 31, 2002). The interest rate margins may be reduced by up to 1.00% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The 2000 Credit Facility requires the borrower to maintain certain financial covenants and places restrictions on its ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   CCUK Credit Facility

   CCUK has a credit agreement with a syndicate of banks (as amended, the "CCUK Credit Facility"). In April 2002, ITV Digital ("ITVD", a significant customer of CCUK) announced plans to liquidate its assets and returned its digital terrestrial television multiplex licenses to the UK Independent Television Commission (see Note 14). The termination of the ITVD transmission contract was a Termination Event (a defined event of default) under the CCUK Credit Facility, and this Termination Event could have resulted in an event of default under the trust deed governing the 9% Guaranteed Bonds due 2007 (the "CCUK Bonds"). As a result, the Company had reclassified the outstanding borrowings under the CCUK Credit Facility and the principal amount of the CCUK Bonds as current liabilities on its interim consolidated balance sheets as of March 31, June 30 and September 30 of 2002. . In November 2002, the Company obtained an amendment to the CCUK Credit Facility such that the Termination Event was cured. Since the Company was able to obtain an amendment to the CCUK Credit Facility, the termination of the ITVD transmission contract did not result in an event of default under the trust deed governing the CCUK Bonds. Accordingly, the Company has classified the outstanding borrowings under the CCUK Credit Facility and the principal amount of the CCUK Bonds as long-term liabilities on its consolidated balance sheet as of December 31, 2002. None of the Company's other debt instruments, including the public debt securities and the two U.S. bank credit facilities, contained default provisions related to the ITVD transmission contract. Furthermore, none of these other debt instruments contain cross default provisions with either of the CCUK debt instruments. As such, the events of default under the two CCUK debt instruments did not constitute events of default under any of the Company's other debt instruments.

   The amended CCUK Credit Facility consists of a (Pounds)120,000,000 (approximately $193,140,000) secured revolving loan facility. Available borrowings under the CCUK Credit Facility are generally to be used to finance capital expenditures and for working capital and general corporate purposes. As of December 31, 2002, unused borrowing availability under the CCUK Credit Facility amounted to approximately (Pounds)30,000,000 (approximately $48,285,000).

   The amount of available borrowings under the CCUK Credit Facility will decrease by a stated amount on June 30 and December 31 of each year beginning in 2004. Any remaining borrowings must be repaid on June 18, 2006. Under certain circumstances, CCUK may be required to make principal prepayments under the CCUK Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain sales of equity securities.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The CCUK Credit Facility is secured by substantially all of CCUK's assets. Borrowings under the CCUK Credit Facility bear interest at a rate per annum equal to a Eurodollar interbank offered rate (LIBOR) plus 2.0% (approximately 5.79% at December 31, 2002). The interest rate margin may be reduced by up to 0.75% (non-cumulatively) based on a financial test, determined quarterly. Interest is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. The CCUK Credit Facility requires CCUK to maintain certain financial covenants and places restrictions on CCUK's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   Crown Atlantic Credit Facility

   Crown Atlantic has a credit agreement with a syndicate of banks (as amended, the "Crown Atlantic Credit Facility") which consists of a $334,500,000 secured revolving line of credit. Available borrowings under the Crown Atlantic Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic's assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

   In September 2002, Crown Atlantic repaid $50,000,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. As of December 31, 2002, approximately $84,500,000 of borrowings was available under the Crown Atlantic Credit Facility, of which $25,000,000 was available for letters of credit. There were no letters of credit outstanding as of December 31, 2002.

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

   The Crown Atlantic Credit Facility is secured by a pledge of the membership interest in Crown Atlantic and a security interest in Crown Atlantic's tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic's election, equal to the bank's prime rate plus 1.25% or a Eurodollar interbank offered rate (LIBOR) plus 2.75% (approximately 4.25% and 2.90%, respectively, at December 31, 2002). The interest rate margins may be reduced by up to 1.25% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic's ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

   9% Guaranteed Bonds due 2007 ("CCUK Bonds")

   CCUK has issued (Pounds)125,000,000 (approximately $201,188,000) aggregate principal amount of the CCUK Bonds. Interest payments on the CCUK Bonds are due annually on each March 30. The maturity date of the CCUK Bonds is March 30, 2007.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   10 5/8% Senior Discount Notes due 2007 (the "10 5/8% Discount Notes")

   The Company issued $251,000,000 aggregate principal amount (at maturity) of the 10 5/8% Discount Notes. The 10 5/8% Discount Notes will not pay any interest until May 15, 2003, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. The maturity date of the 10 5/8% Discount Notes is November 15, 2007. The 10 5/8% Discount Notes are net of unamortized discount of $21,679,000 at December 31, 2001.

   The 10 5/8% Discount Notes are redeemable at the option of the Company, in whole or in part, at a price of 105.313% of the principal amount plus accrued interest. The redemption price is reduced annually until November 15, 2005, after which time the 10 5/8% Discount Notes are redeemable at par.

     10 3/8% Senior Discount Notes due 2011 (the "10 3/8% Discount Notes") and 9% Senior Notes due 2011 (the "9% Senior Notes")

   The Company issued $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Discount Notes and $180,000,000 aggregate principal amount of its 9% Senior Notes. The 10 3/8% Discount Notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Senior Notes are due on each May 15 and November 15. The maturity date of the 10 3/8% Discount Notes and the 9% Senior Notes is May 15, 2011. The 10 3/8% Discount Notes are net of unamortized discount of $106,680,000 and $58,220,000 at December 31, 2001 and 2002, respectively.

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

     11 1/4% Senior Discount Notes due 2011 (the "11 1/4% Discount Notes") and 9 1/2% Senior Notes due 2011 (the "9 1/2% Senior Notes")

   The Company issued $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Discount Notes and $125,000,000 aggregate principal amount of its 9 1/2% Senior Notes. The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Senior Notes are due on each February 1 and August 1. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes is

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

August 1, 2011. The 11 1/4% Discount Notes are net of unamortized discount of $63,995,000 and $32,273,000 at December 31, 2001 and 2002, respectively.

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

   10 3/4% Senior Notes due 2011 (the "10 3/4% Senior Notes")

   On June 21, 2000, the Company issued $500,000,000 aggregate principal amount of its 10 3/4% Senior Notes for proceeds of $483,674,000 (after underwriting discounts of $16,326,000). A portion of the proceeds from the sale of these securities were used to repay the Term Loans (as discussed above), and the remaining proceeds are being used to fund the initial interest payments on the 10 3/4% Senior Notes and for general corporate purposes. Semi-annual interest payments for the 10 3/4% Senior Notes are due on each February 1 and August 1. The maturity date of the 10 3/4% Senior Notes is August 1, 2011.

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

   9 3/8% Senior Notes due 2011 (the "9 3/8% Senior Notes")

   On May 10, 2001, the Company issued $450,000,000 aggregate principal amount of its 9 3/8% Senior Notes for proceeds of $441,000,000 (after underwriting discounts of $9,000,000). The proceeds from the sale of these securities are being used to fund the initial interest payments on the 9 3/8% Senior Notes and for general corporate purposes. Semi-annual interest payments for the 9 3/8% Senior Notes are due on each February 1 and August 1. The maturity date of the 9 3/8% Senior Notes is August 1, 2011.

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

   Structural Subordination of the Debt Securities

   The 10 5/8% Discount Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes and the 9 3/8% Senior Notes (collectively, the "Debt

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Securities") are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company's subsidiaries, which include outstanding borrowings under the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds. The indentures governing the Debt Securities (the "Indentures") place restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 2002, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indentures.

   Repurchases of the Company's Debt Securities

   In August and September of 2002, the Company began repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 7 and 8). Through December 31, 2002, the Company repurchased debt securities with an aggregate principal amount (at maturity) of $244,590,000. Such debt securities had an aggregate carrying value (net of unamortized discounts) of $226,511,000. The Company utilized $142,820,000 in cash ($96,509,000 from an Unrestricted investment subsidiary and $46,311,000 from CCIC) to effect these debt repurchases. The debt repurchases resulted in gains of $79,138,000 ($0.36 per share for the year ended December 31, 2002). Such gains are included in interest and other income (expense) on the Company's consolidated statement of operations. The Company's repurchases of its debt securities in 2002 were as follows:

                                                               Cash Paid
                                                     -----------------------------
                                  Principal Carrying         Unrestricted           Gains on
                                   Amount    Value    CCIC    Subsidiary   Total   Repurchases
                                  --------- -------- ------- ------------ -------- -----------
                                                   (In thousands of dollars)
10 5/8% Senior Discount Notes due
  2007........................... $ 11,840  $ 11,701 $ 4,335   $ 4,149    $  8,484   $ 2,859
10 3/8% Senior Discount Notes due
  2011...........................   50,875    43,290  12,707    12,188      24,895    17,662
9% Senior Notes due 2011.........   14,300    14,300   3,105     5,798       8,903     5,054
11 1/4% Senior Discount Notes due
  2011...........................   56,950    46,595  11,587    15,304      26,891    19,137
9 1/2% Senior Notes due 2011.....   10,735    10,735   1,718     5,296       7,014     3,537
10 3/4% Senior Notes due 2011....   57,115    57,115  12,859    26,520      39,379    16,178
9  3/8% Senior Notes due 2011....   42,775    42,775      --    27,254      27,254    14,711
                                  --------  -------- -------   -------    --------   -------
                                  $244,590  $226,511 $46,311   $96,509    $142,820   $79,138
                                  ========  ======== =======   =======    ========   =======

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The Company has designated CCUK, Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for
(1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                          December 31, 2002
                                         ----------------------------------------------------
                                           Company
                                             and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  225,101   $  291,071   $        --   $  516,172
Other current assets....................     208,419      142,490            --      350,909
Property and equipment, net.............   3,203,955    1,624,078            --    4,828,033
Investments.............................          --           --            --           --
Investments in Unrestricted Subsidiaries   1,983,127           --    (1,983,127)          --
Goodwill................................     164,023      903,018            --    1,067,041
Other assets, net.......................     102,138       28,308            --      130,446
                                          ----------   ----------   -----------   ----------
                                          $5,886,763   $2,988,965   $(1,983,127)  $6,892,601
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  175,136   $  185,633   $        --   $  360,769
Long-term debt, less current maturities.   2,616,667      596,043            --    3,212,710
Other liabilities.......................      36,656      146,571            --      183,227
Minority interests......................      93,792       77,591            --      171,383
Redeemable preferred stock..............     756,014           --            --      756,014
Stockholders' equity....................   2,208,498    1,983,127    (1,983,127)   2,208,498
                                          ----------   ----------   -----------   ----------
                                          $5,886,763   $2,988,965   $(1,983,127)  $6,892,601
                                          ==========   ==========   ===========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                            Three Months Ended
                                      December 31, 2002 (Unaudited)           Year Ended December 31, 2002
                                  -------------------------------------  -------------------------------------
                                  Company and                            Company and
                                   Restricted  Unrestricted Consolidated  Restricted  Unrestricted Consolidated
                                  Subsidiaries Subsidiaries    Total     Subsidiaries Subsidiaries    Total
                                  ------------ ------------ ------------ ------------ ------------ ------------
                                                            (In thousands of dollars)
Net revenues.....................   $112,347     $115,614     $227,961    $ 481,125     $420,408    $ 901,533
Costs of operations (exclusive of
  depreciation and
  amortization)..................     49,889       60,747      110,636      227,945      218,254      446,199
General and administrative.......     18,764        3,477       22,241       76,651       17,571       94,222
Corporate development............      1,451           --        1,451        7,483           --        7,483
Restructuring charges............      5,110        5,428       10,538        7,755        9,392       17,147
Asset write-down charges.........      5,266        3,284        8,550       41,538       14,258       55,796
Non-cash general and
  administrative compensation
  charges........................        872          486        1,358        3,488        1,861        5,349
Depreciation and amortization....     49,686       27,075       76,761      198,678      103,250      301,928
                                    --------     --------     --------    ---------     --------    ---------
Operating income (loss)..........    (18,691)      15,117       (3,574)     (82,413)      55,822      (26,591)
Interest and other income
  (expense)......................     49,711       (1,622)      48,089       73,031       (6,613)      66,418
Interest expense and amortization
  of deferred financing costs....    (60,225)     (11,511)     (71,736)    (255,472)     (47,098)    (302,570)
Provision for income taxes.......       (109)      (6,723)      (6,832)        (407)     (11,869)     (12,276)
Minority interests...............        590       (1,439)        (849)       3,967       (1,469)       2,498
                                    --------     --------     --------    ---------     --------    ---------
Net loss.........................   $(28,724)    $ (6,178)    $(34,902)   $(261,294)    $(11,227)   $(272,521)
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

                                                                                1997 and    1999, 2000
                                                                                  1998       and 2001
                                                                               Securities   Securities
                                                                               ----------   ----------
                                                                               (In thousands of dollars)
                                                                                    (Unaudited)
Tower Cash Flow, for the three months ended December 31, 2002................. $  53,780    $  53,780
                                                                               =========    =========
Consolidated Cash Flow, for the twelve months ended December 31, 2002......... $ 169,046    $ 176,529
Less: Tower Cash Flow, for the twelve months ended December 31, 2002..........  (203,660)    (203,660)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2002   215,120      215,120
                                                                               ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended December 31,2002. $ 180,506    $ 187,989
                                                                               =========    =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Maturities

   Scheduled maturities of long-term debt outstanding at December 31, 2002 are as follows: years ending December 31, 2003--$14,250,000; 2004--$62,975,000;
2005--$229,261,000; 2006--$305,869,000; 2007--$541,848,000;
thereafter--$2,163,250,000.

   Restricted Net Assets of Subsidiaries

   Under the terms of the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to
(1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on certain of CCIC's indebtedness. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $3,616,466,000 at December 31, 2002.

   Interest Rate Swap Agreements

   The Company has an interest rate swap agreement in connection with amounts originally borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement has an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. The Company pays a fixed rate of 5.79% on the notional amount and receives a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin.

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

   Letters of Credit

   In April 2002, CCUK issued a letter of credit to British Telecom in connection with a site acquisition agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)50,000,000 (approximately $80,475,000) and expires on March 31, 2003.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

5. Income Taxes

   Income (loss) before income taxes and minority interests by geographic area is as follows:

                                Years Ended December 31,
                            -------------------------------
                               2000       2001       2002
                            ---------  ---------  ---------
                               (In thousands of dollars)
                   Domestic $(188,046) $(275,329) $(271,006)
                   Foreign.   (15,773)   (75,666)     8,263
                            ---------  ---------  ---------
                            $(203,819) $(350,995) $(262,743)
                            =========  =========  =========

   The provision for income taxes consists of the following:

                                  Years Ended December 31,
                                 --------------------------
                                  2000     2001      2002
                                 ------- --------- --------
                                 (In thousands of dollars)
                     Current:
                        State... $   225 $      33 $     --
                        Foreign.      21       459      407
                                 ------- --------- --------
                                     246       492      407
                                 ------- --------- --------
                     Deferred:
                        Foreign.      --    15,986   11,869
                                 ------- --------- --------
                                 $   246 $  16,478 $ 12,276
                                 ======= ========= ========

   A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

                                                            Years Ended December 31,
                                                         -----------------------------
                                                           2000       2001      2002
                                                         --------  ---------  --------
                                                           (In thousands of dollars)
Benefit for income taxes at statutory rate.............. $(71,337) $(122,849) $(91,960)
Amortization of intangible assets.......................   12,808     15,606       147
Depreciation on basis differences in joint ventures.....    1,131      1,116        --
Stock-based compensation................................      468        973     1,221
Expenses for which no federal tax benefit was recognized      238        115       123
State taxes, net of federal tax benefit.................      146         21        --
Losses for which no tax benefit was recognized..........   55,190    118,628   102,021
Other...................................................    1,602      2,868       724
                                                         --------  ---------  --------
                                                         $    246  $  16,478  $ 12,276
                                                         ========  =========  ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The components of the net deferred income tax assets and liabilities are as follows:

                                                           December 31,
                                                      ------------------------
                                                         2001         2002
                                                       ---------   ----------
                                                      (In thousands of dollars)
    Deferred income tax liabilities:
       Property and equipment........................ $ 124,723    $  170,444
       Basis differences in joint ventures...........     4,548         5,644
       Other.........................................        54            --
                                                       ---------   ----------
           Total deferred income tax liabilities.....   129,325       176,088
                                                       ---------   ----------
    Deferred income tax assets:
       Net operating loss carryforwards..............   324,220       548,965
       Foreign losses................................    12,163        16,609
       Accrued liabilities...........................     3,554         5,772
       Receivables allowance.........................     6,280         3,766
       Intangible assets.............................     3,233         3,064
       Pension liability.............................        --         2,945
       Derivative instruments........................     1,591         1,974
       Puerto Rico losses............................       408           620
       Noncompete agreement..........................       164           152
       Other.........................................       663           728
       Valuation allowances..........................  (238,937)     (436,362)
                                                       ---------   ----------
           Total deferred income tax assets, net.....   113,339       148,233
                                                       ---------   ----------
    Net deferred income tax liabilities.............. $  15,986    $   27,855
                                                       =========   ==========

   Valuation allowances of $238,937,000 and $436,362,000 were recognized to offset net deferred income tax assets as of December 31, 2001 and 2002, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company's consolidated financial statements:

               Consolidated statement of operations $407,010,000
               Other comprehensive income (loss)...    4,919,000
               Additional paid-in capital..........   24,433,000
                                                    ------------
                                                    $436,362,000
                                                    ============

   At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,568,000,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2010 through 2022. The utilization of the loss carryforwards is subject to certain limitations.

6. Minority Interests

   Minority interests represent the minority shareholder's 20% interest in CCUK (prior to July 2000), the minority partner's 43.1% interest in Crown Atlantic, the minority partner's 17.8% interest in Crown Castle GT and the minority shareholder's 22.4% interest in CCAL.

   Upon dissolution of Crown Atlantic, BAM will receive (1) the 15,597,783 shares of the Company's common stock contributed to Crown Atlantic and (2) a payment (either in cash or in shares of the Company's common stock, at the Company's election) equal to approximately 24.1% of the fair market value (to be determined based on an appraisal process at the dissolution date) of Crown Atlantic's other net assets; the Company would then receive the remaining assets and liabilities of Crown Atlantic. The dissolution of Crown Atlantic may be caused by BAM at any time, after a 30-day notice period.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Upon dissolution of Crown Castle GT, GTE will receive (1) the 5,063,731 shares of the Company's common stock contributed to Crown Castle GT and (2) a payment in cash equal to approximately 11.0% of the fair market value (to be determined based on an appraisal process at the dissolution date) of Crown Castle GT's other net assets; the Company will then receive the remaining assets and liabilities of Crown Castle GT. The dissolution of Crown Castle GT may be caused by GTE at any time beginning on January 31, 2003, after a 30-day notice period.

7. Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                                                     December 31,
                                                                                   -------------------------
                                                                                     2001         2002
                                                                                     --------     --------
                                                                                   (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued:
   December 31, 2001--291,444 and December 31, 2002--249,325 (stated at
     mandatory redemption and aggregate liquidation value)........................ $292,992     $250,650
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued:
   200,000 (stated net of unamortized value of warrants; mandatory redemption and
     aggregate liquidation value of $200,000).....................................  195,793      196,204
6.25% Convertible Preferred Stock; shares issued:
   December 31, 2001--8,050,000 and December 31, 2002--6,361,000 (stated net of unamortized issuance costs; mandatory redemption and aggregate liquidation
     value: December 31, 2001--$402,500 and December 31, 2002--$318,050)..........  390,076      309,160
                                                                                     --------     --------
                                                                                   $878,861     $756,014
                                                                                     ========     ========

   Exchangeable Preferred Stock

   The Company issued 200,000 shares of its 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the "Exchangeable Preferred Stock") at a price of $1,000 per share (the liquidation preference per share). The holders of the Exchangeable Preferred Stock are entitled to receive cumulative dividends at the rate of 12 3/4% per share, compounded quarterly on each March 15, June 15, September 15 and December 15 of each year. On or before December 15, 2003, the Company has the option to pay dividends in cash or in additional shares of Exchangeable Preferred Stock. After December 15, 2003, dividends are payable only in cash. For the years ended December 31, 2000, 2001 and 2002, dividends were paid in additional shares of Exchangeable Preferred Stock.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Crown Atlantic Credit Facility and the CCUK Bonds). The certificate of designations governing the Exchangeable Preferred Stock places restrictions on the Company's ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates.

   8 1/4% Convertible Preferred Stock

   The Company issued 200,000 shares of its 8 1/4% Cumulative Convertible Redeemable Preferred Stock (the "8 1/4% Convertible Preferred Stock") at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation ("GECC"). GECC is entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. For the years ended December 31, 2000, 2001 and 2002, dividends were paid with 579,000, 1,400,000 and 4,290,000 shares of common stock, respectively. GECC also received warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time until November 2004.

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

   In June, September and December of 2002, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 3,745,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, the Company repurchased the 3,745,000 shares of common stock from the dividend paying agent for a total of $12,239,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchases. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock (see note 8).

   6.25% Convertible Preferred Stock

   On July 27, 2000, the Company sold shares of its common stock and preferred stock in concurrent underwritten public offerings (the "July 2000 Offerings"). The Company had granted the underwriters for the July 2000 Offerings over-allotment options to purchase additional shares in both offerings. On August 1, 2000, the over-allotment option for the preferred stock offering was exercised in full. As a result, the Company sold a total of 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share and received proceeds of $388,412,000 (after underwriting discounts of $14,088,000). The proceeds from the July 2000 Offerings are being used for general corporate purposes. See Note 8.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the years ended December 31, 2000, 2001 and 2002, dividends were paid with 281,968, 1,781,764 and 6,338,153 shares of common stock, respectively. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

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

   Repurchases of the Company's Preferred Stock

   In August and September of 2002, the Company began repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 4 and 8). Through December 31, 2002, the Company repurchased shares of preferred stock with an aggregate redemption amount of $162,853,000. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs) of $160,413,000. The Company utilized $60,989,000 in cash from an Unrestricted investment subsidiary to effect these preferred stock repurchases. The preferred stock repurchases resulted in gains of $99,424,000. Such gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share. The Company's repurchases of its preferred stock in 2002 were as follows:

                                                                           Cash Paid
                                                                              From
                                                      Redemption Carrying Unrestricted  Gains on
                                             Shares     Amount    Value    Subsidiary  Repurchases
                                            --------- ---------- -------- ------------ -----------
                                                               (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock    78,403  $ 78,403  $ 78,403   $36,744      $41,659
6.25% Convertible Preferred Stock.......... 1,689,000    84,450    82,010    24,245       57,765
                                                       --------  --------   -------      -------
                                                       $162,853  $160,413   $60,989      $99,424
                                                       ========  ========   =======      =======

   Mandatory Redemptions

   Scheduled mandatory redemptions of redeemable preferred stock outstanding at December 31, 2002 are $800,717,000 for years ending after December 31, 2007.

8. Stockholders' Equity

   Common Stock

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Company sold a total of 12,084,200 shares of its common stock at a price of $29.50 per share and received proceeds of $342,225,000 (after underwriting discounts of $14,259,000).

   On January 11, 2001, the Company sold shares of its common stock in an underwritten public offering. The Company had granted the underwriters an over-allotment option to purchase additional shares in the offering. On January 12, 2001, the over-allotment option was partially exercised. As a result, the Company sold a total of 13,445,200 shares of its common stock at a price of $26.25 per share and received proceeds of $342,853,000 (after underwriting discounts of $10,084,000). The proceeds from this offering are being used for general corporate purposes.

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

   In August and September of 2002, the Company began repurchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 4 and 7). Through December 31, 2002, the Company repurchased a total of 1,510,900 shares of common stock. The Company utilized $2,967,000 in cash from an Unrestricted investment subsidiary to effect these common stock repurchases.

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

   Compensation Charges Related to Stock Option Grants and Acquisitions

   The Company has recognized non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to its initial public offering of common stock (the "IPO"). Such charges amounted to approximately $1,361,000 for each of the three years ended December 31, 2002.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

   A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 2000, 2001 and 2002:

                                            2000                  2001                  2002
                                    --------------------- --------------------- ---------------------
                                                Weighted-             Weighted-             Weighted-
                                                 Average               Average               Average
                                     Number of  Exercise   Number of  Exercise   Number of  Exercise
                                      Shares      Price     Shares      Price     Shares      Price
                                    ----------  --------- ----------  --------- ----------  ---------
Options outstanding at beginning of
  year............................. 19,226,076   $ 9.89   21,183,816   $14.50   23,873,337   $15.45
Options granted....................  4,878,783    28.48    7,269,509    14.76    1,580,860     6.28
Options exercised.................. (2,540,569)    5.16   (3,200,901)    5.14     (306,678)    3.00
Options forfeited..................   (380,474)   22.62   (1,379,087)   21.29   (2,172,403)   18.30
                                    ----------            ----------            ----------
Options outstanding at end of year. 21,183,816    14.50   23,873,337    15.45   22,975,116    14.71
                                    ==========            ==========            ==========
Options exercisable at end of year. 13,692,081    10.21   13,569,588    14.06   14,588,588    15.18
                                    ==========            ==========            ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   A summary of options outstanding as of December 31, 2002 is as follows:

                             Number of  Weighted-Average  Number of
                              Options      Remaining       Options
            Exercise Prices Outstanding Contractual Life Exercisable
            --------------- ----------- ---------------- -----------
            $-0- to $2.00..    213,032     4.3 years        192,182
            2.01 to 4.00...    922,637     4.6 years        760,271
            4.01 to 6.00...    655,748     3.8 years        612,148
            6.01 to 8.00...  4,536,832     6.4 years      3,275,398
            8.01 to 10.00..  3,846,600     7.8 years         36,466
            10.01 to 15.00.  3,187,300     5.8 years      2,998,164
            15.01 to 20.00.  3,207,190     6.5 years      2,592,743
            20.01 to 30.00.  5,002,527     6.3 years      3,217,177
            30.01 to 39.75.  1,403,250     7.1 years        904,039
                            ----------                   ----------
                            22,975,116.                  14,588,588
                            ==========                   ==========

   The weighted-average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was $11.39, $4.54 and $1.77, respectively. See
Note 1 for a tabular presentation of the pro forma effect on the Company's net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options:

                                        Years Ended December 31,
                                    --------------------------------
                                      2000      2001        2002
                                    --------- --------- ------------
            Risk-free interest rate     6.37%     4.22%        3.97%
            Expected life.......... 5.0 years 4.5 years    3.7 years
            Expected volatility....       30%       30%          30%
            Expected dividend yield        0%        0%           0%

   CCAL Share Option Scheme

   In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (the "CCAL Share Option Scheme"). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of up to five years from the date of grant (as determined by CCAL's Board of Directors) and have a maximum term of seven years from the date of grant. Through December 31, 2002, all options granted under this plan have an exercise price of Australian $1.00 per share (approximately $0.56). A summary of awards granted under the CCAL Share Option Scheme is as follows for the years ended December 31, 2000, 2001 and 2002:

                                               2000       2001       2002
                                             --------- ---------  ---------
    Options outstanding at beginning of year        -- 3,218,000  4,509,062
    Options granted......................... 3,218,000 2,029,062  2,037,000
    Options forfeited.......................        --  (738,000)  (614,000)
                                             --------- ---------  ---------
    Options outstanding at end of year...... 3,218,000 4,509,062  5,932,062
                                             ========= =========  =========
    Options exercisable at end of year......        --   680,000  1,296,612
                                             ========= =========  =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The estimated fair value of options granted under the CCAL Share Option Scheme was approximately $0.14, $0.17 and $0.19 per share in 2000, 2001 and 2002, respectively, based on the Black-Scholes option pricing model using the following weighted-average assumptions:

                                       Years Ended December 31,
                                    -------------------------------
                                      2000      2001       2002
                                    --------- --------- -----------
            Risk-free interest rate     5.88%     4.49%       3.84%
            Expected life.......... 5.0 years 4.7 years   5.0 years
            Expected volatility....       30%       30%         30%
            Expected dividend yield        0%        0%          0%

   Shares Reserved For Issuance

   At December 31, 2002, the Company had the following shares reserved for future issuance:

                   Common Stock:
                      Convertible Preferred Stock. 16,066,944
                      Stock compensation plans.... 32,282,462
                      Warrants....................  1,639,990
                                                   ----------
                                                   49,989,396
                                                   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

9. Employee Benefit Plans

   The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $1,951,000, $3,678,000 and $4,047,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

   CCUK has a defined benefit plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. A summary of information concerning the plan is as follows:

                                                                    Years Ended
                                                                   December 31,
                                                                 ----------------
                                                                   2001     2002
                                                                 -------  -------
                                                                   (In thousands
                                                                    of dollars)
Change in projected benefit obligation:
   Projected benefit obligation at beginning of year............ $21,505  $28,970
   Service cost.................................................   2,621    3,020
   Interest cost................................................   1,267    1,818
   Participant contributions....................................     864      826
   Actuarial (gain) loss........................................   3,327   (4,462)
   Benefit payments.............................................    (101)    (240)
   Effect of exchange rate changes..............................    (513)   3,159
                                                                 -------  -------
   Projected benefit obligation at end of year..................  28,970   33,091
                                                                 -------  -------
Change in fair value of plan assets:
   Fair value of plan assets at beginning of year...............  23,599   23,240
   Actual return on plan assets.................................  (3,067)  (5,228)
   Employer contributions.......................................   2,592    2,629
   Participant contributions....................................     864      826
   Benefit payments.............................................    (101)    (240)
   Effect of exchange rate changes..............................    (647)   2,336
                                                                 -------  -------
   Fair value of plan assets at end of year.....................  23,240   23,563
                                                                 -------  -------
Funded status:
   Funded status at end of year.................................  (5,730)  (9,528)
   Unrecognized actuarial (gain) loss...........................   7,911   11,266
                                                                 -------  -------
   Net amount recognized........................................ $ 2,181  $ 1,738
                                                                 =======  =======

                                                                   December 31,
                                                                 ----------------
                                                                   2001     2002
                                                                 -------  -------
                                                                   (In thousands
                                                                    of dollars)
Amounts recognized in the consolidated balance sheet consist of:
   Prepaid pension cost......................................... $ 2,181  $ 1,738
   Minimum pension liability....................................      --   (8,418)
   Accumulated other comprehensive loss.........................      --    8,418
                                                                 -------  -------
   Net amount recognized........................................ $ 2,181  $ 1,738
                                                                 =======  =======

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                  Years ended December 31,
                                                 -------------------------
                                                   2000     2001     2002
                                                 -------  -------  -------
                                                 (In thousands of dollars)
     Components of net periodic pension cost:
        Service cost............................ $ 3,032  $ 2,808  $ 3,185
        Interest cost...........................   1,137    1,267    1,818
        Expected return on plan assets..........  (1,608)  (1,713)  (1,923)
        Amortization of actuarial (gain) loss...     (45)      --      345
                                                 -------  -------  -------
        Net periodic pension cost............... $ 2,516  $ 2,362  $ 3,425
                                                 =======  =======  =======
     Assumptions used:
        Discount rate...........................    6.00%    5.75%    5.75%
        Expected rate of return on plan assets..    7.00%    7.00%    7.50%
        Rate of increase in compensation levels.    4.00%    3.75%    3.75%

10. Related Party Transactions

   Included in other receivables at December 31, 2001 and 2002 are amounts due from employees of the Company totaling $416,000 and $388,000, respectively.

   For the years ended December 31, 2000, 2001 and 2002, Crown Atlantic had revenues from Verizon Communications of $44,053,000, $43,988,000 and $45,513,000, respectively. For the years ended December 31, 2000, 2001 and 2002, Crown Castle GT had revenues from Verizon Communications of $46,163,000, $61,793,000 and $67,599,000, respectively. Verizon Communications is the Company's joint venture partner in both Crown Atlantic and Crown Castle GT (see
Note 2).

   For the years ended December 31, 2000, 2001 and 2002, CCUK had revenues from the British Broadcasting Corporation ("BBC") of $96,083,000, $93,698,000 and $101,374,000, respectively. For the year ended December 31, 2002, CCUK had revenues from BSkyB of $2,487,000. The BBC and BSkyB are the Company's partners in Digital TV Services Ltd, which was created to promote Freeview (see Note 14).

11. Commitments and Contingencies

   At December 31, 2002, minimum rental commitments under operating leases are as follows: years ending December 31, 2003--$142,185,000; 2004--$135,155,000;
2005--$132,550,000; 2006--$131,397,000; 2007--$130,977,000;
thereafter--$615,100,000. Rental expense for operating leases was $92,101,000, $96,113,000 and $144,069,000 for the years ended December 31, 2000, 2001 and
2002, respectively.

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

12. Operating Segments and Concentrations of Credit Risk

   Operating Segments

   The Company's reportable operating segments for 2000, 2001 and 2002 are (1) the domestic operations other than Crown Atlantic ("CCUSA"), (2) the Australian operations of CCAL for periods subsequent to the purchase date (see Note 2),
(3) the United Kingdom operations of CCUK, and (4) the operations of Crown Atlantic. Financial results for the Company are reported to management and the Board of Directors in this manner, and much of the Company's current debt financing is structured along these geographic and organizational lines. See
Note 1 for a description of the primary revenue sources from these segments.

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

                                                                  Year Ended December 31, 2002
                                               ------------------------------------------------------------------
                                                                                           Corporate
                                                                                  Crown    Office and Consolidated
                                                  CCUSA      CCAL       CCUK     Atlantic    Other       Total
                                               ----------  --------  ----------  --------  ---------- ------------
                                                                    (In thousands of dollars)
Net revenues:
    Site rental and broadcast transmission.... $  324,199  $ 23,542  $  236,342  $ 93,756  $      --   $  677,839
    Network services and other................    130,890     2,494      64,477    25,833         --      223,694
                                               ----------  --------  ----------  --------  ---------   ----------
                                                  455,089    26,036     300,819   119,589         --      901,533
                                               ----------  --------  ----------  --------  ---------   ----------

Costs of operations (exclusive of depreciation
 and amortization)............................    217,399    10,546     167,731    50,523         --      446,199
General and administrative....................     56,152     5,768       9,978     5,525     16,799       94,222
Corporate development.........................         --        --          --        --      7,483        7,483
                                               ----------  --------  ----------  --------  ---------   ----------
Adjusted EBITDA...............................    181,538     9,722     123,110    63,541    (24,282)     353,629
Restructuring charges.........................      4,294        --       8,482       910      3,461       17,147
Asset write-down charges......................     39,185        --       3,198    11,060      2,353       55,796
Non-cash general and administrative
 compensation charges.........................      2,127        --       1,861        --      1,361        5,349
Depreciation and amortization.................    183,465    13,696      61,480    41,394      1,893      301,928
                                               ----------  --------  ----------  --------  ---------   ----------
Operating income (loss).......................    (47,533)   (3,974)     48,089    10,177    (33,350)     (26,591)
Interest and other income (expense)...........     (1,176)      366       1,496       170     65,562       66,418
Interest expense and amortization of deferred
 financing costs..............................    (38,383)   (3,413)    (28,675)  (18,423)  (213,676)    (302,570)
Provision for income taxes....................         --      (407)    (11,869)       --         --      (12,276)
Minority interests............................      1,141     2,826          --    (1,469)        --        2,498
                                               ----------  --------  ----------  --------  ---------   ----------
Net income (loss)............................. $  (85,951) $ (4,602) $    9,041  $ (9,545) $(181,464)  $ (272,521)
                                               ==========  ========  ==========  ========  =========   ==========
Capital expenditures.......................... $   82,415  $  5,104  $  165,619  $ 23,474  $     650   $  277,262
                                               ==========  ========  ==========  ========  =========   ==========
Total assets (at year end).................... $3,299,769  $277,959  $1,972,209  $824,749  $ 517,915   $6,892,601
                                               ==========  ========  ==========  ========  =========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                                  Year Ended December 31, 2001
                                               ------------------------------------------------------------------
                                                                                           Corporate
                                                                                  Crown    Office and Consolidated
                                                  CCUSA      CCAL       CCUK     Atlantic    Other       Total
                                               ----------  --------  ----------  --------  ---------- ------------
                                                                    (In thousands of dollars)
Net revenues:
    Site rental and broadcast transmission.... $  270,113  $ 18,341  $  205,523  $ 81,984  $      --   $  575,961
    Network services and other................    253,674     1,649      32,193    35,474         --      322,990
                                               ----------  --------  ----------  --------  ---------   ----------
                                                  523,787    19,990     237,716   117,458         --      898,951
                                               ----------  --------  ----------  --------  ---------   ----------
Costs of operations (exclusive of depreciation
 and amortization)............................    280,519     8,186     124,329    54,199         --      467,233
General and administrative....................     61,108     6,255      11,365     8,169     15,642      102,539
Corporate development.........................         --        --          48        --     12,289       12,337
                                               ----------  --------  ----------  --------  ---------   ----------
Adjusted EBITDA...............................    182,160     5,549     101,974    55,090    (27,931)     316,842
Restructuring charges.........................      7,142        --       1,839       969      9,466       19,416
Asset write-down charges......................      6,501        --      11,898       767      5,756       24,922
Non-cash general and administrative
 compensation charges.........................      2,127        --       2,624        --      1,361        6,112
Depreciation and amortization.................    177,999    11,091      93,453    44,277      1,671      328,491
                                               ----------  --------  ----------  --------  ---------   ----------
Operating income (loss).......................    (11,609)   (5,542)     (7,840)    9,077    (46,185)     (62,099)
Interest and other income (expense)...........      1,378       403       5,373       309      1,085        8,548
Interest expense and amortization of deferred
 financing costs..............................    (53,293)   (2,442)    (26,678)  (20,651)  (194,380)    (297,444)
Provision for income taxes....................        (33)     (432)    (16,013)       --         --      (16,478)
Minority interests............................       (316)    3,149          --    (1,527)        --        1,306
                                               ----------  --------  ----------  --------  ---------   ----------
Net loss...................................... $  (63,873) $ (4,864) $  (45,158) $(12,792) $(239,480)  $ (366,167)
                                               ==========  ========  ==========  ========  =========   ==========
Capital expenditures.......................... $  363,825  $  2,283  $  218,971  $ 94,194  $   3,829   $  683,102
                                               ==========  ========  ==========  ========  =========   ==========
Total assets (at year end).................... $3,534,495  $257,492  $1,793,746  $886,126  $ 903,599   $7,375,458
                                               ==========  ========  ==========  ========  =========   ==========

                                                                  Year Ended December 31, 2000
                                               ------------------------------------------------------------------
                                                                                           Corporate
                                                                                  Crown    Office and Consolidated
                                                  CCUSA      CCAL       CCUK     Atlantic    Other       Total
                                               ----------  --------  ----------  --------  ---------- ------------
                                                                    (In thousands of dollars)
Net revenues:
    Site rental and broadcast transmission.... $  183,475  $  6,810  $  192,211  $ 63,543  $      --   $  446,039
    Network services and other................    145,694        --      25,463    31,936         33      203,126
                                               ----------  --------  ----------  --------  ---------   ----------
                                                  329,169     6,810     217,674    95,479         33      649,165
                                               ----------  --------  ----------  --------  ---------   ----------
Costs of operations (exclusive of depreciation
 and amortization)............................    159,827     3,578     106,448    44,698         49      314,600
General and administrative....................     49,731     4,444       8,072     8,446      6,251       76,944
Corporate development.........................         --        --         783        --      9,706       10,489
                                               ----------  --------  ----------  --------  ---------   ----------
Adjusted EBITDA...............................    119,611    (1,212)    102,371    42,335    (15,973)     247,132
Non-cash general and administrative
 compensation charges.........................        792        --         974        --      1,361        3,127
Depreciation and amortization.................    121,667     5,219      77,190    33,402      1,318      238,796
                                               ----------  --------  ----------  --------  ---------   ----------
Operating income (loss).......................     (2,848)   (6,431)     24,207     8,933    (18,652)       5,209
Interest and other income (expense)...........      2,688       185         322       914     28,157       32,266
Interest expense and amortization of deferred
 financing costs..............................    (42,981)     (135)    (31,963)  (17,884)  (148,331)    (241,294)
Provision for income taxes....................        (97)       --         (21)     (128)        --         (246)
Minority interests............................        553     3,280      (2,333)   (2,221)        --         (721)
                                               ----------  --------  ----------  --------  ---------   ----------
Net loss...................................... $  (42,685) $ (3,101) $   (9,788) $(10,386) $(138,826)  $ (204,786)
                                               ==========  ========  ==========  ========  =========   ==========
Capital expenditures.......................... $  422,360  $  1,708  $  102,372  $ 99,127  $  10,939   $  636,506
                                               ==========  ========  ==========  ========  =========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Geographic Information

   A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

                                              Years Ended December 31,
                                             --------------------------
                                               2000     2001     2002
                                             -------- -------- --------
                                             (In thousands of dollars)
         United States...................... $419,392 $632,779 $561,932
         Puerto Rico........................    5,256    8,466   12,746
                                             -------- -------- --------
            Total domestic operations.......  424,648  641,245  574,678
                                             -------- -------- --------
         Australia..........................    6,810   19,990   26,036
         United Kingdom.....................  217,570  237,616  300,794
         Other foreign countries............      137      100       25
                                             -------- -------- --------
            Total for all foreign countries.  224,517  257,706  326,855
                                             -------- -------- --------
                                             $649,165 $898,951 $901,533
                                             ======== ======== ========

   A summary of long-lived assets by country of location is as follows:

                                                      December 31, 2001
                             --------------------------------------------------------------------
                             United States                        Other     Total
                                  and                 United     Foreign   Foreign   Consolidated
                              Puerto Rico  Australia  Kingdom   Countries Countries     Total
                             ------------- --------- ---------- --------- ---------- ------------
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
                              ==========   ========  ==========  ======   ==========  ==========

                                                      December 31, 2002
                             --------------------------------------------------------------------
                             United States                        Other     Total
                                  and                 United     Foreign   Foreign   Consolidated
                              Puerto Rico  Australia  Kingdom   Countries Countries     Total
                             ------------- --------- ---------- --------- ---------- ------------
                                                  (In thousands of dollars)
Property and equipment, net.  $3,704,434   $244,530  $  879,069  $   --   $1,123,599  $4,828,033
Other long-lived assets, net     338,464        768     858,255      --      859,023   1,197,487
                              ----------   --------  ----------  ------   ----------  ----------
                              $4,042,898   $245,298  $1,737,324  $   --   $1,982,622  $6,025,520
                              ==========   ========  ==========  ======   ==========  ==========

   Major Customers

   During 2000, a merger took place between two customers of CCUSA and Crown Atlantic to form Verizon Communications; revenues from Verizon Communications aggregated $99,070,000, $128,493,000 and $146,963,000 for the years ended
December 31, 2000, 2001 and 2002, respectively. For the years ended December 31, 2000, 2001, and 2002, consolidated net revenues include $96,083,000, $93,698,000 and $101,374,000, respectively, from the BBC, a customer of CCUK.

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

13. Restructuring Charges and Asset Write-Down Charges

   In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company reduced its global staff by approximately 312 full-time employees, closed five offices in the United States and closed its development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, the Company recorded cash charges of $19,416,000 during 2001 related to employee severance payments and costs of office closures.

   For the year ended December 31, 2002, the Company recorded cash charges of $8,482,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff reductions (approximately 212 employees) and the disposition of certain service lines. For the year ended December 31, 2002, the Company also recorded cash charges of $3,073,000 related primarily to additional employee severance payments at its corporate office in connection with the July 2001 restructuring. In October 2002, the Company announced a restructuring of its U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, the Company is reducing its U.S. workforce by approximately 230 employees and is closing some smaller offices. The actions taken for this restructuring will be substantially completed by the end of the first quarter of 2003. In connection with this restructuring, the Company recorded cash charges of $6,070,000 in the fourth quarter of 2002 related to employee severance payments and costs of office closures. At December 31, 2001 and 2002, other accrued liabilities includes $6,591,000 and $5,839,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

                                                   Year Ended December 31, 2001
                                        -------------------------------------------------
                                                                   Corporate
                                                           Crown   Office and Consolidated
                                         CCUSA     CCUK   Atlantic   Other       Total
                                        -------  -------  -------- ---------- ------------
                                                    (In thousands of dollars)
Amounts charged to expense:
   Employee severance.................. $ 2,672  $ 1,839   $ 665    $ 8,730     $ 13,906
   Costs of office closures and other..   4,470       --     304        736        5,510
                                        -------  -------   -----    -------     --------
       Total restructuring charges.....   7,142    1,839     969      9,466       19,416
                                        -------  -------   -----    -------     --------
Amounts paid:
   Employee severance..................  (1,546)  (1,482)   (435)    (5,162)      (8,625)
   Costs of office closures and other..  (3,395)      --     (69)      (736)      (4,200)
                                        -------  -------   -----    -------     --------
                                         (4,941)  (1,482)   (504)    (5,898)     (12,825)
                                        -------  -------   -----    -------     --------
Amounts accrued at end of year:
   Employee severance..................   1,126      357     230      3,568        5,281
   Costs of office closures and other..   1,075       --     235         --        1,310
                                        -------  -------   -----    -------     --------
                                        $ 2,201  $   357   $ 465    $ 3,568     $  6,591
                                        =======  =======   =====    =======     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                   Year Ended December 31, 2002
                                        -------------------------------------------------
                                                                   Corporate
                                                           Crown   Office and Consolidated
                                         CCUSA     CCUK   Atlantic   Other       Total
                                        -------  -------  -------- ---------- ------------
                                                    (In thousands of dollars)
Amounts accrued at beginning of year:
   Employee severance.................. $ 1,126  $   357   $ 230    $ 3,568     $  5,281
   Costs of office closures and other..   1,075       --     235         --        1,310
                                        -------  -------   -----    -------     --------
                                          2,201      357     465      3,568        6,591
                                        -------  -------   -----    -------     --------
Amounts charged to expense:
   Employee severance..................   2,259    7,376     621      3,359       13,615
   Costs of office closures and other..   2,035    1,106     289        102        3,532
                                        -------  -------   -----    -------     --------
       Total restructuring charges.....   4,294    8,482     910      3,461       17,147
                                        -------  -------   -----    -------     --------
Amounts paid:
   Employee severance..................  (2,090)  (7,373)   (387)    (6,586)     (16,436)
   Costs of office closures and other..    (630)    (581)   (150)      (102)      (1,463)
                                        -------  -------   -----    -------     --------
                                         (2,720)  (7,954)   (537)    (6,688)     (17,899)
                                        -------  -------   -----    -------     --------
Amounts accrued at end of year:
   Employee severance..................   1,295      360     464        341        2,460
   Costs of office closures and other..   2,480      525     374         --        3,379
                                        -------  -------   -----    -------     --------
                                        $ 3,775  $   885   $ 838    $   341     $  5,839
                                        =======  =======   =====    =======     ========

   The Company recorded asset write-down charges of $24,922,000 during 2001 in connection with the restructuring of its business announced in July 2001. Such non-cash charges related to the write-down of certain inventories, property and equipment, and other assets that were deemed to have no value as a result of the restructuring. A summary of the asset write-down charges by operating segment is as follows:

                                     Year Ended December 31, 2001
                            -----------------------------------------------
                                                    Corporate
                                            Crown   Office and Consolidated
                            CCUSA   CCUK   Atlantic   Other       Total
                            ------ ------- -------- ---------- ------------
                                       (In thousands of dollars)
     Inventories........... $   -- $11,898   $ --     $   --     $11,898
     Property and equipment  6,501      --    767      1,226       8,494
     Other assets..........     --      --     --      4,530       4,530
                            ------ -------   ----     ------     -------
                            $6,501 $11,898   $767     $5,756     $24,922
                            ====== =======   ====     ======     =======

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   During the year ended December 31, 2002, the Company abandoned a portion of its construction in process related to certain open projects, mutually agreed to terminate certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. For the year ended December 31, 2002, the Company also recorded asset write-down charges for CCUK related to certain inventories and property and equipment. A summary of the asset write-down charges by operating segment is as follows:

                                     Year Ended December 31, 2002
                            -----------------------------------------------
                                                    Corporate
                                            Crown   Office and Consolidated
                             CCUSA   CCUK  Atlantic   Other       Total
                            ------- ------ -------- ---------- ------------
                                       (In thousands of dollars)
     Inventories........... $ 1,160 $  149 $    --    $   --     $ 1,309
     Property and equipment  38,025  3,049  11,060     2,353      54,487
                            ------- ------ -------    ------     -------
                            $39,185 $3,198 $11,060    $2,353     $55,796
                            ======= ====== =======    ======     =======

14. Digital Terrestrial Television Network

   From 1999 to March 2002, pursuant to a digital transmission contract with an original term of twelve years, CCUK was responsible for the transmission of the ITV Digital ("ITVD") signal through the CCUK-owned digital terrestrial television ("DTT") network to approximately 1.2 million ITVD subscribers in the U.K. In April 2002, ITVD announced plans to liquidate its assets and returned its DTT multiplex licenses to the UK Independent Television Commission ("ITC"). CCUK had gross revenues of approximately $27,600,000 annually under the ITVD transmission contract. ITVD represented approximately 12% of the 2001 gross revenues of CCUK and approximately 3% of the 2001 consolidated gross revenues of the Company.

   Following the return of the licenses by ITVD, the ITC conditionally awarded the license for one multiplex to the BBC and the licenses for two multiplexes to CCUK. No license fees were paid to the UK government with respect to the award of the multiplex licenses other than an approximately $38,000 application fee per multiplex. The licenses were formally granted on August 16, 2002 for a term of twelve years, and CCUK has the right to renew the licenses for an additional term of twelve years subject to satisfaction of certain performance criteria. On October 30, 2002, the BBC, CCUK and British Sky Broadcasting ("BSkyB") launched their multi-channel digital TV and radio broadcasting services, under the brand "Freeview". Digital TV Services Ltd ("DTVSL"), a cost-sharing cooperative in which CCUK, the BBC and BSkyB are equal shareholders, has been created specifically to promote Freeview. In addition to being the licensed broadcast operator of the two multiplexes awarded to CCUK, CCUK provides the transmission of the DTT program signals for the two CCUK and two BBC multiplexes through the CCUK-owned DTT network.

   Following the award of the DTT licenses and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide transmission and distribution service for the multiplex awarded to the BBC. Also in August 2002, CCUK entered into an agreement with BSkyB to provide transmission, distribution and multiplexing service in relation to 75% of the capacity of one of the CCUK multiplexes. Both of these agreements are for an initial period of six years with an option by the BBC and BSkyB for an additional six-year term. In addition, CCUK has entered into agreements to provide transmission, distribution and multiplexing services to a number of TV and radio content providers (EMAP, Flextech, Guardian Media Group, MTV (part of Viacom), Oneword and UKTV) through the two multiplexes awarded to CCUK. Agreements with the TV content providers are also for six-year terms, with renewal options, while agreements with radio providers are generally for shorter terms. Through such agreements, CCUK is currently transmitting content for such customers with respect to approximately 90% of its licensed capacity and is

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES currently in negotiations with content providers with respect to the remaining capacity. CCUK has contracted annual revenues of approximately $40,700,000 for the provision of transmission, distribution and multiplexing services related to the new multiplex licenses in 2003, which replaces the approximately $27,600,000 in annual revenues previously earned from the ITVD transmission contract.

   CCUK has invested, as a result of its previous contract with ITVD, substantially all of the capital required to provide the services described above. CCUK is already incurring, again by virtue of its previous contract with ITVD, a large proportion of the operating costs required to provide these services (including payments to British Telecom for distribution circuits and payments to NTL for site rental). Since CCUK will offer a more complete end-to-end service to content providers than was provided to ITVD, CCUK expects to incur certain additional operating costs including (1) payments to BBC's technology division for multiplexing services and (2) payments to DTVSL for promotion and marketing of Freeview. CCUK will incur additional annual operating expenses of approximately $8,500,000 above the costs incurred for the provision of broadcast services to ITVD.

15. Quarterly Financial Information (Unaudited)

   Summary quarterly financial information for the years ended December 31, 2001 and 2002 is as follows:

                                                           Three Months Ended
                                              --------------------------------------------------
                                               March 31     June 30    September 30  December 31
                                               ---------    --------   ------------  -----------
                                              (In thousands of dollars, except per share amounts)
2001:
   Net revenues.............................. $ 212,953    $229,416     $ 218,396     $ 238,186
   Operating income (loss)...................    (5,076)    (16,321)      (18,302)      (22,400)
   Net loss..................................   (68,055)    (84,733)     (110,330)     (103,049)
   Loss per common share - basic and diluted.     (0.41)      (0.49)        (0.60)        (0.57)

2002:
   Net revenues.............................. $ 220,617    $225,531     $ 227,424     $ 227,961
   Operating income (loss)...................   (20,023)      4,910        (7,904)       (3,574)
   Net loss..................................  (103,393)    (68,598)      (65,628)      (34,902)
   Loss per common share - basic and diluted.     (0.56)      (0.41)        (0.16)        (0.02)

16. Subsequent Events (Unaudited)

   Stock-Based Compensation

   During the first quarter of 2003, the Company granted 5,805,187 shares of restricted common stock to its executives and certain employees. These restricted shares have a weighted-average grant-date fair value of $4.15 per share. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of the Company's common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $24,106,000 over the vesting period.

   In February 2003, the Company issued 105,000 shares of common stock to the non-executive members of its Board of Directors. These shares have a grant-date fair value of $3.95 per share. In connection with these shares, the Company will recognize non-cash general and administrative compensation charges of approximately $415,000 for the first quarter of 2003.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Repurchases of the Company's Preferred Stock

   In March of 2003, the Company repurchased shares of its preferred stock in a public market transaction (see Note 7). Such shares of preferred stock had an aggregate redemption amount and carrying value of $12,733,000. The Company utilized $9,422,000 in cash from an Unrestricted investment subsidiary to effect this March preferred stock repurchase. The March preferred stock repurchase resulted in a gain of $3,311,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information required to be furnished pursuant to this item will be set forth in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 11. Executive Compensation

   The information required to be furnished pursuant to this item will be set forth in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required to be furnished pursuant to this item will be set forth in the 2003 Proxy Statement and is incorporated herein by reference.

   The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2002:

                                                   Number of securities Weighted-average
                                                    to be issued upon   exercise price of Number of securities
                                                       exercise of         outstanding    remaining available
                                                   outstanding options, options, warrants      for future
               Plan category(1)(2)                 warrants and rights     and rights         issuance(3)
               -------------------                 -------------------- ----------------- --------------------
Equity compensation plans approved by security
  holders.........................................      22,975,116           $14.71            9,307,346
Equity compensation plans not approved by security
  holders.........................................              --                                    --
                                                        ----------                             ---------
Total.............................................      22,975,116           $14.71            9,307,346
                                                        ==========           ======            =========

--------
(1) See Note 8 to the Consolidated Financial Statements for more detailed information regarding the registrant's equity compensation plans.
(2) Crown Castle Australia Holdings Pty Ltd. ("CCAL", a majority owned subsidiary of the registrant) has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant's security holders. See Note 8 to the Consolidated Financial Statements for more detailed information regarding this plan.
(3) During the first quarter of 2003, the registrant granted 5,805,187 shares of restricted common stock to its executives and certain employees. In addition, in February 2003, the registrant issued 105,000 shares of common stock to the non-executive members of its Board of Directors. Both of these share awards were granted under an equity compensation plan which was approved by the registrant's security holders. See Note 16 to the Consolidated Financial Statements.

ITEM 13. Certain Relationships and Related Transactions

   The information required to be furnished pursuant to this item will be set forth in the 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14. Controls and Procedures

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

                                    PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) Financial Statements:

      The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 62.

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

      The Registrant filed a Current Report on Form 8-K dated November 14, 2002 with the SEC on November 15, 2002 furnishing under Item 9 revised guidance through 2004 as disclosed in a press release dated November 14, 2002 setting forth the Registrant's financial results for the third quarter 2002.

      The Registrant filed a Current Report on Form 8-K dated November 14, 2002 with the SEC on November 15, 2002 furnishing under Item 9 the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to the Company's Quarterly Report on Form 10-Q for the period ended
   September 30, 2002.

      The Registrant filed a Current Report on Form 8-K dated November 22, 2002 with the SEC on November 26, 2002 reporting under Item 5 the completion of an amendment to the Company's UK revolving credit facility.

      The Registrant filed a Current Report on Form 8-K dated January 7, 2003 with the SEC on January 8, 2003 reporting under Item 5 the granting of shares of restricted stock by the Company to certain of its employees and officers.

      The Registrant filed a Current Report on Form 8-K dated January 16, 2003 with the SEC on January 17, 2003 furnishing under Item 9 a notice sent to the Company's directors regarding a trading blackout period as a result of a change in the Company's 401(k) provider.

      The Registrant filed a Current Report on Form 8-K dated February 7, 2003 with the SEC on February 10, 2003 (as amended by a Form 8-K/A filed February 10, 2003) furnishing under Item 9 a notice sent to the Company's directors regarding the end of the previously announced trading blackout period.

      The Registrant filed a Current Report on Form 8-K dated February 26, 2003 with the SEC on February 27, 2002 furnishing under Item 9 a press release dated February 26, 2003 disclosing the Company's financial results for the fourth quarter and year-ended 2002.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Crown Castle International Corp.:

   Under date of February 26, 2003, we reported on the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2002 as contained in the annual report on Form 10-K for the year ended 2002. The audit report covering the December 31, 2002 financial statements refers to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" on January 1, 2002, and a change in the method of accounting for derivative instruments and hedging activities in 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

   In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
February 26, 2003

                       CROWN CASTLE INTERNATIONAL CORP.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        BALANCE SHEET (Unconsolidated)

                (In thousands of dollars, except share amounts)

                                                                                      December 31,
                                                                                -----------------------
                                                                                   2001         2002
                                                                                ----------  -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents................................................... $  211,651  $   159,076
   Receivables and other current assets........................................      3,121        3,539
   Short-term investments......................................................     72,963      108,304
                                                                                ----------  -----------
       Total current assets....................................................    287,735      270,919
Property and equipment, net of accumulated depreciation of $4,349 and $5,649 at
  December 31, 2001 and 2002, respectively.....................................      2,757        1,944
Investments....................................................................    128,500           --
Investment in and net advances to subsidiaries.................................  4,873,891    4,632,069
Deferred financing costs and other assets, net of accumulated amortization of
  $11,994 and $16,219 at December 31, 2001 and 2002, respectively..............     82,198       43,052
                                                                                ----------  -----------
                                                                                $5,375,081  $ 4,947,984
                                                                                ==========  ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and other accrued liabilities.............................. $   10,982  $     7,247
   Accrued interest............................................................     46,944       45,308
                                                                                ----------  -----------
       Total current liabilities...............................................     57,926       52,555
Long-term debt.................................................................  2,073,646    1,930,917
                                                                                ----------  -----------
       Total liabilities.......................................................  2,131,572    1,983,472
                                                                                ----------  -----------
Redeemable preferred stock.....................................................    878,861      756,014
Stockholders' equity:
 Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
   December 31, 2001--218,804,363 and December 31, 2002--215,983,294...........      2,188        2,160
 Additional paid-in capital....................................................  3,301,023    3,315,215
 Accumulated other comprehensive income (loss).................................    (43,246)      39,323
 Accumulated deficit...........................................................   (895,317)  (1,148,200)
                                                                                ----------  -----------
       Total stockholders' equity..............................................  2,364,648    2,208,498
                                                                                ----------  -----------
                                                                                $5,375,081  $ 4,947,984
                                                                                ==========  ===========


    See notes to consolidated financial statements and accompanying notes.

                       CROWN CASTLE INTERNATIONAL CORP.

                   STATEMENT OF OPERATIONS (Unconsolidated)

                           (In thousands of dollars)

                                                                              Years Ended December 31,
                                                                          -------------------------------
                                                                             2000       2001       2002
                                                                          ---------  ---------  ---------
Interest and other income (expense)...................................... $  28,216  $    (862) $  73,511
General and administrative expenses......................................    (6,234)   (15,370)   (14,337)
Corporate development expenses...........................................    (7,841)    (7,950)    (7,483)
Restructuring charges....................................................        --     (7,908)    (3,461)
Asset write-down charges.................................................        --     (3,067)        --
Non-cash general and administrative compensation charges.................    (1,361)    (1,361)    (1,361)
Depreciation and amortization............................................    (1,238)    (1,254)    (1,310)
Interest expense and amortization of deferred financing costs............  (148,331)  (194,380)  (213,676)
                                                                          ---------  ---------  ---------
Loss before income taxes and equity in earnings (losses) of subsidiaries.  (136,789)  (232,152)  (168,117)
Equity in earnings (losses) of subsidiaries..............................   (67,997)  (134,015)  (104,404)
                                                                          ---------  ---------  ---------
Net loss.................................................................  (204,786)  (366,167)  (272,521)
Dividends on preferred stock, net of gains on repurchases of preferred
  stock..................................................................   (59,469)   (79,028)    19,638
                                                                          ---------  ---------  ---------
Net loss after deduction of dividends on preferred stock, net of gains on repurchases of preferred stock......................................... $(264,255) $(445,195) $(252,883)
                                                                          =========  =========  =========


    See notes to consolidated financial statements and accompanying notes.

                       CROWN CASTLE INTERNATIONAL CORP.

                   STATEMENT OF CASH FLOWS (Unconsolidated)

                           (In thousands of dollars)

                                                                             Years Ended December 31,
                                                                        ---------------------------------
                                                                            2000        2001       2002
                                                                        -----------  ---------  ---------
Cash flows from operating activities:
   Net loss............................................................ $  (204,786) $(366,167) $(272,521)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Equity in losses of subsidiaries..................................      67,997    134,015    104,404
     Amortization of deferred financing costs and discounts on long-
       term debt.......................................................      76,764     86,164     89,423
     Equity in losses and write-downs of unconsolidated affiliates.....          --         --      8,271
     Non-cash general and administrative compensation charges..........       1,361      1,361      1,361
     Depreciation and amortization.....................................       1,238      1,254      1,311
     Gains on purchases of long-term debt..............................          --         --    (79,138)
     Asset write-down charges..........................................          --      3,067         --
     Decrease in receivables and other assets..........................       4,441      8,721      1,777
     Increase (decrease) in accounts payable and other accrued
       liabilities.....................................................        (874)     4,373     (3,075)
     Increase (decrease) in accrued interest...........................      27,687     12,350     (1,636)
                                                                        -----------  ---------  ---------
       Net cash used for operating activities..........................     (26,172)  (114,862)  (149,823)
                                                                        -----------  ---------  ---------

Cash flows from investing activities:
   Sale of investments.................................................          --    311,000    280,463
   Distributions from (investment in) subsidiaries.....................  (1,071,433)  (245,634)   176,437
   Net advances from (to) subsidiaries.................................    (181,611)  (421,980)    58,816
   Disposition of (investments in) affiliates..........................      (2,488)   (30,067)     5,582
   Purchase of investments.............................................    (175,000)  (337,463)  (187,304)
   Capital expenditures................................................      (1,158)      (593)      (488)
                                                                        -----------  ---------  ---------
       Net cash provided by (used for) investing activities............  (1,431,690)  (724,737)   333,506
                                                                        -----------  ---------  ---------

Cash flows from financing activities:
   Proceeds from issuance of capital stock.............................     743,290    358,207      1,032
   Purchases of long-term debt.........................................          --         --   (142,820)
   Purchases of capital stock..........................................          --         --    (94,470)
   Proceeds from issuance of long-term debt............................     500,000    450,000         --
   Incurrence of financing costs.......................................     (22,949)    (9,322)        --
                                                                        -----------  ---------  ---------
       Net cash provided by (used for) financing activities............   1,220,341    798,885   (236,258)
                                                                        -----------  ---------  ---------

Net increase (decrease) in cash and cash equivalents...................    (237,521)   (40,714)   (52,575)
Cash and cash equivalents at beginning of year.........................     489,886    252,365    211,651
                                                                        -----------  ---------  ---------
Cash and cash equivalents at end of year............................... $   252,365  $ 211,651  $ 159,076
                                                                        ===========  =========  =========

Supplementary schedule of non-cash investing and financing
  activities:
   Issuance of common stock in connection with acquisitions............ $   707,389  $   1,807  $      --

Supplemental disclosure of cash flow information:
   Interest paid....................................................... $    43,878  $  95,848  $ 125,888
   Income taxes paid...................................................          --         --         --


    See notes to consolidated financial statements and accompanying notes.

                       CROWN CASTLE INTERNATIONAL CORP.

                NOTES TO FINANCIAL STATEMENTS (Unconsolidated)

1. Investment in and Net Advances to Subsidiaries

   The Company's investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting. Under the terms of the 2000 Credit Facility, the CCUK Credit Facility, the Crown Atlantic Credit Facility and the CCUK Bonds, the Company's subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to
(1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on certain of CCIC's indebtedness. CCUK and Crown Atlantic are effectively precluded from paying dividends. The restricted net assets of the Company's subsidiaries totaled approximately $3,616,466,000 at December 31, 2002.

2. Long-term Debt

   Long-term debt consists of the Company's Debt Securities.

3. Redeemable Preferred Stock

   Redeemable preferred stock consists of the Company's Exchangeable Preferred Stock, 81/4% Convertible Preferred Stock and 6.25% Convertible Preferred Stock.

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

                       CROWN CASTLE INTERNATIONAL CORP.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 31, 2001 AND 2002

                           (In thousands of dollars)

                                                       Additions  Deductions
                                                       ---------- -----------
                                                        Amounts     Amounts   Effect of
                                            Balance at Charged to   Written   Exchange   Balance
                                            Beginning  Operating  Off Against   Rate    at End of
                Description                  of Year    Expenses  Receivables  Changes    Year
                -----------                 ---------- ---------- ----------- --------- ---------
Allowance for Doubtful Accounts Receivable:
   2001....................................  $18,722    $10,542    $ (4,446)    $(33)    $24,785
                                             =======    =======    ========     ====     =======
   2002....................................  $24,785    $ 6,242    $(16,222)    $504     $15,309
                                             =======    =======    ========     ====     =======

                               INDEX TO EXHIBITS
                                Item 15 (a) (3)

Exhibit No. Description
----------- -----------
     *2.1   Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic
            Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
    **2.2   Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle
            International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain
            Transferring Partnerships and CCA Investment Corp.
    **2.3   Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding
            Sub LLC
   ***2.4   Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth
            Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown
            Castle South Inc.
   ***2.5   Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates,
            Crown Castle International Corp. and Crown Castle South Inc.
     +2.6   Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications,
            Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South
            Inc.
     +2.7   Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc.,
            BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
  ****2.8   Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT
            Company LLC, Crown Castle GT Holding Sub LLC, and Crown Castle GT Holding Company
            LLC
  ****2.9   Letter Agreement dated November 7, 1999 between GTE Wireless Incorporated and Crown
            Castle International Corp.
    +2.10   Operating Agreement, dated January 31, 2000, by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
   ###3.1   Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998
   ###3.2   Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998
   ###3.3   Certificate of Designations, Preferences and Relative, Participating, Optional and other Special
            Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 12 3/4%
            Senior Exchangeable Preferred Stock Due 2010 and 12 3/4% Series B Senior Exchangeable
            Preferred Stock Due 2010 of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on December 18, 1998
 *****3.4   Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
            Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series A and
            Series B Cumulative Convertible Redeemable Preferred Stock of Crown Castle International
            Corp. filed with the Secretary of State of the State of Delaware on November 19, 1999
   +++3.5   Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special
            Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25%
            Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000
     #4.1   Trust Deed related to (Pounds)125,000,000 9% Guaranteed Bonds Due 2007 among Castle
            Transmission (Finance) PLC, as Issuer, Castle Transmission International Ltd. and Castle
            Transmission Services (Holdings) Ltd., as Guarantors, and The Law Debenture Trust Corporation
            p.l.c., as Trustee, dated May 21, 1997

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

       4.4  Supplemental Indenture, dated as of December 20, 1999, between Crown Castle International
            Corp. and United States Trust Company of New York, as Trustee, relating to the 10 5/8% Senior
            Discount Notes Due 2007

      #4.5  Article Fourth of Certificate of Incorporation of Castle Tower Holding Corp. (included in
            Exhibit 3.1)

     ##4.6  Specimen Certificate of Common Stock

    ###4.7  Indenture, dated as of December 21, 1998, between Crown Castle International Corp. and the
            United States Trust Company of Texas, N.A., as Trustee, relating to the 12 3/4% Senior
            Subordinated Exchange Debentures Due 2010 (including exhibits)

       4.8  Supplemental Indenture, dated as of December 20, 1999, between Crown Castle International
            Corp. and United States Trust Company of Texas, N.A., as Trustee, relating to the 12 3/4% Senior
            Subordinated Exchange Debentures Due 2010

   ####4.9  Indenture, dated as of May 17, 1999, between Crown Castle International Corp. and United States
            Trust Company of New York, as Trustee, relating to the 9% Senior Notes Due 2011 (including exhibits)

  ####4.10  Indenture, dated as of May 17, 1999, between Crown Castle International Corp. and United States
            Trust Company of New York, as Trustee, relating to the 10 3/8% Senior Discount Notes Due 2011
            (including exhibits)

   ***4.11  Registration Rights Agreement dated June 1, 1999 between BellSouth Mobility Inc. and Crown
            Castle International Corp.

  ####4.12  Indenture, dated as of August 3, 1999, between Crown Castle International Corp. and United
            States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2011
            (including exhibits)

  ####4.13  Indenture, dated as of August 3, 1999, between Crown Castle International Corp. and United
            States Trust Company of New York, as Trustee, relating to the 11 1/4% Senior Discount Notes
            Due 2011 (including exhibits)

 *****4.14  Deposit Agreement among Crown Castle International Corp. and the United States Trust
            Company of New York dated November 19, 1999

 *****4.15  Registration Rights Agreement among Crown Castle International Corp., the United States Trust
            Company of New York and SFG-P INC. dated November 19, 1999

 *****4.16  Warrant Agreement between Crown Castle International Corp. and the United States Trust
            Company of New York dated November 19, 1999

     @4.17  Indenture, dated as of June 26, 2000, between Crown Castle International Corp. and United States
            Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2011 (including exhibits)

Exhibit No.                                            Description
-----------                                            -----------

   ##10.1   Site Sharing Agreement between National Transcommunications Limited and The British
            Broadcasting Corporation dated September 10, 1991

   ##10.2   Transmission Agreement between The British Broadcasting Corporation and Castle Transmission
            Services Limited dated February 27, 1997

   ##10.3   Digital Terrestrial Television Transmission Agreement between The British Broadcasting
            Corporation and Castle Transmission International Ltd. dated February 10, 1998

   ##10.4   Contract between British Telecommunications PLC and Castle Transmission International Inc. for
            the Provision of Digital Terrestrial Television Network Distribution Service dated May 13, 1998

   ##10.5   Amending Agreement between the British Broadcasting Corporation and Castle Transmission
            International Limited dated July 16, 1998

   **10.6   Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and
            Cellco Partnership, doing business as Bell Atlantic Mobile

    #10.7   Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

   ##10.8   Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

   ##10.9   Castle Transmission Services (Holdings) Ltd. All Employee Share Option Scheme dated as of
            January 23, 1998

  ##10.10   Rules of the Castle Transmission Services (Holdings) Ltd. Bonus Share Plan

 ###10.11   Employee Benefit Trust between Castle Transmission Services (Holdings) Ltd. and Castle
            Transmission (Trustees) Limited

  ##10.12   Castle Transmission Services (Holdings) Ltd. Unapproved Share Option Scheme dated as of
            January 23, 1998

  ##10.13   Deed of Grant of Option between Castle Transmission Series (Holdings) Ltd. and George Reese
            dated January 23, 1998

  ##10.14   Deed of Grant of Option between Castle Transmission Services (Holdings) Ltd. and Ted B.
            Miller, Jr., dated April 23, 1998

  ##10.15   Deed of Grant of Option between Castle Transmission Services (Holdings) Ltd. and Ted B.
            Miller, Jr., dated January 23, 1998

 +++10.16   Termination Agreement dated as of July 5, 2000, by and between Crown Castle International
            Corp., Crown Castle UK Holdings Limited, France Telecom S.A., Telediffusion de France S.A.,
            and Transmission Future Networks B.V.

  ++10.17   Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle
            International Corp. and ChaseMellon Shareholder Services L.L.C.

  **10.18   Loan Agreement dated as of March 31, 1999 by and among Crown Atlantic HoldCo Sub LLC, as the Borrower, Key Corporate Capital Inc., as Agent, and the Financial Institutions listed therein

   +10.19   Amendment to Loan Amendment Agreement, dated June 18, 1999, by and among Castle
            Transmission International Ltd., Castle Transmission Services (Holdings) Ltd., Millennium
            Communications Limited and the various banks and lenders listed as parties thereto

   +10.20   Credit Agreement dated as of March 15, 2000 among Crown Castle Operating Company, Crown
            Castle International Corp., The Chase Manhattan Bank, Credit Suisse First Boston Corporation,
            Key Corporate Capital Inc. and The Bank of Nova Scotia, as Agents, and the several Lenders which are parties thereto

Exhibit No.                                        Description
-----------                                        -----------

    +10.21  Amendment to Loan Amendment Agreement dated December 23, 1999 by and among Castle
            Transmission International, Ltd., Castle Transmission Services (Holdings) Ltd, Millennium
            Communications Limited and the various banks and lenders listed as parties thereto

    ^10.22  Crown Castle International Corp. 2001 Stock Incentive Plan

 ++++10.23  Form of Option Agreement pursuant to 2001 Stock Incentive Plan

   @@10.24  Amended and restated Loan Agreement dated November 22, 2002 by and among Crown Castle
            UK Limited, Crown Castle UK Holdings Limited, Crown Castle Communications Limited and
            the various banks and lenders listed as parties thereto

  @@@10.25  Form of Severance Agreement between Crown Castle International Corp. and each of John P.
            Kelly, W. Benjamin Moreland, E. Blake Hawk, Edward W. Wallander, Robert E. Giles and
            Michael T. Schueppert

  @@@10.26  Form of Restricted Stock Agreement

        11  Computation of Net Loss Per Common Share

        12  Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges
            and Preferred Stock Dividends

        21  Subsidiaries of Crown Castle International Corp.

        23  Consent of KPMG LLP

     99.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------
# Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
## Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
* Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999.
### Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
*** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999.
+ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) dated March 30, 2000.
#### Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-87765).
**** Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
***** Incorporated by reference to the exhibit previously filed by the
      Registrant on Form 8-K (Registration No. 0-24737) dated November 19, 1999.
++ Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) dated September 19, 2000.
@ Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 26, 2000.
+++ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) dated August 11, 2000
^ Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) filed on May 8, 2001.
++++ Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) dated September 30, 2002.
@@ Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated November 22, 2002.
@@@ Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 7, 2003.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2003.

                                              CROWN CASTLE INTERNATIONAL CORP.

                                              By:   /s/  W. BENJAMIN MORELAND
                                                  -----------------------------
                                                      W. Benjamin Moreland
                                                  Senior Vice President, Chief
                                                            Financial
                                                      Officer and Treasurer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and Wesley D. Cunningham and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2002 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 26th day of March, 2003.

            Name                           Title
            ----                           -----

     /s/  JOHN P. KELLY        President, Chief Executive
-----------------------------    Officer and Director
        John P. Kelly            (Principal Executive
                                 Officer)

  /s/  W. BENJAMIN MORELAND    Senior Vice President, Chief
-----------------------------    Financial Officer and
    W. Benjamin Moreland         Treasurer (Principal
                                 Financial Officer)

  /s/  WESLEY D. CUNNINGHAM    Senior Vice President, Chief
-----------------------------    Accounting Officer and
    Wesley D. Cunningham         Corporate Controller
                                 (Principal Accounting
                                 Officer)

     /s/  CARL FERENBACH       Director
-----------------------------
       Carl Ferenbach

   /s/  ARI Q. FITZGERALD      Director
-----------------------------
      Ari Q. Fitzgerald

            Name                           Title
            ----                           -----

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

/s/  EDWARD C. HUTCHESON, JR.  Director
-----------------------------
  Edward C. Hutcheson, Jr.

    /s/  J. LANDIS MARTIN      Chairman of the Board
-----------------------------
      J. Landis Martin

   /s/  ROBERT F. MCKENZIE     Director
-----------------------------
     Robert F. McKenzie

/s/  WILLIAM D. STRITTMATTER   Director
-----------------------------
   William D. Strittmatter

                                 Certification
                     For the Year Ended December 31, 2002

I, John Kelly, certify that:

1. I have reviewed this annual report on Form 10-K of Crown Castle International Corp. ("registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                          /s/ JOHN P. KELLY
                                         --------------------------------------
                                          John P. Kelly
                                          President and Chief Executive Officer

                                 Certification
                     For the Year Ended December 31, 2002

I, W. Benjamin Moreland, certify that:

1. I have reviewed this annual report on Form 10-K of Crown Castle International Corp. ("registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
                                          /s/ W. BENJAMIN MORELAND
                                         --------------------------------------
                                          W. Benjamin Moreland
                                          Senior Vice President, Chief
                                            Financial Officer and Treasurer