Form 10-Q
period 2003-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2003-05-13
CIK 1051470

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

                 For the quarterly period ended March 31, 2003

                       Commission File Number 000-24737

                               -----------------

                       CROWN CASTLE INTERNATIONAL CORP.
            (Exact name of registrant as specified in its charter)

                     Delaware
                  (State or other
                   jurisdiction                76-0470458
                of incorporation or         (I.R.S. Employer
                   organization)           Identification No.)

                 510 Bering Drive
                     Suite 500
                  Houston, Texas
               (Address of principal           77057-1457
                executive offices)             (Zip Code)

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

   Yes [X]  No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Yes [X]  No [_]

   Number of shares of common stock outstanding at May 2, 2003:  217,998,476

================================================================================

                       CROWN CASTLE INTERNATIONAL CORP.

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Balance Sheet at December 31, 2002 and March 31, 2003..........................   3

       Consolidated Statement of Operations and Comprehensive Loss for the three months ended
         March 31, 2002 and 2003...................................................................   4

       Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2003.....   5

       Condensed Notes to Consolidated Financial Statements........................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  28

   Item 4.  Controls and Procedures................................................................  28

PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.......................................................  29

   Signatures and Certifications...................................................................  30

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                (In thousands of dollars, except share amounts)

                                                                                    December 31,  March 31,
                                                                                        2002        2003
                                                                                    ------------ -----------
                                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................... $   516,172  $   476,950
   Receivables:
       Trade, net of allowance for doubtful accounts of $15,309 and $14,629 at
         December 31, 2002 and March 31, 2003, respectively........................     125,950      123,610
       Other.......................................................................       9,914        8,937
   Short-term investments..........................................................     115,697       78,264
   Inventories.....................................................................      45,616       41,216
   Prepaid expenses and other current assets.......................................      53,732       58,032
                                                                                    -----------  -----------
          Total current assets.....................................................     867,081      787,009
Property and equipment, net of accumulated depreciation of $880,711 and $956,572
  at December 31, 2002 and March 31, 2003, respectively............................   4,828,033    4,796,141
Goodwill...........................................................................   1,067,041    1,050,975
Deferred financing costs and other assets, net of accumulated amortization of
  $47,453 and $50,621 at December 31, 2002 and March 31, 2003, respectively........     130,446      124,929
                                                                                    -----------  -----------
                                                                                    $ 6,892,601  $ 6,759,054
                                                                                    ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................ $    63,852  $    50,744
   Accrued interest................................................................      59,811       31,229
   Accrued compensation and related benefits.......................................      14,661       12,632
   Deferred rental revenues and other accrued liabilities..........................     208,195      218,168
   Long-term debt, current maturities..............................................      14,250       19,000
                                                                                    -----------  -----------
          Total current liabilities................................................     360,769      331,773
Long-term debt, less current maturities............................................   3,212,710    3,193,277
Other liabilities..................................................................     183,227      184,661
                                                                                    -----------  -----------
          Total liabilities........................................................   3,756,706    3,709,711
                                                                                    -----------  -----------
Commitments and contingencies
Minority interests.................................................................     171,383      174,793
Redeemable preferred stock.........................................................     756,014      751,537
Stockholders' equity:
   Common stock, $.01 par value; 690,000,000 shares authorized;
     shares issued: December 31, 2002--215,983,294 and March 31, 2003--
     223,664,034...................................................................       2,160        2,237
   Additional paid-in capital......................................................   3,315,215    3,347,009
   Accumulated other comprehensive income (loss)...................................      39,323       28,794
   Unearned stock compensation.....................................................          --      (23,440)
   Accumulated deficit.............................................................  (1,148,200)  (1,231,587)
                                                                                    -----------  -----------
          Total stockholders' equity...............................................   2,208,498    2,123,013
                                                                                    -----------  -----------
                                                                                    $ 6,892,601  $ 6,759,054
                                                                                    ===========  ===========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
              (In thousands of dollars, except per share amounts)

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                                     -------------------
                                                                                                        2002      2003
                                                                                                     ---------  --------
Net revenues:
    Site rental and broadcast transmission.......................................................... $ 160,264  $184,960
    Network services and other......................................................................    60,353    31,764
                                                                                                     ---------  --------
                                                                                                       220,617   216,724
                                                                                                     ---------  --------
Operating expenses:
    Costs of operations (exclusive of depreciation, amortization and accretion):
       Site rental and broadcast transmission.......................................................    62,066    73,360
       Network services and other...................................................................    43,725    24,942
    General and administrative......................................................................    21,788    22,192
    Corporate development...........................................................................     2,239     1,620
    Restructuring charges...........................................................................     5,852        --
    Asset write-down charges........................................................................    31,941        --
    Non-cash general and administrative compensation charges........................................     1,314     2,431
    Depreciation, amortization and accretion........................................................    71,715    80,357
                                                                                                     ---------  --------
                                                                                                       240,640   204,902
                                                                                                     ---------  --------
Operating income (loss).............................................................................   (20,023)   11,822
Other income (expense):
    Interest and other income (expense).............................................................    (6,090)   (1,642)
    Interest expense and amortization of deferred financing costs...................................   (76,319)  (72,638)
                                                                                                     ---------  --------
Loss before income taxes, minority interests and cumulative effect of change in accounting principle..........................................................................................  (102,432)  (62,458)
Provision for income taxes..........................................................................    (4,659)   (3,966)
Minority interests..................................................................................     3,698      (557)
                                                                                                     ---------  --------
Loss before cumulative effect of change in accounting principle.....................................  (103,393)  (66,981)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related
 income tax benefits of $636........................................................................        --    (2,035)
                                                                                                     ---------  --------
Net loss............................................................................................  (103,393)  (69,016)
Dividends on preferred stock, net of gains on repurchases of preferred stock........................   (20,105)  (14,371)
                                                                                                     ---------  --------
Net loss after deduction of dividends on preferred stock, net of gains on repurchases of preferred stock.............................................................................................. $(123,498) $(83,387)
                                                                                                     =========  ========
Net loss............................................................................................ $(103,393) $(69,016)
Other comprehensive income (loss):
    Foreign currency translation adjustments........................................................    (2,206)  (11,477)
    Derivative instruments:
       Net change in fair value of cash flow hedging instruments....................................     1,540      (711)
       Amounts reclassified into results of operations..............................................     1,419     1,659
                                                                                                     ---------  --------
Comprehensive loss.................................................................................. $(102,640) $(79,545)
                                                                                                     =========  ========
Per common share--basic and diluted:
    Loss before cumulative effect of change in accounting principle................................. $   (0.56) $  (0.37)
    Cumulative effect of change in accounting principle.............................................        --     (0.01)
                                                                                                     ---------  --------
    Net loss........................................................................................ $   (0.56) $  (0.38)
                                                                                                     =========  ========
Common shares outstanding--basic and diluted (in thousands).........................................   219,420   216,958
                                                                                                     =========  ========

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                           (In thousands of dollars)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 -------------------
                                                                                    2002      2003
                                                                                 ---------  --------
Cash flows from operating activities:
 Net loss....................................................................... $(103,393) $(69,016)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation, amortization and accretion.....................................    71,715    80,357
   Amortization of deferred financing costs and discounts on long-term debt.....    24,254    17,488
   Equity in losses (earnings) and write-downs of unconsolidated affiliates.....     8,101     2,453
   Non-cash general and administrative compensation charges.....................     1,314     2,431
   Cumulative effect of change in accounting principle..........................        --     2,035
   Minority interests...........................................................    (3,698)      557
   Asset write-down charges.....................................................    31,941        --
   Changes in assets and liabilities:
     Increase in deferred rental revenues and other liabilities.................    28,976     8,051
     (Increase) decrease in receivables.........................................    (3,879)    2,595
     Decrease in accrued interest...............................................   (18,041)  (28,307)
     Decrease in accounts payable...............................................    (9,940)  (12,248)
     Increase in inventories, prepaid expenses and other assets.................   (11,309)     (464)
                                                                                 ---------  --------
       Net cash provided by operating activities................................    16,041     5,932
                                                                                 ---------  --------
Cash flows from investing activities:
 Maturities of investments......................................................   116,500    93,496
 Proceeds from disposition of property and equipment............................        --     7,472
 Purchases of investments.......................................................   (79,000)  (56,063)
 Capital expenditures...........................................................   (72,981)  (52,849)
 Investments in affiliates and other............................................    (2,946)     (250)
                                                                                 ---------  --------
       Net cash used for investing activities...................................   (38,427)   (8,194)
                                                                                 ---------  --------
Cash flows from financing activities:
 Proceeds from issuance of capital stock........................................       538     1,055
 Net borrowings (payments) under revolving credit agreements....................        --   (22,895)
 Purchases of capital stock.....................................................        --   (13,558)
                                                                                 ---------  --------
       Net cash provided by (used for) financing activities.....................       538   (35,398)
                                                                                 ---------  --------
Effect of exchange rate changes on cash.........................................    (2,736)   (1,562)
                                                                                 ---------  --------
Net decrease in cash and cash equivalents.......................................   (24,584)  (39,222)
Cash and cash equivalents at beginning of period................................   804,602   516,172
                                                                                 ---------  --------
Cash and cash equivalents at end of period...................................... $ 780,018  $476,950
                                                                                 =========  ========
Supplemental disclosure of cash flow information:
 Interest paid.................................................................. $  68,960  $ 81,415
 Income taxes paid..............................................................        89       117

           See condensed notes to consolidated financial statements.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

   The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2002, and related notes thereto, included in the Annual Report on Form 10-K (the "Form 10-K") filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the "Company" include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

   The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2003 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2002 and 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the prior period's financial statements to be consistent with the presentation in the current period.

  Stock-Based Compensation

   The Company used the "intrinsic value based method" of accounting for its stock-based employee compensation plans until December 31, 2002. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The exercise prices for the substantial portion of the options granted during the three months ended March 31, 2002 were equal to or in excess of the market value of the Company's common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during that period. On January 1, 2003, the Company adopted the fair value method of accounting (using the "prospective" method of transition) for stock-based employee compensation awards granted on or after that date (see Note 2). The following table shows the pro forma effect on the Company's net loss and loss per share as if compensation cost had been recognized for all stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company's net loss for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                    ------------------------
                                                                                       2002         2003
                                                                                     ---------     --------
                                                                                    (In thousands of dollars,
                                                                                      except per share
                                                                                          amounts)
Net loss, as reported.............................................................. $(103,393)    $(69,016)
Add: Stock-based employee compensation expense included in reported net loss.......     1,314        2,431
Deduct: Total stock-based employee compensation expense determined under fair value
  based method for all awards......................................................    (8,054)      (6,221)
                                                                                     ---------     --------
Net loss, as adjusted..............................................................  (110,133)     (72,806)
Dividends on preferred stock, net of gains on repurchases of preferred stock.......   (20,105)     (14,371)
                                                                                     ---------     --------
Net loss applicable to common stock for basic and diluted computations, as adjusted $(130,238)    $(87,177)
                                                                                     =========     ========
Loss per common share--basic and diluted:
   As reported..................................................................... $   (0.56)    $  (0.38)
                                                                                     =========     ========
   As adjusted..................................................................... $   (0.59)    $  (0.40)
                                                                                     =========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

2.  New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company has adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4,062,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company's consolidated balance sheet), the recognition of asset retirement costs amounting to $1,391,000 (included in property and equipment on the Company's consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2,035,000 (net of related income tax benefits of $636,000). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company's consolidated statement of operations) amounted to $103,000 for the three months ended March 31, 2003. At March 31, 2003, liabilities for contingent retirement obligations amounted to $4,107,000.

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

   In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002 (see Note 1). On January 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the "prospective" method of transition as provided by SFAS 148. Under this transition method, the Company will recognize compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on the Company's consolidated financial statements.

   In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a "controlling financial interest". A majority voting interest in an entity has generally been

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES considered indicative of a controlling financial interest. FIN 46 specifies other factors ("variable interests") which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity ("variable interest entities"). The provisions of FIN 46 are immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective as of the beginning of the first interim period after June 15, 2003. The Company will adopt the provisions of FIN 46 as of July 1, 2003, and does not expect that such adoption will have a significant effect on its consolidated financial statements.

3.  Goodwill and Other Intangible Assets

   A summary of goodwill by operating segment is as follows:

                                       Three Months Ended March 31, 2003
                                    ---------------------------------------
                                                        Crown   Consolidated
                                     CCUSA     CCUK    Atlantic    Total
                                    -------- --------  -------- ------------
                                           (In thousands of dollars)
    Balance at beginning of period. $164,023 $847,641  $55,377   $1,067,041
    Effect of exchange rate changes       --  (16,066)      --      (16,066)
                                    -------- --------  -------   ----------
    Balance at end of period....... $164,023 $831,575  $55,377   $1,050,975
                                    ======== ========  =======   ==========

   During the fourth quarter of 2002, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company's reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline is a function of the Company's reduced forecasts for site leasing and antenna installation revenues, as indicated by its operating results for 2002. Further declines in the site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. Furthermore, if an impairment at CCUSA were to occur in the future, the Company believes that the calculations to measure the impairment could result in the write-off of substantially all of CCUSA's goodwill ($164,023,000). Due to the continued weakness in the telecommunications industry, the Company intends to closely monitor the performance of its reporting units in 2003 in order to assess whether a goodwill impairment is indicated.

   The value of site rental contracts from the acquisition of Crown Communication are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company's consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such intangible assets were $26,000,000, $12,935,000 and $13,065,000 at December 31, 2002, respectively, and
$26,000,000, $13,298,000 and $12,702,000 at March 31, 2003, respectively.
Amortization expense for these intangible assets was $363,000 for the three months ended March 31, 2003, and will be $1,452,000 for each of the years ending December 31, 2003 through 2007.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

4.  Long-term Debt

   Long-term debt consists of the following:

                                                        December 31,   March 31,
                                                            2002         2003
                                                        ------------  ----------
                                                        (In thousands of dollars)
2000 Credit Facility...................................  $  700,000   $  700,000
CCUK Credit Facility...................................     144,855      134,215
Crown Atlantic Credit Facility.........................     250,000      235,000
9% Guaranteed Bonds due 2007...........................     201,188      197,375
10 5/8% Senior Discount Notes due 2007.................     239,160      239,160
10 3/8% Senior Discount Notes due 2011, net of discount     390,905      400,914
9% Senior Notes due 2011...............................     165,700      165,700
11 1/4% Senior Discount Notes due 2011, net of discount     170,777      175,538
9 1/2% Senior Notes due 2011...........................     114,265      114,265
10 3/4% Senior Notes due 2011..........................     442,885      442,885
9 3/8% Senior Notes due 2011...........................     407,225      407,225
                                                         ----------   ----------
                                                          3,226,960    3,212,277
Less: current maturities...............................     (14,250)     (19,000)
                                                         ----------   ----------
                                                         $3,212,710   $3,193,277
                                                         ==========   ==========

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

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company's Unrestricted Subsidiaries is as follows:

                                                            March 31, 2003
                                         ----------------------------------------------------
                                         Company and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  256,662   $  220,288   $        --   $  476,950
Other current assets....................     154,508      155,551            --      310,059
Property and equipment, net.............   3,168,889    1,627,252            --    4,796,141
Investments in Unrestricted Subsidiaries   1,944,800           --    (1,944,800)          --
Goodwill................................     164,023      886,952            --    1,050,975
Other assets, net.......................     100,523       24,406            --      124,929
                                          ----------   ----------   -----------   ----------
                                          $5,789,405   $2,914,449   $(1,944,800)  $6,759,054
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  151,616   $  180,157   $        --   $  331,773
Long-term debt, less current maturities.   2,626,687      566,590            --    3,193,277
Other liabilities.......................      40,587      144,074            --      184,661
Minority interests......................      95,965       78,828            --      174,793
Redeemable preferred stock..............     751,537           --            --      751,537
Stockholders' equity....................   2,123,013    1,944,800    (1,944,800)   2,123,013
                                          ----------   ----------   -----------   ----------
                                          $5,789,405   $2,914,449   $(1,944,800)  $6,759,054
                                          ==========   ==========   ===========   ==========

                                                                           Three Months Ended March 31, 2003
                                                                         -------------------------------------
                                                                         Company and
                                                                          Restricted  Unrestricted Consolidated
                                                                         Subsidiaries Subsidiaries    Total
                                                                         ------------ ------------ ------------
                                                                               (In thousands of dollars)
Net revenues............................................................   $103,121     $113,603     $216,724
Costs of operations (exclusive of depreciation, amortization and
  accretion)............................................................     40,781       57,521       98,302
General and administrative..............................................     17,620        4,572       22,192
Corporate development...................................................      1,620           --        1,620
Non-cash general and administrative compensation charges................      1,834          597        2,431
Depreciation, amortization and accretion................................     50,935       29,422       80,357
                                                                           --------     --------     --------
Operating income (loss).................................................     (9,669)      21,491       11,822
Interest and other income (expense).....................................       (780)        (862)      (1,642)
Interest expense and amortization of deferred financing costs...........    (59,770)     (12,868)     (72,638)
Provision for income taxes..............................................       (116)      (3,850)      (3,966)
Minority interests......................................................        680       (1,237)        (557)
Cumulative effect of change in accounting principle for asset retirement
  obligations...........................................................       (451)      (1,584)      (2,035)
                                                                           --------     --------     --------
Net income (loss).......................................................   $(70,106)    $  1,090     $(69,016)
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

                                                                             1997 and    1999, 2000
                                                                               1998       and 2001
                                                                            Securities   Securities
                                                                            ----------   ----------
                                                                            (In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2003................. $  52,239    $  52,239
                                                                            =========    =========
Consolidated Cash Flow, for the twelve months ended March 31, 2003......... $ 166,988    $ 173,852
Less: Tower Cash Flow, for the twelve months ended March 31, 2003..........  (205,749)    (205,749)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2003   208,956      208,956
                                                                            ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2003 $ 170,195    $ 177,059
                                                                            =========    =========

  Letters of Credit

   In March of 2003, CCUK issued a revised letter of credit to British Telecom in connection with a site acquisition agreement. The letter of credit was issued through one of CCUSA's lenders in the amount of (Pounds)28,800,000 (approximately $45,475,000) and expires in June of 2003.

5.  Redeemable Preferred Stock

   Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

                                                                                    December 31,   March 31,
                                                                                        2002         2003
                                                                                    ------------   ---------
                                                                                    (In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued and outstanding:
 December 31, 2002--249,325 and March 31, 2003--244,540 (stated at mandatory
   redemption and aggregate liquidation value).....................................   $250,650     $245,839
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory
    redemption and aggregate liquidation value of $200,000)........................    196,204      196,306
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated
  net of unamortized issue costs; mandatory redemption and aggregate liquidation
    value of $318,050).............................................................    309,160      309,392
                                                                                      --------     --------
                                                                                      $756,014     $751,537
                                                                                      ========     ========

   In March of 2003, the Company repurchased 12,733 shares of its 12 3/4% Senior Exchangeable Preferred Stock in a public market transaction. Such shares of preferred stock had an aggregate redemption amount and carrying value of $12,733,000. The Company utilized $9,422,000 in cash from an Unrestricted investment subsidiary to effect this preferred stock repurchase. The preferred stock repurchase resulted in a gain of $3,311,000. Such gain is offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share.

   In March of 2003, the Company paid its quarterly dividend on the 8 1/4% Convertible Preferred Stock by issuing a total of 905,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES payments on the 8 1/4% Convertible Preferred Stock, the Company repurchased the 905,000 shares of common stock from the dividend paying agent for a total of $4,136,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

6.  Stockholders' Equity

   During the first quarter of 2003, the Company granted 5,840,187 shares of restricted common stock to its executives and certain employees. These restricted shares have a weighted-average grant-date fair value of $4.15 per share. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of the Company's common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $24,240,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. At March 31, 2003, future charges related to the restricted shares amounted to $23,440,000 (presented as unearned stock compensation in stockholders' equity on the Company's consolidated balance sheet). See Note 11.

   In February of 2003, the Company issued 105,000 shares of common stock to the non-executive members of its Board of Directors. These shares have a grant-date fair value of $3.95 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of approximately $415,000 for the first quarter of 2003.

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                     ------------------------
                                                                                        2002         2003
                                                                                      ---------     --------
                                                                                     (In thousands of dollars,
                                                                                       except per share
                                                                                           amounts)
Loss before cumulative effect of change in accounting principle..................... $(103,393)    $(66,981)
Dividends on preferred stock........................................................   (20,105)     (14,371)
                                                                                      ---------     --------
Loss before cumulative effect of change in accounting principle applicable to common
  stock for basic and diluted computations..........................................  (123,498)     (81,352)
Cumulative effect of change in accounting principle.................................        --       (2,035)
                                                                                      ---------     --------
Net loss applicable to common stock for basic and diluted computations.............. $(123,498)    $(83,387)
                                                                                      =========     ========
Weighted-average number of common shares outstanding during the period for basic and
  diluted computations (in thousands)...............................................   219,420      216,958
                                                                                      =========     ========
Per common share--basic and diluted:
   Loss before cumulative effect of change in accounting principle.................. $   (0.56)    $  (0.37)
   Cumulative effect of change in accounting principle..............................        --        (0.01)
                                                                                      ---------     --------
   Net loss......................................................................... $   (0.56)    $  (0.38)
                                                                                      =========     ========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of March 31, 2003: (1) options to purchase 22,371,623 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company's 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock, (5) shares of the Company's 6.25% Convertible Preferred Stock which are convertible into 8,625,084 shares of common stock and (6) 5,816,847 shares of restricted common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

9.  Operating Segments

   The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as operating income (loss) plus depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

   The financial results for the Company's operating segments are as follows:

                                                      Three Months Ended March 31, 2003
                                     ------------------------------------------------------------------
                                                                                 Corporate
                                                                        Crown    Office and Consolidated
                                        CCUSA      CCAL       CCUK     Atlantic    Other       Total
                                     ----------  --------  ----------  --------  ---------- ------------
                                                          (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission................... $   82,899  $  5,986  $   71,125  $ 24,950   $     --   $  184,960
   Network services and other.......     13,452       784      14,845     2,683         --       31,764
                                     ----------  --------  ----------  --------   --------   ----------
                                         96,351     6,770      85,970    27,633         --      216,724
                                     ----------  --------  ----------  --------   --------   ----------
Costs of operations (exclusive of
  depreciation, amortization and
  accretion)........................     37,923     2,858      46,083    11,438         --       98,302
General and administrative..........     12,284     1,700       1,674     1,621      4,913       22,192
Corporate development...............         --        --          --        --      1,620        1,620
                                     ----------  --------  ----------  --------   --------   ----------
Adjusted EBITDA.....................     46,144     2,212      38,213    14,574     (6,533)      94,610
Non-cash general and administrative
  compensation charges..............      1,184        --         537        60        650        2,431
Depreciation, amortization and
  accretion.........................     46,874     3,723      18,894    10,466        400       80,357
                                     ----------  --------  ----------  --------   --------   ----------
Operating income (loss).............     (1,914)   (1,511)     18,782     4,048     (7,583)      11,822
Interest and other income
  (expense).........................         88       182         921        24     (2,857)      (1,642)
Interest expense and amortization of
  deferred financing costs..........     (8,549)     (895)     (8,927)   (3,941)   (50,326)     (72,638)
Provision for income taxes..........         --      (116)     (3,850)       --         --       (3,966)
Minority interests..................       (156)      836          --    (1,237)        --         (557)
Cumulative effect of change in
  accounting principle for asset
  retirement obligations............       (394)      (57)     (1,484)     (100)        --       (2,035)
                                     ----------  --------  ----------  --------   --------   ----------
Net income (loss)................... $  (10,925) $ (1,561) $    5,442  $ (1,206)  $(60,766)  $  (69,016)
                                     ==========  ========  ==========  ========   ========   ==========
Capital expenditures................ $    3,346  $    983  $   46,228  $  2,207   $     85   $   52,849
                                     ==========  ========  ==========  ========   ========   ==========
Total assets (at period end)........ $3,260,841  $293,670  $1,930,627  $809,485   $464,431   $6,759,054
                                     ==========  ========  ==========  ========   ========   ==========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

                                                           Three Months Ended March 31, 2002
                                              -----------------------------------------------------------
                                                                                   Corporate
                                                                           Crown   Office and Consolidated
                                                CCUSA     CCAL     CCUK   Atlantic   Other       Total
                                              --------  -------  -------  -------- ---------- ------------
                                                               (In thousands of dollars)
Net revenues:
   Site rental and broadcast
     transmission............................ $ 79,253  $ 5,013  $53,455  $22,543   $     --   $ 160,264
   Network services and other................   37,349      633   15,945    6,426         --      60,353
                                              --------  -------  -------  -------   --------   ---------
                                               116,602    5,646   69,400   28,969         --     220,617
                                              --------  -------  -------  -------   --------   ---------
Costs of operations (exclusive of
  depreciation and amortization).............   53,932    2,635   36,856   12,368         --     105,791
General and administrative...................   13,229    1,261    1,727    1,737      3,834      21,788
Corporate development........................       --       --       --       --      2,239       2,239
                                              --------  -------  -------  -------   --------   ---------
Adjusted EBITDA..............................   49,441    1,750   30,817   14,864     (6,073)     90,799
Restructuring charges........................       --       --    3,726       --      2,126       5,852
Asset write-down charges.....................   23,721       --      431    7,789         --      31,941
Non-cash general and administrative
  compensation charges.......................      532       --      442       --        340       1,314
Depreciation and amortization................   44,244    3,186   13,473   10,269        543      71,715
                                              --------  -------  -------  -------   --------   ---------
Operating income (loss)......................  (19,056)  (1,436)  12,745   (3,194)    (9,082)    (20,023)
Interest and other income (expense)..........     (743)     162   (5,569)     (19)        79      (6,090)
Interest expense and amortization of deferred
  financing costs............................   (9,295)    (826)  (7,552)  (4,650)   (53,996)    (76,319)
Provision for income taxes...................       --      (88)  (4,571)      --         --      (4,659)
Minority interests...........................      819      704       --    2,175         --       3,698
                                              --------  -------  -------  -------   --------   ---------
Net loss..................................... $(28,275) $(1,484) $(4,947) $(5,688)  $(62,999)  $(103,393)
                                              ========  =======  =======  =======   ========   =========
Capital expenditures......................... $ 41,631  $ 2,956  $17,668  $10,397   $    329   $  72,981
                                              ========  =======  =======  =======   ========   =========

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

10.  Restructuring Charges and Asset Write-Down Charges

   For the three months ended March 31, 2002, the Company recorded cash charges of $3,726,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff redundancies ($3,395,000) and the disposition of certain service lines ($331,000). For the three months ended March 31, 2002, the Company also recorded cash charges of $2,126,000 related to additional employee severance payments at its corporate office in connection with the 2001 restructuring. At December 31, 2002 and March 31, 2003, other accrued liabilities includes $5,839,000 and $3,929,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

                                               Three Months Ended March 31, 2003
                                        ----------------------------------------------
                                                                 Corporate
                                                         Crown    Office   Consolidated
                                         CCUSA    CCUK  Atlantic and Other    Total
                                        -------  -----  -------- --------- ------------
                                                   (In thousands of dollars)
Amounts accrued at beginning of period:
   Employee severance.................. $ 1,295  $ 360   $ 464     $341      $ 2,460
   Costs of office closures and other..   2,480    525     374       --        3,379
                                        -------  -----   -----     ----      -------
                                          3,775    885     838      341        5,839
                                        -------  -----   -----     ----      -------
Amounts paid:
   Employee severance..................    (758)  (150)   (215)     (91)      (1,214)
   Costs of office closures and other..    (250)  (350)    (96)      --         (696)
                                        -------  -----   -----     ----      -------
                                         (1,008)  (500)   (311)     (91)      (1,910)
                                        -------  -----   -----     ----      -------
Amounts accrued at end of period:
   Employee severance..................     537    210     249      250        1,246
   Costs of office closures and other..   2,230    175     278       --        2,683
                                        -------  -----   -----     ----      -------
                                        $ 2,767  $ 385   $ 527     $250      $ 3,929
                                        =======  =====   =====     ====      =======

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

11.  Subsequent Events

  Stockholders' Equity

   On April 29, 2003, the market performance of the Company's common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003 (see Note 6). As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $7,300,000 during the second quarter of 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective tax liabilities, and the Company arranged to repurchase these shares in order to facilitate the stock sales. The Company repurchased approximately 575,000 of such shares of common stock for a total of $3,574,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase.

               CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

  Minority Interests

   On May 2, 2003, the Company entered into several agreements (the "Agreements"), dated effective May 1, 2003, relating to the Company's two joint ventures with Verizon Communications ("Verizon"), the Crown Castle Atlantic Joint Venture ("Crown Atlantic") and the Crown Castle GT Joint Venture ("Crown Castle GT"). Pursuant to the Agreements, the Company acquired all of Verizon's equity interests in Crown Castle GT in exchange for consideration consisting of
(1) $31,000,000, representing the purchase (at a negotiated price of $6.122 per share) of the 5,063,731 shares of the Company's common stock previously held by Crown Castle GT for the benefit of that venture's Verizon partner, (2) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic, representing consideration for the Verizon partner's interest in the operating assets held by Crown Castle GT, and (3) $5,675,000, representing the working capital of Crown Castle GT allocable to the Verizon partner's interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate.

   In addition, pursuant to the Agreements, Crown Atlantic distributed 15,597,783 shares of the Company's common stock previously held by Crown Atlantic to that venture's Verizon partner, resulting in a reduction in Verizon's interest in Crown Atlantic by a fixed percentage of 19%. The fixed percentage reduction was agreed upon at the time of the formation of Crown Atlantic. Pursuant to the registration rights contained in the Crown Atlantic Formation Agreement dated December 8, 1998, as amended by the Agreements, the Company contemplates that it will file a registration statement relating to the sale of such distributed shares during the summer of 2003.

   After giving effect to the foregoing transactions, the Company owns 100% of Crown Castle GT and 62.8% of Crown Atlantic. Verizon will retain certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. These protective rights will remain in place after the Crown Atlantic put or call right described below is exercised.

   The Company also agreed with Verizon to extend and convert certain termination rights relating to Verizon's interest in Crown Atlantic to put and call rights exercisable on or after July 1, 2007. Upon the exercise of the put right by Verizon or the call right by the Company, the Company will be required to purchase all of the Verizon partner's equity interests in Crown Atlantic for cash equal to the then fair market value of such interest. Prior to the extension and conversion of such rights, the Verizon partner could have exercised its termination right at any time after March 31, 2002, requiring the Company to meet the applicable payment obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding our consolidated financial condition as of March 31, 2003 and our consolidated results of operations for the three-month periods ended March 31, 2002 and 2003. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, assumptions and uncertainties, including but not limited to the uncertainties relating to decisions on capital expenditures to be made in the future by wireless carriers and broadcasters, the success or failure of our efforts to implement our business strategy and the following:

  . Our substantial level of indebtedness could adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.
  . If we are unable to service our indebtedness, our indebtedness may be accelerated.
  . Our business depends on the demand for wireless communications, which has been and may continue to be lower and slower than anticipated.
  . The continuation of the current economic and telecommunications industry slowdown could materially and adversely affect our business and the business of our customers.
  .   We may be unable to manage our significant growth.
  . The loss, consolidation or financial instability of any of our limited number of customers could materially decrease revenues.
  . Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.
  . We operate in an increasingly competitive industry and many of our competitors have significantly more resources than we do or have less debt than we do.
  . Technology changes may significantly reduce the demand for towers and wireless communications sites.
  . 2.5G/3G and other technologies, including digital terrestrial television, may not deploy or be adopted by customers as rapidly or in the manner projected.
  . Carrier consolidation or reduced carrier expansion may significantly reduce the demand for towers and wireless communication sites.
  . Network sharing and other agreements among our customers may act as alternatives to leasing sites from us.
  .   Demand for our network services business is very volatile which causes our network services operating results to vary significantly for any particular period.
  . We may need additional financing for strategic growth opportunities which may not be available.
  . We generally lease or sublease the land under our towers and may not be able to maintain these leases at commercially viable rates. The loss of any of our ground leases could also result in retirement obligations.
  . Laws and regulations, which could change at any time, govern our business and industry, and we could fail to comply with these laws and regulations.
  . We could suffer from future claims if radio frequency emissions from equipment on our towers are demonstrated to cause negative health effects.
  . Our international operations expose us to changes in foreign currency exchange rates.
  .   We are heavily dependent on our senior management.
  . Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws could make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
  . Sales or issuances, including as dividends, of a substantial number of shares of our common stock could adversely affect the market price of our common stock.
  .   Disputes with customers and suppliers may adversely affect our results.
  . The carrying value of our sites and related goodwill may be subject to impairment in the future if we are unable to add sufficient additional tenants to the sites.

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

  Results of Operations

   The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

                                                                   Three Months Ended  Three Months Ended
                                                                     March 31, 2002      March 31, 2003
                                                                   -----------------   ----------------
                                                                              Percent            Percent
                                                                               of Net             of Net
                                                                     Amount   Revenues  Amount   Revenues
                                                                   ---------  -------- --------  --------
                                                                         (In thousands of dollars)
Net revenues:
   Site rental and broadcast transmission......................... $ 160,264    72.6%  $184,960    85.3%
   Network services and other.....................................    60,353    27.4     31,764    14.7
                                                                   ---------   -----   --------   -----
       Total net revenues.........................................   220,617   100.0    216,724   100.0
                                                                   ---------   -----   --------   -----
Operating expenses:
 Costs of operations:
   Site rental and broadcast transmission.........................    62,066    38.7     73,360    39.7
   Network services and other.....................................    43,725    72.4     24,942    78.5
                                                                   ---------   -----   --------   -----
       Total costs of operations..................................   105,791    47.9     98,302    45.4
   General and administrative.....................................    21,788     9.9     22,192    10.2
   Corporate development..........................................     2,239     1.0      1,620     0.7
   Restructuring charges..........................................     5,852     2.7         --      --
   Asset write-down charges.......................................    31,941    14.5         --      --
   Non-cash general and administrative compensation charges.......     1,314     0.6      2,431     1.1
   Depreciation, amortization and accretion.......................    71,715    32.5     80,357    37.1
                                                                   ---------   -----   --------   -----
Operating income (loss)...........................................   (20,023)   (9.1)    11,822     5.5
Other income (expense):
   Interest and other income (expense)............................    (6,090)   (2.8)    (1,642)   (0.8)
   Interest expense and amortization of deferred financing
     costs........................................................   (76,319)  (34.6)   (72,638)  (33.5)
                                                                   ---------   -----   --------   -----
Loss before income taxes, minority interests and cumulative effect
  of change in accounting principle...............................  (102,432)  (46.5)   (62,458)  (28.8)
Provision for income taxes........................................    (4,659)   (2.1)    (3,966)   (1.8)
Minority interests................................................     3,698     1.7       (557)   (0.3)
                                                                   ---------   -----   --------   -----
Loss before cumulative effect of change in accounting principle...  (103,393)  (46.9)   (66,981)  (30.9)
Cumulative effect of change in accounting principle for asset
  retirement obligations..........................................        --      --     (2,035)   (0.9)
                                                                   ---------   -----   --------   -----
Net loss.......................................................... $(103,393)  (46.9)% $(69,016)  (31.8)%
                                                                   =========   =====   ========   =====

  Comparison of Three Months Ended March 31, 2003 and 2002

   Consolidated revenues for the three months ended March 31, 2003 were $216.7 million, a decrease of $3.9 million from the three months ended March 31, 2002. This decrease was primarily attributable to:

   (1) a $23.9 million decrease in network services and other revenues from CCUSA,

   (2) a $3.7 million decrease in network services and other revenues from Crown Atlantic, and

   (3) a $1.1 million decrease in network services and other revenues from CCUK, partially offset by

   (4) a $24.7 million, or 15.4%, increase in site rental and broadcast transmission revenues, of which $17.7 million was attributable to CCUK, $2.4 million was attributable to Crown Atlantic, $1.0 million was attributable to CCAL and $3.6 million was attributable to CCUSA, and

   (5) a $0.2 million increase in network services and other revenues from CCAL.

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants, along with our strategic decision to reduce our US network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. We expect that network services and other revenues will continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

   Costs of operations for the three months ended March 31, 2003 were $98.3 million, a decrease of $7.5 million from the three months ended March 31, 2002. This decrease was primarily attributable to:

   (1) an $18.3 million decrease in network services costs related to CCUSA and

   (2) a $1.8 million decrease in network services costs from Crown Atlantic, partially offset by

   (3) an $11.3 million increase in site rental and broadcast transmission costs, of which $8.0 million was attributable to CCUK, $0.9 million was attributable to Crown Atlantic and $2.3 million was attributable to CCUSA,

   (4) a $1.2 million increase in network services costs from CCUK, and

   (5) a $0.2 million increase in network services costs from CCAL.

   Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 39.7% for the three months ended March 31, 2003 from 38.7% for the three months ended March 31, 2002, because of lower margins from the CCUSA operations, partially offset by higher margins from the CCUK and Crown Atlantic operations. Costs of operations for network services and other as a percentage of network services and other revenues increased to 78.5% for the three months ended March 31, 2003 from 72.4% for the three months ended March 31, 2002 because of lower margins from the CCUK and Crown Atlantic operations, partially offset by higher margins from the CCUSA operations.

   General and administrative expenses for the three months ended March 31, 2003 were $22.2 million, an increase of $0.4 million from the three months ended March 31, 2002. This increase was primarily attributable to:

   (1) a $1.1 million increase in expenses at our corporate office segment, and

   (2) a $0.4 million increase in expenses at CCAL, partially offset by

   (3) a $0.9 million decrease in expenses related to the CCUSA operations,

   (4) a $0.1 million decrease in expenses at Crown Atlantic, and

   (5) a $0.1 million decrease in expenses at CCUK.

General and administrative expenses as a percentage of revenues increased to 10.2% for the three months ended March 31, 2003 from 9.9% for the three months ended March 31, 2002, primarily because of overhead costs incurred at a subsidiary included in our corporate office segment.

   Corporate development expenses for the three months ended March 31, 2003 were $1.6 million, compared to $2.2 million for the three months ended March 31, 2002. This decrease was primarily attributable to a decrease in salary costs at our corporate office.

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

   During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline is a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Further declines in our site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. Furthermore, if an impairment at CCUSA were to occur in the future, we believe that the calculations to measure the impairment could result in the write-off of substantially all of CCUSA's goodwill ($164.0 million). Due to the continued weakness in the telecommunications industry, we intend to closely monitor the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated.

   For the three months ended March 31, 2003, we recorded non-cash general and administrative compensation charges of $2.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.3 million for the three months ended March 31, 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees and the issuance of common stock to the non-executive members of our Board of Directors. On April 29, 2003, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $7.3 million during the second quarter of 2003.

   Depreciation, amortization and accretion for the three months ended March 31, 2003 was $80.4 million, an increase of $8.6 million from the three months ended March 31, 2002. This increase was primarily attributable to:

   (1) a $5.4 million increase in depreciation related to property and equipment from CCUK,

   (2) a $2.6 million increase in depreciation related to property and equipment from CCUSA,

   (3) a $0.5 million increase in depreciation related to property and equipment from CCAL, and

   (4) a $0.2 million increase in depreciation related to property and equipment from Crown Atlantic.

   Interest and other income (expense) for the three months ended March 31, 2003 resulted primarily from:

   (1) our share of losses incurred by unconsolidated affiliates, and

   (2) costs incurred in connection with unsuccessful investment projects, partially offset by

   (3) interest income from invested cash balances.

   Interest expense and amortization of deferred financing costs for the three months ended March 31, 2003 was $72.6 million, a decrease of $3.7 million, or 4.8%, from the three months ended March 31, 2002. This decrease was primarily attributable to:

   (1) repurchases of our debt securities in 2002,

   (2) reductions in outstanding bank indebtedness at CCUK and Crown Atlantic, and

   (3) lower interest rates on bank indebtedness at CCUSA and Crown Atlantic.

   The provision for income taxes of $4.0 million for the three months ended March 31, 2003 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK's deferred tax liability resulted from differences between book and tax basis for its property and equipment.

   Minority interests represent the minority partner's 43.1% interest in Crown Atlantic's operations, the minority partner's 17.8% interest in the operations of the GTE joint venture and the minority shareholder's 22.4% interest in the CCAL operations.

   The cumulative effect of change in accounting principle for the three months ended March 31, 2003 resulted from the adoption of a new accounting standard for asset retirement obligations. See "--Impact of Recently Issued Accounting Standards".

  Liquidity and Capital Resources

   Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years' levels, in connection with the selective expansion of our tower portfolios in the markets in which we currently operate. During 2003, we expect that the majority of our discretionary capital expenditures (excluding the required (Pounds)50.0 million site access fee payment due to British Telecom) will occur at CCUK in connection with the development of the sites acquired from British Telecom.

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

   Our goal is to maximize net cash from operating activities and fund substantially all capital spending and debt service from our operating cash flow in 2003, without reliance on additional borrowing or the use of our cash and liquid investments. However, due to the risk factors outlined above, there can be no assurance that this will be possible.

   For the three months ended March 31, 2002 and 2003, our net cash provided by operating activities was $16.0 million and $5.9 million, respectively. For the three months ended March 31, 2002 and 2003, our net cash provided by (used for) financing activities was $0.5 million and $(35.4) million, respectively. For the year ending December 31, 2003, we expect that our net cash provided by operating activities will be between approximately $160 million and $200 million.

   Capital expenditures were $52.8 million for the three months ended March 31, 2003, of which $0.1 million were for CCIC, $3.3 million were for CCUSA, $2.2 million were for Crown Atlantic, $46.2 million were for CCUK and $1.0 million were for CCAL. We anticipate that we will build, through the end of 2003, approximately 10 to 20 towers in the United States at a cost of approximately $4.4 million and approximately 220 to 260 towers in the United Kingdom at a cost of approximately $14.4 million. We also expect to spend approximately $40 million for tower improvements, including enhancements to the structural capacity of our towers in order to support the anticipated leasing, and approximately $40 million for maintenance activities. For the year ending December 31, 2003, we expect that our total capital expenditures will be between approximately $128 million and $148 million. As such, we expect that our capital expenditures for this period, excluding the payment to British Telecom, will be fully funded by net cash from operating activities, as discussed above.

   In March 2003, CCUK paid (Pounds)21.2 million (approximately $33.2 million) of the (Pounds)50.0 million site access fee payment due to British Telecom. In addition, CCUK reached agreement with British Telecom to defer the remaining (Pounds)28.8 million (approximately $45.5 million) payment until the end of June 2003. We are currently in discussions with British Telecom regarding certain potential amendments to the lease arrangement, but there can be no assurance as to the outcome of these discussions.

   We expect that the construction of new towers will continue to have an impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments. We have increased our minimum acceptable level for internal rates of return on new tower builds given current market conditions, and expect to continue to decrease the number of new towers built in the foreseeable future.

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

   As of March 31, 2003, we had consolidated cash and cash equivalents of $477.0 million (including $67.0 million at CCUSA, $60.2 million at CCUK, $7.1 million at Crown Atlantic, $16.9 million at CCAL, $152.9 million in an unrestricted investment subsidiary and $172.7 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $78.3 million, consolidated long-term debt of $3,212.3 million, consolidated redeemable preferred stock of $751.5 million and consolidated stockholders' equity of $2,123.0 million.

   In the first quarter of 2003, Crown Atlantic and CCUK repaid $15.0 million and $7.9 million, respectively, in outstanding borrowings under their credit facilities. In April of 2003, CCUK repaid an additional $15.8 million in outstanding borrowings under its credit facility. Crown Atlantic and CCUK utilized cash provided by their operations to effect these repayments.

   In March of 2003, we paid our quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 0.9 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, we repurchased the 0.9 million shares of common stock from the dividend paying agent for a total of $4.1 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchase. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

   In March of 2003, we repurchased additional shares of our preferred stock in a public market transaction. Such shares of preferred stock had an aggregate redemption amount and carrying value of $12.7 million. We utilized $9.4 million in cash from an unrestricted investment subsidiary to effect this preferred stock repurchase. The preferred stock repurchase resulted in a gain of $3.3 million. Such gain is offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share.

   In April of 2003, the restrictions expired with respect to one third of the outstanding restricted common shares that had been issued during the first quarter of 2003 (see "--Results of Operation"). Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective tax liabilities, and we arranged to repurchase these shares in order to facilitate the stock sales. We repurchased 0.6 million of such shares of common stock for a total of $3.6 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchase.

   We seek to allocate our available capital among the investment alternatives that provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to acquire sites, build new towers and make improvements to existing towers when the expected returns from such expenditures meet our investment criteria. In addition, we may continue to utilize a portion of our available cash balances to repurchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

   As of May 1, 2003, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $99.5 million and CCUK had unused borrowing availability under its amended credit facility of approximately (Pounds)45.0 million ($71.1 million). As of May 1, 2003, our restricted U.S. and Australian subsidiaries had approximately $125.6 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

   If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 10 5/8% discount notes, our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes and our 9 3/8% senior notes require annual cash interest payments of approximately $25.4 million, $14.9 million, $10.9 million, $47.6 million and $38.2 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $46.6 million and $22.8 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our 12 3/4% exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $34.3 million. Annual cash interest payments on the CCUK bonds are (Pounds)11.25 million ($17.8 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

   As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 3/8% discount notes and the 11 1/4% discount notes. The terms of the indebtedness of our subsidiaries significantly limit their ability to distribute cash to CCIC. As a result, we will be required to apply a portion of the net proceeds from the debt offerings to fund interest payments on the notes. If we do not retain sufficient funds from the offerings or any future financing, we may not be able to make our interest payments on the notes.

   We have issued letters of credit to various insurers in connection with certain contingent retirement obligations under various tower site land leases. The letters of credit were issued through one of CCUSA's lenders in amounts aggregating $8.5 million and expire on various dates through October 2003.

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

  Joint Ventures With Verizon Communications

   On May 2, 2003, we entered into several agreements (the "Agreements"), dated effective May 1, 2003, relating to our two joint ventures with Verizon Communications ("Verizon"), the Crown Castle Atlantic Joint Venture ("CCA") and the Crown Castle GT Joint Venture ("CCGT"). Pursuant to the Agreements, we acquired all of Verizon's equity interests in CCGT in exchange for consideration consisting of (1) approximately $31.0 million, representing the purchase (at a negotiated price of $6.122 per share) of the 5,063,731 shares of our common stock previously held by CCGT for the benefit of the Verizon CCGT partner, (2) the transfer to a Verizon affiliate of a 13.3% equity interest in CCA, representing consideration for the Verizon CCGT partner's interest in the operating assets held by CCGT, and (3) approximately $5.7 million, representing the working capital of CCGT allocable to the Verizon CCGT partner's interest reduced by the working capital of CCA allocable to the 13.3% equity interest in CCA transferred to the Verizon affiliate.

   In addition, pursuant to the Agreements, CCA distributed 15,597,783 shares of our common stock previously held by CCA to the Verizon CCA partner, resulting in a reduction in Verizon's interest in CCA by a fixed percentage of 19%. The fixed percentage reduction was agreed upon at the time of the formation of CCA. Pursuant to the registration rights contained in the CCA Formation Agreement dated December 8, 1998, as amended by the Agreements, we contemplate that we will file a registration statement relating to the sale of such distributed shares during the summer of 2003.

   After giving effect to the foregoing transactions, we own 100% of CCGT and 62.8% of CCA. Verizon will retain certain protective rights regarding the tower networks held by both CCA and CCGT. These protective rights will remain in place after the CCA put or call right described below is exercised.

   We also agreed with Verizon to extend and convert certain termination rights relating to Verizon's interest in CCA to put and call rights exercisable on or after July 1, 2007. Upon the exercise of the put right by Verizon or the call right by us, we will be required to purchase all of the Verizon partner's equity interests in CCA for cash equal to the then fair market value of such interest. Prior to the extension and conversion of such rights, the Verizon CCA partner could have exercised its termination right at any time after March 31, 2002, requiring us to meet the applicable payment obligations.

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

   Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

                                                            March 31, 2003
                                         ----------------------------------------------------
                                           Company
                                             and
                                          Restricted  Unrestricted Consolidation Consolidated
                                         Subsidiaries Subsidiaries Eliminations     Total
                                         ------------ ------------ ------------- ------------
                                                      (In thousands of dollars)
Cash and cash equivalents...............  $  256,662   $  220,288   $        --   $  476,950
Other current assets....................     154,508      155,551            --      310,059
Property and equipment, net.............   3,168,889    1,627,252            --    4,796,141
Investments in Unrestricted Subsidiaries   1,944,800           --    (1,944,800)          --
Goodwill................................     164,023      886,952            --    1,050,975
Other assets, net.......................     100,523       24,406            --      124,929
                                          ----------   ----------   -----------   ----------
                                          $5,789,405   $2,914,449   $(1,944,800)  $6,759,054
                                          ==========   ==========   ===========   ==========
Current liabilities.....................  $  151,616   $  180,157   $        --   $  331,773
Long-term debt, less current maturities.   2,626,687      566,590            --    3,193,277
Other liabilities.......................      40,587      144,074            --      184,661
Minority interests......................      95,965       78,828            --      174,793
Redeemable preferred stock..............     751,537           --            --      751,537
Stockholders' equity....................   2,123,013    1,944,800    (1,944,800)   2,123,013
                                          ----------   ----------   -----------   ----------
                                          $5,789,405   $2,914,449   $(1,944,800)  $6,759,054
                                          ==========   ==========   ===========   ==========

                                                                           Three Months Ended March 31, 2003
                                                                         -------------------------------------
                                                                           Company
                                                                             and
                                                                          Restricted  Unrestricted Consolidated
                                                                         Subsidiaries Subsidiaries    Total
                                                                         ------------ ------------ ------------
                                                                               (In thousands of dollars)
Net revenues............................................................   $103,121     $113,603     $216,724
Costs of operations (exclusive of depreciation, amortization and
  accretion)............................................................     40,781       57,521       98,302
General and administrative..............................................     17,620        4,572       22,192
Corporate development...................................................      1,620           --        1,620
Non-cash general and administrative compensation charges................      1,834          597        2,431
Depreciation, amortization and accretion................................     50,935       29,422       80,357
                                                                           --------     --------     --------
Operating income (loss).................................................     (9,669)      21,491       11,822
Interest and other income (expense).....................................       (780)        (862)      (1,642)
Interest expense and amortization of deferred financing costs...........    (59,770)     (12,868)     (72,638)
Provision for income taxes..............................................       (116)      (3,850)      (3,966)
Minority interests......................................................        680       (1,237)        (557)
Cumulative effect of change in accounting principle for asset retirement
  obligations...........................................................       (451)      (1,584)      (2,035)
                                                                           --------     --------     --------
Net income (loss).......................................................   $(70,106)    $  1,090     $(69,016)
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

                                                                             1997 and    1999, 2000
                                                                               1998       and 2001
                                                                            Securities   Securities
                                                                            ----------   ----------
                                                                            (In thousands of dollars)
                                                                            ------------------------
Tower Cash Flow, for the three months ended March 31, 2003................. $  52,239    $  52,239
                                                                            =========    =========
Consolidated Cash Flow, for the twelve months ended March 31, 2003......... $ 166,988    $ 173,852
Less: Tower Cash Flow, for the twelve months ended March 31, 2003..........  (205,749)    (205,749)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2003   208,956      208,956
                                                                            ---------    ---------
Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2003 $ 170,195    $ 177,059
                                                                            =========    =========

  Impact of Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. We have adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4.1 million for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on our consolidated balance sheet), the recognition of asset retirement costs amounting to $1.4 million (included in property and equipment on our consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2.0 million (net of related income tax benefits of $0.6 million). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on our consolidated statement of operations) amounted to $0.1 million for the three months ended March 31, 2003. At March 31, 2003, liabilities for contingent retirement obligations amounted to $4.1 million.

   In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. We have adopted the disclosure requirements of SFAS 148 as of December 31, 2002. On January 1, 2003, we adopted the fair value method of accounting for stock-based employee compensation using the "prospective" method of transition as provided by SFAS
148. Under this transition method, we will recognize compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on our consolidated financial statements.

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

   Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2003 would impact our interest expense by approximately $9.2 million. As of March 31, 2003, we have approximately $1,069.2 million of floating rate indebtedness, of which $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

99.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

   The Registrant filed a Current Report on Form 8-K dated February 26, 2003 with the SEC on February 27, 2003 furnishing under Item 9 a press release dated February 26, 2003 disclosing the Company's financial results for the fourth quarter and year-ended 2002.

   The Registrant filed a Current Report on Form 8-K dated March 28, 2003 with the SEC on March 31, 2003 reporting under Item 5 (1) the payment of (Pounds)21.2 million to British Telecommunications PLC by CCUK against its remaining obligation relating to the lease of BT rooftop sites and (2) the deferral until the end of June 2003 of the payment of the remaining (Pounds)28.8 million, which had been due in March 2003.

   The Registrant filed a Current Report on Form 8-K dated May 2, 2003 with the SEC on May 6, 2003 reporting under Item 5 agreements entered into relating to the Crown Castle Atlantic Joint Venture and the Crown Castle GT Joint Venture.

   The Registrant filed a Current Report on Form 8-K dated May 5, 2003 with the SEC on May 6, 2003 furnishing under Item 9 a press release dated May 5, 2003 disclosing the Company's financial results for the first quarter of 2003.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CROWN CASTLE INTERNATIONAL CORP.

Date: May 13, 2003             By:   /s/  W. BENJAMIN MORELAND
                                   ------------------------------
                                       W. Benjamin Moreland
                                   Senior Vice President, Chief
                                       Financial Officer and
                                       Treasurer (Principal
                                        Financial Officer)

Date: May 13, 2003             By:   /s/  WESLEY D. CUNNINGHAM
                                   ------------------------------
                                       Wesley D. Cunningham
                                   Senior Vice President, Chief
                                      Accounting Officer and
                                       Corporate Controller
                                   (Principal Accounting Officer)

                                 Certification

                 For the Quarterly Period Ended March 31, 2003

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

Date: May 13, 2003

                                          /s/  JOHN P. KELLY
                                          --------------------------------------
                                          John P. Kelly
                                          President and Chief Executive Officer

                                 Certification

                 For the Quarterly Period Ended March 31, 2003

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

Date: May 13, 2003

                                          /s/ W. BENJAMIN MORELAND
                                          --------------------------------------
                                          W. Benjamin Moreland
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer