Form 10-Q
period 2003-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2003-08-12
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 000-24737

CROWN CASTLE INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Bering Drive Suite 500 Houston, Texas	77057-1457
(Address of principal executive offices)	(Zip Code)

(713) 570-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Number of shares of common stock outstanding at August 1, 2003: 218,534,262

CROWN CASTLE INTERNATIONAL CORP.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$516,172	$459,702
Receivables:
Trade, net of allowance for doubtful accounts of $15,309 and $13,718 at December 31, 2002 and June 30, 2003, respectively	125,950	82,862
Other	9,914	1,702
Short-term investments	115,697	63,456
Inventories	45,616	36,629
Prepaid expenses and other current assets	53,732	62,396

Total current assets	867,081	706,747
Property and equipment, net of accumulated depreciation of $880,711 and $1,047,629 at December 31, 2002 and June 30, 2003, respectively	4,828,033	4,770,377
Goodwill	1,067,041	1,137,564
Deferred financing costs and other assets, net of accumulated amortization of $47,453 and $54,374 at December 31, 2002 and June 30, 2003, respectively	130,446	139,633

	$6,892,601	$6,754,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,852	$41,537
Accrued interest	59,811	49,944
Accrued compensation and related benefits	14,661	10,109
Deferred rental revenues and other accrued liabilities	208,195	252,882
Long-term debt, current maturities	14,250	28,375

Total current liabilities	360,769	382,847
Long-term debt, less current maturities	3,212,710	3,158,463
Other liabilities	183,227	197,435

Total liabilities	3,756,706	3,738,745

Commitments and contingencies
Minority interests	171,383	202,115
Redeemable preferred stock	756,014	729,937
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2002—215,983,294 and June 30, 2003—218,949,600	2,160	2,190
Additional paid-in capital	3,315,215	3,317,979
Accumulated other comprehensive income (loss)	39,323	111,535
Unearned stock compensation	—	(15,681)
Accumulated deficit	(1,148,200)	(1,332,499)

Total stockholders’ equity	2,208,498	2,083,524

	$6,892,601	$6,754,321

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net revenues:
Site rental and broadcast transmission	$171,952	$189,470	$332,216	$374,430
Network services and other	53,579	34,731	113,932	66,495

	225,531	224,201	446,148	440,925

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental and broadcast transmission	65,946	73,680	128,012	147,040
Network services and other	45,847	27,253	89,572	52,195
General and administrative	28,732	24,138	50,520	46,330
Corporate development	1,733	918	3,972	2,538
Restructuring charges	100	2,349	5,952	2,349
Asset write-down charges	765	1,380	32,706	1,380
Non-cash general and administrative compensation charges	1,326	7,695	2,640	10,126
Depreciation, amortization and accretion	76,172	80,513	147,887	160,870

	220,621	217,926	461,261	422,828

Operating income (loss)	4,910	6,275	(15,113)	18,097
Other income (expense):
Interest and other income (expense)	3,840	(10,382)	(2,250)	(12,024)
Interest expense and amortization of deferred financing costs	(76,388)	(72,576)	(152,707)	(145,214)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(67,638)	(76,683)	(170,070)	(139,141)
Provision for income taxes	(684)	(3,418)	(5,343)	(7,384)
Minority interests	(276)	(730)	3,422	(1,287)

Loss before cumulative effect of change in accounting principle	(68,598)	(80,831)	(171,991)	(147,812)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	—	—	—	(2,035)

Net loss	(68,598)	(80,831)	(171,991)	(149,847)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(20,861)	(20,081)	(40,966)	(34,452)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(89,459)	$(100,912)	$(212,957)	$(184,299)

Net loss	$(68,598)	$(80,831)	$(171,991)	$(149,847)
Other comprehensive income (loss):
Foreign currency translation adjustments	42,396	81,786	40,190	70,309
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(4,193)	(764)	(2,653)	(1,475)
Amounts reclassified into results of operations	1,448	1,719	2,867	3,378

Comprehensive income (loss)	$(28,947)	$1,910	$(131,587)	$(77,635)

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.41)	$(0.47)	$(0.97)	$(0.84)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss	$(0.41)	$(0.47)	$(0.97)	$(0.85)

Common shares outstanding—basic and diluted (in thousands)	220,897	215,969	220,159	216,464

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(171,991)	$(149,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	147,887	160,870
Amortization of deferred financing costs and discounts on long-term debt	49,197	35,229
Non-cash general and administrative compensation charges	2,640	10,126
Minority interests and loss on issuance of interest in joint venture	(3,422)	9,401
Equity in losses (earnings) and write-downs of unconsolidated affiliates	14,395	3,833
Cumulative effect of change in accounting principle	—	2,035
Asset write-down charges	32,706	1,380
Changes in assets and liabilities:
Decrease in receivables	16,284	53,948
(Increase) decrease in inventories, prepaid expenses and other assets	(11,908)	2,918
Increase in deferred rental revenues and other liabilities	32,376	2,883
Decrease in accounts payable	(28,924)	(23,132)
Decrease in accrued interest	(9,250)	(9,654)

Net cash provided by operating activities	69,990	99,990

Cash flows from investing activities:
Maturities of investments	173,500	108,304
Proceeds from disposition of property and equipment	—	7,472
Capital expenditures	(199,276)	(73,598)
Purchases of investments	(115,997)	(56,063)
Investments in affiliates and other	(21,122)	(13,223)
Acquisition of minority interest in joint venture	—	(5,873)

Net cash used for investing activities	(162,895)	(32,981)

Cash flows from financing activities:
Proceeds from issuance of capital stock	867	1,951
Net borrowings (payments) under revolving credit agreements	—	(73,485)
Purchases of capital stock	(3,996)	(52,246)
Principal payments on long-term debt	(15,245)	(4,750)

Net cash used for financing activities	(18,374)	(128,530)

Effect of exchange rate changes on cash	8,052	5,051

Net decrease in cash and cash equivalents	(103,227)	(56,470)
Cash and cash equivalents at beginning of period	804,602	516,172

Cash and cash equivalents at end of period	$701,375	$459,702

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisition of minority interest (see Note 5):
Fair value of net assets recorded, including goodwill and other intangible assets	$—	$18,607
Minority interest acquired	—	55,381
Minority interest issued	—	(68,115)

Supplemental disclosure of cash flow information:
Interest paid	$111,771	$115,843
Income taxes paid	190	243

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2002, and related notes thereto, included in the Annual Report on Form 10-K (the “Form 10-K”) filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the “Company” include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2002 and 2003, and the consolidated cash flows for the six months ended June 30, 2002 and 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the prior period’s financial statements to be consistent with the presentation in the current period.

Stock-Based Compensation

The Company used the “intrinsic value based method” of accounting for its stock-based employee compensation plans until December 31, 2002. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The exercise prices for the substantial portion of the options granted during 2002 were equal to or in excess of the market value of the Company’s common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during 2002. On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective” method of transition) for stock-based employee compensation awards granted on or after that date (see Note 2). The following table shows the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for all stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company’s net loss for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(68,598)	$(80,831)	$(171,991)	$(149,847)
Add: Stock-based employee compensation expense included in reported net loss	1,326	7,695	2,640	10,126
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,134)	(11,444)	(16,188)	(17,665)

Net loss, as adjusted	(75,406)	(84,580)	(185,539)	(157,386)
Dividends on preferred stock, net of gains on purchases of preferred stock	(20,861)	(20,081)	(40,966)	(34,452)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(96,267)	$(104,661)	$(226,505)	$(191,838)

Loss per common share—basic and diluted:
As reported	$(0.41)	$(0.47)	$(0.97)	$(0.85)

As adjusted	$(0.44)	$(0.48)	$(1.03)	$(0.89)

2.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company has adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4,062,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $1,391,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2,035,000 (net of related income tax benefits of $636,000). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $105,000 and $208,000 for the three and six months ended June 30, 2003, respectively. At June 30, 2003, liabilities for contingent retirement obligations amounted to $4,360,000. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $3,330,000 at January 1, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“EITF 94-3”). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company has adopted the requirements of SFAS 146 as of January 1, 2003. See Note 11.

In November 2002, the FASB’s Emerging Issues Task Force released its final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which multiple revenue-generating activities will be performed, including the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will adopt the provisions of EITF 00-21 as of July 1, 2003, and does not expect that such adoption will have a significant effect on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company has adopted the disclosure requirements of SFAS 148 as of December 31, 2002 (see Note 1). On January 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the “prospective” method of transition as provided by SFAS 148. Under this transition method, the Company will recognize compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46 are immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective as of the beginning of the first interim period after June 15, 2003. The Company will adopt the provisions of FIN 46 as of July 1, 2003, and does not expect that such adoption will have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 are effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the requirements of SFAS 150 on July 1, 2003. The Company has not yet determined the effect that SFAS 150 will have on its consolidated financial statements; however, the Company expects that some or all of its redeemable preferred stock issues will be classified as liabilities upon adoption of SFAS 150. In addition, the dividends on any redeemable preferred stock issues that are classified as liabilities will be included in interest expense on the Company’s consolidated statement of operations beginning on July 1, 2003.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Goodwill and Other Intangible Assets

A summary of goodwill by operating segment is as follows:

	Six Months Ended June 30, 2003
	CCUSA	CCUK	Crown Atlantic	Consolidated Total
	(In thousands of dollars)
Balance at beginning of period	$164,023	$847,641	$55,377	$1,067,041
Goodwill acquired	48,281	—	—	48,281
Goodwill written off related to sale of subsidiary	(610)	—	—	(610)
Effect of exchange rate changes	—	22,852	—	22,852

Balance at end of period	$211,694	$870,493	$55,377	$1,137,564

During the fourth quarter of 2002, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company’s reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline was a function of the Company’s reduced forecasts for site leasing and antenna installation revenues, as indicated by its operating results for 2002. Further declines in the site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. If an impairment at CCUSA were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of CCUSA’s goodwill. The Company has been closely monitoring, and intends to continue to monitor, the performance of its reporting units in 2003 in order to assess whether a goodwill impairment is indicated, and has included the results of the joint venture transactions with Verizon Communications in its most recent evaluations (see Note 5).

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets is as follows:

	Six Months Ended June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$26,000	$(12,935)	$13,065
Other intangible assets acquired	4,005	—	4,005
Amortization expense	—	(792)	(792)

Balance at end of period	$30,005	$(13,727)	$16,278

Estimated aggregate amortization expense:
Year ending December 31, 2003		$1,719

Years ending December 31, 2004 through 2007		$1,852

Effective May 1, 2003, the Company acquired all of Verizon Communications’ equity interests in Crown Castle GT in a transaction accounted for using the purchase method (see Note 5). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $48,281,000 and other intangible assets (representing the acquired portion of the estimated fair value of Crown Castle GT’s site rental contracts) of $4,005,000. These intangible assets will be amortized using an estimated useful life of 10 years.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Long-term Debt

Long-term debt consists of the following:

	December 31, 2002	June 30, 2003
	(In thousands of dollars)
2000 Credit Facility	$700,000	$695,250
CCUK Credit Facility	144,855	99,174
Crown Atlantic Credit Facility	250,000	225,000
9% Guaranteed Bonds due 2007	201,188	206,612
10 5/8% Senior Discount Notes due 2007	239,160	239,160
10 3/8% Senior Discount Notes due 2011, net of discount	390,905	411,183
9% Senior Notes due 2011	165,700	165,700
11¼% Senior Discount Notes due 2011, net of discount	170,777	180,384
9½% Senior Notes due 2011	114,265	114,265
10¾% Senior Notes due 2011	442,885	442,885
9 3/8% Senior Notes due 2011	407,225	407,225

	3,226,960	3,186,838
Less: current maturities	(14,250)	(28,375)

	$3,212,710	$3,158,463

10 5/8 Senior Discount Notes due 2007 (the “10 5/8 Discount Notes”)

On May 30, 2003, the Company announced that it had elected to redeem all of the 10 5/8% Discount Notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, the Company utilized $255,537,000 of its cash to redeem the $239,160,000 in outstanding principal amount of the 10 5/8% Discount Notes, including accrued interest thereon of $3,670,000. The redemption will result in a loss of $18,858,000 for the three and nine months ending September 30, 2003, consisting of the write-off of unamortized deferred financing costs ($6,151,000) and the redemption premium ($12,707,000). Such loss will be included in interest and other income (expense) on the Company’s consolidated statement of operations.

Reporting Requirements Under the Indentures Governing the Company’s Debt Securities (the “Indentures”) and the Certificate of Designations Governing the Company’s 12¾% Senior Exchangeable Preferred Stock (the “Certificate”)

The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company’s measure of the following information may not be comparable to similarly titled measures of other companies.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	June 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$276,145	$183,557	$—	$459,702
Other current assets	135,965	111,080	—	247,045
Property and equipment, net	3,118,727	1,651,650	—	4,770,377
Investments in Unrestricted Subsidiaries	1,880,955	—	(1,880,955)	—
Goodwill	211,694	925,870	—	1,137,564
Other assets, net	115,376	24,257	—	139,633

	$5,738,862	$2,896,414	$(1,880,955)	$6,754,321

Current liabilities	$207,646	$175,201	$—	$382,847
Long-term debt, less current maturities	2,627,677	530,786	—	3,158,463
Other liabilities	44,793	152,642	—	197,435
Minority interests	45,285	156,830	—	202,115
Redeemable preferred stock	729,937	—	—	729,937
Stockholders’ equity	2,083,524	1,880,955	(1,880,955)	2,083,524

	$5,738,862	$2,896,414	$(1,880,955)	$6,754,321

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$106,900	$117,301	$224,201	$210,021	$230,904	$440,925
Costs of operations (exclusive of depreciation, amortization and accretion)	41,350	59,583	100,933	82,131	117,104	199,235
General and administrative	19,614	4,524	24,138	37,234	9,096	46,330
Corporate development	918	—	918	2,538	—	2,538
Restructuring charges	2,314	35	2,349	2,314	35	2,349
Asset write-down charges	1,361	19	1,380	1,361	19	1,380
Non-cash general and administrative compensation charges	5,202	2,493	7,695	7,036	3,090	10,126
Depreciation, amortization and accretion	50,107	30,406	80,513	101,042	59,828	160,870

Operating income (loss)	(13,966)	20,241	6,275	(23,635)	41,732	18,097
Interest and other income (expense)	736	(11,118)	(10,382)	(44)	(11,980)	(12,024)
Interest expense and amortization of deferred financing costs	(59,985)	(12,591)	(72,576)	(119,755)	(25,459)	(145,214)
Provision for income taxes	(127)	(3,291)	(3,418)	(243)	(7,141)	(7,384)
Minority interests	1,042	(1,772)	(730)	1,722	(3,009)	(1,287)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(451)	(1,584)	(2,035)

Net income (loss)	$(72,300)	$(8,531)	$(80,831)	$(142,406)	$(7,441)	$(149,847)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the “1997 and 1998 Securities”) and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11¼% Discount Notes, the 9½% Senior Notes, the 10¾% Senior Notes and the 9 3/8% Senior Notes (the “1999, 2000 and 2001 Securities”):

	1997 and 1998 Securities	1999, 2000 and 2001 Securities
	(In thousands of dollars)
Tower Cash Flow, for the three months ended June 30, 2003	$54,258	$54,258

Consolidated Cash Flow, for the twelve months ended June 30, 2003	$170,498	$176,547
Less: Tower Cash Flow, for the twelve months ended June 30, 2003	(209,254)	(209,254)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2003	217,032	217,032

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2003	$178,276	$184,325

5.	Minority Interests

On May 2, 2003, the Company entered into several agreements (the “Agreements”), dated effective May 1, 2003, relating to the Company’s two joint ventures with Verizon Communications (“Verizon”): the Crown Castle Atlantic Joint Venture (“Crown Atlantic”) and the Crown Castle GT Joint Venture (“Crown Castle GT”). Under the Agreements, certain termination rights under which Verizon could have required the Company to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. The Company also acquired all of Verizon’s interest in Crown Castle GT in exchange for additional interests in Crown Atlantic and certain other consideration. In addition, the shares of the Company’s common stock previously held by the ventures were distributed to Verizon. Following the transactions, the Company owns 100% of Crown Castle GT and 62.8% of Crown Atlantic. Further details of the transaction and its accounting treatment are discussed below.

Pursuant to the Agreements, the Company acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of the Company’s common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63,576,000), representing consideration for the Verizon partner’s interest in the operating assets held by Crown Castle GT, (2) $5,873,000 in cash, representing the working capital of Crown Castle GT allocable to the Verizon partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two joint ventures (for which the Company’s proportion of their estimated fair value aggregated $11,636,000). The fair value measurement for the exchange of the joint venture interests was determined based on the current financial performance of Crown Castle GT’s tower sites, using a valuation multiple derived from the current market performance of the Company’s common stock.

Pursuant to the Agreements, Crown Castle GT distributed 5,063,731 shares of the Company’s common stock previously held by Crown Castle GT to that venture’s Verizon partner, resulting in a reduction in Verizon’s interest in Crown Castle GT by a fixed percentage of 6.8%. The fixed percentage reduction was agreed upon at the time of the formation of Crown Castle GT. The Company then purchased such shares from Verizon (at a negotiated price of $6.122 per share) for $31,000,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect this stock purchase.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, pursuant to the Agreements, Crown Atlantic distributed 15,597,783 shares of the Company’s common stock previously held by Crown Atlantic to that venture’s Verizon partner, resulting in a reduction in Verizon’s interest in Crown Atlantic by a fixed percentage of 19%. The fixed percentage reduction was agreed upon at the time of the formation of Crown Atlantic. Pursuant to the registration rights contained in the Crown Atlantic Formation Agreement dated December 8, 1998, as amended by the Agreements, the Company filed a registration statement relating to the sale of such distributed shares on July 1, 2003. Such registration statement became effective on July 21, 2003.

The Company has accounted for the acquisition of the minority interest in Crown Castle GT using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded (1) a net decrease in the carrying value of its tower sites (included in property and equipment) of $33,679,000, (2) goodwill of $48,281,000, none of which is currently expected to be deductible for tax purposes (see Note 3), (3) other intangible assets (included in deferred financing costs and other assets) of $4,005,000 (see Note 3), (4) the elimination of minority interest related to Crown Castle GT of $55,381,000, (5) an increase in minority interest related to Crown Atlantic of $76,229,000, and (6) a loss on the issuance of the interest in Crown Atlantic of $8,114,000 (included in interest and other income (expense) on the Company’s consolidated statement of operations). The net decrease in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Castle GT’s towers, along with the net book value of the tower sites transferred to Verizon from the two joint ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of Crown Castle GT in excess of the related minority interest, along with the net decrease in the carrying value of the tower sites. The amounts recorded for the net decrease in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon.

On or after July 1, 2007, the exercise of the put right by Verizon or the call right by the Company will require the Company to purchase all of Verizon’s equity interests in Crown Atlantic for cash equal to the then fair market value of such interest. Verizon will retain certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. These protective rights will remain in place after the Crown Atlantic put or call right is exercised. The protective rights relate primarily to ensuring Verizon’s quiet enjoyment as a tenant on the Crown Atlantic and Crown Castle GT sites, and such rights terminate should Verizon cease to occupy the sites.

6.    Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2002	June 30, 2003
	(In thousands of dollars)
12¾% Senior Exchangeable Preferred Stock; shares issued and outstanding:
December 31, 2002—249,325 and June 30, 2003—252,334 (stated at mandatory redemption and aggregate liquidation value)	$250,650	$223,904
8¼% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	196,204	196,409
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	309,160	309,624

	$756,014	$729,937

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2003, the Company purchased 42,347 shares of its 12¾% Senior Exchangeable Preferred Stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $42,347,000. The Company utilized $41,998,000 in cash ($9,422,000 from an Unrestricted investment subsidiary and $32,576,000 from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net gain of $349,000. Such net gain is offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share. These preferred stock purchases will result in decreased dividends of approximately $5,804,000 per year. See Note 12.

In March and June of 2003, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 1,420,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, the Company repurchased the 1,420,000 shares of common stock from the dividend paying agent for a total of $8,251,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchases. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

7.    Stockholders’ Equity

During the first quarter of 2003, the Company granted 5,840,187 shares of restricted common stock to its executives and certain employees. These restricted shares have a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $23,689,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. At June 30, 2003, future charges related to the restricted shares amounted to $15,681,000 (presented as unearned stock compensation in stockholders’ equity on the Company’s consolidated balance sheet).

On April 29, 2003, the market performance of the Company’s common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This first target level was reached when the market price of the Company’s common stock closed at or above $5.54 per share for twenty consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $7,317,000 during the second quarter of 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 574,000 of such shares of common stock (at a price of $6.22 per share) for a total of $3,572,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. See Note 12.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Per Share Information

Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants and convertible preferred stock for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle	$(68,598)	$(80,831)	$(171,991)	$(147,812)
Dividends on preferred stock	(20,861)	(17,119)	(40,966)	(34,801)
Gains (losses) on purchases of preferred stock	—	(2,962)	—	349

Loss before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(89,459)	(100,912)	(212,957)	(182,264)
Cumulative effect of change in accounting principle	—	—	—	(2,035)

Net loss applicable to common stock for basic and diluted computations	$(89,459)	$(100,912)	$(212,957)	$(184,299)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	220,897	215,969	220,159	216,464

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.41)	$(0.47)	$(0.97)	$(0.84)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss	$(0.41)	$(0.47)	$(0.97)	$(0.85)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of June 30, 2003: (1) options to purchase 21,920,853 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company’s 8¼% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock, (5) shares of the Company’s 6.25% Convertible Preferred Stock which are convertible into 8,625,084 shares of common stock and (6) 3,780,952 shares of restricted common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

9.    Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.    Operating Segments

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments.

The financial results for the Company’s operating segments are as follows:

	Three Months Ended June 30, 2003
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$85,202	$6,142	$72,824	$25,302	$—	$189,470
Network services and other	14,698	858	15,102	4,073	—	34,731

	99,900	7,000	87,926	29,375	—	224,201

Costs of operations (exclusive of depreciation, amortization and accretion)	38,282	3,068	48,129	11,454	—	100,933
General and administrative	13,779	1,648	1,918	1,503	5,290	24,138
Corporate development	—	—	—	—	918	918

Adjusted EBITDA	47,839	2,284	37,879	16,418	(6,208)	98,212
Restructuring charges	2,314	—	—	35	—	2,349
Asset write-down charges	1,361	—	—	19	—	1,380
Non-cash general and administrative compensation charges	2,693	—	1,861	632	2,509	7,695
Depreciation, amortization and accretion	45,786	4,005	19,750	10,392	580	80,513

Operating income (loss)	(4,315)	(1,721)	16,268	5,340	(9,297)	6,275
Interest and other income (expense)	433	215	(2,111)	(8,126)	(793)	(10,382)
Interest expense and amortization of deferred financing costs	(8,373)	(940)	(8,767)	(3,824)	(50,672)	(72,576)
Provision for income taxes	—	(127)	(3,291)	—	—	(3,418)
Minority interests	141	901	—	(1,772)	—	(730)

Net income (loss)	$(12,114)	$(1,672)	$2,099	$(8,382)	$(60,762)	$(80,831)

Capital expenditures	$4,723	$277	$12,760	$2,985	$4	$20,749

Total assets (at period end)	$3,185,883	$323,851	$1,974,976	$800,286	$469,325	$6,754,321

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$168,101	$12,128	$143,949	$50,252	$—	$374,430
Network services and other	28,150	1,642	29,947	6,756	—	66,495

	196,251	13,770	173,896	57,008	—	440,925

Costs of operations (exclusive of depreciation, amortization and accretion)	76,205	5,926	94,212	22,892	—	199,235
General and administrative	26,063	3,348	3,592	3,124	10,203	46,330
Corporate development	—	—	—	—	2,538	2,538

Adjusted EBITDA	93,983	4,496	76,092	30,992	(12,741)	192,822
Restructuring charges	2,314	—	—	35	—	2,349
Asset write-down charges	1,361	—	—	19	—	1,380
Non-cash general and administrative compensation charges	3,877	—	2,398	692	3,159	10,126
Depreciation, amortization and accretion	92,660	7,728	38,644	20,858	980	160,870

Operating income (loss)	(6,229)	(3,232)	35,050	9,388	(16,880)	18,097
Interest and other income (expense)	521	397	(1,190)	(8,102)	(3,650)	(12,024)
Interest expense and amortization of deferred financing costs	(16,922)	(1,835)	(17,694)	(7,765)	(100,998)	(145,214)
Provision for income taxes	—	(243)	(7,141)	—	—	(7,384)
Minority interests	(15)	1,737	—	(3,009)	—	(1,287)
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	(57)	(1,484)	(100)	—	(2,035)

Net income (loss)	$(23,039)	$(3,233)	$7,541	$(9,588)	$(121,528)	$(149,847)

Capital expenditures	$8,069	$1,260	$58,988	$5,192	$89	$73,598

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2002
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenue:
Site rental and broadcast transmission	$80,321	$6,170	$62,409	$23,052	$—	$171,952
Network services and other	37,505	576	8,934	6,564	—	53,579

	117,826	6,746	71,343	29,616	—	225,531

Costs of operations (exclusive of depreciation and amortization)	57,580	2,447	38,385	13,381	—	111,793
General and administrative	15,686	1,518	6,346	993	4,189	28,732
Corporate development	—	—	—	—	1,733	1,733

Adjusted EBITDA	44,560	2,781	26,612	15,242	(5,922)	83,273
Restructuring charges (credits)	(277)	—	4	—	373	100
Asset write-down charges	597	—	—	168	—	765
Non-cash general and administrative compensation charges	531	—	454	—	341	1,326
Depreciation and amortization	47,006	3,433	14,926	10,344	463	76,172

Operating income (loss)	(3,297)	(652)	11,228	4,730	(7,099)	4,910
Interest and other income (expense)	(572)	133	1,119	190	2,970	3,840
Interest expense and amortization of deferred financing costs	(9,852)	(863)	(6,409)	(4,748)	(54,516)	(76,388)
Provision for income taxes	—	(102)	(582)	—	—	(684)
Minority interests	457	575	—	(1,308)	—	(276)

Net income (loss)	$(13,264)	$(909)	$5,356	$(1,136)	$(58,645)	$(68,598)

Capital expenditures	$31,354	$1,187	$87,476	$6,278	$—	$126,295

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2002
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$159,574	$11,183	$115,864	$45,595	$—	$332,216
Network services and other	74,854	1,209	24,879	12,990	—	113,932

	234,428	12,392	140,743	58,585	—	446,148

Costs of operations (exclusive of depreciation and amortization)	111,512	5,082	75,241	25,749	—	217,584
General and administrative	28,915	2,779	8,073	2,730	8,023	50,520
Corporate development	—	—	—	—	3,972	3,972

Adjusted EBITDA	94,001	4,531	57,429	30,106	(11,995)	174,072
Restructuring charges (credits)	(277)	—	3,730	—	2,499	5,952
Asset write-down charges	24,318	—	431	7,957	—	32,706
Non-cash general and administrative compensation charges	1,063	—	896	—	681	2,640
Depreciation and amortization	91,250	6,619	28,399	20,613	1,006	147,887

Operating income (loss)	(22,353)	(2,088)	23,973	1,536	(16,181)	(15,113)
Interest and other income (expense)	(1,315)	295	(4,450)	171	3,049	(2,250)
Interest expense and amortization of deferred financing costs	(19,147)	(1,689)	(13,961)	(9,398)	(108,512)	(152,707)
Provision for income taxes	—	(190)	(5,153)	—	—	(5,343)
Minority interests	1,276	1,279	—	867	—	3,422

Net income (loss)	$(41,539)	$(2,393)	$409	$(6,824)	$(121,644)	$(171,991)

Capital expenditures	$72,985	$4,143	$105,144	$16,675	$329	$199,276

11.    Restructuring Charges and Asset Write-Down Charges

For the six months ended June 30, 2002, the Company recorded cash charges of $3,730,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff redundancies ($3,399,000) and the disposition of certain service lines ($331,000). For the six months ended June 30, 2002, the Company also recorded cash charges of $2,499,000 related primarily to additional employee severance payments at its corporate office in connection with the July 2001 restructuring.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The continued execution of the October 2002 restructuring plan lead to further headcount reductions in the U.S. business during the second quarter of 2003. As a result, the Company reduced its U.S. workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of its locations. The actions taken for this restructuring were substantially completed at June 30, 2003. In connection with this restructuring, the Company recorded cash charges of $2,349,000 during the second quarter of 2003 related to employee severance payments and lease termination costs. At December 31, 2002 and June 30, 2003, other accrued liabilities includes $5,839,000 and $5,551,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Six Months Ended June 30, 2003
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$1,295	$360	$464	$341	$2,460
Costs of office closures and other	2,480	525	374	—	3,379

	3,775	885	838	341	5,839

Amounts charged to expense:
Employee severance	1,362	—	35	—	1,397
Costs of office closures and other	952	—	—	—	952

Total restructuring charges	2,314	—	35	—	2,349

Amounts paid:
Employee severance	(1,111)	(150)	(278)	(173)	(1,712)
Costs of office closures and other	(398)	(362)	(165)	—	(925)

	(1,509)	(512)	(443)	(173)	(2,637)

Amounts accrued at end of period:
Employee severance	1,546	210	221	168	2,145
Costs of office closures and other	3,034	163	209	—	3,406

	$4,580	$373	$430	$168	$5,551

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

During the six months ended June 30, 2003, the Company abandoned an additional portion of its construction in process and recorded asset write-down charges of $1,361,000 for CCUSA and $19,000 for Crown Atlantic.

12.    Subsequent Events

Long-term Debt

On July 2, 2003, the Company issued $230,000,000 aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223,100,000 (after underwriting discounts of $6,900,000). The proceeds from the sale of these securities were used to fund a portion of the redemption price for the 10 5/8% Discount Notes (see

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4). Semi-annual interest payments for the 4% Convertible Senior Notes are due on each January 15 and July 15, beginning on January 15, 2004. The maturity date of the 4% Convertible Senior Notes is July 15, 2010.

The 4% Convertible Senior Notes are redeemable at the option of the Company, in whole or in part, on or after July 18, 2008 at a price of 101.143% of the principal amount plus accrued interest. The redemption price is reduced to 100.571% on July 15, 2009. The 4% Convertible Senior Notes are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $10.83 per share of common stock. Conversion of all of the 4% Convertible Senior Notes would result in the issuance of 21,237,303 shares of the Company’s common stock.

Letters of Credit

In July of 2003, CCUK issued a revised letter of credit to British Telecom in connection with a site acquisition agreement. The letter of credit was issued through one of CCUSA’s lenders in the amount of £28,800,000 (approximately $47,604,000) and expires on October 31, 2003.

In July of 2003, the Company issued three letters of credit to one of its landlords in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts totaling $4,000,000 and expire on February 28, 2005.

Redeemable Preferred Stock

In July of 2003, the Company purchased 59,272 shares of its 12 3/4% Senior Exchangeable Preferred Stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $59,272,000. The Company utilized $65,803,000 of its cash to effect these preferred stock purchases. The preferred stock purchases resulted in losses of $6,531,000. These preferred stock purchases will result in decreased dividends of approximately $8,047,000 per year. The Company currently expects to purchase or redeem the remaining outstanding shares of its 12¾% Senior Exchangeable Preferred Stock no later than December 15, 2003. On that date, such shares are redeemable at the option of the Company at a price of 106.375% of the liquidation preference.

Stockholders’ Equity

On July 30, 2003, the market performance of the Company’s common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003 (see Note 7). This second target level was reached when the market price of the Company’s common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $7,825,000 during the third quarter of 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 609,000 of such shares of common stock (at a price of $9.88 per share) for a total of $6,016,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares, the market price of the Company’s common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of June 30, 2003 and our consolidated results of operations for the three- and six-month periods ended June 30, 2002 and 2003. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and the following:

•	Our substantial level of indebtedness could adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.
•	If we are unable to service our indebtedness, our indebtedness may be accelerated.
•	Fluctuations in market interest rates could increase interest expense related to our floating rate indebtedness.
•	Our business depends on the demand for wireless communications, which has been and may continue to be lower and slower than anticipated.
•	The continuation of the current economic and telecommunications industry slowdown could materially and adversely affect our business and the business of our customers.
•	We may be unable to successfully integrate acquired operations or manage our existing operations as we grow.
•	The loss, consolidation or financial instability of any of our limited number of customers could materially decrease revenues.
•	Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.
•	We operate in a competitive industry and some of our competitors have significantly more resources than we do or have less debt than we do.
•	Technology changes may significantly reduce the demand for towers and wireless communications sites.
•	2.5G/3G and other technologies, including digital terrestrial television, may not deploy or be adopted by customers as rapidly or in the manner projected.
•	Carrier consolidation or reduced carrier expansion may significantly reduce the demand for towers and wireless communication sites.
•	Network sharing and other agreements among our customers may act as alternatives to leasing sites from us.
•	Demand for our network services business is very volatile which causes our network services operating results to vary significantly for any particular period.
•	We have historically experienced consolidated net losses, and we anticipate that we will continue to experience consolidated net losses in the foreseeable future. There can be no assurances that we will not experience greater consolidated net losses in the future.
•	We may need additional financing for strategic growth opportunities which may not be available.
•	We generally lease or sublease the land under our towers and may not be able to maintain these leases at commercially viable rates. The loss of any of our ground leases could also result in retirement obligations.
•	Laws and regulations, which could change at any time, govern our business and industry, and we could fail to comply with these laws and regulations.
•	We could suffer from future claims if radio frequency emissions from equipment on our towers are demonstrated to cause negative health effects.
•	Our international operations expose us to changes in foreign currency exchange rates.
•	We are heavily dependent on our senior management.
•

Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws could make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.
•	Sales or issuances, including as dividends, of a substantial number of shares of our common stock could adversely affect the market price of our common stock.
•	Disputes with customers and suppliers may adversely affect our results.
•	The carrying value of our sites and related goodwill may be subject to impairment in the future if we are unable to add sufficient additional tenants to the sites.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. More information about potential factors which could affect our results is included in the Risk Factors sections of our filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2003		Six Months Ended June 30, 2002		Six Months Ended June 30, 2003
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$171,952	76.2%	$189,470	84.5%	$332,216	74.5%	$374,430	84.9%
Network services and other	53,579	23.8	34,731	15.5	113,932	25.5	66,495	15.1

Total net revenues	225,531	100.0	224,201	100.0	446,148	100.0	440,925	100.0

Operating expenses:
Costs of operations:
Site rental and broadcast transmission	65,946	38.4	73,680	38.9	128,012	38.5	147,040	39.3
Network services and other	45,847	85.6	27,253	78.5	89,572	78.6	52,195	78.5

Total costs of operations	111,793	49.6	100,933	45.0	217,584	48.8	199,235	45.2
General and administrative	28,732	12.7	24,138	10.8	50,520	11.3	46,330	10.5
Corporate development	1,733	0.8	918	0.4	3,972	0.9	2,538	0.6
Restructuring charges	100	—	2,349	1.1	5,952	1.3	2,349	0.5
Asset write-down charges	765	0.3	1,380	0.6	32,706	7.3	1,380	0.3
Non-cash general and administrative compensation charges	1,326	0.6	7,695	3.4	2,640	0.6	10,126	2.3
Depreciation, amortization and accretion	76,172	33.8	80,513	35.9	147,887	33.2	160,870	36.5

Operating income (loss)	4,910	2.2	6,275	2.8	(15,113)	(3.4)	18,097	4.1
Other income (expense):
Interest and other income (expense)	3,840	1.7	(10,382)	(4.6)	(2,250)	(0.5)	(12,024)	(2.7)
Interest expense and amortization of deferred financing costs	(76,388)	(33.9)	(72,576)	(32.4)	(152,707)	(34.2)	(145,214)	(32.9)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(67,638)	(30.0)	(76,683)	(34.2)	(170,070)	(38.1)	(139,141)	(31.5)
Provision for income taxes	(684)	(0.3)	(3,418)	(1.5)	(5,343)	(1.2)	(7,384)	(1.7)
Minority interests	(276)	(0.1)	(730)	(0.4)	3,422	0.7	(1,287)	(0.3)

Loss before cumulative effect of change in accounting principle	(68,598)	(30.4)	(80,831)	(36.1)	(171,991)	(38.6)	(147,812)	(33.5)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	—	—	(2,035)	(0.5)

Net loss	$(68,598)	(30.4)%	$(80,831)	(36.1)%	$(171,991)	(38.6)%	$(149,847)	(34.0)%

Comparison of Three Months Ended June 30, 2003 and 2002

Consolidated revenues for the three months ended June 30, 2003 were $224.2 million, a decrease of $1.3 million from the three months ended June 30, 2002. This decrease was primarily attributable to:

(1)	a $22.8 million decrease in network services and other revenues from CCUSA, and

(2)	a $2.5 million decrease in network services and other revenues from Crown Atlantic, partially offset by

(3)	a $17.5 million, or 10.2%, increase in site rental and broadcast transmission revenues, of which $10.4 million was attributable to CCUK, $2.2 million was attributable to Crown Atlantic and $4.9 million was attributable to CCUSA,

(4)	a $6.2 million increase in network services and other revenues from CCUK, and

(5)	a $0.3 million increase in network services and other revenues from CCAL.

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

Costs of operations for the three months ended June 30, 2003 were $100.9 million, a decrease of $10.9 million from the three months ended June 30, 2002. This decrease was primarily attributable to:

(1)	a $20.8 million decrease in network services costs related to CCUSA and

(2)	a $2.3 million decrease in network services costs from Crown Atlantic, partially offset by

(3)	a $7.7 million increase in site rental and broadcast transmission costs, of which $5.5 million was attributable to CCUK, $0.3 million was attributable to Crown Atlantic, $1.5 million was attributable to CCUSA and $0.4 million was attributable to CCAL,

(4)	a $4.3 million increase in network services costs from CCUK, and

(5)	a $0.2 million increase in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 38.9% for the three months ended June 30, 2003 from 38.4% for the three months ended June 30, 2002, because of lower margins from the CCUK and CCAL operations, partially offset by higher margins from the CCUSA and Crown Atlantic operations. The growth of CCUK’s operations relative to CCUSA and Crown Atlantic has increased the impact that CCUK’s margins have on our consolidated results, and CCUK’s margins tend to be lower than our US businesses due to the higher costs associated with our UK broadcast business. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 78.5% for the three months ended June 30, 2003 from 85.6% for the three months ended June 30, 2002 because of higher margins from the CCUSA, CCUK and Crown Atlantic operations.

General and administrative expenses for the three months ended June 30, 2003 were $24.1 million, a decrease of $4.6 million from the three months ended June 30, 2002. This decrease was primarily attributable to:

(1)	a $1.9 million decrease in expenses related to the CCUSA operations, and

(2)	a $4.4 million decrease in expenses at CCUK, partially offset by

(3)	a $0.1 million increase in expenses at CCAL,

(4)	a $0.5 million increase in expenses at Crown Atlantic, and

(5)	a $1.1 million increase in expenses at our corporate office segment.

General and administrative expenses as a percentage of revenues decreased to 10.8% for the three months ended June 30, 2003 from 12.7% for the three months ended June 30, 2002, primarily because of lower overhead costs as a percentage of revenues for CCUK. CCUK’s general and administrative expenses for the three months ended June 30, 2002 include a charge of approximately $2.6 million for a bad debt provision related to the ITV Digital liquidation.

Corporate development expenses for the three months ended June 30, 2003 were $0.9 million, compared to $1.7 million for the three months ended June 30, 2002. This decrease was primarily attributable to a decrease in salary costs at our corporate office.

During the three months ended June 30, 2003, we recorded cash restructuring charges of $2.3 million. Such charges related to employee severance payments and lease termination costs.

During the three months ended June 30, 2003, we recorded asset write-down charges of $1.4 million for CCUSA. Such non-cash charges related to the abandonment of a portion of our construction in process. During the three months ended June 30, 2002, we recorded asset write-down charges of $0.6 million for CCUSA and $0.2 million for Crown Atlantic. Such non-cash charges related to write-downs of certain inventories, property and equipment, and other assets.

During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline was a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Further declines in our site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. If an impairment at CCUSA were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of CCUSA’s goodwill. We have been closely monitoring, and intend to continue to monitor, the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated, and have included the results of the joint venture transactions with Verizon Communications in our most recent evaluations (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”).

For the three months ended June 30, 2003, we recorded non-cash general and administrative compensation charges of $7.7 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.3 million for the three months ended June 30, 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees. On April 29, 2003, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This first target level was reached when the market price of our common stock closed at or above $5.54 per share for twenty consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.3 million during the second quarter of 2003. On July 30, 2003, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of our common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $7.8 million during the third quarter of 2003. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares, the market price of our common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

Depreciation, amortization and accretion for the three months ended June 30, 2003 was $80.5 million, an increase of $4.3 million from the three months ended June 30, 2002. This increase was primarily attributable to:

(1)	a $4.8 million increase in depreciation related to property and equipment from CCUK and

(2)	a $0.6 million increase in depreciation related to property and equipment from CCAL, partially offset by

(3)	a $1.2 million decrease in depreciation related to property and equipment from CCUSA.

Interest and other income (expense) for the three months ended June 30, 2003 resulted primarily from:

(1)	a loss on the issuance of the interest in Crown Atlantic of $8.1 million (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”),

(2)	our share of losses incurred by unconsolidated affiliates and

(3)	costs incurred in connection with unsuccessful investment projects, partially offset by

(4)	interest income and foreign exchange gains from invested cash balances.

Interest expense and amortization of deferred financing costs for the three months ended June 30, 2003 was $72.6 million, a decrease of $3.8 million, or 5.0%, from the three months ended June 30, 2002. This decrease was primarily attributable to:

(1)	purchases of our debt securities in 2002,

(2)	reductions in outstanding bank indebtedness at CCUK and Crown Atlantic, and

(3)	lower interest rates on bank indebtedness at CCUSA and Crown Atlantic.

The provision for income taxes of $3.4 million for the three months ended June 30, 2003 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

Minority interests represent the minority partner’s interest in Crown Atlantic’s operations (43.1% through April 30, 2003 and 37.245% since May 1, 2003), the minority partner’s interest in the operations of the GTE joint venture (17.8% through April 30, 2003) and the minority shareholder’s 22.4% interest in the CCAL operations. See “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”.

Comparison of Six Months Ended June 30, 2003 and 2002

Consolidated revenues for the six months ended June 30, 2003 were $440.9 million, a decrease of $5.2 million from the six months ended June 30, 2002. This decrease was primarily attributable to:

(1)	a $46.7 million decrease in network services and other revenues from CCUSA, and

(2)	a $6.2 million decrease in network services and other revenues from Crown Atlantic, partially offset by

(3)	a $42.2 million, or 12.7%, increase in site rental and broadcast transmission revenues, of which $28.1 million was attributable to CCUK, $4.7 million was attributable to Crown Atlantic, $0.9 million was attributable to CCAL and $8.5 million was attributable to CCUSA,

(4)	a $5.1 million increase in network services and other revenues from CCUK, and

(5)	a $0.4 million increase in network services and other revenues from CCAL.

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

Costs of operations for the six months ended June 30, 2003 were $199.2 million, a decrease of $18.3 million from the six months ended June 30, 2002. This decrease was primarily attributable to:

(1)	a $39.1 million decrease in network services costs related to CCUSA and

(2)	a $4.1 million decrease in network services costs from Crown Atlantic, partially offset by

(3)	a $19.0 million increase in site rental and broadcast transmission costs, of which $13.5 million was attributable to CCUK, $1.3 million was attributable to Crown Atlantic, $3.8 million was attributable to CCUSA and $0.4 million was attributable to CCAL,

(4)	a $5.5 million increase in network services costs from CCUK, and

(5)	a $0.4 million increase in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 39.3% for the six months ended June 30, 2003 from 38.5% for the six months ended June 30, 2002, because of lower margins from the CCUK, CCUSA and CCAL operations, partially offset by higher margins from the Crown Atlantic operations. The growth of CCUK’s operations relative to CCUSA and Crown Atlantic has increased the impact that CCUK’s margins have on our consolidated results, and CCUK’s margins tend to be lower than our US businesses due to the higher costs associated with our UK broadcast business. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 78.5% for the six months ended June 30, 2003 from 78.6% for the six months ended June 30, 2002 because of higher margins from the CCUSA and Crown Atlantic operations, partially offset by lower margins from the CCUK and CCAL operations.

General and administrative expenses for the six months ended June 30, 2003 were $46.3 million, a decrease of $4.2 million from the six months ended June 30, 2002. This decrease was primarily attributable to:

(1)	a $2.9 million decrease in expenses related to the CCUSA operations and

(2)	a $4.5 million decrease in expenses at CCUK, partially offset by

(3)	a $0.6 million increase in expenses at CCAL,

(4)	a $0.4 million increase in expenses at Crown Atlantic, and

(5)	a $2.2 million increase in expenses at our corporate office segment.

General and administrative expenses as a percentage of revenues decreased to 10.5% for the six months ended June 30, 2003 from 11.3% for the six months ended June 30, 2002, primarily because of lower overhead costs as a percentage of revenues for CCUK. CCUK’s general and administrative expenses for the six months ended June 30, 2002 include a charge of approximately $2.6 million for a bad debt provision related to the ITV Digital liquidation.

Corporate development expenses for the six months ended June 30, 2003 were $2.5 million, compared to $4.0 million for the six months ended June 30, 2002. This decrease was primarily attributable to a decrease in salary costs at our corporate office.

During the six months ended June 30, 2003, we recorded cash restructuring charges of $2.3 million. Such charges related to employee severance payments and lease termination costs. For the six months ended June 30, 2002, we recorded cash charges of $3.7 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. For the six months ended June 30, 2002, we also recorded cash charges of $2.5 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring.

During the six months ended June 30, 2003, we recorded asset write-down charges of $1.4 million for CCUSA. Such non-cash charges related to the abandonment of a portion of our construction in process. During the six months ended June 30, 2002, we abandoned a portion of our construction in process related to certain open projects and recorded related asset write-down charges of $24.3 million for CCUSA and $8.0 million for Crown Atlantic. For the six months ended June 30, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment.

During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline was a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Further declines in our site leasing and network services business at CCUSA could result in an impairment of goodwill in the future. If an impairment at CCUSA were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of CCUSA’s goodwill. We have been closely monitoring, and intend to continue to monitor, the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated, and have included the results of the joint venture transactions with Verizon Communications in our most recent evaluations (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”).

For the six months ended June 30, 2003, we recorded non-cash general and administrative compensation charges of $10.1 million related to the issuance of stock and stock options to certain employees and executives, compared to $2.6 million for the six months ended June 30, 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees and the issuance of common stock to the non-executive members of our Board of Directors. On April 29, 2003, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This first target level was reached when the market price of our common stock closed at or above $5.54 per share for twenty consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.3 million during the second quarter of 2003. On July 30, 2003, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of our common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $7.8 million during the third quarter of 2003. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares, the market price of our common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

Depreciation, amortization and accretion for the six months ended June 30, 2003 was $160.9 million, an increase of $13.0 million from the six months ended June 30, 2002. This increase was primarily attributable to:

(1)	a $10.2 million increase in depreciation related to property and equipment from CCUK,

(2)	a $1.4 million increase in depreciation related to property and equipment from CCUSA,

(3)	a $1.1 million increase in depreciation related to property and equipment from CCAL, and

(4)	a $0.2 million increase in depreciation related to property and equipment from Crown Atlantic.

Interest and other income (expense) for the six months ended June 30, 2003 resulted primarily from:

(1)	a loss on the issuance of the interest in Crown Atlantic of $8.1 million (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”),

(2)	our share of losses incurred by unconsolidated affiliates and

(3)	costs incurred in connection with unsuccessful investment projects, partially offset by

(4)	interest income and foreign exchange gains from invested cash balances.

Interest expense and amortization of deferred financing costs for the six months ended June 30, 2003 was $145.2 million, a decrease of $7.5 million, or 4.9%, from the six months ended June 30, 2002. This decrease was primarily attributable to:

(1)	purchases of our debt securities in 2002,

(2)	reductions in outstanding bank indebtedness at CCUK and Crown Atlantic, and

(3)	lower interest rates on bank indebtedness at CCUSA and Crown Atlantic.

The provision for income taxes of $7.4 million for the six months ended June 30, 2003 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

Minority interests represent the minority partner’s interest in Crown Atlantic’s operations (43.1% through April 30, 2003 and 37.245% since May 1, 2003), the minority partner’s interest in the operations of the GTE joint venture (17.8% through April 30, 2003) and the minority shareholder’s 22.4% interest in the CCAL operations. See “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”.

Liquidity and Capital Resources

Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years’ levels, in connection with the further improvement, maintenance and selective expansion of our existing tower portfolios. During 2003, we expect that the majority of our discretionary capital expenditures (excluding the required site access fee payment due to British Telecom, as discussed below) will occur at CCUK in connection with the development of the sites acquired from British Telecom and selected expansion of certain broadcast infrastructure for additional services.

Since its inception, CCIC has generally funded its activities, other than acquisitions and investments, through excess proceeds from contributions of equity capital and cash provided by operations. CCIC has financed acquisitions and investments with the proceeds from equity contributions, borrowings under our senior credit facilities and issuances of debt securities. Since its inception, CCUK has generally funded its activities, other than the acquisition of the BBC home service transmission business, through cash provided by operations and borrowings under CCUK’s credit facility. CCUK financed the acquisition of the BBC home service transmission business with the proceeds from equity contributions and the issuance of the CCUK bonds.

Our goal is to maximize net cash from operating activities and fund substantially all capital spending and debt service from our operating cash flow in 2003, without reliance on additional borrowing or the use of our cash and liquid investments. However, due to the risk factors outlined above, there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, we seek to lower our interest expense by reducing outstanding debt balances. Such reductions can be made either by using a portion of our existing cash balances to purchase our debt securities, or with attractive refinancing opportunities.

For the six months ended June 30, 2002 and 2003, our net cash provided by operating activities was $70.0 million and $100.0 million, respectively. The increase for 2003 is largely due to improved collections of accounts receivable. There can be no assurance that accounts receivable collections will continue to have a positive impact on net cash provided by operating activities. For the six months ended June 30, 2002 and 2003, our net cash used for financing activities was $18.4 million and $128.5 million, respectively. For the year ending December 31, 2003, we expect that our net cash provided by operating activities will be between approximately $200.0 million and $220.0 million, as compared to $208.9 million for the year ended December 31, 2002.

Capital expenditures were $73.6 million for the six months ended June 30, 2003, of which 0.1 million were for CCIC, $8.1 million were for CCUSA, $5.2 million were for Crown Atlantic, $59.0 million were for CCUK and $1.2 million were for CCAL. We anticipate that we will build, through the end of 2003, approximately 10 to 20 towers in the United States at a cost of approximately $4.4 million and approximately 200 to 260 tower sites (primarily improvements to CCUK’s rooftop sites) in the United Kingdom at a cost of approximately $13.8 million. We also expect to spend approximately $30 million for tower improvements, including enhancements to the structural capacity of our towers in order to support the anticipated leasing, and approximately $40 million for maintenance activities. For the year ending December 31, 2003, we expect that our total capital expenditures will be between approximately $120.0 million and $130.0 million. As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above.

In March 2003, CCUK paid £21.2 million (approximately $33.2 million) of the £50.0 million site access fee payment due to British Telecom. In addition, CCUK has reached agreement with British Telecom to defer the remaining £28.8 million (approximately $47.6 million) payment until the end of October 2003. We are currently in discussions with British Telecom regarding certain potential amendments to the lease arrangement, and such amendments could eliminate the remaining £28.8 million payment. However, there can be no assurance as to the outcome of these discussions.

We expect that the construction of new tower sites (primarily improvements to CCUK’s rooftop sites) will continue to have an impact on our liquidity. We expect that once integrated, these new towers will have a positive impact on liquidity, but will require some period of time to offset the initial adverse impact on liquidity. In addition, we believe that as new towers become operational and we begin to add tenants, they should result in a long-term increase in liquidity. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments. We have increased our minimum acceptable level for internal rates of return on new tower builds given current market conditions, and expect to continue to decrease the number of new towers built in the foreseeable future.

To fund the execution of our business strategy, we expect to use our available cash balances and cash provided by future operations. We do not currently expect to utilize further borrowings available under our U.S. and U.K. credit facilities in any significant amounts. We may have additional cash needs to fund our operations in the future should our financial performance deteriorate. We may also have additional cash needs in the future if additional tower acquisitions, build-to-suit or other opportunities arise. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

As of June 30, 2003, we had consolidated cash and cash equivalents of $459.7 million (including $18.4 million at CCUSA, $75.1 million at CCUK, $7.3 million at Crown Atlantic, $22.2 million at CCAL, $101.2 million in an unrestricted investment subsidiary and $235.5 million at CCIC and a restricted investment subsidiary), consolidated liquid investments (consisting of marketable securities) of $63.5 million, consolidated long-term debt of $3,186.8 million, consolidated redeemable preferred stock of $729.9 million and consolidated stockholders’ equity of $2,083.5 million.

In the first six months of 2003, Crown Atlantic and CCUK repaid $25.0 million and $48.5 million, respectively, in outstanding borrowings under their credit facilities. Crown Atlantic and CCUK utilized cash provided by their operations to effect these repayments.

In March and June of 2003, we paid our quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 1.4 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, we repurchased the 1.4 million shares of common stock from the dividend paying agent for a total of $8.3 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchases. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

From March through July of 2003, we purchased additional shares of our 12 3/4% exchangeable preferred stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $101.6 million. We utilized $107.8 million in cash ($9.4 million from an unrestricted investment subsidiary and $98.4 million from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $6.2 million. These preferred stock purchases will result in decreased dividends of approximately $13.9 million per year. We currently expect to purchase or redeem the remaining outstanding shares of our 12¾% exchangeable preferred stock no later than December 15, 2003. On that date, such shares are redeemable at our option at a price of 106.375% of the liquidation preference.

In April and July of 2003, the restrictions expired with respect to the first two thirds of the outstanding restricted common shares that had been issued during the first quarter of 2003 (see “—Results of Operation”). Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased approximately 1.2 million of such shares of common stock (approximately 0.6 million shares at a price of $6.22 per share and approximately 0.6 million shares at a price of $9.88 per share) for a total of $9.6 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchases.

We seek to allocate our available capital among the investment alternatives that provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to acquire sites, build new towers and make improvements to existing towers when the expected returns from such expenditures meet our investment criteria. In addition, we may continue to utilize a portion of our available cash balances to purchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

As of August 1, 2003, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $109.5 million and CCUK had unused borrowing availability under its amended credit facility of approximately £60.0 million ($99.2 million). As of August 1, 2003, our restricted U.S. and Australian subsidiaries had approximately $177.6 million of unused borrowing availability under the 2000 credit facility. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

The primary factors that determine our subsidiaries’ ability to comply with their debt covenants are (1) their current financial performance (as defined in the various credit agreements), (2) their levels of indebtedness and (3) their debt service requirements. Since we do not currently expect that our subsidiaries will need to utilize significant additional borrowings under their credit facilities, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary’s financial performance. In addition, certain of the credit facilities will require that financial performance increase in future years as covenant calculations become more restrictive. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances.

On May 30, 2003, we announced that we had elected to redeem all of the 10 5/8% discount notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, we utilized $255.5 million of our cash to redeem the $239.2 million in outstanding principal amount of the 10 5/8% discount notes, including accrued interest thereon of $3.7 million. The redemption will result in a loss of $18.9 million for the three and nine months ending September 30, 2003, consisting of the write-off of unamortized deferred financing costs ($6.2 million) and the redemption premium ($12.7 million). Such loss will be included in interest and other income (expense) on our consolidated statement of operations. The redemption of the 10 5/8% discount notes, combined with the issuance of the 4% senior notes (as discussed below), will result in decreased interest expense of approximately $16.2 million per year.

On July 2, 2003, we issued $230.0 million aggregate principal amount of our 4% senior notes for proceeds of $223.1 million (after underwriting discounts of $6.9 million). The proceeds from the sale of these securities were used to fund a portion of the redemption price for the 10 5/8% discount notes as discussed above. Semi-annual interest payments for the 4% senior notes are due on each January 15 and July 15, beginning on January 15, 2004. The maturity date of the 4% senior notes is July 15, 2010. The 4% senior notes are convertible, at the option of the holder, in whole or in part at any time, into shares of our common stock at a conversion price of $10.83 per share of common stock. Conversion of all of the 4% senior notes would result in the issuance of 21.2 million shares of our common stock.

If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9½% senior notes, our 10¾% senior notes, our 9 3/8% senior notes and our 4% senior notes require annual cash interest payments of approximately $14.9 million, $10.9 million, $47.6 million, $38.2 million and $9.2 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 11¼% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 11¼% discount notes will require annual cash interest payments of approximately $46.6 million and $22.8 million, respectively. Prior to December 15, 2003, we do not expect to pay cash dividends on our 12¾% exchangeable preferred stock or, if issued, cash interest on the exchange debentures. Thereafter, assuming all dividends or interest have been paid-in-kind, our exchangeable preferred stock or, if issued, the exchange debentures will require annual cash dividend or interest payments of approximately $22.2 million (unless such shares of exchangeable preferred stock are purchased or redeemed prior to that date pursuant to our current expectations). Annual cash interest payments on the CCUK bonds are £11.25 million ($18.6 million). In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 3/8% discount notes and the 11¼% discount notes. The terms of the indebtedness of our subsidiaries significantly limit their ability to distribute cash to CCIC. As a result, we will be required to apply a portion of the net proceeds from the debt offerings to fund interest payments on the notes. If we do not retain sufficient funds from the offerings or any future financing, we may not be able to make our interest payments on the notes.

We have issued letters of credit to various landlords and insurers in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $12.5 million and expire on various dates through February 2005.

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

Joint Ventures With Verizon Communications

On May 2, 2003, we entered into several agreements (the “Agreements”), dated effective May 1, 2003, relating to our two joint ventures with Verizon Communications (“Verizon”): the Crown Castle Atlantic Joint Venture (“CCA”) and the Crown Castle GT Joint Venture (“CCGT”). Under the Agreements, certain termination rights under which Verizon could have required us to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. We also acquired all of Verizon’s interest in CCGT in exchange for additional interests in CCA and certain other consideration. In addition, the shares of our common stock previously held by the ventures were distributed to Verizon. Following the transactions, we own 100% of CCGT and 62.8% of CCA. Further details of the transaction and its accounting treatment are discussed below.

Pursuant to the Agreements, we acquired all of Verizon’s equity interests in CCGT (11.0% after the distribution of the shares of our common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in CCA (with an estimated fair value of $63.6 million), representing consideration for the Verizon CCGT partner’s interest in the operating assets held by CCGT, (2) approximately $5.9 million in cash, representing the working capital of CCGT allocable to the Verizon CCGT partner’s interest reduced by the working capital of CCA allocable to the 13.3% equity interest in CCA transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two joint ventures (for which our proportion of their estimated fair value aggregated $11.6 million). The fair value measurement for the exchange of the joint venture interests was determined based on the current financial performance of CCGT’s tower sites, using a valuation multiple derived from the current market performance of our common stock.

Pursuant to the Agreements, CCGT distributed 5.1 million shares of our common stock previously held by CCGT to the Verizon CCGT partner, resulting in a reduction in Verizon’s interest in CCGT by a fixed percentage of 6.8%. The fixed percentage reduction was agreed upon at the time of the formation of CCGT. We then purchased such shares from Verizon (at a negotiated price of $6.122 per share) for $31.0 million in cash. We utilized cash from an unrestricted investment subsidiary to effect this stock purchase.

In addition, pursuant to the Agreements, CCA distributed 15.6 million shares of our common stock previously held by CCA to the Verizon CCA partner, resulting in a reduction in Verizon’s interest in CCA by a fixed percentage of 19%. The fixed percentage reduction was agreed upon at the time of the formation of CCA. Pursuant to the registration rights contained in the CCA Formation Agreement dated December 8, 1998, as amended by the Agreements, we filed a registration statement relating to the sale of such distributed shares on July 1, 2003. Such registration statement became effective on July 21, 2003. Subsequent to that date, Verizon has sold all of the 15.6 million shares of our common stock to third parties.

We have accounted for the acquisition of the minority interest in CCGT using the purchase method. In connection with the purchase price allocation for the transaction, we recorded (1) a net decrease in the carrying value of our tower sites (included in property and equipment) of $33.7 million, (2) goodwill of $48.3 million, none of which is currently expected to be deductible for tax purposes, (3) other intangible assets (included in deferred financing costs and other assets) of $4.0 million, (4) the elimination of minority interest related to CCGT of $55.4 million, (5) an increase in minority interest related to CCA of $76.2 million, and (6) a loss on the issuance of the interest in CCA of $8.1 million (included in interest and other income (expense) on our consolidated statement of operations). The net decrease in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of CCGT’s towers, along with the net book value of the tower sites transferred to Verizon from the two joint ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of CCGT in excess of the related minority interest, along with the net decrease in the carrying value of the tower sites. The amounts recorded for the net decrease in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by us from Verizon.

On or after July 1, 2007, the exercise of the put right by Verizon or the call right by us will require us to purchase all of Verizon’s equity interests in CCA for cash equal to the then fair market value of such interest. Verizon will retain certain protective rights regarding the tower networks held by both CCA and CCGT. These protective rights will remain in place after the CCA put or call right is exercised. The protective rights relate primarily to ensuring Verizon’s quiet enjoyment as a tenant on the CCA and CCGT sites, and such rights terminate should Verizon cease to occupy the sites.

Reporting Requirements Under the Indentures Governing the Company’s Debt Securities (the “Indentures”) and the Certificate of Designations Governing the Company’s 12¾% Senior Exchangeable Preferred Stock (the “Certificate”)

The following information (as such capitalized terms are defined in the Indentures and the Certificate) is presented solely as a requirement of the Indentures and the Certificate; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	June 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$276,145	$183,557	$—	$459,702
Other current assets	135,965	111,080	—	247,045
Property and equipment, net	3,118,727	1,651,650	—	4,770,377
Investments in Unrestricted Subsidiaries	1,880,955	—	(1,880,955)	—
Goodwill	211,694	925,870	—	1,137,564
Other assets, net	115,376	24,257	—	139,633

	$5,738,862	$2,896,414	$(1,880,955)	$6,754,321

Current liabilities	$207,646	$175,201	$—	$382,847
Long-term debt, less current maturities	2,627,677	530,786	—	3,158,463
Other liabilities	44,793	152,642	—	197,435
Minority interests	45,285	156,830	—	202,115
Redeemable preferred stock	729,937	—	—	729,937
Stockholders’ equity	2,083,524	1,880,955	(1,880,955)	2,083,524

	$5,738,862	$2,896,414	$(1,880,955)	$6,754,321

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$106,900	$117,301	$224,201	$210,021	$230,904	$440,925
Costs of operations (exclusive of depreciation, amortization and accretion)	41,350	59,583	100,933	82,131	117,104	199,235
General and administrative	19,614	4,524	24,138	37,234	9,096	46,330
Corporate development	918	—	918	2,538	—	2,538
Restructuring charges	2,314	35	2,349	2,314	35	2,349
Asset write-down charges	1,361	19	1,380	1,361	19	1,380
Non-cash general and administrative compensation charges	5,202	2,493	7,695	7,036	3,090	10,126
Depreciation, amortization and accretion	50,107	30,406	80,513	101,042	59,828	160,870

Operating income (loss)	(13,966)	20,241	6,275	(23,635)	41,732	18,097
Interest and other income (expense)	736	(11,118)	(10,382)	(44)	(11,980)	(12,024)
Interest expense and amortization of deferred financing costs	(59,985)	(12,591)	(72,576)	(119,755)	(25,459)	(145,214)
Provision for income taxes	(127)	(3,291)	(3,418)	(243)	(7,141)	(7,384)
Minority interests	1,042	(1,772)	(730)	1,722	(3,009)	(1,287)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(451)	(1,584)	(2,035)

Net income (loss)	$(72,300)	$(8,531)	$(80,831)	$(142,406)	$(7,441)	$(149,847)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under (1) the indenture governing the 10 5/8% Discount Notes and the Certificate (the “1997 and 1998 Securities”) and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11¼% Discount Notes, the 9½% Senior Notes, the 10¾% Senior Notes and the 9 3/8% Senior Notes (the “1999, 2000 and 2001 Securities”):

	1997 and 1998 Securities	1999, 2000 and 2001 Securities
	(In thousands of dollars)
Tower Cash Flow, for the three months ended June 30, 2003	$54,258	$54,258

Consolidated Cash Flow, for the twelve months ended June 30, 2003	$170,498	$176,547
Less: Tower Cash Flow, for the twelve months ended June 30, 2003	(209,254)	(209,254)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2003	217,032	217,032

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2003	$178,276	$184,325

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. We have adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4.1 million for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on our consolidated balance sheet), the recognition of asset retirement costs amounting to $1.4 million (included in property and equipment on our consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2.0 million (net of related income tax benefits of $0.6 million). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on our consolidated statement of operations) amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. At June 30, 2003, liabilities for contingent retirement obligations amounted to $4.4 million. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $3.3 million at January 1, 2002.

In November 2002, the FASB’s Emerging Issues Task Force released its final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which multiple revenue-generating activities will be performed, including the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We will adopt the provisions of EITF 00-21 as of July 1, 2003, and do not expect that such adoption will have a significant effect on our consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. We have adopted the disclosure requirements of SFAS 148 as of December 31, 2002. On January 1, 2003, we adopted the fair value method of accounting for stock-based employee compensation using the “prospective” method of transition as provided by SFAS 148. Under this transition method, we will recognize compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46 are immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective as of the beginning of the first interim period after June 15, 2003. We will adopt the provisions of FIN 46 as of July 1, 2003, and do not expect that such adoption will have a significant effect on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 are effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the requirements of SFAS 150 on July 1, 2003. We have not yet determined the effect that SFAS 150 will have on our consolidated financial statements; however, we expect that some or all of our redeemable preferred stock issues will be classified as liabilities upon adoption of SFAS 150. In addition, the dividends on any redeemable preferred stock issues that are classified as liabilities will be included in interest expense on our consolidated statement of operations beginning on July 1, 2003.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2003 would impact our interest expense by approximately $9.0 million. As of June 30, 2003, we have approximately $1,019.4 million of floating rate indebtedness, of which $150.0 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK’s and CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are generally limited to foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and believe that foreign currency exchange risk is not significant to our operations.

ITEM 4.    CONTROLS AND PROCEDURES

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company’s periodic reports under the Securities Exchange Act of 1934.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 29, 2003, at which meeting the stockholders voted to elect Carl Ferenbach, Ari Q. Fitzgerald, John P. Kelly and William D. Strittmatter as Class II Directors and ratified the appointment of KPMG LLP as independent public accountants for 2003. The voting results for each proposal submitted to a vote is as listed below.

Election of Class II Directors

Carl Ferenbach—183,889,959 votes for and 4,376,649 votes withheld.

Ari Q. Fitzgerald—130,786,218 votes for and 57,480,390 votes withheld.

John P. Kelly—186,427,868 votes for and 1,838,740 votes withheld.

William D. Strittmatter—182,921,265 votes for and 5,345,343 votes withheld.

The other directors whose term of office as a director continued after the meeting are: Randall A. Hack, Edward C. Hutcheson, Jr. and J. Landis Martin as Class III directors; and Dale N. Hatfield, Lee W. Hogan and Robert F. McKenzie as Class I directors.

Ratification of Appointment of KPMG LLP as Independent Auditors for 2003

181,998,293 votes for, 6,166,935 votes against and 101,380 votes abstaining.

The holders of the Company’s 8¼% Convertible Preferred Stock were entitled to vote on an as converted basis on each of the proposals with the common stock, voting as a single class, and such votes are included in the voting results of the common stock set forth for each of the proposals above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

11.1	Computation of Net Loss Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated May 2, 2003 with the SEC on May 6, 2003 reporting under Item 5 agreements entered into relating to the Crown Castle Atlantic Joint Venture and the Crown Castle GT Joint Venture.

The Registrant filed a Current Report on Form 8-K dated May 5, 2003 with the SEC on May 6, 2003 furnishing under Item 9 a press release dated May 5, 2003 disclosing the Company’s financial results for the first quarter of 2003.

The Registrant filed a Current Report on Form 8-K dated May 30, 2003 with the SEC on June 2, 2003 furnishing under Item 9 a press release dated May 30, 2003 disclosing that the Company had elected to redeem its 10 5/8% Senior Discount Notes due 2007 and disclosing certain adjustments to its previously provided financial guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 12, 2003	By:	/S/ W. BENJAMIN MORELAND

W. Benjamin Moreland Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 12, 2003	By:	/S/ WESLEY D. CUNNINGHAM

Wesley D. Cunningham Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)