Form 10-Q
period 2003-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2003-11-12
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to

Commission File Number 001-16441

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

Yes ☒    No ☐

Number of shares of common stock outstanding at November 1, 2003: 219,850,211

CROWN CASTLE INTERNATIONAL CORP.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$516,172	$255,672
Receivables:
Trade, net of allowance for doubtful accounts of $15,309 and $12,366 at December 31, 2002 and September 30, 2003, respectively	125,950	89,121
Other	9,914	962
Short-term investments	115,697	—
Inventories	45,616	25,310
Prepaid expenses and other current assets	53,732	67,590

Total current assets	867,081	438,655
Property and equipment, net of accumulated depreciation of $880,711 and $1,128,365 at December 31, 2002 and September 30, 2003, respectively	4,828,033	4,708,688
Goodwill	1,067,041	1,142,357
Deferred financing costs and other assets, net of accumulated amortization of $47,453 and $53,756 at December 31, 2002 and September 30, 2003, respectively	130,446	141,007

	$6,892,601	$6,430,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,852	$47,168
Accrued interest	59,811	33,323
Accrued compensation and related benefits	14,661	14,273
Deferred rental revenues and other accrued liabilities	208,195	228,232
Long-term debt, current maturities	14,250	37,750

Total current liabilities	360,769	360,746
Long-term debt, less current maturities	3,212,710	3,117,488
Redeemable preferred stock	—	46,769
Other liabilities	183,227	200,674

Total liabilities	3,756,706	3,725,677

Commitments and contingencies
Minority interests	171,383	202,486
Redeemable preferred stock	756,014	506,367
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2002—215,983,294 and September 30, 2003— 219,435,948	2,160	2,194
Additional paid-in capital	3,315,215	3,320,046
Accumulated other comprehensive income (loss)	39,323	123,535
Unearned stock compensation	—	(7,925)
Accumulated deficit	(1,148,200)	(1,441,673)

Total stockholders’ equity	2,208,498	1,996,177

	$6,892,601	$6,430,707

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net revenues:
Site rental and broadcast transmission	$166,343	$198,387	$498,559	$572,817
Network services and other	61,081	37,190	175,013	103,685

	227,424	235,577	673,572	676,502

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental and broadcast transmission	70,591	77,046	198,603	224,086
Network services and other	47,388	27,984	136,960	80,179
General and administrative	21,461	23,556	71,981	69,886
Corporate development	2,060	1,039	6,032	3,577
Restructuring charges (credits)	657	(1,058)	6,609	1,291
Asset write-down charges	14,540	6,137	47,246	7,517
Non-cash general and administrative compensation charges	1,351	10,444	3,991	20,570
Depreciation, amortization and accretion	77,280	80,389	225,167	241,259

	235,328	225,537	696,589	648,365

Operating income (loss)	(7,904)	10,040	(23,017)	28,137
Other income (expense):
Interest and other income (expense)	20,579	(34,845)	18,329	(46,869)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(78,127)	(70,788)	(230,834)	(216,002)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(65,452)	(95,593)	(235,522)	(234,734)
Provision for income taxes	(101)	(4,236)	(5,444)	(11,620)
Minority interests	(75)	151	3,347	(1,136)

Loss before cumulative effect of change in accounting principle	(65,628)	(99,678)	(237,619)	(247,490)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	—	—	—	(2,035)

Net loss	(65,628)	(99,678)	(237,619)	(249,525)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	29,932	(9,496)	(11,034)	(43,948)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(35,696)	$(109,174)	$(248,653)	$(293,473)

Net loss	$(65,628)	$(99,678)	$(237,619)	$(249,525)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,963	10,123	43,153	80,432
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(4,325)	67	(6,978)	(1,408)
Amounts reclassified into results of operations	1,554	1,810	4,421	5,188

Comprehensive income (loss)	$(65,436)	$(87,678)	$(197,023)	$(165,313)

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.50)	$(1.14)	$(1.35)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss	$(0.16)	$(0.50)	$(1.14)	$(1.36)

Common shares outstanding—basic and diluted (in thousands)	216,656	216,621	218,991	216,516

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(237,619)	$(249,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	225,167	241,259
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	74,859	55,807
Non-cash general and administrative compensation charges	3,991	20,570
Losses (gains) on purchases and redemption of long-term debt	(29,998)	18,858
Losses on purchases of preferred stock	—	18,718
Minority interests and loss on issuance of interest in joint venture	(3,347)	9,250
Asset write-down charges	47,246	7,517
Cumulative effect of change in accounting principle	—	2,035
Equity in losses (earnings) and write-downs of unconsolidated affiliates	27,710	807
Changes in assets and liabilities:
Decrease in receivables	31,812	48,563
Decrease in inventories, prepaid expenses and other assets	6,447	8,207
Increase (decrease) in deferred rental revenues and other liabilities	(4,295)	6,216
Decrease in accrued interest	(28,467)	(26,432)
Decrease in accounts payable	(31,133)	(17,796)

Net cash provided by operating activities	82,373	144,054

Cash flows from investing activities:
Maturities of investments	250,963	171,760
Proceeds from disposition of property and equipment	22,476	11,692
Capital expenditures	(237,279)	(95,215)
Purchases of investments	(157,804)	(56,063)
Investments in affiliates and other	(13,940)	(13,245)
Acquisition of assets and minority interest in joint venture	(1,197)	(5,873)

Net cash provided by (used for) investing activities	(136,781)	13,056

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	230,000
Proceeds from issuance of capital stock	909	4,532
Purchases of capital stock	(45,453)	(281,468)
Purchases and redemption of long-term debt	(45,300)	(251,867)
Net borrowings (payments) under revolving credit agreements	(50,000)	(108,150)
Principal payments on long-term debt	(15,245)	(9,500)
Incurrence of financing costs	—	(7,441)

Net cash used for financing activities	(155,089)	(423,894)

Effect of exchange rate changes on cash	10,214	6,284

Net decrease in cash and cash equivalents	(199,283)	(260,500)
Cash and cash equivalents at beginning of period	804,602	516,172

Cash and cash equivalents at end of period	$605,319	$255,672

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisition of minority interest (see Note 5):
Fair value of net assets recorded, including goodwill and other intangible assets	$—	$18,607
Minority interest acquired	—	55,381
Minority interest issued	—	(68,115)
Supplemental disclosure of cash flow information:
Interest paid	$183,128	$177,971
Income taxes paid	298	328

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

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2002 and 2003, and the consolidated cash flows for the nine months ended September 30, 2002 and 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(65,628)	$(99,678)	$(237,619)	$(249,525)
Add: Stock-based employee compensation expense included in reported net loss	1,351	10,444	3,991	20,570
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,214)	(13,913)	(24,402)	(31,578)

Net loss, as adjusted	(72,491)	(103,147)	(258,030)	(260,533)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	29,932	(9,496)	(11,034)	(43,948)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(42,559)	$(112,643)	$(269,064)	$(304,481)

Loss per common share—basic and diluted:
As reported	$(0.16)	$(0.50)	$(1.14)	$(1.36)

As adjusted	$(0.20)	$(0.52)	$(1.23)	$(1.41)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company has adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4,062,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $1,391,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2,035,000 (net of related income tax benefits of $636,000). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $108,000 and $316,000 for the three and nine months ended September 30, 2003, respectively. At September 30, 2003, liabilities for contingent retirement obligations amounted to $4,488,000. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $3,330,000 at January 1, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company has adopted the requirements of SFAS 146 as of January 1, 2003. See Note 11.

In November 2002, the FASB’s Emerging Issues Task Force released its final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which multiple revenue-generating activities will be performed, including the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 as of July 1, 2003, and such adoption did not have a significant effect on its consolidated financial statements.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46 were immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 15, 2003. The Company will adopt the provisions of FIN 46 as of December 31, 2003, and does not expect that such adoption will have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12¾% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8¼% Convertible Preferred Stock and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12¾% Exchangeable Preferred Stock are included in interest expense on its consolidated statement of operations beginning on July 1, 2003. See Note 6.

3.    Goodwill and Other Intangible Assets

A summary of goodwill by operating segment is as follows:

	Nine Months Ended September 30, 2003
	CCUSA	CCUK	Crown Atlantic	Consolidated Total
	(In thousands of dollars)
Balance at beginning of period	$164,023	$847,641	$55,377	$1,067,041
Goodwill acquired	48,281	—	—	48,281
Goodwill written off related to sale of subsidiary	(610)	—	—	(610)
Effect of exchange rate changes	—	27,645	—	27,645

Balance at end of period	$211,694	$875,286	$55,377	$1,142,357

During the fourth quarter of 2002, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company’s reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline was a function of the Company’s reduced forecasts for site leasing and antenna installation revenues, as indicated by its operating results for 2002. The Company’s operating results for the nine months ended September 30, 2003 do not indicate any further decline in the estimated fair value of its reporting units. However, the Company has been closely monitoring, and intends to continue to monitor, the performance of its reporting units in 2003 in order to assess whether a goodwill impairment is indicated, and has included the results of the joint venture transactions with Verizon Communications in its most recent evaluations (see Note 5). Future declines in the Company’s site leasing and network services business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of the Company’s goodwill.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets is as follows:

	Nine Months Ended September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$26,000	$(12,935)	$13,065
Other intangible assets acquired	4,005	—	4,005
Amortization expense	—	(1,255)	(1,255)

Balance at end of period	$30,005	$(14,190)	$15,815

Estimated aggregate amortization expense:
Year ending December 31, 2003		$1,719

Years ending December 31, 2004 through 2007		$1,852

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

4.    Long-term Debt

Long-term debt consists of the following:

	December 31, 2002	September 30, 2003
	(In thousands of dollars)
2000 Credit Facility	$700,000	$690,500
CCUK Credit Facility	144,855	74,790
Crown Atlantic Credit Facility	250,000	215,000
9% Guaranteed Bonds due 2007	201,188	207,750
10 5/8% Senior Discount Notes due 2007	239,160	—
4% Convertible Senior Notes due 2010	—	230,000
10 3/8% Senior Discount Notes due 2011, net of discount	390,905	421,711
9% Senior Notes due 2011	165,700	165,700
11¼% Senior Discount Notes due 2011, net of discount	170,777	185,412
9½% Senior Notes due 2011	114,265	114,265
10¾% Senior Notes due 2011	442,885	442,885
9 3/8% Senior Notes due 2011	407,225	407,225

	3,226,960	3,155,238
Less: current maturities	(14,250)	(37,750)

	$3,212,710	$3,117,488

CCUK Credit Facility

During the nine months ended September 30, 2003, CCUK repaid £45,000,000 (approximately $73,150,000) in outstanding borrowings under the CCUK Credit Facility. CCUK utilized cash provided by its operations to effect these repayments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crown Atlantic Credit Facility

During the nine months ended September 30, 2003, Crown Atlantic repaid $35,000,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect these repayments.

10 5/8% Senior Discount Notes due 2007 (the “10 5/8% Discount Notes”)

On May 30, 2003, the Company announced that it had elected to redeem all of the 10 5/8% Discount Notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, the Company utilized $255,537,000 of its cash to redeem the $239,160,000 in outstanding principal amount of the 10 5/8% Discount Notes, including accrued interest thereon of $3,670,000. The redemption resulted in a loss of $18,858,000 for the three and nine months ended September 30, 2003, consisting of the write-off of unamortized deferred financing costs ($6,151,000) and the redemption premium ($12,707,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations. The redemption of the 10 5/8% Discount Notes, combined with the issuance of the 4% Convertible Senior Notes (as discussed below), will result in decreased interest expense of approximately $16,211,000 per year.

4% Convertible Senior Notes due 2010 (the “4% Convertible Senior Notes”)

On July 2, 2003, the Company issued $230,000,000 aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223,100,000 (after underwriting discounts of $6,900,000). The proceeds from the sale of these securities were used to fund a portion of the redemption price for the 10 5/8% Discount Notes. Semi-annual interest payments for the 4% Convertible Senior Notes are due on each January 15 and July 15, beginning on January 15, 2004. The maturity date of the 4% Convertible Senior Notes is July 15, 2010.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	September 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$68,296	$187,376	$—	$255,672
Other current assets	75,982	107,001	—	182,983
Property and equipment, net	3,069,092	1,639,596	—	4,708,688
Investments in Unrestricted Subsidiaries	1,887,716	—	(1,887,716)	—
Goodwill	211,694	930,663	—	1,142,357
Other assets, net	117,256	23,751	—	141,007

	$5,430,036	$2,888,387	$(1,887,716)	$6,430,707

Current liabilities	$169,455	$191,291	$—	$360,746
Long-term debt, less current maturities	2,619,948	497,540	—	3,117,488
Redeemable preferred stock (included in total liabilities)	46,769	—	—	46,769
Other liabilities	46,393	154,281	—	200,674
Minority interests	44,927	157,559	—	202,486
Redeemable preferred stock	506,367	—	—	506,367
Stockholders’ equity	1,996,177	1,887,716	(1,887,716)	1,996,177

	$5,430,036	$2,888,387	$(1,887,716)	$6,430,707

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$108,654	$126,923	$235,577	$318,675	$357,827	$676,502
Costs of operations (exclusive of depreciation, amortization and accretion)	40,511	64,519	105,030	122,642	181,623	304,265
General and administrative	18,563	4,993	23,556	55,797	14,089	69,886
Corporate development	1,039	—	1,039	3,577	—	3,577
Restructuring charges (credits)	(734)	(324)	(1,058)	1,580	(289)	1,291
Asset write-down charges	1,991	4,146	6,137	3,352	4,165	7,517
Non-cash general and administrative compensation charges	5,549	4,895	10,444	12,585	7,985	20,570
Depreciation, amortization and accretion	50,123	30,266	80,389	151,165	90,094	241,259

Operating income (loss)	(8,388)	18,428	10,040	(32,023)	60,160	28,137
Interest and other income (expense)	(38,660)	3,815	(34,845)	(38,704)	(8,165)	(46,869)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(58,599)	(12,189)	(70,788)	(178,354)	(37,648)	(216,002)
Provision for income taxes	(85)	(4,151)	(4,236)	(328)	(11,292)	(11,620)
Minority interests	881	(730)	151	2,603	(3,739)	(1,136)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(451)	(1,584)	(2,035)

Net income (loss)	$(104,851)	$5,173	$(99,678)	$(247,257)	$(2,268)	$(249,525)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under (1) the Certificate (the “1998 Securities”) and (2) the indentures governing the 10 3/8% Discount

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes, the 9% Senior Notes, the 11¼% Discount Notes, the 9½% Senior Notes, the 10¾% Senior Notes and the 9 3/8% Senior Notes (the “1999, 2000 and 2001 Securities”):

	1998 Securities	1999, 2000 and 2001 Securities
	(In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2003	$57,559	$57,559

Consolidated Cash Flow, for the twelve months ended September 30, 2003	$178,902	$183,930
Less: Tower Cash Flow, for the twelve months ended September 30, 2003	(217,836)	(217,836)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2003	230,236	230,236

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2003	$191,302	$196,330

Letters of Credit

In July of 2003, CCUK issued a revised letter of credit to British Telecom in connection with a site acquisition agreement. The letter of credit was issued through one of CCUSA’s lenders in the amount of £28,800,000 (approximately $47,866,000) and had an expiration date of October 31, 2003. In October of 2003, CCUK reached agreement to amend certain provisions of its agreements with British Telecom. Under the terms of these revised agreements, CCUK will not be required to make any further site access fee payments to British Telecom and the letter of credit was cancelled.

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

Pursuant to the Agreements, the Company acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of the Company’s common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63,576,000), representing consideration for the Verizon partner’s interest in the operating assets held by Crown Castle GT, (2) $5,873,000 in cash, representing the working capital of Crown Castle GT allocable to the Verizon partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two joint ventures (for which the Company’s proportion of their estimated fair value aggregated $11,636,000). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the joint venture interests was determined based on the current financial performance of Crown Castle GT’s tower sites, using a valuation multiple derived from the current market performance of the Company’s common stock.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On or after July 1, 2007, the exercise of the put right by Verizon or the call right by the Company will require the Company to purchase all of Verizon’s equity interests in Crown Atlantic for cash equal to the then fair market value of such interest. Verizon retains certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. These protective rights will remain in place after the Crown Atlantic put or call right is exercised. The protective rights relate primarily to ensuring Verizon’s quiet enjoyment as a tenant on the Crown Atlantic and Crown Castle GT sites, and such rights terminate should Verizon cease to occupy the sites.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following (see Note 2):

	December 31, 2002	September 30, 2003
	(In thousands of dollars)
Amounts classified as liabilities:
12¾% Senior Exchangeable Preferred Stock; shares issued and outstanding:
September 30, 2003—46,522 (stated at mandatory redemption and aggregate liquidation value)	$—	$46,769

Amounts classified between liabilities and stockholders’ equity:
12¾% Senior Exchangeable Preferred Stock; shares issued and outstanding:
December 31, 2002—249,325 (stated at mandatory redemption and aggregate liquidation value)	$250,650	$—
8¼% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	196,204	196,511
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	309,160	309,856

	$756,014	$506,367

During the nine months ended September 30, 2003, the Company purchased 221,898 shares of its 12¾% Senior Exchangeable Preferred Stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $221,898,000. The Company utilized $240,267,000 in cash ($9,422,000 from an Unrestricted investment subsidiary and $230,845,000 from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $18,369,000. Of that amount, (1) $349,000 in net gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share, and (2) $18,718,000 in net losses are included in other expense due to the reclassification of the 12¾% Senior Exchangeable Preferred Stock to liabilities upon adoption of SFAS 150 (see Note 2). These preferred stock purchases will result in decreased dividends of approximately $29,919,000 per year. The Company has issued a notice of redemption for the remaining outstanding shares of its 12¾% Senior Exchangeable Preferred Stock. On December 15, 2003, such shares will be redeemed by the Company at a price of 106.375% of the liquidation preference (see Note 12).

In March, June and September of 2003, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 1,825,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, the Company repurchased the 1,825,000 shares of common stock from the dividend paying agent for a total of $12,382,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchases. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2003, the Company granted 5,840,187 shares of restricted common stock to its executives and certain employees. These restricted shares had a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $23,761,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. At September 30, 2003, future charges related to the restricted shares amounted to $7,925,000 (presented as unearned stock compensation in stockholders’ equity on the Company’s consolidated balance sheet).

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

On July 30, 2003, the market performance of the Company’s common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of the Company’s common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $7,825,000 during the third quarter of 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 552,000 of such shares of common stock (at a price of $9.88 per share) for a total of $5,454,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares, the market price of the Company’s common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

8.    Per Share Information

Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants, convertible preferred stock and convertible senior notes for the diluted computation.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle	$(65,628)	$(99,678)	$(237,619)	$(247,490)
Dividends on preferred stock	(19,874)	(9,496)	(60,840)	(44,297)
Gains (losses) on purchases of preferred stock	49,806	—	49,806	349

Loss before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(35,696)	(109,174)	(248,653)	(291,438)
Cumulative effect of change in accounting principle	—	—	—	(2,035)

Net loss applicable to common stock for basic and diluted computations	$(35,696)	$(109,174)	$(248,653)	$(293,473)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	216,656	216,621	218,991	216,516

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.50)	$(1.14)	$(1.35)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss	$(0.16)	$(0.50)	$(1.14)	$(1.36)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares as of September 30, 2003: (1) options to purchase 20,659,436 shares of common stock at exercise prices ranging from $-0- to $39.75 per share, (2) warrants to purchase 639,990 shares of common stock at an exercise price of $7.50 per share, (3) warrants to purchase 1,000,000 shares of common stock at an exercise price of $26.875 per share, (4) shares of the Company’s 8¼% Cumulative Convertible Redeemable Preferred Stock which are convertible into 7,441,860 shares of common stock, (5) shares of the Company’s 6.25% Convertible Preferred Stock which are convertible into 8,625,084 shares of common stock, (6) 1,889,607 shares of restricted common stock and (7) the Company’s 4% Convertible Senior Notes which are convertible into 21,237,303 shares of common stock. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

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

10.    Operating Segments

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs and dividends on preferred stock, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments.

The financial results for the Company’s operating segments are as follows:

	Three Months Ended September 30, 2003
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$87,880	$6,740	$78,260	$25,507	$—	$198,387
Network services and other	12,999	1,035	19,794	3,362	—	37,190

	100,879	7,775	98,054	28,869	—	235,577

Costs of operations (exclusive of depreciation, amortization and accretion)	37,237	3,274	54,790	9,729	—	105,030
General and administrative	11,985	2,037	2,134	1,445	5,955	23,556
Corporate development	—	—	—	—	1,039	1,039

Adjusted EBITDA	51,657	2,464	41,130	17,695	(6,994)	105,952
Restructuring charges (credits)	(734)	—	—	(324)	—	(1,058)
Asset write-down charges	1,991	—	—	4,146	—	6,137
Non-cash general and administrative compensation charges	2,798	—	4,239	656	2,751	10,444
Depreciation, amortization and accretion	45,708	4,141	19,543	10,561	436	80,389

Operating income (loss)	1,894	(1,677)	17,348	2,656	(10,181)	10,040
Interest and other income (expense)	(168)	218	259	145	(35,299)	(34,845)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(7,852)	(922)	(8,380)	(3,809)	(49,825)	(70,788)
Provision for income taxes	—	(85)	(4,151)	—	—	(4,236)
Minority interests	—	881	—	(730)	—	151

Net income (loss)	$(6,126)	$(1,585)	$5,076	$(1,738)	$(95,305)	$(99,678)

Capital expenditures	$3,164	$735	$15,525	$2,165	$28	$21,617

Total assets (at period end)	$3,139,787	$318,231	$1,984,402	$790,551	$197,736	$6,430,707

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$255,981	$18,868	$222,209	$75,759	$—	$572,817
Network services and other	41,149	2,677	49,741	10,118	—	103,685

	297,130	21,545	271,950	85,877	—	676,502

Costs of operations (exclusive of depreciation, amortization and accretion)	113,442	9,200	149,002	32,621	—	304,265
General and administrative	38,048	5,385	5,726	4,569	16,158	69,886
Corporate development	—	—	—	—	3,577	3,577

Adjusted EBITDA	145,640	6,960	117,222	48,687	(19,735)	298,774
Restructuring charges (credits)	1,580	—	—	(289)	—	1,291
Asset write-down charges	3,352	—	—	4,165	—	7,517
Non-cash general and administrative compensation charges	6,675	—	6,637	1,348	5,910	20,570
Depreciation, amortization and accretion	138,368	11,869	58,187	31,419	1,416	241,259

Operating income (loss)	(4,335)	(4,909)	52,398	12,044	(27,061)	28,137
Interest and other income (expense)	353	615	(931)	(7,957)	(38,949)	(46,869)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(24,774)	(2,757)	(26,074)	(11,574)	(150,823)	(216,002)
Provision for income taxes	—	(328)	(11,292)	—	—	(11,620)
Minority interests	(15)	2,618	—	(3,739)	—	(1,136)
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	(57)	(1,484)	(100)	—	(2,035)

Net income (loss)	$(29,165)	$(4,818)	$12,617	$(11,326)	$(216,833)	$(249,525)

Capital expenditures	$11,233	$1,995	$74,513	$7,357	$117	$95,215

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2002
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenue:
Site rental and broadcast transmission	$80,950	$6,350	$55,230	$23,813	$—	$166,343
Network services and other	34,031	627	19,226	7,197	—	61,081

	114,981	6,977	74,456	31,010	—	227,424

Costs of operations (exclusive of depreciation and amortization)	58,902	2,560	43,752	12,765	—	117,979
General and administrative	13,690	1,328	1,342	1,328	3,773	21,461
Corporate development	—	—	—	—	2,060	2,060

Adjusted EBITDA	42,389	3,089	29,362	16,917	(5,833)	85,924
Restructuring charges (credits)	(151)	—	284	(50)	574	657
Asset write-down charges	9,601	—	—	2,586	2,353	14,540
Non-cash general and administrative compensation charges	532	—	479	—	340	1,351
Depreciation and amortization	46,401	3,547	16,464	10,386	482	77,280

Operating income (loss)	(13,994)	(458)	12,135	3,995	(9,582)	(7,904)
Interest and other income (expense)	(57)	(14)	1,017	79	19,554	20,579
Interest expense and amortization of deferred financing costs	(9,658)	(864)	(7,419)	(4,809)	(55,377)	(78,127)
Provision for income taxes	—	(108)	7	—	—	(101)
Minority interests	74	748	—	(897)	—	(75)

Net income (loss)	$(23,635)	$(696)	$5,740	$(1,632)	$(45,405)	$(65,628)

Capital expenditures	$8,791	$420	$23,259	$5,471	$62	$38,003

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2002
	CCUSA	CCAL	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$240,524	$17,533	$171,094	$69,408	$—	$498,559
Network services and other	108,885	1,836	44,105	20,187	—	175,013

	349,409	19,369	215,199	89,595	—	673,572

Costs of operations (exclusive of depreciation and amortization)	170,414	7,642	118,993	38,514	—	335,563
General and administrative	42,605	4,107	9,415	4,058	11,796	71,981
Corporate development	—	—	—	—	6,032	6,032

Adjusted EBITDA	136,390	7,620	86,791	47,023	(17,828)	259,996
Restructuring charges (credits)	(428)	—	4,014	(50)	3,073	6,609
Asset write-down charges	33,919	—	431	10,543	2,353	47,246
Non-cash general and administrative compensation charges	1,595	—	1,375	—	1,021	3,991
Depreciation and amortization	137,651	10,166	44,863	30,999	1,488	225,167

Operating income (loss)	(36,347)	(2,546)	36,108	5,531	(25,763)	(23,017)
Interest and other income (expense)	(1,372)	281	(3,433)	250	22,603	18,329
Interest expense and amortization of deferred financing costs	(28,805)	(2,553)	(21,380)	(14,207)	(163,889)	(230,834)
Provision for income taxes	—	(298)	(5,146)	—	—	(5,444)
Minority interests	1,350	2,027	—	(30)	—	3,347

Net income (loss)	$(65,174)	$(3,089)	$6,149	$(8,456)	$(167,049)	$(237,619)

Capital expenditures	$81,776	$4,563	$128,403	$22,146	$391	$237,279

11.    Restructuring Charges and Asset Write-Down Charges

For the nine months ended September 30, 2002, the Company recorded cash charges of $4,014,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges related to staff redundancies ($3,683,000) and the disposition of certain service lines ($331,000). For the nine months ended September 30, 2002, the Company also recorded cash charges of $3,073,000 related primarily to additional employee severance payments at its corporate office in connection with the July 2001 restructuring.

The continued execution of the October 2002 restructuring plan lead to further headcount reductions in the U.S. business during the second quarter of 2003. As a result, the Company reduced its U.S. workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of its locations. The actions taken for this restructuring were substantially completed at June 30, 2003. In connection with this restructuring, the Company recorded cash charges of $2,349,000 during the second quarter of 2003 related to employee severance payments and lease termination costs. At December 31, 2002 and September 30, 2003, other accrued liabilities includes $5,839,000 and $3,585,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$1,295	$360	$464	$341	$2,460
Costs of office closures and other	2,480	525	374	—	3,379

	3,775	885	838	341	5,839

Amounts charged (credited) to expense:
Employee severance	1,078	—	(79)	—	999
Costs of office closures and other	502	—	(210)	—	292

Total restructuring charges (credits)	1,580	—	(289)	—	1,291

Amounts paid:
Employee severance	(1,685)	(150)	(316)	(244)	(2,395)
Costs of office closures and other	(611)	(375)	(164)	—	(1,150)

	(2,296)	(525)	(480)	(244)	(3,545)

Amounts accrued at end of period:
Employee severance	688	210	69	97	1,064
Costs of office closures and other	2,371	150	—	—	2,521

	$3,059	$360	$69	$97	$3,585

During the nine months ended September 30, 2002, the Company abandoned a portion of its construction in process related to certain open projects, cancelled certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. As a result, the Company recorded asset write-down charges of $33,919,000 for CCUSA, $10,543,000 for Crown Atlantic and $2,353,000 for the corporate office. For the nine months ended September 30, 2002, the Company also recorded asset write-down charges of $431,000 for CCUK related to certain inventories and property and equipment.

During the nine months ended September 30, 2003, the Company abandoned an additional portion of its construction in process and certain other assets and recorded asset write-down charges of $3,352,000 for CCUSA and $4,165,000 for Crown Atlantic.

12.    Subsequent Events

2000 Credit Facility

On October 10, 2003, the Company entered into an amendment of the 2000 Credit Facility. The amended credit agreement consists of two term loan facilities and a revolving line of credit aggregating $1,642,500,000. After closing of the amended credit agreement, the Term A loan has a balance of $192,500,000, the Term B loan has a balance of $1,100,000,000, and there are no amounts drawn under the $350,000,000 revolving line of credit. The amount of available borrowings will decrease by stated amounts at the end of each calendar quarter beginning on (1) December 31, 2003 for the Term B loan and the revolving line of credit and (2) June 30, 2004 for the Term A loan. Any remaining borrowings under the Term A loan and the revolving line of credit must be repaid on September 15, 2007. Any remaining borrowings under the Term B loan must be repaid on September 30, 2010.

Under the amended credit agreement, borrowings from the Term A loan and the revolving line of credit bear interest at rates per annum, at the Company’s election, equal to the bank’s prime rate plus a margin of 1.75% or a Eurodollar interbank offered rate (LIBOR) plus a margin of 2.75%. The interest rate margins on the Term A loan and the revolving line of credit may be reduced by up to 1.00% (non-cumulatively) based on a financial test, determined quarterly. Borrowings from the Term B loan bear interest at rates per annum, at the Company’s election,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equal to the bank’s prime rate plus a margin of 2.50% or LIBOR plus a margin of 3.50%. The interest rate margins on the Term B loan may be reduced by up to 0.25% (non-cumulatively) based on a financial test, determined quarterly.

Upon closing of the amended credit agreement, the Company received $702,000,000 in gross proceeds from the increased Term B loan. The Company utilized (1) $100,000,000 of such proceeds to reduce the outstanding borrowings under the Term A loan and (2) $58,968,000 of such proceeds to repay the remaining amounts borrowed under the CCUK Credit Facility, including accrued interest and fees. In addition, on November 10, 2003, the Company will use approximately $248,300,000 of such proceeds to redeem CCUK’s 9% Guaranteed Bonds, including accrued interest and redemption premiums. The remaining proceeds from the increased Term B loan will be used for general corporate purposes, including the purchase of the Company’s public debt securities and its 12¾% Senior Exchangeable Preferred Stock. In connection with the amendment of the 2000 Credit Agreement and the retirement of CCUK’s indebtedness, the Company has designated CCUK as a restricted subsidiary for purposes of the amended credit agreement as well as under the Company’s bond indentures.

Purchases of the Company’s Debt Securities

In October of 2003, the Company purchased debt securities with an aggregate principal amount and carrying value of $18,178,000 in public market transactions. The Company utilized $20,147,000 of its cash to effect these debt purchases. The debt purchases resulted in losses of $2,397,000 which will be included in interest and other income (expense) on the Company’s consolidated statement of operations for the fourth quarter of 2003. These debt purchases will result in decreased interest expense of $1,884,000 per year.

Redeemable Preferred Stock

In October of 2003, the Company purchased 1,000 shares of its 12¾% Senior Exchangeable Preferred Stock in a public market transaction. Such shares of preferred stock had an aggregate redemption amount and carrying value of $1,000,000. The Company utilized $1,090,000 of its cash to effect this preferred stock purchase. The preferred stock purchase resulted in a loss of $90,000.

On October 28, 2003, the Company issued a notice of redemption for the remaining outstanding shares of its 12¾% Senior Exchangeable Preferred Stock. On December 15, 2003, such shares will be redeemed at a price of 106.375% of the liquidation preference. On the redemption date, such remaining shares will have an aggregate redemption and liquidation value of approximately $46,973,000. The Company will utilize approximately $49,968,000 of its cash to effect this redemption. Such redemption will result in a loss of approximately $2,995,000 (see Note 6).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of September 30, 2003 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2002 and 2003. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Liquidity and Capital Resources—Factors That Could Affect Future Results”.

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

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2003
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$166,343	73.1%	$198,387	84.2%	$498,559	74.0%	$572,817	84.7%
Network services and other	61,081	26.9	37,190	15.8	175,013	26.0	103,685	15.3

Total net revenues	227,424	100.0	235,577	100.0	673,572	100.0	676,502	100.0

Operating expenses:
Costs of operations:
Site rental and broadcast transmission	70,591	42.4	77,046	38.8	198,603	39.8	224,086	39.1
Network services and other	47,388	77.6	27,984	75.2	136,960	78.3	80,179	77.3

Total costs of operations	117,979	51.9	105,030	44.6	335,563	49.8	304,265	45.0
General and administrative	21,461	9.4	23,556	10.0	71,981	10.7	69,886	10.3
Corporate development	2,060	0.9	1,039	0.4	6,032	0.9	3,577	0.5
Restructuring charges (credits)	657	0.3	(1,058)	(0.4)	6,609	1.0	1,291	0.2
Asset write-down charges	14,540	6.4	6,137	2.6	47,246	7.0	7,517	1.1
Non-cash general and administrative compensation charges	1,351	0.6	10,444	4.4	3,991	0.6	20,570	3.1
Depreciation, amortization and accretion	77,280	34.0	80,389	34.1	225,167	33.4	241,259	35.7

Operating income (loss)	(7,904)	(3.5)	10,040	4.3	(23,017)	(3.4)	28,137	4.1
Other income (expense):
Interest and other income (expense)	20,579	9.1	(34,845)	(14.8)	18,329	2.7	(46,869)	(6.9)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(78,127)	(34.4)	(70,788)	(30.1)	(230,834)	(34.3)	(216,002)	(31.9)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(65,452)	(28.8)	(95,593)	(40.6)	(235,522)	(35.0)	(234,734)	(34.7)
Provision for income taxes	(101)	(0.1)	(4,236)	(1.8)	(5,444)	(0.8)	(11,620)	(1.7)
Minority interests	(75)	—	151	0.1	3,347	0.5	(1,136)	(0.2)

Loss before cumulative effect of change in accounting principle	(65,628)	(28.9)	(99,678)	(42.3)	(237,619)	(35.3)	(247,490)	(36.6)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	—	—	(2,035)	(0.3)

Net loss	$(65,628)	(28.9)%	$(99,678)	(42.3)%	$(237,619)	(35.3)%	$(249,525)	(36.9)%

Comparison of Three Months Ended September 30, 2003 and 2002

Consolidated revenues for the three months ended September, 2003 were $235.6 million, an increase of $8.2 million from the three months ended September 30, 2002. This increase was primarily attributable to:

(1)	a $32.0 million, or 19.3%, increase in site rental and broadcast transmission revenues, of which $23.0 million was attributable to CCUK, $1.7 million was attributable to Crown Atlantic, $6.9 million was attributable to CCUSA and $0.4 million was attributable to CCAL,

(2)	a $0.6 million increase in network services and other revenues from CCUK, and

(3)	a $0.4 million increase in network services and other revenues from CCAL, partially offset by

(4)	a $21.0 million decrease in network services and other revenues from CCUSA, and

(5)	a $3.8 million decrease in network services and other revenues from Crown Atlantic.

The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In addition, CCUK’s site rental and broadcast transmission revenues for the three months ended September 30, 2003 include (1) approximately $10.5 million in revenues related to Freeview, which was launched in the fourth quarter of 2002, and (2) approximately $5.1 million in revenues related to amended site commitment agreements with Hutchison 3G UK Limited (“3”). Under terms of the amended agreements with 3, CCUK has modified the commitment from 3 to co-locate on 1,350 CCUK sites. As of September 30, 2003, 3 was co-located on 889 CCUK sites and will pay an additional approximately $13.4 million in net present value through December 31, 2004 (including the $5.1 million received in September 2003) to reserve access to the additional 461 sites. As 3 locates its equipment on CCUK sites, 3 will pay site rental revenue to CCUK based on the configuration of the 3 equipment installed. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants, along with our strategic decision to reduce our US network services offerings to primarily the management of antenna installations on our sites and radio frequency planning and testing. We expect that network services and other revenues will continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Costs of operations for the three months ended September 30, 2003 were $105.0 million, a decrease of $12.9 million from the three months ended September 30, 2002. This decrease was primarily attributable to:

(1)	a $19.8 million decrease in network services costs related to CCUSA, and

(2)	a $2.5 million decrease in network services costs from Crown Atlantic, partially offset by

(3)	a $6.5 million net increase in site rental and broadcast transmission costs, of which $8.2 million was attributable to CCUK and $0.6 million was attributable to CCAL, partially offset by decreases of $1.8 million attributable to CCUSA and $0.6 million attributable to Crown Atlantic,

(4)	a $2.8 million increase in network services costs from CCUK, and

(5)	a $0.1 million increase in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 38.8% for the three months ended September 30, 2003 from 42.4% for the three months ended September 30, 2002, because of higher margins from the CCUSA, CCUK and Crown Atlantic operations, partially offset by lower margins from the CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 75.2% for the three months ended September 30, 2003 from 77.6% for the three months ended September 30, 2002 because of higher margins from the CCUSA and Crown Atlantic operations, partially offset by lower margins from the CCUK operations.

The growth of CCUK’s operations relative to CCUSA and Crown Atlantic has increased the impact that CCUK’s margins have on our consolidated results, and CCUK’s margins tend to be lower than our US businesses due to the higher costs associated with our UK broadcast business and the costs from the revenue sharing component of leases for land and rooftop sites in the UK. Such costs for revenue sharing will increase on certain sites to be developed in the future under amended agreements with British Telecom (see “—Liquidity and Capital Resources”).

General and administrative expenses for the three months ended September 30, 2003 were $23.6 million, an increase of $2.1 million from the three months ended September 30, 2002. This increase was primarily attributable to:

(1)	a $2.2 million increase in expenses at our corporate office segment, related primarily to new business initiatives we are pursuing,

(2)	a $0.7 million increase in expenses at CCAL,

(3)	a $0.8 million increase in expenses at CCUK, and

(4)	a $0.1 million increase in expenses at Crown Atlantic, partially offset by

(5)	a $1.7 million decrease in expenses related to the CCUSA operations.

General and administrative expenses as a percentage of revenues increased to 10.0% for the three months ended September 30, 2003 from 9.4% for the three months ended September 30, 2002, primarily because of higher overhead costs at our corporate office segment.

Corporate development expenses for the three months ended September 30, 2003 were $1.0 million, compared to $2.1 million for the three months ended September 30, 2002. This decrease was primarily attributable to a decrease in salary costs.

During the three months ended September 30, 2003, we recorded cash restructuring credits of $1.1 million, compared to cash restructuring charges of $0.7 million for the three months ended September 30, 2002. Such charges and credits related to employee severance payments and costs of office closures.

During the three months ended September 30, 2003, we recorded asset write-down charges of $2.0 million for CCUSA and $4.1 million for Crown Atlantic. Such non-cash charges related to the abandonment of a portion of our construction in process and certain other assets. During the three months ended September 30, 2002, we recorded asset write-down charges of $9.6 million for CCUSA, $2.6 million for Crown Atlantic and $2.4 million at our corporate office. Such non-cash charges related to the abandonment of a portion of our construction in process for certain open projects, the cancellation of certain build-to-suit agreements and write-downs of the related construction in process, write-downs of certain inventories, and write-downs of three office buildings.

During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline was a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Our operating results for the nine months ended September 30, 2003 do not indicate any further decline in the estimated fair value of our reporting units. However, we have been closely monitoring, and intend to continue to monitor, the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated, and have included the results of the joint venture transactions with Verizon Communications in our most recent evaluations (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”). Future declines in our site leasing and network services business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

For the three months ended September 30, 2003, we recorded non-cash general and administrative compensation charges of $10.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $1.4 million for the three months ended September 30, 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees. On July 30, 2003, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of our common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.8 million during the third quarter of 2003. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares, the market price of our common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

Depreciation, amortization and accretion for the three months ended September 30, 2003 was $80.4 million, an increase of $3.1 million from the three months ended September 30, 2002. This increase was primarily attributable to:

(1)	a $3.1 million increase in depreciation related to property and equipment from CCUK and

(2)	a $0.6 million increase in depreciation related to property and equipment from CCAL, partially offset by

(3)	a $0.7 million decrease in depreciation related to property and equipment from CCUSA.

Interest and other income (expense) for the three months ended September 30, 2003 resulted primarily from:

(1)	a loss of approximately $18.9 million from the redemption of the 10 5/8% discount notes (see “—Liquidity and Capital Resources”),

(2)	losses of approximately $18.7 million from purchases of shares of our 12¾% exchangeable preferred stock (see “—Liquidity and Capital Resources”), and

(3)	costs incurred in connection with unsuccessful investment projects, partially offset by

(4)	our share of a gain from an unconsolidated affiliate and

(5)	interest income and foreign exchange gains from invested cash balances.

Interest expense, amortization of deferred financing costs and dividends on preferred stock for the three months ended September 30, 2003 was $70.8 million, a decrease of $7.3 million, or 9.4%, from the three months ended September 30, 2002. This decrease was primarily attributable to:

(1)	purchases of our debt securities in 2002,

(2)	the redemption of the 10 5/8% discount notes in July 2003 (see “—Liquidity and Capital Resources”),

(3)	reductions in outstanding bank indebtedness at Crown Atlantic, and

(4)	lower interest rates on bank indebtedness at CCUSA and Crown Atlantic, partially offset by

(5)	the issuance of the 4% senior notes in July 2003 (see “—Liquidity and Capital Resources”), and

(6)	dividends on the 12¾% exchangeable preferred stock (see “—Impact of Recently Issued Accounting Standards”).

The provision for income taxes of $4.2 million for the three months ended September 30, 2003 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

Minority interests represent the minority partner’s 37.245% interest in Crown Atlantic’s operations and the minority shareholder’s 22.4% interest in the CCAL operations. See “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”.

Comparison of Nine Months Ended September 30, 2003 and 2002

Consolidated revenues for the nine months ended September 30, 2003 were $676.5 million, an increase of $2.9 million from the nine months ended September 30, 2002. This increase was primarily attributable to:

(1)	a $74.3 million, or 14.9%, increase in site rental and broadcast transmission revenues, of which $51.1 million was attributable to CCUK, $6.4 million was attributable to Crown Atlantic, $1.3 million was attributable to CCAL and $15.5 million was attributable to CCUSA,

(2)	a $5.6 million increase in network services and other revenues from CCUK, and

(3)	a $0.8 million increase in network services and other revenues from CCAL, partially offset by

(4)	a $67.7 million decrease in network services and other revenues from CCUSA, and

(5)	a $10.1 million decrease in network services and other revenues from Crown Atlantic.

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

Costs of operations for the nine months ended September 30, 2003 were $304.3 million, a decrease of $31.3 million from the nine months ended September 30, 2002. This decrease was primarily attributable to:

(1)	a $59.0 million decrease in network services costs related to CCUSA and

(2)	a $6.6 million decrease in network services costs from Crown Atlantic, partially offset by

(3)	a $25.5 million increase in site rental and broadcast transmission costs, of which $21.7 million was attributable to CCUK, $0.7 million was attributable to Crown Atlantic, $2.0 million was attributable to CCUSA and $1.1 million was attributable to CCAL,

(4)	an $8.3 million increase in network services costs from CCUK, and

(5)	a $0.5 million increase in network services costs from CCAL.

Costs of operations for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 39.1% for the nine months ended September 30, 2003 from 39.8% for the nine months ended September 30, 2002, because of higher margins from the CCUK, CCUSA and Crown Atlantic operations, partially offset by lower margins from the CCAL operations. Costs of operations for network services and other as a percentage of network services and other revenues decreased to 77.3% for the nine months ended September 30, 2003 from 78.3% for the nine months ended September 30, 2002 because of higher margins from the CCUSA, CCAL and Crown Atlantic operations, partially offset by lower margins from the CCUK operations.

The growth of CCUK’s operations relative to CCUSA and Crown Atlantic has increased the impact that CCUK’s margins have on our consolidated results, and CCUK’s margins tend to be lower than our US businesses due to the higher costs associated with our UK broadcast business and the costs from the revenue sharing component of leases for land and rooftop sites in the UK. Such costs for revenue sharing will increase on certain sites to be developed in the future under amended agreements with British Telecom (see “—Liquidity and Capital Resources”).

General and administrative expenses for the nine months ended September 30, 2003 were $69.9 million, a decrease of $2.1 million from the nine months ended September 30, 2002. This decrease was primarily attributable to:

(1)	a $4.6 million decrease in expenses related to the CCUSA operations and

(2)	a $3.7 million decrease in expenses at CCUK, partially offset by

(3)	a $1.3 million increase in expenses at CCAL,

(4)	a $0.5 million increase in expenses at Crown Atlantic, and

(5)	a $4.4 million increase in expenses at our corporate office segment, related primarily to new business initiatives we are pursuing.

General and administrative expenses as a percentage of revenues decreased to 10.3% for the nine months ended September 30, 2003 from 10.7% for the nine months ended September 30, 2002, primarily because of lower overhead costs as a percentage of revenues for CCUK. CCUK’s general and administrative expenses for the nine months ended September 30, 2002 include a charge of approximately $2.6 million for a bad debt provision related to the ITV Digital liquidation.

Corporate development expenses for the nine months ended September 30, 2003 were $3.6 million, compared to $6.0 million for the nine months ended September 30, 2002. This decrease was primarily attributable to a decrease in salary costs.

During the nine months ended September 30, 2003, we recorded cash restructuring charges of $1.3 million. Such charges related to employee severance payments and lease termination costs. For the nine months ended September 30, 2002, we recorded cash restructuring charges of $4.0 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff redundancies and the disposition of certain service lines. For the nine months ended September 30, 2002, we also recorded cash charges of $3.1 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring.

During the nine months ended September 30, 2003, we recorded asset write-down charges of $3.3 million for CCUSA and $4.2 million for Crown Atlantic. Such non-cash charges related to the abandonment of a portion of our construction in process and certain other assets. During the nine months ended September 30, 2002, we recorded asset write-down charges of $33.9 million for CCUSA, $10.5 million for Crown Atlantic and $2.4 million at our corporate office. Such non-cash charges related to the abandonment of a portion of our construction in process for certain open projects, the cancellation of certain build-to-suit agreements and write-downs of the related construction in process, write-downs of certain inventories, and write-downs of three office buildings. For the nine months ended September 30, 2002, we also recorded asset write-down charges of $0.4 million for CCUK related to certain inventories and property and equipment.

During the fourth quarter of 2002, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. However, the amount by which the estimated fair value for CCUSA exceeded its carrying value had declined since January 1, 2002. This decline was a function of our reduced forecasts for site leasing and antenna installation revenues, as indicated by our operating results for 2002. Our operating results for the nine months ended September 30, 2003 do not indicate any further decline in the estimated fair value of our reporting units. However, we have been closely monitoring, and intend to continue to monitor, the performance of our reporting units in 2003 in order to assess whether a goodwill impairment is indicated, and have included the results of the joint venture transactions with Verizon Communications in our most recent evaluations (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”). Future declines in our site leasing and network services business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

For the nine months ended September 30, 2003, we recorded non-cash general and administrative compensation charges of $20.6 million related to the issuance of stock and stock options to certain employees and executives, compared to $4.0 million for the nine months ended September 30, 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees and the issuance of common stock to the non-executive members of our Board of Directors. On April 29, 2003, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This first target level was reached when the market price of our common stock closed at or above $5.54 per share for twenty consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.3 million during the second quarter of 2003. On July 30, 2003, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of our common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.8 million during the third quarter of 2003. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares, the market price of our common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

Depreciation, amortization and accretion for the nine months ended September 30, 2003 was $241.3 million, an increase of $16.1 million from the nine months ended September 30, 2002. This increase was primarily attributable to:

(1)	a $13.3 million increase in depreciation related to property and equipment from CCUK,

(2)	a $0.7 million increase in depreciation related to property and equipment from CCUSA,

(3)	a $1.7 million increase in depreciation related to property and equipment from CCAL, and

(4)	a $0.4 million increase in depreciation related to property and equipment from Crown Atlantic.

Interest and other income (expense) for the nine months ended September 30, 2003 resulted primarily from:

(1)	a loss of approximately $18.9 million from the redemption of the 10 5/8% discount notes (see “—Liquidity and Capital Resources”),

(2)	losses of approximately $18.7 million from purchases of shares of our 12¾% exchangeable preferred stock (see “—Liquidity and Capital Resources”),

(3)	a loss on the issuance of the interest in Crown Atlantic of $8.1 million (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”),

(4)	our share of losses incurred by unconsolidated affiliates and

(5)	costs incurred in connection with unsuccessful investment projects, partially offset by

(6)	interest income and foreign exchange gains from invested cash balances.

Interest expense, amortization of deferred financing costs and dividends on preferred stock for the nine months ended September 30, 2003 was $216.0 million, a decrease of $14.8 million, or 6.4%, from the nine months ended September 30, 2002. This decrease was primarily attributable to:

(1)	purchases of our debt securities in 2002,

(2)	the redemption of the 10 5/8% discount notes in July 2003 (see “—Liquidity and Capital Resources”),

(3)	reductions in outstanding bank indebtedness at Crown Atlantic, and

(4)	lower interest rates on bank indebtedness at CCUSA and Crown Atlantic, partially offset by

(5)	the issuance of the 4% senior notes in July 2003 (see “—Liquidity and Capital Resources”), and

(6)	dividends on the 12¾% exchangeable preferred stock (see “—Impact of Recently Issued Accounting Standards”).

The provision for income taxes of $11.6 million for the nine months ended September 30, 2003 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

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

Liquidity and Capital Resources

Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years’ levels, in connection with the further improvement, maintenance and selective expansion of our existing tower portfolios. During 2003, we expect that the majority of our discretionary capital expenditures (excluding the required site access fee payment made to British Telecom, as discussed below) will occur at CCUK in connection with the development of the sites acquired from British Telecom and selected expansion of certain broadcast infrastructure for additional services.

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

Our goal is to maximize net cash from operating activities and fund all capital spending and debt service from our operating cash flow in 2003, without reliance on additional borrowing or the use of our cash and liquid investments. However, due to the risk factors outlined above, there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, we seek to lower our interest expense by reducing outstanding debt balances. Such reductions can be made either by using a portion of our existing cash balances to purchase our debt securities, or with attractive refinancing opportunities.

For the nine months ended September 30, 2002 and 2003, our net cash provided by operating activities was $82.4 million and $144.1 million, respectively. The increase for 2003 is largely due to improved collections of accounts receivable, other improvements in working capital and growth in our core site leasing and broadcast business. There can be no assurance that accounts receivable collections or working capital improvements will continue to have a positive impact on net cash provided by operating activities. For the nine months ended

September 30, 2002 and 2003, our net cash used for financing activities was $155.1 million and $423.9 million, respectively. For the year ending December 31, 2003, we expect that our net cash provided by operating activities will be between approximately $184.0 million and $194.0 million, as compared to $208.9 million for the year ended December 31, 2002. This expected decline is largely due to (1) approximately $16.4 million in cash interest payments on the 10 5/8% discount notes, which did not begin until May of 2003, and (2) the acceleration of approximately $11.6 million in interest payments due to the redemption of the CCUK bonds which will occur in November of 2003. For the year ending December 31, 2004, we expect that our cash interest payments will total approximately $213.6 million, compared to approximately $216.1 million for the year ending December 31, 2003.

Capital expenditures were $95.2 million for the nine months ended September 30, 2003, of which $0.1 million were for CCIC, $11.2 million were for CCUSA, $7.4 million were for Crown Atlantic, $74.5 million were for CCUK and $2.0 million were for CCAL. We anticipate that we will build, for the full year of 2003, approximately 15 to 20 towers in the United States at a cost of approximately $4.4 million and approximately 175 to 225 tower sites (primarily improvements to CCUK’s rooftop sites) in the United Kingdom at a cost of approximately $12.0 million. We also expect to spend approximately $30.0 million for tower improvements, including enhancements to the structural capacity of our towers in order to support the anticipated leasing, and approximately $40.0 million for maintenance activities. For the year ending December 31, 2003, we expect that our total capital expenditures will be between approximately $119.0 million and $123.0 million (including the $33.2 million site access fee payment made to British Telecom, as discussed below). As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above.

In March of 2003, CCUK paid £21.2 million (approximately $33.2 million) of the final £50.0 million site access fee payment due to British Telecom. In addition, CCUK had reached agreement with British Telecom to defer the remaining £28.8 million (approximately $47.9 million) payment until the end of October 2003. In October of 2003, CCUK reached agreement to amend certain provisions of its agreements with British Telecom. Under the terms of these amended agreements, CCUK will not be required to make the remaining £28.8 million site access fee payment to British Telecom. The revised agreements allow CCUK to continue to develop British Telecom exchange sites with British Telecom funding the common area capital expenditures required to develop the sites and CCUK receiving 40% of the revenue of all co-located tenants on the sites developed. No revisions were made to the financial arrangements associated with the British Telecom sites developed prior to October 1, 2003.

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

During the nine months ended September 30, 2003, we disposed of two office buildings and received proceeds of approximately $11.7 million. In addition, we paid approximately $12.6 million to the Federal Communications Commission for the purchase of 5 MHz of spectrum.

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

As of September 30, 2003, we had consolidated cash and cash equivalents of $255.7 million (including $22.1 million at CCUSA, $81.2 million at CCUK, $8.9 million at Crown Atlantic, $17.4 million at CCAL, $97.3 million in an unrestricted investment subsidiary and $28.8 million at CCIC), consolidated long-term debt of $3,155.2 million, consolidated redeemable preferred stock of $553.1 million (including $46.8 million classified as liabilities and $506.3 million classified between liabilities and stockholders’ equity on our consolidated balance sheet) and consolidated stockholders’ equity of $1,996.2 million.

In the first nine months of 2003, Crown Atlantic and CCUK repaid $35.0 million and $73.2 million, respectively, in outstanding borrowings under their credit facilities. Crown Atlantic and CCUK utilized cash provided by their operations to effect these repayments.

In March, June and September of 2003, we paid our quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 1.8 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, we repurchased the 1.8 million shares of common stock from the dividend paying agent for a total of $12.4 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchases. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

From March through October of 2003, we purchased additional shares of our 12 3/4% exchangeable preferred stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $222.9 million. We utilized $241.4 million in cash ($9.4 million from an unrestricted investment subsidiary and $232.0 million from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $18.5 million. These preferred stock purchases will result in decreased dividends of approximately $30.1 million per year. We have issued a notice of redemption for the remaining outstanding shares of our 12¾% exchangeable preferred stock. On December 15, 2003, we will redeem such shares at a price of 106.375% of the liquidation preference. On the redemption date, such remaining shares will have an aggregate redemption and liquidation value of approximately $47.0 million. We will utilize approximately $50.0 million of our cash to effect this redemption.

In October of 2003, we purchased debt securities with an aggregate principal amount and carrying value of $18.2 million in public market transactions. We utilized $20.1 million of our cash to effect these debt purchases. The debt purchases resulted in losses of $2.4 million which will be included in interest and other income (expense) on our consolidated statement of operations for the fourth quarter of 2003. These debt purchases will result in decreased interest expense of $1.9 million per year.

In April and July of 2003, the restrictions expired with respect to the first two thirds of the outstanding restricted common shares that had been issued during the first quarter of 2003 (see “—Results of Operation”). Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased approximately 1.1 million of such shares of common stock (approximately 0.6 million shares at a price of $6.22 per share and approximately 0.5 million shares at a price of $9.88 per share) for a total of $9.0 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchases.

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

As of November 1, 2003, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $119.5 million. As of November 1, 2003, our restricted U.S. and Australian subsidiaries had approximately $350.0 million of unused borrowing availability under the amended 2000 credit facility (as discussed below). Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

On May 30, 2003, we announced that we had elected to redeem all of the 10 5/8% discount notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, we utilized $255.5 million of our cash to redeem the $239.2 million in outstanding principal amount of the 10 5/8% discount notes, including accrued interest thereon of $3.7 million. The redemption resulted in a loss of $18.9 million for the three and nine months ended September 30, 2003, consisting of the write-off of unamortized deferred financing costs ($6.2 million) and the redemption premium ($12.7 million). Such loss is included in interest and other income (expense) on our consolidated statement of operations. The redemption of the 10 5/8% discount notes, combined with the issuance of the 4% senior notes (as discussed below), will result in decreased interest expense of approximately $16.2 million per year.

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

On October 10, 2003, we entered into an amendment of the 2000 credit facility. The amended credit agreement consists of two term loan facilities and a revolving line of credit aggregating $1.6 billion. After closing of the amended credit agreement, the Term A loan has a balance of $192.5 million, the Term B loan has a balance of $1.1 billion, and there are no amounts drawn under the $350.0 million revolving line of credit. The maturity date of the Term B loan was extended to September 30, 2010. Upon closing of the amended credit agreement, we received $702.0 million in gross proceeds from the increased Term B loan. We utilized (1) $100.0 million of such proceeds to reduce the outstanding borrowings under the Term A loan and (2) $59.0 million of such proceeds to repay the remaining amounts borrowed under the CCUK credit facility, including accrued interest and fees. In addition, on November 10, 2003, we will use approximately $248.3 million of such proceeds to redeem the CCUK bonds, including accrued interest and redemption premiums. The remaining proceeds from the increased Term B loan will be used for general corporate purposes, including the purchase of our public debt securities and our 12¾% exchangeable preferred stock. In connection with the amendment of the 2000 credit facility and the retirement of CCUK’s indebtedness, we have designated CCUK as a restricted subsidiary for purposes of the amended credit agreement as well as under our bond indentures.

If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 9% senior notes, our 9½% senior notes, our 10¾% senior notes, our 9 3/8% senior notes and our 4% senior notes require annual cash interest payments of approximately $14.6 million, $10.9 million, $46.1 million, $38.2 million and $9.2 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 11¼% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 11¼% discount notes will require annual cash interest payments of approximately $46.6 million and $22.8 million, respectively. In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts could be substantial.

As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use capital raised in debt and equity offerings, to fund its debt obligations, including interest payments on the cash-pay notes and eventually the 10 3/8% discount notes and the 11¼% discount notes. The terms of the indebtedness of our subsidiaries limit their ability to distribute cash to CCIC. Subject to certain financial covenants, the terms of the amended 2000 credit facility permit the distribution of funds to CCIC in order for it to pay (1) up to $17.5 million of its annual corporate overhead expenses and (2) interest payments on its existing indebtedness. There can be no assurance, however, that our subsidiaries will generate sufficient cash from their operations to make all of such permitted distributions. As a result, we could be required to apply a portion of the net proceeds from the debt offerings to fund interest payments on the notes. If we do not retain sufficient funds from the offerings or any future financing, we may not be able to make our interest payments on the notes.

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

Pursuant to the Agreements, we acquired all of Verizon’s equity interests in CCGT (11.0% after the distribution of the shares of our common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in CCA (with an estimated fair value of $63.6 million), representing consideration for the Verizon CCGT partner’s interest in the operating assets held by CCGT, (2) approximately $5.9 million in cash, representing the working capital of CCGT allocable to the Verizon CCGT partner’s interest reduced by the working capital of CCA allocable to the 13.3% equity interest in CCA transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two joint ventures (for which our proportion of their estimated fair value aggregated $11.6 million). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the joint venture interests was determined based on the current financial performance of CCGT’s tower sites, using a valuation multiple derived from the current market performance of our common stock.

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

On or after July 1, 2007, the exercise of the put right by Verizon or the call right by us will require us to purchase all of Verizon’s equity interests in CCA for cash equal to the then fair market value of such interest. Verizon retains certain protective rights regarding the tower networks held by both CCA and CCGT. These protective rights will remain in place after the CCA put or call right is exercised. The protective rights relate primarily to ensuring Verizon’s quiet enjoyment as a tenant on the CCA and CCGT sites, and such rights terminate should Verizon cease to occupy the sites.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	September 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$68,296	$187,376	$—	$255,672
Other current assets	75,982	107,001	—	182,983
Property and equipment, net	3,069,092	1,639,596	—	4,708,688
Investments in Unrestricted Subsidiaries	1,887,716	—	(1,887,716)	—
Goodwill	211,694	930,663	—	1,142,357
Other assets, net	117,256	23,751	—	141,007

	$5,430,036	$2,888,387	$(1,887,716)	$6,430,707

Current liabilities	$169,455	$191,291	$—	$360,746
Long-term debt, less current maturities	2,619,948	497,540	—	3,117,488
Redeemable preferred stock (included in total liabilities)	46,769	—	—	46,769
Other liabilities	46,393	154,281	—	200,674
Minority interests	44,927	157,559	—	202,486
Redeemable preferred stock	506,367	—	—	506,367
Stockholders’ equity	1,996,177	1,887,716	(1,887,716)	1,996,177

	$5,430,036	$2,888,387	$(1,887,716)	$6,430,707

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$108,654	$126,923	$235,577	$318,675	$357,827	$676,502
Costs of operations (exclusive of depreciation, amortization and accretion)	40,511	64,519	105,030	122,642	181,623	304,265
General and administrative	18,563	4,993	23,556	55,797	14,089	69,886
Corporate development	1,039	—	1,039	3,577	—	3,577
Restructuring charges (credits)	(734)	(324)	(1,058)	1,580	(289)	1,291
Asset write-down charges	1,991	4,146	6,137	3,352	4,165	7,517
Non-cash general and administrative compensation charges	5,549	4,895	10,444	12,585	7,985	20,570
Depreciation, amortization and accretion	50,123	30,266	80,389	151,165	90,094	241,259

Operating income (loss)	(8,388)	18,428	10,040	(32,023)	60,160	28,137
Interest and other income (expense)	(38,660)	3,815	(34,845)	(38,704)	(8,165)	(46,869)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(58,599)	(12,189)	(70,788)	(178,354)	(37,648)	(216,002)
Provision for income taxes	(85)	(4,151)	(4,236)	(328)	(11,292)	(11,620)
Minority interests	881	(730)	151	2,603	(3,739)	(1,136)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(451)	(1,584)	(2,035)

Net income (loss)	$(104,851)	$5,173	$(99,678)	$(247,257)	$(2,268)	$(249,525)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under (1) the Certificate (the “1998 Securities”) and (2) the indentures governing the 10 3/8% Discount Notes, the 9% Senior Notes, the 11¼% Discount Notes, the 9½% Senior Notes, the 10¾% Senior Notes and the 9 3/8% Senior Notes (the “1999, 2000 and 2001 Securities”):

	1998 Securities	1999, 2000 and 2001 Securities
	(In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2003	$57,559	$57,559

Consolidated Cash Flow, for the twelve months ended September 30, 2003	$178,902	$183,930
Less: Tower Cash Flow, for the twelve months ended September 30, 2003	(217,836)	(217,836)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2003	230,236	230,236

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2003	$191,302	$196,330

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. We have adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4.1 million for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on our consolidated balance sheet), the recognition of asset retirement costs amounting to $1.4 million (included in property and equipment on our consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2.0 million (net of related income tax benefits of $0.6 million). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on our consolidated statement of operations) amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2003, respectively. At September 30, 2003, liabilities for contingent retirement obligations amounted to $4.5 million. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $3.3 million at January 1, 2002.

In November 2002, the FASB’s Emerging Issues Task Force released its final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which multiple revenue-generating activities will be performed, including the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted the provisions of EITF 00-21 as of July 1, 2003, and such adoption did not have a significant effect on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN were immediately effective for variable interest entities created, or invested in, after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions of FIN 46 are effective for the first interim or annual period ending after December 31, 2003. We will adopt the provisions of FIN 46 as of December 31, 2003, and do not expect that such adoption will have a significant effect on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the requirements of SFAS 150 as of July 1, 2003. We determined that (1) our 12¾% exchangeable preferred stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) our 8¼% convertible preferred stock and our 6.25% convertible preferred stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on our 12¾% exchangeable preferred stock are included in interest expense on our consolidated statement of operations beginning on July 1, 2003.

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our substantial level of indebtedness could adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	If we are unable to service our indebtedness, our indebtedness may be accelerated.

•	Fluctuations in market interest rates could increase interest expense related to our floating rate indebtedness.

•	Our business depends on the demand for wireless communications, which may be lower and slower than anticipated.

•	An economic and telecommunications industry slowdown could materially and adversely affect our business and the business of our customers.

•	We may be unable to successfully manage our existing operations as we grow.

•	The loss, consolidation or financial instability of any of our limited number of customers could materially decrease revenues.

•	Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.

•	We operate in a competitive industry and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for towers and wireless communications sites.

•	2.5G/3G and other technologies, including digital terrestrial television, may not deploy or be adopted by customers as rapidly or in the manner projected.

•	Carrier consolidation or reduced carrier expansion may significantly reduce the demand for towers and wireless communication sites.

•	Network sharing and other agreements among our customers may act as alternatives to leasing sites from us.

•	Demand for our network services business is very volatile which causes our network services operating results to vary significantly for any particular period.

•	We have historically experienced consolidated net losses, and we anticipate that we will continue to experience consolidated net losses in the foreseeable future. There can be no assurances that we will not experience greater consolidated net losses in the future.

•	We may need additional financing for strategic growth opportunities which may not be available.

•	We generally lease or sublease the land under our towers and may not be able to maintain these leases at commercially viable rates. The loss of any of our ground leases could also result in retirement obligations.

•	Laws and regulations, which could change at any time, govern our business and industry, and we could fail to comply with these laws and regulations.

•	We could suffer from future claims if radio frequency emissions from equipment on our towers are demonstrated to cause negative health effects.

•	Our international operations expose us to changes in foreign currency exchange rates.

•	We are heavily dependent on our senior management.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws could make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances, including as dividends, of a substantial number of shares of our common stock could adversely affect the market price of our common stock.

•	Disputes with customers and suppliers may adversely affect our results.

•	The carrying value of our sites and related goodwill may be subject to impairment in the future if we are unable to add sufficient additional tenants to the sites.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2003 would impact our interest expense by approximately $10.1 million. As of November 1, 2003, we have approximately $1,507.5 million of floating rate indebtedness, of which $140.8 million has been effectively converted to fixed rate indebtedness through the use of interest rate swap agreements.

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

(b) Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated July 31, 2003 with the SEC on August 1, 2003 furnishing under Item 12 a press release dated July 31, 2003 disclosing the Company’s financial results for the second quarter of 2003.

The Registrant filed a Current Report on Form 8-K dated October 10, 2003 with the SEC on October 10, 2003 reporting under Item 5 (1) completion of an amended $1.6 billion credit facility, (2) certain changes to its capital structure and (3) completion of negotiations in the UK with British Telecommunications plc to eliminate $48 million of site acquisition obligations and with Hutchison 3G UK Limited (“3”) to amend the minimum site commitment under the agreements with 3.

The Registrant filed a Current Report on Form 8-K dated October 28, 2003 with the SEC on October 29, 2003 furnishing under Item 12 a press release dated October 28, 2003 disclosing the Company’s financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: November 12, 2003	By:	/s/ W. BENJAMIN MORELAND

W. Benjamin Moreland Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 12, 2003	By:	/s/ WESLEY D. CUNNINGHAM

Wesley D. Cunningham Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)