Form 10-K
period 2003-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2004-03-10
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-16441

CROWN CASTLE INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Bering Drive Suite 500 Houston, Texas	77057-1457 (Zip Code)
(Address of principal executive offices)

(713) 570-3000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,051.4 million as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $7.77 per share.

Applicable Only to Corporate Registrants

As of February 26, 2004, there were 221,325,639 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2004 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

CROWN CASTLE INTERNATIONAL CORP.

PRELIMINARY NOTE: This Annual Report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Purposes of Forward-Looking Statements” and “Item 1. Business—Risk Factors” for descriptions of important factors which could cause actual results to differ materially from those contained in the forward-looking statements.

PART I

Item 1. Business

Overview

We own, operate and lease towers and co-locatable rooftop sites (collectively, “sites”), and transmission networks for wireless communications and broadcast transmission. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of December 31, 2003, we owned, leased or managed 15,517 sites, including 10,642 sites in the United States and Puerto Rico, 3,487 sites in the United Kingdom and 1,388 sites in Australia. Our customers currently include many of the world’s major wireless communications and broadcast companies, including Verizon Wireless, the British Broadcasting Corporation (“BBC”), Cingular, T-Mobile, Hutchison 3G UK Limited (“3”), Nextel, Sprint PCS, AT&T Wireless, O2, National Transcommunications Limited (“NTL”), Orange, Airwave, Vodafone, SingTel Optus (“Optus”) and British Sky Broadcasting Limited (“BSkyB”).

Our strategy is to increase our recurring revenue by increasing the utilization of our sites by wireless and broadcast companies, and, where appropriate, to continue to build, acquire and operate new towers and wireless and transmission networks and infrastructure, through opportunities created by:

•	the need for existing wireless carriers to expand coverage and improve network capacity;

•	the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry;

•	the introduction of new wireless technologies including broadband data and third generation (“3G”) technology;

•	our development of adjacent businesses which complement our existing businesses and assets; and

•	the transfer to third parties, or outsourcing, of tower ownership and management by wireless carriers.

Our main businesses are leasing (including via licensing) antenna space on our wireless and broadcast sites that can accommodate multiple tenants (“co-location”) and operating shared analog and digital broadcast transmission networks. A key component of our strategy is to promote sharing of wireless sites and broadcast transmission infrastructure. We also provide certain network services relating to sites or other wireless infrastructure for our customers, including project management of antenna installations.

Our primary business in the U.S. is the leasing of antenna space on our towers to wireless carriers. Our U.S. site portfolio consists primarily of towers in various metropolitan areas. As of December 31, 2003, 52% of our U.S. towers were located in the 50 largest basic trading areas, or “BTAs”, in the U.S., and 70% of our U.S. towers were located in the 100 largest BTAs. See “Business—The Company—U.S. Operations.”

Our primary businesses in the U.K., which are conducted through our wholly-owned subsidiary Crown Castle UK Limited, or “CCUK”, are the leasing of antenna space on our sites to wireless carriers and the operation of television and radio broadcast transmission networks. We lease antenna space to wireless carriers and broadcasters in the U.K. (1) on towers we acquired from the BBC and wireless carriers or that we have constructed and (2) on rooftop installations constructed on sites acquired from British Telecommunications PLC (“BT”). In connection with and following our 1997 acquisition of the BBC’s broadcast and tower infrastructure, we were awarded long-term contracts to provide the BBC and other broadcasters analog and digital television and radio transmission services. Following the grant to CCUK of operator licenses with respect to two digital terrestrial television (“DTT”) multiplexes in the U.K., in October 2002, CCUK, in conjunction with the BBC and BSkyB, launched a multi-channel DTT free-to-air broadcast service in the U.K. under the brand “Freeview.” See “Business—The Company—U.K. Operations.”

Our primary business in Australia, which is conducted through Crown Castle Australia Pty Ltd, or “CCAL”, is the leasing of antenna space on our towers to wireless carriers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd on behalf of a group of professional and institutional investors led by Jump Capital Limited. See “Business—The Company—Australia Operations”.

We believe our sites are attractive to a diverse range of wireless communications industries, including personal communications services (PCS), cellular, enhanced specialized mobile radio, specialized mobile radio, 3G, paging, and fixed point-to-point radio, as well as radio and television broadcasting. In the U.S. our major customers include Verizon Wireless, Cingular, T-Mobile, Nextel, Sprint PCS and AT&T Wireless. In the U.K. our major customers include the BBC, 3, T-Mobile, O2, NTL, Orange, Airwave, Vodafone and BSkyB. Our principal customers in Australia are Optus, Vodafone Australia, Hutchison and Telstra.

Growth Strategy

Our objective is to be the leading owner and operator of towers, transmission networks and other infrastructure for wireless communications and broadcasting. We believe our experience in expanding, marketing and operating our sites, as well as our experience in owning and operating analog and digital transmission networks, positions us to accomplish this objective. The key elements of our business strategy are to:

•	Grow Revenue Organically. We are seeking to increase the utilization of our sites by increasing the number of antenna leases on our owned, leased and managed sites. Many of our sites have capacity available for additional antenna space rental. We believe there is demand for such co-location capacity both from existing carriers and broadcasters and from new carriers and broadcasters. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our sites.

•	Grow Margins. We are seeking to take advantage of the operating margin expansion afforded by the relatively fixed nature of the operating costs associated with our site rental business. The majority of the operating costs of our site rental business consist of ground lease expense, property taxes, repair and maintenance, utilities and salaries, which tend to escalate at approximately the rate of inflation. Consequently, if increased utilization of tower capacity is achieved at low incremental cost, our site rental business should experience operating margin expansion.

•	Allocate Capital Efficiently. We are focused on the efficient utilization of capital. We may seek to enhance or expand our existing site portfolios through (1) the enhancement of our existing towers and broadcast transmission networks or (2) the selective acquisition and/or build of strategically located towers that satisfy certain investment criteria and are complementary to our site portfolios. With respect to site acquisitions, such transactions may include acquisitions of sites from major wireless carriers or other tower companies through direct acquisitions, tower exchanges, joint ventures or other means. With respect to tower builds and structural enhancements we may selectively build new towers and structurally enhance our existing towers for wireless carriers as they expand and fill in their service areas and deploy new technologies requiring additional sites. Our decisions to invest additional capital in structural enhancements and selective acquisitions or build activities are generally based upon whether such investments exhibit sufficient co-location revenue potential to achieve our risk-adjusted return on investment hurdle rates. We may also allocate capital to certain strategic adjacent activities that satisfy investment return criteria or complement our site portfolios. From time to time, we may sell or exchange certain of our sites or other assets as opportunities arise. In addition, we have, and may continue to, use some of our capital to acquire our debt and equity securities when such acquisitions appear economically viable and capital efficient.

•

Extend Revenue Around Our Existing Assets. We are seeking to leverage our assets and the skills of our personnel in the U.S., the U.K. and Australia. With our shared wireless communications infrastructure and broadcast transmission network expertise, we are positioned to extend the products and services we offer beyond the leasing of space on our sites to other potentially shareable activities, such as antenna and base station maintenance, shared antennas, shared radio spectrum, shared point-to-point radio backhaul and network maintenance and monitoring. Further, we are pursuing other strategic opportunities which are complementary to our existing assets and expertise, as evidenced by our acquisition of U.K. DTT licenses, the launch of Freeview in the U.K. and our acquisition of a U.S. nationwide license relating to five megahertz of spectrum. The U.S. nationwide license relates to five megahertz of spectrum in the 1670-1675 MHz range, has an initial term of 10 years, and was acquired during 2003 through a Federal Communications Commission (“FCC”) auction for a price of approximately $12.6 million.

The Company

We operate our business through our subsidiaries in three countries—the U.S., the U.K. and Australia. We conduct our operations principally through subsidiaries of Crown Castle Operating Company, which together with its subsidiaries (collectively, “CCOC”), is required to comply with the covenants of the amended 2000 credit facility. In addition, Crown Castle International Corp. (our holding company) and CCOC form our “Restricted Group” for purposes of compliance with the covenants imposed by the indentures governing our public debt.

Our U.S. operations are conducted through CCOC and Crown Atlantic Joint Venture (“Crown Atlantic”), our joint venture with Verizon Communications (“Verizon”). CCUK is our principal U.K. operating subsidiary, and CCAL is our principal Australian operating subsidiary. CCUK and CCAL are each a part of CCOC and the Restricted Group, while Crown Atlantic is not part of CCOC and is therefore not part of the Restricted Group. However, Crown Atlantic maintains its own credit facility and is subject to the covenants related thereto.

We also use other subsidiaries to hold assets we acquire or control as a result of various transactions we have engaged in or may engage in from time to time. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—13. Operating Segments and Concentrations of Credit Risk”.

U.S. Operations

Overview

Our primary business in the U.S., including Puerto Rico, is the leasing of antenna space on multiple-tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we offer our customers certain infrastructure and network services, including project management of antenna installations.

We lease antenna space to our customers on our owned, leased and managed towers. We generally receive monthly rental payments from customers payable under site rental leases that are typically five years with renewal options. We also receive fees for managing the installation of customers’ equipment and antennas on certain of our towers. Our U.S. customers include such companies as Verizon Wireless, Cingular, T-Mobile, Nextel, Sprint PCS and AT&T Wireless. We also provide tower space to private network operators and various federal, state and local government agencies.

At December 31, 2003, we owned and operated 10,642 sites in the U.S. and Puerto Rico. These sites are located predominantly in the northeast, southeast, midwest, southwest and Pacific coast regions of the U.S. Most of our towers were acquired through transactions consummated within the past five years, including through transactions with Bell Atlantic Mobile and GTE Wireless (both now part of Verizon Wireless), BellSouth Mobility and BellSouth DCS (both now part of Cingular), and Powertel (now a part of T-Mobile). In addition, we may consider and enter into arrangements with other wireless carriers and independent tower operators to acquire additional towers or tower portfolios.

We began 2003 with two joint ventures with Verizon: Crown Atlantic and the Crown Castle GT Joint Venture (“Crown Castle GT”). Crown Atlantic was formed in 1998 with Bell Atlantic Mobile (now held by Verizon), and Crown Castle GT was formed in 1999 with GTE Wireless. At the time of these transactions, these towers represented substantially all the towers used in such carriers’ 850 MHz wireless networks in the eastern, midwestern, southwestern and Pacific coast areas of the U.S. and currently provide coverage for 22 of the top 50 U.S. metropolitan areas, including New York, Chicago, Houston, Washington, D.C., Philadelphia, Boston, Phoenix and San Francisco.

Effective May 1, 2003, we entered into several agreements relating to Crown Atlantic and Crown Castle GT. Under these agreements, certain termination rights under which Verizon could have required us to purchase its interest in Crown Atlantic at any time, payable in cash or common stock at our option, were converted to put and call rights, payable in cash only, with an extended exercise date of July 1, 2007. We also acquired all of Verizon’s ownership interest in Crown Castle GT, subject to certain protective rights retained by Verizon, in exchange for Verizon acquiring additional interests in Crown Atlantic and certain other consideration. In addition, the shares of our common stock previously held by the ventures were distributed to a Verizon affiliate and subsequently sold to third parties. Following the transactions, we own 100% of Crown Castle GT and 62.8% of Crown Atlantic (with Verizon owning the remaining 37.2%). As of December 31, 2003, Crown Atlantic had 2,024 sites and our Crown Castle GT subsidiaries had 2,930 sites.

Through the BellSouth Mobility and BellSouth DCS (both now part of Cingular) transactions, which were substantially completed in September 2000, we have approximately 3,050 towers (including towers built pursuant to build-to-suit agreements). These towers represented (1) substantially all of the towers in BellSouth Mobility’s 850 MHz wireless network in the southeastern and midwestern United States providing coverage for 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis and (2) substantially all of the towers in BellSouth DCS’s 1.9 GHz wireless network in North Carolina, South Carolina, east Tennessee and parts of Georgia.

Through the Powertel acquisition, which closed in June 1999, we have approximately 675 towers. These towers represented substantially all of the towers owned by Powertel (now a part of T-Mobile) in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are in seven southeastern states providing coverage for such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast.

We plan to continue to structurally enhance our existing towers and selectively build or acquire strategically located towers which meet certain economic criteria on a limited basis. To reduce risk and speculation, in connection with building towers, we generally look for sites with multiple tenant demand and obtain lease commitments from wireless carriers prior to building such towers. Further, the towers are constructed to accommodate multiple tenants in order to obviate the need for later structural enhancement, saving capital and time for carriers.

Site Rental

In the U.S., we rent antenna space on our towers to a variety of carriers operating cellular, personal communication services, specialized mobile radio, enhanced specialized mobile radio, broadband data services, paging and other networks.

We generally receive monthly rental payments from customers payable under site leases, and we also receive fees for managing the installation of customers’ equipment and antennas on certain of our sites. In the U.S., the new leases typically entered into by us have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based primarily on a consumer price index (subject to certain conditions). The lease agreements relating to tower network acquisitions generally have a base term of 10 years, with multiple renewal options, each typically ranging from five to ten years. We have existing master lease agreements with most major wireless carriers, including Verizon Wireless, Cingular, T-Mobile, Nextel, Sprint PCS and AT&T Wireless, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

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

Network Services

Historically, we have provided network services such as antenna installations, network design and site selection, site acquisition, site development and other services. However, during 2003 we continued to implement our strategic decision, begun in 2002, to reduce our service offerings to primarily the management of antenna installations on our sites. Although network services revenues declined by $87.9 million in 2003 as compared to 2002, network services margins declined by only $12.0 million during that same period.

Our strategic decision to de-emphasize our network services offerings in the U.S. was made primarily as a result of the fact that such activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. We now generally provide such services only when important to a customer relationship. We expect network services revenues to continue to decline as a percentage of total revenue in the foreseeable future.

Customers

In both our U.S. site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, personal communications services, enhanced specialized mobile radio, broadband data services and paging. We work primarily with large national wireless carriers such as Verizon Wireless, Cingular, T-Mobile, Nextel, Sprint PCS and AT&T Wireless. For the year ended December 31, 2003, these six carriers accounted for approximately 69.0% of our 2003 U.S. revenues and 38.3% of our 2003 consolidated revenues, with Verizon Wireless accounting for 24.6% of our U.S. revenues and 13.7% of our consolidated revenues. In addition, combined revenues received from T-Mobile through our U.S. and U.K. operations accounted for 10.1% of our consolidated revenues. No other single customer in the U.S. accounted for more than 10.0% of our 2003 consolidated revenues.

Sales and Marketing

Our U.S. sales organization markets our towers within the wireless telecommunications industry. We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions and network services. Information about carriers’ existing sites, licenses, marketing strategies, capital spend plans, deployment status, and actual signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. In addition, we have developed proprietary property management tools and software which allow us to determine co-locatability with greater speed and accuracy. Through these and other tools we have developed, we seek to determine “potential demand” for our towers and other sites, allowing for proactive discussions with our carrier customers regarding these sites and the timing of their demand.

A team of national account directors maintains our relationships with our largest customers. These directors work to develop new site leasing opportunities, network services contracts and site management opportunities, as well as to ensure that customers’ emerging needs are translated into new products and services. This group also supports third party project management arrangements to provide network deployments.

Sales personnel in our regional offices develop and maintain local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. We target numerous types of wireless carriers, including cellular, personal communications services, enhanced specialized mobile radio, wireless data, broadband data, paging and government agencies. Our objective is to lease space on existing towers and pre-sell capacity on our new towers prior to construction.

In addition to our full-time sales and marketing staff, a number of senior managers and executive officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.

Competition

In the U.S., we compete with other independent tower owners which also provide site rental and network services; wireless carriers which own and operate their own tower networks; broadcasters and building owners that lease antenna space, primarily on co-locatable rooftop sites; and other potential competitors, such as utilities and outdoor advertisers, some of which have already entered the site rental industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, capacity, quality of service, deployment speed and price have been and will continue to be the most significant competitive factors affecting the leasing of a site.

The following is a list of some of the larger independent tower companies with which we compete in the U.S.: SpectraSite, American Tower, SBA Communications, AAT Communications and Global Signal. We also compete with Sprint Sites USA, a division of Sprint that markets and manages Sprint’s sites and towers. Significant additional site rental competition comes from the leasing of rooftops, utility structures and other alternative sites for antennas.

Competitors in the network services business include Bechtel, General Dynamics, Lucent, Black & Veatch, Wireless Facilities, Inc., SBA Communications and Tetra Tech. We also participate with these entities to deliver network development services to our customers. Commencing in 2002, we made a strategic decision to reduce our service offerings to primarily the management of antenna installations on our sites. We believe that carriers base their decisions on the outsourcing of network services on criteria such as a company’s experience, track record, local reputation, price and time for completion of a project.

U.K. Operations

Overview

Our two primary businesses in the U.K., conducted through our wholly-owned subsidiary CCUK, are the leasing of antenna space on our sites to wireless carriers and the operation of shared analog and digital television and radio broadcast transmission networks. Complementing our site rental business, we also offer certain network services, primarily consisting of antenna installation services. For the year ended December 31, 2003, the site rental business accounted for 39.6% of CCUK’s revenues, and the broadcast transmission business accounted for 41.7% of CCUK’s revenues.

Through our U.K. site rental business, we lease antenna space on our sites. We generally receive annual rental payments from customers under site rental licenses that are typically for a term of 10 to 20 years with rent review every one to three years. We also receive fees for the network services we provide to certain of our site rental customers. Our primary U.K. site rental customers are the larger U.K. wireless carriers—including 3, T-Mobile, O2, Orange and Vodafone—and Airwave, which provides wireless communications for emergency services. See “Business—The Company—U.K. Operations—Site Rental”.

Through our U.K. transmission business we own and operate one of the most established shared broadcast television and radio transmission networks, which we initially acquired in February 1997 through the privatization of the BBC’s transmission operations and infrastructure. Our U.K. broadcast transmission business provides analog and digital terrestrial transmission and related services, under long-term contracts, for television and radio programs produced by the BBC and other content providers. The BBC is our largest U.K. transmission business customer, accounting for approximately 32.2% of CCUK’s revenues for the year ended December 31, 2003.

In 2002, as part of our broadcast transmission business, CCUK was granted operator licenses with respect to two DTT multiplexes in the U.K., and on October 30, 2002, CCUK, together with the BBC and BSkyB, launched a multi-channel DTT broadcasting service, under the brand “Freeview.” In connection with Freeview, we have secured long-term contracts to provide DTT transmission services to the BBC and multiplexing and transmission services to BSkyB, UKTV, Flextech Television, Viacom, EMAP, MIETV and others. See “Business—The Company—U.K. Operations—Transmission Business” and “—Significant Contracts”.

As of December 31, 2003, we owned or managed 3,487 towers, rooftops and other sites throughout the U.K., including England, Wales, Scotland and Northern Ireland. A substantial number of these sites were acquired or developed through (1) our 1997 acquisition of the BBC’s broadcast and tower infrastructure, (2) our March 1999 site acquisition and development transaction with One 2 One (now part of T-Mobile) and (3) our BT site agreement, as further described below. We expect to expand our U.K. portfolio by developing additional sites. We anticipate that most of these new sites will be developed on BT sites under our amended site agreement with BT.

The acquisition of the BBC transmission network provided a valuable initial portfolio of approximately 730 towers for site rental. Through the One 2 One transaction, CCUK added approximately 1,670 towers (including towers built pursuant to a build-to-suit agreement with T-Mobile) to its portfolio. These towers represented substantially all of T-Mobile’s towers in its nationwide wireless network in the U.K at the time of the acquisition.

In November 2000, CCUK entered into an agreement with BT to lease space on as many as 4,000 BT sites (principally rooftop facilities) throughout the U.K. In September 2003, CCUK reached agreement to amend certain provisions of its agreements with BT. The revised agreements allow CCUK to continue to exclusively develop BT exchange sites through October 2013, provided we have developed at least 2,000 BT exchange sites by December 2006. See “Business—The Company—U.K. Operations—Significant Contracts—BT Site Agreement”.

Our broadcast transmission network reaches substantially all of the U.K. population and consists of approximately 1,300 sites, more than half of which are on our sites and the balance of which are licensed to us under site-sharing agreements with NTL or other third party site operators.

Site Rental

Through our U.K. site rental business, we lease antenna space on our sites to a variety of wireless carriers, including customers providing cellular-GSM, broadband data (3G), PMR/Tetra and other services. CCUK’s largest (by revenue) site rental customers include the larger U.K. wireless carriers—such as 3, T-Mobile, O2, Orange and Vodafone—and Airwave, which provides wireless communications for emergency services. In recent years revenues from our U.K. site rental business have become an increasing portion of CCUK’s total revenues.

We generally receive annual rental payments (according to rate schedules based on antenna size and position on the site) from customers payable under site rental licenses, and we may also receive fees for the network services we provide our site rental customers, such as managing the installation of our customers’ equipment and antennas on certain of our sites. The U.K. site rental agreements typically have a term of 10 to 20 years with rent reviews every one to three years.

We have master licensing agreements with most of the major wireless carriers in the U.K., including 3, T-Mobile, O2, Orange and Vodafone. These agreements provide certain terms (including economic terms) that govern licenses on our sites entered into by such parties during the term of their master licensing agreements.

In addition to our wireless carrier site rental customers, NTL leases space on our towers under the NTL Site-Sharing Agreement and the digital broadcasting site sharing agreement. These site sharing agreements relate to the reciprocal use of sites for the respective broadcast contracts of CCUK and NTL and are not representative of the typical wireless co-location tenant. Revenues received by CCUK under these NTL agreements with respect to space rented by NTL on CCUK sites are substantially offset by payments made to NTL with respect to space rented by CCUK on NTL sites. The NTL Site-Sharing Agreement may be terminated on December 31, 2015 provided notice of termination is delivered on or prior to December 31, 2010. See “Business—The Company—U.K. Operations—Significant Contracts—NTL Site-Sharing Agreement.”

In April 2000, the U.K. auctioned five licenses relating to 3G mobile communications. 3, T-Mobile, O2, Orange and Vodafone currently hold the 3G licenses acquired through these auctions. During 2003, 3 launched its 3G service in the U.K. In February 2004, Vodafone launched its 3G laptop computer datacard service in London and announced plans to reach 30% of the U.K. population by April 2004. In February 2004, Orange and T-Mobile announced plans to launch 3G services in 2004. We are working with each of the 3G license holders in the U.K. in order to provide them space on our sites as they deploy 3G services.

Transmission Business

Our U.K. broadcast transmission business provides transmission and related services for analog and digital television and analog and digital radio.

Analog Television. At the time the BBC transmission network was acquired in 1997, we entered into a 10-year analog transmission contract with the BBC. Under the BBC analog transmission contract, we provide analog terrestrial transmission services for the BBC’s analog television programs (on two BBC channels) and certain other related services. For the year ended December 31, 2003, CCUK generated approximately 10.5% of its revenues from the provision of analog television broadcast transmission services to the BBC. See “Business—The Company—U.K. Operations—Significant Contracts—BBC Analog Transmission Contract”.

The BBC analog transmission contract may be terminated on any March 31 commencing with March 31, 2007, following 12 months’ prior notice by either CCUK or the BBC. It is contemplated that the BBC analog transmission contract will continue beyond 2007 and be amended in some manner. However, there can be no assurances that any continuation or modification will occur. In addition, it is also contemplated that any continuation beyond 2007 of this contract may contain different terms with respect to analog broadcast services, as the U.K. government proceeds with its previously stated intention to phase switchover in the U.K. from analog television to digital television services.

We own the transmitter equipment used for the analog broadcast of the BBC’s domestic television programs within the U.K., whether located on one of CCUK’s sites, on an NTL site (through a site sharing agreement that provides us with reciprocal access rights to NTL’s broadcast transmission sites) or other third-party site. As of December 31, 2003, CCUK had approximately 2,240 analog transmitters for analog television broadcasting.

A few of our most powerful analog television transmitters together cover the majority of the U.K. population. This is illustrated by the fact that one of our analog television transmitter sites (at Crystal Palace, London) provides coverage to 20% of the U.K. population and the top 16 analog transmitter sites provide coverage to 79% of the U.K. population.

Analog Radio. Under the BBC analog transmission contract, we also provide analog terrestrial transmission services for the BBC’s analog radio programs and certain other related services, including with respect to U.K. nationwide BBC radio services, regional BBC radio services for Scotland, Wales and Northern Ireland and local BBC radio stations. For the year ended December 31, 2003, CCUK generated approximately 11.8% of its revenues from the provision of analog radio broadcast transmission services to the BBC.

The BBC analog transmission contract may be terminated on any March 31 commencing with March 31, 2007, following 12 months’ prior notice by either CCUK or the BBC. It is contemplated that the BBC analog transmission contract will continue beyond 2007 and be amended in some manner. However, there can be no assurances that any continuation or modification will occur. See “Business—The Company—U.K. Operations—Significant Contracts—BBC Analog Transmission Contract”.

In addition to the BBC analog transmission contract, we have separate contracts to provide analog transmission services and maintenance for two U.K. national commercial radio stations, Virgin Radio and talkSPORT (formerly Talk Radio). In July 2001, the Virgin Radio analog contract was renewed for a period expiring April 30, 2008. The talkSPORT analog contract commenced on February 4, 1995 and expires on December 31, 2008.

As with our analog television services, we own the transmitter equipment used in the analog broadcast for our analog radio transmission customers in the U.K., whether located on one of CCUK’s sites or on an NTL or other third-party site. As of December 31, 2003, CCUK had approximately 1,300 analog transmitters for analog radio broadcasting.

Digital Terrestrial Television. In 1998 the U.K. government established and licensed six multiplexes, each capable of providing a number of television channels, for DTT service in the U.K. In 1998, CCUK entered into 12-year contracts with the BBC and ITV Digital (“ITVD”) to build and operate the DTT transmission network for the one multiplex licensed to the BBC (multiplex 1) and the three multiplexes licensed to ITVD (multiplex B, C and D). In January 2000, we completed the rollout of the 80 station network required under these contracts. Of these sites, 49 are on CCUK sites, and the remainder are on NTL towers pursuant to a site sharing arrangement.

In April 2002, ITVD announced plans to liquidate and returned its multiplex licenses to the Independent Television Commission (“ITC”). Prior to the liquidation, CCUK had earned gross revenues of approximately £19.4 million ($27.6 million at such time) annually under its transmission contract with ITVD. ITVD represented approximately 12% of the 2001 revenues of CCUK and approximately 3% of the 2001 consolidated revenues of the Company.

In August 2002, the ITC granted the DTT multiplex licenses previously held by ITVD to CCUK (multiplex C and D) and the BBC (multiplex B, bringing the BBC’s total to two licenses). The DTT multiplex licenses awarded to CCUK have a term of 12 years, and CCUK has the right to renew the licenses for an additional term of 12 years subject to satisfaction of certain performance criteria. No license fees were paid to the U.K. government with respect to the award of the multiplex licenses other than an approximately $76,000 application fee. Following the award of such licenses, the current U.K. DTT multiplex licensing structure is as follows:

Multiplex	Licensee	Multiplex Service Provider	Transmission Service Provider
1	BBC	BBC Technology Ltd	CCUK
2	Digital 3&4 Ltd	NTL	NTL
A	SDN Ltd	NTL	NTL
B	BBC	BBC Technology Ltd	CCUK*
C	CCUK	BBC Technology Ltd	CCUK*
D	CCUK	BBC Technology Ltd	CCUK*

*	Broadcasting service provided in connection with Freeview brand.

On October 30, 2002, the BBC, CCUK and BSkyB launched a multi-channel digital TV and radio broadcasting service under the brand “Freeview.” Freeview is a free-to-air broadcast service and is received by viewers via a set-top box or other device. At the end of 2003, there were approximately three million such devices in service, in contrast to the approximately 1.2 million set-top boxes in service with respect to ITVD service 20 months prior. Our revenue derived from broadcast transmission services (including distribution and multiplexing) relating to Freeview is contractually based and therefore is not directly dependent on the number of Freeview viewers.

In connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide broadcast transmission along with distribution service for the second multiplex license (multiplex B) awarded to the BBC. Also in August 2002, CCUK entered into an agreement with BSkyB to provide broadcast transmission along with distribution and multiplexing service in relation to 75% of the capacity of one of the CCUK multiplexes (multiplex C). Both of these agreements are for an initial period of six years with options for the BBC and BSkyB to extend for an additional six-year term. In addition, CCUK has entered into agreements to provide similar service to a number of TV, radio and interactive service content providers (including UKTV, Flextech, Viacom, EMAP, MIETV, OneWord, Guardian Media Group and BBC World Service) through the two multiplexes awarded to CCUK. Freeview related agreements with the television content providers are also for six-year terms, with renewal options, while agreements with radio and interactive service providers are generally for shorter terms.

Through such agreements, CCUK is currently transmitting content for such customers with respect to approximately 90% of its licensed capacity and is negotiating with content providers with respect to the remaining capacity. CCUK has contracted annual revenues of approximately £27.2 million ($48.5 million) for the provision of transmission, distribution and multiplexing services related to its multiplex licenses, which replaces the approximately £19.4 million annual revenues previously earned from the ITVD contract and is in addition to the revenues generated from the 1998 BBC Digital Transmission Contract. See “Business—The Company—U.K. Operations—Significant Contracts—1998 BBC DTT Transmission Contract”, “—2002 BBC DTT Transmission Contract” and “—BSkyB and Other Freeview Content DTT Transmission Contracts.”

As a result of its previous contract with ITVD, CCUK had already invested substantially all of the capital required to provide the Freeview related broadcast transmission service described above. In addition, CCUK had previously been incurring, again by virtue of its previous contract with ITVD, a large proportion of the operating costs required to provide these services (including payments to BT for distribution circuits and payments to NTL for site rental). Since CCUK is providing a more complete end-to-end service to content providers than was provided to ITVD, CCUK is incurring certain additional annual operating costs of approximately £4.6 million ($8.2 million)

including (1) payments to BBC’s technology division for multiplexing services and (2) payments to Digital TV Services Ltd (a cost-sharing cooperative in which CCUK, the BBC and BSkyB are equal shareholders) for promotion and marketing of Freeview.

Digital Radio. We currently provide transmission services for digital radio, or digital audio broadcasts (“DAB”), in the U.K. In 1995, the BBC launched, over our transmission network, its initial national DAB service. In March 2003 we entered into a new contract, with an initial term expiring September 2016, for U.K. distribution of the DAB program feed from the BBC’s studios plus the provision of an additional 47 transmitter sites. The full implementation of this contract is expected to extend the BBC’s DAB coverage to over 80% of the U.K. population. See “Business—The Company—U.K. Operations—Significant Contracts—2003 BBC DAB Transmission Contract”.

In addition to DAB facilities that we operate for the BBC, on July 14, 2000, we were awarded a 12-year contract with Switchdigital (London) Limited to provide their London local digital radio network service. Since that date, CCUK has been awarded two additional 12-year contracts with Switchdigital to provide similar digital radio network service to two areas of Scotland. In November 2003, we signed a 12-year agreement with a partnership consisting of The Wireless Group (TWG) and EMAP to provide DAB transmission services to Stoke on Trent, located in central England. Site sharing for other DAB multiplexes provides additional revenues at several other transmission sites.

Network Services

CCUK provides broadcast and telecommunications network services to various customers in the U.K. We have engineering and technical staff capable of meeting the requirements of our current customer base and the challenges of developing digital technology. Within the U.K., CCUK has worked with several telecommunications operators on design and build projects as they deploy their networks.

Antenna Installation and Site Development. One of the services that CCUK provides is site design and antenna installation activity for wireless infrastructure. CCUK’s operations division provides program and project management through its delivery teams, using project management tools and software. The majority of construction activities are completed through independent contractors experienced in the wireless telecommunications construction industry. Operations are located in three regional offices across the U.K., providing a nationwide service to our customers.

Network Design and Site Selection. In December 1999, CCUK and T-Mobile entered into an agreement under which CCUK would establish a turnkey mobile network for T-Mobile in Northern Ireland. In April 2001, CCUK launched the network, which now covers substantially all of the population of Northern Ireland. CCUK provides cell planning, acquisition, design, build, operation and maintenance services related to the network, including ownership of the antenna, provisioning of backhaul and signal monitoring. In September 2003, CCUK signed an agreement with Esat BT, BT’s Republic of Ireland subsidiary, to provide program management support services and 3G radio frequency cell planning and network optimization services to Esat BT in relation to their contract with Hutchison 3G Ireland to rollout a turnkey 3G mobile network in the Republic of Ireland.

Significant Contracts

CCUK’s principal analog broadcast transmission contract is the BBC analog transmission contract. CCUK also has entered into DTT and DAB contracts with the BBC. In connection with Freeview, CCUK has entered into transmission and multiplexing contracts with BSkyB and various other broadcasters. Under the site-sharing agreement, CCUK also gives NTL access to facilities to provide broadcast transmission to non-CCUK customers. CCUK also has long-term service agreements with radio broadcast customers such as Virgin Radio, talkSPORT, EMAP and Switchdigital plus a number of smaller radio broadcasters. In addition, CCUK has several agreements with telecommunication providers, including leases, site management contracts and independent contractor agreements. CCUK has also entered into contracts to design and build infrastructure for customers such as 3, T-Mobile, O2, Orange, Airwave and Vodafone.

BBC Analog Transmission Contract. CCUK entered into a transmission contract with the BBC for the provision of terrestrial analog television and analog and digital radio transmission services in the U.K. at the time the BBC transmission business was acquired. The BBC analog transmission contract also provides for CCUK to be liable to the BBC for “service credits” (i.e., rebates of its charges) in the event that certain standards of service are not attained as a result of what the contract characterizes as “accountable faults” or the failure to meet certain “response times” in relation to making repairs at certain key sites. CCUK has met the BBC’s service requirements and to date has paid no service credit penalties.

The contract may be terminated on any March 31 commencing with March 31, 2007, following 12 months prior notice by either CCUK or the BBC. It is contemplated that the BBC analog transmission contract will continue beyond 2007 and be amended in some manner. However, there can be no assurances that any such continuation or modifications will occur. In addition, it is also contemplated that any continuation beyond 2007 of this agreement may contain different terms with respect to analog broadcast services, as the U.K. government proceeds with its previously stated intention to phase switchover in the U.K. from analog television to digital television services.

1998 BBC DTT Transmission Contract. In 1998, we entered into a 12-year contract with the BBC to build and operate the DTT transmission network for its first multiplex. The contract has a current expiration date of October 31, 2010.

2002 BBC DTT Transmission Contract. Following the award of the DTT licenses in 2002 and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with the BBC to provide transmission along with distribution service for the new DTT multiplex licensed to the BBC. This agreement commenced on October 30, 2002 and has an initial term of six years, with an option by the BBC to renew for an additional six-year term.

BSkyB and Other Freeview DTT Transmission Contracts. Following the award of the DTT licenses in 2002 and in connection with the launch of Freeview, in August 2002 CCUK entered into an agreement with BSkyB to provide transmission along with distribution and multiplexing service in relation to 75% of the capacity of one of the multiplexes licensed to CCUK. This agreement is for an initial period of six years, with an option by BSkyB to renew for an additional six-year term. In addition, CCUK has entered into similar agreements with other Freeview content providers, including UKTV, Flextech, Viacom and EMAP.

BT Digital Distribution Contract. Under the BBC and Freeview related digital transmission contracts (including the contracts described above), in addition to providing DTT transmission services, CCUK has agreed to provide for the distribution of the BBC and Freeview related broadcast signals from their respective television studios to CCUK’s transmission network. In May 1998, CCUK entered into a 12-year distribution contract with BT in which BT has agreed to provide fully duplicated, primarily fiber-based, digital distribution services. This contract is now being used to provide program distribution services for Freeview content providers and has been amended to expire contemporaneously with our DTT multiplex licenses in 2014 (with provisions for extending the term).

2003 BBC DAB Transmission Contract. In March 2003, we were awarded a new contract with the BBC for U.K. distribution of the DAB program services from the BBC plus the provision of an additional 47 transmitters, to be added to the existing 31 transmitters. The contract has an initial term expiring in September 2016, with an option for the BBC to extend the term for an additional 12 years. The full implementation of this contract is expected to extend the BBC’s DAB coverage to over 80% of the U.K. population.

NTL Site-Sharing Agreement. In order to optimize service coverage for television and radio services and to enable viewers to receive all analog UHF television services using one receiving antenna, the BBC, as the predecessor to CCUK, and NTL made arrangements to share certain broadcast sites. This arrangement was introduced in the 1960s when UHF television broadcasting began in the U.K. In addition to service coverage advantages, the arrangement also minimizes costs and avoids the difficulties of obtaining additional sites.

On September 10, 1991, the BBC and NTL entered into the Site-Sharing Agreement which set out the commercial site sharing terms under which the parties were entitled to use each other’s sites for television and radio services for a commercial license fee in accordance with the agreement’s rate schedule. The party using the other party’s site is responsible, in normal circumstances, for the costs of accommodation and equipment used exclusively by it. The Site-Sharing Agreement may be terminated on December 31, 2015 provided notice of termination is delivered on or prior to December 31, 2010. It may also be terminated upon a material breach, bankruptcy or insolvency of a party, and cessation of a broadcast transmission business or function.

Similar site sharing arrangements have been entered into between NTL and us for the build-out of digital transmission sites and equipment, including a supplementary fee schedule related to site sharing fees for new digital facilities and revised operating and maintenance procedures related to digital equipment.

Revenues received by CCUK under these NTL agreements with respect to space rented by NTL on CCUK owned sites are substantially offset by payments made to NTL with respect to space rented by CCUK on NTL owned sites.

T-Mobile Northern Ireland Network. In December 1999, CCUK and T-Mobile entered into an agreement under which CCUK would establish a turnkey mobile network for T-Mobile in Northern Ireland. In April 2001, CCUK launched the network, which now covers substantially all of the population of Northern Ireland. CCUK provides cell planning, acquisition, design, build, operation and maintenance services related to the network, including ownership of the antenna, provisioning of backhaul and signal monitoring. T-Mobile provides the base stations and holds the spectrum license. The agreement with T-Mobile is for an initial term of 11 years. We currently have approximately 200 tower sites in Northern Ireland, and T-Mobile is a tenant on substantially all of these sites.

BT Site Agreement. In November 2000, CCUK entered into an agreement with BT to lease space on as many as 4,000 BT sites (principally rooftop exchange sites) throughout the U.K. We originally contracted to pay an aggregate of £150 million in installments for site access on the first 1,500 sites from the BT site portfolio, but in September 2003 the final payment was reduced by approximately £28.8 million (approximately $47.9 million) and the agreement amended as described below.

In March 2003, CCUK paid £21.2 million (approximately $33.2 million) of the final £50.0 million site access fee payment due to BT relating to the BT site agreement, as previously amended. In September 2003, CCUK reached agreement to amend certain provisions of its agreements with BT. Under the terms of the amended agreements with BT, CCUK will not be required to make any further site access payments to BT with respect to the BT sites. The revised agreements allow CCUK to continue to exclusively develop BT sites through October 2013, provided we have developed at least 2,000 BT sites by December 2006. Under the amended agreement, BT funds the common area capital expenditures required to develop the sites, and CCUK receives 40% of the revenue of all co-located tenants on the sites developed. No revisions were made to the financial arrangements associated with the BT sites drawn for development prior to October 1, 2003, pursuant to which CCUK receives 65% of tenant revenue derived from such sites.

We are developing the BT site portfolio for the deployment of wireless services, including second generation and 3G services. As of December 31, 2003, we had developed 738 sites under this agreement.

3 Agreement. In February 2001, CCUK signed an agreement with 3 whereby 3 would lease space on CCUK sites throughout the U.K. In September 2003, CCUK reached agreement to amend certain provisions of its agreements with 3. Under terms of the amended agreements with 3, CCUK has received a commitment from 3 to co-locate on 1,350 CCUK sites effective January 1, 2003. As part of the amended agreements, 3 agreed to pay an additional approximately $13.4 million in net present value through December 31, 2004 to secure access to the additional sites. As 3 locates its equipment on CCUK sites, 3 will pay site rental revenue to CCUK based on the configuration of the 3 equipment installed. CCUK will continue to remain as 3’s preferred site provider in the U.K.

O2 Agreement. In February 2001, CCUK signed an agreement with its existing customer O2 pursuant to which O2 would lease additional space on CCUK sites throughout the U.K. In November 2003, CCUK and O2 modified and clarified the arrangements with O2. The modifications address pricing, payments, process and other arrangements for the future deployment on CCUK sites.

Customers

In our U.K. site rental and network services businesses, we work with a number of customers in a variety of businesses, including Cellular-GSM, Broadband Data (3G) and PMR/Tetra. We work primarily with the five largest

U.K. personal communications network/cellular operators—3, T-Mobile, O2, Orange and Vodafone—and Airwave, which provides wireless communications for emergency services. For the year ended December 31, 2003, these six customers together accounted for approximately 43.8% of CCUK’s revenues and 18.0% of our consolidated revenues.

The BBC is our largest broadcast transmission business customer, accounting for approximately 32.2% of CCUK’s revenues and 13.2% of our consolidated revenues for the year ended December 31, 2003. In addition, combined revenues received from T-Mobile through our U.S. and U.K. operations accounted for 10.1% of our consolidated revenues. No other single customer in the U.K. accounted for more than 10% of our consolidated revenues.

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

Competition

CCUK’s primary competition to its site leasing business comes from building owners, including utilities, that lease space on co-locatable rooftop sites. NTL also offers site rental on approximately 2,300 of its sites, some of which are managed on behalf of third parties. U.K. mobile operators own site infrastructure and lease space to other users. Their openness to sharing with direct competitors varies by operator; however, several operators have made public statements indicating they are willing to share or jointly develop certain sites with competitors or other third parties under certain circumstances.

CCUK’s primary competitors with respect to its DTT broadcast transmission platform are satellite and cable broadcast operators, including BSkyB, NTL, Telewest and Cable & Wireless. NTL is CCUK’s primary competitor in the terrestrial broadcast transmission market in the U.K. NTL retains partial ownership of both the SDN DTT multiplex and Digital One, the national independent digital radio licensee. NTL has also been awarded the transmission contract for two of the six DTT multiplexes. CCUK operates the transmission network contracts for the other four DTT multiplexes, two for the BBC and two for the CCUK licensed multiplexes.

Although CCUK and NTL are broadcast transmission service competitors, they have reciprocal rights to the use of each other’s sites for broadcast transmission usage in order to enable each of them to achieve U.K. nationwide coverage. This relationship is formalized by the NTL Site-Sharing Agreement entered into in 1991, the time at which NTL was privatized. See “Business—The Company—U.K. Operations—Significant Contracts—NTL Site-Sharing Agreement.”

CCUK faces competition from a large number of companies in the provision of network services. The companies include specialty consultants and equipment manufacturers such as Nortel and Ericsson. NTL also offers certain network services to its customers, including installation and maintenance.

Australia Operations

Our primary business in Australia is the leasing of antenna space to wireless carriers. CCAL, a joint venture which is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited, is our principal Australian operating subsidiary. Our principal customers in Australia are Optus, Vodafone Australia, Hutchison and Telstra.

CCAL is the largest independent tower operator in Australia with a nationwide tower portfolio providing sites for cellular coverage for substantially all of the Australian population. As of December 31, 2003, CCAL has 1,388 towers, with a strategic presence in all of Australia’s licensed regions including Sydney, Melbourne, Brisbane, Adelaide and Perth.

Through its acquisition of towers from Optus, which was substantially completed in April 2000, CCAL has 759 towers, including towers built or acquired subsequent to the initial closing. As part of this transaction, Optus agreed to lease space on these towers for an initial term of 15 years. The arrangement relating to CCAL developing future tower sites for Optus was terminated in March 2002 by mutual consent.

Through its acquisition of towers from Vodafone Australia, which was substantially completed in April 2001, CCAL has 629 towers, including towers built or acquired subsequent to the initial closing. As part of this transaction, Vodafone Australia has agreed to lease space on these towers for an initial rent free term of 10 years, and CCAL has the exclusive right to acquire up to 600 additional tower sites that Vodafone may construct through April 2007.

In Australia, CCAL competes with other independent tower owners which also provide site rental and network services; wireless carriers, which own and operate their own tower networks; service companies that provide engineering and site acquisition services; and other site owners, such as broadcasters and building owners. The two other significant tower owners in Australia are Telstra and Broadcast Australia. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting the leasing of a site.

In 2003, Hutchison launched a 3G network in Australia and as part of its deployment has utilized a number of our towers in connection with such 3G network. Vodafone Australia has announced that it intends to deploy a 3G network, with the launch targeted for 2005. The other two major carriers in Australia, Telstra and Optus, have yet to announce their 3G plans.

Employees

At December 31, 2003, we employed approximately 1,390 people worldwide. Other than in the U.K., we are not a party to any collective bargaining agreements. In the U.K., we are party to a collective bargaining agreement with the Broadcast, Entertainment, Cinematographic and Theatrical Union (BECTU). This agreement establishes bargaining procedures relating to the terms and conditions of employment for all of CCUK’s non-management staff. In July 2003, CCUK successfully negotiated with BECTU modifications to the pension arrangements relating to the former employees of the BBC (approximately 216 employees), which repositioned the plan to better meet its funding requirements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review and modification by the applicable governmental authority from time to time. See “Business—Risk Factors.”

United States

Federal Regulations

Both the FCC and FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage. Failure to comply with the applicable requirements may lead to civil penalties.

Local Regulations

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions or place conditions on construction that are responsive to community residents’ concerns regarding the height and visibility of the towers.

Other Regulations

We hold, through certain of our subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave and commercial mobile radio services in Puerto Rico, including specialized mobile radio and paging facilities, as well as private mobile radio services including industrial/business radio facilities, which are subject to additional regulation by the FCC. Our FCC license relating to the 1670 to 1675 MHz spectrum band contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. We are required to obtain the FCC’s approval prior to the transfer of control of any of our FCC licenses.

United Kingdom

As a result of European Union initiatives to consolidate and update telecommunications and broadcasting regulation and prepare for increasing convergence in the broadcasting and telecommunications industries, the Communications Act 2003 was enacted in the U.K. in July 2003. This act consolidates previous U.K. broadcasting and telecommunications legislation and replaced various U.K. regulatory bodies including the Office of Telecommunications (“OFTEL”), the Independent Television Commission (“ITC”), the Broadcasting Standards Commission, the Radio Authority and the Radiocommunications Agency, with a single body, the Office of Communications (“OFCOM”), to regulate broadcasting and telecommunications.

In addition to the various provisions in the Communications Act 2003 regulating U.K. electronic wireless systems, there are additional statutory provisions regulating site development and the safe use of electronic communications equipment in the U.K. as further described below.

Site Rental Business Regulations

Planning Regulations. Town and Country Planning legislation operated by local planning authorities regulates development across the U.K., including the location, height, visibility and appearance of sites and the number and size of antennas located on such sites. Different town planning regulations apply in England, Wales, Scotland and Northern Ireland. Local authority planning approval is generally required prior to the construction or modification of sites, and planning authorities can also refuse permission or impose restrictions on such developments.

Tower structures near airfields or affected by aircraft safeguarding provisions also require civil aviation or Ministry of Defense clearance prior to construction, and radio frequencies emitted from wireless systems must observe international frequency clearance restrictions.

Frequency Licenses. As a result of the Communications Act 2003, the frequency licenses previously issued by the former Radiocommunications Agency have been superseded by equivalent licenses issued by OFCOM as the successor agency. CCUK holds over 300 frequency licenses used to provide fixed point-to-point telecommunication backhaul radio links for its Northern Ireland network for T-Mobile. These telecommunication frequency licenses must be renewed annually with the payment of a fee.

Wireless electronic communications systems located on CCUK sites were subject to separate licensing obligations under the Telecommunications Act 1984. At the end of 2003, the statutory requirement for these systems licenses was replaced by general and special conditions published pursuant to provisions contained in the Communications Act 2003.

Health & Safety Regulations. The use of radio frequencies by CCUK’s or a customer’s electronic equipment is subject to compliance with health and safety legislation and to guidance issued by the National Radiological Protection Board (“NRPB”). The U.K. government commissioned, and in 2000 published, the “Stewart Report”, a report conducted by an independent expert group to consider the safety of mobile phones and base stations. The report basically concludes that there is no evidence of a general health risk, but suggests a precautionary approach and recommends the adoption of guidelines established by the International Commission on Non-Ionising Radiation Protection (“ICNIRP”), which guidelines are stricter than those of the NRPB. Although the ICNIRP guidelines have not yet been adopted in the U.K., mobile operators and CCUK generally follow such guidelines.

A January 2004 report, requested by the NRPB and conducted by the independent Advisory Group on Non-Ionising Radiation (“AGNIR”), basically concludes that evidence indicated that radio frequency levels in the vicinity of mobile base stations were low and unlikely to pose a health risk. The AGNIR report also basically concludes that epidemiological studies overall did not support causal associations between radio frequency exposure and the risk of cancer, in particular from mobile phone use, nor any other adverse health effect from radio frequency exposures at levels below ICNIRP guidelines. The report noted, however, that long-term effects are not yet known.

The NRPB has stated that in early 2004 it will recommend new exposure guidelines for electromagnetic fields and it is anticipated that the guidelines will be the ICNIRP or similar guidelines.

Transmission Business Regulations

The Communications Act 2003, the Town and Country Planning regulations, requirements for frequency licenses, modification of requirements for licenses for telecommunications network systems and the health and safety provisions referred to above, also apply to CCUK’s broadcast transmission network sites and services.

Frequency Licenses. CCUK holds a number of licenses under the Wireless Telegraphy Acts 1949, 1968 and 1998 as amended by the Communications Act 2003, authorizing the use of certain allocated radio frequencies, including frequency licenses relating to (1) the broadcast transmission spectrum allocated to CCUK’s terrestrial analog and digital broadcast transmission services, (2) fixed point-to-point links for analog and digital broadcast relay and distribution services, and (3) spectrum used by CCUK’s two DTT multiplexes.

All these frequency licenses have to be renewed annually with the payment of a fee. The BBC, Virgin Radio, talkSPORT and Switchdigital have each contracted to pay their portion of these fees. CCUK is also obliged to pay these fees in respect of its DTT and fixed link broadcast spectrum licenses.

DTT Multiplex Operator Licenses. In August 2002, CCUK was granted two 12-year DTT multiplex operator licenses by the ITC (now part of OFCOM) to provide DTT broadcasting services in the U.K., with a 12-year renewal option. Each of these two licenses is subject to service conditions including conditions regarding signal quality, marketing, and fairness and open competition regarding contracts with content providers. In addition, CCUK is obligated to implement certain power increases. See “Business—The Company—U.K. Operations—Transmission Business.”

Australia

Federal Regulation

Carrier licenses and nominated carrier declarations issued under the Federal Telecommunications Act 1997 authorize the use of network units for the supply of telecommunications services to the public. The definition of “network units” includes line links and base stations used for wireless telephony services but does not include tower infrastructure. Accordingly, CCAL as a tower owner and operator does not require a carrier license. Similarly, because CCAL does not own any transmitters or spectrum, it does not currently require any apparatus or spectrum licenses issued under the Federal Radiocommunications Act 1992.

Carriers have a statutory obligation to provide other carriers with access to sites and, if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this regime and negotiates site access on a commercial basis.

While the Federal Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction and structural enhancement of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. For a limited number of sites, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations.

Local Regulations

In Australia there are various local, state and territory laws and regulations which relate to, among other things, town planning and zoning restrictions, standards and approvals for the design, construction or alteration of a structure or facility, and environmental regulations. As in the U.S., these laws vary greatly, but typically require tower owners to obtain approval from government bodies prior to tower construction and to comply with environmental laws on an ongoing basis.

Environmental Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See “Business—Risk Factors.”

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

We have compliance programs and monitoring projects to help assure that we are in substantial compliance with applicable environmental laws. Nevertheless, there can be no assurance that the costs of compliance with existing or future environmental laws will not have a material adverse effect on us.

Risk Factors

You should carefully consider the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.

Substantial Level of Indebtedness—Our substantial level of indebtedness may adversely affect our ability to react to changes in our business. We may also be limited in our ability to use debt to fund future capital needs.

We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 2003, after giving effect to the completion of the cash tender offers for our 9% senior notes and our 9 1/2% senior notes (dollars in thousands).

Total indebtedness	$3,204,901
Redeemable preferred stock	506,702
Stockholders’ equity	1,959,918
Debt and redeemable preferred stock to equity ratio	1.89x

As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other projects;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry; and

•	we may have a competitive disadvantage relative to other companies in our industry with less debt.

We cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt or pay our obligations under our preferred stock. In addition, we may need to refinance some or all of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance our indebtedness on commercially reasonable terms or at all. If we are unable to refinance our subsidiary debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. In addition, our various credit facilities will require periodic interest payments on amounts borrowed thereunder, which amounts can be substantial.

Restrictive Debt Covenants—The terms of our debt instruments limit our ability to receive cash dividends from our subsidiaries or otherwise take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt may be accelerated.

Currently we have debt instruments that restrict our ability to incur more indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the restrictions of these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases may cause the maturity of substantially all of our indebtedness to be accelerated.

We are a holding company with no business operations of our own. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay interest and principal on our outstanding indebtedness or to pay dividends or make other distributions on our capital stock is distributions relating to our ownership interest in our subsidiaries from the cash flows and net earnings generated by such subsidiaries or from proceeds of debt or equity offerings. The terms of the amended 2000 credit facility restrict CCOC’s ability to pay dividends or to make distributions, and in any event, any such permitted dividends or distributions may only be paid if no default has occurred under the applicable instrument. Further, under the terms of the Crown Atlantic credit facility, Crown Atlantic is prohibited from making any dividends or distributions to us. For the year ended December 31, 2003, Crown Atlantic produced 12.5% of our consolidated revenue.

If our subsidiaries are unable to dividend cash to us when we need it, we may be unable to pay dividends or satisfy our obligations, including interest and principal payments, under our debt instruments. The restrictions relating to our credit facilities and other indebtedness may also effect our decisions relating to certain strategic growth opportunities.

Our Business Depends on the Demand for Wireless Communications and Towers—We may be adversely affected by any slowdown in the growth of, or reduction in demand for, wireless communications.

Demand for our sites depends on demand for communication sites from wireless carriers, which, in turn, depends on the demand for wireless services. The willingness of wireless carriers to utilize our infrastructure is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and location of our sites and alternative sites;

•	cost of capital, including interest rates;

•	availability of capital to wireless carriers;

•	willingness to co-locate equipment;

•	local restrictions on the proliferation of towers;

•	cost of building towers; and

•	technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area.

A slowdown in the growth of, or reduction in, demand in a particular wireless segment may adversely affect the demand for our sites. Moreover, wireless carriers often operate with substantial indebtedness, and financial problems for our customers may result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities. A slowdown in the deployment of equipment for new wireless technology, the consolidation of wireless carriers, the sharing of networks by wireless carriers or the increased use of alternative sites may also adversely affect the demand for our sites. Finally, advances in technology, such as the development of new antenna systems, new terrestrial deployment technologies and new satellite systems, may reduce the need for land-based, or terrestrial, transmission networks or our sites. To some extent, almost all of the above factors have occurred in recent years with an adverse effect on our business, and such factors are likely to persist in the future. The occurrence of any of these factors may negatively impact our revenues, result in an impairment of our assets or otherwise have a material adverse effect on us.

A Substantial Portion of Our Revenues Is Derived From a Small Number of Customers, Including Verizon Wireless, the BBC, T-Mobile and Cingular—The loss or consolidation of, or network sharing among, any of our limited number of customers may materially decrease revenues.

Approximately 63.7% of our revenues are derived from 10 customers, including Verizon Wireless, the BBC, T-Mobile and Cingular, which represented 13.7%, 13.2%, 10.1% and 9.1% of our revenues, respectively, for the year ended December 31, 2003. The loss of any one of our large customers as a result of bankruptcy, consolidation or merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business.

In addition, a substantial portion of our revenues is received from a few major wireless carrier and broadcast customers, particularly those customers that have transferred their tower assets to us. We cannot guarantee that the leases (including management service agreements) with such carriers will not be terminated or that these carriers will renew such agreements.

Our broadcast transmission business is substantially dependent on our contracts with the BBC. We cannot guarantee that the BBC will renew our contracts or that they will not attempt to negotiate terms that are not as favorable to us as those in place now. If we were to lose these BBC contracts, our business, results of operations and financial condition would be materially adversely affected. The initial term of our analog transmission contract with the BBC can be terminated on March 31, 2007, and the initial terms of our two DTT contracts with the BBC expire on October 31, 2008 and October 31, 2010, respectively.

A substantial portion of our U.K. broadcast transmission operations is conducted using sites owned by NTL, our principal broadcast competitor in the U.K. NTL also utilizes our sites for its broadcast transmission operations. This site sharing arrangement with NTL may be terminated on December 31, 2015, or any 10-year anniversary of that date, with five years’ prior notice by either us or NTL, and may be terminated sooner if there is a continuing breach of the agreement. We cannot guarantee that this agreement will not be terminated, which may have a material adverse effect on us.

Wireless service providers frequently enter into agreements with their competitors allowing them to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home providers’ services. In addition, wireless service providers have also entered into agreements allowing two or more carriers to share a single wireless network or jointly develop a tower portfolio in certain locations. Such agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antennas on our sites. The proliferation of these roaming, network sharing and joint development agreements may have a material adverse effect on us.

Economic and Wireless Telecommunications Industry Slowdown—an economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

In recent years, the economies of the countries in which we operate, particularly in the wireless telecommunications industry, have experienced significant general slowdowns which have negatively affected the factors described in these risk factors, influencing demand for tower space and network services. Similar slowdowns in the future may reduce consumer demand for wireless services, or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting therefrom and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and us.

We believe that the recent economic slowdowns, particularly in the wireless telecommunications industry, have already harmed, and similar slowdowns may further harm, the financial condition or operations of wireless service providers, some of which, including customers of ours, have filed for bankruptcy protection.

We Operate Our Business In a Competitive Industry and Some of Our Competitors Have Significantly More Resources or Less Debt Than We Do—As a result of this competition, we may find it more difficult to achieve favorable lease rates on our sites.

We face competition for site rental customers from various sources, including:

•	other large independent tower owners;

•	wireless carriers that own and operate their own towers and lease antenna space to other carriers;

•	alternative facilities such as rooftops, broadcast towers and utility poles;

•	new alternative deployment methods;

•	site development companies that acquire antenna space on existing towers for wireless carriers and manage new tower construction; and

•	local independent tower operators.

Wireless carriers that own and operate their own tower portfolios generally are substantially larger and have greater financial resources than we have. Further, the financial status of certain of our competitors may lead to increased competition in certain areas. Competition for tenants on sites may adversely affect lease rates and service income.

New Technologies May Make Our Site Leasing Services Less Desirable to Potential Tenants and Result in Decreasing Revenues—Such new technologies may decrease demand for site leases and negatively impact our revenues.

The development and deployment of signal combining technologies, which permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our antenna space or broadcast transmission services. In addition, other technologies which may be developed and emerge may serve as substitutes and alternatives to leasing which might otherwise be anticipated or expected on our sites had such technologies not existed.

Mobile satellite systems and other new technologies may compete with land-based wireless communications systems, thereby reducing the demand for tower space and other services we provide. The FCC has granted license applications for several low-earth orbiting satellite systems that are intended to provide mobile voice or data services. The growth in delivery of video services by direct broadcast satellites may also adversely affect demand for our antenna space.

Any reduction in site leasing demand resulting from multiple frequency antennas, satellite or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.

New Technologies May Not Perform as Projected—2.5G/3G and other technologies, including digital terrestrial television, may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that 2.5G/3G or other new wireless technologies, including DTT, will be introduced or deployed as rapidly or in the manner previously or presently projected by the wireless or broadcast industries. The deployment of 3G has already been significantly delayed from prior projections. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for site rental or broadcast transmission as a result of such technologies may not be realized at the times or to the extent previously or presently anticipated.

We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Maintain These Leases—If we fail to protect our rights against persons claiming superior rights in our communications sites, our business may be adversely affected.

Our real property interests relating to our communications sites consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 12% of our sites are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

Our International Operations Expose Us to Changes in Foreign Currency Exchange Rates—We may suffer losses as a result of changes in currency exchange rates.

We conduct business in countries outside the U.S., which exposes us to fluctuations in foreign currency exchange rates. For the year ended December 31, 2003, approximately 44.3% of our consolidated revenues and approximately 79.8% of our consolidated capital expenditures originated outside the U.S., all of which were denominated in currencies other than U.S. dollars, principally British pounds sterling and Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

We May Need Additional Financing, Which May Not Be Available, for Strategic Growth Opportunities or Contractual Obligations—If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

Over time, we may require significant capital expenditures for strategic growth opportunities or contractual obligations. Verizon has the right, after July 1, 2007, to require us to purchase for cash its interest in Crown Atlantic. See “Business—The Company—U.S. Operations.”

As of December 31, 2003, after giving effect to the completion of the cash tender offers for our 9% senior notes and our 9 1/2% senior notes in January 2004, we had consolidated cash and cash equivalents of $191.4 million. We also had approximately $1.5 billion in outstanding borrowings under our credit facilities at that date. Our ability to borrow under the credit facilities is limited by the covenants contained in those agreements, including covenants relating to current financial performance (as defined in the various credit agreements), levels of indebtedness and debt service requirements. Under the terms of the credit facilities, we could draw approximately $396 million in additional borrowings as of February 18, 2004 while remaining in compliance with these covenants.

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

Fluctuations in Market Interest Rates—Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness.

Certain of the financial instruments we have used to obtain capital, including our 2000 credit facility, as amended, and Crown Atlantic’s credit facility, are subject to market risks from fluctuations in market interest rates, specifically the London Interbank Offer Rate (“LIBOR”). As of December 31, 2003, approximately 57.0% of our financial instruments are long-term fixed interest rate notes and debentures; however, a fluctuation in LIBOR of one percentage point for all of 2004 would impact our interest expense by approximately $14.0 million. As of December 31, 2003, we have approximately $1,484.8 million of floating rate indebtedness, of which $83.8 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement.

Laws and Regulations Which Could Change at Any Time and With Which We Could Fail to Comply Regulate Our Business—If we fail to comply with applicable laws or regulations, we may be fined or even lose our right to conduct some of our business.

A variety of foreign, federal, state and local laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.

Variability In Demand For Network Services Business Reduces the Predictability of Our Results—Our network services business has historically experienced significant volatility in demand.

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results. Network services revenues have also been adversely impacted in the U.S. in recent years due to reduced antenna installation activity and our strategic decision to reduce our network service offerings. As a result, our network services business has and should continue to become less significant to our operations.

We Are Heavily Dependent on Our Senior Management—If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis and our business may be adversely affected.

Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals as employees, including our chief executive officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find or integrate appropriate replacements on a timely basis and we may be materially adversely affected.

Emissions From Antennas on Our Sites or Wireless Devices May Create Health Risks—We may suffer from future claims if the radio frequency emissions from equipment on our sites is demonstrated to cause negative health effects.

The FCC, NRPB and other government agencies impose requirements and other guidelines on its licensees relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.

Public perception of possible health risks associated with cellular and other wireless communications may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communications services.

Our exposure to the potential risk of harm due to radio frequency emissions may increase as the number of rooftop sites in our portfolios, including the BT sites, increases. See “Business—The Company—U.K. Operations—Significant Contracts—BT Site Agreement”. Rooftop sites may tend to be more accessible to a wider range of personnel (including personnel with little or no knowledge of wireless communications equipment) than towers, increasing the number of persons who may be potentially exposed to emissions emanating from equipment located on such sites.

If a connection between radio emissions and possible negative health effects were established, our operations, costs and revenues would be materially and adversely affected. We do not maintain any significant insurance with respect to these matters.

Anti-Takeover Provisions in Our Certificate of Incorporation and Competition Laws May Have Effects That Conflict with the Interests of Our Stockholders—Certain provisions of our certificate of incorporation, by-laws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party even if such a change in control would be beneficial to you.

We have a number of anti-takeover devices in place that will hinder takeover attempts and may reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors;

•	a shareholder rights agreement;

•	the authority of the board of directors to issue preferred stock without approval of the holders of common stock; and

•	advance notice requirements for director nominations and actions to be taken at annual meetings.

Our by-laws permit special meetings of the stockholders to be called only upon the request of a majority of the board of directors, and deny stockholders the ability to call such meetings. Further, our BBC contracts may be terminated upon the occurrence of certain change of control events described in such contracts. Such provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law, may impede a merger, consolidation, takeover or other business combination or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

In addition, domestic and international competition laws may prevent or discourage us from acquiring towers or tower networks in certain geographical areas or impede a merger, consolidation, takeover or other business combination or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Shares Eligible For Future Sale—Sales of a substantial number of shares of common stock may adversely affect the market price of the common stock.

Future sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock. As of February 26, 2004, we had 221,325,639 shares of common stock outstanding. In addition, we have reserved 24,771,821 shares of common stock for issuance under our various stock compensation plans, 1,639,990 shares of common stock upon exercise of outstanding warrants, 21,237,303 shares of common stock for the conversion of our 4% senior notes and 16,066,944 shares of common stock for the conversion of our outstanding convertible preferred stock.

A small number of shareholders own a significant percentage of our outstanding common stock. If any one of these shareholders, or any group of our shareholders, sells a large quantity of shares of our common stock, or the public market perceives that existing shareholders might sell shares of common stock, the market price of our common stock may significantly decline.

The holders of our 8 1/4% convertible preferred stock and our 6.25% convertible preferred stock are entitled to receive cumulative dividends at the rate of 8 1/4% per annum (approximately $16.5 million) and 6.25% per annum (approximately $19.9 million), respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. From time to time we have elected to repurchase the shares of common stock issued as dividends, effectively paying the dividends in cash (utilizing cash from an unrestricted investment subsidiary), in order to mitigate or offset the dilutive effect of the common stock issued to pay such dividends upon the shares of our common stock otherwise outstanding. We may continue to repurchase shares of common stock issued as dividends on our preferred stock in order to mitigate such dilution; however, there can be no assurances that we will do so.

We Have Experienced Disputes With Customers and Suppliers—Such disputes may lead to increased tensions, damaged relationships or litigation which may result in the loss of a key customer or supplier.

We have experienced certain conflicts or disputes between ourselves and some of our customers and service providers. Most of these disputes relate to the interpretation of terms in our contracts. While we seek to resolve such conflicts amicably and have generally resolved customer and supplier disputes on commercially reasonable terms, such disputes may lead to increased tensions and damaged relationships between ourselves and these entities, some of whom are key customers or suppliers of ours. In addition, if we are unable to resolve these differences amicably, we may be forced to litigate these disputes in order to enforce or defend our rights. There can be no assurances as to the outcome of these disputes. Damaged relationships or litigation with our key customers or suppliers may lead to decreased revenues (including as a result of losing a customer) or increased costs, which could have a material adverse effect on us.

Internet Access to Reports

We maintain an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of our internet website at http://investor.crowncastle.com/edgar.cfm as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 2. Properties

Our principal corporate offices are located in Houston, Texas; Canonsburg, Pennsylvania; Warwick, United Kingdom; and Sydney, Australia.

Location	Title		Size (Sq. Ft.)	Use
Houston, TX	Leased	*	24,300	Corporate office
Canonsburg, PA	Owned		124,000	Corporate office
Warwick, U.K.	Owned		50,000	Corporate office
Sydney, Australia	Leased		10,500	Corporate office

*	We previously owned the 100,250 square foot building in which this leased office space is located. In March 2003, we sold the building to a third party and entered into a lease for the office space shown above.

In the U.S., we also lease and maintain five additional regional offices (called “Area Offices”) located in (1) Albany, New York, (2) Alpharetta, Georgia, (3) Charlotte, North Carolina, (4) Louisville, Kentucky and (5) Phoenix, Arizona. The principal responsibilities of these offices are to manage the leasing of tower space on a local basis, maintain the towers already located in the region and service our customers in the area. During 2003, we disposed of two office buildings (a 100,250 square foot building in Houston, Texas and a 48,500 square foot building in Canonsburg, Pennsylvania) for which we received total proceeds of approximately $11.7 million.

In the U.K., we also lease and maintain three regional offices in Altringham, Bristol and Hemel Hempstead, England, which provide service and support for our site rental business. In addition, we lease approximately 11,300 square feet of office space in central London which we do not use or contemplate using. The London space is subleased on a short-term basis and the sublease payments offset our current rent obligation under the lease.

In the U.S., our interests in our tower sites are comprised of a variety of ownership interests, leases created by long-term lease agreements, easements, licenses or rights-of-way granted by government entities. In the U.S., 19% of the sites are occupied by guyed towers, which are located on an average of approximately 136,000 square feet of land. The remaining 81% are non-guyed (monopole, self-support, etc.), which are located on an average of approximately 20,500 square feet of land. These tracts support the towers, equipment shelters and, where applicable, guy wires to stabilize the structure. The actual square footage of any particular site depends on a number of things, including the topography of the site, the size of the area the landlord is willing to lease, the number of customers locating on the tower and the type of structure at the site, as self-supporting and monopole tower structures typically require less land area than a guyed tower. Our land leases, subleases and licenses generally have five- or ten-year initial terms and frequently contain one or more renewal options. As of December 31, 2003, 8,855 of our U.S. sites, or approximately 83% of our U.S. portfolio, were leased, subleased or licensed, while 1,787 or approximately 17%

were owned in fee or through a permanent easement or similar interest. Under the 2000 credit facility and the Crown Atlantic credit facility, as amended, our senior lenders have liens on a substantial number of our land leases and other property interests in the U.S.

In the U.K., tower sites range from less than 400 square feet for a small rural TV booster station to over 50 acres for a high-power radio station. As in the U.S., the site accommodates the towers, equipment buildings or shelters and, where applicable, guy wires to support the structure. Land is either owned freehold, which is usual for the larger sites, or is held on leases that generally have terms of between 10 and 21 years. As of December 31, 2003, we owned 417 freehold sites and had approximately 2,332 land leases in the U.K. In addition, we have a master lease agreement with respect to 738 BT sites (primarily rooftops).

In Australia, our interests in sites are comprised of mainly leases and licenses granted by private, governmental and semi-governmental entities and individuals. The sites range from approximately 250 square feet to 2,500 square feet. Our land leases generally have terms up to 15 years through sequential leases and options to renew. For each of our 1,388 towers owned as of December 31, 2003, site tenure takes the form of a land lease or occupation license.

Item 3. Legal Proceedings

We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings involve disputes with landlords, carriers or vendors, collection matters involving bankrupt customers, appeals of zoning and variance matters or wrongful termination claims. While the outcome of these proceedings cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “CCI”. The following table sets forth for the calendar periods indicated the high and low sales prices per share of the Common Stock as reported by NYSE.

	High	Low
2002:
First Quarter	$11.55	$5.10
Second Quarter	7.30	3.62
Third Quarter	4.05	1.00
Fourth Quarter	4.38	1.68
2003:
First Quarter	$5.75	$3.16
Second Quarter	9.00	5.25
Third Quarter	11.05	7.70
Fourth Quarter	13.10	9.35

As of February 26, 2004, there were approximately 688 holders of record of the Common Stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is our current policy to retain our cash provided by operating activities to finance the expansion of our operations or reduce our debt. Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments and the terms of the certificates of designations in respect of our convertible preferred stock.

The holders of our 8 1/4% convertible preferred stock and our 6.25% convertible preferred stock are entitled to receive cumulative dividends at the rate of 8 1/4% per annum and 6.25% per annum, respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2001, 2002 and 2003, dividends on our 8 1/4% convertible preferred stock were paid with 1,400,000, 4,290,000 and 2,190,000 shares of common stock, respectively, and dividends on our 6.25% convertible preferred stock were paid with 1,781,764, 6,338,153 and 3,253,469 shares of common stock, respectively. The shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of our common stock otherwise outstanding, and declines in the fair market value of our common stock will increase the effective dilution. In 2002 and 2003, as allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% convertible preferred stock, we repurchased 3,745,000 and 1,825,000 shares of common stock, respectively, from the dividend paying agent for a total of $12.2 million and $12.4 million in cash, respectively. We utilized cash from an unrestricted investment subsidiary for such stock repurchases, effectively satisfying that portion of the dividend requirements with cash. We have also purchased shares of our common stock on other occasions (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). We may choose to continue such issuances and purchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock. As of February 18, 2004, we had approximately $85.1 million in cash remaining at our unrestricted investment subsidiary which could be used for future purchases of common stock.

Issuance of Unregistered Securities

We made no unregistered sales of equity securities during 2003.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Item 6. Selected Financial Data

The selected historical consolidated financial and other data for the Company set forth below for each of the five years in the period ended December 31, 2003, and as of December 31, 1999, 2000, 2001, 2002 and 2003, have been derived from the consolidated financial statements of the Company, which have been audited by KPMG LLP, independent accountants. The results of operations for the year ended December 31, 2001 are not comparable to the year ended December 31, 2000, and the results for the year ended December 31, 2000 are not comparable to the year ended December 31, 1999 as a result of business and tower acquisitions consummated in 1999 and 2000. Results of operations of these acquired businesses and towers are included in the Company’s consolidated financial statements for the periods after the respective dates of acquisition. In addition, we have various transactions recorded in our financial statements that are non-recurring in nature. As such, our results of operations for the year ended December 31, 2003 are not comparable to the year ended December 31, 2002, and the results for the year ended December 31, 2002 are not comparable to the year ended December 31, 2001. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental and broadcast transmission	$267,894	$446,039	$575,961	$677,839	$786,788
Network services and other	77,865	203,126	322,990	223,694	143,560

Total net revenues	345,759	649,165	898,951	901,533	930,348

Costs of operations:
Site rental and broadcast transmission	114,436	194,424	238,748	270,024	307,511
Network services and other	42,312	120,176	228,485	176,175	110,268

Total costs of operations	156,748	314,600	467,233	446,199	417,779

General and administrative	43,823	76,944	102,539	94,222	94,888
Corporate development(a)	5,403	10,489	12,337	7,483	5,564
Restructuring charges	5,645	—	19,416	17,147	1,291
Asset write-down charges	—	—	24,922	55,796	14,317
Non-cash general and administrative compensation charges(b)	2,173	3,127	6,112	5,349	20,654
Depreciation, amortization and accretion	130,106	238,796	328,491	301,928	324,152

Operating income (loss)	1,861	5,209	(62,099)	(26,591)	51,703
Interest and other income (expense)(c)	17,731	32,266	8,548	66,418	(148,474)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(110,908)	(241,294)	(297,444)	(302,570)	(289,647)

Loss before income taxes, minority interests and cumulative effect of changes in accounting principles	(91,316)	(203,819)	(350,995)	(262,743)	(386,418)
Provision for income taxes	(275)	(246)	(16,478)	(12,276)	(7,518)
Minority interests	(2,756)	(721)	1,306	2,498	(2,394)

Loss before cumulative effect of changes in accounting principles	(94,347)	(204,786)	(366,167)	(272,521)	(396,330)
Cumulative effect of changes in accounting principles:
Costs of start-up activities	(2,414)	—	—	—	—
Asset retirement obligations, net of related income tax benefits of $636	—	—	—	—	(2,035)

Net loss	(96,761)	(204,786)	(366,167)	(272,521)	(398,365)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock(d)	(28,881)	(59,469)	(79,028)	19,638	(53,945)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(125,642)	$(264,255)	$(445,195)	$(252,883)	$(452,310)

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.94)	$(1.48)	$(2.08)	$(1.16)	$(2.08)
Cumulative effect of change in accounting principle	(0.02)	—	—	—	(0.01)

Net loss	$(0.96)	$(1.48)	$(2.08)	$(1.16)	$(2.09)

Common shares outstanding—basic and diluted (in thousands)	131,466	178,588	214,246	218,028	216,947

Other Data:
Summary cash flow information:
Net cash provided by operating activities	$92,608	$165,495	$131,930	$208,932	$260,039
Net cash used for investing activities	(1,509,146)	(1,957,687)	(895,136)	(176,917)	(8,876)
Net cash provided by (used for) financing activities	1,670,402	1,707,091	1,109,309	(335,086)	(313,662)
Ratio of earnings to fixed charges(e)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$549,328	$453,833	$804,602	$516,172	$462,427
Short-term investments	—	38,000	72,963	115,697	—
Investments	—	137,000	128,500	—	—
Property and equipment, net	2,468,101	4,303,037	4,844,912	4,828,033	4,741,945
Total assets	3,836,650	6,401,885	7,375,458	6,892,601	6,737,591
Total debt	1,542,343	2,602,687	3,423,097	3,226,960	3,449,992
Redeemable preferred stock(f)	422,923	842,718	878,861	756,014	506,702
Total stockholders’ equity	1,617,747	2,420,862	2,364,648	2,208,498	1,984,413

(a)	Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers.
(b)	Represents charges related to the issuance of stock and stock options to certain employees and executives, and the issuance of common stock and stock options in connection with certain acquisitions.
(c)	For the year ended December 31, 2002, includes gains of $79.1 million on debt purchases and charges of $29.1 million for losses from, and write-downs of, investments in unconsolidated affiliates. For the year ended December 31, 2003, includes losses of $137.8 million on debt and preferred stock purchases and redemptions and a loss on the issuance of the interest in Crown Atlantic of $8.1 million.
(d)	Includes gains of $99.4 million on purchases of preferred stock in 2002 and net gains of $0.3 million on purchases of preferred stock in 2003.
(e)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes, minority interests, cumulative effect of changes in accounting principles and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For the years ended December 31, 1999, 2000, 2001, 2002 and 2003, earnings were insufficient to cover fixed charges by $91.3 million, $203.8 million, $351.0 million, $262.7 million and $386.4 million, respectively.
(f)	The 1999 amount represents the 12 3/4% exchangeable preferred stock and the 8 1/4% convertible preferred stock. The 2000, 2001 and 2002 amounts represent the 12 3/4% exchangeable preferred stock, the 8 1/4% convertible preferred stock and the 6.25% convertible preferred stock. The 2003 amount represents the 8 1/4% convertible preferred stock and the 6.25% convertible preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our consolidated financial condition as of December 31, 2003 and our consolidated results of operations for each year in the three-year period ended December 31, 2003. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. See “—Cautionary Statement for Purposes of Forward-Looking Statements”. This discussion should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”.

Overview

Our primary business is leasing towers that we own to major wireless service providers in the three countries in which we operate—the United States (U.S.), the United Kingdom (U.K.) and Australia. Our customers use our tower sites to locate antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This leasing activity represents approximately 68% of our consolidated revenues. In the U.K., our subsidiary CCUK also operates broadcast transmission networks for both analog and digital radio and television. This broadcast transmission business represents approximately 17% of our consolidated revenues. We also provide network services in the U.S. and U.K. which consist primarily of project management services for antenna installations on our company-owned tower sites on behalf of wireless service providers.

Our site rental leasing and broadcast transmission revenues combined represent approximately 85% of our consolidated revenues, and are derived from the core businesses we are seeking to grow to increase the utilization of our existing tower site assets. Typically, these revenues result from long-term (5-10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year approximately 90% to 95% of our site rental and broadcast transmission revenue has been contracted for in a prior year and is of a recurring nature. When we discuss growth in this core business, we are generally describing the rate at which we are adding revenues to the previously contracted base, sometimes referred to as the revenue “run-rate”.

The network services business is not typically recurring and is largely incidental to our site rental and broadcast transmission business. It usually has lower margins and is not a key to our future growth. Such activities are generally pursued at the request of a customer in order to facilitate our leasing activities, or otherwise to better serve our customers’ site requirements. Network services revenues declined as a percentage of our total revenues during 2002 and 2003, and we expect such decline to continue in the foreseeable future.

The growth of our business depends substantially on the condition of the wireless communications and broadcast industries. We believe that the demand for new communications sites will continue, although possibly not at the levels experienced prior to 2002. The level of demand for new sites declined in 2002 as compared to 2001, as evidenced by a decrease of approximately 40% in the number of new tenants we were able to add to our sites. While the total number of new additions on our towers decreased for the first half of 2003 as compared to the first half of 2002, the rate of new tenant additions during the second half of 2003 was approximately constant with the rate of new additions that we experienced during the second half of 2002. During the second half of 2003, we began to see signs of increased activity in the form of additional applications for our U.S. sites by wireless carriers. While there can be no assurances that these applications will result in additional tenant additions to our towers, we believe this increase in expressions of interest reflects a renewed focus by our U.S. carriers on the quality of their wireless networks. We expect that, due to increased competition, wireless carriers will continue to seek operating and capital efficiencies by (1) outsourcing certain network services and the build-out and operation of new and existing infrastructure and (2) utilizing third-party tower sites as a common location for the placement of their antennas and transmission equipment alongside the equipment of other wireless service providers.

The willingness of wireless carriers to utilize our infrastructure and related services is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and location of our sites and alternative sites;

•	cost of capital, including interest rates;

•	availability of capital to wireless carriers;

•	willingness to co-locate equipment;

•	local restrictions on the proliferation of towers;

•	cost of building towers;

•	technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area;

•	our ability to efficiently satisfy their service requirements; and

•	tax policies.

Our revenues that are derived from the provision of transmission services to the broadcasting industry will be affected by, among other things:

•	consumer demand for digital television broadcasts from tower-mounted antenna systems, or “digital terrestrial television broadcasts”, principally in the U.K.;

•	cost of capital, including interest rates;

•	zoning restrictions on towers; and

•	the cost of building towers and networks.

As an important part of our business strategy, we will seek to:

(1)	maximize utilization of our tower capacity to grow revenues organically,

(2)	grow our margins by taking advantage of the relatively fixed nature of the operating costs associated with our site rental business,

(3)	allocate capital efficiently as we selectively build new towers for wireless carriers, acquire other assets or purchase our own securities, and

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

Some agreements provide for rent-free periods at the beginning of the lease term, while others call for rent to be prepaid for some period. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is spread evenly over the term of the agreement. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods. For 2001, 2002 and 2003, the non-cash portion of our site rental and broadcast transmission revenues amounted to approximately $23.6 million, $26.4 million and $28.8 million, respectively.

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

Some of our arrangements with our customers call for the performance of multiple revenue-generating activities. Generally, these arrangements include both site rental and network services. In such cases, we determine whether the multiple deliverables are to be accounted for separately or on a combined basis. In order to be accounted for separately, the undelivered items must (1) have stand-alone value to the customer, (2) have reliably determinable fair value on a separate basis, and (3) have delivery which is probable and under our control. Allocation of recognized revenue in such arrangements is based on the relative fair value of the separately delivered items. We have generally determined that it is appropriate to account for antenna installation activities separately from the customer’s subsequent site rentals.

Allowance for Doubtful Accounts Receivable

As part of our normal accounting procedures, we must evaluate our outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to costs of operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If our estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Valuation of Long-Lived Assets

We review the carrying values of property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results or (3) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of assets. The substantial portion of our property and equipment represents the cost of our towers and broadcast transmission equipment, which are depreciated with an estimated useful life of 20 years.

On January 1, 2002, we adopted the new accounting standard for goodwill and other intangible assets. In accordance with that new standard, we test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are the expected additions of new tenants on our towers, the terminal multiple for our projected cash flows and our weighted-average cost of capital.

During the fourth quarter of 2003, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. We have included the results of the joint venture transactions with Verizon Communications in our most recent evaluations. Future declines in our site leasing and network services business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

Deferred Income Taxes

We record deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. If deferred tax assets exceed deferred tax liabilities, we must estimate whether those net deferred asset amounts will be realized in the future. A valuation allowance is then provided for the net deferred asset amounts that are not likely to be realized.

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

Results of Operations

Our primary sources of revenues are from:

(1)	renting antenna space on towers and rooftops sites,

(2)	providing analog and digital broadcast transmission services in the U.K., and

(3)	providing network services, including the installation of antennas on our sites.

Site rental revenues in the U.S. are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

•	cellular;

•	personal communications services (“PCS”), a digital service operating at a higher frequency range than cellular;

•	enhanced specialized mobile radio (“ESMR”), a service operating in the SMR frequency range using enhanced technology;

•	wireless data services;

•	point-to-point radio;

•	paging; and

•	specialized mobile radio (“SMR”), a service operating in the frequency range used for two-way radio communication by public safety, trucking companies, and other dispatch service users.

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five to ten years (with three or four optional renewal periods of five years each).

Broadcast transmission services revenues in the U.K. are received for both analog and digital transmission services. Monthly analog transmission revenues are principally received from the BBC under a contract with an initial 10-year term through March 31, 2007 (the first date on which such contract may be terminated with twelve months prior notice by either party). Digital transmission services revenues from the BBC are recognized under a contract with an initial term of 12 years through October 31, 2010. In addition, in connection with the launch of Freeview, we receive digital transmission services revenues from the BBC, BSkyB and other TV content providers under contracts with initial terms of six years. See “Item 1. Business—The Company—U.K. Operations—Significant Contracts”.

Site rental revenues in the U.K. are received from other broadcast transmission service providers (primarily NTL under a reciprocal site-sharing agreement) and wireless communications companies, including the U.K. cellular operators. Site rental revenues are generally recognized on a monthly basis under lease agreements with original terms of three to 12 years. Such lease agreements generally require annual payments in advance, and include rental rate adjustment provisions between one and three years from the commencement of the lease.

Network services revenues in the U.S. consist of revenues from:

(1)	antenna installations, substantially all on towers owned or managed by us,

(2)	site acquisition,

(3)	site development and construction, and

(4)	other services.

Network services revenues are received primarily from wireless communications companies. Network services revenues in the U.S. are recognized under service contracts which generally provide for billings on a fixed price basis. Demand for our network services fluctuates from period to period and within periods. See “Item 1. Business—Risk Factors”. Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. In 2002 and continuing to 2003, we made a strategic decision to reduce our network services offerings to primarily the management of antenna installations on our sites.

Network services revenues in the U.K. consist of (1) antenna installation, (2) network design and site selection, site acquisition and site development and (3) site management and other services. Network design and development and related services are provided to a number of broadcasting and related organizations and certain U.K. wireless carriers. These services are often subject to a competitive bid, and a significant proportion result from an operator coming onto an existing CCUK site. Revenues from such services are recognized on either a fixed price or a time and materials basis. Site management and other services, consisting of both network monitoring and equipment maintenance, are carried out in the U.K. for a number of emergency service organizations. CCUK receives revenues for such services under contracts with original terms of between three and five years. Such contracts provide fixed prices for network monitoring and variable pricing dependent on the level of equipment maintenance carried out in a given period.

Costs of operations for site rental in the U.S. primarily consist of:

•	land leases;

•	property taxes;

•	repairs and maintenance;

•	employee compensation and related benefits costs;

•	utilities;

•	insurance; and

•	monitoring costs.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.

Costs of operations for broadcast transmission services in the U.K. consist primarily of employee compensation and related benefits costs, utilities, rental payments under the Site-Sharing Agreement with NTL, circuit costs, repairs and maintenance on both transmission equipment and structures, property taxes and insurance. Site rental operating costs in the U.K. consist primarily of leases of land or rooftop sites, property taxes, repairs and maintenance, employee compensation and related benefits costs, utilities and insurance. With the exception of land and rooftop leases, the majority of such costs are relatively fixed in nature, with increases in revenue from new installations on existing sites generally being achieved without a corresponding increase in costs. Generally, leases of land and rooftop sites have a revenue sharing component that averages 20% to 60% of additional revenues added from subsequent tenants.

Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. Certain costs incurred in connection with antenna installations are capitalized as property and equipment since they represent assets owned by us. As such, those costs are not included in our results of operations in the year incurred, but rather will be charged to depreciation expense over the life of the assets.

General and administrative expenses consist primarily of:

•	employee compensation, training, recruitment and related benefits costs;

•	professional and consulting fees;

•	office rent and related expenses;

•	state franchise taxes; and

•	travel costs.

Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of:

•	allocated compensation and related benefits costs;

•	external professional fees; and

•	overhead costs that are not directly related to the administration or management of existing towers.

Depreciation, amortization and accretion charges relate to our property and equipment (which consists primarily of tower sites, broadcast transmission equipment, associated buildings, construction equipment and vehicles) and other intangible assets. Depreciation of tower sites and broadcast transmission equipment is generally computed with a useful life of 20 years. Amortization of other intangible assets (the value of certain site rental contracts at CCUSA) is computed with a useful life of 10 years. Depreciation of buildings is generally computed with useful lives ranging from 20 to 40 years. Depreciation of construction equipment and vehicles is generally computed with useful lives of 10 years and 5 years, respectively.

We have various transactions recorded in our financial statements (as described below) that are non-recurring in nature. As such, our results of operations for the year ended December 31, 2003 are not comparable to the year ended December 31, 2002, and the results for the year ended December 31, 2002 are not comparable to the year ended December 31, 2001.

During 2002, U.S. wireless carriers developed significantly fewer new communications sites than were developed in 2001. As a result, the pace at which we were able to add new tenants to our sites decreased by approximately 40% during 2002. While the total number of new additions on our towers decreased for the first half of 2003 as compared to the first half of 2002, the rate of new tenant additions during the second half of 2003 was approximately constant with the rate of new additions that we experienced during the second half of 2002. During the second half of 2003, we began to see signs of increased activity in the form of additional applications for our U.S. sites by wireless carriers. While there can be no assurances that these applications will result in additional tenant additions to our towers, we believe this increase in expressions of interest reflects a renewed focus by our U.S. carriers on the quality of their wireless networks.

A summary of site rental and broadcast transmission revenues by country is as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
United States and Puerto Rico	$352,097	$417,955	$449,426
United Kingdom	205,523	236,342	310,634
Australia	18,341	23,542	26,728

Total	$575,961	$677,839	$786,788

Network services revenues have also been adversely impacted in the U.S. due to reduced antenna installation activity related to the decrease in new tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. Network services revenues declined as a percentage of our total revenues during 2002 and 2003, and we expect such decline as a percentage of total revenues to continue in the foreseeable future.

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Year Ended December 31, 2001		Year Ended December 31, 2002		Year Ended December 31, 2003
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$575,961	64.1%	$677,839	75.2%	$786,788	84.6%
Network services and other	322,990	35.9	223,694	24.8	143,560	15.4

Total net revenues	898,951	100.0	901,533	100.0	930,348	100.0

Operating expenses:
Costs of operations:
Site rental and broadcast transmission	238,748	41.5	270,024	39.8	307,511	39.1
Network services and other	228,485	70.7	176,175	78.8	110,268	76.8

Total costs of operations	467,233	52.0	446,199	49.5	417,779	44.9

General and administrative	102,539	11.4	94,222	10.5	94,888	10.2
Corporate development	12,337	1.4	7,483	0.8	5,564	0.6
Restructuring charges	19,416	2.1	17,147	1.9	1,291	0.1
Asset write-down charges	24,922	2.8	55,796	6.2	14,317	1.5
Non-cash general and administrative compensation charges	6,112	0.7	5,349	0.6	20,654	2.2
Depreciation, amortization and accretion	328,491	36.5	301,928	33.5	324,152	34.9

Operating income (loss)	(62,099)	(6.9)	(26,591)	(3.0)	51,703	5.6
Other income (expense):
Interest and other income (expense)	8,548	1.0	66,418	7.4	(148,474)	(16.0)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(297,444)	(33.1)	(302,570)	(33.5)	(289,647)	(31.1)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(350,995)	(39.0)	(262,743)	(29.1)	(386,418)	(41.5)
Provision for income taxes	(16,478)	(1.8)	(12,276)	(1.4)	(7,518)	(0.8)
Minority interests	1,306	0.1	2,498	0.3	(2,394)	(0.3)

Loss before cumulative effect of change in accounting principle	(366,167)	(40.7)	(272,521)	(30.2)	(396,330)	(42.6)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	(2,035)	(0.2)

Net loss	$(366,167)	(40.7)%	$(272,521)	(30.2)%	$(398,365)	(42.8)%

Comparison of Years Ended December 31, 2003 and 2002—Consolidated

Site rental and broadcast transmission revenues for 2003 were $786.8 million, an increase of $108.9 million, or 16.1%, from 2002. Of this increase, $22.0 million was attributable to CCUSA, $74.3 million was attributable to CCUK, $3.2 million was attributable to CCAL and $9.5 million was attributable to Crown Atlantic. Network services and other revenues for 2003 were $143.6 million, a decrease of $80.1 million from 2002. This decrease was primarily attributable to:

(1)	a $75.3 million decrease in network services and other revenues from CCUSA and

(2)	a $12.6 million decrease in network services and other revenues from Crown Atlantic, partially offset by

(3)	a $6.8 million increase in network services and other revenues from CCUK and

(4)	a $1.0 million increase in network services and other revenues from CCAL.

Total revenues for 2003 were $930.3 million, a net increase of $28.8 million from 2002. The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites, contractual escalations on existing leases and a full year of digital broadcast transmission revenues from Freeview. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues will continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental and broadcast transmission costs of operations for 2003 were $307.5 million, an increase of $37.5 million from 2002. Of this increase, $4.1 million was attributable to CCUSA, $30.8 million was attributable to CCUK, $1.8 million was attributable to CCAL and $0.8 million was attributable to Crown Atlantic. Network services and other costs of operations for 2003 were $110.3 million, a decrease of $65.9 million from 2002. This decrease was primarily attributable to:

(1)	a $69.0 million decrease in network services and other costs of operations from CCUSA and

(2)	a $6.8 million decrease in network services and other costs of operations from Crown Atlantic, partially offset by

(3)	a $9.4 million increase in network services and other costs of operations from CCUK and

(4)	a $0.6 million increase in network services and other costs of operations from CCAL.

Total costs of operations for 2003 were $417.8 million, a net decrease of $28.4 million from 2002. Gross margins (net revenues less costs of operations) for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 60.9% for 2003 from 60.2% for 2002, because of higher margins from the CCUSA, CCUK and Crown Atlantic operations, partially offset by lower margins from the CCAL operations. Gross margins for network services and other as a percentage of network services and other revenues increased to 23.2% for 2003 from 21.2% for 2002 because of higher margins from the CCUSA, CCAL and Crown Atlantic operations, partially offset by lower margins from the CCUK operations.

The growth of CCUK’s operations relative to CCUSA and Crown Atlantic has increased the impact that CCUK’s margins have on our consolidated results, and CCUK’s margins tend to be lower than our U.S. businesses due to the higher costs associated with our U.K. broadcast business and the costs from the revenue sharing component of leases for land and rooftop sites in the U.K. Such costs for revenue sharing will increase on certain sites to be developed in the future under amended agreements with British Telecom (see “—Liquidity and Capital Resources”).

General and administrative expenses for 2003 were $94.9 million, an increase of $0.7 million from 2002. This increase was primarily attributable to:

(1)	a $2.1 million increase in expenses at CCAL,

(2)	a $0.8 million increase in expenses at Crown Atlantic, and

(3)	a $5.1 million increase in expenses at our corporate office segment, related primarily to new business initiatives we are pursuing, partially offset by

(4)	a $5.2 million decrease in expenses related to the CCUSA operations, related primarily to lower staffing levels after the recent restructurings, and

(5)	a $2.2 million decrease in expenses at CCUK.

General and administrative expenses as a percentage of revenues decreased to 10.2% for 2003 from 10.5% for 2002, primarily because of lower overhead costs as a percentage of revenues for CCUK. CCUK’s general and administrative expenses for 2002 include a charge of approximately $2.6 million for a bad debt provision related to the liquidation of ITV Digital, a former customer of CCUK.

Corporate development expenses for 2003 were $5.6 million, compared to $7.5 million for 2002. This decrease was primarily attributable to a decrease in salary costs.

During 2003, we recorded cash restructuring charges of $1.3 million, compared to $17.1 million for 2002. Such charges related to employee severance payments, lease termination costs and costs of office closures. See “—Restructuring Charges and Asset Write-Down Charges”.

During 2003, we recorded asset write-down charges of $14.3 million, compared to $55.8 million for 2002. Such non-cash charges related to the abandonment of a portion of our construction in process and the write-down of certain other assets. We may record such charges in the future. See “—Restructuring Charges and Asset Write-Down Charges”.

During the fourth quarter of 2003, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. We have included the results of the joint venture transactions with Verizon Communications in our most recent evalutions (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”). Future declines in our site leasing and network services business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

For 2003, we recorded non-cash general and administrative compensation charges of $20.7 million related to the issuance of stock and stock options to certain employees and executives, compared to $5.3 million for 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees and the issuance of common stock to the non-executive members of our Board of Directors. See “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”.

Depreciation, amortization and accretion for 2003 was $324.2 million, an increase of $22.2 million from 2002. This increase was primarily attributable to:

(1)	a $0.9 million increase in depreciation related to property and equipment from CCUSA,

(2)	an $18.2 million increase in depreciation related to property and equipment from CCUK,

(3)	a $2.7 million increase in depreciation related to property and equipment from CCAL, and

(4)	a $0.5 million increase in depreciation related to property and equipment from Crown Atlantic.

Interest and other income (expense) for 2003 resulted primarily from:

(1)	losses of approximately $116.0 million from purchases and redemptions of our debt securities (see “—Liquidity and Capital Resources”),

(2)	losses of approximately $21.8 million from purchases and the redemption of shares of our 12 3/4% exchangeable preferred stock (see “—Liquidity and Capital Resources”),

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

Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2003 was $289.6 million, a decrease of $12.9 million, or 4.3%, from 2002. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2002 and 2003 (see “—Liquidity and Capital Resources”),

(2)	reductions in outstanding bank indebtedness at CCUK and Crown Atlantic, and

(3)	lower interest rates on bank indebtedness at CCUSA and Crown Atlantic, partially offset by

(4)	the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003 (see “—Liquidity and Capital Resources”),

(5)	an increase in outstanding bank indebtedness at CCUSA (see “—Liquidity and Capital Resources”), and

(6)	dividends on the 12 3/4% exchangeable preferred stock (see “—Impact of Recently Issued Accounting Standards”).

The provision for income taxes of $7.5 million for 2003 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

Minority interests represent the minority partner’s interest in Crown Atlantic’s operations (43.1% through April 30, 2003 and 37.245% since May 1, 2003), the minority partner’s interest in the operations of the Crown Castle GT joint venture (17.8% through April 30, 2003) and the minority shareholder’s 22.4% interest in the CCAL operations. See “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”.

Comparison of Years Ended December 31, 2003 and 2002—Operating Segments

See Note 13 to the consolidated financial statements for a tabular presentation of the financial results for our operating segments.

CCUSA. CCUSA’s site rental revenues for 2003 were $346.2 million, an increase of $22.0 million, or 6.8%, from 2002. Network services and other revenues for 2003 were $55.6 million, a decrease of $75.3 million from 2002. Total revenues for 2003 were $401.7 million, a net decrease of $53.4 million from 2002. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues will continue to decline as a percentage of CCUSA’s total revenues. Site rental costs of operations for 2003 were $115.0 million, an increase of $4.1 million from 2002. Network services and other costs of operations for 2003 were $37.5 million, a decrease of $69.0 million from 2002. Total costs of operations for 2003 were $152.5 million, a net decrease of $64.9 million from 2002. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 66.8% for 2003 from 65.8% for 2002. Gross margins for network services and other as a percentage of network services and other revenues increased to 32.5% for 2003 from 18.6% for 2002. General and administrative expenses for 2003 were $51.0 million, a decrease of $5.2 million from 2002. General and administrative expenses as a percentage of revenues increased to 12.7% for 2003 from 12.3% for 2002. For 2003, CCUSA recorded restructuring charges and asset write-down charges of $1.6 million and $9.8 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). CCUSA recorded non-cash general and administrative compensation charges of $6.7 million for 2003 and $2.1 million for 2002 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2003 was $184.4 million, an increase of $0.9 million from 2002. Interest and other income (expense) for 2003 was $(2.0) million, compared to $(1.2) million for 2002. Interest expense and amortization of deferred financing costs for 2003 was $40.1 million, an increase of $1.8 million from 2002. This increase was primarily attributable to an increase in outstanding bank indebtedness, partially offset by lower interest rates on bank indebtedness.

CCUK. CCUK’s site rental and broadcast transmission revenues for 2003 were $310.6 million, an increase of $74.3 million, or 31.4%, from 2002. Network services and other revenues for 2003 were $71.2 million, an increase of $6.8 million from 2002. Total revenues for 2003 were $381.9 million, an increase of $81.1 million from 2002. The increase in site rental and broadcast transmission revenues reflects the new tenant additions on our tower sites and a full year of digital broadcast transmission revenues from Freeview. The increase in network services and other revenues reflects continued demand for antenna installation from our tenants. Site rental and broadcast transmission costs of operations for 2003 were $144.3 million, an increase of $30.8 million from 2002. Network services and other costs of operations for 2003 were $63.5 million, an increase of $9.4 million from 2002. Total costs of operations for 2003 were $207.9 million, an increase of $40.1 million from 2002. Gross margins (net revenues less costs of operations) for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 53.5% for 2003 from 51.9% for 2002. Gross margins for network services and other as a percentage of network services and other revenues decreased to 10.8% for 2003 from 16.0% for 2002. General and administrative expenses for 2003 were $7.8 million, a decrease of $2.2 million from 2002. General and administrative expenses as a percentage of revenues decreased to 2.1% for 2003 from 3.3% for 2002. For 2003, CCUK recorded non-cash general and administrative compensation charges of $6.7 million, compared to $1.9 million for 2002 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2003 was $79.7 million, an increase of $18.2 million from 2002. Interest and other income (expense) for 2003 was $(30.0) million, compared to $1.5 million for 2002. Included in such amount for 2003 is a loss of approximately $28.9 million from the redemption of the CCUK bonds. Interest expense and amortization of deferred financing costs for 2003 was $30.8 million, an increase of $2.1 million from 2002. CCUK’s provision for income taxes of $7.1 million for 2003 consists of a non-cash deferred tax liability. This deferred tax liability resulted from an excess of basis differences for its property and equipment over its available tax net operating losses. CCUK’s operating results for 2003 were impacted by fluctuations in foreign currency exchange rates (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”).

CCAL. CCAL’s site rental revenues for 2003 were $26.7 million, an increase of $3.2 million, or 13.5%, from 2002. Network services and other revenues for 2003 were $3.5 million, an increase of $1.0 million from 2002. Total revenues for 2003 were $30.2 million, an increase of $4.2 million from 2002. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. Site rental costs of operations for 2003 were $10.7 million, an increase of $1.8 million from 2002. Network services and other costs of operations for 2003 were $2.2 million, an increase of $0.6 million from 2002. Total costs of operations for 2003 were $12.9 million, an increase of $2.4 million from 2002. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues decreased to 60.0% for 2003 from 62.1% for 2002. Gross margins for network services and other as a percentage of network services and other revenues increased to 36.8% for 2003 from 34.7% for 2002. General and administrative expenses for 2003 were $7.8 million, an increase of $2.1 million from 2002. General and administrative expenses as a percentage of revenues increased to 25.9% for 2003 from 22.2% for 2002. Depreciation, amortization and accretion for 2003 was $16.4 million, an increase of $2.7 million from 2002. Interest and other income (expense) was $1.5 million for 2003, compared to $0.4 million for 2002. Interest expense and amortization of deferred financing costs for 2003 was $3.8 million, compared to $3.4 million for 2002.

Crown Atlantic. Crown Atlantic’s site rental revenues for 2003 were $103.3 million, an increase of $9.5 million, or 10.1%, from 2002. Network services and other revenues for 2003 were $13.3 million, a decrease of $12.6 million from 2002. Total revenues for 2003 were $116.5 million, a net decrease of $3.1 million from 2002. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues will continue to decline as a percentage of Crown Atlantic’s total revenues. Site rental costs of operations for 2003 were $37.5 million, an increase of $0.8 million from 2002. Network services and other costs of operations for 2003 were $7.0 million, a decrease of $6.8 million from 2002. Total costs of operations for 2003 were $44.5 million, a net decrease of $6.0 million from 2002. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 63.7% for 2003 from 60.9% for 2002. Gross margins for network services and other as a percentage of network services and other revenues increased to 47.1% for 2003 from 46.4% for 2002. General and administrative expenses for 2003 were $6.3 million, an increase of $0.8 million from 2002. General and administrative expenses as a percentage of revenues increased to 5.4% for 2003 from 4.6% for 2002. For 2003, Crown Atlantic recorded restructuring charges (credits) and asset write-down charges of $(0.3) million and $4.5 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). Crown Atlantic recorded non-cash general and administrative compensation charges of $1.3 million for 2003 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2003 was $41.9 million, an increase of $0.5 million from 2002. Interest and other income (expense) for 2003 was $(8.0) million, resulting primarily from a loss on the issuance of the interest in Crown Atlantic of $8.1 million (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”). Interest expense and amortization of deferred financing costs for 2003 was $14.9 million, a decrease of $3.5 million from 2002. This decrease was attributable to lower interest rates on, and reductions in, outstanding bank indebtedness.

Corporate Office and Other. General and administrative expenses for 2003 were $21.9 million, an increase of $5.1 million from 2002. Corporate development expenses for 2003 were $5.6 million, a decrease of $1.9 million from 2002. For 2003 and 2002, the corporate office recorded non-cash general and administrative compensation charges of $5.9 million and $1.4 million, respectively (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2003 was $1.8 million, compared to $1.9 million for 2002. Interest and other income (expense) for 2003 was $(110.0) million compared to $65.6 million for 2002. The 2003 amount was primarily attributable to losses on debt and preferred stock purchases and redemptions of approximately $108.9 million. Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2003 was $200.0 million, a decrease of $13.7 million from 2002. This decrease was primarily attributable to purchases and redemptions of our debt securities in 2002 and 2003, partially offset by the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003 (see “—Liquidity and Capital Resources”).

Comparison of Years Ended December 31, 2002 and 2001—Consolidated

Site rental and broadcast transmission revenues for 2002 were $677.8 million, an increase of $101.9 million, or 17.7%, from 2001. Of this increase, $54.1 million was attributable to CCUSA, $30.8 million was attributable to CCUK, $5.2 million was attributable to CCAL and $11.8 million was attributable to Crown Atlantic. Network services and other revenues for 2002 were $223.7 million, a decrease of $99.3 million from 2001. This decrease was primarily attributable to:

(1)	a $122.8 million decrease in network services and other revenues from CCUSA and

(2)	a $9.6 million decrease in network services and other revenues from Crown Atlantic, partially offset by

(3)	a $32.3 million increase in network services and other revenues from CCUK and

(4)	a $0.8 million increase in network services and other revenues from CCAL.

Total revenues for 2002 were $901.5 million, a net increase of $2.6 million from 2001. The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. However, after excluding the new tenants from acquired tower sites in 2001, the level of tenant leasing activity on our sites declined by approximately 40% in 2002 as compared to 2001. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installation from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues will continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental and broadcast transmission costs of operations for 2002 were $270.0 million, an increase of $31.3 million from 2001. Of this increase, $7.7 million was attributable to CCUSA, $17.1 million was attributable to CCUK, $1.8 million was attributable to CCAL and $4.7 million was attributable to Crown Atlantic. Network services and other costs of operations for 2002 were $176.2 million, a decrease of $52.3 million from 2001. This decrease was primarily attributable to:

(1)	a $70.9 million decrease in network services and other costs of operations from CCUSA and

(2)	an $8.4 million decrease in network services and other costs of operations from Crown Atlantic, partially offset by

(3)	a $26.4 million increase in network services and other costs of operations from CCUK and

(4)	a $0.6 million increase in network services and other costs of operations from CCAL.

Total costs of operations for 2002 were $446.2 million, a net decrease of $21.0 million from 2001. Gross margins (net revenues less costs of operations) for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 60.2% for 2002 from 58.5% for 2001 because of higher margins attributable to incremental revenues from the CCUSA and CCAL operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 21.2% for 2002 from 29.3% for 2001 because of lower margins from the CCUSA and CCAL operations.

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

The decreases in general and administrative expenses resulted primarily from lower staffing levels after the restructurings of our business announced in 2001 and 2002, partially offset by a charge of approximately $2.6 million for a bad debt provision at CCUK related to the liquidation of ITV Digital, a former customer of CCUK. General and administrative expenses as a percentage of revenues decreased to 10.5% for 2002 from 11.4% for 2001 because of lower overhead costs as a percentage of revenues for CCAL, CCUK and Crown Atlantic.

Corporate development expenses for 2002 were $7.5 million, compared to $12.3 million for 2001. This decrease was attributable to a decrease in expenses at our corporate office.

For 2002, we recorded cash restructuring charges of $17.1 million, compared to $19.4 million for 2001. Such charges related to employee severance payments and costs of office closures. See “—Restructuring Charges and Asset Write-Down Charges”.

During 2002, we recorded asset write-down charges of $55.8 million, compared to $24.9 million for 2001. Such non-cash charges related to the abandonment of a portion of our construction in process for certain open projects, the cancellation of certain build-to-suit agreements and write-downs of the related construction in process, write-downs of certain inventories and property equipment, and write-downs of three office buildings. See “—Restructuring Charges and Asset Write-Down Charges”.

For 2002, we recorded non-cash general and administrative compensation charges of $5.3 million related to the issuance of stock and stock options to certain employees and executives, compared to $6.1 million for 2001. See “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”.

Depreciation and amortization for 2002 was $301.9 million, a decrease of $26.6 million from 2001. This decrease was primarily attributable to:

(1)	a $60.5 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets, of which $9.8 million was attributable to CCUSA, $47.5 million was attributable to CCUK and $3.2 million was attributable to Crown Atlantic, partially offset by

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

(2)	gains of approximately $79.1 million on debt purchases, partially offset by

(3)	charges of approximately $29.1 million for our share of losses incurred by, and the write-down of our investments in, unconsolidated affiliates, and

(4)	costs incurred in connection with unsuccessful investment projects.

Interest expense and amortization of deferred financing costs for 2002 was $302.6 million, an increase of $5.1 million, or 1.7%, from 2001. This increase was primarily attributable to interest on the 9 3/8% senior notes, partially offset by lower interest rates on bank indebtedness at CCUSA and Crown Atlantic. See “—Liquidity and Capital Resources”.

The provision for income taxes of $12.3 million for 2002 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

Minority interests represent the minority partner’s 43.1% interest in Crown Atlantic’s operations, the minority partner’s 17.8% interest in the operations of the Crown Castle GT joint venture and the minority shareholder’s 22.4% interest in the CCAL operations.

Comparison of Years Ended December 31, 2002 and 2001—Operating Segments

See Note 13 to the consolidated financial statements for a tabular presentation of the financial results for our operating segments.

CCUSA. CCUSA’s site rental revenues for 2002 were $324.2 million, an increase of $54.1 million, or 20.0%, from 2001. Network services and other revenues for 2002 were $130.9 million, a decrease of $122.8 million from 2001. Total revenues for 2002 were $455.1 million, a net decrease of $68.7 million from 2001. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues will continue to decline as a percentage of CCUSA’s total revenues. Site rental costs of operations for 2002 were $110.8 million, an increase of $7.7 million from 2001. Network services and other costs of operations for 2002 were $106.6 million, a decrease of $70.9 million from 2001. Total costs of operations for 2002 were $217.4 million, a net decrease of $63.1 million from 2001. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 65.8% for 2002 from 61.8% for 2001. Gross margins for network services and other as a percentage of network services and other revenues decreased to 18.6% for 2002 from 30.1% for 2001. General and administrative expenses for 2002 were $56.2 million, a decrease of $5.0 million from 2001. General and administrative expenses as a percentage of revenues increased to 12.3% for 2002 from 11.7% for 2001. For 2002, CCUSA recorded restructuring charges and asset write-down charges of $4.3 million and $39.2 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). CCUSA recorded non-cash general and administrative compensation charges of $2.1 million for 2002 and 2001 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation and amortization for 2002 was $183.5 million, an increase of $5.5 million from 2001. This increase was primarily attributable to a $16.4 million increase in depreciation related to property and equipment, partially offset by a $9.8 million decrease in goodwill amortization and a $1.1 million decrease in amortization of other intangible assets resulting from the adoption of a new accounting standard for goodwill and other intangible assets (see “—Impact of Recently Issued Accounting Standards”). Interest and other income (expense) for 2002 was $(1.2) million, a decrease of $2.6 million from 2001. Interest expense and amortization of deferred financing costs for 2002 was $38.4 million, a decrease of $14.9 million from 2001. This decrease was attributable to lower interest rates on bank indebtedness.

CCUK. CCUK’s site rental and broadcast transmission revenues for 2002 were $236.3 million, an increase of $30.8 million, or 15.0%, from 2001. Network services and other revenues for 2002 were $64.5 million, an increase of $32.3 million from 2001. Total revenues for 2002 were $300.8 million, an increase of $63.1 million from 2001. The increase in site rental and broadcast transmission revenues reflects the new tenant additions on our tower sites, partially offset by a temporary disruption in digital broadcast transmission revenues (see “Item 1. Business—The Company-U.K. Operations”). The increase in network services and other revenues reflects continued demand for antenna installation from our tenants. Site rental and broadcast transmission costs of operations for 2002 were $113.6 million, an increase of $17.1 million from 2001. Network services and other costs of operations for 2002 were $54.1 million, an increase of $26.4 million from 2001. Total costs of operations for 2002 were $167.7 million, an increase of $43.4 million from 2001. Gross margins (net revenues less costs of operations) for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues decreased to 51.9% for 2002 from 53.0% for 2001. Gross margins for network services and other as a percentage of network services and other revenues increased to 16.0% for 2002 from 13.7% for 2001. General and administrative expenses for 2002 were $10.0 million, a decrease of $1.4 million from 2001. General and administrative expenses as a percentage of revenues decreased to 3.3% for 2002 from 4.8% for 2001. For 2002, CCUK recorded restructuring charges and asset write-down charges of $8.5 million and $3.2 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). For 2002, CCUK recorded non-cash general and administrative compensation charges of $1.9 million, compared to $2.6 million for 2001 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation and amortization for 2002 was $61.5 million, a decrease of $32.0 million from 2001. This decrease was primarily attributable to a $47.5 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets (see “—Impact of Recently Issued Accounting Standards”), partially offset by a $15.5 million increase in depreciation related to property and equipment. Interest and other income (expense) for 2002 was $1.5 million, a decrease of $3.9 million from 2001. Interest expense and amortization of deferred financing costs for 2002 was $28.7 million, an increase of $2.0 million from 2001. CCUK’s provision for income taxes of $11.9 million for 2002 consists of a non-cash deferred tax liability. This deferred tax liability resulted from an excess of basis differences for its property and equipment over its available tax net operating losses.

CCAL. CCAL’s site rental revenues for 2002 were $23.5 million, an increase of $5.2 million, or 28.4%, from 2001. Network services and other revenues for 2002 were $2.5 million, an increase of $0.8 million from 2001. Total revenues for 2002 were $26.0 million, an increase of $6.0 million from 2001. The increase in site rental revenues reflects the impact of tower acquisitions, the new tenant additions on our tower sites and termination fees from a customer. Site rental costs of operations for 2002 were $8.9 million, an increase of $1.8 million from 2001. Network services and other costs of operations for 2002 were $1.6 million, an increase of $0.6 million from 2001. Total costs of operations for 2002 were $10.5 million, an increase of $2.4 million from 2001. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 62.1% for 2002 from 60.9% for 2001. Gross margins for network services and other as a percentage of network services and other revenues decreased to 34.7% for 2002 from 38.0% for 2001. General and administrative expenses for 2002 were $5.8 million, a decrease of $0.5 million from 2001. General and administrative expenses as a percentage of revenues decreased to 22.2% for 2002 from 31.3% for 2001. Depreciation and amortization for 2002 was $13.7 million, an increase of $2.6 million from 2001. Interest and other income (expense) was $0.4 million for 2002 and 2001. Interest expense and amortization of deferred financing costs for 2002 was $3.4 million, an increase of $1.0 million from 2001.

Crown Atlantic. Crown Atlantic’s site rental revenues for 2002 were $93.8 million, an increase of $11.8 million, or 14.4%, from 2001. Network services and other revenues for 2002 were $25.8 million, a decrease of $9.6 million from 2001. Total revenues for 2002 were $119.6 million, a net increase of $2.1 million from 2001. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues will continue to decline as a percentage of Crown Atlantic’s total revenues. Site rental costs of operations for 2002 were $36.7 million, an increase of $4.7 million from 2001. Network services and other costs of operations for 2002 were $13.8 million, a decrease of $8.4 million from 2001. Total costs of operations for 2002 were $50.5 million, a net decrease of $3.7 million from 2001. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues decreased to 60.9% for 2002 from 61.0% for 2001. Gross margins for network services and other as a percentage of network services and other revenues increased to 46.4% for 2002 from 37.3%

for 2001. General and administrative expenses for 2002 were $5.5 million, a decrease of $2.6 million from 2001. General and administrative expenses as a percentage of revenues decreased to 4.6% for 2002 from 7.0% for 2001. For 2002, Crown Atlantic recorded restructuring charges and asset write-down charges of $0.9 million and $11.1 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). Depreciation and amortization for 2002 was $41.4 million, a decrease of $2.9 million from 2001. This decrease was primarily attributable to a $3.2 million decrease in goodwill amortization resulting from the adoption of a new accounting standard for goodwill and other intangible assets (see “—Impact of Recently Issued Accounting Standards”), partially offset by a $0.3 million increase in depreciation related to property and equipment. Interest and other income (expense) for 2002 was $0.2 million, a decrease of $0.1 million from 2001. Interest expense and amortization of deferred financing costs for 2002 was $18.4 million, a decrease of $2.2 million from 2001.

Corporate Office and Other. General and administrative expenses for 2002 were $16.8 million, an increase of $1.2 million from 2001. Corporate development expenses for 2002 were $7.5 million, compared to $12.3 million for 2001. For 2002, the corporate office recorded restructuring charges and asset write-down charges of $3.5 million and $2.4 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). For 2002 and 2001, the corporate office recorded non-cash general and administrative compensation charges of $1.4 million (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation and amortization for 2002 was $1.9 million, an increase of $0.2 million from 2001. Interest and other income (expense) for 2002 was $65.6 million, an increase of $64.5 million from 2001. This increase was primarily attributable to gains on debt purchases of approximately $79.1 million, partially offset by charges of approximately $29.1 million for our share of losses incurred by, and the write-down of our investments in, unconsolidated affiliates. Interest expense and amortization of deferred financing costs for 2002 was $213.7 million, an increase of $19.3 million from 2001. This increase was primarily attributable to interest on the 9 3/8% senior notes, which were issued in May of 2001.

Liquidity and Capital Resources

Since inception, we have generally funded our activities, other than acquisitions and investments, through cash provided by operations, excess proceeds from contributions of equity capital and borrowings under our senior credit facilities. We have financed acquisitions and investments with the proceeds from equity contributions, borrowings under our senior credit facilities and issuances of debt securities.

Our goal is to maximize net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our cash. However, due to the risk factors outlined in “Item 1. Business—Risk Factors”, there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, we seek to lower our interest expense by reducing outstanding debt balances or lowering interest rates. Such reductions can be made either by using a portion of our existing cash balances to purchase our debt securities, or with attractive refinancing opportunities.

Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years’ levels, in connection with the further improvement, maintenance and selective expansion of our existing tower portfolios. During 2004, we expect that the majority of our discretionary capital expenditures will occur at CCUK in connection with the development of the sites acquired from British Telecom and selected expansion of certain broadcast infrastructure for additional services.

During 2002 and 2003, we made substantial progress in our efforts to (1) maximize net cash from operating activities and (2) make efficient use of our capital spending. A summary of our net cash provided by operating activities and capital expenditures (both amounts from our consolidated statement of cash flows) is as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
Net cash provided by operating activities	$131,930	$208,932	$260,039
Capital expenditures	683,102	277,262	118,912

The increase in net cash from operating activities for 2003 as compared to 2002 is largely due to growth in our core site leasing and broadcast business, partially offset by (1) approximately $16.4 million in cash interest payments on the 10 5/8% discount notes, which did not begin until May of 2003, (2) the acceleration of approximately $11.6 million in interest payments due to the redemption of the CCUK bonds which occurred in November of 2003, and (3) the continued decline in our network services business. During 2002 and 2003, we experienced improved collections of accounts receivable and other improvements in working capital as compared to prior years. However, there can be no assurance that accounts receivable collections or working capital improvements will continue to have a positive impact on net cash provided by operating activities. Furthermore, changes in working capital, and particularly changes in accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various senior notes issues.

For the year ending December 31, 2004, we currently expect that our net cash provided by operating activities will be between approximately $235.0 million and $250.0 million. We expect that our net cash from operating activities will be positively impacted by continued growth in our core site leasing and broadcast business in 2004, but we do not expect to benefit from improvements in working capital to the same extent as in 2003. For the year ending December 31, 2004, we currently expect that our cash interest payments will total approximately $216.3 million, compared to approximately $213.9 million for the year ended December 31, 2003.

Capital expenditures were $118.9 million for the year ended December 31, 2003, of which $15.3 million were for CCUSA, $91.5 million were for CCUK, $3.4 million were for CCAL, $8.5 million were for Crown Atlantic and $0.2 million were for CCIC. During 2004, we expect to spend approximately $20.0 million to $40.0 million for tower improvements, including enhancements to the structural capacity of our towers in order to support the anticipated leasing, and approximately $40.0 million for maintenance activities. For the year ending December 31, 2004, we currently expect that our total capital expenditures will be between approximately $70.0 million and $90.0 million. As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above.

In March of 2003, CCUK paid £21.2 million (approximately $33.2 million) of the final £50.0 million site access fee payment due to British Telecom. In addition, CCUK had reached agreement with British Telecom to defer the remaining £28.8 million (approximately $47.9 million) payment until the end of October 2003. In October of 2003, CCUK reached agreement to amend certain provisions of its agreements with British Telecom. Under the terms of these amended agreements, CCUK was not required to make the remaining £28.8 million site access fee payment to British Telecom. The revised agreements allow CCUK to continue to develop British Telecom exchange sites with British Telecom funding the common area capital expenditures required to develop the sites and CCUK receiving 40% of the revenue of all co-located tenants on the sites developed. No revisions were made to the financial arrangements associated with the British Telecom sites developed prior to October 1, 2003.

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

During the year ended December 31, 2003, we disposed of two office buildings and received proceeds of approximately $11.7 million. In addition, we paid approximately $12.6 million to the Federal Communications Commission for the purchase of 5 MHz of spectrum.

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

As of December 31, 2003, we had consolidated cash and cash equivalents of $462.4 million (including $52.6 million at CCUSA, $26.2 million at CCUK, $20.9 million at CCAL, $7.4 million at Crown Atlantic, $151.0 million in an unrestricted investment subsidiary and $204.3 million at CCIC), consolidated long-term debt of $3,450.0 million, consolidated redeemable preferred stock of $506.7 million and consolidated stockholders’ equity of $1,984.4 million. On January 7, 2004, we utilized approximately $271.0 million of our cash to purchase an aggregate of $245.1 million in outstanding principal amount of our 9% senior notes and 9 1/2% senior notes, including accrued interest thereon. As more fully discussed below, such purchases were made pursuant to cash tender offers that commenced in December of 2003.

For the years ended December 31, 2001, 2002 and 2003, our net cash provided by (used for) financing activities was $1,109.3 million, $(335.1) million and $(313.7) million, respectively. The amounts for 2002 and 2003 are largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure. Following is a summary of significant financing transactions completed in 2003 and January of 2004.

In 2003, Crown Atlantic and CCUK repaid $55.0 million and $89.8 million, respectively, in outstanding borrowings under their credit facilities. Crown Atlantic and CCUK utilized cash provided by their operations to effect these repayments. In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301.1 million to $250.0 million.

In March, June and September of 2003, we paid our quarterly dividends on the 8 1/4% convertible preferred stock by issuing a total of 1.8 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% convertible preferred stock, we repurchased the 1.8 million shares of common stock from the dividend paying agent for a total of $12.4 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchases. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

From March through October of 2003, we purchased shares of our 12 3/4% exchangeable preferred stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $222.9 million. We utilized $241.4 million in cash ($9.4 million from an unrestricted investment subsidiary and $232.0 million from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $18.5 million. On December 15, 2003, we redeemed the remaining outstanding shares of our 12 3/4% exchangeable preferred stock at a price of 106.375% of the liquidation preference. On the redemption date, such remaining shares had an aggregate redemption and liquidation value of $47.0 million. We utilized $50.0 million of our cash to effect this redemption. The redemption resulted in a loss of $3.0 million, which is included in interest and other income (expense) on our consolidated statement of operations. Prior to July 1, 2003, gains and losses from purchases of our 12 3/4% exchangeable preferred stock were presented as part of dividends on preferred stock in our consolidated statement of operations. Since that date, such gains and losses are presented as part of interest and other income (expense) due to the adoption of a new accounting standard for mandatorily redeemable financial instruments (see “—Impact of Recently Issued Accounting Standards”). The redemption of the 12 3/4% exchangeable preferred stock, along with the other 2003 purchases discussed above, will result in decreased dividends of approximately $36.0 million per year.

In April and July of 2003, the restrictions expired with respect to the first two thirds of the outstanding restricted common shares that had been issued during the first quarter of 2003 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased approximately 1.1 million of such shares of common stock (approximately 0.6 million shares at a price of $6.22 per share and approximately 0.5 million shares at a price of $9.88 per share) for a total of $9.0 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchases.

In May of 2003, we purchased approximately 5.1 million shares of our common stock from Verizon Communications for $31.0 million in cash (see “—Joint Ventures With Verizon Communications”).

In October of 2003, we purchased debt securities with an aggregate principal amount and carrying value of $18.2 million in public market transactions. We utilized $20.1 million of our cash to effect these debt purchases. The debt purchases resulted in losses of $2.4 million.

On May 30, 2003, we announced that we had elected to redeem all of the 10 5/8% discount notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, we utilized $255.5 million of our cash to redeem the $239.2 million in outstanding principal amount of the 10 5/8% discount notes, including accrued interest thereon of $3.7 million. The redemption resulted in a loss of $18.9 million, consisting of the write-off of unamortized deferred financing costs ($6.2 million) and the redemption premium ($12.7 million). Such loss is included in interest and other income (expense) on our consolidated statement of operations. The redemption of the 10 5/8% discount notes, combined with the issuance of the 4% senior notes (as discussed below), will result in decreased interest expense of approximately $16.2 million per year.

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

On October 10, 2003, we entered into an amendment of the 2000 credit facility. The amended credit agreement consists of two term loan facilities and a revolving line of credit aggregating $1.6 billion. After closing of the amended credit agreement, the Term A loan had a balance of $192.5 million, the Term B loan had a balance of $1.1 billion, and there were no amounts drawn under the $350.0 million revolving line of credit. The maturity date of the Term B loan was extended to September 30, 2010. Upon closing of the amended credit agreement, we received $702.0 million in gross proceeds from the increased Term B loan. We utilized (1) $100.0 million of such proceeds to reduce the outstanding borrowings under the Term A loan and (2) $59.0 million of such proceeds to repay the remaining amounts borrowed under the CCUK credit facility, including accrued interest and fees. In addition, on November 10, 2003, we used approximately $248.3 million of such proceeds to redeem the CCUK bonds, including accrued interest thereon of approximately $11.6 million. The redemption resulted in a loss of $28.9 million, consisting of the write-off of unamortized deferred financing costs ($3.8 million) and the redemption premium ($25.1 million). Such loss is included in interest and other income (expense) on our consolidated statement of operations. The remaining proceeds from the increased Term B loan were used for general corporate purposes, including the purchase of our public debt securities and our 12 3/4% exchangeable preferred stock. In connection with the amendment of the 2000 credit facility and the retirement of CCUK’s indebtedness, we have designated CCUK as a restricted subsidiary for purposes of the amended credit agreement as well as under our bond indentures.

On December 2, 2003, we issued $300.0 million aggregate principal amount of our 7.5% senior notes for net proceeds of $293.3 million. The proceeds from the sale of these securities were used to fund a portion of the purchase price in connection with the cash tender offer for our 10 3/8% discount notes and 11 1/4% discount notes (as discussed below). On December 11, 2003, we issued $300.0 million aggregate principal amount of our 7.5% Series B senior notes for net proceeds of $292.5 million. The proceeds from the sale of these securities were used to fund the purchase price in connection with the cash tender offer for our 9% senior notes and 9 1/2% senior notes (as discussed below) and for general corporate purposes. Semi-annual interest payments for the 7.5% senior notes and the 7.5% Series B senior notes are due on each June 1 and December 1, beginning on June 1, 2004. The maturity date of the 7.5% senior notes and the 7.5% Series B senior notes is December 1, 2013.

On November 24, 2003, we commenced cash tender offers and consent solicitations for all of our outstanding 10 3/8% discount notes and 11 1/4% discount notes. On December 18, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes were determined to be 104.569% of the outstanding principal amount at maturity for the 10 3/8% discount notes and 104.603% of the outstanding principal amount at maturity for the 11 1/4% discount notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount at maturity of the tendered notes. On December 24, 2003, we (1) utilized approximately $456.2 million of our cash to purchase the $436.3 million in outstanding principal amount at maturity of the tendered 10 3/8% discount notes and (2) utilized approximately $200.2 million of our cash to purchase the $191.4 million in outstanding principal amount at maturity of the tendered 11 1/4% discount notes. The purchase of the tendered 10 3/8% discount notes resulted in a loss of $42.9 million for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($5.4 million) and the excess of the total purchase price over the carrying value of the tendered notes ($37.5 million). The purchase of the tendered 11 1/4% discount notes resulted in a loss of $22.9 million for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($1.7 million) and the excess of the total purchase price over the carrying value of the tendered notes ($21.2 million). Such losses are included in interest and other income (expense) on our consolidated statement of operations. Upon completion of these tender offers, the outstanding balances for the 10 3/8% discount notes and the 11 1/4% discount notes were $12.3 million and $10.9 million, respectively.

On December 5, 2003, we commenced cash tender offers and consent solicitations for all of our outstanding 9% senior notes and 9 1/2% senior notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% senior notes and 109.140% of the outstanding principal amount for the 9 1/2% senior notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, we (1) utilized approximately $147.0 million of our cash to purchase the $135.6 million in outstanding principal amount of the tendered 9% senior notes, including accrued interest thereon of $1.8 million, and (2) utilized approximately $124.0 million of our cash to purchase the $109.5 million in outstanding principal amount of the tendered 9 1/2% senior notes, including accrued interest thereon of $4.5 million. The purchase of the tendered 9% senior notes resulted in a loss of $12.5 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2.8 million) and the excess of the total purchase price over the carrying value of the tendered notes ($9.7 million). The purchase of the tendered 9 1/2% senior notes resulted in a loss of $11.7 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1.7 million) and the excess of the total purchase price over the carrying value of the tendered notes ($10.0 million). Such losses will be included in interest and other income (expense) on our consolidated statement of operations for the three months ending March 31, 2004. The 9% senior notes and 9 1/2% senior notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2003. Upon completion of these tender offers, the outstanding balances for the 9% senior notes and the 9 1/2% senior notes were $26.1 million and $4.8 million, respectively.

The purchase of the tendered 10 3/8% discount notes, 11 1/4% discount notes, 9% senior notes and 9 1/2% senior notes, combined with the issuance of the 7.5% senior notes and the 7.5% Series B senior notes (as discussed above), will result in decreased interest payments of approximately $44.4 million per year. When these transactions are combined with (1) the purchases and redemption of the 12 3/4% exchangeable preferred stock, (2) the October 2003 purchases of debt securities, (3) the redemption of the 10 5/8% discount notes, and (4) the issuance of the 4% senior notes, all as discussed above, our interest payments and preferred stock dividend requirements have decreased by approximately $98.5 million per year.

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

As of February 18, 2004, our restricted U.S., U.K. and Australian subsidiaries had approximately $341.3 million of unused borrowing availability under the amended 2000 credit facility (as discussed above). As of February 18, 2004, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $55.0 million. Our various credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

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

As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use its remaining cash balances, to fund its debt obligations, including interest payments on the notes. The terms of the indebtedness of our subsidiaries limit their ability to distribute cash to CCIC. Subject to certain financial covenants, the terms of the amended 2000 credit facility permit the distribution of funds to CCIC in order for it to pay (1) up to $17.5 million of its annual corporate overhead expenses and (2) interest payments on its existing indebtedness. There can be no assurance, however, that our subsidiaries will generate sufficient cash from their operations to make all of such permitted distributions. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

If we are unable to refinance our indebtedness or renegotiate the terms of such debt prior to maturity, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 4% senior notes, our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes, our 9 3/8% senior notes, our 7.5% senior notes and our 7.5% Series B senior notes require annual cash interest payments of approximately $9.2 million, $2.4 million, $0.5 million, $46.1 million, $38.2 million, $22.5 million and $22.5 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 11 1/4% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 11 1/4% discount notes will require annual cash interest payments of approximately $1.3 million and $1.3 million, respectively. In addition, our U.S. credit facilities require periodic interest payments on amounts borrowed thereunder, which amounts are substantial.

The following table summarizes our contractual cash obligations as of December 31, 2003:

	Years Ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Totals
	(In thousands of dollars)
Long-term debt (a)	$302,338	$115,260	$201,790	$76,855	$11,000	$2,763,597	$3,470,840
Interest payments on long-term debt (b)	218,158	209,554	200,893	195,783	193,617	596,092	1,614,097
Capital lease obligations	2,594	823	440	298	—	—	4,155
Operating lease obligations (c)	163,085	159,533	156,724	154,358	153,117	926,161	1,712,978
Redeemable preferred stock	—	—	—	—	—	518,050	518,050

	$686,175	$485,170	$559,847	$427,294	$357,734	$4,803,900	$7,320,120

(a)	Amount for 2004 includes payments made in January 2004 in connection with the tender offers for the 9% senior notes ($145.2 million) and 9 1/2% senior notes (119.5 million). Such amounts have been classified as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2003.
(b)	Interest payments on floating rate debt are estimated based on rates in effect during the first quarter of 2004. See Note 5 to the Consolidated Financial Statements.
(c)	Amounts relate primarily to ground lease obligations for our tower sites, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $12.8 million and expire on various dates through October 2005.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to refinance any indebtedness in the future would depend in part on our maintaining adequate credit ratings from the commercial rating agencies. Such credit ratings are dependent on all the liquidity and performance factors discussed above, as well as general expectations that the rating agencies have regarding the outlook for our business and our industry. We anticipate that we may need to refinance a substantial portion of our indebtedness on or prior to its scheduled maturity. There can be no assurance that we will be able to effect any required refinancings of our indebtedness on commercially reasonable terms or at all. See “Item 1. Business—Risk Factors”.

Joint Ventures With Verizon Communications

On May 2, 2003, we entered into several agreements (the “Agreements”), dated effective May 1, 2003, relating to our two joint ventures with Verizon Communications (“Verizon”): the Crown Castle Atlantic venture (“Crown Atlantic”) and the Crown Castle GT venture (“Crown Castle GT”). Under the Agreements, certain termination rights under which Verizon could have required us to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. We also acquired all of Verizon’s interest in Crown Castle GT in exchange for additional interests in Crown Atlantic and certain other consideration. In addition, the shares of our common stock previously held by the ventures were distributed to Verizon. Following the transactions, we own 100% of Crown Castle GT and 62.755% of Crown Atlantic. Further details of the transaction and its accounting treatment are discussed below.

Pursuant to the Agreements, we acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of our common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63.6 million), representing consideration for the Verizon Crown Castle GT partner’s interest in the operating assets held by Crown Castle GT, (2) approximately $5.9 million in cash, representing the working capital of Crown Castle GT allocable to the Verizon Crown Castle GT partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two ventures (for which our proportion of their estimated fair value aggregated $11.6 million). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the venture interests was determined based on the current financial performance of Crown Castle GT’s tower sites, using a valuation multiple derived from the current market performance of our common stock.

Pursuant to the Agreements, Crown Castle GT distributed 5.1 million shares of our common stock previously held by Crown Castle GT to the Verizon Crown Castle GT partner, resulting in a reduction in Verizon’s interest in Crown Castle GT by a fixed percentage of 6.8%. The fixed percentage reduction was agreed upon at the time of the formation of Crown Castle GT. We then purchased such shares from Verizon (at a negotiated price of $6.122 per share) for $31.0 million in cash. We utilized cash from an unrestricted investment subsidiary to effect this stock purchase.

In addition, pursuant to the Agreements, Crown Atlantic distributed 15.6 million shares of our common stock previously held by Crown Atlantic to the Verizon Crown Atlantic partner, resulting in a reduction in Verizon’s interest in Crown Atlantic by a fixed percentage of 19%. The fixed percentage reduction was agreed upon at the time of the formation of Crown Atlantic. Pursuant to the registration rights contained in the Crown Atlantic formation agreement dated December 8, 1998, as amended by the Agreements, we filed a registration statement relating to the sale of such distributed shares on July 1, 2003. Such registration statement became effective on July 21, 2003. Subsequent to that date, Verizon has sold all of the 15.6 million shares of our common stock to third parties.

We have accounted for the acquisition of the minority interest in Crown Castle GT using the purchase method. In connection with the purchase price allocation for the transaction, we recorded (1) a net decrease in the carrying value of our tower sites (included in property and equipment) of $33.7 million, (2) goodwill of $48.3 million, none of which is currently expected to be deductible for tax purposes, (3) other intangible assets (included in deferred financing costs and other assets) of $4.0 million, (4) the elimination of minority interest related to Crown Castle GT of $55.4 million, (5) an increase in minority interest related to Crown Atlantic of $76.2 million, and (6) a loss on the issuance of the interest in Crown Atlantic of $8.1 million (included in interest and other income (expense) on our consolidated statement of operations). The net decrease in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Castle GT’s towers, along with the net book value of the tower sites transferred to Verizon from the two ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of Crown Castle GT in excess of the related minority interest, along with the net decrease in the carrying value of the tower sites. The amounts recorded for the net decrease in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by us from Verizon.

On or after July 1, 2007, the exercise of the put right by Verizon or the call right by us will require us to purchase all of Verizon’s equity interests in Crown Atlantic for cash equal to the then fair market value of such interest. Verizon retains certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. These protective rights will remain in place after the Crown Atlantic put or call right is exercised. The protective rights relate primarily to ensuring Verizon Wireless’ quiet enjoyment as a tenant on the Crown Atlantic and Crown Castle GT sites, and such rights terminate should Verizon Wireless cease to occupy the sites.

Reporting Requirements Under the Indentures Governing the Company’s Debt Securities (the “Indentures”)

The following information (as such capitalized terms are defined in the Indentures) is presented solely as a requirement of the Indentures; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, our measure of the following information may not be comparable to similarly titled measures of other companies.

We have designated Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	December 31, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$304,009	$158,418	$—	$462,427
Other current assets	170,344	8,989	—	179,333
Property and equipment, net	4,036,461	705,484	—	4,741,945
Investments in Unrestricted Subsidiaries	573,381	—	(573,381)	—
Goodwill	1,151,336	55,377	—	1,206,713
Other assets, net	117,798	29,375	—	147,173

	$6,353,329	$957,643	$(573,381)	$6,737,591

Current liabilities	$620,496	$23,034	$—	$643,530
Long-term debt, less current maturities	2,987,850	195,000	—	3,182,850
Other liabilities	205,213	6,550	—	211,763
Minority interests	48,655	159,678	—	208,333
Redeemable preferred stock	506,702	—	—	506,702
Stockholders’ equity	1,984,413	573,381	(573,381)	1,984,413

	$6,353,329	$957,643	$(573,381)	$6,737,591

	Three Months Ended December 31, 2003			Year Ended December 31, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$223,202	$30,644	$253,846	$813,827	$116,521	$930,348
Costs of operations (exclusive of depreciation, amortization and accretion)	101,590	11,924	113,514	373,234	44,545	417,779
General and administrative	21,550	3,452	25,002	83,073	11,815	94,888
Corporate development	1,987	—	1,987	5,564	—	5,564
Restructuring charges (credits)	—	—	—	1,580	(289)	1,291
Asset write-down charges	6,455	345	6,800	9,807	4,510	14,317
Non-cash general and administrative compensation charges	80	4	84	19,302	1,352	20,654
Depreciation, amortization and accretion	72,230	10,663	82,893	281,582	42,570	324,152

Operating income (loss)	19,310	4,256	23,566	39,685	12,018	51,703
Interest and other income (expense)	(101,027)	(578)	(101,605)	(140,662)	(7,812)	(148,474)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(70,286)	(3,359)	(73,645)	(274,714)	(14,933)	(289,647)
Provision for income taxes	4,102	—	4,102	(7,518)	—	(7,518)
Minority interests	860	(2,118)	(1,258)	3,463	(5,857)	(2,394)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(1,935)	(100)	(2,035)

Net income (loss)	$(147,041)	$(1,799)	$(148,840)	$(381,681)	$(16,684)	$(398,365)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 9% senior notes, the 9 1/2% senior notes, the 10 3/4% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended December 31, 2003	$104,605

Consolidated Cash Flow, for the twelve months ended December 31, 2003	$357,520
Less: Tower Cash Flow, for the twelve months ended December 31, 2003	(383,433)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2003	418,420

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2003	$392,507

Related Party Transactions

For the years ended December 31, 2001, 2002 and 2003, CCA had revenues from Verizon Wireless of $44.0 million, $45.5 million and $44.6 million, respectively. For the years ended December 31, 2001, 2002 and 2003, CCUSA had revenues from Verizon Wireless of $84.5 million, $101.5 million and $82.9 million, respectively. As of December 31, 2002 and 2003, our total receivables from Verizon Wireless amounted to $8.6 million and $6.8 million, respectively. Verizon Wireless is a majority owned subsidiary of Verizon Communications, our partner in CCA (see “—Joint Ventures With Verizon Communications”).

Restructuring Charges and Asset Write-Down Charges

In July 2001, we announced a restructuring of our business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, we reduced our global staff by approximately 312 full-time employees, closed five offices in the United States and closed our development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, we recorded cash charges of approximately $19.4 million for the year ended December 31, 2001 related to employee severance payments ($13.9 million) and costs of office closures ($5.5 million).

For the year ended December 31, 2002, we recorded cash charges of $8.5 million in connection with a restructuring of our CCUK business announced in March 2002. Such charges relate to staff reductions (approximately 212 employees) ($7.4 million) and the disposition of certain service lines ($1.1 million). For the year ended December 31, 2002, we also recorded cash charges of $3.1 million related primarily to additional employee severance payments at our corporate office in connection with the July 2001 restructuring. In October 2002, we announced a restructuring of our U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, we reduced our U.S. workforce by approximately 230 employees and closed some smaller offices. The actions taken for the October 2002 restructuring were substantially completed by the end of the first quarter of 2003. In connection with this restructuring, we recorded cash charges of approximately $6.1 million for the year ended December 31, 2002 related to employee severance payments ($3.3 million) and costs of office closures ($2.8 million).

The continued execution of the October 2002 restructuring plan lead to further headcount reductions in the U.S. business during the second quarter of 2003. As a result, we reduced our U.S. workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of our locations. The actions taken for this restructuring were substantially completed at June 30, 2003. In connection with this restructuring, we recorded cash charges of approximately $2.3 million for the year ended December 31, 2003 related to employee severance payments and lease termination costs.

We have recorded asset write-down charges of $24.9 million for the year ended December 31, 2001 in connection with the restructuring of our business announced in July 2001. Such non-cash charges related to the write-down of certain inventories ($11.9 million), property and equipment ($8.5 million), and other assets ($4.5 million) that were deemed to have no value as a result of the restructuring.

During the year ended December 31, 2002, we abandoned a portion of our construction in process related to certain open projects, cancelled certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. As a result, we recorded asset write-down charges of $39.2 million for CCUSA, $11.1 million for Crown Atlantic and $2.3 million for the corporate office. For the year ended December 31, 2002, we also recorded asset write-down charges of $3.2 million for CCUK related to certain inventories and property and equipment.

During the year ended December 31, 2003, we abandoned an additional portion of our construction in process and certain other assets and recorded asset write-down charges of $9.8 million for CCUSA and $4.5 million for Crown Atlantic. We will continue to evaluate the carrying value of our goodwill and our property and equipment as required by SFAS 142 and SFAS 144. Implicit in the determination of fair value for such long-lived assets are certain assumptions regarding the future leasing of our communication sites. Should future business conditions require the amendment of previous assumptions we may abandon additional portions of our construction in process if the leasing potential of open projects is determined to be below acceptable levels. As a result, our assets could be deemed impaired and a charge to earnings would be required.

Compensation Charges Related to Stock and Stock Option Grants and Acquisitions

We have recognized non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to our IPO. Such charges amounted to approximately $1.4 million for each of the two years ended December 31, 2002.

We have issued shares of our common stock and stock options in connection with an acquisition by CCUK. Such shares and options were deemed to be compensation to the former shareholders of the acquired company (who remained employed by us). As a result, CCUK is recognizing non-cash general and administrative compensation charges of approximately $8.4 million over a five-year period ending in 2005.

We have issued shares of our common stock in connection with an acquisition by CCUSA. A portion of such shares were deemed to be compensation to the former shareholders of the acquired company (who remained employed by us). As a result, CCUSA has recognized non-cash general and administrative compensation charges of approximately $5.9 million over a three-year period ended in 2003.

On January 1, 2003, we adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see “—Impact of Recently Issued Accounting Standards”). As a result, we are recognizing non-cash general and administrative compensation charges for stock options granted in 2003. Such charges will amount to approximately $0.8 million over a five-year period ending in 2008.

In February of 2003, we issued 105,000 shares of common stock to the non-executive members of our Board of Directors as part of their annual compensation for services on the Board. These shares had a grant-date fair value of $3.95 per share. In connection with these shares, we recognized non-cash general and administrative compensation charges of approximately $0.4 million for the year ended December 31, 2003.

During the first quarter of 2003, we granted approximately 5.8 million shares of restricted common stock to our executives and certain employees. These restricted shares had a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of our common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of our common stock. In connection with restricted shares, we are recognizing non-cash general and administrative compensation charges of approximately $24.0 million over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. At December 31, 2003, future charges related to the restricted shares amounted to $8.1 million (presented as unearned stock compensation in stockholders’ equity on our consolidated balance sheet).

On April 29, 2003, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This first target level was reached when the market price of our common stock closed at or above $5.54 per share for twenty consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.3 million for the year ended December 31, 2003.

On July 30, 2003, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of our common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $7.8 million for the year ended December 31, 2003. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003, the market price of our common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

In February of 2004, we issued 35,400 shares of common stock to the non-executive members of our Board of Directors as part of their annual compensation for services on the Board. These shares have a grant-date fair value of $11.85 per share. In connection with these shares, we will recognize non-cash general and administrative compensation charges of approximately $0.4 million for the first quarter of 2004.

Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. We adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4.1 million for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on our consolidated balance sheet), the recognition of asset retirement costs amounting to $1.4 million (included in property and equipment on our consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2.0 million (net of related income tax benefits of $0.6 million). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on our consolidated statement of operations) amounted to $0.4 million for the year ended December 31, 2003. At December 31, 2003, liabilities for contingent retirement obligations amounted to $4.8 million. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $3.0 million and $3.3 million at January 1, 2001 and December 31, 2001, respectively.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. We adopted the disclosure requirements of SFAS 148 as of December 31, 2002. On January 1, 2003, we adopted the fair value method of accounting for stock-based employee compensation using the “prospective” method of transition as provided by SFAS 148. Under this transition method, we will recognize compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. We will adopt the provisions of FIN 46 as of March 31, 2004, and do not expect that such adoption will have a significant effect on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the requirements of SFAS 150 as of July 1, 2003. We determined that (1) our 12 3/4% exchangeable preferred stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) our 8 1/4% convertible preferred stock and our 6.25% convertible preferred stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on our 12 3/4% exchangeable preferred stock are included in interest expense on our consolidated statement of operations beginning on July 1, 2003.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132(R)”). SFAS 132(R) revises the required disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) replaces Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (which was originally issued in February 1998), but retains its disclosure requirements. SFAS 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans, and requires that certain disclosures be included in interim financial statements. SFAS 132(R) will apply to our disclosures for CCUK’s defined benefit plan. The provisions of SFAS 132(R) are generally effective for fiscal years ending after December 15, 2003; however, many of the new disclosure requirements for information about foreign plans, as well as information about future benefit payments, do not become effective until fiscal years ending after June 15, 2004. The interim-period disclosure requirements of SFAS 132(R) are effective for interim periods beginning after December 15, 2003. We have adopted the annual reporting requirements of SFAS 132(R) as of December 31, 2003, except for the disclosure about future benefit payments. We will provide such disclosure about future benefit payments as of December 31, 2004. We will adopt the interim-period reporting requirements as of March 31, 2004.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K (including statements contained in “Item 1. Business”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as other written and oral statements made or incorporated by reference from time to time by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the “Safe Harbor” provisions of that section. This information includes, without limitation, expectations, projections, estimates and other forward-looking information regarding results of operations, revenues, liquidity, costs and expenses and margins; our competitive position; demand for our assets, including leasing rates; timing of and demand for technological advances; the effect of changes in accounting standards; adversarial proceedings and other contingent liabilities; funding of our operations and debt service; cash from operating activities; issuances or purchases of our securities; capital expenditures and financial condition; and wireless telecommunications industry conditions. These statements are based on current expectations and involve a number of risks and uncertainties, including those set forth below and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurances that such expectations will prove correct.

When used in this report, the words “anticipate,” “estimate,” “expect,” “may,” “project” and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted in such forward-looking statements include, but are not limited to, the factors set forth in “—Overview” above and “Item 1. Business—Risk Factors.”

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2004 would impact our interest expense by approximately $14.0 million. As of December 31, 2003, we have approximately $1,484.8 million of floating rate indebtedness, of which $83.8 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement.

The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK’s and CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. However, since we are now able to access cash distributions from CCUK upon its inclusion in our restricted borrowing group, we are subject to currency fluctuations on any such amounts distributed (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations.

The foreign currency exchange rates used to translate the 2003 financial statements for CCUK and CCAL were as follows:

	CCUK (British pound sterling)	CCAL (Australian dollar)
Average exchange rate for:
January 2003	$1.6175	$0.5829
February 2003	1.6079	0.5956
March 2003	1.5825	0.6015
April 2003	1.5739	0.6100
May 2003	1.6224	0.6468
June 2003	1.6609	0.6652
July 2003	1.6221	0.6607
August 2003	1.5939	0.6518
September 2003	1.6155	0.6635
October 2003	1.6792	0.6948
November 2003	1.6897	0.7158
December 2003	1.7501	0.7385

Ending exchange rate for:
March 2003	1.5790	0.6045
June 2003	1.6529	0.6713
September 2003	1.6620	0.6797
December 2003	1.7842	0.7520

Item 8. Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

KPMG LLP

Houston, Texas

February 18, 2004

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$516,172	$462,427
Receivables:
Trade, net of allowance for doubtful accounts of $15,309 and $9,160 at December 31, 2002 and 2003, respectively	125,950	80,659
Other	9,914	1,394
Short-term investments	115,697	—
Inventories	45,616	15,542
Prepaid expenses and other current assets	53,732	81,738

Total current assets	867,081	641,760
Property and equipment, net	4,828,033	4,741,945
Goodwill	1,067,041	1,206,713
Deferred financing costs and other assets, net of accumulated amortization of $47,453 and $48,585 at December 31, 2002 and 2003, respectively	130,446	147,173

	$6,892,601	$6,737,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,852	$40,749
Accrued interest	59,811	49,063
Accrued compensation and related benefits	14,661	19,117
Deferred rental revenues and other accrued liabilities	208,195	267,459
Long-term debt, current maturities	14,250	267,142

Total current liabilities	360,769	643,530
Long-term debt, less current maturities	3,212,710	3,182,850
Other liabilities	183,227	211,763

Total liabilities	3,756,706	4,038,143

Commitments and contingencies (Note 12)
Minority interests	171,383	208,333
Redeemable preferred stock	756,014	506,702
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2002—215,983,294 and December 31, 2003—220,758,321	2,160	2,208
Additional paid-in capital	3,315,215	3,333,402
Accumulated other comprehensive income (loss)	39,323	257,435
Unearned stock compensation	—	(8,122)
Accumulated deficit	(1,148,200)	(1,600,510)

Total stockholders’ equity	2,208,498	1,984,413

	$6,892,601	$6,737,591

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2001	2002	2003
Net revenues:
Site rental and broadcast transmission	$575,961	$677,839	$786,788
Network services and other	322,990	223,694	143,560

	898,951	901,533	930,348

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental and broadcast transmission	238,748	270,024	307,511
Network services and other	228,485	176,175	110,268
General and administrative	102,539	94,222	94,888
Corporate development	12,337	7,483	5,564
Restructuring charges	19,416	17,147	1,291
Asset write-down charges	24,922	55,796	14,317
Non-cash general and administrative compensation charges	6,112	5,349	20,654
Depreciation, amortization and accretion	328,491	301,928	324,152

	961,050	928,124	878,645

Operating income (loss)	(62,099)	(26,591)	51,703
Other income (expense):
Interest and other income (expense)	8,548	66,418	(148,474)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(297,444)	(302,570)	(289,647)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(350,995)	(262,743)	(386,418)
Provision for income taxes	(16,478)	(12,276)	(7,518)
Minority interests	1,306	2,498	(2,394)

Loss before cumulative effect of change in accounting principle	(366,167)	(272,521)	(396,330)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	—	—	(2,035)

Net loss	(366,167)	(272,521)	(398,365)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(79,028)	19,638	(53,945)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(445,195)	$(252,883)	$(452,310)

Net loss	$(366,167)	$(272,521)	$(398,365)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,154)	92,905	214,434
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(10,336)	(7,883)	(1,308)
Amounts reclassified into results of operations	2,166	5,964	6,874
Minimum pension liability adjustment	—	(8,417)	(1,888)

Comprehensive loss before cumulative effect of change in accounting principle	(384,491)	(189,952)	(180,253)
Cumulative effect of change in accounting principle for derivative financial instruments	178	—	—

Comprehensive loss	$(384,313)	$(189,952)	$(180,253)

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(2.08)	$(1.16)	$(2.08)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net loss	$(2.08)	$(1.16)	$(2.09)

Common shares outstanding—basic and diluted (in thousands)	214,246	218,028	216,947

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(366,167)	$(272,521)	$(398,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	328,491	301,928	324,152
Losses (gains) on purchases and redemptions of long-term debt	—	(79,138)	116,028
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	91,753	94,567	73,440
Losses on purchases and redemption of preferred stock	—	—	21,803
Non-cash general and administrative compensation charges	6,112	5,349	20,654
Asset write-down charges	24,922	55,796	14,317
Minority interests and loss on issuance of interest in joint venture	(1,306)	(2,498)	10,508
Cumulative effect of change in accounting principle	—	—	2,035
Equity in losses (earnings) and write-downs of unconsolidated affiliates	3,276	29,108	1,817
Changes in assets and liabilities, excluding the effects of acquisitions:
(Increase) decrease in receivables	(20,686)	71,771	61,443
Increase in deferred rental revenues and other liabilities	140,649	4,021	45,457
(Increase) decrease in inventories, prepaid expenses and other assets	(91,957)	46,222	4,457
Increase (decrease) in accounts payable	4,175	(44,483)	(26,652)
Increase (decrease) in accrued interest	12,668	(1,190)	(11,055)

Net cash provided by operating activities	131,930	208,932	260,039

Cash flows from investing activities:
Maturities of investments	311,000	280,463	171,760
Proceeds from disposition of property and equipment	—	30,321	13,520
Capital expenditures	(683,102)	(277,262)	(118,912)
Purchases of investments	(337,463)	(194,697)	(56,063)
Investments in affiliates and other	(29,920)	(11,293)	(13,308)
Acquisitions of assets and minority interest in joint venture	(155,651)	(4,449)	(5,873)

Net cash used for investing activities	(895,136)	(176,917)	(8,876)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	650,000	—	1,532,000
Proceeds from issuance of capital stock	358,207	1,032	7,992
Purchases and redemptions of long-term debt	—	(142,820)	(1,165,038)
Purchases and redemption of capital stock	—	(94,470)	(343,734)
Net borrowings (payments) under revolving credit agreements	96,829	(50,000)	(203,098)
Principal payments on long-term debt	—	(46,155)	(112,250)
Incurrence of financing costs	(12,161)	(2,673)	(29,534)
Proceeds from issuance of subsidiary stock to minority shareholder	16,434	—	—

Net cash provided by (used for) financing activities	1,109,309	(335,086)	(313,662)

Effect of exchange rate changes on cash	4,666	14,641	8,754

Net increase (decrease) in cash and cash equivalents	350,769	(288,430)	(53,745)
Cash and cash equivalents at beginning of year	453,833	804,602	516,172

Cash and cash equivalents at end of year	$804,602	$516,172	$462,427

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisitions (see Notes 2 and 7):
Fair value of net assets recorded, including goodwill and other intangible assets	$157,458	$—	$18,607
Minority interest acquired	—	—	55,381
Minority interest issued	—	—	(68,115)
Issuance of common stock	1,807	—	—
Supplemental disclosure of cash flow information:
Interest paid	$194,927	$206,861	$213,917
Income taxes paid	492	407	466

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Unearned Stock Compensation	Accumulated Deficit	Total
				Foreign Currency Translation Adjustments	Derivative Instruments	Minimum Pension Liability Adjustment
	Shares	($.01 Par)
Balance, January 1, 2001	198,912,094	$1,989	$2,894,095	$(25,100)	$—	$—	$—	$(450,122)	$2,420,862
Issuances of capital stock	16,710,505	167	359,847	—	—	—	—	—	360,014
Non-cash general and administrative compensation charges	—	—	4,228	—	—	—	—	—	4,228
Foreign currency translation adjustments	—	—	—	(10,154)	—	—	—	—	(10,154)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(10,336)	—	—	—	(10,336)
Amounts reclassified into results of operations	—	—	—	—	2,166	—	—	—	2,166
Cumulative effect of change in accounting principle for derivative financial instruments	—	—	—	—	178	—	—	—	178
Dividends on preferred stock	3,181,764	32	42,853	—	—	—	—	(79,028)	(36,143)
Net loss	—	—	—	—	—	—	—	(366,167)	(366,167)

Balance, December 31, 2001	218,804,363	2,188	3,301,023	(35,254)	(7,992)	—	—	(895,317)	2,364,648
Issuances of capital stock	306,678	3	1,029	—	—	—	—	—	1,032
Purchases of capital stock	(13,755,900)	(137)	(33,344)	—	—	—	—	—	(33,481)
Non-cash general and administrative compensation charges	—	—	3,733	—	—	—	—	—	3,733
Foreign currency translation adjustments	—	—	—	92,905	—	—	—	—	92,905
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(7,883)	—	—	—	(7,883)
Amounts reclassified into results of operations	—	—	—	—	5,964	—	—	—	5,964
Minimum pension liability adjustment	—	—	—	—	—	(8,417)	—	—	(8,417)
Dividends on preferred stock	10,628,153	106	42,774	—	—	—	—	(79,786)	(36,906)
Gains on purchases of preferred stock	—	—	—	—	—	—	—	99,424	99,424
Net loss	—	—	—	—	—	—	—	(272,521)	(272,521)

Balance, December 31, 2002	215,983,294	2,160	3,315,215	57,651	(9,911)	(8,417)	—	(1,148,200)	2,208,498
Issuances of capital stock, net of forfeitures	7,365,611	74	31,889	—	—	—	(23,972)	—	7,991
Purchases and retirement of capital stock	(8,034,053)	(80)	(52,515)	—	—	—	—	—	(52,595)
Non-cash general and administrative compensation charges	—	—	1,512	—	—	—	15,850	—	17,362
Foreign currency translation adjustments	—	—	—	215,521	—	(1,087)	—	—	214,434
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(1,308)	—	—	—	(1,308)
Amounts reclassified into results of operations	—	—	—	—	6,874	—	—	—	6,874
Minimum pension liability adjustment	—	—	—	—	—	(1,888)	—	—	(1,888)
Dividends on preferred stock	5,443,469	54	37,301	—	—	—	—	(54,294)	(16,939)
Gains on purchases of preferred stock	—	—	—	—	—	—	—	349	349
Net loss	—	—	—	—	—	—	—	(398,365)	(398,365)

Balance, December 31, 2003	220,758,321	$2,208	$3,333,402	$273,172	$(4,345)	$(11,392)	$(8,122)	$(1,600,510)	$1,984,413

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Crown Castle International Corp. (“CCIC”) and its majority and wholly owned subsidiaries, collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company owns, operates and manages wireless communications sites and broadcast transmission networks. The Company also provides complementary services to its customers, including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. The Company’s communications sites are located throughout the United States, in Puerto Rico, in the United Kingdom and in Australia. In the United States, Puerto Rico and Australia, the Company’s primary business is the leasing of antenna space to wireless operators under long-term contracts. In the United Kingdom, the Company’s primary businesses are the operation of television and radio broadcast transmission networks and the leasing of antenna space to wireless operators in the United Kingdom.

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

Investments

As of December 31, 2002, all investments (consisting of government agency debt securities) were classified as held-to-maturity since the Company had the positive intent and ability to hold such investments until they matured. Held-to-maturity securities are stated at amortized cost. Gross unrealized holding gains amounted to $764,000 at December 31, 2002. Investments classified as current assets mature within one year.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include work in process amounting to $30,038,000 and $4,548,000 at December 31, 2002 and 2003, respectively.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see Note 4). Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 20 year life. On January 1, 2002, the Company adopted the new accounting standard for goodwill and other intangible assets (see “Recent Accounting Pronouncements”). In accordance with that new standard, goodwill is no longer amortized, but rather is tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

Revenue Recognition

Site rental revenues are recognized on a monthly basis under lease or management agreements with terms generally ranging from five years to 25 years. Broadcast transmission revenues are recognized on a monthly basis under transmission contracts with terms generally ranging from three years to 12 years.

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

Some of the Company’s arrangements with its customers call for the performance of multiple revenue-generating activities. Generally, these arrangements include both site rental and network services. In such cases, the Company determines whether the multiple deliverables are to be accounted for separately or on a combined basis. In order to be accounted for separately, the undelivered items must (1) have stand-alone value to the customer, (2) have reliably determinable fair value on a separate basis, and (3) have delivery which is probable and under the control of the Company. Allocation of recognized revenue in such arrangements is based on the relative fair value of the separately delivered items.

Corporate Development Expenses

Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

Per Share Information

Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the assumed conversion of outstanding stock options, warrants, convertible preferred stock and convertible senior notes for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle	$(366,167)	$(272,521)	$(396,330)
Dividends on preferred stock	(79,028)	(79,786)	(54,294)
Gains (losses) on purchases of preferred stock	—	99,424	349

Loss before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(445,195)	(252,883)	(450,275)
Cumulative effect of change in accounting principle	—	—	(2,035)

Net loss applicable to common stock for basic and diluted computations	$(445,195)	$(252,883)	$(452,310)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	214,246	218,028	216,947

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(2.08)	$(1.16)	$(2.08)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net loss	$(2.08)	$(1.16)	$(2.09)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for each of the three years in the period ended December 31, 2003.

	December 31,
	2001	2002	2003
	(In thousands)
Options to purchase shares of common stock at exercise prices currently ranging from $-0- to $39.75 per share	23,873	22,975	18,994
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	1,000	1,000
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock	7,442	7,442	7,442
Share of 6.25% Convertible Preferred Stock which are convertible into shares of common stock	10,915	8,625	8,625
Shares of restricted common stock	—	—	1,873
4% Convertible Senior Notes which are convertible into shares of common stock	—	—	21,237

Total potential common shares	43,870	40,682	59,811

Foreign Currency Translation

Crown Castle UK Holdings Limited (“CCUK”) and Crown Castle Australia Holdings Pty Ltd. (“CCAL”) use the British pound sterling and the Australian dollar, respectively, as the functional currencies for their operations. The Company translates CCUK’s and CCAL’s results of operations using the average exchange rates for the period, and translates CCUK’s and CCAL’s assets and liabilities using the exchange rates at the end of the period. The cumulative effect of changes in the exchange rates are recorded as translation adjustments in stockholders’ equity.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair value of the investment securities is based on quoted market prices. The estimated fair value of the Company’s public debt securities is based on quoted market prices, and the estimated fair value of the other long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair value of the interest rate swap agreements is based on the amount that the Company would receive or pay to terminate the agreements at the balance sheet date. The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

	December 31, 2002		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands of dollars)
Cash and cash equivalents	$516,172	$516,172	$462,427	$462,427
Short-term investments (to be held to maturity)	115,697	116,461	—	—
Long-term debt	(3,226,960)	(2,886,091)	(3,449,992)	(3,651,057)
Interest rate swap agreements, net	(9,911)	(9,911)	(4,345)	(4,345)

The Company does not currently hold or issue derivative financial instruments for trading purposes.

Stock-Based Compensation

The Company used the “intrinsic value based method” of accounting for its stock-based employee compensation plans until December 31, 2002 (see Note 9). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The exercise prices for the substantial portion of the options granted during the years ended December 31, 2001 and 2002 were equal to or in excess of the market value of the Company’s common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during those years (see Note 9). On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see “Recent Accounting Pronouncements”). The following table shows the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company’s net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(366,167)	$(272,521)	$(398,365)
Add: Stock-based employee compensation expense included in reported net loss	6,112	5,349	20,654
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(35,861)	(32,625)	(34,918)

Net loss, as adjusted	(395,916)	(299,797)	(412,629)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(79,028)	19,638	(53,945)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(474,944)	$(280,159)	$(466,574)

Loss per common share—basic and diluted:
As reported	$(2.08)	$(1.16)	$(2.09)

As adjusted	$(2.22)	$(1.28)	$(2.15)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On January 1, 2001, the Company adopted the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments are recorded either in results of operations or in other comprehensive income (loss), depending on the intended use of the derivative instrument. The initial application of SFAS 133 is reported as the effect of a change in accounting principle. The adoption of SFAS 133 resulted in a net transition adjustment gain of approximately $178,000 in accumulated other comprehensive income (loss), the recognition of approximately $363,000 of derivative instrument assets and the recognition of approximately $185,000 of derivative instrument liabilities. The amounts for this transition adjustment are based on current fair value measurements at the date of adoption of SFAS 133. The Company expects that the adoption of SFAS 133 will increase the volatility of other comprehensive income (loss) as reported in its future financial statements.

The derivative instruments recognized upon the Company’s adoption of SFAS 133 consist of interest rate swap agreements. Such agreements are used to manage interest rate risk on a portion of the Company’s floating rate indebtedness, and are designated as cash flow hedging instruments in accordance with SFAS 133. The interest rate swap agreements had notional amounts aggregating $150,000,000 at January 1, 2001, and effectively convert the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreements are effective in hedging the Company’s interest rate risk, the changes in their fair values are recorded as other comprehensive income (loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $3,300,000 for the year ending December 31, 2004. To the extent that any portions of the interest rate swap agreements are deemed ineffective, the related changes in fair values are recognized in results of operations. As of December 31, 2002 and 2003, the accumulated other comprehensive income (loss) in consolidated stockholders’ equity includes $9,911,000 and $4,345,000, respectively, in losses related to derivative instruments.

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changes the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 will not change its method of accounting for business combinations. The Company adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 required that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications were to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company’s consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were $26,000,000, $11,483,000 and $14,517,000 at January 1, 2002, respectively (see Note 4). The net book value of these intangible assets will be amortized using a revised life of 10 years.

SFAS 142 changes the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but rather will be tested for impairment on an annual basis. This annual impairment test will involve (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to be amortized over such lives, and tested for impairment in accordance with the Company’s existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other intangible assets acquired in business combinations subsequent to June 30, 2001. The Company adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 required that transitional impairment tests be performed at its adoption, and provided that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company completed its transitional impairment tests and determined that no impairment losses for goodwill and other intangible assets were to be recorded upon the adoption of SFAS 142. The Company’s depreciation and amortization expense has decreased by approximately $60,617,000 per year as a result of the adoption of SFAS 142. If amortization of goodwill had not been recorded, and if amortization of other intangible assets had been recorded using the revised life, the Company’s net loss and loss per share would have been as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars, except per share amount)
Net loss, as reported	$(366,167)	$(272,521)	$(398,365)
Add back: amortization of goodwill	60,485	—	—
Adjust: amortization of other intangible assets	1,148	—	—

Net loss, as adjusted	(304,534)	(272,521)	(398,365)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(79,028)	19,638	(53,945)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(383,562)	$(252,883)	$(452,310)

Per common share—basic and diluted:
Net loss, as reported	$(2.08)	$(1.16)	$(2.09)
Amortization of goodwill	0.28	—	—
Adjustment for amortization of other intangible assets	0.01	—	—

Net loss, as adjusted	$(1.79)	$(1.16)	$(2.09)

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4,062,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $1,391,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2,035,000 (net of related income tax benefits of $636,000). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $428,000 for the year ended December 31, 2003. At December 31, 2003, liabilities for contingent retirement obligations amounted to $4,836,000. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $3,007,000 and $3,330,000 at January 1, 2001 and December 31, 2001, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS 121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 were effective for fiscal years beginning after December 15, 2001, and are to be applied prospectively. The adoption of the requirements of SFAS 144 as of January 1, 2002 had no impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt will no longer be classified as an extraordinary item, but rather will generally be classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as an extraordinary item in prior periods were to be reclassified in future financial statement presentations. The provisions of SFAS 145 related to the rescission of SFAS 4 were effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted the provisions of SFAS 145 as of January 1, 2002.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company adopted the requirements of SFAS 146 as of January 1, 2003. See Note 14.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002. On January 1, 2003, the Company adopted the fair

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value method of accounting for stock-based employee compensation using the “prospective” method of transition as provided by SFAS 148. Under this transition method, the Company will recognize compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. The Company will adopt the provisions of FIN 46 as of March 31, 2004, and does not expect that such adoption will have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12 3/4% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8 1/4% Convertible Preferred Stock and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12 3/4% Exchangeable Preferred Stock are included in interest expense on its consolidated statement of operations beginning on July 1, 2003. See Note 8.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132(R)”). SFAS 132(R) revises the required disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) replaces Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (which was originally issued in February 1998), but retains its disclosure requirements. SFAS 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans, and requires that certain disclosures be included in interim financial statements. SFAS 132(R) will apply to the Company’s disclosures for CCUK’s defined benefit plan (see Note 10). The provisions of SFAS 132(R) are generally effective for fiscal years ending after December 15, 2003; however, many of the new disclosure requirements for information about foreign plans, as well as information about future benefit payments, do not become effective until fiscal years ending after June 15, 2004. The interim-period disclosure requirements of SFAS 132(R) are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual reporting requirements of SFAS 132(R) as of December 31, 2003, except for the disclosure about future benefit payments. The Company will provide such disclosure about future benefit payments as of December 31, 2004. The Company will adopt the interim-period reporting requirements as of March 31, 2004.

2. Acquisitions

During the year ended December 31, 2001, the Company consummated a number of asset acquisitions which were accounted for using the purchase method. Results of operations and cash flows of the acquired assets are included in the consolidated financial statements for the periods subsequent to the respective dates of acquisition.

BellSouth Mobility Inc. and BellSouth Telecommunications Inc. (“BellSouth”)

The Company has an agreement with BellSouth (now part of Cingular) under which the Company acquired the operating rights for certain of their towers. During 2001, the Company closed on 77 towers and paid $25,600,000 in cash.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BellSouth DCS

The Company has an agreement with certain affiliates of BellSouth (“BellSouth DCS”, now part of Cingular) under which the Company acquired the operating rights for certain of their towers. During 2001, the Company closed on 13 towers and paid $5,547,000 in cash.

Crown Castle Australia Holdings Pty Ltd. (“CCAL”)

CCAL (a 77.6% owned subsidiary of the Company) had an agreement to purchase towers in Australia from Vodafone. During 2001, CCAL acquired 643 of such towers and paid $123,506,000 in cash.

3. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2002	2003
		(In thousands of dollars)
Land and buildings	0-40 years	$193,235	$188,732
Telecommunications towers and broadcast transmission equipment	5-20 years	5,377,156	5,630,056
Transportation and other equipment	3-15 years	18,476	28,018
Office furniture and equipment	2-10 years	119,877	127,857

		5,708,744	5,974,663
Less: accumulated depreciation		(880,711)	(1,232,718)

		$4,828,033	$4,741,945

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $265,395,000, $300,461,000 and $322,421,000, respectively. Accumulated depreciation on telecommunications towers and broadcast transmission equipment was $593,752,000 and $852,748,000 at December 31, 2002 and 2003, respectively. At December 31, 2003, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2004—$786,090,000; 2005—$743,800,000; 2006—$709,796,000; 2007—$561,778,000; 2008—$527,623,000; thereafter—$2,099,793,000.

4. Goodwill and Other Intangible Assets

A summary of goodwill by operating segments is as follows:

	Year Ended December 31, 2002
	CCUSA	CCUK	Crown Atlantic	Consolidated Total
	(In thousands of dollars)
Balance at beginning of year	$164,023	$817,514	$55,377	$1,036,914
Effect of exchange rate changes	—	30,127	—	30,127

Balance at end of year	$164,023	$847,641	$55,377	$1,067,041

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	CCUSA	CCUK	Crown Atlantic	Consolidated Total
	(In thousands of dollars)
Balance at beginning of year	$164,023	$847,641	$55,377	$1,067,041
Goodwill acquired	48,281	—	—	48,281
Goodwill written off related to sale of subsidiary	(610)	—	—	(610)
Effect of exchange rate changes	—	92,001	—	92,001

Balance at end of year	$211,694	$939,642	$55,377	$1,206,713

During the fourth quarter of 2003, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company’s reporting units. The Company has included the results of the joint venture transactions with Verizon Communications in its most recent evaluations (see Note 7).

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$26,000	$(11,483)	$14,517
Amortization expense	—	(1,452)	(1,452)

Balance at end of year	$26,000	$(12,935)	$13,065

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$26,000	$(12,935)	$13,065
Other intangible assets acquired	4,005	—	4,005
Amortization expense	—	(1,718)	(1,718)

Balance at end of year	$30,005	$(14,653)	$15,352

Estimated aggregate amortization expense:
Years ending December 31, 2004 through 2008		$1,852

Effective May 1, 2003, the Company acquired all of Verizon Communications’ equity interests in Crown Castle GT in a transaction accounted for using the purchase method (see Note 7). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $48,281,000 and other intangible assets (representing the acquired portion of the estimated fair value of Crown Castle GT’s site rental contracts) of $4,005,000. These intangible assets will be amortized using an estimated useful life of 10 years.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Long-term Debt

Long-term debt consists of the following:

	December 31,
	2002	2003
	(In thousands of dollars)
2000 Credit Facility	$700,000	$1,289,750
CCUK Credit Facility	144,855	—
Crown Atlantic Credit Facility	250,000	195,000
9% Guaranteed Bonds due 2007	201,188	—
10 5/8% Senior Discount Notes due 2007	239,160	—
4% Convertible Senior Notes due 2010	—	230,000
10 3/8% Senior Discount Notes due 2011, net of discount	390,905	12,366
9% Senior Notes due 2011	165,700	161,712
11 1/4% Senior Discount Notes due 2011, net of discount	170,777	10,979
9 1/2% Senior Notes due 2011	114,265	114,265
10 3/4% Senior Notes due 2011	442,885	428,695
9 3/8% Senior Notes due 2011	407,225	407,225
7.5% Senior Notes due 2013	—	300,000
7.5% Series B Senior Notes due 2013	—	300,000

	3,226,960	3,449,992
Less: current maturities	(14,250)	(267,142)

	$3,212,710	$3,182,850

2000 Credit Facility

A subsidiary of the Company has a credit agreement with a syndicate of banks (as amended, the “2000 Credit Facility”) which previously consisted of two term loan facilities and a revolving line of credit aggregating $1,200,000,000. On October 10, 2003, the Company entered into an amendment of the 2000 Credit Facility. The amended credit agreement consists of two term loan facilities and a revolving line of credit aggregating $1,642,500,000. After closing of the amended credit agreement, the Term A loan had a balance of $192,500,000, the Term B loan had a balance of $1,100,000,000, and there were no amounts drawn under the $350,000,000 revolving line of credit.

Upon closing of the amended credit agreement, the Company received $702,000,000 in gross proceeds from the increased Term B loan. The Company utilized (1) $100,000,000 of such proceeds to reduce the outstanding borrowings under the Term A loan and (2) $58,968,000 of such proceeds to repay the remaining amounts borrowed under the CCUK Credit Facility, including accrued interest and fees. In addition, on November 10, 2003, the Company used approximately $248,284,000 of such proceeds to redeem CCUK’s 9% Guaranteed Bonds, including accrued interest and redemption premiums. The remaining proceeds from the increased Term B loan are being used for general corporate purposes, including the purchase of the Company’s public debt securities and its 12 3/4% Senior Exchangeable Preferred Stock. In connection with the amendment of the 2000 Credit Agreement and the retirement of CCUK’s indebtedness, the Company has designated CCUK as a restricted subsidiary for purposes of the amended credit agreement as well as under the Company’s bond indentures. The amendment of the 2000 Credit Facility resulted in a loss of approximately $1,755,000 consisting of the write-off of certain financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations.

The amount of available borrowings under the 2000 Credit Facility will decrease by stated amounts at the end of each calendar quarter beginning on (1) December 31, 2003 for the Term B loan and the revolving line of credit and (2) June 30, 2004 for the Term A loan. Any remaining borrowings under the Term A loan and the revolving line of credit must be repaid on September 15, 2007. Any remaining borrowings under the Term B loan must be repaid on September 30, 2010. Under certain circumstances, the Company’s subsidiaries may be required to make principal prepayments under the 2000 Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain borrowings. As of December 31, 2003, approximately $341,250,000 of borrowings was available under the 2000 Credit Facility, of which $25,000,000 was

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for letters of credit. There were no letters of credit outstanding under the 2000 Credit Facility as of December 31, 2003.

The 2000 Credit Facility is secured by substantially all of the assets of CCUSA, CCUK and CCAL, and the Company’s pledge of the capital stock of those subsidiaries. In addition, the 2000 Credit Facility is guaranteed by CCIC. Under the amended credit agreement, borrowings from the Term A loan and the revolving line of credit bear interest at rates per annum, at the Company’s election, equal to the bank’s prime rate plus a margin of 1.75% or a Eurodollar interbank offered rate (LIBOR) plus a margin of 2.75%. The interest rate margins on the Term A loan and the revolving line of credit may be reduced by up to 1.00% (non-cumulatively) based on a financial test, determined quarterly. Borrowings from the Term B loan bear interest at rates per annum, at the Company’s election, equal to the bank’s prime rate plus a margin of 2.50% or LIBOR plus a margin of 3.50%. The interest rate margins on the Term B loan may be reduced by up to 0.25% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to six months) for which such LIBOR rate is in effect. At December 31, 2003, the interest rates in effect for the Term A loan and the Term B loan were 3.41% and 4.66%, respectively. The 2000 Credit Facility requires the borrower to maintain certain financial covenants and places restrictions on its ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

CCUK Credit Facility

CCUK had a credit agreement with a syndicate of banks (as amended, the “CCUK Credit Facility”). The amended CCUK Credit Facility consisted of a £120,000,000 (approximately $199,860,000) secured revolving loan facility. During 2003, CCUK repaid £55,000,000 (approximately $89,805,000) in outstanding borrowings under the CCUK Credit Facility. CCUK utilized cash provided by its operations to effect these repayments. On October 10, 2003, the Company repaid the remaining £35,000,000 (approximately $58,293,000) in outstanding borrowings under the CCUK Credit Facility, along with accrued interest and fees, utilizing proceeds from the amended 2000 Credit Facility. The repayment of the CCUK Credit Facility resulted in a loss of approximately $2,422,000, consisting of the write-off of unamortized deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations.

Crown Atlantic Credit Facility

Crown Atlantic has a credit agreement with a syndicate of banks (as amended, the “Crown Atlantic Credit Facility”) which consists of a $301,050,000 secured revolving line of credit. Available borrowings under the Crown Atlantic Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic’s assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

During 2002 and 2003, Crown Atlantic repaid $50,000,000 and $55,000,000, respectively, in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect these repayments. As of December 31, 2003, approximately $106,050,000 of borrowings was available under the Crown Atlantic Credit Facility, of which $25,000,000 was available for letters of credit (see Note 16). There were no letters of credit outstanding as of December 31, 2003.

The amount of available borrowings under the Crown Atlantic Credit Facility decrease by a stated amount at the end of each calendar quarter until March 31, 2006, at which time any remaining borrowings must be repaid. Under certain circumstances, Crown Atlantic may be required to make principal prepayments under the Crown Atlantic Credit Facility in an amount equal to 50% of excess cash flow (as defined), the net cash proceeds from certain asset sales or the net cash proceeds from certain sales of equity or debt securities.

The Crown Atlantic Credit Facility is secured by a pledge of the membership interest in Crown Atlantic and a security interest in Crown Atlantic’s tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic’s election, equal to the bank’s prime rate plus 1.25% or a Eurodollar

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interbank offered rate (LIBOR) plus 2.75%. The interest rate margins may be reduced by up to 1.25% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. At December 31, 2003, the interest rate in effect for outstanding borrowings under the Crown Atlantic Credit Facility was 2.66%. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic’s ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

9% Guaranteed Bonds due 2007 (“CCUK Bonds”)

CCUK had issued £125,000,000 (approximately $211,536,000) aggregate principal amount of the CCUK Bonds. On November 10, 2003, the Company utilized approximately $248,284,000 of proceeds from the amended 2000 Credit Facility to redeem the CCUK Bonds, including accrued interest thereon of approximately $11,635,000. The redemption resulted in a loss of $28,916,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($3,841,000) and the redemption premium ($25,075,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations.

10 5/8% Senior Discount Notes due 2007 (the “10 5/8% Discount Notes”)

The Company had originally issued $251,000,000 aggregate principal amount (at maturity) of the 10 5/8% Discount Notes. The 10 5/8% Discount Notes did not pay any interest until May 15, 2003, at which time semi-annual interest payments commenced and became due on each May 15 and November 15 thereafter. On May 30, 2003, the Company announced that it had elected to redeem all of the 10 5/8% Discount Notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, the Company utilized $255,537,000 of its cash to redeem the $239,160,000 in outstanding principal amount of the 10 5/8% Discount Notes, including accrued interest thereon of $3,670,000. The redemption resulted in a loss of $18,857,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($6,151,000) and the redemption premium ($12,706,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations. The redemption of the 10 5/8% Discount Notes, combined with the issuance of the 4% Convertible Senior Notes (as discussed below), will result in decreased interest expense of approximately $16,211,000 per year.

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

10 3/8% Senior Discount Notes due 2011 (the “10 3/8% Discount Notes”) and 9% Senior Notes due 2011 (the “9% Senior Notes”)

The Company had originally issued $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Discount Notes and $180,000,000 aggregate principal amount of its 9% Senior Notes. The 10 3/8% Discount Notes will not pay any interest until November 15, 2004, at which time semi-annual interest payments will commence and become due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Senior Notes are due on each May 15 and November 15. The maturity date of the 10 3/8% Discount Notes and the 9% Senior Notes

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is May 15, 2011. The 10 3/8% Discount Notes are net of unamortized discount of $58,220,000 and $475,000 at December 31, 2002 and 2003, respectively.

The 10 3/8% Discount Notes and the 9% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after May 15, 2004 at prices of 105.187% and 104.5%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until May 15, 2007, after which time the 10 3/8% Discount Notes and the 9% Senior Notes are redeemable at par. In December of 2003 and January of 2004, the Company purchased a significant portion of the outstanding 10 3/8% Discount Notes and 9% Senior Notes in two cash tender offers and consent solicitations (see “Purchases of the Company’s Debt Securities” below).

11 1/4% Senior Discount Notes due 2011 (the “11 1/4% Discount Notes”) and 9 1/2% Senior Notes due 2011 (the “9 1/2% Senior Notes”)

The Company had originally issued $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Discount Notes and $125,000,000 aggregate principal amount of its 9 1/2% Senior Notes. The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Senior Notes are due on each February 1 and August 1. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes is August 1, 2011. The 11 1/4% Discount Notes are net of unamortized discount of $32,273,000 and $721,000 at December 31, 2002 and 2003, respectively.

The 11 1/4% Discount Notes and the 9 1/2% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2004 at prices of 105.625% and 104.75%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until August 1, 2007, after which time the 11 1/4% Discount Notes and the 9 1/2% Senior Notes are redeemable at par. In December of 2003 and January of 2004, the Company purchased a significant portion of the outstanding 11 1/4% Discount Notes and 9 1/2% Senior Notes in two cash tender offers and consent solicitations (see “Purchases of the Company’s Debt Securities” below).

10 3/4% Senior Notes due 2011 (the “10 3/4% Senior Notes”)

The Company had originally issued $500,000,000 aggregate principal amount of its 10 3/4% Senior Notes. Semi-annual interest payments for the 10 3/4% Senior Notes are due on each February 1 and August 1. The maturity date of the 10 3/4% Senior Notes is August 1, 2011.

The 10 3/4% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2005 at a price of 105.375% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2008, after which time the 10 3/4% Senior Notes are redeemable at par.

9 3/8% Senior Notes due 2011 (the “9 3/8% Senior Notes”)

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

The 9 3/8% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2006 at a price of 104.688% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2009, after which time the 9 3/8% Senior Notes are redeemable at par. Prior to August 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 9 3/8% Senior Notes, at a price of 109.375% of the principal amount thereof, with the net cash proceeds from a public offering of the Company’s common stock.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.5% Senior Notes due 2013 (the “7.5% Senior Notes”) and 7.5% Series B Senior Notes due 2013 (the “7.5% Series B Senior Notes”)

On December 2, 2003, the Company issued $300,000,000 aggregate principal amount of its 7.5% Senior Notes for net proceeds of $293,250,000. The proceeds from the sale of these securities were used to fund a portion of the purchase price in connection with the cash tender offer for the Company’s 10 3/8% Discount Notes and 11 1/4% Discount Notes (see “Purchases of the Company’s Debt Securities” below). On December 11, 2003, the Company issued $300,000,000 aggregate principal amount of its 7.5% Series B Senior Notes for net proceeds of $292,500,000. The proceeds from the sale of these securities will be used to fund the purchase price in connection with the cash tender offer for the Company’s 9% Senior Notes and 9 1/2% Senior Notes (see “Purchases of the Company’s Debt Securities” below) and for general corporate purposes. Semi-annual interest payments for the 7.5% Senior Notes and the 7.5% Series B Senior Notes are due on each June 1 and December 1, beginning on June 1, 2004. The maturity date of the 7.5% Senior Notes and the 7.5% Series B Senior Notes is December 1, 2013.

The 7.5% Senior Notes and the 7.5% Series B Senior Notes are redeemable at the option of the Company, in whole or in part, on or after December 1, 2008 at a price of 103.75% of the principal amount plus accrued interest. The redemption price is reduced annually until December 1, 2011, after which time the 7.5% Senior Notes and the 7.5% Series B Senior Notes are redeemable at par. Prior to December 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 7.5% Senior Notes and the 7.5% Series B Senior Notes, at a price of 107.5% of the principal amount thereof, with the net cash proceeds from a public offering of the Company’s common stock.

Structural Subordination of the Debt Securities

The 4% Convertible Senior Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes (collectively, the “Debt Securities”) are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company’s subsidiaries, which include outstanding borrowings under the 2000 Credit Facility and the Crown Atlantic Credit Facility. The indentures governing the Debt Securities (the “Indentures”) place restrictions on the Company’s ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 2003, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indentures. In connection with the cash tender offers and consent solicitations for the Company’s 10 3/8% Discount Notes and 11 1/4% Discount Notes, substantially all of the restrictive covenants under the indentures for those two securities have been eliminated. In connection with the cash tender offers and consent solicitations for the Company’s 9% Senior Notes and 9 1/2% Senior Notes, substantially all of the restrictive covenants under the indentures for those two securities will be eliminated in January of 2004. See “Purchases of the Company’s Debt Securities” below.

Purchases of the Company’s Debt Securities

In August and September of 2002, the Company began purchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 8 and 9). Through December 31, 2002, the Company purchased debt securities with an aggregate principal amount (at maturity) of $244,590,000. Such debt securities had an aggregate carrying value (net of unamortized discounts) of $226,511,000. The Company utilized $142,820,000 in cash ($96,509,000 from an Unrestricted investment subsidiary and $46,311,000 from CCIC) to effect these debt purchases. The debt purchases resulted in gains of $79,138,000 ($0.36 per share) for the year ended December 31, 2002. Such gains are included in interest and other income (expense) on the Company’s consolidated statement of operations. The Company’s purchases of its debt securities in 2002 were as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Cash Paid
	Principal Amount	Carrying Value	CCIC	Unrestricted Subsidiary	Total	Gains on Purchases
	(In thousands of dollars)
10 5/8% Senior Discount Notes due 2007	$11,840	$11,701	$4,335	$4,149	$8,484	$2,859
10 3/8% Senior Discount Notes due 2011	50,875	43,290	12,707	12,188	24,895	17,662
9% Senior Notes due 2011	14,300	14,300	3,105	5,798	8,903	5,054
11 1/4% Senior Discount Notes due 2011	56,950	46,595	11,587	15,304	26,891	19,137
9 1/2% Senior Notes due 2011	10,735	10,735	1,718	5,296	7,014	3,537
10 3/4% Senior Notes due 2011	57,115	57,115	12,859	26,520	39,379	16,178
9 3/8% Senior Notes due 2011	42,775	42,775	—	27,254	27,254	14,711

	$244,590	$226,511	$46,311	$96,509	$142,820	$79,138

In October of 2003, the Company purchased debt securities with an aggregate principal amount and carrying value of $18,178,000 in public market transactions. The Company utilized $20,146,000 of its cash to effect these debt purchases. The debt purchases resulted in losses of $2,397,000 which are included in interest and other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2003.

On November 24, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 10 3/8% Discount Notes and 11 1/4% Discount Notes. On December 18, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes were determined to be 104.569% of the outstanding principal amount at maturity for the 10 3/8% Discount Notes and 104.603% of the outstanding principal amount at maturity for the 11 1/4% Discount Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount at maturity of the tendered notes. On December 24, 2003, the Company (1) utilized approximately $456,218,000 of its cash to purchase the $436,284,000 in outstanding principal amount at maturity of the tendered 10 3/8% Discount Notes and (2) utilized approximately $200,158,000 of its cash to purchase the $191,350,000 in outstanding principal amount at maturity of the tendered 11 1/4% Discount Notes. The purchase of the tendered 10 3/8% Discount Notes resulted in a loss of $42,948,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($5,443,000) and the excess of the total purchase price over the carrying value of the tendered notes ($37,505,000). The purchase of the tendered 11 1/4% Discount Notes resulted in a loss of $22,910,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($1,661,000) and the excess of the total purchase price over the carrying value of the tendered notes ($21,249,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations.

On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes and 9 1/2% Senior Notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9 1/2% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, the Company (1) utilized approximately $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized approximately $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9 1/2% Senior Notes, including accrued interest thereon of $4,508,000. The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9 1/2% Senior Notes resulted in a loss of $11,652,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes ($10,010,000). Such losses will be included in interest and other income (expense) on the Company’s consolidated statement of operations for the three months ending March 31, 2004. The 9% Senior Notes and 9 1/2% Senior Notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on the Company’s consolidated balance sheet as of December 31, 2003.

The Company’s purchases of its debt securities in 2003 and January of 2004, including the redemption of the CCUK Bonds, the redemption of the 10 5/8% Discount Notes, the purchases in public market transactions discussed

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above and the purchases pursuant to the cash tender offers discussed above, resulted in losses of $116,028,000 ($0.53 per share) for the year ended December 31, 2003 and $24,118,000 for the three months ending March 31, 2004. Such purchases were as follows:

			Cash Paid		Losses on Purchases
	Principal Amount	Carrying Value	2003	January 2004	2003	January 2004
	(In thousands of dollars)
9% Guaranteed Bonds due 2007	$211,536	$211,536	$236,649	$—	$28,916	$—
10 5/8% Senior Discount Notes due 2007	239,160	239,160	251,867	—	18,857	—
10 3/8% Senior Discount Notes due 2011	436,284	418,713	456,218	—	42,948	—
9% Senior Notes due 2011	139,567	139,567	4,197	145,221	294	12,466
11 1/4% Senior Discount Notes due 2011	191,350	178,909	200,158	—	22,910	—
9 1/2% Senior Notes due 2011	109,512	109,512	—	119,522	—	11,652
10 3/4% Senior Notes due 2011	14,190	14,190	15,949	—	2,103	—

	$1,341,599	$1,311,587	$1,165,038	$264,743	$116,028	$24,118

Reporting Requirements Under the Indentures Governing the Company’s Debt Securities

The following information (as such capitalized terms are defined in the Indentures) is presented solely as a requirement of the Indentures; such information is not intended as an alternative measure of financial position, operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Furthermore, the Company’s measure of the following information may not be comparable to similarly titled measures of other companies.

The Company has designated Crown Atlantic and certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	December 31, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$304,009	$158,418	$—	$462,427
Other current assets	170,344	8,989	—	179,333
Property and equipment, net	4,036,461	705,484	—	4,741,945
Investments in Unrestricted Subsidiaries	573,381	—	(573,381)	—
Goodwill	1,151,336	55,377	—	1,206,713
Other assets, net	117,798	29,375	—	147,173

	$6,353,329	$957,643	$(573,381)	$6,737,591

Current liabilities	$620,496	$23,034	$—	$643,530
Long-term debt, less current maturities	2,987,850	195,000	—	3,182,850
Other liabilities	205,213	6,550	—	211,763
Minority interests	48,655	159,678	—	208,333
Redeemable preferred stock	506,702	—	—	506,702
Stockholders’ equity	1,984,413	573,381	(573,381)	1,984,413

	$6,353,329	$957,643	$(573,381)	$6,737,591

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended December 31, 2003 (Unaudited)			Year Ended December 31, 2003
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$223,202	$30,644	$253,846	$813,827	$116,521	$930,348
Costs of operations (exclusive of depreciation, amortization and accretion)	101,590	11,924	113,514	373,234	44,545	417,779
General and administrative	21,550	3,452	25,002	83,073	11,815	94,888
Corporate development	1,987	—	1,987	5,564	—	5,564
Restructuring charges (credits)	—	—	—	1,580	(289)	1,291
Asset write-down charges	6,455	345	6,800	9,807	4,510	14,317
Non-cash general and administrative compensation charges	80	4	84	19,302	1,352	20,654
Depreciation, amortization and accretion	72,230	10,663	82,893	281,582	42,570	324,152

Operating income	19,310	4,256	23,566	39,685	12,018	51,703
Interest and other income (expense)	(101,027)	(578)	(101,605)	(140,662)	(7,812)	(148,474)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(70,286)	(3,359)	(73,645)	(274,714)	(14,933)	(289,647)
Provision for income taxes	4,102	—	4,102	(7,518)	—	(7,518)
Minority interests	860	(2,118)	(1,258)	3,463	(5,857)	(2,394)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(1,935)	(100)	(2,035)

Net income (loss)	$(147,041)	$(1,799)	$(148,840)	$(381,681)	$(16,684)	$(398,365)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 9% Senior Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(In thousands of dollars) (Unaudited)
Tower Cash Flow, for the three months ended December 31, 2003	$104,605

Consolidated Cash Flow, for the twelve months ended December 31, 2003	$357,520
Less: Tower Cash Flow, for the twelve months ended December 31, 2003	(383,433)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2003	418,420

Adjusted Consolidated Cash Flow, for the twelve months ended December 31,2003	$392,507

Maturities

Scheduled maturities of total long-term debt outstanding at December 31, 2003 are as follows: years ending December 31, 2004—$302,338,000; 2005—$115,260,000; 2006—$201,790,000; 2007—$76,855,000; 2008—$11,000,000; thereafter—$2,763,597,000. The 2004 amount includes $264,743,000 paid in January 2004 in connection with the tender offers for the 9% Senior Notes and the 9 1/2% Senior Notes.

Scheduled maturities of amounts outstanding under the 2000 Credit Facility at December 31, 2003 are as follows: years ending December 31, 2004—$37,595,000; 2005—$54,060,000; 2006—$67,990,000; 2007—$76,855,000; 2008—$11,000,000; thereafter—$1,042,250,000. Scheduled maturities of amounts outstanding under

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Crown Atlantic Credit Facility at December 31, 2003 are as follows: years ending December 31, 2005—$61,200,000; 2006—$133,800,000.

Restricted Net Assets of Subsidiaries

Under the terms of the 2000 Credit Facility and the Crown Atlantic Credit Facility, the Company’s subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to (1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on CCIC’s existing indebtedness. Crown Atlantic is effectively precluded from paying dividends. The restricted net assets of the Company’s subsidiaries totaled approximately $3,547,523,000 at December 31, 2003.

Interest Rate Swap Agreements

The Company has an interest rate swap agreement in connection with amounts originally borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement had an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. As of December 31, 2003, the notional amount of this agreement is $83,750,000. The Company pays a fixed rate of 5.79% on the notional amount and receives a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin.

The Company had an additional interest rate swap agreement in connection with amounts borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement had a notional amount of $50,000,000 and terminated on December 31, 2003. The Company paid a fixed rate of 5.89% on the notional amount and received a floating rate based on LIBOR. This agreement effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.89% plus the applicable margin.

The Company does not believe there is any significant exposure to credit risk from its interest rate swap agreements due to the creditworthiness of the counterparty. In the event of nonperformance by the counterparty, the Company’s loss would be limited to any unfavorable interest rate differential.

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

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $12,801,000 and expire on various dates through October 2005.

6. Income Taxes

Income (loss) before income taxes and minority interests by geographic area is as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
Domestic	$(275,329)	$(271,006)	$(391,048)
Foreign	(75,666)	8,263	4,630

	$(350,995)	$(262,743)	$(386,418)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
Current:
State	$33	$—	$—
Foreign	459	407	465

	492	407	465

Deferred:
Foreign	15,986	11,869	7,053

	$16,478	$12,276	$7,518

For the year ended December 31, 2003, the Company has also recognized a deferred foreign income tax benefit of $636,000 related to CCUK’s portion of the cumulative effect adjustment for asset retirement obligations. This income tax benefit is included in the cumulative effect of the change in accounting principle on the Company’s consolidated statement of operations.

A reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
Benefit for income taxes at statutory rate	$(122,849)	$(91,960)	$(135,246)
Losses for which no tax benefit was recognized	118,628	102,021	137,705
Stock-based compensation	973	1,221	3,746
Expenses for which no federal tax benefit was recognized	115	123	111
Amortization of intangible assets	15,606	147	27
Depreciation on basis differences in joint ventures	1,116	—	—
State taxes, net of federal tax benefit	21	—	—
Other	2,868	724	1,175

	$16,478	$12,276	$7,518

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2002	2003
	(In thousands of dollars)
Deferred income tax liabilities:
Property and equipment	$170,444	$265,455
Basis differences in joint ventures	5,644	—
Other	—	54

Total deferred income tax liabilities	176,088	265,509

Deferred income tax assets:
Net operating loss carryforwards	548,965	675,538
Foreign losses	16,609	22,069
Accrued liabilities	5,772	4,581
Intangible assets	3,064	2,999
Pension liability	2,945	2,025
Derivative instruments	1,974	1,784
Receivables allowance	3,766	1,300
Puerto Rico losses	620	1,134
Noncompete agreement	152	—
Other	728	2,458
Valuation allowances	(436,362)	(488,965)

Total deferred income tax assets, net	148,233	224,923

Net deferred income tax liabilities	$27,855	$40,586

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation allowances of $436,362,000 and $488,965,000 were recognized to offset net deferred income tax assets as of December 31, 2002 and 2003, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company’s consolidated financial statements:

Consolidated statement of operations	$453,638,000
Other comprehensive income (loss)	9,487,000
Additional paid-in capital	25,840,000

$488,965,000

At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,930,000,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2010 through 2023. The utilization of the loss carryforwards is subject to certain limitations.

7. Minority Interests

Minority interests represent the minority partner’s interest in Crown Atlantic (43.1% through April 30, 2003 and 37.245% since May 1, 2003), the minority partner’s interest in Crown Castle GT (17.8% through April 30, 2003) and the minority shareholder’s 22.4% interest in CCAL.

On May 2, 2003, the Company entered into several agreements (the “Agreements”), dated effective May 1, 2003, relating to the Company’s two joint ventures with Verizon Communications (“Verizon”): the Crown Castle Atlantic venture (“Crown Atlantic”) and the Crown Castle GT venture (“Crown Castle GT”). Under the Agreements, certain termination rights under which Verizon could have required the Company to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. The Company also acquired all of Verizon’s interest in Crown Castle GT in exchange for additional interests in Crown Atlantic and certain other consideration. In addition, the shares of the Company’s common stock previously held by the ventures were distributed to Verizon. Following the transactions, the Company owns 100% of Crown Castle GT and 62.755% of Crown Atlantic. Further details of the transaction and its accounting treatment are discussed below.

Pursuant to the Agreements, the Company acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of the Company’s common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63,576,000), representing consideration for the Verizon partner’s interest in the operating assets held by Crown Castle GT, (2) $5,873,000 in cash, representing the working capital of Crown Castle GT allocable to the Verizon partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two ventures (for which the Company’s proportion of their estimated fair value aggregated $11,636,000). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the venture interests was determined based on the current financial performance of Crown Castle GT’s tower sites, using a valuation multiple derived from the current market performance of the Company’s common stock.

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

In addition, pursuant to the Agreements, Crown Atlantic distributed 15,597,783 shares of the Company’s common stock previously held by Crown Atlantic to that venture’s Verizon partner, resulting in a reduction in Verizon’s interest in Crown Atlantic by a fixed percentage of 19%. The fixed percentage reduction was agreed upon

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the time of the formation of Crown Atlantic. Pursuant to the registration rights contained in the Crown Atlantic formation agreement dated December 8, 1998, as amended by the Agreements, the Company filed a registration statement relating to the sale of such distributed shares on July 1, 2003. Such registration statement became effective on July 21, 2003. Subsequent to that date, Verizon has sold all of the 15,597,783 shares of the Company’s common stock to third parties.

The Company has accounted for the acquisition of the minority interest in Crown Castle GT using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded (1) a net decrease in the carrying value of its tower sites (included in property and equipment) of $33,679,000, (2) goodwill of $48,281,000, none of which is currently expected to be deductible for tax purposes (see Note 4), (3) other intangible assets (included in deferred financing costs and other assets) of $4,005,000 (see Note 4), (4) the elimination of minority interest related to Crown Castle GT of $55,381,000, (5) an increase in minority interest related to Crown Atlantic of $76,229,000, and (6) a loss on the issuance of the interest in Crown Atlantic of $8,114,000 (included in interest and other income (expense) on the Company’s consolidated statement of operations). The net decrease in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Castle GT’s towers, along with the net book value of the tower sites transferred to Verizon from the two ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of Crown Castle GT in excess of the related minority interest, along with the net decrease in the carrying value of the tower sites. The amounts recorded for the net decrease in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon.

On or after July 1, 2007, the exercise of the put right by Verizon or the call right by the Company will require the Company to purchase all of Verizon’s equity interests in Crown Atlantic for cash equal to the then fair market value of such interest. Verizon retains certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. These protective rights will remain in place after the Crown Atlantic put or call right is exercised. The protective rights relate primarily to ensuring Verizon Wireless’ quiet enjoyment as a tenant on the Crown Atlantic and Crown Castle GT sites, and such rights terminate should Verizon Wireless cease to occupy the sites.

8. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31,
	2002	2003
	(In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock; shares issued and outstanding:
December 31, 2002—249,325 (stated at mandatory redemption and aggregate liquidation value)	$250,650	$—
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	196,204	196,614
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	309,160	310,088

	$756,014	$506,702

Exchangeable Preferred Stock

The Company had originally issued 200,000 shares of its 12 3/4% Senior Exchangeable Preferred Stock due 2010 (the “Exchangeable Preferred Stock”) at a price of $1,000 per share (the liquidation preference per share). The holders of the Exchangeable Preferred Stock were entitled to receive cumulative dividends at the rate of 12 3/4% per share, compounded quarterly on each March 15, June 15, September 15 and December 15 of each year. On or before December 15, 2003, the Company had the option to pay dividends in cash or in additional shares of Exchangeable

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock. After December 15, 2003, dividends were payable only in cash. For the years ended December 31, 2001, 2002 and 2003, dividends were paid in additional shares of Exchangeable Preferred Stock.

On October 28, 2003, the Company issued a notice of redemption for the remaining outstanding shares of its Exchangeable Preferred Stock. On December 15, 2003, such shares were redeemed at a price of 106.375% of the liquidation preference. On the redemption date, such remaining shares had an aggregate redemption and liquidation value of approximately $46,973,000. The Company utilized approximately $49,968,000 of its cash to effect this redemption. The redemption resulted in a loss of approximately $2,995,000 for the year ended December 31, 2003. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations. See “Purchases of the Company’s Preferred Stock” below.

8 1/4% Convertible Preferred Stock

The Company issued 200,000 shares of its 8 1/4% Cumulative Convertible Redeemable Preferred Stock (the “8 1/4% Convertible Preferred Stock”) at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation (“GECC”). GECC is entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. For the years ended December 31, 2001, 2002 and 2003, dividends were paid with 1,400,000, 4,290,000 and 2,190,000 shares of common stock, respectively. GECC also has warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $26.875 per share. The warrants will be exercisable, in whole or in part, at any time until November 2004.

The Company is required to redeem all outstanding shares of the 8 1/4% Convertible Preferred Stock on March 31, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares are redeemable at the option of the Company, in whole or in part, at a price of 102.75% of the liquidation preference. The redemption price is reduced on an annual basis until October 1, 2005, at which time the shares are redeemable at the liquidation preference. The shares of 8 1/4% Convertible Preferred Stock are convertible, at the option of GECC, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $26.875 per share of common stock. The conversion of all outstanding shares of the 8 1/4% Convertible Preferred Stock would result in the issuance of 7,441,860 shares of the Company’s common stock.

The Company’s obligations with respect to the 8 1/4% Convertible Preferred Stock are subordinate to all indebtedness of the Company, and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries. The certificate of designations governing the Convertible Preferred Stock places restrictions on the Company similar to those imposed by the Company’s Debt Securities.

In June, September and December of 2002, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 3,745,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, the Company repurchased the 3,745,000 shares of common stock from the dividend paying agent for a total of $12,239,000 in cash. In March, June and September of 2003, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 1,825,000 shares of its common stock. The Company repurchased these 1,825,000 shares of common stock from the dividend paying agent for a total of $12,382,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchases. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock (see note 9).

6.25% Convertible Preferred Stock

The Company had originally issued 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the years ended December

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

31, 2001, 2002 and 2003, dividends were paid with 1,781,764, 6,338,153 and 3,253,469 shares of common stock, respectively. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, the Company has the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into shares of the Company’s common stock at the same conversion price. The conversion of all outstanding shares of the 6.25% Convertible Preferred Stock would result in the issuance of 8,625,084 shares of the Company’s common stock.

The Company’s obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company, and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries. The 6.25% Convertible Preferred Stock ranks in parity with the 8 1/4% Convertible Preferred Stock.

Purchases of the Company’s Preferred Stock

In August and September of 2002, the Company began purchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 5 and 9). Through December 31, 2002, the Company purchased shares of preferred stock with an aggregate redemption amount of $162,853,000. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs) of $160,413,000. The Company utilized $60,989,000 in cash from an Unrestricted investment subsidiary to effect these preferred stock purchases. The preferred stock purchases resulted in gains of $99,424,000. Such gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share. The Company’s purchases of its preferred stock in 2002 were as follows:

	Shares	Redemption Amount	Carrying Value	Cash Paid From Unrestricted Subsidiary	Gains on Purchases
		(In thousands of dollars)
12 3/4% Senior Exchangeable Preferred Stock	78,403	$78,403	$78,403	$36,744	$41,659
6.25% Convertible Preferred Stock	1,689,000	84,450	82,010	24,245	57,765

		$162,853	$160,413	$60,989	$99,424

From March through October of 2003, the Company purchased 222,898 shares of its Exchangeable Preferred Stock in public market transactions. Such shares of preferred stock had an aggregate redemption amount and carrying value of $222,898,000. The Company utilized $241,357,000 in cash ($9,422,000 from an Unrestricted investment subsidiary and $231,935,000 from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $18,459,000. Of that amount, (1) $349,000 in net gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share, and (2) $18,808,000 in net losses are included in other expense due to the reclassification of the Exchangeable Preferred Stock to liabilities upon adoption of SFAS 150 (see Note 1). On December 15, 2003, the Company redeemed the remaining outstanding shares of Exchangeable Preferred Stock (see “Exchangeable Preferred Stock” above).

Mandatory Redemptions

Scheduled mandatory redemptions of redeemable preferred stock outstanding at December 31, 2003 are $518,050,000 for years ending after December 31, 2008.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

Common Stock

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

In July of 2002, the Company purchased 8,500,000 shares of its common stock for $18,275,000 in cash. The shares purchased by the Company represented all of the remaining shares previously owned by affiliates of France Telecom. The purchase was conducted through a privately negotiated transaction. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase.

In August and September of 2002, the Company began purchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 5 and 8). Through December 31, 2002, the Company purchased a total of 1,510,900 shares of common stock. The Company utilized $2,967,000 in cash from an Unrestricted investment subsidiary to effect these common stock purchases.

In February of 2003, the Company issued 105,000 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $3.95 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of approximately $415,000 for the year ended December 31, 2003.

In May of 2003, the Company purchased 5,063,731 shares of its common stock from Verizon Communications for $31,000,000 in cash (see Note 7).

Restricted Common Stock

During the first quarter of 2003, the Company granted 5,840,187 shares of restricted common stock to its executives and certain employees. These restricted shares had a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with restricted shares, the Company is recognizing non-cash general and administrative compensation charges of approximately $23,972,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. At December 31, 2003, future charges related to the restricted shares amounted to $8,122,000 (presented as unearned stock compensation in stockholders’ equity on the Company’s consolidated balance sheet).

On April 29, 2003, the market performance of the Company’s common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This first target level was reached when the market price of the Company’s common stock closed at or above $5.54 per share for twenty consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $7,317,000 for the year ended December 31, 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 574,000 of such shares of common stock (at a price of $6.22 per share) for a total of $3,572,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 30, 2003, the market performance of the Company’s common stock reached the second target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This second target level was reached when the market price of the Company’s common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $7,825,000 for the year ended December 31, 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 552,000 of such shares of common stock (at a price of $9.88 per share) for a total of $5,454,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. In order to reach the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003, the market price of the Company’s common stock would have to close at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days.

A summary of restricted common shares is as follows for the year ended December 31, 2003:

Shares granted during first quarter of 2003 (weighted-average grant-date fair value of $4.15 per share)	5,840,187
Shares granted during third and fourth quarters of 2003 (weighted-average grant-date fair value of $10.62 per share)	57,080
Shares vested	(3,817,057)
Shares forfeited	(207,343)

Shares outstanding at end of year	1,872,867

Compensation Charges Related to Stock Option Grants and Acquisitions

The Company has recognized non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to its initial public offering of common stock (the “IPO”). Such charges amounted to approximately $1,361,000 for each of the two years ended December 31, 2002.

The Company has issued shares of its common stock and stock options in connection with an acquisition by CCUK. Such shares and options were deemed to be compensation to the former shareholders of the acquired company (who remained employed by the Company). As a result, CCUK is recognizing non-cash general and administrative compensation charges of approximately $8,380,000 over a five-year period ending in 2005.

The Company has issued shares of its common stock in connection with an acquisition by CCUSA. A portion of such shares were deemed to be compensation to the former shareholders of the acquired company (who remained employed by the Company). As a result, CCUSA has recognized non-cash general and administrative compensation charges of approximately $5,889,000 over a three-year period ended in 2003.

On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see Note 1). As a result, the Company is recognizing non-cash general and administrative compensation charges for stock options granted in 2003. Such charges will amount to approximately $769,000 over a five-year period ending in 2008 (of which $227,000 and $542,000 relate to stock options granted by CCIC and CCAL, respectively).

Stock Options

In 1995, the Company adopted the Crown Castle International Corp. 1995 Stock Option Plan (as amended, the “1995 Stock Option Plan”). Up to 28,000,000 shares of the Company’s common stock have been reserved for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These options generally vest over periods of up to five years from the date of grant (as determined by the Company’s Board of Directors) and have a maximum term of 10 years from the date of grant.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon consummation of a share exchange agreement with CCUK’s shareholders in 1998, the Company adopted each of the various CCUK stock option plans. All outstanding options to purchase shares of CCUK under such plans have been converted into options to purchase shares of the Company’s common stock. Up to 4,392,451 shares of the Company’s common stock were reserved for awards granted under the CCUK plans, and these options generally vest over periods of up to three years from the date of grant.

In 2001, the Company adopted the Crown Castle International Corp. 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”). Up to 8,000,000 shares of the Company’s common stock have been reserved for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These awards will vest over periods to be determined by the Company’s Board of Directors, and will have a maximum term of 10 years from the date of the grant.

A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 2001, 2002 and 2003:

	2001		2002		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	21,183,816	$14.50	23,873,337	$15.45	22,975,116	$14.71
Options granted	7,269,509	14.76	1,580,860	6.28	57,500	6.86
Options exercised	(3,200,901)	5.14	(306,678)	3.00	(1,570,687)	5.09
Options forfeited	(1,379,087)	21.29	(2,172,403)	18.30	(2,467,533)	16.10

Options outstanding at end of year	23,873,337	15.45	22,975,116	14.71	18,994,396	15.30

Options exercisable at end of year	13,569,588	14.06	14,588,588	15.18	13,801,678	16.93

A summary of options outstanding as of December 31, 2003 is as follows:

Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
$-0- to $2.00	101,270	4.5 years	93,270
2.01 to 4.00	450,097	4.1 years	372,097
4.01 to 6.00	396,226	2.4 years	363,846
6.01 to 8.00	3,362,015	5.5 years	2,703,783
8.01 to 10.00	3,641,000	6.8 years	205,532
10.01 to 15.00	2,653,800	4.9 years	2,580,491
15.01 to 20.00	2,782,550	5.5 years	2,576,695
20.01 to 30.00	4,360,710	5.4 years	3,743,577
30.01 to 39.75	1,246,728	6.1 years	1,162,387

	18,994,396		13,801,678

The weighted-average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was $4.54, $1.77 and $4.51, respectively. See Note 1 for a tabular presentation of the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options:

	Years Ended December 31,
	2001	2002	2003
Risk-free interest rate	4.22%	3.97%	3.06%
Expected life	4.5 years	3.7 years	5.0 years
Expected volatility	30%	30%	80%
Expected dividend yield	0%	0%	0%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CCAL Share Option Scheme

In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (the “CCAL Share Option Scheme”). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of up to five years from the date of grant (as determined by CCAL’s Board of Directors) and have a maximum term of seven years from the date of grant. Through December 31, 2002, all options granted under this plan have an exercise price of Australian $1.00 per share (approximately $0.75). Options granted under this plan in 2003 have an exercise price of Australian $0.92 per share (approximately $0.69). A summary of awards granted under the CCAL Share Option Scheme is as follows for the years ended December 31, 2001, 2002 and 2003:

	2001	2002	2003
Options outstanding at beginning of year	3,218,000	4,509,062	5,932,062
Options granted	2,029,062	2,037,000	1,470,000
Options forfeited	(738,000)	(614,000)	(875,000)

Options outstanding at end of year	4,509,062	5,932,062	6,527,062

Options exercisable at end of year	680,000	1,296,612	2,094,625

The estimated fair value of options granted under the CCAL Share Option Scheme was approximately $0.17, $0.19 and $0.37 per share in 2001, 2002 and 2003, respectively, based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2001	2002	2003
Risk-free interest rate	4.49%	3.84%	5.95%
Expected life	4.7 years	5.0 years	5.0 years
Expected volatility	30%	30%	45%
Expected dividend yield	0%	0%	0%

Shares Reserved For Issuance

At December 31, 2003, the Company had the following shares reserved for future issuance:

Common Stock:
Convertible Senior Notes	21,237,303
Convertible Preferred Stock	16,066,944
Stock compensation plans	24,916,851
Warrants	1,639,990

63,861,088

10. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $3,678,000, $4,047,000 and $3,748,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

CCUK has a funded defined benefit pension plan which covers all of its employees hired on or before March 1, 1997. Employees hired after that date are not eligible to participate in this plan. The plan provides defined benefits based on years of service and average salary. CCUK uses a December 31 measurement date for this plan. A summary of information concerning the obligations and funded status of the plan is as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2002	2003
	(In thousands of dollars)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$28,970	$33,091
Service cost	3,020	2,815
Interest cost	1,818	1,929
Participant contributions	826	992
Curtailments	—	(3,433)
Actuarial (gain) loss	(4,462)	6,396
Benefit payments	(240)	(324)
Effect of exchange rate changes	3,159	4,359

Projected benefit obligation at end of year	33,091	45,825

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	23,240	23,563
Actual return on plan assets	(5,228)	5,357
Employer contributions	2,629	2,272
Participant contributions	826	992
Benefit payments	(240)	(324)
Effect of exchange rate changes	2,336	3,317

Fair value of plan assets at end of year	23,563	35,177

Funded status:
Funded status at end of year	(9,528)	(10,648)
Unrecognized net actuarial (gain) loss	11,266	11,392

Net amount recognized	$1,738	$744

	December 31,
	2002	2003
	(In thousands of dollars)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension cost	$1,738	$744
Minimum pension liability	(8,418)	(11,392)
Accumulated other comprehensive loss	8,418	11,392

Net amount recognized	$1,738	$744

The accumulated benefit obligation for the plan was $30,243,000 and $45,825,000 at December 31, 2002 and 2003, respectively. In July 2003, a change was made to the plan’s benefit formula such that benefits already earned, as well as benefits accruing from that date, are increased in the period before retirement based on changes in inflation rates rather than future salary increases. As a result, the plan’s accumulated benefit obligation is now equal to its projected benefit obligation. Information concerning the benefit obligations relative to the fair value of the plan’s assets is as follows:

	December 31,
	2002	2003
	(In thousands of dollars)
Projected benefit obligation	$33,091	$45,825
Accumulated benefit obligation	30,243	45,825
Fair value of plan assets	23,563	35,177

Assumptions used to determine benefit obligations:
Discount rate	5.75%	5.50%
Rate of increase in compensation levels	3.25%	—

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase (decrease) in the minimum pension liability adjustment included in other comprehensive income (loss) was $8,417,000 and $1,888,000 for the years ended December 31, 2002 and 2003, respectively.

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
Components of net periodic pension cost:
Service cost	$2,808	$3,185	$2,815
Interest cost	1,267	1,818	1,929
Expected return on plan assets	(1,713)	(1,923)	(1,929)
Amortization of net actuarial (gain) loss	—	345	539

Net periodic pension cost	$2,362	$3,425	$3,354

Assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%
Rate of increase in compensation levels	3.75%	3.75%	3.25%

The overall expected long-term rate of return on assets has been derived from the return assumptions for each of the investment sectors, applied to investments held at the beginning of the year. The investments held were in line with the investment strategy at that time.

The plan’s asset allocations by asset category are as follows:

	December 31,
	2002	2003
Asset category:
Equity securities	86%	90%
Debt securities	8	7
Other	6	3

	100%	100%

The pension plan’s trustee has a long term investment strategy of 75% in equity securities (45% U.K. and 30% overseas) and 25% in bond securities. In view of the shorter term outlook for equities and bonds, the trustee has maintained a higher weighting in equities on a temporary basis such that the target is to hold 90% in equities (55% U.K. and 35% overseas) and 10% in bonds.

CCUK expects to contribute approximately $2,676,000 to its pension plan in 2004.

11. Related Party Transactions

Included in other receivables at December 31, 2002 and 2003 are amounts due from employees of the Company totaling $388,000 and $109,000, respectively.

For the years ended December 31, 2001, 2002 and 2003, Crown Atlantic had revenues from Verizon Wireless of $43,988,000, $45,513,000 and $44,623,000, respectively. For the years ended December 31, 2001, 2002 and 2003, CCUSA had revenues from Verizon Wireless of $84,505,000, $101,450,000 and $82,882,000, respectively. As of December 31, 2002 and 2003, the Company’s total receivables from Verizon Wireless amounted to $8,573,000 and $6,791,000, respectively. Verizon Wireless is a majority owned subsidiary of Verizon Communications, the Company’s joint venture partner in Crown Atlantic (see Note 7).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

At December 31, 2003, minimum rental commitments under operating leases are as follows: years ending December 31, 2004—$163,085,000; 2005—$159,533,000; 2006—$156,724,000; 2007—$154,358,000; 2008—$153,117,000; thereafter—$926,161,000. Such amounts relate primarily to ground lease obligations for tower sites, and are based on the assumption that payments will be made through the end of the period for which the Company holds renewal rights. Rental expense for operating leases was $96,113,000, $144,069,000 and $163,698,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

13. Operating Segments and Concentrations of Credit Risk

Operating Segments

The Company’s reportable operating segments for 2001, 2002 and 2003 are (1) the domestic operations other than Crown Atlantic (“CCUSA”), (2) the United Kingdom operations of CCUK, (3) the Australian operations of CCAL and (4) the operations of Crown Atlantic. Financial results for the Company are reported to management and the Board of Directors in this manner, and certain of the Company’s current debt financing is structured along these organizational lines. See Note 1 for a description of the primary revenue sources from these segments.

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs and dividends on preferred stock, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments. Total assets for the Company’s operating segments are determined based on the separate consolidated balance sheets for CCUSA, CCUK, CCAL and Crown Atlantic. The results of operations and financial position for CCUK and CCAL reflect appropriate adjustments for their presentation in accordance with generally accepted accounting principles in the United States. The financial results for the Company’s operating segments are as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$346,168	$310,634	$26,728	$103,258	$—	$786,788
Network services and other	55,565	71,244	3,488	13,263	—	143,560

	401,733	381,878	30,216	116,521	—	930,348

Costs of operations (exclusive of depreciation, amortization and accretion)	152,475	207,858	12,901	44,545	—	417,779
General and administrative	50,985	7,827	7,836	6,338	21,902	94,888
Corporate development	—	—	—	—	5,564	5,564

Adjusted EBITDA	198,273	166,193	9,479	65,638	(27,466)	412,117
Restructuring charges (credits)	1,580	—	—	(289)	—	1,291
Asset write-down charges	9,807	—	—	4,510	—	14,317
Non-cash general and administrative compensation charges	6,700	6,668	20	1,348	5,918	20,654
Depreciation, amortization and accretion	184,355	79,702	16,398	41,920	1,777	324,152

Operating income (loss)	(4,169)	79,823	(6,939)	18,149	(35,161)	51,703
Interest and other income (expense)	(2,040)	(30,015)	1,539	(7,961)	(109,997)	(148,474)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(40,139)	(30,813)	(3,763)	(14,933)	(199,999)	(289,647)
Provision for income taxes	—	(7,053)	(465)	—	—	(7,518)
Minority interests	(15)	—	3,478	(5,857)	—	(2,394)
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	(1,484)	(57)	(100)	—	(2,035)

Net income (loss)	$(46,757)	$10,458	$(6,207)	$(10,702)	$(345,157)	$(398,365)

Capital expenditures	$15,329	$91,481	$3,381	$8,534	$187	$118,912

Total assets (at year end)	$3,124,833	$2,052,510	$347,958	$778,730	$433,560	$6,737,591

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$324,199	$236,342	$23,542	$93,756	$—	$677,839
Network services and other	130,890	64,477	2,494	25,833	—	223,694

	455,089	300,819	26,036	119,589	—	901,533

Costs of operations (exclusive of depreciation and amortization)	217,399	167,731	10,546	50,523	—	446,199
General and administrative	56,152	9,978	5,768	5,525	16,799	94,222
Corporate development	—	—	—	—	7,483	7,483

Adjusted EBITDA	181,538	123,110	9,722	63,541	(24,282)	353,629
Restructuring charges	4,294	8,482	—	910	3,461	17,147
Asset write-down charges	39,185	3,198	—	11,060	2,353	55,796
Non-cash general and administrative compensation charges	2,127	1,861	—	—	1,361	5,349
Depreciation and amortization	183,465	61,480	13,696	41,394	1,893	301,928

Operating income (loss)	(47,533)	48,089	(3,974)	10,177	(33,350)	(26,591)
Interest and other income (expense)	(1,176)	1,496	366	170	65,562	66,418
Interest expense and amortization of deferred financing costs	(38,383)	(28,675)	(3,413)	(18,423)	(213,676)	(302,570)
Provision for income taxes	—	(11,869)	(407)	—	—	(12,276)
Minority interests	1,141	—	2,826	(1,469)	—	2,498

Net income (loss)	$(85,951)	$9,041	$(4,602)	$(9,545)	$(181,464)	$(272,521)

Capital expenditures	$82,415	$165,619	$5,104	$23,474	$650	$277,262

Total assets (at year end)	$3,299,769	$1,972,209	$277,959	$824,749	$517,915	$6,892,601

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$270,113	$205,523	$18,341	$81,984	$—	$575,961
Network services and other	253,674	32,193	1,649	35,474	—	322,990

	523,787	237,716	19,990	117,458	—	898,951

Costs of operations (exclusive of depreciation and amortization)	280,519	124,329	8,186	54,199	—	467,233
General and administrative	61,108	11,365	6,255	8,169	15,642	102,539
Corporate development	—	48	—	—	12,289	12,337

Adjusted EBITDA	182,160	101,974	5,549	55,090	(27,931)	316,842
Restructuring charges	7,142	1,839	—	969	9,466	19,416
Asset write-down charges	6,501	11,898	—	767	5,756	24,922
Non-cash general and administrative compensation charges	2,127	2,624	—	—	1,361	6,112
Depreciation and amortization	177,999	93,453	11,091	44,277	1,671	328,491

Operating income (loss)	(11,609)	(7,840)	(5,542)	9,077	(46,185)	(62,099)
Interest and other income (expense)	1,378	5,373	403	309	1,085	8,548
Interest expense and amortization of deferred financing costs	(53,293)	(26,678)	(2,442)	(20,651)	(194,380)	(297,444)
Provision for income taxes	(33)	(16,013)	(432)	—	—	(16,478)
Minority interests	(316)	—	3,149	(1,527)	—	1,306

Net loss	$(63,873)	$(45,158)	$(4,864)	$(12,792)	$(239,480)	$(366,167)

Capital expenditures	$363,825	$218,971	$2,283	$94,194	$3,829	$683,102

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2001	2002	2003
	(In thousands of dollars)
United States	$632,779	$561,932	$508,258
Puerto Rico	8,466	12,746	9,996

Total domestic operations	641,245	574,678	518,254

United Kingdom	237,616	300,794	379,465
Australia	19,990	26,036	30,216
Other foreign countries	100	25	2,413

Total for all foreign countries	257,706	326,855	412,094

	$898,951	$901,533	$930,348

A summary of long-lived assets by country of location is as follows:

	December 31, 2002
	United States and Puerto Rico	United Kingdom	Australia	Total Foreign Countries	Consolidated Total
	(In thousands of dollars)
Property and equipment, net	$3,704,434	$879,069	$244,530	$1,123,599	$4,828,033
Other long-lived assets, net	338,464	858,255	768	859,023	1,197,487

	$4,042,898	$1,737,324	$245,298	$1,982,622	$6,025,520

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	United States and Puerto Rico	United Kingdom	Australia	Total Foreign Countries	Consolidated Total
	(In thousands of dollars)
Property and equipment, net	$3,443,671	$986,872	$311,402	$1,298,274	$4,741,945
Other long-lived assets, net	413,072	940,029	785	940,814	1,353,886

	$3,856,743	$1,926,901	$312,187	$2,239,088	$6,095,831

Major Customers

For the years ended December 31, 2001, 2002 and 2003, consolidated net revenues include $128,493,000, $146,963,000 and $127,505,000, respectively, from Verizon Wireless, a customer of CCUSA and Crown Atlantic. For the years ended December 31, 2001, 2002, and 2003, consolidated net revenues include $93,698,000, $101,374,000 and $122,814,000, respectively, from the BBC, a customer of CCUK. For the years ended December 31, 2001, 2002 and 2003, consolidated net revenues include $30,882,000, $84,614,000 and $93,939,000, respectively, from T-Mobile and its predecessor companies, a customer of CCUSA, CCUK and Crown Atlantic.

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

14. Restructuring Charges and Asset Write-Down Charges

In July 2001, the Company announced a restructuring of its business in order to increase operational efficiency and better align costs with anticipated revenues. As part of the restructuring, the Company reduced its global staff by approximately 312 full-time employees, closed five offices in the United States and closed its development offices in Brazil and Europe. The actions taken for the restructuring were substantially completed as of the end of 2001. In connection with the restructuring, the Company recorded cash charges of $19,416,000 for the year ended December 31, 2001 related to employee severance payments and costs of office closures.

For the year ended December 31, 2002, the Company recorded cash charges of $8,482,000 in connection with a restructuring of its CCUK business announced in March 2002. Such charges relate to staff reductions (approximately 212 employees) and the disposition of certain service lines. For the year ended December 31, 2002, the Company also recorded cash charges of $3,073,000 related primarily to additional employee severance payments at its corporate office in connection with the July 2001 restructuring. In October 2002, the Company announced a restructuring of its United States businesses in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, the Company reduced its United States workforce by approximately 230 employees and closed some smaller offices. The actions taken for this restructuring were substantially completed by the end of the first quarter of 2003. In connection with this restructuring, the Company recorded cash charges of $6,070,000 for the year ended December 31, 2002 related to employee severance payments and costs of office closures.

The continued execution of the October 2002 restructuring plan lead to further headcount reductions in the United States businesses during the second quarter of 2003. As a result, the Company reduced its United States workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of its locations. The actions taken for this restructuring were substantially completed at June 30, 2003. In

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with this restructuring, the Company recorded cash charges of $2,349,000 for the year ended December 31, 2003 related to employee severance payments and lease termination costs.

At December 31, 2002 and 2003, other accrued liabilities includes $5,839,000 and $3,085,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Year Ended December 31, 2001
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts charged to expense:
Employee severance	$2,672	$1,839	$665	$8,730	$13,906
Costs of office closures and other	4,470	—	304	736	5,510

Total restructuring charges	7,142	1,839	969	9,466	19,416

Amounts paid:
Employee severance	(1,546)	(1,482)	(435)	(5,162)	(8,625)
Costs of office closures and other	(3,395)	—	(69)	(736)	(4,200)

	(4,941)	(1,482)	(504)	(5,898)	(12,825)

Amounts accrued at end of year:
Employee severance	1,126	357	230	3,568	5,281
Costs of office closures and other	1,075	—	235	—	1,310

	$2,201	$357	$465	$3,568	$6,591

	Year Ended December 31, 2002
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$1,126	$357	$230	$3,568	$5,281
Costs of office closures and other	1,075	—	235	—	1,310

	2,201	357	465	3,568	6,591

Amounts charged to expense:
Employee severance	2,259	7,376	621	3,359	13,615
Costs of office closures and other	2,035	1,106	289	102	3,532

Total restructuring charges	4,294	8,482	910	3,461	17,147

Amounts paid:
Employee severance	(2,090)	(7,373)	(387)	(6,586)	(16,436)
Costs of office closures and other	(630)	(581)	(150)	(102)	(1,463)

	(2,720)	(7,954)	(537)	(6,688)	(17,899)

Amounts accrued at end of year:
Employee severance	1,295	360	464	341	2,460
Costs of office closures and other	2,480	525	374	—	3,379

	$3,775	$885	$838	$341	$5,839

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$1,295	$360	$464	$341	$2,460
Costs of office closures and other	2,480	525	374	—	3,379

	3,775	885	838	341	5,839

Amounts charged (credited) to expense:
Employee severance	1,078	—	(79)	—	999
Costs of office closures and other	502	—	(210)	—	292

Total restructuring charges (credits)	1,580	—	(289)	—	1,291

Amounts paid:
Employee severance	(1,928)	(150)	(337)	(308)	(2,723)
Costs of office closures and other	(792)	(366)	(164)	—	(1,322)

	(2,720)	(516)	(501)	(308)	(4,045)

Amounts accrued at end of year:
Employee severance	445	210	48	33	736
Costs of office closures and other	2,190	159	—	—	2,349

	$2,635	$369	$48	$33	$3,085

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

	Year Ended December 31, 2001
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Inventories	$—	$11,898	$—	$—	$11,898
Property and equipment	6,501	—	767	1,226	8,494
Other assets	—	—	—	4,530	4,530

	$6,501	$11,898	$767	$5,756	$24,922

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

	Year Ended December 31, 2002
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
		(In thousands of dollars)
Inventories	$1,160	$149	$—	$—	$1,309
Property and equipment	38,025	3,049	11,060	2,353	54,487

	$39,185	$3,198	$11,060	$2,353	$55,796

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2003 the Company abandoned an additional portion of its construction in process and certain other assets and recorded asset write-down charges of $9,807,000 for CCUSA and $4,510,000 for Crown Atlantic.

15. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2002 and 2003 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
2002:
Net revenues	$220,617	$225,531	$227,424	$227,961
Operating income (loss)	(20,023)	4,910	(7,904)	(3,574)
Net loss	(103,393)	(68,598)	(65,628)	(34,902)
Loss per common share—basic and diluted	(0.56)	(0.41)	(0.16)	(0.02)
2003:
Net revenues	$216,724	$224,201	$235,577	$253,846
Operating income	11,822	6,275	10,040	23,566
Loss before cumulative effect of change in accounting principle	(66,981)	(80,831)	(99,678)	(148,840)
Cumulative effect of change in accounting principle	(2,035)	—	—	—
Net loss	(69,016)	(80,831)	(99,678)	(148,840)
Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	(0.37)	(0.47)	(0.50)	(0.73)
Cumulative effect of change in accounting principle	(0.01)	—	—	—
Net loss	(0.38)	(0.47)	(0.50)	(0.73)

16. Subsequent Events

Purchases of the Company’s Debt Securities

In January of 2004, the Company (1) utilized approximately $1,570,000 of its cash to purchase $1,500,000 in outstanding principle amount at maturity of its 10 3/8% Discount Notes and (2) utilized approximately $1,046,000 of its cash to purchase $1,000,000 in outstanding principle amount at maturity of its 11 1/4% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that will be included in interest and other income (expense) on the Company’s consolidated statement of operations for the first quarter of 2004.

Crown Atlantic Credit Facility

In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. As a result, available borrowings under the Crown Atlantic Credit Facility decreased to $55,000,000.

Stock-Based Compensation

In February of 2004, the Company issued 35,400 shares of common stock to the non-executive members of its Board of Directors. These shares have a grant-date fair value of $11.85 per share. In connection with these shares, the Company will recognize non-cash general and administrative compensation charges of approximately $419,000 for the first quarter of 2004.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2004 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2003:

Plan category(1)(2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(3)
Equity compensation plans approved by security holders	18,994,396	$15.30	5,922,455
Equity compensation plans not approved by security holders	—		—

Total	18,994,396	$15.30	5,922,455

(1)	See Note 9 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	Crown Castle Australia Holdings Pty Ltd. (“CCAL”, a majority owned subsidiary of the registrant) has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders. See Note 9 to the Consolidated Financial Statements for more detailed information regarding this plan.
(3)	In February of 2004, the registrant issued 35,400 shares of common stock to the non-executive members of its Board of Directors. This share award was granted under an equity compensation plan which was approved by the registrant’s security holders. See Note 16 to the Consolidated Financial Statements.

ITEM 13. Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 60.

(a)(2) Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant and Schedule II—Valuation and Qualifying Accounts follow this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

(a)(3) Exhibits:

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated October 10, 2003 with the SEC on October 10, 2003 reporting under Item 5 (1) completion of an amended $1.6 billion credit facility, (2) certain changes to its capital structure and (3) completion of negotiations in the U.K. with British Telecommunications plc to eliminate $48 million of site acquisition obligations and with 3 to amend the minimum site commitment under the agreements with 3.

The Registrant filed a Current Report on Form 8-K dated October 28, 2003 with the SEC on October 29, 2003 furnishing under Item 12 a press release dated October 28, 2003 disclosing the Company’s financial results for the third quarter of 2003.

The Registrant filed a Current Report on Form 8-K dated November 17, 2003 with the SEC on November 19, 2003 reporting under Item 5 that it intended to offer in a private transaction $300 million of senior notes.

The Registrant filed a Current Report on Form 8-K dated November 18, 2003 with the SEC on November 19, 2003 reporting under Item 5 that it priced $300 million of its 7.5% Senior Notes due December 1, 2013.

The Registrant filed a Current Report on Form 8-K dated December 4, 2003 with the SEC on December 5, 2003 reporting under Item 5 that it intended to offer in a private transaction $200 million of senior notes.

The Registrant filed a Current Report on Form 8-K dated December 4, 2003 with the SEC on December 5, 2003 reporting under Item 5 that it priced $300 million of its 7.5% Senior Notes due 2013.

The Registrant filed a Current Report on Form 8-K dated December 24, 2003 with the SEC on January 6, 2004 reporting under Item 5 that following receipt of the requisite consents from holders of each of its 10 3/8% Senior Discount Notes due 2011 and its 11 1/4% Senior Discount Notes due 2011, obtained in connection with the Registrant’s tender offer and consent solicitation in respect of such notes, the Registrant entered into a supplemental indenture relating to each of such notes.

The Registrant filed a Current Report on Form 8-K dated January 7, 2004 with the SEC on January 12, 2004 reporting under Item 5 that following receipt of the requisite consents from holders of each of its 9 1/2% Senior Notes due 2011 and its 9% Senior Notes due 2011 obtained in connection with the Registrant’s tender offer and consent solicitation in respect of such notes, the Registrant entered into a supplemental indenture relating to each of such notes.

The Registrant filed a Current Report on Form 8-K dated February 18, 2004 with the SEC on February 19, 2004 furnishing under Item 12 a press release dated February 18, 2004 disclosing the Company’s financial results for the fourth quarter and year-ended 2003.

The Registrant filed a Current Report on Form 8-K dated March 1, 2004 with the SEC on March 2, 2004 furnishing under Item 12 a press release dated March 1, 2004 regarding moving the recognition of a loss related to the extinguishment of the tendered 9% and 9.5% Senior Notes from the fourth quarter of 2003 to the first quarter of 2004.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Crown Castle International Corp.:

Under date of February 18, 2004, we reported on the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2003 as contained in the annual report on Form 10-K for the year ended 2003. The audit report covering the December 31, 2003 financial statements refers to the adoption in 2003 of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the adoption in 2002 of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and in 2001 a change in the method of accounting for derivative instruments and hedging activities. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under Item 15(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Houston, Texas

February 18, 2004

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET (Unconsolidated)

(In thousands of dollars, except share amounts)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$159,076	$204,287
Receivables and other current assets	3,539	2,083
Short-term investments	108,304	—

Total current assets	270,919	206,370
Property and equipment, net of accumulated depreciation of $5,649 and $6,573 at December 31, 2002 and 2003, respectively	1,944	875
Investment in and net advances to subsidiaries	4,632,069	4,260,681
Deferred financing costs and other assets, net of accumulated amortization of $16,219 and $10,535 at December 31, 2002 and 2003, respectively	43,052	45,138

	$4,947,984	$4,513,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,247	$7,644
Accrued interest	45,308	49,063
Long-term debt, current maturities	—	229,547

Total current liabilities	52,555	286,254
Long-term debt, less current maturities	1,930,917	1,735,695

Total liabilities	1,983,472	2,021,949

Redeemable preferred stock	756,014	506,702
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2002—215,983,294 and December 31, 2003—220,758,321	2,160	2,208
Additional paid-in capital	3,315,215	3,333,402
Accumulated other comprehensive income (loss)	39,323	257,435
Unearned stock compensation	—	(8,122)
Accumulated deficit	(1,148,200)	(1,600,510)

Total stockholders’ equity	2,208,498	1,984,413

	$4,947,984	$4,513,064

See notes to consolidated financial statements and accompanying notes.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENT OF OPERATIONS (Unconsolidated)

(In thousands of dollars)

	Years Ended December 31,
	2001	2002	2003
Interest and other income (expense)	$(862)	$73,511	$(110,153)
General and administrative expenses	(15,370)	(14,337)	(16,063)
Corporate development expenses	(7,950)	(7,483)	(5,564)
Restructuring charges	(7,908)	(3,461)	—
Asset write-down charges	(3,067)	—	—
Non-cash general and administrative compensation charges	(1,361)	(1,361)	(5,914)
Depreciation, amortization and accretion	(1,254)	(1,310)	(938)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(194,380)	(213,676)	(199,999)

Loss before income taxes and equity in earnings (losses) of subsidiaries	(232,152)	(168,117)	(338,631)
Equity in earnings (losses) of subsidiaries	(134,015)	(104,404)	(59,734)

Net loss	(366,167)	(272,521)	(398,365)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(79,028)	19,638	(53,945)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(445,195)	$(252,883)	$(452,310)

See notes to consolidated financial statements and accompanying notes.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENT OF CASH FLOWS (Unconsolidated)

(In thousands of dollars)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(366,167)	$(272,521)	$(398,365)
Adjustments to reconcile net loss to net cash used for operating activities:
Losses (gains) on purchases and redemption of long-term debt	—	(79,138)	87,112
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	86,164	89,423	67,974
Equity in losses of subsidiaries	134,015	104,404	59,734
Losses on purchases and redemption of preferred stock	—	—	21,803
Non-cash general and administrative compensation charges	1,361	1,361	5,914
Depreciation, amortization and accretion	1,254	1,310	938
Equity in losses (earnings) and write-downs of unconsolidated affiliates	—	8,271	162
Asset write-down charges	3,067	—	—
Increase (decrease) in accrued interest	12,350	(1,636)	3,755
Decrease in receivables and other assets	8,721	1,778	2,857
Increase (decrease) in accounts payable and other accrued liabilities	4,373	(3,075)	397

Net cash used for operating activities	(114,862)	(149,823)	(147,719)

Cash flows from investing activities:
Distributions from (investment in) subsidiaries	(245,634)	176,437	620,325
Maturities of investments	311,000	280,463	164,367
Net advances from (to) subsidiaries	(421,980)	58,816	(79,112)
Purchases of investments	(337,463)	(187,304)	(56,063)
Capital expenditures	(593)	(488)	(111)
Disposition of (investments in) affiliates	(30,067)	5,582	—

Net cash provided by (used for) investing activities	(724,737)	333,506	649,406

Cash flows from financing activities:
Proceeds from issuance of long-term debt	450,000	—	830,000
Proceeds from issuance of capital stock	358,207	1,032	7,992
Purchases and redemption of long-term debt	—	(142,820)	(928,388)
Purchases and redemption of capital stock	—	(94,470)	(343,734)
Incurrence of financing costs	(9,322)	—	(22,346)

Net cash provided by (used for) financing activities	798,885	(236,258)	(456,476)

Net increase (decrease) in cash and cash equivalents	(40,714)	(52,575)	45,211
Cash and cash equivalents at beginning of year	252,365	211,651	159,076

Cash and cash equivalents at end of year	$211,651	$159,076	$204,287

Supplementary schedule of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$1,807	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$95,848	$125,888	$128,271
Income taxes paid	—	—	—

See notes to consolidated financial statements and accompanying notes.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO FINANCIAL STATEMENTS (Unconsolidated)

1. Investment in and Net Advances to Subsidiaries

The Company’s investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting. Under the terms of the 2000 Credit Facility and the Crown Atlantic Credit Facility, the Company’s subsidiaries are limited in the amount of dividends which can be paid to the Company. Under the 2000 Credit Facility, the amount of such dividends is generally limited to (1) $17,500,000 per year; (2) an amount to pay income taxes attributable to CCIC and the borrowers under the 2000 Credit Facility; and (3) an amount to pay interest on CCIC’s existing indebtedness. Crown Atlantic is effectively precluded from paying dividends. The restricted net assets of the Company’s subsidiaries totaled approximately $3,547,523,000 at December 31, 2003.

2. Long-term Debt

Long-term debt consists of the Company’s Debt Securities.

3. Redeemable Preferred Stock

Redeemable preferred stock consists of the Company’s 8 1/4% Convertible Preferred Stock and 6.25% Convertible Preferred Stock.

4. Income Taxes

Income taxes reported in the accompanying unconsolidated financial statements are determined by computing income tax assets and liabilities on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts for the amounts recorded by the Company’s subsidiaries on a separate tax return basis.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In thousands of dollars)

		Additions	Deductions
Description	Balance at Beginning of Year	Amounts Charged to Operating Expenses	Amounts Credited to Operating Expenses	Amounts Written Off Against Receivables	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2001	$18,722	$10,542	$—	$(4,446)	$(33)	$24,785

2002	$24,785	$6,242	$—	$(16,222)	$504	$15,309

2003	$15,309	$2,246	$(4,491)	$(4,469)	$565	$9,160

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description
*	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

**	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

**	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

***	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

***	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

+	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

+	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

****	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

+	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

###	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998

###	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998

†	3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series A and Series B Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on November 19, 1999

+++	3.4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25% Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

#	4.1	Article Fourth of Certificate of Incorporation of Castle Tower Holding Corp. (included in Exhibit 3.1)

##	4.2	Specimen Certificate of Common Stock

####	4.3	Indenture, dated as of May 17, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 9% Senior Notes Due 2011 (including exhibits)

Exhibit Number		Exhibit Description
ΩΩΩ	4.4	Supplemental Indenture, dated as of January 7, 2004, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9% Senior Notes Due 2011

####	4.5	Indenture, dated as of May 17, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 10 3/8% Senior Discount Notes Due 2011 (including exhibits)

ΩΩ	4.6	Supplemental Indenture, dated as of December 24, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 10 3/8% Senior Discount Notes Due 2011

***	4.7	Registration Rights Agreement dated June 1, 1999 between BellSouth Mobility Inc. and Crown Castle International Corp.

####	4.8	Indenture, dated as of August 3, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2011 (including exhibits)

ΩΩΩ	4.9	Supplemental Indenture, dated as of January 7, 2004, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9 1/2% Senior Notes Due 2011

####	4.10	Indenture, dated as of August 3, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 11 1/4% Senior Discount Notes Due 2011 (including exhibits)

ΩΩ	4.11	Supplemental Indenture, dated as of December 24, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 11 1/4% Senior Discount Notes Due 2011

†	4.12	Deposit Agreement among Crown Castle International Corp. and the United States Trust Company of New York dated November 19, 1999

†	4.13	Registration Rights Agreement among Crown Castle International Corp., the United States Trust Company of New York and SFG-P INC. dated November 19, 1999

†	4.14	Warrant Agreement between Crown Castle International Corp. and the United States Trust Company of New York dated November 19, 1999

@	4.15	Indenture, dated as of June 26, 2000, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2011 (including exhibits)

^^	4.16	Indenture, dated as of May 16, 2001, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9 3/8% Senior Notes due 2011 (including Exhibits)

††	4.17	Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010 (including exhibits)

††	4.18	Supplemental Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

††	4.19	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Noted due 2013 (including exhibits)

††	4.20	Indenture, dated as of December 11, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Series B Senior Noted due 2013 (including exhibits)

††	4.21	Registration Rights Agreement, dated as of December 2, 2003, between Crown Castle International Corp. and J.P. Morgan Securities Inc., relating to the 7.5% Senior Notes due 2013.

††	4.22	Registration Rights Agreement, dated as of December 11, 2003, between Crown Castle International Corp. and Morgan Stanley & Co. Incorporated, relating to the 7.5% Series B Senior Notes due 2013

##	10.1	Site Sharing Agreement between National Transcommunications Limited and The British Broadcasting Corporation dated September 10, 1991

#	10.2	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

##	10.3	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

Exhibit Number		Exhibit Description

##	10.4	Transmission Agreement between The British Broadcasting Corporation and Castle Transmission Services Limited dated February 27, 1997

##	10.5	Castle Transmission Services (Holdings) Ltd. All Employee Share Option Scheme dated as of January 23, 1998

##	10.6	Rules of the Castle Transmission Services (Holdings) Ltd. Bonus Share Plan

###	10.7	Employee Benefit Trust between Castle Transmission Services (Holdings) Ltd. and Castle Transmission (Trustees) Limited

##	10.8	Castle Transmission Services (Holdings) Ltd. Unapproved Share Option Scheme dated as of January 23, 1998

##	10.9	Deed of Grant of Option between Castle Transmission Services (Holdings) Ltd. and Ted B. Miller, Jr., dated January 23, 1998

##	10.10	Deed of Grant of Option between Castle Transmission Services (Holdings) Ltd. and Ted B. Miller, Jr., dated April 23, 1998

##	10.11	Digital Terrestrial Television Transmission Agreement between the British Broadcasting Corporation and Castle Transmission International Ltd. dated February 10, 1998

##	10.12	Contract between British Telecommunications PLC and Castle Transmission International Inc. for the Provision of Digital Terrestrial Television Network Distribution Service dated May 13, 1998

##	10.13	Amending Agreement between the British Broadcasting Corporation and Castle Transmission International Limited dated July 16, 1998

**	10.14	Loan Agreement dated as of March 31, 1999 by and among Crown Atlantic HoldCo Sub LLC, as the Borrower, Key Corporate Capital Inc., as Agent, and the Financial Institutions listed therein

**	10.15	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

+	10.16	Amendment to Loan Amendment Agreement, dated June 18, 1999, by and among Castle Transmission International Ltd., Castle Transmission Services (Holdings) Ltd., Millennium Communications Limited and the various banks and lenders listed as parties thereto

+	10.17	Amendment to Loan Amendment Agreement dated December 23, 1999 by and among Castle Transmission International, Ltd., Castle Transmission Services (Holdings) Ltd, Millennium Communications Limited and the various banks and lenders listed as parties thereto

+++	10.18	Termination Agreement dated as of July 5, 2000, by and between Crown Castle International Corp., Crown Castle UK Holdings Limited, France Telecom S.A., Telediffusion de France S.A., and Transmission Future Networks B.V.

++	10.19	Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle International Corp. and ChaseMellon Shareholder Services L.L.C.

^	10.20	Crown Castle International Corp. 2001 Stock Incentive Plan

++++	10.21	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

Ω	10.22	Amended and Restated Credit and Exchange Offer Agreement dated as of October 10, 2003 among Crown Castle Operating Company, Crown Castle International Corp. de Puerto Rico, Crown Castle International Corp. and JPMorgan Chase Bank, as Administrative Agent, and the several Lenders which are parties thereto

@@@	10.23	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland, E. Blake Hawk, Edward W. Wallander, Robert E. Giles and Michael T. Schueppert

@@@	10.24	Form of Restricted Stock Agreement

	11	Computation of Net Loss per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

#	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
##	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
*	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
**	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999.
###	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
***	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999.
+	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) dated March 30, 2000.
####	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-87765).
****	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
†	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 19, 1999.
++	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) dated September 19, 2000.
@	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 26, 2000.
+++	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) dated August 11, 2000.
^	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) filed on May 8, 2001.
^^	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-63520).
++++	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) dated September 30, 2002.
@@	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated November 22, 2002.
@@@	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 7, 2003.
Ω	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated October 10, 2003.
ΩΩ	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 6, 2004.
ΩΩΩ	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 12, 2004.
††	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2004.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and Wesley D. Cunningham and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2003 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below on this 9th day of March, 2004.

Name	Title

/s/ JOHN P. KELLY John P. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. BENJAMIN MORELAND W. Benjamin Moreland	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ WESLEY D. CUNNINGHAM Wesley D. Cunningham	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ CARL FERENBACH Carl Ferenbach	Director

/s/ ARI Q. FITZGERALD Ari Q. Fitzgerald	Director

/s/ RANDALL A. HACK Randall A. Hack	Director

/s/ DALE N. HATFIELD Dale N. Hatfield	Director

/s/ LEE W. HOGAN Lee W. Hogan	Director

/s/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director

/s/ J. LANDIS MARTIN J. Landis Martin	Chairman of the Board

Name	Title

/s/ ROBERT F. MCKENZIE Robert F. McKenzie	Director

/s/ WILLIAM D. STRITTMATTER William D. Strittmatter	Director