Form 10-Q
period 2004-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2004-05-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding at April 30, 2004: 223,378,007

CROWN CASTLE INTERNATIONAL CORP.

INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet at December 31, 2003 and March 31, 2004	3
Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2003 and 2004	4
Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2004	5
Condensed Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	29

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$462,427	$171,485
Receivables:
Trade, net of allowance for doubtful accounts of $9,160 and $9,659 at December 31, 2003 and March 31, 2004, respectively	80,659	83,252
Other	1,394	1,735
Inventories	15,542	17,435
Prepaid expenses and other current assets	81,738	81,195

Total current assets	641,760	355,102
Property and equipment, net of accumulated depreciation of $1,232,718 and $1,322,830 at December 31, 2003 and March 31, 2004, respectively	4,741,945	4,700,727
Goodwill	1,206,713	1,235,433
Deferred financing costs and other assets, net of accumulated amortization of $48,585 and $49,050 at December 31, 2003 and March 31, 2004, respectively	147,173	155,618

	$6,737,591	$6,446,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,749	$37,235
Accrued interest	49,063	31,230
Accrued compensation and related benefits	19,117	7,857
Deferred rental revenues and other accrued liabilities	267,459	274,089
Long-term debt, current maturities	267,142	46,461

Total current liabilities	643,530	396,872
Long-term debt, less current maturities	3,182,850	3,138,866
Other liabilities	211,763	222,162

Total liabilities	4,038,143	3,757,900

Commitments and contingencies
Minority interests	208,333	210,317
Redeemable preferred stock	506,702	507,037
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2003—220,758,321 and March 31, 2004—222,154,730	2,208	2,222
Additional paid-in capital	3,333,402	3,348,416
Accumulated other comprehensive income (loss)	257,435	307,833
Unearned stock compensation	(8,122)	(11,672)
Accumulated deficit	(1,600,510)	(1,675,173)

Total stockholders’ equity	1,984,413	1,971,626

	$6,737,591	$6,446,880

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2003	2004
Net revenues:
Site rental and broadcast transmission	$184,960	$219,377
Network services and other	31,764	29,110

	216,724	248,487

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental and broadcast transmission	73,360	82,987
Network services and other	24,942	25,316
General and administrative	22,192	23,643
Corporate development	1,620	439
Restructuring charges (credits)	—	(33)
Asset write-down charges	—	1,948
Non-cash general and administrative compensation charges	2,431	2,696
Depreciation, amortization and accretion	80,357	84,822

	204,902	221,818

Operating income	11,822	26,669
Other income (expense):
Interest and other income (expense)	(1,642)	(24,829)
Interest expense and amortization of deferred financing costs	(72,638)	(59,506)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(62,458)	(57,666)
Provision for income taxes	(3,966)	(5,955)
Minority interests	(557)	(1,346)

Loss before cumulative effect of change in accounting principle	(66,981)	(64,967)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	(2,035)	—

Net loss	(69,016)	(64,967)
Dividends on preferred stock, net of gains on purchases of preferred stock	(14,371)	(9,696)

Net loss after deduction of dividends on preferred stock, net of gains on purchases of preferred stock	$(83,387)	$(74,663)

Net loss	$(69,016)	$(64,967)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,477)	49,852
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(711)	(434)
Amounts reclassified into results of operations	1,659	980

Comprehensive loss	$(79,545)	$(14,569)

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.37)	$(0.34)
Cumulative effect of change in accounting principle	(0.01)	—

Net loss	$(0.38)	$(0.34)

Common shares outstanding—basic and diluted (in thousands)	216,958	219,294

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(69,016)	$(64,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	80,357	84,822
Losses on purchases of long-term debt	—	24,367
Amortization of deferred financing costs and discounts on long-term debt	17,488	2,960
Non-cash general and administrative compensation charges	2,431	2,696
Asset write-down charges	—	1,948
Minority interests	557	1,346
Equity in losses and write-downs of unconsolidated affiliates	2,453	1,173
Cumulative effect of change in accounting principle	2,035	—
Changes in assets and liabilities:
Decrease in accrued interest	(28,307)	(17,833)
Decrease in accounts payable	(12,248)	(4,306)
Increase (decrease) in deferred rental revenues and other liabilities	8,051	(2,068)
(Increase) decrease in receivables	2,595	(1,697)
Increase in inventories, prepaid expenses and other assets	(464)	(1,524)

Net cash provided by operating activities	5,932	26,917

Cash flows from investing activities:
Proceeds from disposition of property and equipment	7,472	755
Capital expenditures	(52,849)	(19,448)
Investments in affiliates and other	(250)	(14,028)
Maturities of investments	93,496	—
Purchases of investments	(56,063)	—

Net cash used for investing activities	(8,194)	(32,721)

Cash flows from financing activities:
Proceeds from issuance of capital stock	1,055	3,562
Purchases of long-term debt	—	(267,359)
Net borrowings (payments) under revolving credit agreements	(22,895)	(15,000)
Purchases of capital stock	(13,558)	(4,108)
Principal payments on long-term debt	—	(2,750)
Incurrence of financing costs	—	(412)

Net cash used for financing activities	(35,398)	(286,067)

Effect of exchange rate changes on cash	(1,562)	929

Net decrease in cash and cash equivalents	(39,222)	(290,942)
Cash and cash equivalents at beginning of period	516,172	462,427

Cash and cash equivalents at end of period	$476,950	$171,485

Supplemental disclosure of cash flow information:
Interest paid	$81,415	$71,904
Income taxes paid	117	153

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2003, and related notes thereto, included in the Annual Report on Form 10-K (the “Form 10-K”) filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the “Company” include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2004 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2003 and 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended March 31,
	2003	2004
Net loss, as reported	$(69,016)	$(64,967)
Add: Stock-based employee compensation expense included in reported net loss	2,431	2,696
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,221)	(4,383)

Net loss, as adjusted	(72,806)	(66,654)
Dividends on preferred stock, net of gains on purchases of preferred stock	(14,371)	(9,696)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(87,177)	$(76,350)

Loss per common share—basic and diluted:
As reported	$(0.38)	$(0.34)

As adjusted	$(0.40)	$(0.35)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $4,062,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $1,391,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $2,035,000 (net of related income tax benefits of $636,000). Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $103,000 and $125,000 for the three months ended March 31, 2003 and 2004, respectively. At December 31, 2003 and March 31, 2004, liabilities for contingent retirement obligations amounted to $4,836,000 and $5,020,000, respectively.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company adopted the requirements of SFAS 146 as of January 1, 2003. See Note 11.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the “prospective” method of transition as provided by SFAS 148. Under this transition method, the Company is recognizing compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004, and such adoption did not have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12 3/4% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8 1/4% Convertible Preferred Stock and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12 3/4% Exchangeable Preferred Stock were included in interest expense on its consolidated statement of operations beginning on July 1, 2003. The Company redeemed the remaining outstanding shares of 12 ¾% Exchangeable Preferred Stock in December of 2003.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132(R)”). SFAS 132(R) revises the required disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) replaces Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (which was originally issued in February 1998), but retains its disclosure requirements. SFAS 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans, and requires that certain disclosures be included in interim financial statements. SFAS 132(R) applies to the Company’s disclosures for CCUK’s defined benefit plan. The provisions of SFAS 132(R) are generally effective for fiscal years ending after December 15, 2003; however, many of the new disclosure requirements for information about foreign plans, as well as information about future benefit payments, do not become effective until fiscal years ending after June 15, 2004. The interim-period disclosure requirements of SFAS 132(R) are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual reporting requirements of SFAS 132(R) as of December 31, 2003, except for the disclosure about future benefit payments. The Company will provide such disclosure about future benefit payments as of December 31, 2004. The Company has adopted the interim-period reporting requirements as of March 31, 2004 (see Note 7).

3. Goodwill and Other Intangible Assets

A summary of goodwill by operating segment is as follows:

	Three Months Ended March 31, 2004
	CCUSA	CCUK	Crown Atlantic	Consolidated Total
	(In thousands of dollars)
Balance at beginning of period	$211,694	$939,642	$55,377	$1,206,713
Effect of exchange rate changes	—	28,720	—	28,720

Balance at end of period	$211,694	$968,362	$55,377	$1,235,433

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Three Months Ended March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$30,005	$(14,653)	$15,352
Amortization expense	—	(463)	(463)

Balance at end of period	$30,005	$(15,116)	$14,889

Estimated aggregate amortization expense:
Years ending December 31, 2004 through 2008		$1,852

4. Long-term Debt

Long-term debt consists of the following:

	December 31, 2003	March 31, 2004
	(In thousands of dollars)
2000 Credit Facility	$1,289,750	$1,287,000
Crown Atlantic Credit Facility	195,000	180,000
4% Convertible Senior Notes due 2010	230,000	230,000
10 3/8% Senior Discount Notes due 2011, net of discount	12,366	11,201
9% Senior Notes due 2011	161,712	26,133
11 1/4% Senior Discount Notes due 2011, net of discount	10,979	10,320
9 1/2% Senior Notes due 2011	114,265	4,753
10 3/4% Senior Notes due 2011	428,695	428,695
9 3/8% Senior Notes due 2011	407,225	407,225
7.5% Senior Notes due 2013	300,000	300,000
7.5% Series B Senior Notes due 2013	300,000	300,000

	3,449,992	3,185,327
Less: current maturities	(267,142)	(46,461)

	$3,182,850	$3,138,866

Crown Atlantic Credit Facility

In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. During the three months ended March 31, 2004, Crown Atlantic repaid $15,000,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. As a result, available borrowings under the Crown Atlantic Credit Facility amount to $70,000,000.

Purchases of the Company’s Debt Securities

        On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes and 9 1/2% Senior Notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9 1/2% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, the Company (1) utilized $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9½% Senior Notes, including accrued interest thereon of $4,508,000.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9½% Senior Notes resulted in a loss of $11,652,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes ($10,010,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the three months ended March 31, 2004. The 9% Senior Notes and 9½% Senior Notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on the Company’s consolidated balance sheet as of December 31, 2003.

In January of 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principle amount at maturity of its 10 3/8% Discount Notes and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principle amount at maturity of its 11¼% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that are included in interest and other income (expense) on the Company’s consolidated statement of operations for the three months ended March 31, 2004.

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$83,744	$87,741	$—	$171,485
Other current assets	176,910	6,707	—	183,617
Property and equipment, net	4,005,077	695,650	—	4,700,727
Investments in Unrestricted Subsidiaries	519,582	—	(519,582)	—
Goodwill	1,180,056	55,377	—	1,235,433
Other assets, net	113,366	42,252	—	155,618

	$6,078,735	$887,727	$(519,582)	$6,446,880

Current liabilities	$377,013	$19,859	$—	$396,872
Long-term debt, less current maturities	2,958,866	180,000	—	3,138,866
Other liabilities	216,028	6,134	—	222,162
Minority interests	48,165	162,152	—	210,317
Redeemable preferred stock	507,037	—	—	507,037
Stockholders’ equity	1,971,626	519,582	(519,582)	1,971,626

	$6,078,735	$887,727	$(519,582)	$6,446,880

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$218,889	$29,598	$248,487
Costs of operations (exclusive of depreciation, amortization and accretion)	97,172	11,131	108,303
General and administrative	20,521	3,122	23,643
Corporate development	439	—	439
Restructuring charges (credits)	(33)	—	(33)
Asset write-down charges	1,768	180	1,948
Non-cash general and administrative compensation charges	2,522	174	2,696
Depreciation, amortization and accretion	74,308	10,514	84,822

Operating income	22,192	4,477	26,669
Interest and other income (expense)	(23,876)	(953)	(24,829)
Interest expense and amortization of deferred financing costs	(56,826)	(2,680)	(59,506)
Provision for income taxes	(5,955)	—	(5,955)
Minority interests	1,128	(2,474)	(1,346)

Net loss	$(63,337)	$(1,630)	$(64,967)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10¾% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2004	$110,241

Consolidated Cash Flow, for the twelve months ended March 31, 2004	$375,783
Less: Tower Cash Flow, for the twelve months ended March 31, 2004	(404,234)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2004	440,964

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2004	$412,513

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $13,841,000 and expire on various dates through October 2005.

5. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2003	March 31, 2004
	(In thousands of dollars)
8¼% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$196,614	$196,717
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	310,088	310,320

	$506,702	$507,037

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March of 2004, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 325,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, the Company repurchased the 325,000 shares of common stock from the dividend paying agent for a total of $4,108,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock repurchase. The Company may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

6. Stockholders’ Equity

In February of 2004, the Company issued 35,400 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $11.85 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of approximately $419,000 for the three months ended March 31, 2004.

In March of 2004, the Company granted 457,163 shares of restricted common stock to certain of its executives. These restricted shares had a grant-date fair value of $12.60 per share, determined based on the closing market price of the Company’s common stock on the grant date. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $5,760,000 over the vesting period. In order to reach the first target level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $14.81 per share for twenty consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares.

7. Employee Benefit Plan

The components of net periodic pension cost for CCUK’s defined benefit pension plan are as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands of dollars)
Service cost	$854	$680
Interest cost	473	666
Expected return on plan assets	(473)	(684)
Amortization of net actuarial (gain) loss	133	190

Net periodic pension cost	$987	$852

CCUK contributed approximately $664,000 to its pension plan during the three months ended March 31, 2004, and expects to contribute a total of approximately $2,746,000 for the year ending December 31, 2004.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle	$(66,981)	$(64,967)
Dividends on preferred stock	(17,682)	(9,696)
Gains on purchases of preferred stock	3,311	—

Loss before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(81,352)	(74,663)
Cumulative effect of change in accounting principle	(2,035)	—

Net loss applicable to common stock for basic and diluted computations	$(83,387)	$(74,663)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	216,958	219,294

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.37)	$(0.34)
Cumulative effect of change in accounting principle	(0.01)	—

Net loss	$(0.38)	$(0.34)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

	March 31,
	2003	2004
	(In thousands)
Options to purchase shares of common stock at exercise prices currently ranging from $-0- to $39.75 per share	22,372	18,469
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	1,000
Shares of 8¼% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock	8,625	8,625
Shares of restricted common stock	5,817	2,326
4% Convertible Senior Notes which are convertible into shares of common stock	—	21,237

Total potential common shares	45,896	59,739

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$92,622	$90,408	$8,274	$28,073	$—	$219,377
Network services and other	11,974	14,407	1,204	1,525	—	29,110

	104,596	104,815	9,478	29,598	—	248,487

Costs of operations (exclusive of depreciation, amortization and accretion)	36,370	56,372	4,430	11,131	—	108,303
General and administrative	11,903	2,033	2,380	1,448	5,879	23,643
Corporate development	—	—	—	—	439	439

Adjusted EBITDA	56,323	46,410	2,668	17,019	(6,318)	116,102
Restructuring charges (credits)	—	—	—		(33)	(33)
Asset write-down charges	1,768	—	—	180	—	1,948
Non-cash general and administrative compensation charges	811	481	15	173	1,216	2,696
Depreciation, amortization and accretion	45,749	23,597	4,828	10,350	298	84,822

Operating income (loss)	7,995	22,332	(2,175)	6,316	(7,799)	26,669
Interest and other income (expense)	(216)	198	168	(19)	(24,960)	(24,829)
Interest expense and amortization of deferred financing costs	(16,024)	(2,184)	(1,103)	(2,680)	(37,515)	(59,506)
Provision for income taxes	—	(5,802)	(153)	—	—	(5,955)
Minority interests	—	—	1,128	(2,474)	—	(1,346)

Net income (loss)	$(8,245)	$14,544	$(2,135)	$1,143	$(70,274)	$(64,967)

Capital expenditures	$5,562	$12,672	$305	$734	$175	$19,448

Total assets (at period end)	$3,054,068	$2,094,608	$343,371	$765,163	$189,670	$6,446,880

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$82,899	$71,125	$5,986	$24,950	$—	$184,960
Network services and other	13,452	14,845	784	2,683	—	31,764

	96,351	85,970	6,770	27,633	—	216,724

Costs of operations (exclusive of depreciation, amortization and accretion)	37,923	46,083	2,858	11,438	—	98,302
General and administrative	12,284	1,674	1,700	1,621	4,913	22,192
Corporate development	—	—	—	—	1,620	1,620

Adjusted EBITDA	46,144	38,213	2,212	14,574	(6,533)	94,610
Non-cash general and administrative compensation charges	1,184	537	—	60	650	2,431
Depreciation, amortization and accretion	46,874	18,894	3,723	10,466	400	80,357

Operating income (loss)	(1,914)	18,782	(1,511)	4,048	(7,583)	11,822
Interest and other income (expense)	88	921	182	24	(2,857)	(1,642)
Interest expense and amortization of deferred financing costs	(8,549)	(8,927)	(895)	(3,941)	(50,326)	(72,638)
Provision for income taxes	—	(3,850)	(116)	—	—	(3,966)
Minority interests	(156)	—	836	(1,237)	—	(557)
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	(1,484)	(57)	(100)	—	(2,035)

Net income (loss)	$(10,925)	$5,442	$(1,561)	$(1,206)	$(60,766)	$(69,016)

Capital expenditures	$3,346	$46,228	$983	$2,207	$85	$52,849

11. Restructuring Charges and Asset Write-Down Charges

At December 31, 2003 and March 31, 2004, other accrued liabilities includes $3,085,000 and $2,722,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Three Months Ended March 31, 2004
	CCUSA	CCUK	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$492	$—	$—	$33	$525
Costs of office closures and other	2,143	369	48	—	2,560

	2,635	369	48	33	3,085

Amounts charged (credited) to expense:
Employee severance	—	—	—	(33)	(33)
Costs of office closures and other	—	—	—	—	—

Total restructuring charges (credits)	—	—	—	(33)	(33)

Amounts paid:
Employee severance	(170)	—	—	—	(170)
Costs of office closures and other	(142)	(9)	(9)	—	(160)

	(312)	(9)	(9)	—	(330)

Amounts accrued at end of period:
Employee severance	322	—	—	—	322
Costs of office closures and other	2,001	360	39	—	2,400

	$2,323	$360	$39	$—	$2,722

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL—(Continued)

During the three months ended March 31, 2004, the Company abandoned or disposed of certain tower sites and recorded asset write-down charges of $1,768,000 for CCUSA and $180,000 for Crown Atlantic.

12. Subsequent Events

Restricted Common Stock

In April and May of 2004, the Company granted approximately 897,000 shares of restricted common stock to approximately 500 of its employees. These restricted shares had an estimated weighted-average grant-date fair value of $14.75 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $13,235,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. In order to reach the first target level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $14.81 per share for twenty consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares.

On April 27, 2004, the market performance of the Company’s common stock reached the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This third target level was reached when the market price of the Company’s common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of $5,378,000 for the second quarter of 2004. Substantially all of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 587,600 of such shares of common stock (at a price of $14.92 per share) for a total of $8,767,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of March 31, 2004 and our consolidated results of operations for the three-month periods ended March 31, 2003 and 2004. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Liquidity and Capital Resources—Factors That Could Affect Future Results”.

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

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$184,960	85.3%	$219,377	88.3%
Network services and other	31,764	14.7	29,110	11.7

Total net revenues	216,724	100.0	248,487	100.0

Operating expenses:
Costs of operations:
Site rental and broadcast transmission	73,360	39.7	82,987	37.8
Network services and other	24,942	78.5	25,316	87.0

Total costs of operations	98,302	45.4	108,303	43.6
General and administrative	22,192	10.2	23,643	9.5
Corporate development	1,620	0.7	439	0.2
Restructuring charges (credits)	—	—	(33)	—
Asset write-down charges	—	—	1,948	0.8
Non-cash general and administrative compensation charges	2,431	1.1	2,696	1.1
Depreciation, amortization and accretion	80,357	37.1	84,822	34.1

Operating income	11,822	5.5	26,669	10.7
Other income (expense):
Interest and other income (expense)	(1,642)	(0.8)	(24,829)	(10.0)
Interest expense and amortization of deferred financing costs	(72,638)	(33.5)	(59,506)	(23.9)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(62,458)	(28.8)	(57,666)	(23.2)
Provision for income taxes	(3,966)	(1.8)	(5,955)	(2.4)
Minority interests	(557)	(0.3)	(1,346)	(0.5)

Loss before cumulative effect of change in accounting principle	(66,981)	(30.9)	(64,967)	(26.1)
Cumulative effect of change in accounting principle for asset retirement obligations	(2,035)	(0.9)	—	—

Net loss	$(69,016)	(31.8)%	$(64,967)	(26.1)%

Comparison of Three Months Ended March 31, 2004 and 2003

Site rental and broadcast transmission revenues for the three months ended March 31, 2004 were $219.4 million, an increase of $34.4 million, or 18.6%, from the three months ended March 31, 2003. Of this increase, $9.7 million was attributable to CCUSA, $19.3 million was attributable to CCUK, $2.3 million was attributable to CCAL and $3.1 million was attributable to Crown Atlantic. Network services and other revenues for the three months ended March 31, 2004 were $29.1 million, a decrease of $2.7 million from the three months ended March 31, 2003. This decrease was primarily attributable to:

(1)	a $1.5 million decrease in network services and other revenues from CCUSA,

(2)	a $0.4 million decrease in network services and other revenues from CCUK and

(3)	a $1.2 million decrease in network services and other revenues from Crown Atlantic, partially offset by

(4)	a $0.4 million increase in network services and other revenues from CCAL.

Total revenues for the three months ended March 31, 2004 were $248.5 million, a net increase of $31.8 million from the three months ended March 31, 2003. The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental and broadcast transmission costs of operations for the three months ended March 31, 2004 were $83.0 million, an increase of $9.6 million from the three months ended March 31, 2003. This increase was primarily attributable to cost increases of $9.3 million for CCUK and $1.4 million for CCAL, partially offset by cost decreases of $0.9 million for CCUSA and $0.2 million for Crown Atlantic. Network services and other costs of operations for the three months ended March 31, 2004 were $25.3 million, an increase of $0.4 million from the three months ended March 31, 2003. This increase was primarily attributable to:

(1)	a $1.0 million increase in network services and other costs of operations from CCUK and

(2)	a $0.2 million increase in network services and other costs of operations from CCAL, partially offset by

(3)	a $0.7 million decrease in network services and other costs of operations from CCUSA and

(4)	a $0.1 million decrease in network services and other costs of operations from Crown Atlantic.

Total costs of operations for the three months ended March 31, 2004 were $108.3 million, a net increase of $10.0 million from the three months ended March 31, 2003. Gross margins (net revenues less costs of operations) for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 62.2% for the three months ended March 31, 2004 from 60.3% for the three months ended March 31, 2003, because of higher margins from the CCUSA and Crown Atlantic operations, partially offset by lower margins from the CCUK and CCAL operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 13.0% for the three months ended March 31, 2004 from 21.5% for the three months ended March 31, 2003 because of lower margins from the CCUSA, CCUK and Crown Atlantic operations.

The growth of CCUK’s operations relative to CCUSA and Crown Atlantic has increased the impact that CCUK’s margins have on our consolidated results, and CCUK’s margins tend to be lower than our U.S. businesses due to the higher costs associated with our U.K. broadcast business and the costs from the revenue sharing component of leases for land and rooftop sites in the U.K. Such costs for revenue sharing will increase on certain sites to be developed in the future under agreements with British Telecom that were amended in 2003. The amended agreements increase British Telecom’s share of the revenue from co-located tenants to 60% on sites developed after October 1, 2003, in exchange for British Telecom waiving future site access fees and funding the common area capital expenditures required to develop such sites.

General and administrative expenses for the three months ended March 31, 2004 were $23.6 million, an increase of $1.5 million from the three months ended March 31, 2003. This increase was primarily attributable to:

(1)	a $0.4 million increase in expenses at CCUK,

(2)	a $0.7 million increase in expenses at CCAL, and

(3)	a $1.0 million increase in expenses at our corporate office segment, partially offset by

(4)	a $0.4 million decrease in expenses related to the CCUSA operations, and

(5)	a $0.2 million decrease in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased to 9.5% for the three months ended March 31, 2004 from 10.2% for the three months ended March 31, 2003, primarily because of lower overhead costs as a percentage of revenues for CCUSA, CCUK and Crown Atlantic.

Corporate development expenses for the three months ended March 31, 2004 were $0.4 million, compared to $1.6 million for the three months ended March 31, 2003. This decrease was primarily attributable to a decrease in salary costs allocated to corporate activities.

During the three months ended March 31, 2004, we recorded asset write-down charges of $1.9 million. Such non-cash charges related to the abandonment or disposal of certain tower sites.

For the three months ended March 31, 2004, we recorded non-cash general and administrative compensation charges of $2.7 million related to the issuance of stock and stock options to certain employees and executives, compared to $2.4 million for the three months ended March 31, 2003. On April 27, 2004, the market performance of our common stock reached the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This third target level was reached when the market price of our common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $5.4 million for the second quarter of 2004.

Depreciation, amortization and accretion for the three months ended March 31, 2004 was $84.8 million, an increase of $4.5 million from the three months ended March 31, 2003. This increase was primarily attributable to:

(1)	a $4.7 million increase in depreciation related to property and equipment from CCUK, and

(2)	a $1.1 million increase in depreciation related to property and equipment from CCAL, partially offset by

(3)	a $1.1 million decrease in depreciation related to property and equipment from CCUSA, and

(4)	a $0.1 million decrease in depreciation related to property and equipment from Crown Atlantic.

Interest and other income (expense) for the three months ended March 31, 2004 resulted primarily from:

(1)	losses of approximately $24.4 million from purchases of our debt securities (see “—Liquidity and Capital Resources”) and

(2)	approximately $1.2 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income and foreign exchange gains from invested cash balances.

Interest expense and amortization of deferred financing costs for the three months ended March 31, 2004 was $59.5 million, a decrease of $13.1 million, or 18.1%, from the three months ended March 31, 2003. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2003 and 2004 (see “—Liquidity and Capital Resources”), and

(2)	reductions in outstanding bank indebtedness at Crown Atlantic, partially offset by

(3)	the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003, and

(4)	an increase in outstanding bank indebtedness at CCUSA, the proceeds of which were used to retire CCUK’s indebtedness and purchase certain of our public debt and preferred stock.

The provision for income taxes of $6.0 million for the three months ended March 31, 2004 consists primarily of a non-cash deferred tax liability recognized by CCUK. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment.

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

Our goal is to maximize net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our cash. However, due to the risk factors outlined below (see “Factors that Could Affect Future Results”), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, we seek to lower our interest expense by reducing outstanding debt balances or lowering interest rates. Such reductions can be made either by using a portion of our existing cash balances to purchase our debt securities, or with attractive refinancing opportunities.

Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years’ levels, in connection with the further improvement, maintenance and selective expansion of our existing tower portfolios. During 2004, we expect that the majority of our discretionary capital expenditures will occur at CCUK in connection with the development of the sites acquired from British Telecom, selected expansion of certain broadcast infrastructure for additional services and additional site improvements.

A summary of our net cash provided by operating activities and capital expenditures (both amounts from our consolidated statement of cash flows) is as follows:

	Three Months Ended March 31,
	2003	2004
	(In thousands of dollars)
Net cash provided by operating activities	$5,932	$26,917
Capital expenditures	52,849	19,448

The increase in net cash from operating activities for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is largely due to growth in our core site leasing and broadcast business and a decrease in cash interest paid, partially offset by the continued decline in our network services business. Changes in working capital, and particularly changes in accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various senior notes issues. The decrease in capital expenditures for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily due to the payment of approximately $33.2 million in site access fees to British Telecom in March of 2003.

For the year ending December 31, 2004, we currently expect that our net cash provided by operating activities will be between approximately $240.0 million and $250.0 million. We expect that our net cash from operating activities will be positively impacted by continued growth in our core site leasing and broadcast business in 2004, but we do not expect to benefit from improvements in working capital to the same extent as in 2003. For the year ending December 31, 2004, we currently expect that our cash interest payments will total approximately $216.4 million, compared to approximately $213.9 million for the year ended December 31, 2003.

Capital expenditures were $19.4 million for the three months ended March 31, 2004, of which $5.6 million were for CCUSA, $12.7 million were for CCUK, $0.3 million were for CCAL, $0.7 million were for Crown Atlantic and $0.2 million were for CCIC. For the year ending December 31, 2004, we currently expect that our total capital expenditures will be between approximately $70.0 million and $90.0 million, of which approximately $20.0 million to $40.0 million will be for tower and rooftop improvements and enhancements to their structural capacity in order to support additional leasing, and approximately $40.0 million will be for other activities. As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

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

As of March 31, 2004, we had consolidated cash and cash equivalents of $171.5 million (including $23.6 million at CCUSA, $20.5 million at CCUK, $15.0 million at CCAL, $6.3 million at Crown Atlantic, $81.4 million in an unrestricted investment subsidiary and $24.6 million at CCIC), consolidated long-term debt of $3,185.3 million, consolidated redeemable preferred stock of $507.0 million and consolidated stockholders’ equity of $1,971.6 million.

For the three months ended March 31, 2003 and 2004, our net cash used for financing activities was $35.4 million and $286.1 million, respectively. The amount for 2004 is largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure. Following is a summary of significant financing transactions completed in 2004.

On December 5, 2003, we commenced cash tender offers and consent solicitations for all of our outstanding 9% senior notes and 9½% senior notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% senior notes and 109.140% of the outstanding principal amount for the 9½% senior notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, we (1) utilized approximately $147.0 million of our cash to purchase the $135.6 million in outstanding principal amount of the tendered 9% senior notes, including accrued interest thereon of $1.8 million, and (2) utilized approximately $124.0 million of our cash to purchase the $109.5 million in outstanding principal amount of the tendered 9½% senior notes, including accrued interest thereon of $4.5 million. The purchase of the tendered 9% senior notes resulted in a loss of $12.5 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2.8 million) and the excess of the total purchase price over the carrying value of the tendered notes ($9.7 million). The purchase of the tendered 9½% senior notes resulted in a loss of $11.7 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1.7 million) and the excess of the total purchase price over the carrying value of the tendered notes ($10.0 million). Such losses are included in interest and other income (expense) on our consolidated statement of operations for the three months ended March 31, 2004. The 9% senior notes and 9½% senior notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2003. Upon completion of these tender offers, the outstanding balances for the 9% senior notes and the 9½% senior notes were $26.1 million and $4.8 million, respectively.

In January of 2004, we (1) utilized approximately $1.6 million of our cash to purchase $1.5 million in outstanding principle amount at maturity of our 10 3/8% discount notes and (2) utilized approximately $1.0 million of our cash to purchase $1.0 million in outstanding principle amount at maturity of our 11¼% discount notes, both in public market transactions. The debt purchases resulted in losses of $0.2 million that are included in interest and other income (expense) on our consolidated statement of operations for the three months ended March 31, 2004.

During the three months ended March 31, 2004, Crown Atlantic repaid $15.0 million in outstanding borrowings under its credit facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301.1 million to $250.0 million.

In March of 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 0.3 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% convertible preferred stock, we repurchased the 0.3 million shares of common stock from the dividend paying agent for a total of $4.1 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock repurchase. We may choose to continue such issuances and repurchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

In April of 2004, the restrictions expired with respect to the final third of the outstanding restricted common shares that had been issued during the first quarter of 2003 (see “—Results of Operations”). Substantially all of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased approximately 0.6 million of such shares of common stock (at a price of $14.92 per share) for a total of $8.8 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchase.

We seek to allocate our available capital among the investment alternatives that provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to (1) acquire sites, build new towers and make improvements to existing towers and (2) make investments in emerging businesses that are complementary to our core site leasing and broadcast businesses when the expected returns from such investments meet our investment return criteria. In addition, we may continue to utilize a portion of our available cash balances to purchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

As of April 30, 2004, our restricted U.S., U.K. and Australian subsidiaries had approximately $332.5 million of unused borrowing availability under the amended 2000 credit facility. As of April 30, 2004, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $70.0 million. Our credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC.

The primary factors that determine our subsidiaries’ ability to comply with their debt covenants are (1) their current financial performance (as defined in the credit agreements), (2) their levels of indebtedness and (3) their debt service requirements. Since we do not currently expect that our subsidiaries will need to utilize significant additional borrowings under their credit facilities, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary’s financial performance. In addition, the credit facilities will require that financial performance increase in future years as covenant calculations become more restrictive. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances.

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

If we are unable to refinance our indebtedness or renegotiate the terms of such debt prior to maturity, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 4% senior notes, our 9% senior notes, our 9½% senior notes, our 10¾% senior notes, our 9 3/8% senior notes, our 7.5% senior notes and our 7.5% Series B senior notes require annual cash interest payments of approximately $9.2 million, $2.4 million, $0.5 million, $46.1 million, $38.2 million, $22.5 million and $22.5 million, respectively. Prior to May 15, 2004 and August 1, 2004, the interest expense on our 10 3/8% discount notes and our 11¼% discount notes, respectively, will be comprised solely of the amortization of original issue discount. Thereafter, the 10 3/8% discount notes and the 11¼% discount notes will require annual cash interest payments of approximately $1.2 million and $1.2 million, respectively. In addition, our credit facilities require periodic interest payments on amounts borrowed thereunder, which amounts are substantial.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $13.8 million and expire on various dates through October 2005.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations		Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$83,744	$87,741		$—	$171,485
Other current assets	176,910	6,707		—	183,617
Property and equipment, net	4,005,077	695,650		—	4,700,727
Investments in Unrestricted Subsidiaries	519,582	—		(519,582)	—
Goodwill	1,180,056	55,377		—	1,235,433
Other assets, net	113,366	42,252		—	155,618

	$6,078,735	$887,727		$(519,582)	$6,446,880

Current liabilities	$377,013	$19,859	$		$396,872
Long-term debt, less current maturities	2,958,866	180,000		—	3,138,866
Other liabilities	216,028	6,134		—	222,162
Minority interests	48,165	162,152		—	210,317
Redeemable preferred stock	507,037	—		—	507,037
Stockholders’ equity	1,971,626	519,582		(519,582)	1,971,626

	$6,078,735	$887,727		$(519,582)	$6,446,880

	Three Months Ended March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$218,889	$29,598	$248,487
Costs of operations (exclusive of depreciation, amortization and accretion)	97,172	11,131	108,303
General and administrative	20,521	3,122	23,643
Corporate development	439	—	439
Restructuring charges (credits)	(33)	—	(33)
Asset write-down charges	1,768	180	1,948
Non-cash general and administrative compensation charges	2,522	174	2,696
Depreciation, amortization and accretion	74,308	10,514	84,822

Operating income	22,192	4,477	26,669
Interest and other income (expense)	(23,876)	(953)	(24,829)
Interest expense and amortization of deferred financing costs	(56,826)	(2,680)	(59,506)
Provision for income taxes	(5,955)	—	(5,955)
Minority interests	1,128	(2,474)	(1,346)

Net loss	$(63,337)	$(1,630)	$(64,967)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10¾% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2004	$110,241

Consolidated Cash Flow, for the twelve months ended March 31, 2004	$375,783
Less: Tower Cash Flow, for the twelve months ended March 31, 2004	(404,234)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2004	440,964

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2004	$412,513

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, are effective for the first reporting period ending after March 15, 2004. We adopted the provisions of FIN 46 as of March 31, 2004, and such adoption did not have a significant effect on our consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132(R)”). SFAS 132(R) revises the required disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) replaces Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (which was originally issued in February 1998), but retains its disclosure requirements. SFAS 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans, and requires that certain disclosures be included in interim financial statements. SFAS 132(R) applies to our disclosures for CCUK’s defined benefit plan. The provisions of SFAS 132(R) are generally effective for fiscal years ending after December 15, 2003; however, many of the new disclosure requirements for information about foreign plans, as well as information about future benefit payments, do not become effective until fiscal years ending after June 15, 2004. The interim-period disclosure requirements of SFAS 132(R) are effective for interim periods beginning after December 15, 2003. We have adopted the annual reporting requirements of SFAS 132(R) as of December 31, 2003, except for the disclosure about future benefit payments. We will provide such disclosure about future benefit payments as of December 31, 2004. We have adopted the interim-period reporting requirements as of March 31, 2004.

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests. If we fail to comply with our covenants, our debt may be accelerated.

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss, consolidation, network sharing or financial instability of any of our limited number of customers may materially decrease revenues.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business and the business of our customers.

•	We operate in a competitive industry and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact our revenues.

•	2.5G/3G and other technologies, including digital terrestrial television, may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our sites and towers and may not be able to maintain these leases.

•	Our international operations expose us to changes in foreign currency exchange rates.

•	We may need additional financing, which may not be available, for strategic growth opportunities or contractual obligations.

•	Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We are heavily dependent on our senior management.

•	We may suffer from future claims if radio frequency emissions from equipment on our sites and towers are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Disputes with customers and suppliers may adversely affect results.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. A fluctuation in market interest rates of one percentage point in 2004 would impact our interest expense by approximately $13.9 million. As of March 31, 2004, we have approximately $1,467.0 million of floating rate indebtedness, of which $75.6 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement.

The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK’s and CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. However, since we are now able to access cash distributions from CCUK upon its inclusion in our restricted borrowing group, we are subject to currency fluctuations on any such amounts distributed. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations.

The foreign currency exchange rates used to translate the 2003 and 2004 financial statements for CCUK and CCAL were as follows:

	CCUK (British pound sterling)	CCAL (Australian dollar)
Average exchange rate for:
January 2003	$1.6175	$0.5829
February 2003	1.6079	0.5956
March 2003	1.5825	0.6015
January 2004	1.8255	0.7717
February 2004	1.8673	0.7770
March 2004	1.8400	0.7496
Ending exchange rate for:
December 2003	1.7842	0.7520
March 2004	1.8261	0.7620

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated December 24, 2003 with the SEC on January 6, 2004 reporting under Item 5 that following receipt of the requisite consents from holders of each of its 10 3/8% Senior Discount Notes due 2011 and its 11¼% Senior Discount Notes due 2011, obtained in connection with the Registrant’s tender offer and consent solicitation in respect of such notes, the Registrant entered into a supplemental indenture relating to each of such notes.

The Registrant filed a Current Report on Form 8-K dated January 7, 2004 with the SEC on January 12, 2004 reporting under Item 5 that following receipt of the requisite consents from holders of each of its 9½% Senior Notes due 2011 and its 9% Senior Notes due 2011, obtained in connection with the Registrant’s tender offer and consent solicitation in respect of such notes, the Registrant entered into a supplemental indenture relating to each of such notes.

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

The Registrant filed a Current Report on Form 8-K dated April 14, 2004 with the SEC on April 15, 2004 furnishing under Item 12 a press release dated April 14, 2004 announcing that the Registrant had increased certain elements of its outlook for full year 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: May 6, 2004	By:	/s/ W. BENJAMIN MORELAND

W. Benjamin Moreland Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2004	By:	/s/ WESLEY D. CUNNINGHAM

Wesley D. Cunningham Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)