Form 10-Q
period 2004-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2004-08-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding at July 30, 2004: 225,375,924

CROWN CASTLE INTERNATIONAL CORP.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2003	June 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$462,427	$232,503
Receivables:
Trade, net of allowance for doubtful accounts of $7,603 and $6,866 at December 31, 2003 and June 30, 2004, respectively	37,289	34,116
Other	930	1,536
Inventories	9,615	9,308
Prepaid expenses and other current assets	32,133	30,714
Assets of discontinued operations (Notes 1 and 3)	2,026,267	2,020,628

Total current assets	2,568,661	2,328,805
Property and equipment, net of accumulated depreciation of $916,004 and $1,028,779 at December 31, 2003 and June 30, 2004, respectively	3,755,073	3,622,355
Goodwill	267,071	267,071
Deferred financing costs and other assets, net of accumulated amortization of $39,692 and $42,247 at December 31, 2003 and June 30, 2004, respectively	146,786	151,975

	$6,737,591	$6,370,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,785	$9,060
Accrued interest	49,063	43,705
Accrued compensation and related benefits	13,397	10,392
Deferred rental revenues and other accrued liabilities	106,384	97,043
Liabilities of discontinued operations (Notes 1 and 3)	353,544	355,072
Long-term debt, current maturities	267,142	1,275,385

Total current liabilities	799,315	1,790,657
Long-term debt, less current maturities	3,182,850	1,898,752
Other liabilities	55,978	52,803

Total liabilities	4,038,143	3,742,212

Commitments and contingencies
Minority interests	208,333	207,700
Redeemable preferred stock	506,702	507,371
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
December 31, 2003 – 220,758,321 and June 30, 2004 – 225,296,483	2,208	2,253
Additional paid-in capital	3,333,402	3,380,179
Accumulated other comprehensive income (loss)	257,435	271,273
Unearned stock compensation	(8,122)	(16,683)
Accumulated deficit	(1,600,510)	(1,724,099)

Total stockholders’ equity	1,984,413	1,912,923

	$6,737,591	$6,370,206

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenues:
Site rental	$116,646	$131,363	$230,481	$260,332
Network services and other	19,629	18,513	36,548	33,216

	136,275	149,876	267,029	293,548

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	39,985	41,843	80,593	82,778
Network services and other	12,819	12,272	24,430	23,268
General and administrative	22,220	22,685	42,738	44,295
Corporate development	918	371	2,538	810
Restructuring charges (credits)	2,349	—	2,349	(33)
Asset write-down charges	1,380	1,868	1,380	3,816
Non-cash general and administrative compensation charges	5,834	6,203	7,728	8,418
Depreciation, amortization and accretion	60,763	61,119	122,226	122,344

	146,268	146,361	283,982	285,696

Operating income (loss)	(9,993)	3,515	(16,953)	7,852
Other income (expense):
Interest and other income (expense)	(8,271)	(1,349)	(10,834)	(26,376)
Interest expense and amortization of deferred financing costs	(63,809)	(56,568)	(127,520)	(113,890)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(82,073)	(54,402)	(155,307)	(132,414)
Provision for income taxes	(127)	(184)	(243)	(337)
Minority interests	(730)	(1,463)	(1,287)	(2,809)

Loss from continuing operations before cumulative effect of change in accounting principle	(82,930)	(56,049)	(156,837)	(135,560)
Income from discontinued operations, net of tax (Notes 1 and 3)	2,099	16,455	7,541	30,999

Loss before cumulative effect of change in accounting principle	(80,831)	(39,594)	(149,296)	(104,561)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(551)	—

Net loss	(80,831)	(39,594)	(149,847)	(104,561)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(20,081)	(9,332)	(34,452)	(19,028)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(100,912)	$(48,926)	$(184,299)	$(123,589)

Net loss	$(80,831)	$(39,594)	$(149,847)	$(104,561)
Other comprehensive income (loss):
Foreign currency translation adjustments	81,786	(38,058)	70,309	11,794
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(764)	604	(1,475)	170
Amounts reclassified into results of operations	1,719	894	3,378	1,874

Comprehensive income (loss)	$1,910	$(76,154)	$(77,635)	$(90,723)

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.48)	$(0.29)	$(0.88)	$(0.70)
Income from discontinued operations	0.01	0.07	0.03	0.14
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	$(0.47)	$(0.22)	$(0.85)	$(0.56)

Common shares outstanding – basic and diluted (in thousands)	215,969	221,853	216,464	220,574

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(149,847)	$(104,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	122,226	122,344
Losses on purchases of long-term debt	—	24,367
Non-cash general and administrative compensation charges	7,728	8,418
Amortization of deferred financing costs and discounts on long-term debt	34,509	5,773
Asset write-down charges	1,380	3,816
Minority interests and loss on issuance of interest in joint venture	9,401	2,809
Equity in losses and write-downs of unconsolidated affiliates	3,833	2,578
Income from discontinued operations	(7,541)	(30,999)
Cumulative effect of change in accounting principle	551	—
Changes in assets and liabilities:
Decrease in receivables	18,425	1,943
Decrease in deferred rental revenues and other liabilities	(10,539)	(7,831)
Decrease in accrued interest	—	(5,358)
Decrease in accounts payable	(7,900)	(686)
Decrease (increase) in inventories, prepaid expenses and other assets	9,409	(632)

Net cash provided by operating activities	31,635	21,981

Cash flows from investing activities:
Proceeds from disposition of property and equipment	7,472	1,480
Capital expenditures	(14,610)	(19,457)
Investments in affiliates and other	(13,223)	(14,333)
Maturities of investments	108,304	—
Purchases of investments	(56,063)	—
Acquisition of minority interest in joint venture	(5,873)	—

Net cash provided by (used for) investing activities	26,007	(32,310)

Cash flows from financing activities:
Proceeds from issuance of capital stock	1,951	26,273
Purchases of long-term debt	—	(267,359)
Purchases of capital stock	(52,246)	(17,009)
Net borrowings (payments) under revolving credit agreements	(25,000)	(15,000)
Principal payments on long-term debt	(4,750)	(14,365)
Incurrence of financing costs	—	(412)

Net cash used for financing activities	(80,045)	(287,872)

Effect of exchange rate changes on cash	3,180	(921)
Discontinued operations (Notes 1 and 3)	(37,247)	69,198

Net decrease in cash and cash equivalents	(56,470)	(229,924)
Cash and cash equivalents at beginning of period	516,172	462,427

Cash and cash equivalents at end of period	$459,702	$232,503

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisition of minority interest:
Fair value of net assets recorded, including goodwill and other intangible assets	$18,607	$—
Minority interest acquired	55,381	—
Minority interest issued	(68,115)	—

Supplemental disclosure of cash flow information:
Interest paid	$92,944	$111,925
Income taxes paid	243	337

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

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2003 and 2004, and the consolidated cash flows for the six months ended June 30, 2003 and 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, the Company has restated its financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. See Note 3.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss, as reported	$(80,831)	$(39,594)	$(149,847)	$(104,561)
Add: Stock-based employee compensation expense included in reported net loss	7,695	8,025	10,126	10,721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(11,444)	(9,665)	(17,665)	(14,048)

Net loss, as adjusted	(84,580)	(41,234)	(157,386)	(107,888)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(20,081)	(9,332)	(34,452)	(19,028)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(104,661)	$(50,566)	$(191,838)	$(126,916)

Loss per common share—basic and diluted:
As reported	$(0.47)	$(0.22)	$(0.85)	$(0.56)

As adjusted	$(0.48)	$(0.23)	$(0.89)	$(0.58)

CROWN CASTLE INTERNATION CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $1,359,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $808,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $551,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $44,000 and $50,000 for the three months ended June 30, 2003 and 2004, respectively, and $87,000 and $99,000 for the six months ended June 30, 2003 and 2004, respectively. At December 31, 2003 and June 30, 2004, liabilities for contingent retirement obligations amounted to $1,584,000 and $1,624,000, respectively.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company adopted the requirements of SFAS 146 as of January 1, 2003. See Note 12.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12 3/4% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8 1/4% Convertible Preferred Stock and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12 3/4% Exchangeable Preferred Stock were included in interest expense on its consolidated statement of operations beginning on July 1, 2003. The Company redeemed the remaining outstanding shares of 12 3/4% Exchangeable Preferred Stock in December of 2003.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132(R)”). SFAS 132(R) revises the required disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) replaces Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (which was originally issued in February 1998), but retains its disclosure requirements. SFAS 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans, and requires that certain disclosures be included in interim financial statements. SFAS 132(R) applies to the Company’s disclosures for CCUK’s defined benefit plan. The provisions of SFAS 132(R) are generally effective for fiscal years ending after December 15, 2003; however, many of the new disclosure requirements for information about foreign plans, as well as information about future benefit payments, do not become effective until fiscal years ending after June 15, 2004. The interim-period disclosure requirements of SFAS 132(R) are effective for interim periods beginning after December 15, 2003. The Company has adopted the annual reporting requirements of SFAS 132(R) as of December 31, 2003, except for the disclosure about future benefit payments. The Company has adopted the interim-period reporting requirements as of March 31, 2004 (see Note 8).

3. Sale of CCUK

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2,035,000,000 in cash. The closing date of the transaction, subject to certain approvals, is expected to be on or before September 30, 2004. In accordance with the terms of the Company’s 2000 Credit Facility, the Company will be required to use $1,275,385,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility (see Note 5). The remaining proceeds from the transaction will be used for general corporate purposes, which could include the repayment of outstanding indebtedness and/or investments in new business opportunities in the United States. Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest. The carrying amounts of CCUK’s assets and liabilities are as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003	June 30, 2004
	(In thousands of dollars)
Assets:
Receivables	$43,834	$38,355
Inventories	5,927	5,712
Prepaid expenses and other current assets	49,605	43,642
Property and equipment, net	986,872	977,989
Goodwill	939,642	954,599
Other assets, net	387	331

Assets of discontinued operations	$2,026,267	$2,020,628

Liabilities:
Accounts payable	$30,964	$32,872
Other current liabilities	166,795	151,600
Other liabilities	155,785	170,600

Liabilities of discontinued operations	$353,544	$355,072

As of June 30, 2004, the Company’s consolidated stockholders’ equity accounts include foreign currency translation adjustments and a minimum pension liability adjustment of $242,914,000 and $(11,573,000), respectively, related to CCUK’s assets and liabilities. Such adjustments are included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet and will be part of the calculation of the net gain on the sale of CCUK when the transaction is closed.

CCUK’s financial results have historically been presented as a separate operating segment (see Note 11). A summary of CCUK’s operating results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands of dollars)
Net revenues	$87,926	$111,884	$173,896	$216,699

Income before income taxes and cumulative effect of change in accounting principle	$5,390	$23,893	$16,166	$44,239
Provision for income taxes	(3,291)	(7,438)	(7,141)	(13,240)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(1,484)	—

Income from discontinued operations	$2,099	$16,455	$7,541	$30,999

4. Goodwill and Other Intangible Assets

As of December 31, 2003 and June 30, 2004, the Company had consolidated goodwill of $267,071,000 (including $211,694,000 at CCUSA and $55,377,000 at Crown Atlantic).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Six Months Ended June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$30,005	$(14,653)	$15,352
Amortization expense	—	(926)	(926)

Balance at end of period	$30,005	$(15,579)	$14,426

Estimated aggregate annual amortization expense:
Years ending December 31, 2004 through 2008		$1,852

5. Long-term Debt

Long-term debt consists of the following:

	December 31, 2003	June 30, 2004
	(In thousands of dollars)
2000 Credit Facility	$1,289,750	$1,275,385
Crown Atlantic Credit Facility	195,000	180,000
4% Convertible Senior Notes due 2010	230,000	230,000
10 3/8% Senior Discount Notes due 2011, net of discount	12,366	11,341
9% Senior Notes due 2011	161,712	26,133
11 1/4% Senior Discount Notes due 2011, net of discount	10,979	10,605
9 1/2% Senior Notes due 2011	114,265	4,753
10 3/4% Senior Notes due 2011	428,695	428,695
9 3/8% Senior Notes due 2011	407,225	407,225
7.5% Senior Notes due 2013	300,000	300,000
7.5% Series B Senior Notes due 2013	300,000	300,000

	3,449,992	3,174,137
Less: current maturities	(267,142)	(1,275,385)

	$3,182,850	$1,898,752

2000 Credit Facility

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to National Grid Transco Plc. In accordance with the terms of the 2000 Credit Facility, the Company will be required to use a majority of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility. As a result, the Company has reclassified the outstanding borrowings under the 2000 Credit Facility as a current liability on its consolidated balance sheet as of June 30, 2004. See Note 3.

Crown Atlantic Credit Facility

In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. During the six months ended June 30, 2004, Crown Atlantic repaid $15,000,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. As a result, available borrowings under the Crown Atlantic Credit Facility amount to $70,000,000.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchases of the Company’s Debt Securities

On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes and 9 1/2% Senior Notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9 1/2% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, the Company (1) utilized $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9 1/2% Senior Notes, including accrued interest thereon of $4,508,000. The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9 1/2% Senior Notes resulted in a loss of $11,652,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes ($10,010,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the six months ended June 30, 2004. The 9% Senior Notes and 9 1/2% Senior Notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on the Company’s consolidated balance sheet as of December 31, 2003.

In January of 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principal amount at maturity of its 10 3/8 % Discount Notes and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principal amount at maturity of its 11¼% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that are included in interest and other income (expense) on the Company’s consolidated statement of operations for the six months ended June 30, 2004.

The Company anticipates that it may purchase additional debt securities using a portion of the proceeds from the pending sale of CCUK. See Note 3.

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$141,960	$90,543	$—	$232,503
Assets of discontinued operations	2,019,785	843	—	2,020,628
Other current assets	67,560	8,114	—	75,674
Property and equipment, net	2,937,291	685,064	—	3,622,355
Investments in Unrestricted Subsidiaries	512,403	—	(512,403)	—
Goodwill	211,694	55,377	—	267,071
Other assets, net	110,504	41,471	—	151,975

	$6,001,197	$881,412	$(512,403)	$6,370,206

Current liabilities	$1,416,815	$18,770	$—	$1,435,585
Liabilities of discontinued operations	354,416	656	—	355,072
Long-term debt, less current maturities	1,718,752	180,000	—	1,898,752
Other liabilities	47,582	5,221	—	52,803
Minority interests	43,338	164,362	—	207,700
Redeemable preferred stock	507,371	—	—	507,371
Stockholders’ equity	1,912,923	512,403	(512,403)	1,912,923

	$6,001,197	$881,412	$(512,403)	$6,370,206

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$119,760	$30,116	$149,876	$233,834	$59,714	$293,548
Costs of operations (exclusive of depreciation, amortization and accretion)	42,845	11,270	54,115	83,645	22,401	106,046
General and administrative	20,212	2,473	22,685	38,700	5,595	44,295
Corporate development	371	—	371	810	—	810
Restructuring charges (credits)	—	—	—	(33)	—	(33)
Asset write-down charges	1,004	864	1,868	2,772	1,044	3,816
Non-cash general and administrative compensation charges	5,570	633	6,203	7,611	807	8,418
Depreciation, amortization and accretion	50,579	10,540	61,119	101,290	21,054	122,344

Operating income (loss)	(821)	4,336	3,515	(961)	8,813	7,852
Interest and other income (expense)	(277)	(1,072)	(1,349)	(24,351)	(2,025)	(26,376)
Interest expense and amortization of deferred financing costs	(54,108)	(2,460)	(56,568)	(108,750)	(5,140)	(113,890)
Provision for income taxes	(184)	—	(184)	(337)	—	(337)
Minority interests	747	(2,210)	(1,463)	1,875	(4,684)	(2,809)
Income (loss) from discontinued operations	16,623	(168)	16,455	31,167	(168)	30,999

Net income (loss)	$(38,020)	$(1,574)	$(39,594)	$(101,357)	$(3,204)	$(104,561)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10¾% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(In thousands of dollars)

Tower Cash Flow, for the three months ended June 30, 2004	$116,118

Consolidated Cash Flow, for the twelve months ended June 30, 2004	$400,398
Less: Tower Cash Flow, for the twelve months ended June 30, 2004	(428,308)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2004	464,472

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2004	$436,562

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow continue to include the operating results from CCUK, and will do so until the pending sale of CCUK is closed. See Note 3.

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

6. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2003	June 30, 2004
	(In thousands of dollars)
8¼% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$196,614	$196,819
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	310,088	310,552

	$506,702	$507,371

In March and June of 2004, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 600,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, the Company repurchased the 600,000 shares of common stock from the dividend paying agent for a total of $8,247,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchases. The Company may choose to continue such issuances and purchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on its preferred stock.

7. Stockholders’ Equity

In February of 2004, the Company issued 35,400 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $11.85 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of $419,000 for the three months ended March 31, 2004.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March, April and May of 2004, the Company granted approximately 1,343,000 shares of restricted common stock to approximately 500 of its employees (including approximately 175 employees of CCUK). These restricted shares had a weighted-average grant-date fair value of $13.99 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $18,800,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. In order to reach the first target level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $18.52 per share and $23.14 per share, respectively (125% of each of the previous target levels), for twenty consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional third of these restricted shares. The vesting terms for the restricted shares held by CCUK employees will be modified upon the closing of the sale of CCUK (see Notes 3 and 13).

On April 27, 2004, the market performance of the Company’s common stock reached the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This third target level was reached when the market price of the Company’s common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $5,378,000 for the three months ended June 30, 2004. All of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 587,300 of such shares of common stock (at a price of $14.92 per share) for a total of $8,762,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase.

8. Employee Benefit Plan

The components of net periodic pension cost for CCUK’s defined benefit pension plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands of dollars)
Service cost	$863	$666	$1,717	$1,346
Interest cost	478	652	951	1,318
Expected return on plan assets	(478)	(670)	(951)	(1,354)
Amortization of net actuarial (gain) loss	134	186	267	376

Net periodic pension cost	$997	$834	$1,984	$1,686

CCUK contributed $1,323,000 to its pension plan during the six months ended June 30, 2004, and expects to contribute a total of approximately $2,637,000 for the year ending December 31, 2004. Amounts related to CCUK’s defined benefit pension plan are included in discontinued operations on the Company’s consolidated financial statements as a result of the pending sale of CCUK (see Note 3).

9. Per Share Information

Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the assumed conversion of outstanding stock options, warrants, convertible preferred stock and convertible senior notes for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousands of dollars, except per share amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(82,930)	$(56,049)	$(156,837)	$(135,560)
Dividends on preferred stock	(17,119)	(9,332)	(34,801)	(19,028)
Gains (losses) on purchases of preferred stock	(2,962)	—	349	—

Loss from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(103,011)	(65,381)	(191,289)	(154,588)
Income from discontinued operations	2,099	16,455	7,541	30,999
Cumulative effect of change in accounting principle	—	—	(551)	—

Net loss applicable to common stock for basic and diluted computations	$(100,912)	$(48,926)	$(184,299)	$(123,589)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	215,969	221,853	216,464	220,574

Per common share—basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.48)	$(0.29)	$(0.88)	$(0.70)
Income from discontinued operations	0.01	0.07	0.03	0.14
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	$(0.47)	$(0.22)	$(0.85)	$(0.56)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses for all periods presented.

	June 30,
	2003	2004
	(In thousands)
Options to purchase shares of common stock at exercise prices currently ranging from $-0- to $39.75 per share	21,921	15,800
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	1,000
Shares of 8¼% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock	8,625	8,625
Shares of restricted common stock	3,781	1,398
4% Convertible Senior Notes which are convertible into shares of common stock	—	21,237

Total potential common shares	43,409	56,142

10. Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

11. Operating Segments

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs and dividends on preferred stock, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments.

As a result of the pending sale of CCUK, the Company has restated its financial statements to present CCUK’s results of operations and cash flows as amounts from discontinued operations (see Note 3). Such restatements have been made for all periods presented. The financial results for the Company’s operating segments are as follows:

	Three Months Ended June 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$93,114	$—	$10,536	$27,713	$—	$131,363
Network services and other	15,252	—	1,123	2,138	—	18,513

	108,366	—	11,659	29,851	—	149,876

Costs of operations (exclusive of depreciation, amortization and accretion)	38,971	—	4,192	10,952	—	54,115
General and administrative	14,445	—	2,630	1,278	4,332	22,685
Corporate development	—	—	—	—	371	371

Adjusted EBITDA	54,950	—	4,837	17,621	(4,703)	72,705
Asset write-down charges	1,004	—	—	864	—	1,868
Non-cash general and administrative compensation charges	2,836	—	26	632	2,709	6,203
Depreciation, amortization and accretion	46,060	—	4,505	10,501	53	61,119

Operating income (loss)	5,050	—	306	5,624	(7,465)	3,515
Interest and other income (expense)	386	—	(489)	126	(1,372)	(1,349)
Interest expense and amortization of deferred financing costs	(15,643)	—	(1,357)	(2,460)	(37,108)	(56,568)
Provision for income taxes	—	—	(184)	—	—	(184)
Minority interests	—	—	747	(2,210)	—	(1,463)
Income from discontinued operations	—	16,455	—	—	—	16,455

Net income (loss)	$(10,207)	$16,455	$(977)	$1,080	$(45,945)	$(39,594)

Capital expenditures	$10,610		$280	$1,745	$46	$12,681

Total assets (at period end)	$3,058,356	$2,060,474	$310,213	$771,527	$169,636	$6,370,206

For the three months ended June 30, 2004, CCUK’s capital expenditures of $9,386,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$185,736	$—	$18,810	$55,786	$—	$260,332
Network services and other	27,226	—	2,327	3,663	—	33,216

	212,962	—	21,137	59,449	—	293,548

Costs of operations (exclusive of depreciation, amortization and accretion)	75,341	—	8,622	22,083	—	106,046
General and administrative	26,348	—	5,010	2,726	10,211	44,295
Corporate development	—	—	—	—	810	810

Adjusted EBITDA	111,273	—	7,505	34,640	(11,021)	142,397
Restructuring charges (credits)	—	—	—	—	(33)	(33)
Asset write-down charges	2,772	—	—	1,044	—	3,816
Non-cash general and administrative compensation charges	3,647	—	41	805	3,925	8,418
Depreciation, amortization and accretion	91,809	—	9,333	20,851	351	122,344

Operating income (loss)	13,045	—	(1,869)	11,940	(15,264)	7,852
Interest and other income (expense)	170	—	(321)	107	(26,332)	(26,376)
Interest expense and amortization of deferred financing costs	(31,667)	—	(2,460)	(5,140)	(74,623)	(113,890)
Provision for income taxes	—	—	(337)	—	—	(337)
Minority interests	—	—	1,875	(4,684)	—	(2,809)
Income from discontinued operations	—	30,999	—	—	—	30,999

Net income (loss)	$(18,452)	$30,999	$(3,112)	$2,223	$(116,219)	$(104,561)

Capital expenditures	$16,172		$585	$2,479	$221	$19,457

For the six months ended June 30, 2004, CCUK’s capital expenditures of $22,058,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$85,202	$—	$6,142	$25,302	$—	$116,646
Network services and other	14,698	—	858	4,073	—	19,629

	99,900	—	7,000	29,375	—	136,275

Costs of operations (exclusive of depreciation, amortization and accretion)	38,282	—	3,068	11,454	—	52,804
General and administrative	13,779	—	1,648	1,503	5,290	22,220
Corporate development	—	—	—	—	918	918

Adjusted EBITDA	47,839	—	2,284	16,418	(6,208)	60,333
Restructuring charges	2,314	—	—	35	—	2,349
Asset write-down charges	1,361	—	—	19	—	1,380
Non-cash general and administrative compensation charges	2,693	—	—	632	2,509	5,834
Depreciation, amortization and accretion	45,786	—	4,005	10,392	580	60,763

Operating income (loss)	(4,315)	—	(1,721)	5,340	(9,297)	(9,993)
Interest and other income (expense)	433	—	215	(8,126)	(793)	(8,271)
Interest expense and amortization of deferred financing costs	(8,373)	—	(940)	(3,824)	(50,672)	(63,809)
Provision for income taxes	—	—	(127)	—	—	(127)
Minority interests	141	—	901	(1,772)	—	(730)
Income from discontinued operations	—	2,099	—	—	—	2,099

Net income (loss)	$(12,114)	$2,099	$(1,672)	$(8,382)	$(60,762)	$(80,831)

Capital expenditures	$4,723		$277	$2,985	$4	$7,989

For the three months ended June 30, 2003, CCUK’s capital expenditures of $12,760,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$168,101	$—	$12,128	$50,252	$—	$230,481
Network services and other	28,150	—	1,642	6,756	—	36,548

	196,251	—	13,770	57,008	—	267,029

Costs of operations (exclusive of depreciation, amortization and accretion)	76,205	—	5,926	22,892	—	105,023
General and administrative	26,063	—	3,348	3,124	10,203	42,738
Corporate development	—	—	—	—	2,538	2,538

Adjusted EBITDA	93,983	—	4,496	30,992	(12,741)	116,730
Restructuring charges	2,314	—	—	35	—	2,349
Asset write-down charges	1,361	—	—	19	—	1,380
Non-cash general and administrative compensation charges	3,877	—	—	692	3,159	7,728
Depreciation, amortization and accretion	92,660	—	7,728	20,858	980	122,226

Operating income (loss)	(6,229)	—	(3,232)	9,388	(16,880)	(16,953)
Interest and other income (expense)	521	—	397	(8,102)	(3,650)	(10,834)
Interest expense and amortization of deferred financing costs	(16,922)	—	(1,835)	(7,765)	(100,998)	(127,520)
Provision for income taxes	—	—	(243)	—	—	(243)
Minority interests	(15)	—	1,737	(3,009)	—	(1,287)
Income from discontinued operations	—	7,541	—	—	—	7,541
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	—	(57)	(100)	—	(551)

Net income (loss)	$(23,039)	$7,541	$(3,233)	$(9,588)	$(121,528)	$(149,847)

Capital expenditures	$8,069		$1,260	$5,192	$89	$14,610

For the six months ended June 30, 2003, CCUK’s capital expenditures of $58,988,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Restructuring Charges and Asset Write-Down Charges

At December 31, 2003 and June 30, 2004, other accrued liabilities includes $2,716,000 and $2,080,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Six Months Ended June 30, 2004
	CCUSA	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$492	$—	$33	$525
Costs of office closures and other	2,143	48	—	2,191

	2,635	48	33	2,716

Amounts charged (credited) to expense:
Employee severance	—	—	(33)	(33)
Costs of office closures and other	—	—	—	—

Total restructuring charges (credits)	—	—	(33)	(33)

Amounts paid:
Employee severance	(333)	—	—	(333)
Costs of office closures and other	(239)	(31)	—	(270)

	(572)	(31)	—	(603)

Amounts accrued at end of period:
Employee severance	159	—	—	159
Costs of office closures and other	1,904	17	—	1,921

	$2,063	$17	$—	$2,080

During the six months ended June 30, 2004, the Company abandoned or disposed of certain tower sites and sites in development and recorded asset write-down charges of $2,772,000 for CCUSA and $1,044,000 for Crown Atlantic.

13. Subsequent Events

In August of 2004, the Company began purchasing its common stock in public market transactions. Through August 5, 2004, the Company purchased a total of 730,400 shares of common stock. The Company utilized $9,803,000 in cash from an Unrestricted investment subsidiary to effect these common stock purchases.

Upon the closing of the sale of CCUK to National Grid, the Company’s stock-based employee compensation awards (comprised of restricted stock awards and stock options) granted to CCUK employees (other than Peter Abery, the President and Managing Director of CCUK) will be modified as to the terms of their vesting and exercise. Such awards will continue to vest after the closing until either April 1, 2005 or September 30, 2005, depending on the position held by the CCUK employee. Further, vested stock options will be exercisable until either September 30, 2005 or December 30, 2005, again depending on the position held by the CCUK employee. As of August 5, 2004, the number of shares of the Company’s common stock subject to awards held by CCUK employees includes (1) 352,939 shares of restricted common stock, (2) 646,974 shares for unvested stock options and (3) 1,251,270 shares for vested stock options. The Company expects that the modifications to these awards will generally be treated as the grant of new awards for accounting purposes. As such, compensation charges related to the modified awards will be recognized as part of the calculation of the net gain on the sale of CCUK when the transaction is closed. The awards held by Peter Abery are subject to a severance agreement with stock options vesting and restricted stock awards eligible for vesting over a period of 36 months from the closing date of the CCUK transaction. See Notes 3 and 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of June 30, 2004 and our consolidated results of operations for the three- and six-month periods ended June 30, 2003 and 2004. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other nonhistorical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Liquidity and Capital Resources — Factors That Could Affect Future Results”.

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

On June 28, 2004, we signed a definitive agreement to sell our UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. See “–Liquidity and Capital Resources”.

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 20, 2003		Three Months Ended June 30, 2004		Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$116,646	85.6%	$131,363	87.6%	$230,481	86.3%	$260,332	88.7%
Network services and other	19,629	14.4	18,513	12.4	36,548	13.7	33,216	11.3

Total net revenues	136,275	100.0	149,876	100.0	267,029	100.0	293,548	100.0

Operating expenses:
Costs of operations:
Site rental	39,985	34.3	41,843	31.9	80,593	35.0	82,778	31.8
Network services and other	12,819	65.3	12,272	66.3	24,430	66.8	23,268	70.1

Total costs of operations	52,804	38.7	54,115	36.1	105,023	39.3	106,046	36.1
General and administrative	22,220	16.3	22,685	15.1	42,738	16.0	44,295	15.1
Corporate development	918	0.7	371	0.3	2,538	0.9	810	0.3
Restructuring charges (credits)	2,349	1.7	—	—	2,349	0.9	(33)	—
Asset write-down charges	1,380	1.0	1,868	1.3	1,380	0.5	3,816	1.3
Non-cash general and administrative compensation charges	5,834	4.3	6,203	4.1	7,728	2.9	8,418	2.8
Depreciation, amortization and accretion	60,763	44.6	61,119	40.8	122,226	45.8	122,344	41.7

Operating income (loss)	(9,993)	(7.3)	3,515	2.3	(16,953)	(6.3)	7,852	2.7
Other income (expense):
Interest and other income (expense)	(8,271)	(6.1)	(1,349)	(0.9)	(10,834)	(4.0)	(26,376)	(9.0)
Interest expense and amortization of deferred financing costs	(63,809)	(46.8)	(56,568)	(37.7)	(127,520)	(47.8)	(113,890)	(38.8)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(82,073)	(60.2)	(54,402)	(36.3)	(155,307)	(58.1)	(132,414)	(45.1)
Provision for income taxes	(127)	(0.1)	(184)	(0.1)	(243)	(0.1)	(337)	(0.1)
Minority interests	(730)	(0.5)	(1,463)	(1.0)	(1,287)	(0.5)	(2,809)	(1.0)

Loss from continuing operations before cumulative effect of change in accounting principle	(82,930)	(60.8)	(56,049)	(37.4)	(156,837)	(58.7)	(135,560)	(46.2)
Income from discontinued operations	2,099	1.5	16,455	11.0	7,541	2.8	30,999	10.6

Loss before cumulative effect of change in accounting principle	(80,831)	(59.3)	(39,594)	(26.4)	(149,296)	(55.9)	(104,561)	(35.6)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	(551)	(0.2)	—	—

Net loss	$(80,831)	(59.3)%	$(39,594)	(26.4)%	$(149,847)	(56.1)%	$(104,561)	(35.6)%

Comparison of Three Months Ended June 30, 2004 and 2003

Site rental revenues for the three months ended June 30, 2004 were $131.4 million, an increase of $14.7 million, or 12.6%, from the three months ended June 30, 2003. Of this increase, $7.9 million was attributable to CCUSA, $4.4 million was attributable to CCAL and $2.4 million was attributable to Crown Atlantic. Network services and other revenues for the three months ended June 30, 2004 were $18.5 million, a decrease of $1.1 million from the three months ended June 30, 2003. This decrease was primarily attributable to a $1.9 million decrease from Crown Atlantic, partially offset by a $0.6 million increase from CCUSA and a $0.3 million increase from CCAL.

Total revenues for the three months ended June 30, 2004 were $149.9 million, a net increase of $13.6 million from the three months ended June 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. In addition, CCAL’s site rental revenues for the three months ended June 30, 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic as we continue to de-emphasize this area of our business.

Site rental costs of operations for the three months ended June 30, 2004 were $41.8 million, an increase of $1.9 million from the three months ended June 30, 2003. This increase was primarily attributable to cost increases of $0.7 million for CCUSA, $1.0 million for CCAL and $0.2 million for Crown Atlantic. Network services and other costs of operations for the three months ended June 30, 2004 were $12.3 million, a decrease of $0.5 million from the three months ended June 30, 2003. This decrease was primarily attributable to a $0.7 million decrease in costs from Crown Atlantic, partially offset by a $0.1 million increase in costs from CCAL.

Total costs of operations for the three months ended June 30, 2004 were $54.1 million, a net increase of $1.3 million from the three months ended June 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 68.1% for the three months ended June 30, 2004 from 65.7% for the three months ended June 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 33.7% for the three months ended June 30, 2004 from 34.7% for the three months ended June 30, 2003 because of lower margins from the Crown Atlantic operations, partially offset by higher margins from the CCUSA operations.

General and administrative expenses for the three months ended June 30, 2004 were $22.7 million, an increase of $0.5 million from the three months ended June 30, 2003. This increase was primarily attributable to:

(1)	a $1.0 million increase in expenses at CCAL (attributable to increased employee and other costs associated with increased business activity), and

(2)	a $0.7 million increase in expenses at CCUSA (attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA), partially offset by

(3)	a $1.0 million decrease in expenses at our corporate office segment (attributable to the transfer of such strategic business unit from the corporate office segment to CCUSA), and

(4)	a $0.2 million decrease in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased to 15.1% for the three months ended June 30, 2004 from 16.3% for the three months ended June 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

Corporate development expenses for the three months ended June 30, 2004 were $0.4 million, compared to $0.9 million for the three months ended June 30, 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

During the three months ended June 30, 2004, we recorded asset write-down charges of $1.9 million for CCUSA and Crown Atlantic. Such non-cash charges related to the abandonment or disposal of certain tower sites and sites in development.

For the three months ended June 30, 2004, we recorded non-cash general and administrative compensation charges of $6.2 million related to the issuance of stock and stock options to certain employees and executives, compared to $5.8 million for the three months ended June 30, 2003. On April 27, 2004, the market performance of our common stock reached the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This third target level was reached when the market price of our common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $5.4 million for the second quarter of 2004. The restricted common shares that were issued during the first quarter of 2003 were granted to approximately 350 employees, while the restricted common shares that were issued in March through May of 2004 were granted to approximately 500 employees (including approximately 175 employees of CCUK).

Depreciation, amortization and accretion for the three months ended June 30, 2004 was $61.1 million, an increase of $0.4 million from the three months ended June 30, 2003. This increase was primarily attributable to:

(1)	a $0.5 million increase in depreciation from CCAL,

(2)	a $0.3 million increase in depreciation from CCUSA, and

(3)	a $0.1 million increase in depreciation from Crown Atlantic, partially offset by

(4)	a $0.5 million decrease in depreciation at our corporate office segment.

Interest and other income (expense) for the three months ended June 30, 2004 resulted primarily from:

(1)	$1.4 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(2)	interest income and foreign exchange gains from invested cash balances.

Interest expense and amortization of deferred financing costs for the three months ended June 30, 2004 was $56.6 million, a decrease of $7.2 million, or 11.3%, from the three months ended June 30, 2003. This decrease was primarily attributable to:

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

Minority interests represent the minority partner’s interest in Crown Atlantic’s operations (43.1% through April 30, 2003 and 37.245% since May 1, 2003), the minority partner’s interest in the operations of the Crown Castle GT joint venture (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations.

Comparison of Six Months Ended June 30, 2004 and 2003

Site rental revenues for the six months ended June 30, 2004 were $260.3 million, an increase of $29.9 million, or 13.0%, from the six months ended June 30, 2003. Of this increase, $17.6 million was attributable to CCUSA, $6.7 million was attributable to CCAL and $5.5 million was attributable to Crown Atlantic. Network services and other revenues for the six months ended June 30, 2004 were $33.2 million, a decrease of $3.3 million from the six months ended June 30, 2003. This decrease was primarily attributable to a $0.9 million decrease from CCUSA and a $3.1 million decrease from Crown Atlantic, partially offset by a $0.7 million increase from CCAL.

Total revenues for the six months ended June 30, 2004 were $293.5 million, a net increase of $26.5 million from the six months ended June 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. In addition, CCAL’s site rental revenues for the six months ended June 30, 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic as we continue to de-emphasize this area of our business.

Site rental costs of operations for the six months ended June 30, 2004 were $82.8 million, an increase of $2.2 million from the six months ended June 30, 2003. This increase was primarily attributable to a cost increase of $2.4 million for CCAL, partially offset by a cost decrease of $0.2 million for CCUSA. Network services and other costs of operations for the six months ended June 30, 2004 were $23.3 million, a decrease of $1.2 million from the six months ended June 30, 2003. This decrease was primarily attributable to a $0.6 million decrease in costs from CCUSA and a $0.8 million decrease in costs from Crown Atlantic, partially offset by a $0.2 million increase in costs from CCAL.

Total costs of operations for the six months ended June 30, 2004 were $106.0 million, a net increase of $1.0 million from the six months ended June 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 68.2% for the six months ended June 30, 2004 from 65.0% for the six months ended June 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 29.9% for the six months ended June 30, 2004 from 33.2% for the six months ended June 30, 2003 because of lower margins from the Crown Atlantic operations.

General and administrative expenses for the six months ended June 30, 2004 were $44.3 million, an increase of $1.6 million from the six months ended June 30, 2003. This increase was primarily attributable to:

(1)	a $1.7 million increase in expenses at CCAL (attributable to increased employee and other costs associated with increased business activity), and

(2)	a $0.3 million increase in expenses at CCUSA (attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA), partially offset by

(3)	a $0.4 million decrease in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased to 15.1% for the six months ended June 30, 2004 from 16.0% for the six months ended June 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

Corporate development expenses for the six months ended June 30, 2004 were $0.8 million, compared to $2.5 million for the six months ended June 30, 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

During the six months ended June 30, 2004, we recorded asset write-down charges of $3.8 million for CCUSA and Crown Atlantic. Such non-cash charges related to the abandonment or disposal of certain tower sites and sites in development.

For the six months ended June 30, 2004, we recorded non-cash general and administrative compensation charges of $8.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $7.7 million for the six months ended June 30, 2003. On April 27, 2004, the market performance of our common stock reached the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This third target level was reached when the market price of our common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $5.4 million for the second quarter of 2004. The restricted common shares that were issued during the first quarter of 2003 were granted to approximately 350 employees, while the restricted common shares that were issued in March through May of 2004 were granted to approximately 500 employees (including approximately 175 employees of CCUK).

Depreciation, amortization and accretion for the six months ended June 30, 2004 was $122.3 million, an increase of $0.1 million from the six months ended June 30, 2003. This increase was primarily attributable to:

(1)	a $1.6 million increase in depreciation from CCAL, partially offset by

(2)	a $0.9 million decrease in depreciation from CCUSA, and

(3)	a $0.6 million decrease in depreciation at our corporate office segment.

Interest and other income (expense) for the six months ended June 30, 2004 resulted primarily from:

(1)	losses of $24.4 million from purchases of our debt securities (see “—Liquidity and Capital Resources”) and

(2)	approximately $2.6 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income and foreign exchange gains from invested cash balances.

Interest expense and amortization of deferred financing costs for the six months ended June 30, 2004 was $113.9 million, a decrease of $13.6 million, or 10.7%, from the six months ended June 30, 2003. This decrease was primarily attributable to:

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

Minority interests represent the minority partner’s interest in Crown Atlantic’s operations (43.1% through April 30, 2003 and 37.245% since May 1, 2003), the minority partner’s interest in the operations of the Crown Castle GT joint venture (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations.

Liquidity and Capital Resources

On June 28, 2004, we signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2.035 billion in cash. The closing date of the transaction, subject to certain approvals, is expected to be on or before September 30, 2004. In accordance with the terms of our 2000 credit facility, we will be required to use $1.275 billion of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 credit facility. The remaining proceeds from the transaction will be used for general corporate purposes, which could include the repayment of outstanding indebtedness and/or investments in new business opportunities in the United States. Under the terms of the indentures governing our public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from our bondholders at the outstanding principal amount plus accrued interest. As a result of the pending sale of CCUK, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented.

After closing the sale of CCUK and repaying the outstanding borrowings under the 2000 credit facility, we anticipate replacing such facility with new senior indebtedness. We currently expect that the principal amount of such new senior indebtedness would range from $500 million to $800 million. In addition, we anticipate that we may purchase additional debt securities with the remaining proceeds from the CCUK sale. Such purchases would likely be from the outstanding 10 3/4% senior notes, 9 3/8% senior notes, 10 3/8% discount notes, 9% senior notes, 11 1/4% discount notes and 9 1/2% senior notes, and could involve public market purchases, contractual redemptions or tender offers. The following discussion is written from our historical perspective on our liquidity and capital resources prior to the CCUK sale. Subsequent to closing the CCUK sale and restructuring our balance sheet as anticipated, we expect that this discussion will reflect an improved liquidity position with less financial risk.

Since inception, we have generally funded our activities, other than acquisitions and investments, through cash provided by operations, excess proceeds from contributions of equity capital and borrowings under our senior credit facilities. We have generally financed acquisitions and investments with the proceeds from equity contributions, borrowings under our senior credit facilities and issuances of debt securities.

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

Our business strategy contemplates substantial capital expenditures, although significantly reduced from previous years’ levels, in connection with the further improvement, maintenance and selective expansion of our existing tower portfolios. During 2004, we expect that the majority of our discretionary capital expenditures will occur in connection with additional site improvements.

A summary of our net cash provided by operating activities and capital expenditures (both amounts from our consolidated statement of cash flows) is as follows:

	Six Months Ended June 30,
	2003	2004
	(In thousands of dollars)
Net cash provided by operating activities	$31,635	$21,981
Capital expenditures	14,610	19,457

The decrease in net cash from operating activities for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 is largely due to an increase in cash interest paid and the continued decline in our network services business, partially offset by growth in our core site leasing business. Changes in working capital, and particularly changes in accrued interest, have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various senior notes issues. In addition, the debt refinancing transactions we completed in 2003 and 2004 have impacted the timing of our interest payments as compared to prior periods. Cash interest payments for the six months ended June 30, 2004, as compared to the comparable prior year period, were increased by payments related to the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes. The proceeds from these three debt issues were used in 2003 to retire the 10 5/8% discount notes (which required cash interest payments beginning on May 15, 2003) and a portion of the 10 3/8% discount notes and the 11 1/4% discount notes (which were not going to require cash interest payments until November 15, 2004 and February 1, 2005, respectively). Cash interest payments for the six months ended June 30, 2004 were also impacted by increased borrowings under the amended 2000 credit facility, a portion of which were used to retire CCUK’s outstanding indebtedness in 2003. For the year ending December 31, 2004, we expect that our net cash from operating activities will be positively impacted by continued growth in our core site leasing business, but we do not expect to benefit from improvements in working capital to the same extent as in 2003.

Our capital expenditures can be separated into two general categories: (1) maintenance (which includes maintenance activities on our sites, vehicles, information technology equipment and office equipment), and (2) revenue generating (which includes tower improvements, enhancements to their structural capacity in order to support additional leasing and the construction of new towers and rooftop sites). For the second quarter of 2004, total capital expenditures were $12.7 million, of which $3.5 million were for maintenance activities and $9.2 million were for revenue generating activities.

Capital expenditures were $19.5 million for the six months ended June 30, 2004, of which $16.2 million were for CCUSA, $0.6 million were for CCAL, $2.5 million were for Crown Atlantic and $0.2 million were for CCIC. For the year ending December 31, 2004, we currently expect that our total capital expenditures will be between approximately $40.0 million and $50.0 million, of which approximately $33.0 million to $40.0 million will be for revenue generating activities and approximately $7.0 million to $10.0 million will be for maintenance activities. As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above. Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

To fund the execution of our business strategy, we expect to use our available cash balances and cash provided by future operations. We do not currently expect to utilize further borrowings available under our U.S. credit facilities in any significant amounts prior to the expected closing for the sale of CCUK. We may have additional cash needs to fund our operations in the future should our financial performance deteriorate. We may also have additional cash needs in the future if additional tower acquisitions, build-to-suit or other opportunities arise. If we do not otherwise have cash available, or borrowings under our credit facilities have otherwise been utilized, when our cash need arises, we would be forced to seek additional debt or equity financing or to forego the opportunity. In the event we determine to seek additional debt or equity financing, there can be no assurance that any such financing will be available, on commercially acceptable terms or at all, or permitted by the terms of our existing indebtedness.

As of June 30, 2004, we had consolidated cash and cash equivalents of $232.5 million (including $65.0 million at CCUSA, $39.8 million at CCUK, $14.5 million at CCAL, $20.8 million at Crown Atlantic, $69.2 million in an unrestricted investment subsidiary and $23.2 million at CCIC), consolidated long-term debt of $3,174.1 million, consolidated redeemable preferred stock of $507.4 million and consolidated stockholders’ equity of $1,912.9 million.

For the six months ended June 30, 2003 and 2004, our net cash used for financing activities was $80.0 million and $287.9 million, respectively. The amount for 2004 is largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure. Following is a summary of significant financing transactions completed in 2004.

On December 5, 2003, we commenced cash tender offers and consent solicitations for all of our outstanding 9% senior notes and 9½% senior notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% senior notes and 109.140% of the outstanding principal amount for the 9½% senior notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, we (1) utilized $147.0 million of our cash to purchase the $135.6 million in outstanding principal amount of the tendered 9% senior notes, including accrued interest thereon of $1.8 million, and (2) utilized $124.0 million of our cash to purchase the $109.5 million in outstanding principal amount of the tendered 9½% senior notes, including accrued interest thereon of $4.5 million. The purchase of the tendered 9% senior notes resulted in a loss of $12.5 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2.8 million) and the excess of the total purchase price over the carrying value of the tendered notes ($9.7 million). The purchase of the tendered 9½% senior notes resulted in a loss of $11.7 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1.7 million) and the excess of the total purchase price over the carrying value of the tendered notes ($10.0 million). Such losses are included in interest and other income (expense) on our consolidated statement of operations for the six months ended June 30, 2004. The 9% senior notes and 9½% senior notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2003. Upon completion of these tender offers, the outstanding balances for the 9% senior notes and the 9½% senior notes were $26.1 million and $4.8 million, respectively.

In January of 2004, we (1) utilized $1.6 million of our cash to purchase $1.5 million in outstanding principal amount at maturity of our 10 3/8% discount notes and (2) utilized $1.0 million of our cash to purchase $1.0 million in outstanding principal amount at maturity of our 11 1/4% discount notes, both in public market transactions. The debt purchases resulted in losses of $0.2 million that are included in interest and other income (expense) on our consolidated statement of operations for the six months ended June 30, 2004.

During the six months ended June 30, 2004, Crown Atlantic repaid $15.0 million in outstanding borrowings under its credit facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301.1 million to $250.0 million.

In March and June of 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 0.6 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% convertible preferred stock, we repurchased the 0.6 million shares of common stock from the dividend paying agent for a total of $8.2 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchases. We may choose to continue such issuances and purchases of stock in the future in order to avoid further dilution caused by the issuance of common stock as dividends on our preferred stock.

In April of 2004, the restrictions expired with respect to the final third of the outstanding restricted common shares that had been issued during the first quarter of 2003 (see “—Results of Operations”). All of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 0.6 million of such shares of common stock (at a price of $14.92 per share) for a total of $8.8 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchase.

In August of 2004, we began purchasing our common stock in public market transactions. Through August 5, 2004, we purchased a total of 0.7 million shares of common stock. We utilized $9.8 million in cash from an unrestricted investment subsidiary to effect these common stock purchases.

We seek to allocate our available capital among the investment alternatives that provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to (1) acquire sites, build new towers and make improvements to existing towers and (2) make investments in emerging businesses that are complementary to our core site leasing business when the expected returns from such investments meet our investment return criteria. In addition, we may continue to utilize a portion of our available cash balances to purchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

As of July 31, 2004, our restricted U.S., U.K. and Australian subsidiaries had approximately $317.2 million of unused borrowing availability under the amended 2000 credit facility. As of July 31, 2004, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $70.0 million. Our credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends to CCIC. As discussed above, we will be required to use a portion of the proceeds from the pending sale of CCUK to fully repay the outstanding borrowings under our 2000 credit facility. As a result, we have reclassified the outstanding borrowings under the 2000 credit facility as a current liability on our consolidated balance sheet as of June 30, 2004.

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

If we are unable to refinance our indebtedness or renegotiate the terms of such debt prior to maturity, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 4% senior notes, our 10 3/8% discount notes, our 9% senior notes, our 9 1/2% senior notes, our 10 3/4% senior notes, our 9 3/8% senior notes, our 7.5% senior notes and our 7.5% Series B senior notes require annual cash interest payments of $9.2 million, $1.2 million, $2.4 million, $0.5 million, $46.1 million, $38.2 million, $22.5 million and $22.5 million, respectively. Prior to August 1, 2004, the interest expense on our 11 1/4% discount notes will be comprised solely of the amortization of original issue discount. Thereafter, the 11 1/4% discount notes will require annual cash interest payments of $1.2 million. In addition, our credit facilities require periodic interest payments on amounts borrowed thereunder, which amounts are substantial.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$141,960	$90,543	$—	$232,503
Assets of discontinued operations	2,019,785	843	—	2,020,628
Other current assets	67,560	8,114	—	75,674
Property and equipment, net	2,937,291	685,064	—	3,622,355
Investments in Unrestricted Subsidiaries	512,403	—	(512,403)	—
Goodwill	211,694	55,377	—	267,071
Other assets, net	110,504	41,471	—	151,975

	$6,001,197	$881,412	$(512,403)	$6,370,206

Current liabilities	$1,416,815	$18,770	$—	$1,435,585
Liabilities of discontinued operations	354,416	656	—	355,072
Long-term debt, less current maturities	1,718,752	180,000	—	1,898,752
Other liabilities	47,582	5,221	—	52,803
Minority interests	43,338	164,362	—	207,700
Redeemable preferred stock	507,371	—	—	507,371
Stockholders’ equity	1,912,923	512,403	(512,403)	1,912,923

	$6,001,197	$881,412	$(512,403)	$6,370,206

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$119,760	$30,116	$149,876	$233,834	$59,714	$293,548
Costs of operations (exclusive of depreciation, amortization and accretion)	42,845	11,270	54,115	83,645	22,401	106,046
General and administrative	20,212	2,473	22,685	38,700	5,595	44,295
Corporate development	371	—	371	810	—	810
Restructuring charges (credits)	—	—	—	(33)	—	(33)
Asset write-down charges	1,004	864	1,868	2,772	1,044	3,816
Non-cash general and administrative compensation charges	5,570	633	6,203	7,611	807	8,418
Depreciation, amortization and accretion	50,579	10,540	61,119	101,290	21,054	122,344

Operating income (loss)	(821)	4,336	3,515	(961)	8,813	7,852
Interest and other income (expense)	(277)	(1,072)	(1,349)	(24,351)	(2,025)	(26,376)
Interest expense and amortization of deferred financing costs	(54,108)	(2,460)	(56,568)	(108,750)	(5,140)	(113,890)
Provision for income taxes	(184)	—	(184)	(337)	—	(337)
Minority interests	747	(2,210)	(1,463)	1,875	(4,684)	(2,809)
Income (loss) from discontinued operations	16,623	(168)	16,455	31,167	(168)	30,999

Net income (loss)	$(38,020)	$(1,574)	$(39,594)	$(101,357)	$(3,204)	$(104,561)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10 3/4% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(In thousands of dollars)

Tower Cash Flow, for the three months ended June 30, 2004	$116,118

Consolidated Cash Flow, for the twelve months ended June 30, 2004	$400,398
Less: Tower Cash Flow, for the twelve months ended June 30, 2004	(428,308)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2004	464,472

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2004	$436,562

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow continue to include the operating results from CCUK, and will do so until the pending sale of CCUK is closed. See “—Liquidity and Capital Resources”.

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

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	We may not be able to close the sale of our UK business in the time frame anticipated or at all.

•	Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests. If we fail to comply with our covenants, our debt may be accelerated.

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss, consolidation, network sharing or financial instability of any of our limited number of customers may materially decrease revenues.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business and the business of our customers.

•	We operate in a competitive industry and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact the growth in our revenues.

•	2.5G/3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our sites and towers and may not be able to maintain these leases.

•	We may need additional financing, which may not be available, for strategic growth opportunities or contractual obligations.

•	Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We are heavily dependent on our senior management.

•	We may suffer from future claims if radio frequency emissions from equipment on our sites and towers are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Our international operations expose us to changes in foreign currency exchange rates.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Disputes with customers and suppliers may adversely affect results.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. As of June 30, 2004, we have $1,455.4 million of floating rate indebtedness, of which $67.5 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement. In addition, the $1,275.4 million of floating rate indebtedness outstanding under our 2000 credit facility as of June 30, 2004 will have to be fully repaid from the proceeds of the pending sale of CCUK (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The closing date of that transaction is expected to be on or before September 30, 2004. As a result, a fluctuation in market interest rates of one percentage point in 2004 would impact our interest expense by approximately $10.8 million.

The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK’s and CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations. The pending sale of CCUK will generally eliminate our foreign currency risks related to the British pound sterling. In addition, substantially all of the cash consideration for the CCUK sale is denominated in United States dollars, so we have no significant foreign currency risk related to that transaction.

The foreign currency exchange rates used to translate the 2003 and 2004 financial statements for CCAL were as follows:

CCAL (Australian dollar)
Average exchange rate for:
January 2003	$0.5829
February 2003	0.5956
March 2003	0.6015
April 2003	0.6100
May 2003	0.6468
June 2003	0.6652
January 2004	0.7717
February 2004	0.7770
March 2004	0.7496
April 2004	0.7443
May 2004	0.7039
June 2004	0.6937
Ending exchange rate for:
December 2003	0.7520
June 2004	0.6952

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 26, 2004, at which meeting the stockholders voted to (1) elect Randall A. Hack, Edward C. Hutcheson, Jr. and J. Landis Martin as Class III directors, (2) approve the Company’s 2004 Stock Incentive Plan, (3) ratify the appointment of KPMG LLP as independent public accountants for 2004 and (4) reject a stockholder proposal regarding implementation of the MacBride Principles. The voting results for each proposal submitted to a vote is as listed below.

Election of Class III Directors

Randall A. Hack – 203,631,794 votes for and 8,881,523 votes withheld.

Edward C. Hutcheson, Jr. – 158,291,802 votes for and 54,221,515 votes withheld.

J. Landis Martin – 204,394,269 votes for and 8,119,048 votes withheld.

The other directors whose term of office as a director continued after the meeting are: Dale N. Hatfield, Lee W. Hogan and Robert F. McKenzie as Class I directors; and Carl Ferenbach, Ari Q. Fitzgerald, John P. Kelly and William D. Strittmater as Class II directors.

Approval of Company’s 2004 Stock Incentive Plan

131,416,583 votes for, 49,986,587 votes against and 139,082 votes abstaining.

Ratification of Appointment of KPMG LLP as Independent Auditors for 2004

210,736,992 votes for, 1,732,101 votes against and 44,224 votes abstaining.

Stockholder Proposal Regarding MacBride Principles

5,582,583 votes for, 159,610,867 votes against and 16,348,802 votes abstaining.

The holders of the Company’s 8 1/4% Convertible Preferred Stock were entitled to vote on an as converted basis on each of the proposals with the common stock, voting as a single class, and such votes are included in the voting results of the common stock set forth for each of the proposals above.

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

(b) Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated April 14, 2004 with the SEC on April 15, 2004 furnishing under Items 7 and 12 a press release dated April 14, 2004 announcing that the Registrant had increased certain elements of its outlook for full year 2004.

The Registrant filed a Current Report on Form 8-K dated May 5, 2004 with the SEC on May 6, 2004 furnishing under Items 7 and 12 a press release dated May 5, 2004 disclosing its financial results for the first quarter of 2004.

The Registrant filed a Current Report on Form 8-K dated June 28, 2004 with the SEC on June 28, 2004 (1) disclosing pursuant to Item 5 that it had issued a press release dated June 28, 2004 announcing that it had signed a definitive agreement to sell CCUK, its UK subsidiary, to National Grid Transco Plc for $2.035 billion in cash and (2) furnishing such press release pursuant to Items 7 and 9.

The Registrant filed a Current Report on Form 8-K dated June 28, 2004 with the SEC on June 30, 2004 (1) describing under Item 5 certain terms of the definitive agreement relating to the sale of CCUK and (2) filing such definitive agreement pursuant to Item 7.

The Registrant filed a Current Report on Form 8-K dated June 28, 2004 with the SEC on July 9, 2004 furnishing under Item 9 certain Unaudited Pro Forma Condensed Consolidated Financial Information of the Registrant.

The Registrant filed a Current Report on Form 8-K dated July 28, 2004 with the SEC on July 30, 2004 furnishing under Items 7 and 12 a press release dated July 28, 2004 and a press release dated July 29, 2004 disclosing its financial results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 6, 2004	By:	/S/ W. BENJAMIN MORELAND
W. Benjamin Moreland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004	By:	/S/ WESLEY D. CUNNINGHAM
Wesley D. Cunningham
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)