Form 10-Q
period 2004-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2004-11-08
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

Number of shares of common stock outstanding at October 31, 2004: 223,591,172

CROWN CASTLE INTERNATIONAL CORP.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$436,184	$908,505
Receivables:
Trade, net of allowance for doubtful accounts of $7,603 and $6,763 at December 31, 2003 and September 30, 2004, respectively	37,289	29,977
Other	930	10,479
Inventories	9,615	8,368
Prepaid expenses and other current assets	32,133	31,916
Assets of discontinued operations (Notes 1 and 3)	2,052,510	—

Total current assets	2,568,661	989,245
Property and equipment, net of accumulated depreciation of $916,004 and $1,090,112 at December 31, 2003 and September 30, 2004, respectively	3,755,073	3,583,257
Goodwill	267,071	267,071
Deferred financing costs and other assets, net of accumulated amortization of $39,692 and $33,189 at December 31, 2003 and September 30, 2004, respectively	146,786	133,105

	$6,737,591	$4,972,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,785	$8,963
Accrued interest	49,063	32,559
Accrued compensation and related benefits	13,397	9,989
Deferred rental revenues and other accrued liabilities	106,384	121,303
Liabilities of discontinued operations (Notes 1 and 3)	353,544	—
Long-term debt, current maturities	267,142	—

Total current liabilities	799,315	172,814
Long-term debt, less current maturities	3,182,850	1,898,847
Other liabilities	55,978	54,037

Total liabilities	4,038,143	2,125,698

Commitments and contingencies
Minority interests	208,333	211,176
Redeemable preferred stock	506,702	507,706
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
December 31, 2003 – 220,758,321 and September 30, 2004 – 223,641,905	2,208	2,236
Additional paid-in capital	3,333,402	3,363,134
Accumulated other comprehensive income (loss)	257,435	49,356
Unearned stock compensation	(8,122)	(14,026)
Accumulated deficit	(1,600,510)	(1,272,602)

Total stockholders’ equity	1,984,413	2,128,098

	$6,737,591	$4,972,678

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues:
Site rental	$120,127	$134,090	$350,608	$394,422
Network services and other	17,396	14,956	53,944	48,172

	137,523	149,046	404,552	442,594

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	40,062	42,196	120,655	124,974
Network services and other	10,178	10,786	34,608	34,054
General and administrative	21,422	22,641	64,160	66,936
Corporate development	1,039	211	3,577	1,021
Restructuring charges (credits)	(1,058)	(445)	1,291	(478)
Asset write-down charges	6,137	—	7,517	3,816
Non-cash general and administrative compensation charges	6,205	1,442	13,933	9,860
Depreciation, amortization and accretion	60,846	60,587	183,072	182,931

	144,831	137,418	428,813	423,114

Operating income (loss)	(7,308)	11,628	(24,261)	19,480
Other income (expense):
Interest and other income (expense)	(35,104)	(13,590)	(45,938)	(39,966)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(62,408)	(52,281)	(189,928)	(166,171)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(104,820)	(54,243)	(260,127)	(186,657)
Provision for income taxes	(85)	(144)	(328)	(481)
Minority interests	151	(1,729)	(1,136)	(4,538)

Loss from continuing operations before cumulative effect of change in accounting principle	(104,754)	(56,116)	(261,591)	(191,676)
Discontinued operations (Notes 1 and 3):
Income from operations of CCUK, net of tax	5,076	20,239	12,617	51,238
Net gain on disposal of CCUK, net of tax	—	497,210	—	497,210

Income from discontinued operations, net of tax	5,076	517,449	12,617	548,448

Income (loss) before cumulative effect of change in accounting principle	(99,678)	461,333	(248,974)	356,772
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(551)	—

Net income (loss)	(99,678)	461,333	(249,525)	356,772
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(9,496)	(9,836)	(43,948)	(28,864)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(109,174)	$451,497	$(293,473)	$327,908

Net income (loss)	$(99,678)	$461,333	$(249,525)	$356,772
Other comprehensive income (loss):
Foreign currency translation adjustments	10,123	(1,052)	80,432	10,742
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	—	(232,893)	—	(232,893)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	67	(210)	(1,408)	(40)
Amounts reclassified into results of operations	1,810	725	5,188	2,599
Minimum pension liability adjustment	—	11,513	—	11,513

Comprehensive income (loss)	$(87,678)	$239,416	$(165,313)	$148,693

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.53)	$(0.30)	$(1.41)	$(1.00)
Income from discontinued operations	0.03	2.32	0.06	2.48
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income (loss)	$(0.50)	$2.02	$(1.36)	$1.48

Common shares outstanding – basic and diluted (in thousands)	216,621	222,841	216,516	221,329

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$(249,525)	$356,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	183,072	182,931
Losses on purchases and redemption of long-term debt	18,858	38,253
Non-cash general and administrative compensation charges	13,933	9,860
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	54,724	7,978
Minority interests and loss on issuance of interest in joint venture	9,250	4,538
Equity in losses and write-downs of unconsolidated affiliates	807	3,991
Asset write-down charges	7,517	3,816
Income from discontinued operations	(12,617)	(548,448)
Losses on purchases of preferred stock	18,718	—
Cumulative effect of change in accounting principle	551	—
Changes in assets and liabilities:
Decrease in receivables	19,513	6,312
Decrease in accrued interest	(21,360)	(16,504)
Decrease in deferred rental revenues and other liabilities	(13,936)	(3,851)
Decrease (increase) in inventories, prepaid expenses and other assets	8,048	(3,625)
Decrease in accounts payable	(6,918)	(814)

Net cash provided by operating activities	30,635	41,209

Cash flows from investing activities:
Proceeds from disposition of property and equipment	11,692	2,726
Capital expenditures	(20,702)	(29,215)
Investments in affiliates and other	(13,245)	(11,119)
Maturities of investments	171,760	—
Purchases of investments	(56,063)	—
Acquisition of minority interest in joint venture	(5,873)	—

Net cash provided by (used for) investing activities	87,569	(37,608)

Cash flows from financing activities:
Proceeds from issuance of capital stock	4,532	30,074
Principal payments on long-term debt	(9,500)	(1,289,750)
Purchases and redemption of long-term debt	(251,867)	(267,359)
Purchases of capital stock	(281,468)	(52,990)
Net borrowings (payments) under revolving credit agreements	(35,000)	(15,000)
Incurrence of financing costs	(7,441)	(444)
Proceeds from issuance of long-term debt	230,000	—

Net cash used for financing activities	(350,744)	(1,595,469)

Effect of exchange rate changes on cash	3,269	(105)
Discontinued operations (Notes 1 and 3)	945	2,064,294

Net increase (decrease) in cash and cash equivalents	(228,326)	472,321
Cash and cash equivalents at beginning of period	402,837	436,184

Cash and cash equivalents at end of period	$174,511	$908,505

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisition of minority interest:
Fair value of net assets recorded, including goodwill and other intangible assets	$18,607	$—
Minority interest acquired	55,381	—
Minority interest issued	(68,115)	—
Supplemental disclosure of cash flow information:
Interest paid	$153,858	$172,376
Income taxes paid	328	481

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2004, and the consolidated cash flows for the nine months ended September 30, 2003 and 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, the Company has restated its financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. On August 31, 2004, the Company completed the sale of CCUK. See Note 3.

Stock-Based Compensation

The Company used the “intrinsic value based method” of accounting for its stock-based employee compensation plans until December 31, 2002. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective” method of transition) for stock-based employee compensation awards granted on or after that date (see Note 2). The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for all stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss), as reported	$(99,678)	$461,333	$(249,525)	$356,772
Add: Stock-based employee compensation expense included in reported net loss	10,444	8,326	20,570	19,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,913)	(9,882)	(31,578)	(23,930)

Net income (loss), as adjusted	(103,147)	459,777	(260,533)	351,889
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(9,496)	(9,836)	(43,948)	(28,864)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$(112,643)	$449,941	$(304,481)	$323,025

Net income (loss) per common share—basic and diluted:
As reported	$(0.50)	$2.02	$(1.36)	$1.48

As adjusted	$(0.52)	$2.02	$(1.41)	$1.46

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $1,359,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $808,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $551,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $46,000 and $51,000 for the three months ended September 30, 2003 and 2004, respectively, and $133,000 and $151,000 for the nine months ended September 30, 2003 and 2004, respectively. At December 31, 2003 and September 30, 2004, liabilities for contingent retirement obligations amounted to $1,584,000 and $1,628,000, respectively.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12¾% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8¼% Convertible Preferred Stock and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12¾% Exchangeable Preferred Stock were included in interest expense on its consolidated statement of operations beginning on July 1, 2003. The Company redeemed the remaining outstanding shares of 12¾% Exchangeable Preferred Stock in December of 2003.

3.	Sale of CCUK

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2,035,000,000 in cash, subject to certain working capital type adjustments. On August 31, 2004, the Company completed the sale of CCUK. The proceeds for the transaction amounted to $2,027,973,000, after taking into account preliminary working capital type adjustments. In accordance with the terms of the Company’s 2000 Credit Facility, the Company was required to use $1,275,385,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility (see Note 5). The remaining proceeds from the transaction will be used for general corporate purposes, which could include the repayment of outstanding indebtedness and/or investments in new business opportunities. Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, the Company voluntarily commenced an offer to purchase certain of its outstanding public debt securities in advance of the one year time period. On October 12, 2004, the Company purchased $465,000 in outstanding principal amount of tendered notes (see Note 5).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of CCUK’s assets and liabilities are as follows:

	December 31, 2003	August 31, 2004 (Date of sale)
	(In thousands of dollars)
Assets:
Cash and cash equivalents	$26,243	$53,621
Receivables	43,834	37,923
Inventories	5,927	6,384
Prepaid expenses and other current assets	49,605	40,458
Property and equipment, net	986,872	979,068
Goodwill	939,642	949,596
Other assets, net	387	809

Assets of discontinued operations	$2,052,510	$2,067,859

Liabilities:
Accounts payable	$30,964	$30,930
Other current liabilities	166,795	133,545
Other liabilities	155,785	184,162

Liabilities of discontinued operations	$353,544	$348,637

As of August 31, 2004, the Company’s consolidated stockholders’ equity accounts included foreign currency translation adjustments and a minimum pension liability adjustment of $232,893,000 and $(11,513,000), respectively, related to CCUK’s assets and liabilities. Such adjustments were included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet and are part of the calculation of the net gain on the sale of CCUK.

The Company has recognized a net gain of $497,210,000 during the third quarter of 2004 in connection with the sale of CCUK. Such gain is net of taxes of $11,000,000, representing the Company’s estimated U.S. federal alternative minimum tax resulting from the transaction. This tax amount is included in other accrued liabilities on the Company’s consolidated balance sheet as of September 30, 2004. The cash proceeds from the transaction ($2,022,566,000), the cash payments for fees and expenses for the transaction ($12,776,000), and the net cash payments received from CCUK for the nine months ended September 30, 2004 ($54,504,000) are included as discontinued operations on the Company’s consolidated statement of cash flows. The net gain is calculated as follows (in thousands of dollars):

Proceeds from sale	$2,027,973
Assets of discontinued operations	(2,067,859)
Liabilities of discontinued operations	348,637
Foreign currency translation adjustments	232,893
Minimum pension liability adjustment	(11,513)
Fees and expenses	(12,776)
Severance costs	(2,663)
Compensation charges related to modified stock-based employee awards	(6,482)

Net gain on disposal of CCUK before income taxes	508,210
Estimated federal alternative minimum tax	(11,000)

Net gain on disposal of CCUK, net of tax	$497,210

Upon the closing of the sale of CCUK to National Grid, the Company’s stock-based employee compensation awards (comprised of restricted common stock and stock options) granted to CCUK employees (other than the President and Managing Director of CCUK) were modified as to the terms of their vesting and exercise. Such awards will continue to vest after the closing until either April 1, 2005 or September 30, 2005, depending on the position held by the CCUK employee. Further, vested stock options will be exercisable until either September 30, 2005 or December 30, 2005, again depending on the position held by the CCUK employee. As of August 31, 2004, the number of shares of the Company’s common stock subject to awards held by CCUK employees includes (1) 351,533 shares of restricted common stock, (2) 620,432 shares for unvested stock options and (3) 1,262,035

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares for vested stock options. The modifications to these awards have generally been treated as the grant of new awards for accounting purposes. As such, compensation charges related to the modified awards amounting to $6,482,000 have been recognized as part of the calculation of the net gain on the sale of CCUK. The awards held by the President and Managing Director of CCUK are subject to a severance agreement with stock options vesting and restricted common stock eligible for vesting over a period of 36 months from the closing date of the CCUK transaction. See Notes 7 and 12.

CCUK’s financial results have historically been presented as a separate operating segment (see Note 10). A summary of CCUK’s operating results is as follows:

	Three Months Ended September 30, 2003	Two Months Ended August 31, 2004 (Date of sale)	Nine Months Ended September 30, 2003	Eight Months Ended August 31, 2004 (Date of sale)
	(In thousands of dollars)
Net revenues	$98,054	$74,700	$271,950	$291,399

Income before income taxes and cumulative effect of change in accounting principle	$9,227	$35,801	$25,393	$80,040
Provision for income taxes	(4,151)	(15,562)	(11,292)	(28,802)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(1,484)	—

Income from discontinued operations	$5,076	$20,239	$12,617	$51,238

4.	Goodwill and Other Intangible Assets

As of December 31, 2003 and September 30, 2004, the Company had consolidated goodwill of $267,071,000 (including $211,694,000 at CCUSA and $55,377,000 at Crown Atlantic).

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Nine Months Ended September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$30,005	$(14,653)	$15,352
Amortization expense	—	(1,389)	(1,389)

Balance at end of period	$30,005	$(16,042)	$13,963

Estimated aggregate annual amortization expense:
Years ending December 31, 2004 through 2008		$1,852

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Long-term Debt

Long-term debt consists of the following:

	December 31, 2003	September 30, 2004
	(In thousands of dollars)
2000 Credit Facility	$1,289,750	$—
Crown Atlantic Credit Facility	195,000	180,000
4% Convertible Senior Notes due 2010	230,000	230,000
10 3/8% Senior Discount Notes due 2011, net of discount	12,366	11,341
9% Senior Notes due 2011	161,712	26,133
11 1/4% Senior Discount Notes due 2011, net of discount	10,979	10,700
9 1/2% Senior Notes due 2011	114,265	4,753
10 3/4% Senior Notes due 2011	428,695	428,695
9 3/8% Senior Notes due 2011	407,225	407,225
7.5% Senior Notes due 2013	300,000	300,000
7.5% Series B Senior Notes due 2013	300,000	300,000

	3,449,992	1,898,847
Less: current maturities	(267,142)	—

	$3,182,850	$1,898,847

2000 Credit Facility

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid. On August 31, 2004, the Company completed the sale of CCUK. In accordance with the terms of the 2000 Credit Facility, the Company was required to use $1,286,568,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility, including accrued interest and fees of $11,183,000. The repayment of the 2000 Credit Facility resulted in a loss of $13,886,000, consisting of the write-off of unamortized deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations. See Note 3.

Crown Atlantic Credit Facility

In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. During the nine months ended September 30, 2004, Crown Atlantic repaid $15,000,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect this repayment.

Purchases of the Company’s Debt Securities

On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes and 9½% Senior Notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9½% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, the Company (1) utilized $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9½% Senior Notes, including accrued interest thereon of $4,508,000. The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9½% Senior Notes resulted in a loss of $11,652,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($10,010,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the nine months ended September 30, 2004. The 9% Senior Notes and 9½% Senior Notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on the Company’s consolidated balance sheet as of December 31, 2003.

In January of 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principal amount at maturity of its 10 3/8% Discount Notes and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principal amount at maturity of its 11¼% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that are included in interest and other income (expense) on the Company’s consolidated statement of operations for the nine months ended September 30, 2004.

Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest (see Note 3). On September 10, 2004, in order to satisfy these requirements under the indentures, the Company voluntarily commenced an offer to purchase for cash up to $216,412,000 of its 10 3/4% Senior Notes, $205,574,000 of its 9 3/8% Senior Notes, $151,445,000 of its 7.5% Senior Notes and $151,445,000 of its 7.5% Series B Senior Notes in advance of the one year time period. The offer to purchase these securities expired on October 8, 2004, at which time the Company accepted an aggregate of $465,000 in notes that had been tendered. On October 12, 2004, the Company utilized $475,000 of its cash to purchase the $465,000 in outstanding principal amount of the tendered notes, including accrued interest thereon of $10,000. The purchase of the tendered notes will result in a loss of $10,000 for the fourth quarter of 2004, consisting of the write-off of unamortized deferred financing costs. Such loss will be included in interest and other income (expense) on the Company’s consolidated statement of operations for the year ending December 31, 2004.

The Company anticipates that it may purchase additional debt securities using a portion of the proceeds from the sale of CCUK. See Notes 3 and 12.

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$835,997	$72,508	$—	$908,505
Other current assets	74,107	6,633	—	80,740
Property and equipment, net	2,906,699	676,558	—	3,583,257
Investments in Unrestricted Subsidiaries	477,239	—	(477,239)	—
Goodwill	211,694	55,377	—	267,071
Other assets, net	96,510	36,595	—	133,105

	$4,602,246	$847,671	$(477,239)	$4,972,678

Current liabilities	$154,411	$18,403	$—	$172,814
Long-term debt, less current maturities	1,718,847	180,000	—	1,898,847
Other liabilities	49,069	4,968	—	54,037
Minority interests	44,115	167,061	—	211,176
Redeemable preferred stock	507,706	—	—	507,706
Stockholders’ equity	2,128,098	477,239	(477,239)	2,128,098

	$4,602,246	$847,671	$(477,239)	$4,972,678

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$118,672	$30,374	$149,046	$352,506	$90,088	$442,594
Costs of operations (exclusive of depreciation, amortization and accretion)	41,403	11,579	52,982	125,048	33,980	159,028
General and administrative	19,181	3,460	22,641	57,881	9,055	66,936
Corporate development	211	—	211	1,021	—	1,021
Restructuring charges (credits)	(428)	(17)	(445)	(461)	(17)	(478)
Asset write-down charges	—	—	—	2,772	1,044	3,816
Non-cash general and administrative compensation charges	1,296	146	1,442	8,907	953	9,860
Depreciation, amortization and accretion	49,934	10,653	60,587	151,224	31,707	182,931

Operating income	7,075	4,553	11,628	6,114	13,366	19,480
Interest and other income (expense)	(12,381)	(1,209)	(13,590)	(36,732)	(3,234)	(39,966)
Interest expense and amortization of deferred financing costs	(49,765)	(2,516)	(52,281)	(158,515)	(7,656)	(166,171)
Provision for income taxes	(144)	—	(144)	(481)	—	(481)
Minority interests	971	(2,700)	(1,729)	2,846	(7,384)	(4,538)
Income (loss) from discontinued operations	517,450	(1)	517,449	548,617	(169)	548,448

Net income (loss)	$463,206	$(1,873)	$461,333	$361,849	$(5,077)	$356,772

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2004	$101,170

Consolidated Cash Flow, for the twelve months ended September 30, 2004	$404,988
Less: Tower Cash Flow, for the twelve months ended September 30, 2004	(432,134)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2004	404,680

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2004	$377,534

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from CCUK through August 31, 2004 (the date of sale). See Note 3.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $6,391,000 and expire on various dates through October 2005.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2003	September 30, 2004
	(In thousands of dollars)
8¼% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$196,614	$196,922
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	310,088	310,784

	$506,702	$507,706

In March and June of 2004, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 600,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, the Company purchased the 600,000 shares of common stock from the dividend paying agent for a total of $8,247,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchases. The Company may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on its preferred stock. See Note 7.

7.	Stockholders’ Equity

In February of 2004, the Company issued 35,400 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $11.85 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of $419,000 for the three months ended March 31, 2004.

In March, April and May of 2004, the Company granted approximately 1,343,000 shares of restricted common stock to approximately 500 of its employees (including approximately 175 employees of CCUK). These restricted shares had a weighted-average grant-date fair value of $13.99 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of approximately $18,800,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. In order to reach the first target level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $18.52 per share and $23.14 per share, respectively (125% of each of the previous target levels), for twenty consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional third of these restricted shares. The vesting terms for the restricted shares held by CCUK employees were modified upon the closing of the sale of CCUK (see Notes 3 and 12).

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

In August of 2004, the Company began purchasing its common stock in public market transactions. Through September 3, 2004, the Company purchased a total of 2,666,400 shares of common stock. The Company utilized $35,981,000 in cash from an Unrestricted investment subsidiary to effect these common stock purchases. The Company may choose to continue purchases of common stock in the future. See Note 6.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousands of dollars, except per share amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(104,754)	$(56,116)	$(261,591)	$(191,676)
Dividends on preferred stock	(9,496)	(9,836)	(44,297)	(28,864)
Gains (losses) on purchases of preferred stock	—	—	349	—

Loss from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(114,250)	(65,952)	(305,539)	(220,540)
Income from discontinued operations	5,076	517,449	12,617	548,448
Cumulative effect of change in accounting principle	—	—	(551)	—

Net income (loss) applicable to common stock for basic and diluted computations	$(109,174)	$451,497	$(293,473)	$327,908

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	216,621	222,841	216,516	221,329

Per common share—basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.53)	$(0.30)	$(1.41)	$(1.00)
Income from discontinued operations	0.03	2.32	0.06	2.48
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income (loss)	$(0.50)	$2.02	$(1.36)	$1.48

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses from continuing operations for all periods presented.

	September 30,
	2003	2004
	(In thousands)
Options to purchase shares of common stock	20,659	15,403
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	1,000
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,890	1,389
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	21,237	21,237

Total potential common shares	61,493	55,736

As of September 30, 2004, outstanding stock options include (1) 7,223,000 options at exercise prices ranging from $-0- to $14.81 per share and a weighted-average exercise price of $8.68 per share, and (2) 8,180,000 options at exercise prices ranging from $15.13 to $39.75 per share and a weighted-average exercise price of $23.51 per share.

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

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income from discontinued operations, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs and dividends on preferred stock, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the sale of CCUK, the Company has restated its financial statements to present CCUK’s results of operations and cash flows as amounts from discontinued operations (see Note 3). Such restatements have been made for all periods presented. The financial results for the Company’s operating segments are as follows:

	Three Months Ended September 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$96,810	$—	$8,775	$28,505	$—	$134,090
Network services and other	12,112	—	975	1,869	—	14,956

	108,922	—	9,750	30,374	—	149,046

Costs of operations (exclusive of depreciation, amortization and accretion)	37,579	—	3,919	11,484	—	52,982
General and administrative	13,069	—	2,508	1,289	5,775	22,641
Corporate development	—	—	—	—	211	211

Adjusted EBITDA	58,274	—	3,323	17,601	(5,986)	73,212
Restructuring charges (credits)	(428)	—	—	(17)	—	(445)
Non-cash general and administrative compensation charges	725	—	9	144	564	1,442
Depreciation, amortization and accretion	45,429	—	4,511	10,548	99	60,587

Operating income (loss)	12,548	—	(1,197)	6,926	(6,649)	11,628
Interest and other income (expense)	(11,852)	—	(368)	45	(1,415)	(13,590)
Interest expense and amortization of deferred financing costs	(11,661)	—	(978)	(2,516)	(37,126)	(52,281)
Provision for income taxes	—	—	(144)	—	—	(144)
Minority interests	—	—	971	(2,700)	—	(1,729)
Income from discontinued operations	—	517,449	—	—	—	517,449

Net income (loss)	$(10,965)	$517,449	$(1,716)	$1,755	$(45,190)	$461,333

Capital expenditures	$7,058		$576	$2,086	$38	$9,758

Total assets (at period end)	$3,026,713	$—	$317,704	$776,920	$851,341	$4,972,678

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$282,546	$—	$27,585	$84,291	$—	$394,422
Network services and other	39,338	—	3,302	5,532	—	48,172

	321,884	—	30,887	89,823	—	442,594

Costs of operations (exclusive of depreciation, amortization and accretion)	112,920	—	12,541	33,567	—	159,028
General and administrative	39,417	—	7,518	4,015	15,986	66,936
Corporate development	—	—	—	—	1,021	1,021

Adjusted EBITDA	169,547	—	10,828	52,241	(17,007)	215,609
Restructuring charges (credits)	(428)	—	—	(17)	(33)	(478)
Asset write-down charges	2,772	—	—	1,044	—	3,816
Non-cash general and administrative compensation charges	4,372	—	50	949	4,489	9,860
Depreciation, amortization and accretion	137,238	—	13,844	31,399	450	182,931

Operating income (loss)	25,593	—	(3,066)	18,866	(21,913)	19,480
Interest and other income (expense)	(11,682)	—	(689)	152	(27,747)	(39,966)
Interest expense and amortization of deferred financing costs	(43,328)	—	(3,438)	(7,656)	(111,749)	(166,171)
Provision for income taxes	—	—	(481)	—	—	(481)
Minority interests	—	—	2,846	(7,384)	—	(4,538)
Income from discontinued operations	—	548,448	—	—	—	548,448

Net income (loss)	$(29,417)	$548,448	$(4,828)	$3,978	$(161,409)	$356,772

Capital expenditures	$23,230		$1,161	$4,565	$259	$29,215

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$87,880	$—	$6,740	$25,507	$—	$120,127

Network services and other	12,999	—	1,035	3,362	—	17,396

	100,879	—	7,775	28,869	—	137,523

Costs of operations (exclusive of depreciation, amortization and accretion)	37,237	—	3,274	9,729	—	50,240
General and administrative	11,985	—	2,037	1,445	5,955	21,422
Corporate development	—	—	—	—	1,039	1,039

Adjusted EBITDA	51,657	—	2,464	17,695	(6,994)	64,822
Restructuring charges (credits)	(734)	—	—	(324)	—	(1,058)
Asset write-down charges	1,991	—	—	4,146	—	6,137
Non-cash general and administrative compensation charges	2,798	—	—	656	2,751	6,205
Depreciation, amortization and accretion	45,708	—	4,141	10,561	436	60,846

Operating income (loss)	1,894	—	(1,677)	2,656	(10,181)	(7,308)
Interest and other income (expense)	(168)	—	218	145	(35,299)	(35,104)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(7,852)	—	(922)	(3,809)	(49,825)	(62,408)
Provision for income taxes	—	—	(85)	—	—	(85)
Minority interests	—	—	881	(730)	—	151
Income from discontinued operations	—	5,076	—	—	—	5,076

Net income (loss)	$(6,126)	$5,076	$(1,585)	$(1,738)	$(95,305)	$(99,678)

Capital expenditures	$3,164		$735	$2,165	$28	$6,092

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$255,981	$—	$18,868	$75,759	$—	$350,608
Network services and other	41,149	—	2,677	10,118	—	53,944

	297,130	—	21,545	85,877	—	404,552

Costs of operations (exclusive of depreciation, amortization and accretion)	113,442	—	9,200	32,621	—	155,263
General and administrative	38,048	—	5,385	4,569	16,158	64,160
Corporate development	—	—	—	—	3,577	3,577

Adjusted EBITDA	145,640	—	6,960	48,687	(19,735)	181,552
Restructuring charges (credits)	1,580	—	—	(289)	—	1,291
Asset write-down charges	3,352	—	—	4,165	—	7,517
Non-cash general and administrative compensation charges	6,675	—	—	1,348	5,910	13,933
Depreciation, amortization and accretion	138,368	—	11,869	31,419	1,416	183,072

Operating income (loss)	(4,335)	—	(4,909)	12,044	(27,061)	(24,261)
Interest and other income (expense)	353	—	615	(7,957)	(38,949)	(45,938)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(24,774)	—	(2,757)	(11,574)	(150,823)	(189,928)
Provision for income taxes	—	—	(328)	—	—	(328)
Minority interests	(15)	—	2,618	(3,739)	—	(1,136)
Income from discontinued operations	—	12,617	—	—	—	12,617
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	—	(57)	(100)	—	(551)

Net income (loss)	$(29,165)	$12,617	$(4,818)	$(11,326)	$(216,833)	$(249,525)

Capital expenditures	$11,233		$1,995	$7,357	$117	$20,702

11.	Restructuring Charges and Asset Write-Down Charges

At December 31, 2003 and September 30, 2004, other accrued liabilities includes $2,716,000 and $1,487,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2004
	CCUSA	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$492	$—	$33	$525
Costs of office closures and other	2,143	48	—	2,191

	2,635	48	33	2,716

Amounts charged (credited) to expense:
Employee severance	—	—	(33)	(33)
Costs of office closures and other	(428)	(17)	—	(445)

Total restructuring charges (credits)	(428)	(17)	(33)	(478)

Amounts paid:
Employee severance	(492)	—	—	(492)
Costs of office closures and other	(228)	(31)	—	(259)

	(720)	(31)	—	(751)

Amounts accrued at end of period:
Employee severance	—	—	—	—
Costs of office closures and other	1,487	—	—	1,487

	$1,487	$—	$—	$1,487

During the nine months ended September 30, 2004, the Company abandoned or disposed of certain tower sites and sites in development and recorded asset write-down charges of $2,772,000 for CCUSA and $1,044,000 for Crown Atlantic.

12.	Subsequent Events

On October 27, 2004, the market performance of the Company’s common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during March, April and May of 2004 (see Note 7). This first target level was reached when the market price of the Company’s common stock closed at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the first third of such outstanding shares during the fourth quarter of 2004. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $3,133,000 for the three months ending December 31, 2004, of which $2,495,000 will be recorded in continuing operations and $638,000 will be charged to the net gain on disposal of CCUK (see Note 3). Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 153,100 of such shares of common stock (at a price of $15.52 per share) for a total of $2,376,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase.

On November 4, 2004, the Company entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). On that date, the Company acquired such equity interest for $295,000,000 in cash, inclusive of approximately $15,000,000 of net working capital. Following the transaction, the Company owns 100% of Crown Atlantic. The Company will account for the acquisition of the minority interest in Crown Atlantic using the purchase method. Following this transaction, the Company intends to combine the Crown Atlantic operating segment with the CCUSA operating segment (see Note 10). This change in reportable segments will be made in the Company’s consolidated financial statements for the year ending December 31, 2004, and segment information for all prior periods presented will be restated at that time.

On November 8, 2004, the Company commenced a cash tender offer for all of its outstanding 4% Convertible Senior Notes. In accordance with the terms of the tender offer, the purchase price for the tendered notes will be determined on December 3, 2004. The tender offer will expire on December 7, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of September 30, 2004 and our consolidated results of operations for the three- and nine-month periods ended September 30, 2003 and 2004. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Liquidity and Capital Resources — Factors That Could Affect Future Results”.

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

On June 28, 2004, we signed a definitive agreement to sell our UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. On August 31, 2004, we completed the sale of CCUK. See “—Liquidity and Capital Resources”.

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$120,127	87.4%	$134,090	90.0%	$350,608	86.7%	$394,422	89.1%
Network services and other	17,396	12.6	14,956	10.0	53,944	13.3	48,172	10.9

Total net revenues	137,523	100.0	149,046	100.0	404,552	100.0	442,594	100.0

Operating expenses:
Costs of operations:
Site rental	40,062	33.4	42,196	31.5	120,655	34.4	124,974	31.7
Network services and other	10,178	58.5	10,786	72.1	34,608	64.2	34,054	70.7

Total costs of operations	50,240	36.5	52,982	35.5	155,263	38.4	159,028	35.9
General and administrative	21,422	15.6	22,641	15.2	64,160	15.9	66,936	15.1
Corporate development	1,039	0.8	211	0.1	3,577	0.9	1,021	0.2
Restructuring charges (credits)	(1,058)	(0.8)	(445)	(0.3)	1,291	0.3	(478)	(0.1)
Asset write-down charges	6,137	4.5	—	—	7,517	1.8	3,816	0.9
Non-cash general and administrative compensation charges	6,205	4.5	1,442	1.0	13,933	3.4	9,860	2.2
Depreciation, amortization and accretion	60,846	44.2	60,587	40.7	183,072	45.3	182,931	41.4

Operating income (loss)	(7,308)	(5.3)	11,628	7.8	(24,261)	(6.0)	19,480	4.4
Other income (expense):
Interest and other income (expense)	(35,104)	(25.5)	(13,590)	(9.1)	(45,938)	(11.4)	(39,966)	(9.0)
Interest expense and amortization of deferred financing costs	(62,408)	(45.4)	(52,281)	(35.1)	(189,928)	(46.9)	(166,171)	(37.6)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(104,820)	(76.2)	(54,243)	(36.4)	(260,127)	(64.3)	(186,657)	(42.2)
Provision for income taxes	(85)	(0.1)	(144)	(0.1)	(328)	(0.1)	(481)	(0.1)
Minority interests	151	0.1	(1,729)	(1.2)	(1,136)	(0.3)	(4,538)	(1.0)

Loss from continuing operations before cumulative effect of change in accounting principle	(104,754)	(76.2)	(56,116)	(37.7)	(261,591)	(64.7)	(191,676)	(43.3)
Discontinued operations:
Income from operations of CCUK, net of tax	5,076	3.7	20,239	13.6	12,617	3.1	51,238	11.6
Net gain on disposal of CCUK, net of tax	—	—	497,210	333.6	—	—	497,210	112.3

Income from discontinued operations, net of tax	5,076	3.7	517,449	347.2	12,617	3.1	548,448	123.9

Income (loss) before cumulative effect of change in accounting principle	(99,678)	(72.5)	461,333	309.5	(248,974)	(61.6)	356,772	80.6
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	(551)	(0.1)	—	—

Net income (loss)	$(99,678)	(72.5)%	$461,333	309.5%	$(249,525)	(61.7)%	$356,772	80.6%

Comparison of Three Months Ended September 30, 2004 and 2003

Site rental revenues for the three months ended September 30, 2004 were $134.1 million, an increase of $14.0 million, or 11.6%, from the three months ended September 30, 2003. Of this increase, $8.9 million was attributable to CCUSA, $2.0 million was attributable to CCAL and $3.0 million was attributable to Crown Atlantic. Network services and other revenues for the three months ended September 30, 2004 were $15.0 million, a decrease of $2.4 million from the three months ended September 30, 2003. This decrease was primarily attributable to a $1.5 million decrease from Crown Atlantic and a $0.9 million decrease from CCUSA.

Total revenues for the three months ended September 30, 2004 were $149.0 million, a net increase of $11.5 million from the three months ended September 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. The decreases in network services and other revenues reflect our efforts to de-emphasize this area of our business and increased competition. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental costs of operations for the three months ended September 30, 2004 were $42.2 million, an increase of $2.1 million from the three months ended September 30, 2003. This increase was primarily attributable to cost increases of $1.1 million for CCUSA, $0.3 million for CCAL and $0.7 million for Crown Atlantic. Such cost increases relate to normal and customary increases in ground rentals, repairs and maintenance and property taxes. Network services and other costs of operations for the three months ended September 30, 2004 were $10.8 million, an increase of $0.6 million from the three months ended September 30, 2003. This increase was primarily attributable to a $1.0 million increase in costs from Crown Atlantic and a $0.4 million increase in costs at CCAL, partially offset by a $0.8 million decrease in costs from CCUSA.

Total costs of operations for the three months ended September 30, 2004 were $53.0 million, a net increase of $2.7 million from the three months ended September 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 68.5% for the three months ended September 30, 2004 from 66.6% for the three months ended September 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 27.9% for the three months ended September 30, 2004 from 41.5% for the three months ended September 30, 2003 because of lower margins from the Crown Atlantic operations, partially offset by higher margins from the CCUSA operations.

General and administrative expenses for the three months ended September 30, 2004 were $22.6 million, an increase of $1.2 million from the three months ended September 30, 2003. This increase was primarily attributable to:

(1)	a $0.5 million increase in expenses at CCAL (attributable to increased employee and other costs associated with increased business activity), and

(2)	a $1.1 million increase in expenses at CCUSA (primarily attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA), partially offset by

(3)	a $0.2 million decrease in expenses at our corporate office segment (partially attributable to the transfer of such strategic business unit from the corporate office segment to CCUSA), and

(4)	a $0.2 million decrease in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased to 15.2% for the three months ended September 30, 2004 from 15.6% for the three months ended September 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

Corporate development expenses for the three months ended September 30, 2004 were $0.2 million, compared to $1.0 million for the three months ended September 30, 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

For the three months ended September 30, 2004, we recorded non-cash general and administrative compensation charges of $1.4 million related to the issuance of stock and stock options to certain employees and executives, compared to $6.2 million for the three months ended September 30, 2003. On October 27, 2004, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during March, April and May of 2004. This first target level was reached when the market price of our common stock closed at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the first third of such outstanding shares during the fourth quarter of 2004. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $3.1 million for the three months ending December 31, 2004, of which $2.5 million will be recorded in continuing operations and $0.6 million will be charged to the net gain on disposal of CCUK.

Depreciation, amortization and accretion for the three months ended September 30, 2004 was $60.6 million, a decrease of $0.3 million from the three months ended September 30, 2003. This decrease was primarily attributable to:

(1)	a $0.3 million decrease in depreciation from CCUSA, and

(2)	a $0.3 million decrease in depreciation at our corporate office segment, partially offset by

(3)	a $0.4 million increase in depreciation from CCAL.

Interest and other income (expense) for the three months ended September 30, 2004 resulted primarily from:

(1)	a loss of $13.9 million from the repayment of our 2000 credit facility (see “—Liquidity and Capital Resources”), and

(2)	$1.4 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income from invested cash balances.

Interest expense and amortization of deferred financing costs for the three months ended September 30, 2004 was $52.3 million, a decrease of $10.1 million, or 16.2%, from the three months ended September 30, 2003. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2003 and 2004 (see “—Liquidity and Capital Resources”), and

(2)	reductions in outstanding bank indebtedness at Crown Atlantic, partially offset by

(3)	the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003, and

(4)	an increase in outstanding bank indebtedness at CCUSA in 2003, the proceeds of which were used to retire CCUK’s indebtedness and purchase certain of our public debt and preferred stock.

Minority interests represent the minority partner’s 37.245% interest in Crown Atlantic’s operations and the minority shareholder’s 22.4% interest in the CCAL operations.

Comparison of Nine Months Ended September 30, 2004 and 2003

Site rental revenues for the nine months ended September 30, 2004 were $394.4 million, an increase of $43.8 million, or 12.5%, from the nine months ended September 30, 2003. Of this increase, $26.6 million was attributable to CCUSA, $8.7 million was attributable to CCAL and $8.5 million was attributable to Crown Atlantic. Network services and other revenues for the nine months ended September 30, 2004 were $48.2 million, a decrease of $5.8 million from the nine months ended September 30, 2003. This decrease was primarily attributable to a $1.8 million decrease from CCUSA and a $4.6 million decrease from Crown Atlantic, partially offset by a $0.6 million increase from CCAL.

Total revenues for the nine months ended September 30, 2004 were $442.6 million, a net increase of $38.0 million from the nine months ended September 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. In addition, CCAL’s site rental revenues for the nine months ended September 30, 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The decreases in network services and other revenues reflect our efforts to de-emphasize this area of our business and increased competition. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental costs of operations for the nine months ended September 30, 2004 were $125.0 million, an increase of $4.3 million from the nine months ended September 30, 2003. This increase was primarily attributable to cost increases of $2.7 million for CCAL, $0.9 million for CCUSA and $0.7 million for Crown Atlantic. Such cost increases relate to normal and customary increases in ground rentals, repairs and maintenance and property taxes.

Network services and other costs of operations for the nine months ended September 30, 2004 were $34.1 million, a decrease of $0.6 million from the nine months ended September 30, 2003. This decrease was primarily attributable to a $1.4 million decrease in costs from CCUSA, partially offset by a $0.2 million increase in costs from Crown Atlantic and a $0.6 million increase in costs from CCAL.

Total costs of operations for the nine months ended September 30, 2004 were $159.0 million, a net increase of $3.8 million from the nine months ended September 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 68.3% for the nine months ended September 30, 2004 from 65.6% for the nine months ended September 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 29.3% for the nine months ended September 30, 2004 from 35.8% for the nine months ended September 30, 2003 because of lower margins from the Crown Atlantic operations.

General and administrative expenses for the nine months ended September 30, 2004 were $66.9 million, an increase of $2.8 million from the nine months ended September 30, 2003. This increase was primarily attributable to:

(1)	a $2.1 million increase in expenses at CCAL (attributable to increased employee and other costs associated with increased business activity), and

(2)	a $1.4 million increase in expenses at CCUSA (primarily attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA), partially offset by

(3)	a $0.2 million decrease in expenses at our corporate office segment (partially attributable to the transfer of such strategic business unit from the corporate office segment to CCUSA), and

(4)	a $0.6 million decrease in expenses at Crown Atlantic.

General and administrative expenses as a percentage of revenues decreased to 15.1% for the nine months ended September 30, 2004 from 15.9% for the nine months ended September 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

Corporate development expenses for the nine months ended September 30, 2004 were $1.0 million, compared to $3.6 million for the nine months ended September 30, 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

During the nine months ended September 30, 2004, we recorded asset write-down charges of $3.8 million for CCUSA and Crown Atlantic. Such non-cash charges related to the abandonment or disposal of certain tower sites and sites in development.

For the nine months ended September 30, 2004, we recorded non-cash general and administrative compensation charges of $9.9 million related to the issuance of stock and stock options to certain employees and executives, compared to $13.9 million for the nine months ended September 30, 2003. On April 27, 2004, the market performance of our common stock reached the third (and final) target level for accelerated vesting of the restricted common shares that had been issued during the first quarter of 2003. This third target level was reached when the market price of our common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of $5.4 million for the second quarter of 2004. The restricted common shares that were issued during the first quarter of 2003 were granted to approximately 350 employees, while the restricted common shares that were issued in March through May of 2004 were granted to approximately 500 employees (including approximately 175 employees of CCUK).

On October 27, 2004, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during March, April and May of 2004. This first target level was reached when the market price of our common stock closed at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the first third of such outstanding shares during the fourth quarter of 2004. The acceleration of the vesting for these shares will result in the recognition of non-cash general and administrative compensation charges of approximately $3.1 million for the three months ending December 31, 2004, of which $2.5 million will be recorded in continuing operations and $0.6 million will be charged to the net gain on disposal of CCUK.

Depreciation, amortization and accretion for the nine months ended September 30, 2004 was $182.9 million, a decrease of $0.1 million from the nine months ended September 30, 2003. This decrease was primarily attributable to:

(1)	a $1.1 million decrease in depreciation from CCUSA, and

(2)	a $1.0 million decrease in depreciation at our corporate office segment, partially offset by

(3)	a $2.0 million increase in depreciation from CCAL.

Interest and other income (expense) for the nine months ended September 30, 2004 resulted primarily from:

(1)	losses of $24.4 million from purchases of our debt securities (see “—Liquidity and Capital Resources”),

(2)	a loss of $13.9 million from the repayment of our 2000 credit facility (see “—Liquidity and Capital Resources”), and

(3)	$4.0 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(4)	interest income from invested cash balances.

Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2004 was $166.2 million, a decrease of $23.8 million, or 12.5%, from the nine months ended September 30, 2003. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2003 and 2004 (see “—Liquidity and Capital Resources”), and

(2)	reductions in outstanding bank indebtedness at Crown Atlantic, partially offset by

(3)	the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003, and

(4)	an increase in outstanding bank indebtedness at CCUSA in 2003, the proceeds of which were used to retire CCUK’s indebtedness and purchase certain of our public debt and preferred stock.

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

On June 28, 2004, we signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2.035 billion in cash, subject to certain working capital type adjustments. On August 31, 2004, we completed the sale of CCUK. The proceeds for the transaction amounted to $2.028 billion, after taking into account preliminary working capital type adjustments. In accordance with the terms of our 2000 credit facility, we were required to use $1.275 billion of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 credit facility. The remaining proceeds from the transaction will be used for general corporate purposes, which could include the repayment of outstanding indebtedness (including any required tender premiums) and/or investments in new business opportunities. Under the terms of the indentures governing our public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from our bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, we voluntarily commenced an offer to purchase certain of our outstanding public debt securities in advance of the one year time period (as further discussed below). As a result of the sale of CCUK, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented.

After having closed the sale of CCUK and repaid the outstanding borrowings under the 2000 credit facility, we anticipate replacing such facility with new senior indebtedness. We currently expect that the principal amount of such new senior indebtedness would range from $1.3 billion to $1.9 billion. In addition, we anticipate that we may purchase additional debt and preferred securities with the proceeds from such new senior indebtedness and the remaining proceeds from the CCUK sale. Such purchases would likely be of our outstanding public debt securities, the 8 1/4% convertible preferred stock or outstanding borrowings under Crown Atlantic’s credit facility, and could involve public market purchases, contractual redemptions or tender offers.

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

Our business strategy contemplates substantial discretionary capital expenditures, although significantly reduced from previous years’ levels, in connection with the further improvement and selective expansion of our existing tower portfolios. During 2004, we expect that the majority of our discretionary capital expenditures will occur in connection with additional site improvements.

A summary of our net cash provided by operating activities and capital expenditures (both amounts from our consolidated statement of cash flows) is as follows:

	Nine Months Ended September 30,
	2003	2004
	(In thousands of dollars)
Net cash provided by operating activities	$30,635	$41,209
Capital expenditures	20,702	29,215

The increase in net cash from operating activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is largely due to growth in our core site leasing business, partially offset by an increase in cash interest paid and the continued decline in our network services business. Changes in working capital, and particularly changes in accrued interest, have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various senior notes issues. In addition, the debt refinancing transactions we completed in 2003 and 2004 have impacted the timing of our interest payments as compared to prior periods. Cash interest payments for the nine months ended September 30, 2004, as compared to the comparable prior year period, were increased by payments related to the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes. The proceeds from these three debt issues were used in 2003 to retire the 10 5/8% discount notes (which required cash interest payments beginning on May 15, 2003) and a portion of the 10 3/8%

discount notes and the 11 1/4% discount notes (which were not going to require cash interest payments until November 15, 2004 and February 1, 2005, respectively). Cash interest payments for the nine months ended September 30, 2004 were also impacted by increased borrowings under the amended 2000 credit facility, a portion of which were used to retire CCUK’s outstanding indebtedness in 2003. For the year ending December 31, 2004, we expect that our net cash from operating activities will be positively impacted by continued growth in our core site leasing business, but we do not expect to benefit from improvements in working capital to the same extent as in 2003. Further repayment or refinancing of existing indebtedness with lower cost senior debt is expected to reduce interest expense levels beginning in late 2004 or early 2005.

Our capital expenditures can be separated into two general categories: (1) maintenance (which includes maintenance activities on our sites, vehicles, information technology equipment and office equipment), and (2) revenue generating (which includes tower improvements, enhancements to the structural capacity of our towers in order to support additional leasing and the construction of new towers and rooftop sites). For the third quarter of 2004, total capital expenditures were $9.8 million, of which $1.6 million were for maintenance activities and $8.2 million were for revenue generating activities.

Capital expenditures were $29.2 million for the nine months ended September 30, 2004, of which $23.2 million were for CCUSA, $1.2 million were for CCAL, $4.6 million were for Crown Atlantic and $0.2 million were for CCIC. For the year ending December 31, 2004, we currently expect that our total capital expenditures will be between approximately $44.0 million and $47.0 million, of which approximately $37.0 million to $38.0 million will be for revenue generating activities and approximately $7.0 million to $9.0 million will be for maintenance activities. As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above. Our decisions regarding the construction of new towers and structural enhancements are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

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

As of September 30, 2004, we had consolidated cash and cash equivalents of $908.5 million (including $22.7 million at CCUSA, $12.8 million at CCAL, $36.9 million at Crown Atlantic, $35.0 million in an unrestricted investment subsidiary and $801.1 million at restricted group companies in our corporate segment), consolidated long-term debt of $1,898.8 million, consolidated redeemable preferred stock of $507.7 million and consolidated stockholders’ equity of $2,128.1 million.

For the nine months ended September 30, 2003 and 2004, our net cash used for financing activities was $350.7 million and $1,595.5 million, respectively. The amount for 2004 is largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure. Following is a summary of significant financing transactions completed in 2004.

On December 5, 2003, we commenced cash tender offers and consent solicitations for all of our outstanding 9% senior notes and 9½% senior notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% senior notes and 109.140% of the outstanding principal amount for the 9½% senior notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, we (1) utilized $147.0 million of our cash to purchase the $135.6 million in outstanding principal amount of the tendered 9% senior notes, including accrued interest thereon of $1.8 million, and (2) utilized $124.0 million of our cash to purchase the $109.5 million in outstanding principal amount of the tendered 9½% senior notes, including accrued interest thereon of $4.5 million. The purchase of the tendered 9% senior notes resulted in a loss of $12.5 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2.8 million) and the excess of the total purchase price over the carrying value of the tendered notes ($9.7 million). The purchase of the tendered 9½% senior notes resulted in a loss of $11.7 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1.7 million) and the excess of the total purchase price over the carrying value of the tendered notes ($10.0 million). Such losses are included in interest and other income (expense) on our consolidated statement of operations for the nine months ended September 30, 2004. The 9% senior notes and 9½% senior notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2003. Upon completion of these tender offers, the outstanding balances for the 9% senior notes and the 9½% senior notes were $26.1 million and $4.8 million, respectively.

In January of 2004, we (1) utilized $1.6 million of our cash to purchase $1.5 million in outstanding principal amount at maturity of our 10 3/8% discount notes and (2) utilized $1.0 million of our cash to purchase $1.0 million in outstanding principal amount at maturity of our 11¼% discount notes, both in public market transactions. The debt purchases resulted in losses of $0.2 million that are included in interest and other income (expense) on our consolidated statement of operations for the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, Crown Atlantic repaid $15.0 million in outstanding borrowings under its credit facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301.1 million to $250.0 million.

Under the terms of the indentures governing our public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from our bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, we voluntarily commenced an offer to purchase for cash up to $216.4 million of our 10¾% senior notes, $205.6 million of our 9 3/8% senior notes, $151.4 million of our 7.5% senior notes and $151.4 million of our 7.5% Series B senior notes in advance of the one year time period. The offer to purchase these securities expired on October 8, 2004, at which time we accepted an aggregate of $0.5 million in notes that had been tendered. On October 12, 2004, we utilized $0.5 million of our cash to purchase the $0.5 million in outstanding principal amount of the tendered notes, including accrued interest thereon.

In March and June of 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 0.6 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% convertible preferred stock, we purchased the 0.6 million shares of common stock from the dividend paying agent for a total of $8.2 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchases. We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock. Such purchases could amount to $36.4 million annually if we were to choose to offset all of the dividends on our preferred stock through continued share purchases.

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

In August of 2004, we began purchasing our common stock in public market transactions. Through September 3, 2004, we purchased a total of 2.7 million shares of common stock. We utilized $36.0 million in cash from an unrestricted investment subsidiary to effect these common stock purchases. We may choose to continue purchases of common stock in the future.

In October of 2004, the restrictions expired with respect to the first third of the outstanding restricted common shares that had been issued during March, April and May of 2004 (see “—Results of Operations”). Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 0.2 million of such shares of common stock (at a price of $15.52 per share) for a total of $2.4 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchase.

On November 4, 2004, we entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). On that date, we acquired such equity interest for $295.0 million in cash, inclusive of approximately $15.0 million of net working capital. Following the transaction, we own 100% of Crown Atlantic. We will account for the acquisition of the minority interest in Crown Atlantic using the purchase method. Following this transaction, we intend to combine the Crown Atlantic operating segment with the CCUSA operating segment. This change in reportable segments will be made in our consolidated financial statements for the year ending December 31, 2004, and segment information for all prior periods presented will be restated at that time. As permitted by the indentures governing our public debt securities, in order to designate Crown Atlantic as a restricted group subsidiary (as defined in the indentures) we transferred an additional $118.8 million of the remaining proceeds from the CCUK sale to an unrestricted investment subsidiary in exchange for a 15% ownership interest in Crown Atlantic. As a result, approximately 52% of Crown Atlantic is now held by our restricted group and the remaining approximately 48% is held by the unrestricted subsidiary. In addition, the $180.0 million in outstanding borrowings under Crown Atlantic’s credit facility are now indebtedness of our restricted group per the covenants in our bond indentures. From time to time, we may choose to use funds from our restricted group to purchase additional interests in Crown Atlantic from our unrestricted subsidiary, subject to satisfying the conditions imposed by our bond indentures.

On November 8, 2004, we commenced a cash tender offer for all of our outstanding 4% senior notes. In accordance with the terms of the tender offer, the purchase price for the tendered notes will be determined on December 3, 2004. The tender offer will expire on December 7, 2004.

As of October 31, 2004, Crown Atlantic had unused borrowing availability under its amended credit facility of approximately $19.8 million. This credit facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on the ability of Crown Atlantic to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. This facility also currently limits the ability of Crown Atlantic to pay dividends.

The primary factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants are (1) their current financial performance, (2) their levels of indebtedness and (3) their debt service requirements. Given the levels of indebtedness that we anticipate for our subsidiaries, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary’s financial performance. In addition, the current and future credit facilities are likely to require that financial performance increase in future years as covenant calculations become more restrictive. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances.

As a holding company, CCIC will require distributions or dividends from its subsidiaries, or will be forced to use its remaining cash balances, to fund its debt obligations, including interest payments on the notes. The terms of the current and future indebtedness of our subsidiaries are likely to limit their ability to distribute cash to CCIC. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

If we are unable to refinance our indebtedness or renegotiate the terms of such debt prior to maturity, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 4% senior notes, our 10 3/8% discount notes, our 9% senior notes, our 11 1/4% discount notes, our 9 1/2% senior notes, our 10 3/4% senior notes, our 9 3/8% senior notes, our 7.5% senior notes and our 7.5% Series B senior notes require annual cash interest payments of $9.2 million, $1.2 million, $2.4 million, $1.2 million, $0.5 million, $46.1 million, $38.2 million, $22.5 million and $22.5 million, respectively.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $6.4 million and expire on various dates through October 2005.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$835,997	$72,508	$—	$908,505
Other current assets	74,107	6,633	—	80,740
Property and equipment, net	2,906,699	676,558	—	3,583,257
Investments in Unrestricted Subsidiaries	477,239	—	(477,239)	—
Goodwill	211,694	55,377	—	267,071
Other assets, net	96,510	36,595	—	133,105

	$4,602,246	$847,671	$(477,239)	$4,972,678

Current liabilities	$154,411	$18,403	$—	$172,814
Long-term debt, less current maturities	1,718,847	180,000	—	1,898,847
Other liabilities	49,069	4,968	—	54,037
Minority interests	44,115	167,061	—	211,176
Redeemable preferred stock	507,706	—	—	507,706
Stockholders’ equity	2,128,098	477,239	(477,239)	2,128,098

	$4,602,246	$847,671	$(477,239)	$4,972,678

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$118,672	$30,374	$149,046	$352,506	$90,088	$442,594
Costs of operations (exclusive of depreciation, amortization and accretion)	41,403	11,579	52,982	125,048	33,980	159,028
General and administrative	19,181	3,460	22,641	57,881	9,055	66,936
Corporate development	211	—	211	1,021	—	1,021
Restructuring charges (credits)	(428)	(17)	(445)	(461)	(17)	(478)
Asset write-down charges	—	—	—	2,772	1,044	3,816
Non-cash general and administrative compensation charges	1,296	146	1,442	8,907	953	9,860
Depreciation, amortization and accretion	49,934	10,653	60,587	151,224	31,707	182,931

Operating income	7,075	4,553	11,628	6,114	13,366	19,480
Interest and other income (expense)	(12,381)	(1,209)	(13,590)	(36,732)	(3,234)	(39,966)
Interest expense and amortization of deferred financing costs	(49,765)	(2,516)	(52,281)	(158,515)	(7,656)	(166,171)
Provision for income taxes	(144)	—	(144)	(481)	—	(481)
Minority interests	971	(2,700)	(1,729)	2,846	(7,384)	(4,538)
Income (loss) from discontinued operations	517,450	(1)	517,449	548,617	(169)	548,448

Net income (loss)	$463,206	$(1,873)	$461,333	$361,849	$(5,077)	$356,772

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10 3/4% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2004	$101,170

Consolidated Cash Flow, for the twelve months ended September 30, 2004	$404,988
Less: Tower Cash Flow, for the twelve months ended September 30, 2004	(432,134)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2004	404,680

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2004	$377,534

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from CCUK through August 31, 2004 (the date of sale). See “—Liquidity and Capital Resources”.

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

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss, consolidation, network sharing or financial instability of any of our limited number of customers may materially decrease revenues.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business and the business of our customers.

•	Restrictive covenants on our debt instruments may limit our ability to take actions that may be in our best interests.

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	We operate in a competitive industry and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact the growth in our revenues.

•	2.5G/3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our sites and towers and may not be able to extend these leases.

•	We may need additional financing, which may not be available, for strategic growth opportunities or contractual obligations.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We are heavily dependent on our senior management.

•	We may suffer from future claims if radio frequency emissions from wireless handsets or equipment on our sites and towers are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Disputes with customers and suppliers may adversely affect results.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. As of September 30, 2004, we have $180.0 million of floating rate indebtedness, of which $59.4 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $1.3 million.

The majority of our foreign currency transactions are denominated in the British pound sterling or the Australian dollar, which are the functional currencies of CCUK and CCAL, respectively. As a result of CCUK’s and CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations. The sale of CCUK generally eliminated our foreign currency risks related to the British pound sterling. In addition, substantially all of the cash consideration for the CCUK sale was denominated in United States dollars, so we had no significant foreign currency risk related to that transaction.

The foreign currency exchange rates used to translate the 2003 and 2004 financial statements for CCAL were as follows:

CCAL (Australian dollar)
Average exchange rate for:
January 2003	$0.5829
February 2003	0.5956
March 2003	0.6015
April 2003	0.6100
May 2003	0.6468
June 2003	0.6652
July 2003	0.6607
August 2003	0.6518
September 2003	0.6635
January 2004	0.7717
February 2004	0.7770
March 2004	0.7496
April 2004	0.7443
May 2004	0.7039
June 2004	0.6937
July 2004	0.7161
August 2004	0.7111
September 2004	0.7028
Ending exchange rate for:
December 2003	0.7520
September 2004	0.7244

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Number	Description

11.1	Computation of Net Loss Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 8, 2004	By:	/S/ W. BENJAMIN MORELAND
W. Benjamin Moreland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2004	By:	/S/ WESLEY D. CUNNINGHAM
Wesley D. Cunningham
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)