Form 10-K
period 2004-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2005-03-29
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,278.2 million as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $14.75 per share.

Applicable Only to Corporate Registrants

As of February 28, 2005, there were 225,048,491 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2005 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004.

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

EXPLANATORY NOTE REGARDING RESTATEMENT

The Company is restating its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2002 and 2003. The restatement effected periods prior to 2002 (see “Item 6. Selected Financial Data”). The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2002. The restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2004 and will be reported in amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004.

The consolidated financial statements have been restated to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. On February 7, 2005, the Securities and Exchange Commission issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. As a result, the Company has adjusted its method of accounting for tenant leases, ground leases and depreciation.

The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at the Company’s majority owned Australian subsidiary (“CCAL”) and the Company’s two joint ventures with Verizon Communications, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003. The adjustments for depreciation expense also effected the discontinued operations of its UK subsidiary (“CCUK”), resulting in a change to the net gain on disposal. The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through September 30, 2004 are as follows: an increase in site rental revenues of $34.3 million; an increase in site rental costs of operations of $98.8 million; an increase in depreciation expense of $180.7 million; an increase in operating losses of $245.3 million; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3.1 million; an increase in minority interests of $43.1 million; a decrease in income from operations of CCUK, and a corresponding increase in the net gain on disposal of CCUK, of $4.8 million; and an increase in net losses of $205.3 million. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

The restatement adjustments increased the Company’s net loss and net loss per share for the year ended December 31, 2002 by approximately $47.4 million or $0.23 per share, and increased the net loss and net loss per share for the year ended December 31, 2003 by approximately $56.5 million or $0.27 per share.

For a discussion of the individual restatement adjustments, see Note 1 to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”. Additionally, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information on the impact of the restatement on years 2000 and 2001, see “Item 6. Selected Financial Data”.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods effected by the restatement that ended prior to March 31, 2004. The financial statements and related financial information contained in the Company’s previously filed reports should no longer be relied upon.

All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

PART I

Item 1. Business

Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of December 31, 2004, we owned, leased or managed 12,000 towers, including 10,612 towers in the United States and Puerto Rico and 1,388 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 85% of our property interests in such sites being pursuant to ground lease, sublease or license as of December 31, 2004. Our customers currently include many of the world’s major wireless communications companies, including Cingular Wireless (“Cingular”), Verizon Wireless, T-Mobile, Nextel, Sprint PCS, Alltel, Vodafone Australia and SingTel Optus (“Optus”).

Our strategy is to increase our recurring revenue and recurring cash flow per share by increasing the utilization of our towers by wireless companies, and, where appropriate, to continue to build, acquire and operate new towers and wireless infrastructure, through opportunities created by:

•	the need for existing wireless carriers to expand coverage and improve network capacity;

•	the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry;

•	the introduction of new wireless technologies, including third generation (“3G”) and broadband data technology;

•	our development of adjacent businesses which complement our existing businesses and assets; and

•	the transfer to third parties, or outsourcing, of tower ownership and management by wireless carriers.

In both the U.S. and Australia, our core business is the leasing (including via licensing) of antenna space on our towers that can accommodate multiple tenants (“co-location”). Our site rental leasing revenues are derived from this core business which we are seeking to grow by increasing the utilization of our towers. Typically, these revenues result from long-term (five to ten year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year approximately 97% of our site rental revenue has been contracted for in a prior year and is of a recurring nature. We also provide certain network services relating to our towers on a limited basis for our customers, including project management of antenna installations.

Our tower portfolios consist primarily of towers in various metropolitan areas. As of December 31, 2004, 51% of our U.S. towers were located in the 50 largest basic trading areas, or “BTAs”, in the U.S., and 70% of our U.S. towers were located in the 100 largest BTAs. See “Business—The Company—U.S. Operations.” Through our Australia tower portfolio we have a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth. See “Business—The Company—Australia Operations”.

An element of our growth strategy is to extend revenue around our existing assets. See “Business—Growth Strategy”. Toward that end, we are pursuing other strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Such emerging adjacent businesses include Crown Castle Mobile Media and Crown Castle Solutions. See “Business—The Company—Emerging Businesses”.

On August 31, 2004 we completed the sale of our business operations in the United Kingdom, which represented approximately 40.8% of our revenues (as restated) for the year ended December 31, 2003, to an affiliate of National Grid Transco Plc for $2.029 billion in cash, after taking into account certain working capital type adjustments. Prior to such sale, our primary businesses in the U.K., which were conducted through a wholly-owned subsidiary Crown Castle UK Limited, were the leasing of antenna space on our sites to wireless carriers and the operation of television and radio broadcast transmission networks. See “Business—The Company—Previous U.K. Operations.”

We believe our towers are attractive to a diverse range of wireless communications industries, including cellular personal communications services (PCS), enhanced specialized mobile radio, 3G, broadband data, paging, fixed point-to-point radio, and point to multipoint broadcasting (such as radio and television broadcasting). In the U.S. our major customers include Cingular, Verizon Wireless, T-Mobile, Nextel, Sprint PCS and Alltel. Our principal customers in Australia are Vodafone Australia, Optus, Hutchison and Telstra.

Strategy

Our mission is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. We believe our experience in expanding, marketing and operating our portfolio of towers positions us to accomplish this mission. The key elements of our business strategy are to:

•	Grow Revenue Organically. We are seeking to increase the utilization of our towers by increasing the number of antenna leases on our towers. Our towers have capacity available for additional antenna space rental. We believe there is demand for such co-location capacity both from existing wireless carriers and new wireless carriers. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our towers.

•	Grow Margins. We are seeking to take advantage of the operating margin expansion afforded by the relatively fixed nature of the operating costs associated with our site rental business. The majority of the operating costs of our site rental business consist of ground lease expense, property taxes, repair and maintenance, utilities and salaries, which tend to escalate at approximately the rate of inflation. Consequently, if increased utilization of tower capacity is achieved at low incremental cost, our site rental business should experience operating margin expansion.

•	Allocate Capital Efficiently. We are focused on the efficient utilization of capital. We may seek to enhance or expand our existing portfolio of towers through (1) the enhancement of our existing towers, (2) the selective acquisition and/or build of strategically located towers or other sites that satisfy certain investment criteria and are complementary to our tower portfolio or (3) the acquisition of real property interests in the sites on which our towers are located. With respect to tower and site acquisitions, such transactions may include acquisitions of towers or other sites from major wireless carriers or other tower companies through direct acquisitions, tower exchanges, joint ventures, mergers or other means. With respect to tower builds and structural enhancements we may selectively build new towers and structurally enhance our existing towers for wireless carriers as they expand and fill in their service areas and deploy new technologies requiring additional sites. Our decisions to invest additional capital in structural enhancements and selective acquisitions or build activities are generally based upon whether such investments exhibit sufficient co-location revenue potential to achieve our risk-adjusted return on investment hurdle rates. From time to time, we may sell or exchange certain of our towers or other assets as opportunities arise. In addition, we have, and may continue to, use some of our capital to acquire our debt and equity securities when such acquisitions appear economically viable and capital efficient. Such activities are undertaken to maximize our recurring cash flow per share.

•

Extend Revenue Around Our Existing Assets. We are seeking to leverage our assets and the skills of our personnel in the U.S. and Australia. With our shared wireless communications infrastructure and broadcast transmission network expertise, we are positioned to extend the products and services we offer beyond the leasing of space on our towers to other potentially shareable activities, such as antenna and base station maintenance, shared antennas, shared radio spectrum, shared point-to-point radio backhaul and network maintenance and monitoring. Further, we are pursuing other strategic opportunities which we believe exhibit sufficient potential to satisfy investment return criteria or exhibit potential to complement our existing assets and expertise, as evidenced by our investments in Crown Castle Mobile Media and Crown Castle Solutions. See “Business—The Company—Emerging Businesses”.

The Company

We operate our business through our subsidiaries in two countries — the U.S. and Australia. We conduct our operations principally through subsidiaries of Crown Castle Operating Company, which together with its subsidiaries (collectively, “CCOC”) and Crown Castle International Corp. (our holding company) form our “Restricted Group” for purposes of compliance with the covenants imposed by the indentures governing our public debt. Our U.S. operations are conducted through CCOC, and our Australian operations are conducted through Crown Castle Australia Pty Ltd, or “CCAL”, which is a part of CCOC and the Restricted Group.

We also use other subsidiaries to hold assets we acquire or control as a result of various transactions we have engaged in or may engage in from time to time. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—13. Operating Segments and Concentrations of Credit Risk” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

U.S. Operations

Overview

Our primary business in the U.S., including Puerto Rico, is the leasing of antenna space on multiple-tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we offer our customers certain infrastructure and network services, including project management of antenna installations.

We lease antenna space to our customers on our owned, leased and managed towers. We generally receive monthly rental payments from customers payable under site rental leases that are typically five years with renewal options. We also receive fees for managing the installation of customers’ equipment and antennas on certain of our towers. Our U.S. customers include such companies as Cingular, Verizon Wireless, T-Mobile, Nextel, Sprint PCS and Alltel. We also provide tower space to private network operators and various federal, state and local government agencies.

At December 31, 2004, we owned, leased or managed 10,612 towers in the U.S. and Puerto Rico. These towers are located predominantly in the northeast, southeast, midwest, southwest and Pacific coast regions of the U.S. Most of our towers were acquired through transactions consummated within the past six years, including through transactions with Bell Atlantic Mobile and GTE Wireless (both now part of Verizon Wireless), BellSouth Mobility and BellSouth DCS (both now part of Cingular), and Powertel (now a part of T-Mobile). In addition, we may consider and enter into arrangements with other wireless carriers and independent tower operators to acquire additional towers or tower portfolios.

Through the Bell Atlantic Mobile transaction, which was entered into on December 8, 1998, we currently have 2,020 towers. Through the GTE Wireless transaction, which was entered into on November 7, 1999, we currently have 2,897 towers. At the time these transactions were entered into, the towers transferred represented substantially all the towers used in such carriers’ 850 MHz wireless networks in the eastern, midwestern, southwestern and Pacific coast areas of the U.S. and currently provide coverage for 22 of the top 50 U.S. metropolitan areas, including New York, Chicago, Houston, Washington, D.C., Philadelphia, Boston, Phoenix and San Francisco.

Through the BellSouth Mobility and BellSouth DCS (both now part of Cingular) transactions, which were substantially completed in September 2000, we have approximately 3,055 towers (including towers built pursuant to build-to-suit agreements). These towers represented (1) substantially all of the towers in BellSouth Mobility’s 850 MHz wireless network in the southeastern and midwestern United States providing coverage for 12 of the top 50

U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis and (2) substantially all of the towers in BellSouth DCS’s 1.9 GHz wireless network in North Carolina, South Carolina, east Tennessee and parts of Georgia.

Through the Powertel acquisition, which closed in June 1999, we have approximately 674 towers. These towers represented substantially all of the towers owned by Powertel (now a part of T-Mobile) in its 1.9 GHz wireless network in the southeastern and midwestern United States. Approximately 90% of these towers are in seven southeastern states providing coverage for such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast.

We plan to continue to structurally enhance our existing towers and selectively build or acquire strategically located towers or other sites which meet certain economic criteria on a limited basis. To reduce risk and speculation, in connection with building towers, we generally look for sites with multiple tenant demand and obtain lease commitments from wireless carriers prior to building such towers. Further, the towers are constructed to accommodate multiple tenants in order to obviate the need for later structural enhancement, saving capital and time for wireless carriers.

Site Rental

In the U.S., we rent antenna space on our towers to a variety of carriers operating cellular, personal communication services, enhanced specialized mobile radio, 3G, broadband data services, paging and other networks. The number of antennae that our towers can accommodate varies depending on the tower’s location, height and structural capacity. In 2004, the rate of new tenant additions (or modifications to existing installations) on our U.S. towers was approximately 38% greater than in 2003.

We generally receive monthly rental payments from customers payable under site leases, and we also receive fees for managing the installation of customers’ equipment and antennas on certain of our towers. In the U.S., the new leases typically entered into by us have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based upon a consumer price index, a fixed percentage or a combination thereof. The lease agreements relating to tower network acquisitions generally have a base term of ten years, with multiple renewal options, each typically ranging from five to ten years. We have existing master lease agreements with most major wireless carriers, including Cingular, Verizon Wireless, T-Mobile, Nextel and Sprint PCS, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

The average monthly rental payment of a new tenant added to a tower varies among the different regions in the U.S. and the type of service being provided by the tenant, with broadband tenants (such as personal communications services) paying more than narrowband tenants (such as paging), primarily as a result of the physical size of the antenna installation. In addition, we also routinely receive rental payment increases in connection with lease amendments which authorize carriers to add additional antennas or other equipment to towers on which they already have equipment pursuant to pre-existing lease agreements.

Network Services

We provide network services, such as antenna installations, network design and site selection, site acquisition, site development and other services, on a limited basis. Currently, we generally provide such services only when important to a customer relationship.

Customers

In both our U.S. site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, personal communications services, enhanced specialized mobile radio, 3G, broadband data services and paging. We work primarily with large national wireless carriers such as Cingular, Verizon Wireless, T-Mobile, Nextel and Sprint PCS. For the year ended December 31, 2004, these five carriers, together with AT&T Wireless, which merged with Cingular in October 2004, accounted for approximately 73.8% of our U.S. revenues and 68.3% of our consolidated revenues, with Cingular and Verizon Wireless accounting for

26.8% and 23.5%, respectively, of our U.S. revenues and 24.8% and 21.8%, respectively, of our consolidated revenues. The percentages set forth in the preceding sentence for Cingular reflect the completed merger of Cingular and AT&T Wireless as if it had occurred as of January 1, 2004. Assuming the consolidation contemplated by the merger agreement entered into between Sprint PCS and Nextel on December 15, 2004 had been completed on January 1, 2004, the combined Sprint Nextel entity would have accounted for 13.4% of our U.S. revenues and 12.4% of our consolidated revenues. No other single customer in the U.S. accounted for more than 10.0% of our 2004 consolidated revenues. See “Business—Risk Factors—A Substantial Portion of Our Revenues is Derived From a Small Number of Customers”.

Sales and Marketing

Our U.S. sales organization markets our towers within the wireless telecommunications industry. We seek to become the preferred independent tower provider for our wireless carrier customers. We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions and network services. Information about carriers’ existing sites, leases, marketing strategies, capital spend plans, deployment status, and actual signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. In addition, we have developed proprietary property management tools and software which allow us to determine co-locatability with greater speed and accuracy. Through these and other tools we have developed, we seek to determine “potential demand” for our towers, allowing for proactive discussions with our carrier customers regarding these towers and the timing of their demand.

A team of national account directors maintains our relationships with our largest customers. These directors work to develop new tower leasing opportunities, network services contracts and site management opportunities, as well as to ensure that customers’ tower needs are efficiently translated into new leases on our towers.

Sales personnel in our regional offices develop and maintain local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. We target numerous types of wireless carriers, including cellular, personal communications services, enhanced specialized mobile radio, 3G, wireless data, broadband data, paging and government agencies. Our objective is to lease space on existing towers and pre-sell capacity on our new towers prior to construction.

In addition to our full-time sales and marketing staff, a number of senior managers and executive officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.

Competition

In the U.S., we compete with other independent tower owners which also provide site rental and network services; wireless carriers which own and operate their own tower networks; broadcasters with respect to their broadcast towers; building owners that lease antenna space on co-locatable rooftop sites; and other potential competitors, such as utilities and outdoor advertisers, some of which actively participate in the site rental industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, capacity, quality of service, deployment speed and price have been and will continue to be the most significant competitive factors affecting the leasing of a site.

The following is a list of some of the larger independent tower companies with which we compete in the U.S.: SpectraSite, American Tower, SBA Communications, AAT Communications and Global Signal. Significant additional site rental competition comes from the leasing of rooftops, utility structures and other alternative sites for antennas.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. Commencing in 2002, we made a strategic decision to reduce our service offerings to primarily the management of antenna installations on our sites. We believe that carriers base their decisions on the outsourcing of network services on criteria such as a company’s experience, track record, local reputation, price and time for completion of a project.

Australia Operations

Our primary business in Australia is the leasing of antenna space to wireless carriers. CCAL, a joint venture which is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited, is our principal Australian operating subsidiary. CCAL is the largest independent tower operator in Australia. As of December 31, 2004, CCAL has 1,388 towers, with a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth.

Our principal customers in Australia are Vodafone Australia, Optus, Hutchison and Telstra. For the year ended December 31, 2004, these four carriers accounted for approximately 95.5% of our Australia revenues and 7.2% of our consolidated revenues, with Vodafone Australia and Optus accounting for 35.9% and 29.9%, respectively, of our Australia revenues and 2.6% and 2.4%, respectively, of our consolidated revenues. No customer in Australia accounted for more than 10.0% of our 2004 consolidated revenues. See “Business—Risk Factors—A Substantial Portion of Our Revenues is Derived From a Small Number of Customers”.

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

Through its acquisition of towers from Vodafone Australia, which was substantially completed in April 2001, CCAL has 629 towers, including towers built or acquired subsequent to the initial closing. As part of this transaction, Vodafone Australia has agreed to lease space on these towers for an initial rent free term of 10 years, and CCAL has the exclusive right, and under limited circumstances the obligation, to acquire certain additional tower sites that Vodafone Australia may construct. To date, CCAL has not elected to acquire, nor been obligated to purchase, any towers under this arrangement.

In Australia, CCAL competes with wireless carriers, which own and operate their own tower networks; service companies that provide engineering and site acquisition services; and other site owners, such as broadcasters and building owners. The two other significant tower owners in Australia are Broadcast Australia and Telstra. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting the leasing of a site.

In 2003, Hutchison launched a 3G network in Australia and as part of its deployment has utilized a number of our towers in connection with such 3G network. In December 2004, Hutchison and Telstra established a joint venture to share Hutchison’s existing 3G network (commencing on July 1, 2005) and to build out that 3G network over the following two years. In addition, Optus and Vodafone Australia entered into a joint venture agreement on November 19, 2004 to deploy a shared 3G network, which is targeted for launch in the third quarter of 2005. The Optus/Vodafone Australia joint venture has already utilized a number of CCAL towers as it commences its 3G deployment. We expect more of our towers will be utilized in 2005 by both joint ventures for their 3G networks.

In 2004, Unwired Australia deployed a broadband wireless network (providing high speed internet services to consumers) in Sydney. Unwired Australia utilized a number of our towers for this deployment. Personal Broadband Australia also commenced deployment of a broadband wireless network in 2004 using a number of our towers.

Emerging Businesses

We have pursued and are currently pursuing other strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Such emerging adjacent businesses include Crown Castle Mobile Media and Crown Castle Solutions.

Crown Castle Mobile Media

Crown Castle Mobile Media is a subsidiary formed to explore a potential offering of a digital video broadcast to handsets (“DVB-H”) service to capitalize on our U.S. nationwide license of five megahertz of spectrum. The U.S. nationwide license relates to five megahertz of spectrum in the 1670-1675 MHz range, has an initial term of 10 years, and was acquired during 2003 through a Federal Communications Commission (“FCC”) auction for a price of approximately $12.6 million. Crown Castle Mobile Media seeks to participate with wireless carriers, handset manufacturers, financial institutions and other third parties in connection with the financing and development of this potential opportunity. In 2004, Crown Castle Mobile Media launched a test network of its DVB-H technology in Pittsburgh, Pennsylvania and is currently developing networks in certain select U.S. cities. Crown Castle Mobile Media had no revenues for the year ended December 31, 2004.

Crown Castle Solutions

Crown Castle Solutions is a subsidiary which offers a hub-based, low visibility distributed antenna system, called OptiNet. Base stations can be located up to ten miles away and connected to the distributed antenna system via dark fiber. Each antenna location in the distributed antenna network provides coverage in a radius of approximately one-half mile. The OptiNet distributed antenna system is particularly useful in areas with challenging zoning regulations or other impediments to traditional towers. Crown Castle Solutions had revenues of $208,000 for the year ended December 31, 2004.

Previous U.K. Business

On August 31, 2004 we completed the sale of our business operations in the United Kingdom, which represented approximately 40.8% of our revenues for the year ended December 31, 2003 (as restated), to an affiliate of National Grid Transco Plc for $2.029 billion in cash, after taking into account certain working capital type adjustments. Prior to such sale, our primary businesses in the U.K., which were conducted through a wholly-owned subsidiary Crown Castle UK Limited (“CCUK”), were the leasing of antenna space on our sites to wireless carriers and the operation of television and radio broadcast transmission networks.

In accordance with the terms of our prior 2000 Credit Facility, we were required to use $1.275 billion of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility. Under the terms of the indentures governing our public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from our bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, we commenced an offer to purchase certain of our outstanding public debt securities in advance of such one year time period. In connection with such offer, on October 12, 2004, we purchased $465,000 in outstanding principal amount of tendered notes. The remaining proceeds from the sale of CCUK are being used for general corporate purposes, including (1) the purchase on November 4, 2004 of Verizon’s remaining 37.245% equity interest in the Crown Atlantic joint venture for $295.0 million in cash and (2) purchases, from time to time, of our common stock and our 4% senior notes, subject to certain restrictions.

Employees

At December 31, 2004, we employed approximately 847 people worldwide. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

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

United States

Federal Regulations

Both the FCC and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications transmitters and receivers. Such regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage. Failure to comply with the applicable requirements may lead to civil penalties.

Local Regulations

The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities’ jurisdiction over the siting of communications towers. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the construction, modification or placement of communications towers. Additionally, the law prohibits state and local restrictions based on the environmental effects of radiofrequency emissions to the extent the facilities comply with FCC regulations.

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

Other Regulations

We hold, through certain of our subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave service, commercial and private mobile radio service, specialized mobile radio and paging service, which are subject to additional regulation by the FCC. Our FCC license relating to the 1670 to 1675 MHz spectrum band contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. We are required to obtain the FCC’s approval prior to assigning or transferring control of any of our FCC licenses.

Australia

Federal Regulation

Carrier licenses and nominated carrier declarations issued under the Australian Telecommunications Act 1997 authorize the use of network units for the supply of telecommunications services to the public. The definition of “network units” includes line links and base stations used for wireless telephony services but does not include tower infrastructure. Accordingly, CCAL as a tower owner and operator does not require a carrier license. Similarly, because CCAL does not own any transmitters or spectrum, it does not currently require any apparatus or spectrum licenses issued under the Australian Radiocommunications Act 1992.

Carriers have a statutory obligation to provide other carriers with access to sites and, if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this regime, and our customers negotiate site access on a commercial basis.

While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” newly constructed towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general “maintenance power” under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier co-operation to use that legislative power. For a limited number of sites, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations.

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

The construction of new towers may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing the National Environmental Policy Act which require applicants to investigate the potential environmental impact of the proposed tower construction. Should the proposed tower construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If a proposed tower may have a significant impact on the environment, the FCC’s approval of the construction could be significantly delayed.

Our operations are subject to foreign, federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner, lessee and/or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and we could also be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the U.S. and Australia.

As licensees and site owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to OSHA (and similar occupational health and safety legislation in Australia) and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.

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

Our Business Depends on the Demand for Wireless Communications and Towers—We may be adversely affected by any slowdown in the demand for wireless communications.

Demand for our sites depends on demand for communication sites from wireless carriers, which, in turn, depends on the demand for wireless services. The willingness of wireless carriers to utilize our infrastructure is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and location of our sites and alternative sites;

•	cost of capital, including interest rates;

•	availability of capital to wireless carriers;

•	willingness to co-locate equipment;

•	local and state restrictions on the proliferation of towers;

•	cost of building towers;

•	technological changes affecting the number or type of communications sites needed to provide wireless communications services to a given geographic area;

•	our ability to efficiently satisfy their service requirements; and

•	tax policies.

A slowdown in the demand in a particular wireless segment may adversely affect the demand for our sites. Moreover, some wireless carriers operate with substantial indebtedness, and financial problems for our customers may result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities. A slowdown in the deployment of equipment for new wireless technology, the consolidation of wireless carriers, the sharing of networks by wireless carriers or the increased use of alternative sites may also adversely affect the demand for our sites. Finally, advances in technology, such as the development of new antenna systems, new terrestrial deployment technologies and new satellite systems, may reduce the need for land-based, or terrestrial, transmission networks or our sites. To some extent, almost all of the above factors have occurred in recent years with an adverse effect on our business, and such factors are likely to persist in the future. The occurrence of any of these factors may negatively impact our revenues, result in an impairment of our assets or otherwise have a material adverse effect on us.

A Substantial Portion of Our Revenues Is Derived From a Small Number of Customers—The loss or consolidation of, network sharing among, or financial instability of any of our limited number of customers may materially decrease revenues.

Approximately 81.0% of our revenues are derived from 10 wireless carrier customers, including Cingular, Verizon Wireless, T-Mobile, Nextel and Sprint PCS, which represented 24.8%, 21.8%, 9.3%, 7.2% and 5.2% of our revenues, respectively, for the year ended December 31, 2004. The percentage set forth in the preceding sentence for Cingular reflects the completed merger of Cingular and AT&T Wireless as if it had occurred as of January 1, 2004. In addition, assuming the consolidation contemplated by the merger agreement entered into between Sprint PCS and Nextel on December 15, 2004 had been completed on January 1, 2004, the combined Sprint Nextel entity would have accounted for 12.4% of our consolidated revenues. The loss of any one of our large customers as a result of bankruptcy, consolidation or merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business. We cannot guarantee that the leases (including management service agreements) with our major wireless carrier customers will not be terminated or that these carriers will renew such agreements.

Wireless carriers frequently enter into agreements with their competitors allowing them to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home providers’ services. In addition, wireless carriers have also entered into agreements allowing two or more carriers to share a single wireless network or jointly develop a tower portfolio in certain locations. Such agreements may be viewed by wireless carriers as a superior alternative to leasing space for their own antennas on our sites. The proliferation of these roaming, network sharing and joint development agreements may have a material adverse effect on us.

Wireless Carrier Consolidation—Consolidations and mergers in the wireless industry could decrease the demand for our sites and may lead to reductions in our revenues and our ability to generate positive cash flows.

Various wireless carriers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over time. On October 26, 2004, Cingular, our second largest U.S. customer by revenues for the year ended December 31, 2003, announced it had completed its merger with AT&T Wireless, our sixth largest U.S. customer by revenues for the year ended December 31, 2003. On December 15, 2004, Sprint PCS, our fifth largest U.S. customer by revenues for the year ended December 31, 2003, and Nextel, our fourth largest U.S. customer by revenues for the year ended December 31, 2003 announced that they had executed a merger agreement. Such consolidations could reduce the size of our customer base and have a negative impact on the demand for our services. In addition, consolidation among our customers is likely to result in duplicate or overlapping networks, which may result in a reduction of cell sites and impact the revenues at our sites. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, in February 2002, the Federal Communications Commission, or FCC, enabled the ownership by a single entity of interests in both cellular carriers in overlapping metropolitan cellular service areas. In January 2003, the FCC eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. It is possible that at least some wireless carriers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our sites, which in turn may result in a reduction in our revenues.

Economic and Wireless Telecommunications Industry Slowdown—an economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

In recent years, the U.S. economy, particularly in the wireless telecommunications industry, has experienced significant general slowdowns which have negatively affected the factors described in these risk factors, influencing demand for tower space and network services. Similar slowdowns in the U.S. or Australia in the future may reduce consumer demand for wireless services, or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting therefrom and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and us.

We believe that the recent economic slowdown in the U.S., particularly in the wireless telecommunications industry, has already harmed, and similar slowdowns in the U.S. or Australia may further harm, the financial condition or operations of wireless carriers, some of which, including customers of ours, have filed for bankruptcy protection.

Restrictive Debt Covenants—The terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt may be accelerated.

Currently we have debt instruments that restrict our ability to incur more indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our Crown Atlantic subsidiaries, under their credit facility, are also required to maintain specific financial ratios. Our ability to comply with the restrictions of our debt instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases may cause the maturity of substantially all of our indebtedness to be accelerated. The restrictions relating to our indebtedness may also effect our decisions relating to certain strategic growth opportunities.

We are a holding company with no business operations of our own. We conduct all of our business operations through our subsidiaries. Accordingly, our only source of cash to pay interest and principal on our outstanding indebtedness is distributions relating to our ownership interest in our subsidiaries from the cash flows and net earnings generated by such subsidiaries or from proceeds of debt or equity offerings. Under the terms of the Crown Atlantic credit facility, our Crown Atlantic subsidiaries are prohibited from making any dividends or distributions to us. For the year ended December 31, 2004, our Crown Atlantic subsidiaries produced 20.7% of our consolidated revenue. If our Crown Atlantic subsidiaries are unable to dividend cash to us when we need it, we may be unable to satisfy our obligations, including interest and principal payments, under our debt instruments.

Substantial Level of Indebtedness—Our substantial level of indebtedness may adversely affect our ability to react to changes in our business. We may also be limited in our ability to use debt to fund future capital needs.

We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 2004, after giving effect (pro forma) to the January 2005 purchases of our 4% senior notes (dollars in thousands).

Total indebtedness	$1,756,898
Redeemable preferred stock	508,040
Stockholders’ equity	1,751,038
Debt and redeemable preferred stock to equity ratio	1.29

As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including capital expenditures;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry; and

•	we may have a competitive disadvantage relative to other companies in our industry with less debt.

We cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt or pay our obligations under our preferred stock. In addition, we may need to refinance some or all of our indebtedness on or before maturity. We cannot guarantee that we will be able to refinance our indebtedness on commercially reasonable terms or at all. If we are unable to refinance our debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. In addition, our Crown Atlantic credit facility requires periodic interest payments on amounts borrowed thereunder.

Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness. As of December 31, 2004, approximately 90.3% of our outstanding indebtedness consists of long-term fixed interest rate notes and debentures. In addition, there is no guarantee future refinancings of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

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

Wireless carriers that own and operate their own tower portfolios generally are substantially larger (particularly given the impact of announced wireless carrier mergers) and have greater financial resources than we have. Further, the financial status of certain of our competitors may lead to increased competition in certain areas. Competition for tenants on sites may adversely affect lease rates and revenues.

New Technologies May Make Our Site Leasing Services Less Desirable to Potential Tenants and Result in Decreasing Revenues—Such new technologies may significantly reduce demand for site leases and negatively impact the growth in our revenues.

The development and deployment of signal combining technologies, which permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our antenna space. In addition, other technologies which may be developed and emerge may serve as substitutes and alternatives to leasing which might otherwise be anticipated or expected on our sites had such technologies not existed.

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

New Technologies May Not Perform as Projected—2.5G/3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that 2.5G/3G or other new wireless technologies will be introduced or deployed as rapidly or in the manner previously or presently projected by the wireless or broadcast industries. The deployment of 3G has already been significantly delayed from prior projections. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for site rental or broadcast services as a result of such technologies may not be realized at the times or to the extent previously or presently anticipated.

We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases—If we fail to protect our rights against persons claiming superior rights in our communications sites, our business may be adversely affected.

Our real property interests relating to the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 16% of our sites are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

We May Need Additional Financing, Which May Not Be Available, for Strategic Growth Opportunities—If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

Over time, we may require significant capital expenditures for strategic growth opportunities. As of December 31, 2004, after giving effect to the January 2005 purchases of our 4% senior notes, we had consolidated cash and cash equivalents of $391.7 million. We may need additional sources of debt or equity capital in the future to fund future growth opportunities. Additional financing may not be available or may be restricted by the terms of our outstanding indebtedness. Additional sales of equity securities would dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund future growth opportunities.

Laws and Regulations Which May Change at Any Time and With Which We May Fail to Comply Regulate Our Business—If we fail to comply with applicable laws or regulations, we may be fined or even lose our right to conduct some of our business.

A variety of federal, state, local and foreign laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.

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

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results. Network services revenues declined as a percentage of our total revenues during 2003 and 2004, reflecting our efforts to de-emphasize this area of our business and increased competition. Such decline may continue in the foreseeable future.

Emissions From Antennas on Our Sites or Wireless Devices May Create Health Risks—We may suffer from future claims if the radio frequency emissions from wireless handsets or equipment on our sites are demonstrated to cause negative health effects.

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

Anti-Takeover Provisions in Our Certificate of Incorporation and Competition Laws May Have Effects That Conflict with the Interests of Our Stockholders—Certain provisions of our certificate of incorporation, by-laws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to you.

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

Shares Eligible For Future Sale—Sales or issuances of a substantial number of shares of common stock may adversely affect the market price of our common stock.

Future sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock. As of February 28, 2005, we had 225,048,491 shares of common stock outstanding. In addition, we have reserved 25,322,431 shares of common stock for issuance under our various stock compensation plans, 639,990 shares of common stock upon exercise of outstanding warrants, 8,173,223 shares of common stock for the conversion of our 4% senior notes and 16,066,944 shares of common stock for the conversion of our outstanding convertible preferred stock.

A small number of shareholders own a significant percentage of our outstanding common stock. If any one of these shareholders, or any group of our shareholders, sells a large quantity of shares of our common stock, or the public market perceives that existing shareholders might sell shares of common stock, the market price of our common stock may significantly decline.

The holders of our 8¼% convertible preferred stock and our 6.25% convertible preferred stock are entitled to receive cumulative dividends at the rate of 8¼% per annum (approximately $16.5 million) and 6.25% per annum (approximately $19.9 million), respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. From time to time we have elected to repurchase the shares of common stock issued as dividends, effectively paying the dividends in cash (utilizing cash from an unrestricted investment subsidiary), in order to mitigate or offset the dilutive effect of the common stock issued to pay such dividends upon the shares of our common stock otherwise outstanding. We may continue to purchase shares of common stock issued as dividends on our preferred stock in order to mitigate such dilution; however, there can be no assurances that we will do so.

Tower Industry Consolidation—Our participation or failure to participate in a tower industry consolidation may be harmful to our business.

We contemplate that there are certain operational efficiencies and benefits to be gained through the acquisition of additional tower portfolios including through the consolidation of tower companies. There are numerous reasons we might not be able to participate in any such acquisition including competition for such assets, asset valuation and anti-competition restraints. Our failure or lack of participation in tower portfolio acquisitions including any tower industry consolidation could result in our inability to receive or fully partake of such efficiencies and benefits and may result in an adverse effect on our business.

If we are involved in a tower portfolio acquisition including a consolidation of tower companies, then such transaction will have certain risk and costs that could adversely affect our business. The potential risk and costs include those relating to integration, diversion of management time and focus, and failure to achieve revenue targets, operational synergies and other benefits contemplated.

We Have Experienced Disputes With Customers and Suppliers—Such disputes may lead to increased tensions, damaged relationships or litigation which may result in the loss of a key customer or supplier.

We have experienced certain conflicts or disputes with some of our customers and service providers. Most of these disputes relate to the interpretation of terms in our contracts. While we seek to resolve such conflicts amicably and have generally resolved customer and supplier disputes on commercially reasonable terms, such disputes may lead to increased tensions and damaged relationships between ourselves and these entities, some of whom are key customers or suppliers of ours. In addition, if we are unable to resolve these differences amicably, we may be forced to litigate these disputes in order to enforce or defend our rights. There can be no assurances as to the outcome of these disputes. Damaged relationships or litigation with our key customers or suppliers may lead to decreased revenues (including as a result of losing a customer) or increased costs, which could have a material adverse effect on us.

Our Operations in Australia Expose Us to Changes in Foreign Currency Exchange Rates—We may suffer losses as a result of changes in such currency exchange rates.

We conduct business in the U.S. and Australia, which exposes us to fluctuations in foreign currency exchange rates. For the year ended December 31, 2004, approximately 7.5% of our consolidated revenues originated outside the U.S., all of which were denominated in currencies other than U.S. dollars, principally Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

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

In addition, our corporate governance guidelines, business practices and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committees are available through the investor relations section of our internet website at http://investor.crowncastle.com/edgar.cfm, and such information is also available in print to any shareholder who requests it.

Item 2. Properties

Our principal corporate offices are located in Houston, Texas; Canonsburg, Pennsylvania; and Sydney, Australia.

Location	Property Interest	Size (Sq. Ft.)	Use
Canonsburg, PA	Owned	124,000	Corporate office
Houston, TX	Leased	24,300	Corporate office
Sydney, Australia	Leased	15,527	Corporate office

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

As of December 31, 2004, 8,816 of the sites on which our U.S. towers are located, or approximately 83% of our U.S. portfolio, were leased, subleased or licensed, while 1,796 or approximately 17% were owned in fee or through a permanent easement or similar interest. In the U.S., 19% of the sites are occupied by guyed towers, which are located on an average of approximately 143,322 square feet of land (with square footage of individual sites varying widely). The remaining 81% are non-guyed (monopole, self-support, etc.), which are located on an average of approximately 22,389 square feet of land (with square footage of individual sites varying widely). These tracts support the towers, equipment shelters and, where applicable, guy wires to stabilize the structure. The actual square footage of any particular site depends on a number of things, including the topography of the site, the size of the area the landlord is willing to lease, the number of customers locating on the tower and the type of structure at the site, as self-supporting and monopole tower structures typically require less land area than a guyed tower. Our land leases, subleases and licenses generally have five- or ten-year initial terms and frequently contain one or more renewal options.

In Australia, as of December 31, 2004, for 1,386 of our 1,388 towers in Australia site tenure takes the form of a land lease or occupation license, and we own the remaining two sites in fee. The sites range from approximately 250 square feet to 2,500 square feet. Our land leases generally have terms up to 15 years through sequential leases and options to renew.

I tem 3. Legal Proceedings

We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning and variance matters, condemnation or wrongful termination claims. While the outcome of these proceedings cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Common Stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “CCI”. The following table sets forth for the calendar periods indicated the high and low sales prices per share of the Common Stock as reported by NYSE.

	High	Low
2003:
First Quarter	$5.75	$3.16
Second Quarter	9.00	5.25
Third Quarter	11.05	7.70
Fourth Quarter	13.10	9.35
2004:
First Quarter	$13.86	$10.90
Second Quarter	17.10	12.51
Third Quarter	15.24	12.55
Fourth Quarter	17.55	14.60

As of February 28, 2005, there were approximately 948 holders of record of the Common Stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. It is our current policy to retain our cash provided by operating activities to finance the expansion of our operations, to reduce our debt or to purchase our own stock (either common or preferred). Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, cash flow from operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments and the terms of the certificates of designations in respect of our convertible preferred stock.

The holders of our 8¼% convertible preferred stock and our 6.25% convertible preferred stock are entitled to receive cumulative dividends at the rate of 8¼% per annum and 6.25% per annum, respectively, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of our common stock. We have historically paid such dividends with shares of our common stock, and we expect to continue to do so. The number of shares of our common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2002, 2003 and 2004, dividends on our 8¼% convertible preferred stock were paid with 4,290,000, 2,190,000 and 1,140,000 shares of common stock, respectively, and dividends on our 6.25% convertible preferred stock were paid with 6,338,153, 3,253,469 and 1,498,361 shares of common stock, respectively. The shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of our common stock otherwise outstanding, and declines in the fair market value of our common stock will increase the effective dilution. In 2002, 2003 and 2004, as allowed by the Deposit Agreement relating to dividend payments on the 8¼% convertible preferred stock, we purchased 3,745,000, 1,825,000 and 845,000 shares of common stock, respectively, from the dividend paying agent for a total of $12.2 million, $12.4 million and $12.2 million in cash, respectively. We utilized cash from an unrestricted investment subsidiary for such stock purchases, effectively satisfying that portion of the dividend requirements with cash. We have also purchased shares of our common stock on other occasions (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock. As of February 28, 2005, we had approximately $150.4 million in cash remaining at our unrestricted investment subsidiary which could be used for future purchases of common stock.

Issuance of Unregistered Securities

We made no unregistered sales of equity securities during 2004.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the fourth quarter of 2004:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2004 (1)	153,084	$15.52	—	—
November 1 – November 30, 2004	—	—	—	—
December 1 – December 31, 2004 (2)	245,000	16.32	—	—

Total	398,084		—	—

(1)	On October 27, 2004, in connection with the expiration of restrictions on certain restricted common stock issued to our employees, we purchased 153,084 shares of common stock in private transactions from employees electing to sell a portion of their shares in order to satisfy their minimum tax withholding liabilities. We may elect to make similar purchases of our common stock in the future in connection with the expiration of restrictions with respect to restricted common stock we have issued or may issue. See Note 9 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.
(2)	In December 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 245,000 shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on such preferred stock, on December 15, 2004, we purchased the 245,000 shares of common stock from the dividend paying agent in a private transaction. We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock. See Note 8 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.
(3)	In addition to the common stock purchases shown in the table, on December 8, 2004, in accordance with the terms of a publicly announced tender offer commenced on November 8, 2004, we utilized $86.9 million of our cash to purchase, at a price of 179.505% of the outstanding principal amount (excluding accrued interest through the purchase date), $48.0 million in outstanding principal amount of our outstanding 4% senior notes, including accrued interest thereon of $0.8 million. At the time of purchase, the 4% senior notes acquired were convertible into 4,430,656 shares of our common stock. See Note 5 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.

Item 6. Selected Financial Data

The selected historical consolidated financial and other data for the Company set forth below for each of the five years in the period ended December 31, 2004, and as of December 31, 2000, 2001, 2002, 2003 and 2004, have been derived from the consolidated financial statements of the Company. We have various transactions recorded in our financial statements that are non-recurring in nature, such as gains and losses on purchases and redemptions of our debt and preferred stock. On June 28, 2004, we signed a definitive agreement to sell our UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. On August 31, 2004, we completed the sale of CCUK. Prior periods have also been restated to reflect the correction of errors for certain non-cash items relating to our lease accounting practices in February of 2005. See Note 1 to our consolidated financial statements for additional information regarding the restatement. The information set forth below should be read in conjunction with

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data”.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$261,495	$376,615	$446,136	$482,747	$537,465
Network services and other	177,663	290,797	159,217	72,316	66,400

Total net revenues	439,158	667,412	605,353	555,063	603,865

Costs of operations:
Site rental	125,683	162,408	176,161	179,549	183,600
Network services and other	101,530	200,689	122,027	46,746	47,315

Total costs of operations	227,213	363,097	298,188	226,295	230,915

General and administrative	68,872	91,174	84,244	87,061	90,230
Corporate development(a)	9,706	12,289	7,483	5,564	1,455
Restructuring charges (credits)	—	17,577	8,665	1,291	870
Asset write-down charges	—	13,024	52,598	14,317	7,652
Non-cash general and administrative compensation charges(b)	2,153	3,488	3,488	13,986	15,947
Depreciation, amortization and accretion	192,868	272,736	278,609	281,980	283,986

Operating income (loss)	(61,654)	(105,973)	(127,922)	(75,431)	(27,190)
Interest and other income (expense)(c)	31,944	2,489	64,922	(132,075)	(78,508)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(209,331)	(270,766)	(273,895)	(258,834)	(206,770)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(239,041)	(374,250)	(336,895)	(466,340)	(312,468)
Credit (provision) for income taxes	(225)	(465)	(4,407)	(2,465)	5,370
Minority interests	11,717	11,279	12,340	4,036	202

Loss from continuing operations before cumulative effect of change in accounting principle	(227,549)	(363,436)	(328,962)	(464,769)	(306,896)
Discontinued operations:
Income (loss) from operations of CCUK, net of tax	(9,788)	(45,158)	9,041	10,458	46,399
Net gain on disposal of CCUK, net of tax	—	—	—	—	495,607

Income (loss) from discontinued operations, net of tax	(9,788)	(45,158)	9,041	10,458	542,006

Income (loss) before cumulative effect of change in accounting principle	(237,337)	(408,594)	(319,921)	(454,311)	235,110
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	(551)	—

Net income (loss)	(237,337)	(408,594)	(319,921)	(454,862)	235,110
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock(d)	(59,469)	(79,028)	16,023	(55,897)	(38,618)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(296,806)	$(487,622)	$(303,898)	$(510,759)	$196,492

Per common share—basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.61)	$(2.07)	$(1.43)	$(2.40)	$(1.56)
Income (loss) from discontinued operations	(0.05)	(0.21)	0.04	0.05	2.45
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net income (loss)	$(1.66)	$(2.28)	$(1.39)	$(2.36)	$0.89

Common shares outstanding—basic and diluted (in thousands)	178,588	214,246	218,028	216,947	221,693

Other Data:
Summary cash flow information:
Net cash provided by operating activities	$83,572	$50,400	$93,577	$79,471	$112,084
Net cash provided by (used for) investing activities	(1,308,631)	(801,505)	50,518	119,005	(319,628)
Net cash provided by (used for) financing activities	1,692,071	1,073,480	(286,258)	71,086	(1,686,422)

Ratio of earnings to fixed charges(e)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$374,259	$508,640	$339,837	$409,584	$567,148
Short-term investments	38,000	199,963	178,697	26,600	—
Assets of discontinued operations	1,559,558	1,793,746	1,972,209	2,052,510	—

Investments	137,000	128,500	—	—	—
Property and equipment, net	3,720,027	4,066,173	3,834,019	3,593,570	3,369,565
Total assets	6,376,578	7,319,412	6,801,049	6,612,233	4,571,522
Liabilities of discontinued operations	471,932	566,137	645,164	353,544	—
Total debt	2,281,935	3,073,646	2,880,917	3,449,992	1,850,398
Redeemable preferred stock(f)	842,718	878,861	756,014	506,702	508,040
Total stockholders’ equity	2,376,937	2,279,672	2,074,292	1,794,353	1,833,625

(a)	Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers.
(b)	Represents charges related to the issuance of stock and stock options to certain employees and executives, and the issuance of common stock and stock options in connection with certain acquisitions.

(c)	For the year ended December 31, 2002, includes gains of $79.1 million on debt purchases and charges of $29.1 million for losses from, and write-downs of, investments in unconsolidated affiliates. For the year ended December 31, 2003, includes losses of $119.4 million (as restated) on debt and preferred stock purchases and redemptions and a loss on the issuance of the interest in Crown Atlantic of $11.2 million (as restated). For the year ended December 31, 2004, includes losses of $77.7 million on debt purchases and repayments.
(d)	Includes gains of $95.8 million on purchases of preferred stock in 2002 and net losses of $1.6 million on purchases of preferred stock in 2003.
(e)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, minority interests, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For the years ended December 31, 2000, 2001, 2002, 2003 and 2004, earnings were insufficient to cover fixed charges by $239.0 million, $374.3 million, $336.9 million, $466.3 million and $312.5 million, respectively.
(f)	The 2000, 2001 and 2002 amounts represent the 12¾% exchangeable preferred stock, the 8¼% convertible preferred stock and the 6.25% convertible preferred stock. The 2003 and 2004 amounts represent the 8¼% convertible preferred stock and the 6.25% convertible preferred stock.

The adjustments to amounts previously presented in selected financial data for the years ended December 31, 2000 and 2001 are summarized as follows. See Note 1 to our consolidated financial statements for tables summarizing the adjustments to amounts for the years ended December 31, 2002 and 2003.

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present CCUK as Discontinued Operations	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
2000:
Site rental revenues	$446,039	$7,667	$453,706	$(192,211)	$261,495
Site rental costs of operations	194,424	19,061	213,485	(87,802)	125,683
Depreciation expense	238,796	31,262	270,058	(77,190)	192,868
Operating income (loss)	5,209	(42,656)	(37,447)	(24,207)	(61,654)
Minority interests	(721)	10,105	9,384	2,333	11,717
Net income (loss)	(204,786)	(32,551)	(237,337)	—	(237,337)
Net income (loss) per common share - basic and diluted	(1.48)	(0.18)	(1.66)	—	(1.66)
Property and equipment, net	4,303,037	(38,634)	4,264,403	(544,376)	3,720,027
Total assets	6,401,885	(25,307)	6,376,578	—	6,376,578
Total stockholders’ equity:
Beginning of year	1,617,747	(11,489)	1,606,258	—	1,606,258
End of year	2,420,862	(43,925)	2,376,937	—	2,376,937

2001:
Site rental revenues	$575,961	$6,177	$582,138	$(205,523)	$376,615
Site rental costs of operations	238,748	20,193	258,941	(96,533)	162,408
Depreciation expense	328,491	37,698	366,189	(93,453)	272,736
Operating income (loss)	(62,099)	(51,714)	(113,813)	7,840	(105,973)
Interest and other income (expense)	8,548	(686)	7,862	(5,373)	2,489
Minority interests	1,306	9,973	11,279	—	11,279
Net income (loss)	(366,167)	(42,427)	(408,594)	—	(408,594)
Net income (loss) per common share - basic and diluted	(2.08)	(0.20)	(2.28)	—	(2.28)
Property and equipment, net	4,844,912	(75,406)	4,769,506	(703,333)	4,066,173
Total assets	7,375,458	(56,046)	7,319,412	—	7,319,412
Total stockholders’ equity	2,364,648	(84,976)	2,279,672	—	2,279,672

The decrease in total assets of $25.3 million for 2000 consists of the decrease in property and equipment of $38.6 million and an increase in deferred site rental receivable of $13.3 million. The decrease in total assets of $56.0 million for 2001 consists of the decrease in property and equipment of $75.4 million and an increase in deferred site rental receivable of $19.4 million.

The following tables describe the effects of the restatement on the loss from continuing operations before cumulative effect of change in accounting principle, net loss and the related per share amounts for the years ended

December 31, 2000 and 2001. See Note 1 to our consolidated financial statements for tables describing the effects of the restatement for the years ended December 31, 2002 and 2003.

	Years Ended December 31,
	2000	2001
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle, as previously stated	$(204,786)	$(366,167)
Adjustments to site rental revenues	7,667	6,177
Adjustments to site rental costs of operations	(19,061)	(20,193)
Adjustments to depreciation expense	(31,262)	(37,698)
Adjustments to interest and other income (expense)	—	(686)
Adjustments to minority interests	10,105	9,973

Loss before cumulative effect of change in accounting principle, as restated	(237,337)	(408,594)
Adjustment to present CCUK’s results of operations as discontinued operations	9,788	45,158

Loss from continuing operations before cumulative effect of change in accounting principle, as restated	$(227,549)	$(363,436)

Net loss, as previously stated	$(204,786)	$(366,167)
Adjustments to site rental revenues	7,667	6,177
Adjustments to site rental costs of operations	(19,061)	(20,193)
Adjustments to depreciation expense	(31,262)	(37,698)
Adjustments to interest and other income (expense)	—	(686)
Adjustments to minority interests	10,105	9,973

Net loss, as restated	(237,337)	(408,594)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(59,469)	(79,028)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	$(296,806)	$(487,622)

Per common share – basic and diluted:
Loss before cumulative effect of change in accounting principle, as previously stated	$(1.48)	$(2.08)
Adjustments to site rental revenues	0.04	0.03
Adjustments to site rental costs of operations	(0.11)	(0.09)
Adjustments to depreciation expense	(0.17)	(0.18)
Adjustments to interest and other income (expense)	—	—
Adjustments to minority interests	0.06	0.04

Loss before cumulative effect of change in accounting principle, as restated	(1.66)	(2.28)
Adjustment to present CCUK’s results of operations as discontinued operations	0.05	0.21

Loss from continuing operations before cumulative effect of change in accounting principle, as restated	$(1.61)	$(2.07)

Net loss, as previously stated	$(1.48)	$(2.08)
Adjustments to site rental revenues	0.04	0.03
Adjustments to site rental costs of operations	(0.11)	(0.09)
Adjustments to depreciation expense	(0.17)	(0.18)
Adjustments to interest and other income (expense)	—	—
Adjustments to minority interests	0.06	0.04

Net loss, as restated	$(1.66)	$(2.28)

The following table describes the cumulative effects of the restatement on the consolidated balance sheet as of December 31, 2002.

	Property and Equipment	Deferred Site Rental Receivable	Deferred Ground Lease Payable	Other Liabilities	Minority Interests	Stockholders’ Equity
	(In thousands of dollars)
Balances as of December 31, 2002, as previously stated	$4,828,033	$—	$—	$183,227	$171,383	$2,208,498
Reclassification of previously stated amounts	—	36,972	4,439	(4,439)	—	—
Adjustments to site rental revenues	—	24,171	—	—	—	24,171
Adjustments to site rental costs of operations	—	—	71,740	—	—	(71,740)
Adjustments to depreciation expense	(114,667)	—	—	—	—	(114,667)
Adjustments to provision for income taxes	—	—	—	4,000	—	(4,000)
Adjustments to minority interests	—	—	—	—	(33,055)	33,055
Foreign currency translation adjustments	(1,180)	124	207	—	(238)	(1,025)

Balances as of December 31, 2002, as restated	4,712,186	61,267	76,386	182,788	138,090	2,074,292
Adjustment to present CCUK’s assets and liabilities as discontinued operations	(878,167)	—	—	(134,920)	—	—

Balances as of December 31, 2002, as restated on continuing operations basis	$3,834,019	$61,267	$76,386	$47,868	$138,090	$2,074,292

It em 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our consolidated financial condition as of December 31, 2004 and our consolidated results of operations for each year in the three-year period ended December 31, 2004. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other non-historical statements in this discussion are forward-looking statements. See “—Cautionary Statement for Purposes of Forward-Looking Statements”. This discussion should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. Prior periods have been restated to reflect the correction of errors for certain non-cash items relating to our lease accounting practices in February of 2005. See Note 1 to our consolidated financial statements for additional information regarding the restatement.

Overview

Our primary business is leasing towers that we own to major wireless service providers in the two countries in which we operate – the United States (U.S.) and Australia. Our customers use our tower sites to locate antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This leasing activity represents approximately 89.0% of our consolidated revenues. We also provide network services in the U.S. which consist primarily of project management services for antenna installations on our company-owned tower sites on behalf of wireless service providers.

Our site rental revenues are derived from the core businesses we are seeking to grow by increasing the utilization of our existing tower site assets. Typically, these revenues result from long-term (5-10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year more than 95% of our site rental revenue has been contracted for in a prior year and is of a recurring nature. When we discuss growth in this core business, we are generally describing the rate at which we are adding revenues to the previously contracted base, sometimes referred to as the revenue “run-rate”.

The network services business is not typically recurring and is largely incidental to our site rental business. It usually has lower margins and is not a key to our future growth. Such activities are generally pursued at the request of a customer in order to facilitate our leasing activities, or otherwise to better serve our customers’ site requirements. Network services revenues declined as a percentage of our total revenues during 2003 and 2004, and we expect such decline may continue in the foreseeable future.

The growth of our business depends substantially on the condition of the wireless communications industry. We believe that the demand for new communications sites will continue, although possibly not at the levels experienced prior to 2002. While the total number of new tenant additions on our towers (including modifications to existing installations) decreased for the first half of 2003 as compared to the first half of 2002, the rate of new tenant additions during the second half of 2003 was approximately constant with the rate of new additions that we experienced during the second half of 2002. During the second half of 2003, we began to see signs of increased activity in the form of additional applications for our U.S. sites by wireless carriers. In 2004, the rate of new tenant additions (or modifications to existing installations) on our U.S. towers were 38% greater than the comparable period in 2003. We expect that, due to increased competition, wireless carriers will continue to seek operating and capital efficiencies by (1) outsourcing certain network services and the build-out and operation of new and existing infrastructure and (2) utilizing third-party tower sites as a common location for the placement of their antennas and transmission equipment alongside the equipment of other wireless service providers.

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

As an important part of our business strategy, we will seek to:

(1)	maximize utilization of our tower capacity to grow revenues organically,

(2)	grow our margins by taking advantage of the relatively fixed nature of the operating costs associated with our site rental business,

(3)	allocate capital efficiently as we selectively build new towers for wireless carriers, acquire other assets or purchase our own securities, and

(4)	utilize the expertise of U.S. and Australian personnel to extend revenues around our existing assets.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease, agreement or contract. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. Some agreements provide for rent-free periods at the beginning of the lease term, while others call for rent to be prepaid for some period. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods. For 2002 (as restated), 2003 (as restated) and 2004, the non-cash portion of our site rental revenues amounted to approximately $20.5 million, $22.9 million and $18.8 million, respectively. See Note 1 to our consolidated financial statements.

Network services revenues are generally recognized under the completed contract method. Under the completed contract method, revenues and costs for a particular project are recognized in total at the completion date. When using the completed contract method of accounting for network services revenues, we must accurately determine the completion date for the project in order to record the revenues and costs in the proper period. For antenna installations, we consider the project complete when the customer can begin transmitting its signal through the antenna. We must also be able to estimate losses on uncompleted contracts; as such losses must be recognized as soon as they are known. The completed contract method is used for projects that require relatively short periods of time to complete (generally less than one year). We do not believe that our use of the completed contract method for network services projects produces operating results that differ substantially from the percentage-of-completion method.

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

Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of assets. The substantial portion of our property and equipment represents the cost of our towers which are depreciated with an estimated useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). See Note 1 to our consolidated financial statements.

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

During the fourth quarter of 2004, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. We have included the results of the joint venture transactions with Verizon Communications in our most recent evaluations. Future declines in our site leasing business could result in an impairment of goodwill in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

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

The change in our net deferred income tax balances during a period results in a deferred income tax provision or benefit in our statement of operations. If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. See Note to our consolidated financial statements.

Results of Operations

Our primary sources of revenues are from:

(1)	renting antenna space on towers and

(2)	providing network services, including the installation of antennas on our sites.

Site rental revenues in the U.S. and Australia are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

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

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five to ten years (with three or four optional renewal periods of five or ten years each). See “—Critical Accounting Policies—Revenue Recognition” and Note 1 to our consolidated financial statements.

Network services revenues in the U.S. consist of revenues from:

(1)	antenna installations, substantially all on towers owned or managed by us,

(2)	site acquisition services,

(3)	site development and construction, and

(4)	other services.

Network services revenues are received primarily from wireless communications companies. Network services revenues in the U.S. are recognized under service contracts which generally provide for billings on a fixed price basis. Demand for our network services fluctuates from period to period and within periods. See “Item 1. Business—Risk Factors”. Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. In 2002 and continuing to 2003 and 2004, we made a strategic decision to reduce our network services offerings to primarily the management of antenna installations on our sites.

Costs of operations for site rental in the U.S. and Australia primarily consist of:

•	ground leases;

•	property taxes;

•	repairs and maintenance;

•	employee compensation and related benefits costs;

•	utilities;

•	insurance; and

•	monitoring costs.

For any given tower, such costs are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added. In accordance with applicable accounting standards, ground lease expenses are recognized on a straight-line basis, regardless of whether the payments to the landlord are made in equal monthly installments. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is spread evenly over the term of the agreement using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. As a result of this accounting method, a portion of the expense recognized in a given period represents cash paid in other periods. See Note 1 to our consolidated financial statements.

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

General and administrative expenses consist primarily of:

•	employee compensation, training, recruitment and related benefits costs;

•	professional and consulting fees;

•	office rent and related expenses;

•	state franchise taxes;

•	travel costs; and

•	corporate office expenses.

Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of:

•	allocated compensation and related benefits costs;

•	external professional fees; and

•	overhead costs that are not directly related to the administration or management of existing towers.

Depreciation, amortization and accretion charges relate to our property and equipment (which consists primarily of tower sites, associated buildings, construction equipment and vehicles) and other intangible assets. Depreciation of tower sites is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). See Note 1 to our consolidated financial statements. Amortization of other intangible assets (the value of certain site rental contracts at CCUSA) is computed with a useful life of 10 years. Depreciation of buildings is generally computed with useful lives ranging from 20 to 40 years. Depreciation of construction equipment and vehicles is generally computed with useful lives of 10 years and 5 years, respectively.

While the total number of new tenant additions on our towers (including modifications to existing installations) decreased for the first half of 2003 as compared to the first half of 2002, the rate of new tenant additions during the second half of 2003 was approximately constant with the rate of new additions that we experienced during the second half of 2002. During the second half of 2003, we began to see signs of increased activity in the form of additional applications for our U.S. sites by wireless carriers. In 2004, the rate of new tenant additions (or modifications to existing installations) on our U.S. towers were 38% greater than the comparable period in 2003.

A summary of site rental revenues by country is as follows:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars)
United States and Puerto Rico	$421,902	$451,874	$496,368
Australia	24,234	30,873	41,097

Total	$446,136	$482,747	$537,465

A summary of the non-cash portions of our site rental revenues, ground lease expense and resulting impact on our site rental gross margins is as follows:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$4,285	$4,274	$6,515
Amounts attributable to straight-line recognition of fixed escalations	18,321	16,473	11,897

	22,606	20,747	18,412

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	21,150	19,696	17,628

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	4,285	4,274	6,515
Amounts attributable to straight-line recognition of fixed escalations	(2,829)	(3,223)	(5,731)

	$1,456	$1,051	$784

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

On November 4, 2004, we entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). Following this transaction, we have combined the Crown Atlantic operating segment with the CCUSA operating segment. This change in reportable segments was made in our consolidated financial statements for the year ended December 31, 2004, and segment information for all prior periods presented have been restated.

Restatement of Previously Issued Financial Statements

Our consolidated results of operations for the years ended December 31, 2002 and 2003 have been restated to reflect the correction of errors for certain non-cash items relating to our lease accounting practices. In February of 2005, we adjusted our method of accounting for tenant leases, ground leases and depreciation. The corrections to our consolidated results of operations consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and our two joint ventures with Verizon Communications, they also resulted in changes to minority interests. The adjustments for depreciation expense also effected the discontinued operations of CCUK, resulting in a change to the net gain on disposal. The cumulative effects of these adjustments on our consolidated statements of operations from inception through September 30, 2004 are as follows: an increase in site rental revenues of $34.3 million; an increase in site rental costs of operations of $98.8 million; an increase in depreciation expense of $180.7 million; an increase in operating losses of $245.3 million; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3.1 million; an increase in minority interests of $43.1 million; a decrease in income from operations of CCUK, and a corresponding increase in the net gain on disposal of CCUK, of $4.8 million; and an increase in net losses of $205.3 million. These adjustments have no effect on our credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

Historically, we have calculated straight-line ground lease expense (for leases with fixed escalation provisions) using the current lease term (typically five to ten years) without regard to renewal options. Further, we depreciated all tower assets over a 20-year useful life, without regard to the term of the underlying ground lease, because of our historical experience in successfully renewing ground leases prior to expiration. As a result of this accounting adjustment, we now calculate our straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. We have also shortened the depreciable lives of certain tower assets that have ground lease expirations prior to the end of their useful life. When calculating our straight-line site rental revenues, we now consider all fixed elements of a tenant lease’s escalation provisions, even if such escalation provisions also include a variable element. In addition, (1) certain issuance costs from prior financing transactions have been charged to other expense or included with dividends on preferred stock, (2) certain foreign currency translation adjustments have been charged to a prior year’s results of operations and (3) certain adjustments have been made to deferred income tax provisions and the estimated tax on the sale of CCUK. See Note 1 to our consolidated financial statements for additional information regarding the restatement.

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Year Ended December 31, 2002		Year Ended December 31, 2003		Year Ended December 31, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$446,136	73.7%	$482,747	87.0%	$537,465	89.0%
Network services and other	159,217	26.3	72,316	13.0	66,400	11.0

Total net revenues	605,353	100.0	555,063	100.0	603,865	100.0

Operating expenses:
Costs of operations:
Site rental	176,161	39.5	179,549	37.2	183,600	34.2
Network services and other	122,027	76.6	46,746	64.6	47,315	71.3

Total costs of operations	298,188	49.3	226,295	40.8	230,915	38.2

General and administrative	84,244	13.9	87,061	15.7	90,230	15.0
Corporate development	7,483	1.2	5,564	1.0	1,455	0.2
Restructuring charges (credits)	8,665	1.4	1,291	0.2	870	0.2
Asset write-down charges	52,598	8.7	14,317	2.6	7,652	1.3
Non-cash general and administrative compensation charges	3,488	0.6	13,986	2.5	15,947	2.6
Depreciation, amortization and accretion	278,609	46.0	281,980	50.8	283,986	47.0

Operating income (loss)	(127,922)	(21.1)	(75,431)	(13.6)	(27,190)	(4.5)
Other income (expense):
Interest and other income (expense)	64,922	10.7	(132,075)	(23.8)	(78,508)	(13.0)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(273,895)	(45.2)	(258,834)	(46.6)	(206,770)	(34.2)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(336,895)	(55.6)	(466,340)	(84.0)	(312,468)	(51.7)
Provision for income taxes	(4,407)	(0.7)	(2,465)	(0.4)	5,370	0.9
Minority interests	12,340	2.0	4,036	0.7	202	—

Loss from continuing operations before cumulative effect of change in accounting principle	(328,962)	(54.3)	(464,769)	(83.7)	(306,896)	(50.8)
Discontinued operations:
Income from operations of CCUK, net of tax	9,041	1.5	10,458	1.9	46,399	7.7
Net gain on disposal of CCUK, net of tax	—	—	—	—	495,607	82.0

Income from discontinued operations, net of tax	9,041	1.5	10,458	1.9	542,006	89.7

Income (loss) before cumulative effect of change in accounting principle	(319,921)	(52.8)	(454,311)	(81.8)	235,110	38.9
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(551)	(0.1)	—	—

Net income (loss)	$(319,921)	(52.8)%	$(454,862)	(81.9)%	$235,110	38.9%

Comparison of Years Ended December 31, 2004 and 2003—Consolidated

Site rental revenues for 2004 were $537.5 million, an increase of $54.7 million, or 11.3%, from 2003. Of this increase, $44.5 million was attributable to CCUSA and $10.2 million was attributable to CCAL. Network services and other revenues for 2004 were $66.4 million, a decrease of $5.9 million from 2003. This decrease was primarily attributable to a $6.7 million decrease from CCUSA, partially offset by a $0.8 million increase from CCAL.

Total revenues for 2004 were $603.9 million, a net increase of $48.8 million from 2003. The increases in site rental revenues reflect the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. In 2004, the rate of new tenant additions (or modifications to existing installations) on our U.S. tower sites has been approximately 38% greater than the comparable period in 2003. In 2004, the rate of new tenant additions on CCAL’s tower sites has been approximately 67% greater than the comparable period in 2003. In addition, CCAL’s site rental revenues for 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The decrease in network services and other revenues reflects our efforts to de-emphasize this area of our business and increased competition. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA.

Site rental costs of operations for 2004 were $183.6 million, an increase of $4.1 million from 2003. This increase was primarily attributable to cost increases of $0.5 million for CCUSA and $3.5 million for CCAL. Such cost increases relate to normal and customary increases in ground rentals on leases with variable escalations, repairs and maintenance and property taxes. Network services and other costs of operations for 2004 were $47.3 million, an increase of $0.6 million from 2003. This increase was primarily attributable to a $0.9 million increase in costs from CCAL, partially offset by a $0.4 million decrease in costs from CCUSA.

Total costs of operations for 2004 were $230.9 million, a net increase of $4.6 million from 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 65.8% for 2004 from 62.8% for 2003, because of higher margins from the CCUSA and CCAL operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 28.7% for 2004 from 35.4% for 2003 because of lower margins from the CCUSA and CCAL operations.

General and administrative expenses for 2004 were $90.2 million, an increase of $3.2 million from 2003. This increase was primarily attributable to:

(1)	a $2.7 million increase in expenses at CCAL (attributable to increased employee and other costs associated with increased business activity), and

(2)	a $1.6 million increase in expenses at CCUSA (primarily attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA), partially offset by

(3)	a $1.1 million decrease in expenses at our corporate office segment (partially attributable to the transfer of such strategic business unit from the corporate office segment to CCUSA).

General and administrative expenses as a percentage of revenues decreased to 15.0% for 2004 from 15.7% for 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA.

Corporate development expenses for 2004 were $1.5 million, compared to $5.6 million for 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

During 2004, we recorded net cash restructuring charges of $0.9 million, compared to $1.3 million for 2003. Such 2004 charges related primarily to employee severance payments. See “—Restructuring Charges and Asset Write-Down Charges”.

During 2004, we recorded asset write-down charges of $7.7 million for CCUSA. Such non-cash charges related to the abandonment or disposal of certain tower sites, sites in development and certain other assets. We may record such charges in the future if conditions warrant. See “—Restructuring Charges and Asset Write-Down Charges”.

During the fourth quarter of 2004, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. We have included the results of the joint venture transactions with Verizon Communications in our most recent evalutions (see”—Liquidity and Capital Resources—Joint Ventures With Verizon Communications). Future declines in our site leasing business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

For 2004, we recorded non-cash general and administrative compensation charges of $15.9 million related to the issuance of stock and stock options to certain employees and executives, compared to $14.0 million for 2003. These charges were primarily attributable to the issuance, during the first quarter of 2003 and the first and second quarters of 2004, of restricted common stock to our executives and certain employees, the modification of stock options for certain terminated executives and the issuance of common stock to the non-executive members of our Board of Directors. See “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”.

Depreciation, amortization and accretion for 2004 was $284.0 million, an increase of $2.0 million from 2003. This increase was primarily attributable to:

(1)	a $2.0 million increase in depreciation from CCUSA, and

(2)	a $1.2 million increase in depreciation from CCAL, partially offset by

(3)	a $1.2 million decrease in depreciation at our corporate office segment.

Interest and other income (expense) for 2004 resulted primarily from:

(1)	losses of $63.8 million from purchases of our debt securities (see “—Liquidity and Capital Resources”),

(2)	a loss of $13.9 million from the repayment of our 2000 credit facility (see “—Liquidity and Capital Resources”), and

(3)	$5.6 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(4)	interest income from invested cash balances.

Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2004 was $206.8 million, a decrease of $52.1 million, or 20.1%, from 2003. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2003 and 2004 (see “—Liquidity and Capital Resources”), and

(2)	reductions in outstanding bank indebtedness at the Crown Atlantic joint venture, partially offset by

(3)	the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003, and

(4)	an increase in outstanding bank indebtedness at CCUSA in 2003, the proceeds of which were used to retire CCUK’s indebtedness and purchase certain of our public debt and preferred stock.

The credit for income taxes of $5.4 million for 2004 consists primarily of a non-cash deferred tax asset resulting from an alternative minimum tax carryforward, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill.

Minority interests represent the minority partner’s interest in the operations of Crown Atlantic (43.1% through April 30, 2003, 37.245% from May 1, 2003 through November 4, 2004 and none thereafter), the minority partner’s interest in the operations of the Crown Castle GT joint venture (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations. See “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”.

Comparison of Years Ended December 31, 2004 and 2003—Operating Segments

See Note 13 to the consolidated financial statements for a tabular presentation of the financial results for our operating segments.

CCUSA. CCUSA’s site rental revenues for 2004 were $496.4 million, an increase of $44.5 million, or 9.8% from 2003. Network services and other revenues for 2004 were $62.1 million, a decrease of $6.7 million from 2003. Total revenues for 2004 were $558.5 million, a net increase of $37.8 million from 2003. The increase in site rental revenues reflects the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. In 2004, the rate of new tenant additions (or modifications to existing installations) on our U.S. tower sites has been approximately 38% greater than the comparable period in 2003. The decrease in network services and other revenues reflects our efforts to de-emphasize this area of our business and increased competition. We expect that network services and other revenues may continue to decline as a percentage of CCUSA’s total revenues. Site rental costs of operations for 2004 were $167.5 million, an increase of $0.5 million from 2003. Such cost increases relate to normal and customary increases in ground rentals on leases with variable escalations, repairs and maintenance and property taxes. Network services and other costs of operations for 2004 were $44.2 million, a decrease of $0.4 million from 2003. Total costs of operations for 2004 were $211.7 million, a net increase of $0.2 million from 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 66.3% for 2004 from 63.1% for 2003. Gross margins for network services and other as a percentage of network services and other revenues decreased to 28.8% for 2004 from 35.3% for 2003. General and administrative expenses for 2004 were $58.9 million, an increase of $1.6 million from 2003. This increase was primarily attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA. General and administrative expenses as a percentage of revenues decreased to 10.5% for 2004 from 11.0% for 2003. For 2004, CCUSA recorded asset write-down charges of $7.7 million (see “—Restructuring Charges and Asset Write-Down Charges”). CCUSA recorded non-cash general and administrative compensation charges of $7.3 million for 2004 and $8.0 million for 2003 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2004 was $255.3 million, an increase of $2.0 million from 2003. Interest and other income (expense) for 2004 was $(9.6) million, compared to $(13.1) million for 2003. Interest expense and amortization of deferred financing costs for 2004 was $53.6 million, a decrease of $1.5 million from 2003. This decrease was primarily attributable to a decrease in outstanding bank indebtedness at the Crown Atlantic joint venture, partially offset by higher interest rates on bank indebtedness.

CCAL. CCAL’s site rental revenues for 2004 were $41.1 million, an increase of $10.2 million, or 33.1%, from 2003. Network services and other revenues for 2004 were $4.3 million, an increase of $0.8 million from 2003. Total revenues for 2004 were $45.4 million, an increase of $11.0 million from 2003. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases with variable escalations. In 2004, the rate of new tenant additions on CCAL’s tower sites has been approximately 67% greater than the comparable period in 2003. Site rental costs of operations for 2004 were $16.1 million, an increase of $3.5 million from 2003. Network services and other costs of operations for 2004 were $3.1 million, an increase of $0.9 million from 2003. Total costs of operations for 2004 were $19.3 million, an increase of $4.5 million from 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 60.8% for 2004 from 59.2% for 2003. Gross margins for network services and other as a percentage of network services and other revenues decreased to 27.4% for 2004 from 36.8% for 2003. General and administrative expenses for 2004 were $10.5 million, an increase of $2.7 million from 2003. General and administrative expenses as a percentage of revenues increased to 23.2% for 2004 from 22.8% for 2003. Depreciation, amortization and accretion for 2004 was $28.1 million, an increase of $1.2 million from 2003. Interest and other income (expense) was $(0.4) million for 2004, compared to $1.5 million for 2003. Interest expense and amortization of deferred financing costs for 2004 was $4.4 million, compared to $3.8 million for 2003.

Corporate Office and Other. General and administrative expenses for 2004 were $20.8 million, a decrease of $1.1 million from 2003. This decrease was primarily attributable to the transfer of a strategic business unit from the corporate office segment to CCUSA. Corporate development expenses for 2004 were $1.5 million, a decrease of $4.1 million from 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities. For 2004, the corporate office recorded restructuring charges of $1.3 million (see “—Restructuring Charges and Asset Write-Down Charges”). For 2004 and 2003, the corporate office recorded non-cash general and administrative compensation charges of $8.6 million and $5.9 million, respectively (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2004 was $0.6 million, compared to $1.8 million for 2003. Interest and other income (expense) for 2004 was $(68.5) million compared to $(120.5) million for 2003. The 2004 amount was primarily attributable to losses on debt purchases of approximately $63.8 million. Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2004 was $148.7 million, a decrease of $51.3 million from 2003. This decrease was primarily attributable to purchases and redemptions of our debt securities in 2003 and 2004, partially offset by the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003 (see “—Liquidity and Capital Resources”).

Comparison of Years Ended December 31, 2003 and 2002—Consolidated

Site rental revenues for 2003 were $482.7 million, an increase of $36.6 million, or 8.2%, from 2002. Of this increase, $30.0 million was attributable to CCUSA and $6.6 million was attributable to CCAL. Network services and other revenues for 2003 were $72.3 million, a decrease of $86.9 million from 2002. This decrease was primarily attributable to an $87.9 million decrease from CCUSA, partially offset by a $1.0 million increase from CCAL.

Total revenues for 2003 were $555.1 million, a net decrease of $50.3 million from 2002. The increases in site rental revenues reflect the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA.

Site rental costs of operations for 2003 were $179.5 million, an increase of $3.4 million from 2002. Of this increase, $1.5 million was attributable to CCUSA and $1.9 million was attributable to CCAL. Network services and other costs of operations for 2003 were $46.7 million, a decrease of $75.3 million from 2002. This decrease was primarily attributable to a $75.9 million decrease in costs from CCUSA, partially offset by a $0.6 million increase in costs from CCAL.

Total costs of operations for 2003 were $226.3 million, a net decrease of $71.9 million from 2002. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 62.8% for 2003 from 60.5% for 2002 because of higher margins from the CCUSA and CCAL operations. Gross margins for network services and other as a percentage of network services and other revenues increased to 35.4% for 2003 from 23.4% for 2002 because of higher margins from the CCUSA and CCAL operations.

General and administrative expenses for 2003 were $87.1 million, an increase of $2.8 million from 2002. This increase was primarily attributable to:

(1)	a $2.1 million increase in expenses at CCAL and

(2)	a $5.1 million increase in expenses at our corporate office segment, related primarily to new business initiatives we are pursuing, partially offset by

(3)	a $4.4 million decrease in expenses related to the CCUSA operations, related primarily to lower staffing levels after the recent restructurings.

General and administrative expenses as a percentage of revenues increased to 15.7% for 2003 from 13.9% for 2002, primarily because of higher overhead costs as a percentage of revenues for CCUSA and CCAL, along with the increase in expenses at our corporate office segment.

Corporate development expenses for 2003 were $5.6 million, compared to $7.5 million for 2002. This decrease was primarily attributable to a decrease in salary costs.

During 2003, we recorded cash restructuring charges of $1.3 million, compared to $8.7 million for 2002. Such charges related to employee severance payments, lease termination costs and costs of office closures. See “—Restructuring Charges and Asset Write-Down Charges”.

During 2003, we recorded asset write-down charges of $14.3 million, compared to $52.6 million for 2002. Such non-cash charges related to the abandonment of a portion of our construction in process and the write-down of certain other assets. We may record such charges in the future if conditions warrant. See “—Restructuring Charges and Asset Write-Down Charges”.

During the fourth quarter of 2003, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. We have included the results of the joint venture transactions with Verizon Communications in our most recent evalutions (see”—Liquidity and Capital Resources—Joint Ventures With Verizon Communications). Future declines in our site leasing business could result in an impairment of goodwill in the future. If an impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

For 2003, we recorded non-cash general and administrative compensation charges of $14.0 million related to the issuance of stock and stock options to certain employees and executives, compared to $3.5 million for 2002. This increase was primarily attributable to the issuance, during the first quarter of 2003, of restricted common stock to our executives and certain employees and the issuance of common stock to the non-executive members of our Board of Directors. See “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”.

Depreciation, amortization and accretion for 2003 was $282.0 million, an increase of $3.4 million from 2002. This increase was primarily attributable to:

(1)	a $1.4 million increase in depreciation from CCUSA and

(2)	a $2.1 million increase in depreciation from CCAL.

Interest and other income (expense) for 2003 resulted primarily from:

(1)	losses of approximately $87.1 million from purchases and redemptions of our debt securities,

(2)	losses of approximately $32.3 million from purchases and the redemption of shares of our 12¾% exchangeable preferred stock,

(3)	a loss on the issuance of the interest in the Crown Atlantic joint venture of $11.2 million (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”),

(4)	our share of losses incurred by unconsolidated affiliates and

(5)	costs incurred in connection with unsuccessful investment projects, partially offset by

(6)	interest income and foreign exchange gains from invested cash balances.

Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2003 was $258.8 million, a decrease of $15.1 million, or 5.5%, from 2002. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2002 and 2003,

(2)	reductions in outstanding bank indebtedness at the Crown Atlantic joint venture, and

(3)	lower interest rates on bank indebtedness at CCUSA and the Crown Atlantic joint venture, partially offset by

(4)	the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003,

(5)	an increase in outstanding bank indebtedness at CCUSA, and

(6)	dividends on the 12¾% exchangeable preferred stock (see “—Impact of Recently Issued Accounting Standards”).

The provision for income taxes of $2.5 million for 2003 and $4.4 million for 2002 consists primarily of a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill.

Minority interests represent the minority partner’s interest in the operations of Crown Atlantic (43.1% through April 30, 2003, 37.245% from May 1, 2003 through November 4, 2004 and none thereafter), the minority partner’s interest in the operations of the Crown Castle GT joint venture (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations. See “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”.

Comparison of Years Ended December 31, 2003 and 2002—Operating Segments

See Note 13 to the consolidated financial statements for a tabular presentation of the financial results for our operating segments.

CCUSA. CCUSA’s site rental revenues for 2003 were $451.9 million, an increase of $30.0 million, or 7.1%, from 2002. Network services and other revenues for 2003 were $68.8 million, a decrease of $87.9 million from 2002. Total revenues for 2003 were $520.7 million, a net decrease of $57.9 million from 2002. The increase in site rental revenues reflects the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. The decrease in network services and other revenues reflects a decrease in demand for antenna installation from our tenants, along with our strategic decision to reduce our U.S. network services offerings to primarily the management of antenna installations on our sites. We expect that network services and other revenues may continue to decline as a percentage of CCUSA’s total revenues. Site rental costs of operations for 2003 were $167.0 million, an increase of $1.5 million from 2002. Network services and other costs of operations for 2003 were $44.5 million, a decrease of $75.9 million from 2002. Total costs of operations for 2003 were $211.5 million, a net decrease of $74.4 million from 2002. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 63.1% for 2003 from 60.8% for 2002. Gross margins for network services and other as a percentage of network services and other revenues increased to 35.3% for 2003 from 23.2% for 2002. General and administrative expenses for 2003 were $57.3 million, a decrease of $4.4 million from 2002. General and administrative expenses as a percentage of revenues increased to 11.0% for 2003 from 10.7% for 2002. For 2003, CCUSA recorded restructuring charges and asset write-down charges of $1.3 million and $14.3 million, respectively (see “—Restructuring Charges and Asset Write-Down Charges”). CCUSA recorded non-cash general and administrative compensation charges of $8.0 million for 2003 and $2.1 million for 2002 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2003 was $253.4 million, an increase of $1.4 million from 2002. Interest and other income (expense) for 2003 was $(13.1) million, resulting primarily from a loss on the issuance of the interest in the Crown Atlantic joint venture of $11.2 million (see “—Liquidity and Capital Resources—Joint Ventures With Verizon Communications”). Interest expense and amortization of deferred financing costs for 2003 was $55.1 million, a decrease of $1.7 million from 2002. This decrease was primarily attributable to lower interest rates on bank indebtedness.

CCAL. CCAL’s site rental revenues for 2003 were $30.9 million, an increase of $6.6 million, or 27.4%, from 2002. Network services and other revenues for 2003 were $3.5 million, an increase of $1.0 million from 2002. Total revenues for 2003 were $34.4 million, an increase of $7.6 million from 2002. The increase in site rental revenues reflects the new tenant additions on our tower sites and contractual escalations on existing leases with variable escalations. Site rental costs of operations for 2003 were $12.6 million, an increase of $1.9 million from 2002. Network services and other costs of operations for 2003 were $2.2 million, an increase of $0.6 million from 2002. Total costs of operations for 2003 were $14.8 million, an increase of $2.5 million from 2002. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 59.2% for 2003 from 55.9% for 2002. Gross margins for network services and other as a percentage of network services and other revenues increased to 36.8% for 2003 from 34.7% for 2002. General and administrative expenses for 2003 were $7.8 million, an increase of $2.1 million from 2002. General and administrative expenses as a percentage of revenues increased to 22.8% for 2003 from 21.6% for 2002. Depreciation, amortization and accretion for 2003 was $26.8 million, an increase of $2.1 million from 2002. Interest and other income (expense) was $1.5 million for 2003, compared to $0.4 million for 2002. Interest expense and amortization of deferred financing costs for 2003 was $3.8 million, compared to $3.4 million for 2002.

Corporate Office and Other. General and administrative expenses for 2003 were $21.9 million, an increase of $5.1 million from 2002. Corporate development expenses for 2003 were $5.6 million, a decrease of $1.9 million from 2002. For 2003 and 2002, the corporate office recorded non-cash general and administrative compensation charges of $5.9 million and $1.4 million, respectively (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Depreciation, amortization and accretion for 2003 was $1.8 million, compared to $1.9 million for 2002. Interest and other income (expense) for 2003 was $(120.5) million compared to $65.6 million for 2002. The 2003 amount was primarily attributable to losses on debt and preferred stock purchases and redemptions of approximately $119.4 million. Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2003 was $200.0 million, a decrease of $13.7 million from 2002. This decrease was primarily attributable to purchases and redemptions of our debt securities in 2002 and 2003, partially offset by the issuance of the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes in 2003.

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

On June 28, 2004, we signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2.035 billion in cash, subject to certain working capital type adjustments. On August 31, 2004, we completed the sale of CCUK. The proceeds for the transaction amounted to $2.029 billion, after taking into account the working capital type adjustments. In accordance with the terms of our 2000 credit facility, we were required to use $1.275 billion of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 credit facility. The remaining proceeds from the transaction are being used for general corporate purposes, which could include the repayment of outstanding indebtedness (including any required tender premiums) and/or investments in new business opportunities. Under the terms of the indentures governing our public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from our bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, we commenced an offer to purchase certain of our outstanding public debt securities in advance of the one year time period (as further discussed below). As a result of the sale of CCUK, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented.

After having closed the sale of CCUK and repaid the outstanding borrowings under the 2000 credit facility, we anticipate replacing such facility with new senior indebtedness. We currently expect that the principal amount of such new senior indebtedness would range from $1.3 billion to $1.9 billion. In addition, we anticipate that we may purchase additional debt and preferred securities with the proceeds from such new senior indebtedness and the remaining proceeds from the CCUK sale. Such purchases would likely be of our outstanding public debt securities, the 8¼% convertible preferred stock or outstanding borrowings under Crown Atlantic’s credit facility, and could involve public market purchases, contractual redemptions or tender offers.

Our goal is to maximize net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our cash. However, due to the risk factors outlined in “Item 1. Business – Risk Factors”, there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, we seek to lower our interest expense by reducing outstanding debt balances or lowering interest rates. Such reductions can be made either by using a portion of our existing cash balances to purchase our debt securities, or with attractive refinancing opportunities.

Our business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. During 2005, we expect that the majority of our discretionary capital expenditures will occur in connection with the addition of new tenants on our existing sites, purchases of land on our tower sites and selected new tower builds.

A summary of our net cash provided by operating activities and capital expenditures (both amounts from our consolidated statement of cash flows) is as follows:

	Years Ended December 31,
	2002	2003	2004
	(In thousands of dollars)
Net cash provided by operating activities	$93,577	$79,471	$112,084
Capital expenditures	111,643	27,431	43,346

The increase in net cash from operating activities for 2004 as compared to 2003 is largely due to growth in our core site leasing business, partially offset by an increase in cash interest paid and the continued decline in our network services business. Changes in working capital, and particularly changes in accrued interest, have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various senior notes issues. In addition, the debt refinancing transactions we completed in 2003 and 2004 have impacted the timing of our interest payments as compared to prior periods. Cash interest payments for 2004, as compared to 2003, were increased by payments related to the 4% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes. The proceeds from these three debt issues were used in 2003 to retire the 10 5/8% discount notes (which were to require cash interest payments beginning on May 15, 2003) and a portion of the 10 3/8% discount notes and the 11¼% discount notes (which were not going to require cash interest payments until November 15, 2004 and February 1, 2005, respectively). Cash interest payments for 2004 were also impacted by increased borrowings under the amended 2000 credit facility, a portion of which were used to retire CCUK’s outstanding indebtedness in 2003. For the year ending December 31, 2005, we expect that our net cash from operating activities will be positively impacted by continued growth in our core site leasing business. Further repayment or refinancing of existing indebtedness with lower cost senior debt is expected to reduce interest expense levels beginning in 2005.

Our capital expenditures can be separated into three general categories: (1) sustaining (which includes maintenance activities on our sites, vehicles, information technology equipment and office equipment), (2) revenue generating (which includes tower improvements, enhancements to the structural capacity of our towers in order to support additional leasing and the construction of new towers) and (3) certain other expenditures related to emerging businesses. For the fourth quarter of 2004, total capital expenditures were $14.1 million, of which $3.8 million were for sustaining activities and $10.3 million were for revenue generating activities.

Capital expenditures were $43.3 million for 2004, of which $39.8 million were for CCUSA, $2.7 million were for CCAL and $0.8 million were for CCIC. For the year ending December 31, 2005, we currently expect that our total capital expenditures will be between approximately $50.0 million and $74.0 million, of which approximately $40.0 million to $60.0 million will be for revenue generating activities and approximately $10.0 million to $14.0 million will be for sustaining activities. As such, we expect that our capital expenditures for this period will be fully funded by net cash from operating activities, as discussed above. Our decisions regarding the construction of new towers and structural enhancements are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

As of December 31, 2004, after giving effect to the January 2005 purchases of our 4% senior notes, we had consolidated cash and cash equivalents of $391.7 million (including $177.0 million at CCUSA, $17.6 million at CCAL, $150.1 million in an unrestricted investment subsidiary and $47.0 million at restricted group companies in our corporate segment), consolidated long-term debt of $1,756.9 million, consolidated redeemable preferred stock of $508.0 million and consolidated stockholders’ equity of $1,751.0 million. In January of 2005, we utilized approximately $175.4 million of our cash to purchase an aggregate of $93.5 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon.

For the years ended December 31, 2002, 2003 and 2004, our net cash provided by (used for) financing activities was $(286.3) million, $71.1 million and $(1,686.4) million, respectively. The amounts for 2002, 2003 and 2004 are largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure. Following is a summary of significant financing transactions completed in 2004 and January of 2005.

On December 5, 2003, we commenced cash tender offers and consent solicitations for all of our outstanding 9% senior notes and 9½% senior notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% senior notes and 109.140% of the outstanding principal amount for the 9½% senior notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, we (1) utilized $147.0 million of our cash to purchase the $135.6 million in outstanding principal amount of the tendered 9% senior notes, including accrued interest thereon of $1.8 million, and (2) utilized $124.0 million of our cash to purchase the $109.5 million in outstanding principal amount of the tendered 9½% senior notes, including accrued interest thereon of $4.5 million. The purchase of the tendered 9% senior notes resulted in a loss of $12.5 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2.8 million) and the excess of the total purchase price over the carrying value of the tendered notes ($9.7 million). The purchase of the tendered 9½% senior notes resulted in a loss of $11.7 million for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1.7 million) and the excess of the total purchase price over the carrying value of the tendered notes ($10.0 million). Such losses are included in interest and other income (expense) on our consolidated statement of operations for the year ended December 31, 2004. The 9% senior notes and 9½% senior notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on our consolidated balance sheet as of December 31, 2003. Upon completion of these tender offers, the outstanding balances for the 9% senior notes and the 9½% senior notes were $26.1 million and $4.8 million, respectively.

In January of 2004, we (1) utilized $1.6 million of our cash to purchase $1.5 million in outstanding principal amount at maturity of our 10 3/8% discount notes and (2) utilized $1.0 million of our cash to purchase $1.0 million in outstanding principal amount at maturity of our 11¼% discount notes, both in public market transactions. The debt purchases resulted in losses of $0.2 million that are included in interest and other income (expense) on our consolidated statement of operations for the year ended December 31, 2004.

During the year ended December 31, 2004, Crown Atlantic repaid $15.0 million in outstanding borrowings under its credit facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301.1 million to $250.0 million.

Under the terms of the indentures governing our public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from our bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, we commenced an offer to purchase for cash up to $216.4 million of our 10¾% senior notes, $205.6 million of our 9 3/8% senior notes, $151.4 million of our 7.5% senior notes and $151.4 million of our 7.5% Series B senior notes in advance of the one year time period. The offer to purchase these securities expired on October 8, 2004, at which time we accepted an aggregate of $0.5 million in notes that had been tendered. On October 12, 2004, we utilized $0.5 million of our cash to purchase the $0.5 million in outstanding principal amount of the tendered notes, including accrued interest thereon.

In March, June and December of 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 0.8 million shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% convertible preferred stock, we purchased the 0.8 million shares of common stock from the dividend paying agent for a total of $12.2 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchases. We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock. Such purchases could amount to $36.4 million annually if we were to choose to offset all of the dividends on our preferred stock through continued share purchases.

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

In October of 2004, the restrictions expired with respect to the first third of the outstanding restricted common shares that had been issued during March, April and May of 2004 (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”). Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 0.2 million of such shares of common stock (at a price of $15.52 per share) for a total of $2.4 million in cash. We utilized cash from an unrestricted investment subsidiary to effect the stock purchase.

On November 4, 2004, we entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic. On that date, we acquired such equity interest for $295.0 million in cash, inclusive of approximately $15.0 million of net working capital. Following the transaction, we own 100% of Crown Atlantic. See “—Joint Ventures With Verizon Communications”.

On November 8, 2004, we commenced a cash tender offer for all of our outstanding 4% senior notes. On December 3, 2004, in accordance with the terms of the tender offer, the purchase price for the tendered notes (excluding accrued interest through the purchase date) was determined to be 179.505% of the outstanding principal amount. On December 8, 2004, we utilized $86.9 million of our cash to purchase the $48.0 million in outstanding principal amount of the tendered 4% senior notes, including accrued interest thereon of $0.8 million. The purchase of the tendered 4% senior notes resulted in a loss of $39.4 million for the fourth quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1.2 million) and the excess of the total purchase price over the carrying value of the tendered notes ($38.2 million). Such loss is included in interest and other income (expense) on our consolidated statement of operations for the year ended December 31, 2004.

In January of 2005, we utilized $175.4 million of our cash to purchase $93.5 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $1.7 million, in public market transactions. The debt purchases resulted in losses of $82.6 million for the first quarter of 2005, consisting of the write-off of unamortized deferred financing costs ($2.4 million) and the excess of the total purchase price over the carrying value of the notes ($80.2 million). Such losses will be included in interest and other income (expense) on our consolidated statement of operations for the three months ending March 31, 2005. After these purchases, the conversion of all the remaining outstanding 4% senior notes would result in the issuance of 8.2 million shares of our common stock.

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

If we are unable to refinance our indebtedness or renegotiate the terms of such debt prior to maturity, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 4% senior notes, our 10 3/8% discount notes, our 9% senior notes, our 11 1/4% discount notes, our 9 1/2% senior notes, our 10 3/4% senior notes, our 9 3/8% senior notes, our 7.5% senior notes and our 7.5% Series B senior notes require annual cash interest payments of $3.5 million, $1.2 million, $2.4 million, $1.2 million, $0.5 million, $46.0 million, $38.2 million, $22.5 million and $22.5 million, respectively.

The following table summarizes our contractual cash obligations as of December 31, 2004:

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Totals
	(In thousands of dollars)
Long-term debt	$97,250	$82,750	$—	$—	$—	$1,670,398	$1,850,398
Interest payments on long-term debt (a)	148,659	142,586	141,680	141,680	141,680	364,305	1,080,590
Capital lease obligations	1,013	684	849	227	—	—	2,773
Operating lease obligations (b)	103,814	105,204	105,852	105,436	105,094	1,193,787	1,719,187
Redeemable preferred stock	—	—	—	—	—	518,050	518,050

	$350,736	$331,224	$248,381	$247,343	$246,774	$3,746,540	$5,170,998

(a)	Interest payments on floating rate debt are estimated based on rates in effect during the first quarter of 2005. See Note 5 to the Consolidated Financial Statements.
(b)	Amounts relate primarily to ground lease obligations for our tower sites, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $6.1 million and expire on various dates through October 2005.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance. Such performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We anticipate that we may need to refinance a substantial portion of our indebtedness on or prior to its scheduled maturity. There can be no assurance that we will be able to effect any required refinancing of our indebtedness on commercially reasonable terms or at all. See “Item 1. Business—Risk Factors”.

Joint Ventures With Verizon Communications

On May 2, 2003, we entered into several agreements (the “Agreements”), dated effective May 1, 2003, relating to our two joint ventures with Verizon Communications (“Verizon”): Crown Atlantic and the Crown Castle GT venture (“Crown Castle GT”). Under the Agreements, certain termination rights under which Verizon could have required us to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. We also acquired all of Verizon’s interest in Crown Castle GT in exchange for additional interests in Crown Atlantic and certain other consideration. In addition, the shares of our common stock previously held by the ventures were distributed to Verizon. Following the transactions, we owned 100% of Crown Castle GT and 62.755% of Crown Atlantic. Further details of the transaction and its accounting treatment are discussed below.

Pursuant to the Agreements, we acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of our common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63.6 million), representing consideration for the Verizon Crown Castle GT partner’s interest in the operating assets held by Crown Castle GT, (2) approximately $5.9 million in cash, representing the working capital of Crown Castle GT allocable to the Verizon Crown Castle GT partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two ventures (for which our proportion of their estimated fair value aggregated $10.3 million, as restated). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the venture interests was determined based on the current financial performance of Crown Castle GT’s tower sites, using a valuation multiple derived from the current market performance of our common stock.

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

We have accounted for the acquisition of the minority interest in Crown Castle GT using the purchase method. In connection with the purchase price allocation for the transaction, we recorded, as restated, (1) a net decrease in the carrying value of our tower sites (included in property and equipment) of $29.3 million, (2) goodwill of $51.6 million, none of which is currently expected to be deductible for tax purposes, (3) other intangible assets (included in deferred financing costs and other assets) of $4.0 million, (4) the elimination of minority interest related to Crown Castle GT of $46.3 million, (5) an increase in minority interest related to Crown Atlantic of $78.0 million, and (6) a loss on the issuance of the interest in Crown Atlantic of $11.2 million (included in interest and other income (expense) on our consolidated statement of operations). The net decrease in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Castle GT’s towers, along with the net book value of the tower sites transferred to Verizon from the two ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of Crown Castle GT in excess of the related minority interest, along with the net decrease in the carrying value of the tower sites. The amounts recorded for the net decrease in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by us from Verizon.

On November 4, 2004, we entered into an agreement with Verizon to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic. On that date, we acquired such equity interest for $295.0 million in cash, inclusive of approximately $15.0 million of net working capital. Following the transaction, we own 100% of Crown Atlantic. We have accounted for the acquisition of the minority interest in Crown Atlantic using the purchase method. In connection with the purchase price allocation for the transaction, we recorded (1) an increase in the carrying value of our tower sites (included in property and equipment) of $17.7 million, (2) goodwill of $63.3 million, none of which is currently expected to be deductible for tax purposes, (3) other intangible assets (included in deferred financing costs and other assets) of $67.0 million, and (4) the elimination of minority interest related to Crown Atlantic of $147.0 million. The increase in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Atlantic’s towers. The increase in goodwill resulted primarily from the cash paid for the acquired portion of Crown Atlantic in excess of the related minority interest and other intangible assets, along with the increase in the carrying value of the tower sites. The amounts recorded for the increase in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by us from Verizon. Following this transaction, we combined the Crown Atlantic operating segment with the CCUSA operating segment. This change in reportable segments was made in our consolidated financial statements for the year ended December 31, 2004, and segment information for all prior periods presented have been restated. As permitted by the indentures governing our public debt securities, in order to designate Crown Atlantic as a restricted group subsidiary (as defined in the indentures) we transferred an additional $118.8 million of the remaining proceeds from the CCUK sale to an unrestricted investment subsidiary in exchange for a 15% ownership interest in Crown Atlantic. As a result, approximately 52% of Crown Atlantic is now held by our restricted group and the remaining approximately 48% is held by the unrestricted subsidiary. In addition, the $180.0 million in outstanding borrowings under Crown Atlantic’s credit facility are now indebtedness of our restricted group per the covenants in our bond indentures. From time to time, we may choose to use funds from our restricted group to purchase additional interests in Crown Atlantic from our unrestricted subsidiary, subject to satisfying the conditions imposed by our bond indentures. To the extent we elect to transfer more of the ownership of Crown Atlantic to our restricted group, cash paid to the unrestricted subsidiary in consideration for such ownership interest would be available for general corporate purposes, including the purchase of our common stock. Based on the purchase price paid to Verizon in November 2004, the remaining 48% interest in Crown Atlantic held by the unrestricted subsidiary would be valued at approximately $380 million.

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

We have designated certain investment subsidiaries as Unrestricted Subsidiaries. As of December 31, 2004, the remaining assets in our Unrestricted Subsidiaries consist primarily of cash and cash equivalents, a 48% ownership interest in Crown Atlantic, an investment in an unconsolidated affiliate and a U.S. nationwide license relating to five megahertz of spectrum. Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	December 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$416,597	$150,551	$—	$567,148
Other current assets	68,033	2,133	—	70,166
Property and equipment, net	3,367,566	1,999	—	3,369,565
Investments in Unrestricted Subsidiaries	183,673	—	(183,673)	—
Investment in Restricted Group Subsidiary	—	305,355	(305,355)	—
Goodwill	333,718	—	—	333,718
Deferred site rental receivable	84,928	—	—	84,928
Other assets, net	115,889	30,108	—	145,997

	$4,570,404	$490,146	$(489,028)	$4,571,522

Current liabilities	$283,947	$1,118	$—	$285,065
Long-term debt, less current maturities	1,753,148	—	—	1,753,148
Deferred ground lease payable	116,874	—	—	116,874
Other liabilities	44,302	—	—	44,302
Minority interests	30,468	—	—	30,468
Redeemable preferred stock	508,040	—	—	508,040
Stockholders’ equity	1,833,625	489,028	(489,028)	1,833,625

	$4,570,404	$490,146	$(489,028)	$4,571,522

	Three Months Ended December 31, 2004			Year Ended December 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$157,535	$242	$157,777	$603,358	$507	$603,865
Costs of operations (exclusive of depreciation, amortization and accretion)	60,507	672	61,179	229,830	1,085	230,915
General and administrative	21,775	1,519	23,294	83,671	6,559	90,230
Corporate development	434	—	434	1,455	—	1,455
Restructuring charges (credits)	1,348	—	1,348	870	—	870
Asset write-down charges	3,836	—	3,836	7,652	—	7,652
Non-cash general and administrative compensation charges	6,086	1	6,087	15,942	5	15,947
Depreciation, amortization and accretion	72,422	115	72,537	283,563	423	283,986

Operating income (loss)	(8,873)	(2,065)	(10,938)	(19,625)	(7,565)	(27,190)
Interest and other income (expense)	(37,414)	(741)	(38,155)	(74,381)	(4,127)	(78,508)
Interest expense and amortization of deferred financing costs	(40,599)	—	(40,599)	(206,770)	—	(206,770)
Provision for income taxes	(149)	—	(149)	5,370	—	5,370
Minority interests	1,154	—	1,154	202	—	202
Income (loss) from discontinued operations	558	—	558	542,175	(169)	542,006

Net income (loss)	$(85,323)	$(2,806)	$(88,129)	$246,971	$(11,861)	$235,110

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10¾% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended December 31, 2004	$83,979

Consolidated Cash Flow, for the twelve months ended December 31, 2004	$425,194
Less: Tower Cash Flow, for the twelve months ended December 31, 2004	(458,772)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2004	335,916

Adjusted Consolidated Cash Flow, for the twelve months ended December 31, 2004	$302,338

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from CCUK through August 31, 2004 (the date of sale). After acquiring the remaining minority interest in Crown Atlantic on November 4, 2004, we designated Crown Atlantic as a restricted group subsidiary. As a result, the amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from Crown Atlantic for all periods presented. See “—Liquidity and Capital Resources”.

Related Party Transactions

For the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004, we had revenues from Verizon Wireless of $147.0 million, $127.5 million and $131.3 million, respectively. As of December 31, 2003, our total receivables from Verizon Wireless amounted to $6.8 million. Verizon Wireless is a majority owned subsidiary of Verizon Communications, our former partner in Crown Atlantic and Crown Castle GT (see “—Joint Ventures With Verizon Communications”).

Restructuring Charges and Asset Write-Down Charges

For the year ended December 31, 2002, we recorded cash charges of $3.1 million related primarily to additional employee severance payments at our corporate office in connection with a July 2001 restructuring. In October 2002, we announced a restructuring of our U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, we reduced our U.S. workforce by approximately 230 employees and closed some smaller offices. The actions taken for the October 2002 restructuring were substantially completed by the end of the first quarter of 2003. In connection with this restructuring, we recorded cash charges of approximately $6.1 million for the year ended December 31, 2002 related to employee severance payments ($3.3 million) and costs of office closures ($2.8 million).

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

As a result of the sale of CCUK, in December of 2004 and January of 2005 we consolidated certain corporate management functions. The actions taken for this restructuring will be substantially completed by the end of the first quarter of 2005. In connection with this restructuring, we recorded cash charges of $1.3 million for the fourth quarter of 2004 related to employee severance payments. We expect to record an additional $2.0 million of such cash charges for the first quarter of 2005. In addition, in the fourth quarter of 2004 we recorded non-cash general and administrative compensation charges in connection with the modification of stock options for certain terminated executives (see “—Compensation Charges Related to Stock and Stock Option Grants and Acquisitions”).

During the year ended December 31, 2002, we abandoned a portion of our construction in process related to certain open projects, cancelled certain build-to-suit agreements and wrote down the value of the related construction in process, wrote down the value of certain inventories, and wrote down the value of three office buildings. As a result, we recorded asset write-down charges of $50.3 million for CCUSA and $2.3 million for the corporate office.

During the year ended December 31, 2003, we abandoned an additional portion of our construction in process and certain other assets and recorded asset write-down charges of $14.3 million for CCUSA. During the year ended December 31, 2004, we recorded asset write-down charges of $7.7 million for CCUSA. Such non-cash charges related to the abandonment or disposal of certain tower sites and sites in development. We will continue to evaluate the carrying value of our goodwill and our property and equipment as required by SFAS 142 and SFAS 144. Implicit in the determination of fair value for such long-lived assets are certain assumptions regarding the future leasing of our tower sites. Should future business conditions require the amendment of previous assumptions we may abandon additional portions of our construction in process if the leasing potential of open projects is determined to be below acceptable levels. As a result, our assets could be deemed impaired and a charge to earnings would be required.

Compensation Charges Related to Stock and Stock Option Grants and Acquisitions

We have recognized non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to our IPO. Such charges amounted to approximately $1.4 million for the year ended December 31, 2002.

We have issued shares of our common stock in connection with an acquisition by CCUSA. A portion of such shares were deemed to be compensation to the former shareholders of the acquired company (who remained employed by us). As a result, CCUSA has recognized non-cash general and administrative compensation charges of approximately $5.9 million over a three-year period ended in 2003.

On January 1, 2003, we adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date. As a result, we are recognizing non-cash general and administrative compensation charges for stock options granted in 2003. Such charges will amount to approximately $0.6 million over a five-year period ending in 2008.

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

During the first quarter of 2003, we granted approximately 5.8 million shares of restricted common stock to our executives and certain employees. These restricted shares had a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of our common stock on the grant dates. The restrictions on these shares were to expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of our common stock.

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

In March, April and May of 2004, we granted approximately 1.3 million shares of restricted common stock to approximately 500 of our employees (including approximately 175 employees of CCUK). These restricted shares had a weighted-average grant-date fair value of $13.99 per share, determined based on the closing market price of our common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of our common stock. In connection with these restricted shares, we are recognizing non-cash general and administrative compensation charges of approximately $18.8 million over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested.

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

On October 27, 2004, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during March, April and May of 2004. This first target level was reached when the market price of our common stock closed at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the first third of such outstanding shares during the fourth quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $3.1 million for the fourth quarter of 2004, of which $2.5 million was recorded in continuing operations and $0.6 million was charged to the net gain on disposal of CCUK. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of our common stock would have to close at or above $18.52 per share and $23.14 per share, respectively (125% of each of the previous target levels), for twenty consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional third of these restricted shares. The vesting terms for the restricted shares held by CCUK employees were modified upon the closing of the sale of CCUK. See Note 2 to the consolidated financial statements.

In December of 2004, we modified the vesting and exercise terms of outstanding stock options for certain terminated executives (see “—Restructuring Charges and Asset Write-Down Charges”). As a result, we recognized non-cash general and administrative compensation charges of $2.8 million for the fourth quarter of 2004. We expect to record an additional $5.2 million of such non-cash charges for the first quarter of 2005.

In February of 2005, we issued 35,650 shares of common stock to the non-executive members of our Board of Directors as part of their annual compensation for services on the Board. These shares have a grant-date fair value of $16.20 per share. In connection with these shares, we will recognize non-cash general and administrative compensation charges of approximately $0.6 million for the first quarter of 2005.

In February of 2005, we granted approximately 0.3 million shares of restricted common stock to certain of our executives. The restricted shares had a grant-date fair value of $16.20 per share, determined based on the closing market price of our common stock on the grant date. The restrictions on the shares will expire in various amounts over the vesting period of four years if the market performance of our common stock reaches certain levels. In connection with these restricted shares, we will recognize non-cash general and administrative compensation charges of approximately $4.2 million over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. In February of 2005, we also authorized the grant of approximately 0.4 million shares of restricted common stock to 274 other executives and employees. The restrictions on these shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of our common stock.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) are effective for us as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, we will adopt the provisions of SFAS 123(R) on July 1, 2005. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. We expect that the adoption of SFAS 123(R) will increase our non-cash general and administrative compensation charges by approximately $3.3 million and $3.6 million for the years ending December 31, 2005 and 2006, respectively.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain information contained in this Annual Report on Form 10-K (including statements contained in “Item 1. Business”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as other written and oral statements made or incorporated by reference from time to time by us in other reports, filings with the Securities and Exchange Commission, press releases, conferences, conference calls, or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the “Safe Harbor” provisions of that section. This information includes, without limitation, expectations, projections, estimates and other forward-looking information regarding results of operations, revenues, liquidity, costs and expenses and margins; our competitive position; demand for our assets, including leasing rates; employee relations; timing of and demand for technological advances; the effect of accounting policies and standards; adversarial proceedings and other contingent liabilities; funding of our operations, incurrence of debt and debt service; cash from operating activities; issuances or purchases of our securities; capital expenditures and financial condition; and tower industry and wireless telecommunications industry conditions, including consolidation.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. As of December 31, 2004, we have $180.0 million of floating rate indebtedness, of which $51.3 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $1.1 million.

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

The foreign currency exchange rates used to translate the 2003 and 2004 financial statements for CCAL were as follows:

CCAL (Australian dollar)
Average exchange rate for:
January 2003	$0.5829
February 2003	0.5956
March 2003	0.6015
April 2003	0.6100
May 2003	0.6468
June 2003	0.6652
July 2003	0.6607
August 2003	0.6518
September 2003	0.6635
October 2003	0.6948
November 2003	0.7158
December 2003	0.7385

January 2004	0.7717
February 2004	0.7770
March 2004	0.7496
April 2004	0.7443
May 2004	0.7039
June 2004	0.6937
July 2004	0.7161
August 2004	0.7111
September 2004	0.7028
October 2004	0.7337
November 2004	0.7704
December 2004	0.7675

Ending exchange rate for:
December 2003	0.7520
December 2004	0.7805

Item 8. Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2002 and 2003 consolidated financial statements.

As discussed in Note 1, in 2003 the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas

March 29, 2005

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2003	2004
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$409,584	$567,148
Short-term investments	26,600	—
Receivables:
Trade, net of allowance for doubtful accounts of $7,603 and $6,577 at December 31, 2003 and 2004, respectively	37,289	16,369
Other	930	11,997
Inventories	9,615	6,422
Deferred site rental receivable	2,332	6,395
Prepaid expenses and other current assets	27,940	28,983
Assets of discontinued operations (Notes 1 and 2)	2,052,510	—

Total current assets	2,566,800	637,314
Property and equipment, net	3,593,570	3,369,565
Goodwill	270,438	333,718
Deferred site rental receivable	76,333	84,928
Deferred financing costs and other assets, net of accumulated amortization of $39,692 and $35,961 at December 31, 2003 and 2004, respectively	105,092	145,997

	$6,612,233	$4,571,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,785	$12,323
Accrued interest	49,063	43,308
Accrued compensation and related benefits	13,397	15,445
Deferred rental revenues and other accrued liabilities	106,384	116,739
Liabilities of discontinued operations (Notes 1 and 2)	353,544	—
Long-term debt, current maturities	267,142	97,250

Total current liabilities	799,315	285,065
Long-term debt, less current maturities	3,182,850	1,753,148
Deferred ground lease payable	98,524	116,874
Other liabilities	53,844	44,302

Total liabilities	4,134,533	2,199,389

Commitments and contingencies (Note 12)
Minority interests	176,645	30,468
Redeemable preferred stock	506,702	508,040
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2003—220,758,321 and December 31, 2004—224,064,124	2,208	2,241
Additional paid-in capital	3,349,459	3,386,749
Accumulated other comprehensive income (loss)	247,249	54,476
Unearned stock compensation	(8,122)	(9,892)
Accumulated deficit	(1,796,441)	(1,599,949)

Total stockholders’ equity	1,794,353	1,833,625

	$6,612,233	$4,571,522

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
Net revenues:
Site rental	$446,136	$482,747	$537,465
Network services and other	159,217	72,316	66,400

	605,353	555,063	603,865

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	176,161	179,549	183,600
Network services and other	122,027	46,746	47,315
General and administrative	84,244	87,061	90,230
Corporate development	7,483	5,564	1,455
Restructuring charges (credits)	8,665	1,291	870
Asset write-down charges	52,598	14,317	7,652
Non-cash general and administrative compensation charges	3,488	13,986	15,947
Depreciation, amortization and accretion	278,609	281,980	283,986

	733,275	630,494	631,055

Operating income (loss)	(127,922)	(75,431)	(27,190)
Other income (expense):
Interest and other income (expense)	64,922	(132,075)	(78,508)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(273,895)	(258,834)	(206,770)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(336,895)	(466,340)	(312,468)
Credit (provision) for income taxes	(4,407)	(2,465)	5,370
Minority interests	12,340	4,036	202

Loss from continuing operations before cumulative effect of change in accounting principle	(328,962)	(464,769)	(306,896)
Discontinued operations (Notes 1 and 2):
Income from operations of CCUK, net of tax	9,041	10,458	46,399
Net gain on disposal of CCUK, net of tax	—	—	495,607

Income from discontinued operations, net of tax	9,041	10,458	542,006

Income (loss) before cumulative effect of change in accounting principle	(319,921)	(454,311)	235,110
Cumulative effect of change in accounting principle for asset retirement obligations	—	(551)	—

Net income (loss)	(319,921)	(454,862)	235,110
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	16,023	(55,897)	(38,618)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(303,898)	$(510,759)	$196,492

Net income (loss)	$(319,921)	$(454,862)	$235,110
Other comprehensive income (loss):
Foreign currency translation adjustments	91,075	204,587	25,353
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	—	—	(232,893)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(7,883)	(1,308)	75
Amounts reclassified into results of operations	5,964	6,874	3,179
Minimum pension liability adjustment	(8,417)	(1,888)	11,513

Comprehensive income (loss)	$(239,182)	$(246,597)	$42,337

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.43)	$(2.40)	$(1.56)
Income from discontinued operations	0.04	0.05	2.45
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income (loss)	$(1.39)	$(2.36)	$0.89

Common shares outstanding – basic and diluted (in thousands)	218,028	216,947	221,693

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(319,921)	$(454,862)	$235,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	278,609	281,980	283,986
Losses (gains) on purchases and redemptions of long-term debt	(79,138)	87,112	77,659
Non-cash general and administrative compensation charges	3,488	13,986	15,947
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	93,411	72,159	9,512
Asset write-down charges	52,598	14,317	7,652
Equity in losses (earnings) and write-downs of unconsolidated affiliates	28,354	1,817	5,945
Income from discontinued operations	(9,041)	(10,458)	(542,006)
Minority interests and loss on issuance of interest in joint venture	(12,340)	7,204	(202)
Losses on purchases and redemption of preferred stock	—	32,293	—
Cumulative effect of change in accounting principle	—	551	—
Changes in assets and liabilities, excluding the effects of acquisitions:
Decrease in receivables	96,986	30,736	20,578
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	(22,234)	13,746	9,692
Increase (decrease) in accounts payable	(49,976)	(7,751)	2,509
(Increase) decrease in inventories, prepaid expenses, deferred site rental receivable and other assets	34,417	(7,114)	(8,543)
Increase (decrease) in accrued interest	(1,636)	3,755	(5,755)

Net cash provided by operating activities	93,577	79,471	112,084

Cash flows from investing activities:
Maturities of investments	1,647,313	877,260	517,500
Proceeds from disposition of property and equipment	27,978	13,520	3,237
Purchases of investments	(1,497,547)	(725,163)	(490,900)
Acquisitions of assets and minority interests in joint ventures	(4,449)	(5,873)	(295,000)
Capital expenditures	(111,643)	(27,431)	(43,346)
Investments in affiliates and other	(11,134)	(13,308)	(11,119)

Net cash provided by (used for) investing activities	50,518	119,005	(319,628)

Cash flows from financing activities:
Proceeds from issuance of capital stock	1,032	7,992	32,094
Principal payments on long-term debt	—	(112,250)	(1,289,750)
Purchases and redemptions of long-term debt	(142,820)	(928,388)	(353,958)
Purchases and redemption of capital stock	(94,470)	(343,734)	(59,364)
Net borrowings (payments) under revolving credit agreements	(50,000)	(55,000)	(15,000)
Incurrence of financing costs	—	(29,534)	(444)
Proceeds from issuance of long-term debt	—	1,532,000	—

Net cash provided by (used for) financing activities	(286,258)	71,086	(1,686,422)

Effect of exchange rate changes on cash	1,230	4,964	1,178
Discontinued operations (Notes 1 and 2)	(27,870)	(204,779)	2,050,352

Net increase (decrease) in cash and cash equivalents	(168,803)	69,747	157,564
Cash and cash equivalents at beginning of year	508,640	339,837	409,584

Cash and cash equivalents at end of year	$339,837	$409,584	$567,148

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisitions (see Note 7):
Fair value of net assets recorded, including goodwill and other intangible assets	$—	$26,360	$147,995
Minority interest acquired	—	46,265	147,005
Minority interest issued	—	(66,752)	—
Supplemental disclosure of cash flow information:
Interest paid	$181,984	$177,547	$199,836
Income taxes paid	407	465	11,630

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	($.01 Par)	Additional Paid- In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Minimum Pension Liability Adjustment	Unearned Stock Compensation	Accumulated Deficit	Total
Balance, January 1, 2002, as previously reported	218,804,363	$2,188	$3,301,023	$(35,254)	$(7,992)	$—	$—	$(895,317)	$2,364,648
Cumulative effect of restatement	—	—	—	1,491	—	—	—	(86,467)	(84,976)

Balance, January 1, 2002, as restated	218,804,363	2,188	3,301,023	(33,763)	(7,992)	—	—	(981,784)	2,279,672
Issuances of capital stock	306,678	3	1,029	—	—	—	—	—	1,032
Purchases of capital stock	(13,755,900)	(137)	(33,344)	—	—	—	—	—	(33,481)
Non-cash general and administrative compensation charges	—	—	3,733	—	—	—	—	—	3,733
Foreign currency translation adjustments	—	—	—	91,075	—	—	—	—	91,075
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(7,883)	—	—	—	(7,883)
Amounts reclassified into results of operations	—	—	—	—	5,964	—	—	—	5,964
Minimum pension liability adjustment	—	—	—	—	—	(8,417)	—	—	(8,417)
Dividends on preferred stock	10,628,153	106	42,774	—	—	—	—	(79,786)	(36,906)
Gains on purchases of preferred stock, as restated	—	—	3,615	—	—	—	—	95,809	99,424
Net loss, as restated	—	—	—	—	—	—	—	(319,921)	(319,921)

Balance, December 31, 2002, as restated	215,983,294	2,160	3,318,830	57,312	(9,911)	(8,417)	—	(1,285,682)	2,074,292
Issuances of capital stock, net of forfeitures	7,365,611	74	31,889	—	—	—	(23,972)	—	7,991
Purchases and retirement of capital stock	(8,034,053)	(80)	(52,515)	—	—	—	—	—	(52,595)
Non-cash general and administrative compensation charges	—	—	1,512	—	—	—	15,850	—	17,362
Foreign currency translation adjustments	—	—	—	205,674	—	(1,087)	—	—	204,587
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(1,308)	—	—	—	(1,308)
Amounts reclassified into results of operations	—	—	—	—	6,874	—	—	—	6,874
Minimum pension liability adjustment	—	—	—	—	—	(1,888)	—	—	(1,888)
Dividends on preferred stock	5,443,469	54	37,301	—	—	—	—	(54,294)	(16,939)
Losses on purchases of preferred stock, as restated	—	—	12,442	—	—	—	—	(1,603)	10,839
Net loss, as restated	—	—	—	—	—	—	—	(454,862)	(454,862)

Balance, December 31, 2003, as restated	220,758,321	2,208	3,349,459	262,986	(4,345)	(11,392)	(8,122)	(1,796,441)	1,794,353
Issuances of capital stock, net of forfeitures	4,919,208	49	50,416	—	—	—	(18,465)	—	32,000
Purchases and retirement of capital stock	(4,251,766)	(42)	(59,322)	—	—	—	—	—	(59,364)
Non-cash general and administrative compensation charges	—	—	3,309	—	—	—	15,209	—	18,518
Foreign currency translation adjustments	—	—	—	25,474	—	(121)	—	—	25,353
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	75	—	—	—	75
Amounts reclassified into results of operations	—	—	—	—	3,179	—	—	—	3,179
Dividends on preferred stock	2,638,361	26	37,253	—	—	—	—	(38,618)	(1,339)
Amounts included in net gain on disposal of CCUK	—	—	5,634	(232,893)	—	11,513	1,486	—	(214,260)
Net income	—	—	—	—	—	—	—	235,110	235,110

Balance, December 31, 2004	224,064,124	$2,241	$3,386,749	$55,567	$(1,091)	$—	$(9,892)	$(1,599,949)	$1,833,625

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Summary of Significant Accounting Policies and Effects of Restatement

Basis of Presentation

The consolidated financial statements include the accounts of Crown Castle International Corp. (“CCIC”) and its majority and wholly owned subsidiaries, collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s financial statements to be consistent with the presentation in the current year.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, the Company has restated its financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. On August 31, 2004, the Company completed the sale of CCUK. See Note 2.

The Company owns, operates and manages wireless communications sites. The Company also provides complementary services to its customers, including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. The Company’s communications sites are located throughout the United States, in Puerto Rico and in Australia. The Company’s primary business is the leasing of antenna space to wireless operators under long-term contracts.

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

Effects of Restatement

The consolidated financial statements as presented for the years ended December 31, 2002 and 2003 have been restated to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. On February 7, 2005, the Securities and Exchange Commission issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. As a result, the Company has adjusted its method of accounting for tenant leases, ground leases and depreciation. In addition to restating the consolidated financial statements for the years ended December 31, 2002 and 2003, the Company has also restated its interim financial statements for the four quarters of 2003 and the first three quarters of 2004 to reflect these corrections in the proper periods (see Note 15).

The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and the Company’s two joint ventures with Verizon Communications, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003 (see Note 7). The adjustments for depreciation expense also effected the discontinued operations of CCUK, resulting in a change to the net gain on disposal (see Note 2). The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through September 30, 2004 are as follows: an increase in site rental revenues of $34,258,000; an increase in site rental costs of operations of $98,822,000; an increase in depreciation expense of $180,715,000; an increase in operating losses of $245,279,000; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3,126,000; an increase in minority interests of $43,071,000; a decrease in income from operations of CCUK, and a corresponding increase in the net gain on disposal of CCUK, of $4,839,000; and an increase in net losses of $205,334,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the Company’s leaseholds and its tower assets. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

Historically, the Company has calculated straight-line ground lease expense (for leases with fixed escalation provisions) using the current lease term (typically five to ten years) without regard to renewal options. Further, the Company depreciated all tower assets over a 20-year useful life, without regard to the term of the underlying ground lease, because of its historical experience in successfully renewing ground leases prior to expiration. As a result of this accounting adjustment, the Company now calculates its straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. The Company has also shortened the depreciable lives of certain tower assets that have ground lease expirations prior to the end of their useful life. When calculating its straight-line site rental revenues, the Company now considers all fixed elements of a tenant lease’s escalation provisions, even if such escalation provisions also include a variable element.

In addition, certain issuance costs from prior financing transactions that were previously included in deferred financing costs ($387,000) or additional paid-in capital ($16,057,000) have been charged to interest and other income (expense) ($10,877,000) or included with dividends on preferred stock ($5,567,000). Such corrections were made in accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (“EITF 98-14”), and EITF Topic No. D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“EITF D-42”). EITF 98-14 requires that a proportionate amount of unamortized deferred financing costs be written off when the borrowing availability under a credit facility is reduced. EITF D-42 requires that financing costs related to preferred stock that were classified as additional paid-in capital upon issuance be charged to results of operations upon the subsequent purchase or redemption of such preferred stock.

In addition, certain foreign currency translation adjustments ($686,000) included in accumulated other comprehensive income (loss) have been charged to results of operations for 2001 in accordance with EITF Issue No. 01-5, Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of (“EITF 01-5”). In 2001, the Company wrote off an investment in Brazil, but did not write off the related translation adjustments. EITF 01-5 requires that accumulated foreign currency translation adjustments be included as part of the carrying amount of a foreign investment being evaluated for impairment under a committed plan of disposal.

Finally, the Company has recorded (1) deferred income tax provisions resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill balances were no longer amortized, and (2) an adjustment to the estimated tax on the sale of CCUK (see Note 2). The deferred income tax provisions amounted to $4,000,000, $2,000,000 and $1,500,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Such amounts had previously been inappropriately offset by deferred tax assets. Upon the sale of CCUK, the Company incurred a federal alternative minimum tax which has been increased by $7,000,000 for certain adjustments to the tax basis of CCUK’s assets. A deferred tax asset arising from the carryforward of such alternative minimum tax can be offset against the deferred tax liabilities, resulting in a $7,500,000 deferred income tax credit for the year ended December 31, 2004.

The adjustments to amounts previously presented in the consolidated statement of operations for the years ended December 31, 2002 and 2003 are summarized as follows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present CCUK as Discontinued Operations	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
2002:
Site rental revenues	$677,839	$4,639	$682,478	$(236,342)	$446,136
Site rental costs of operations	270,024	19,720	289,744	(113,583)	176,161
Depreciation expense	301,928	38,161	340,089	(61,480)	278,609
Operating income (loss)	(26,591)	(53,242)	(79,833)	(48,089)	(127,922)
Credit (provision) for income taxes	(12,276)	(4,000)	(16,276)	11,869	(4,407)
Minority interests	2,498	9,842	12,340	—	12,340
Net income (loss)	(272,521)	(47,400)	(319,921)	—	(319,921)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	19,638	(3,615)	16,023	—	16,023
Net income (loss) per common share - basic and diluted	(1.16)	(0.23)	(1.39)	—	(1.39)

2003:
Site rental revenues	$786,788	$6,593	$793,381	$(310,634)	$482,747
Site rental costs of operations	307,511	16,374	323,885	(144,336)	179,549
Depreciation expense	324,152	37,530	361,682	(79,702)	281,980
Operating income (loss)	51,703	(47,311)	4,392	(79,823)	(75,431)
Interest and other income (expense)	(148,474)	(13,616)	(162,090)	30,015	(132,075)
Credit (provision) for income taxes	(7,518)	(2,000)	(9,518)	7,053	(2,465)
Minority interests	(2,394)	6,430	4,036	—	4,036
Net income (loss)	(398,365)	(56,497)	(454,862)	—	(454,862)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(53,945)	(1,952)	(55,897)	—	(55,897)
Net income (loss) per common share - basic and diluted	(2.09)	(0.27)	(2.36)	—	(2.36)

The following tables describe the effects of the restatement on the loss from continuing operations before cumulative effect of change in accounting principle, net loss and the related per share amounts for the years ended December 31, 2002 and 2003.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2002	2003
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle, as previously stated	$(272,521)	$(396,330)
Adjustments to site rental revenues	4,639	6,593
Adjustments to site rental costs of operations	(19,720)	(16,374)
Adjustments to depreciation expense	(38,161)	(37,530)

Adjustments to interest and other income (expense)	—	(13,616)
Adjustments to credit (provision) for income taxes	(4,000)	(2,000)
Adjustments to minority interests	9,842	6,430

Loss before cumulative effect of change in accounting principle, as restated	(319,921)	(452,827)
Adjustment to present CCUK’s results of operations as discontinued operations	(9,041)	(11,942)

Loss from continuing operations before cumulative effect of change in accounting principle, as restated	$(328,962)	$(464,769)

Net loss, as previously stated	$(272,521)	$(398,365)
Adjustments to site rental revenues	4,639	6,593
Adjustments to site rental costs of operations	(19,720)	(16,374)
Adjustments to depreciation expense	(38,161)	(37,530)

Adjustments to interest and other income (expense)	—	(13,616)
Adjustments to credit (provision) for income taxes	(4,000)	(2,000)
Adjustments to minority interests	9,842	6,430

Net loss, as restated	(319,921)	(454,862)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	16,023	(55,897)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	$(303,898)	$(510,759)

Per common share – basic and diluted:
Loss before cumulative effect of change in accounting principle, as previously stated	$(1.16)	$(2.08)
Adjustments to site rental revenues	0.02	0.03
Adjustments to site rental costs of operations	(0.09)	(0.08)
Adjustments to depreciation expense	(0.17)	(0.17)

Adjustments to interest and other income (expense)	—	(0.06)
Adjustments to credit (provision) for income taxes	(0.02)	(0.01)
Adjustments to minority interests	0.05	0.03
Adjustments to dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(0.02)	(0.01)

Loss before cumulative effect of change in accounting principle, as restated	(1.39)	(2.35)
Adjustment to present CCUK’s results of operations as discontinued operations	(0.04)	(0.05)

Loss from continuing operations before cumulative effect of change in accounting principle, as restated	$(1.43)	$(2.40)

Net loss, as previously stated	$(1.16)	$(2.09)
Adjustments to site rental revenues	0.02	0.03
Adjustments to site rental costs of operations	(0.09)	(0.08)
Adjustments to depreciation expense	(0.17)	(0.17)

Adjustments to interest and other income (expense)	—	(0.06)
Adjustments to credit (provision) for income taxes	(0.02)	(0.01)
Adjustments to minority interests	0.05	0.03
Adjustments to dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(0.02)	(0.01)

Net loss, as restated	$(1.39)	$(2.36)

The following table describes the effects of the restatement on comprehensive income (loss) for the years ended December 31, 2002 and 2003.

	Years Ended December 31,
	2002	2003
	(In thousand of dollars)
Comprehensive income (loss), as previously stated	$(189,952)	$(180,253)
Adjustments to net income (loss)	(47,400)	(56,497)
Adjustments to foreign currency translation adjustments	(1,830)	(9,847)

Comprehensive income (loss), as restated	$(239,182)	$(246,597)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table describes the cumulative effects of the restatement on the consolidated balance sheet as of December 31, 2003.

	Property and Equipment	Goodwill	Deferred Site Rental Receivable(a)	Deferred Ground Lease Payable	Other Liabilities	Minority Interests	Stockholders’ Equity
	(In thousands of dollars)
Balances as of December 31, 2003, as previously stated	$4,741,945	$1,206,713	$—	$—	$211,763	$208,333	$1,984,413

Reclassification of previously stated amounts	—	—	45,887	8,134	(8,134)	—	—
Adjustments to site rental revenues	—	—	30,764	—	—	—	30,764
Adjustments to site rental costs of operations	—	—	—	88,114	—	—	(88,114)
Adjustments to depreciation expense	(152,197)	—	—	—	—	—	(152,197)
Adjustments to provision for income taxes	—	—	—	—	6,000	—	(6,000)
Adjustments to minority interests	—	—	—	—	—	(39,485)	39,485
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	10,879	(3,126)
Foreign currency translation adjustments(b)	(13,692)	—	2,014	2,276	—	(3,082)	(10,872)

Balances as of December 31, 2003, as restated	4,580,442	1,210,080	78,665	98,524	209,629	176,645	1,794,353
Adjustment to present CCUK’s assets and liabilities as discontinued operations	(986,872)	(939,642)	—	—	(155,785)	—	—

Balances as of December 31, 2003, as restated on continuing operations basis	$3,593,570	$270,438	$78,665	$98,524	$53,844	$176,645	$1,794,353

(a)	Balance as of December 31, 2003, as restated on continuing operations basis, includes current portion of $2,332.
(b)	Amounts represent the effect of foreign currency translation for the lease accounting adjustments to the Australian operations.

The following table describes the cumulative effects of the restatement on the accumulated deficit as of January 1, 2002.

Accumulated Deficit
(In thousands of dollars)
Balance as of January 1, 2002, as previously stated	$(895,317)
Adjustments to site rental revenues	19,532
Adjustments to site rental costs of operations	(52,020)
Adjustments to depreciation expense	(76,506)
Adjustments to interest and other income (expense)	(686)
Adjustments to minority interests	23,213

Total adjustments	(86,467)

Balance as of January 1, 2002, as restated	$(981,784)

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Investments

As of December 31, 2003, all investments (consisting of auction rate securities) were classified as held-to-maturity since the Company had the positive intent and ability to hold such investments until they matured. Held-to-maturity securities are stated at amortized cost. Although the Company’s auction rate securities had contractual maturities which exceeded one year, the underlying interest rates on such securities reset at intervals of less than 90 days. Therefore, these auction rate securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. As a result, the Company has classified its auction rate securities as short-term investments in the accompanying consolidated balance sheet. The 2003 balance of such securities was previously classified as cash equivalents due to the liquidity and pricing reset feature. In 2004, these securities were reclassified as short-term investments to conform with the current presentation. There was no impact on net earnings or cash flow from operations as a result of the reclassification.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts Receivable

An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that the Company believes will be collected. In estimating the appropriate balance for this allowance, the Company considers (1) specific reserves for accounts it believes may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of its accounts. Additions to the allowance for doubtful accounts are charged to costs of operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories include work in process amounting to $3,194,000 and $2,860,000 at December 31, 2003 and 2004, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of tower sites is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment and other long-lived assets, including other intangible assets with finite useful lives, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see Note 4). On January 1, 2002, the Company adopted the new accounting standard for goodwill and other intangible assets (see “Recent Accounting Pronouncements”). In accordance with that new standard, goodwill is not amortized, but rather is tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease, agreement or contract, with such terms generally ranging from five years to ten years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement.

Network services revenues are generally recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in relatively short periods of time and financial position and results of operations do not vary significantly from those which would result from

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(328,962)	$(464,769)	$(306,896)
Dividends on preferred stock	(79,786)	(54,294)	(38,618)
Gains (losses) on purchases of preferred stock	95,809	(1,603)	—

Loss from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(312,939)	(520,666)	(345,514)
Income from discontinued operations	9,041	10,458	542,006
Cumulative effect of change in accounting principle	—	(551)	—

Net income (loss) applicable to common stock for basic and diluted computations	$(303,898)	$(510,759)	$196,492

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	218,028	216,947	221,693

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(1.43)	$(2.40)	$(1.56)
Income from discontinued operations	0.04	0.05	2.45
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income (loss)	$(1.39)	$(2.36)	$0.89

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses from continuing operations for each of the three years in the period ended December 31, 2004.

	December 31,
	2002	2003	2004
	(In thousands)
Options to purchase shares of common stock	22,975	18,994	14,433
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	1,000	—
Shares of 8¼% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at par beginning on October 1, 2005)	7,442	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625	8,625
Shares of restricted common stock	—	1,873	918
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	—	21,237	16,807

Total potential common shares	40,682	59,811	48,865

As of December 31, 2004, outstanding stock options include (1) 7,808,425 options at exercise prices ranging from $-0- to $15.50 per share and a weighted-average exercise price of $9.47 per share, and (2) 6,624,847 options at exercise prices ranging from $16.28 to $39.75 per share and a weighted-average exercise price of $24.69 per share.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

Crown Castle Australia Holdings Pty Ltd. (“CCAL”) uses the Australian dollar as the functional currency for its operations. The Company translates CCAL’s results of operations using the average exchange rate for the period, and translates CCAL’s assets and liabilities using the exchange rate at the end of the period. The cumulative effect of changes in the exchange rate are recorded as translation adjustments in stockholders’ equity.

Derivative and Financial Instruments

Derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments are recorded either in results of operations or in other comprehensive income (loss), depending on the intended use of the derivative instrument. The derivative instrument recognized in the Company’s consolidated balance sheet consists of an interest rate swap agreement. Such agreement is used to manage interest rate risk on a portion of the Company’s floating rate indebtedness, and is designated as a cash flow hedging instrument. The interest rate swap agreement effectively converts the interest payments on an equal amount of debt from a floating rate to a fixed rate. As such, the Company is protected from future increases in market interest rates on that portion of its indebtedness. To the extent that the interest rate swap agreement is effective in hedging the Company’s interest rate risk, the change in its fair value is recorded as other comprehensive income (loss). Amounts recorded as other comprehensive income (loss) are reclassified into results of operations in the same periods that the hedged interest costs are recorded in interest expense. The Company estimates that such reclassified amounts will be approximately $1,200,000 for the year ending December 31, 2005. To the extent that any portion of the interest rate swap agreement is deemed ineffective, the related change in fair value is recognized in results of operations. As of December 31, 2003 and 2004, the accumulated other comprehensive income (loss) in consolidated stockholders’ equity includes $4,345,000 and $1,091,000, respectively, in losses related to derivative instruments.

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

	December 31, 2003		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands of dollars)
Cash and cash equivalents	$409,584	$409,584	$567,148	$567,148
Short-term investments (to be held to maturity)	26,600	26,600	—	—
Long-term debt	(3,449,992)	(3,651,057)	(1,850,398)	(2,119,760)
Interest rate swap agreement	(4,345)	(4,345)	(1,091)	(1,091)

The Company does not currently hold or issue derivative financial instruments for trading purposes.

Stock-Based Compensation

The Company used the “intrinsic value based method” of accounting for its stock-based employee compensation plans until December 31, 2002 (see Note 9). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. The exercise prices for the substantial portion of the options granted during the year ended December 31, 2002 were equal to or in excess of the market value of the Company’s common stock at the date of grant. As such, no compensation cost was recognized for the substantial portion of the stock options granted during that year (see Note 9). On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see “Recent Accounting Pronouncements”). The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized for all stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company’s net income (loss) for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Net income (loss), as reported	$(319,921)	$(454,862)	$235,110
Add: Stock-based employee compensation expense included in reported net income (loss)	5,349	20,654	25,772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(45,709)	(45,329)	(33,653)

Net income (loss), as adjusted	(360,281)	(479,537)	227,229
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	16,023	(55,897)	(38,618)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$(344,258)	$(535,434)	$188,611

Net income (loss) per common share—basic and diluted:
As reported	$(1.39)	$(2.36)	$0.89

As adjusted	$(1.58)	$(2.47)	$0.85

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 prohibits the use of the pooling-of-interests method of accounting for business combinations, and requires that the purchase method be used for all business combinations after June 30, 2001. SFAS 141 also changed the manner in which acquired intangible assets are identified and recognized apart from goodwill. Further, SFAS 141 requires additional disclosures regarding the reasons for business combinations, the allocation of the purchase price to recognized assets and liabilities and the recognition of goodwill and other intangible assets. The Company has used the purchase method of accounting since its inception, so the adoption of SFAS 141 did not change its method of accounting for business combinations. The Company adopted the other recognition and disclosure requirements of SFAS 141 as of July 1, 2001 for any future business combinations. The transition provisions of SFAS 141 required that the carrying amounts for goodwill and other intangible assets acquired in prior purchase method business combinations be reviewed and reclassified in accordance with the new recognition rules; such reclassifications were to be made in conjunction with the adoption of SFAS 142. The application of these transition provisions of SFAS 141 as of January 1, 2002 resulted in a reclassification of other intangible assets with finite useful lives (the value of site rental contracts from the acquisition of Crown Communication) to deferred financing costs and other assets on the Company’s consolidated balance sheet. The gross carrying amount, accumulated amortization and net book value of such reclassified intangible assets were $26,000,000, $11,483,000 and $14,517,000 at January 1, 2002, respectively (see Note 4). The net book value of these intangible assets is being amortized using a revised life of 10 years.

SFAS 142 changed the accounting and disclosure requirements for acquired goodwill and other intangible assets. The most significant provision of SFAS 142 is that goodwill and other intangible assets with indefinite useful lives are no longer amortized, but rather are tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Intangible assets with finite useful lives will continue to be amortized over such lives, and tested for impairment in accordance with the Company’s existing policies. SFAS 142 requires disclosures about goodwill and other intangible assets in the periods subsequent to their acquisition, including (1) changes in the carrying amount of goodwill, in total and by operating segment, (2) the carrying amounts of intangible assets subject to amortization and those which are not subject to amortization, (3) information about impairment losses recognized, and (4) the estimated amount of intangible asset amortization expense for the next five years. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001. In addition, the nonamortization provisions of SFAS 142 were to be immediately applied for goodwill and other

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets acquired in business combinations subsequent to June 30, 2001. The Company adopted the requirements of SFAS 142 as of January 1, 2002. SFAS 142 required that transitional impairment tests be performed at its adoption, and provided that resulting impairment losses for goodwill and other intangible assets with indefinite useful lives be reported as the effect of a change in accounting principle. The Company completed its transitional impairment tests and determined that no impairment losses for goodwill and other intangible assets were to be recorded upon the adoption of SFAS 142. The Company’s depreciation and amortization expense has decreased by approximately $60,617,000 per year as a result of the adoption of SFAS 142.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $1,359,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $808,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $551,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations) amounted to $180,000 and $204,000 for the years ended December 31, 2003 and 2004, respectively. At December 31, 2003 and 2004, liabilities for contingent retirement obligations amounted to $1,584,000 and $1,702,000, respectively. If the provisions of SFAS 143 had been applied during all periods presented, liabilities for contingent retirement obligations would have amounted to $1,182,000 at January 1, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”), but retains many of its fundamental provisions. SFAS 144 also clarifies certain measurement and classification issues from SFAS 121. In addition, SFAS 144 supersedes the accounting and reporting provisions for the disposal of a business segment as found in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). However, SFAS 144 retains the requirement in APB 30 to separately report discontinued operations, and broadens the scope of such requirement to include more types of disposal transactions. The scope of SFAS 144 excludes goodwill and other intangible assets that are not to be amortized, as the accounting for such items is prescribed by SFAS 142. The provisions of SFAS 144 were effective for fiscal years beginning after December 15, 2001, and were to be applied prospectively. The adoption of the requirements of SFAS 144 as of January 1, 2002 had no impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 amends or rescinds a number of authoritative pronouncements, including Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt (“SFAS 4”). SFAS 4 required that gains and losses from extinguishment of debt that were included in the determination of net income or loss be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, gains and losses from extinguishment of debt are no longer classified as an extraordinary item, but rather are generally classified as part of other income (expense) on the Company’s consolidated statement of operations. Any such gains or losses classified as an extraordinary item in prior periods were to be reclassified in future financial statement presentations. The provisions of SFAS 145 related to the rescission of SFAS 4 were effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted the provisions of SFAS 145 as of January 1, 2002.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the FASB’s Emerging Issues Task Force (the “EITF”) released its final consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting for arrangements under which multiple revenue-generating activities will be performed, including the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 as of July 1, 2003, and such adoption did not have a significant effect on its consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, were effective for the first reporting period ending after March 15, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004, and such adoption did not have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12¾% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8¼% Convertible Preferred Stock and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12¾% Exchangeable Preferred Stock were included in interest expense on its consolidated statement of operations beginning on July 1, 2003. The Company redeemed the remaining outstanding shares of 12¾% Exchangeable Preferred Stock in December of 2003 (see Note 8).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) are effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, the Company will adopt the provisions of SFAS 123(R) on July 1, 2005. As discussed above, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 148. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. The Company expects that the adoption of SFAS 123(R) will increase its non-cash general and administrative compensation charges by approximately $3,300,000 and $3,600,000 for the years ending December 31, 2005 and 2006, respectively.

2. Sale of CCUK

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2,035,000,000 in cash, subject to certain working capital type adjustments. On August 31, 2004, the Company completed the sale of CCUK. The proceeds for the transaction amounted to $2,029,460,000, after taking into account the working capital type adjustments. In accordance with the terms of the Company’s 2000 Credit Facility, the Company was required to use $1,275,385,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility (see Note 5). The remaining proceeds from the transaction are being used for general corporate purposes, which could include the repayment of outstanding indebtedness and/or investments in new business opportunities. Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, the Company commenced an offer to purchase certain of its outstanding public debt securities in advance of the one year time period. On October 12, 2004, the Company purchased $465,000 in outstanding principal amount of tendered notes (see Note 5).

The carrying amounts of CCUK’s assets and liabilities were as follows:

	December 31, 2003	August 31, 2004 (Date of sale)
		(As restated)
	(In thousands of dollars)
Assets:
Cash and cash equivalents	$26,243	$53,621
Receivables	43,834	37,923
Inventories	5,927	6,384
Prepaid expenses and other current assets	49,605	40,458
Property and equipment, net	986,872	972,403
Goodwill	939,642	949,782
Other assets, net	387	809

Assets of discontinued operations	$2,052,510	$2,061,380

Liabilities:
Accounts payable	$30,964	$30,930
Other current liabilities	166,795	133,545
Other liabilities	155,785	182,522

Liabilities of discontinued operations	$353,544	$346,997

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has recognized a net gain (as restated) of $495,607,000 during 2004 in connection with the sale of CCUK. Such gain is net of taxes of $18,000,000 (as restated), representing the Company’s estimated U.S. federal alternative minimum tax resulting from the transaction. The cash proceeds from the transaction ($2,022,566,000), the cash payments for fees and expenses for the transaction ($12,959,000), the initial cash payment for the estimated tax from the transaction ($11,000,000) and the net cash payments received from CCUK during 2004 ($51,745,000) are included as discontinued operations on the Company’s consolidated statement of cash flows. The net gain is calculated as follows (in thousands of dollars, as restated):

Proceeds from sale	$2,029,460
Assets of discontinued operations	(2,061,380)
Liabilities of discontinued operations	346,997
Foreign currency translation adjustments	232,893
Minimum pension liability adjustment	(11,513)
Fees and expenses	(12,959)
Severance costs	(2,771)
Compensation charges related to modified stock-based employee awards	(7,120)

Net gain on disposal of CCUK before income taxes	513,607
Estimated federal alternative minimum tax	(18,000)

Net gain on disposal of CCUK, net of tax	$495,607

Upon the closing of the sale of CCUK to National Grid, the Company’s stock-based employee compensation awards (comprised of restricted common stock and stock options) granted to CCUK employees (other than the President and Managing Director of CCUK) were modified as to the terms of their vesting and exercise. Such awards will continue to vest after the closing until either April 1, 2005 or September 30, 2005, depending on the position held by the CCUK employee. Further, vested stock options will be exercisable until either September 30, 2005 or December 30, 2005, again depending on the position held by the CCUK employee. As of August 31, 2004, the number of shares of the Company’s common stock subject to awards held by CCUK employees includes (1) 351,533 shares of restricted common stock, (2) 620,432 shares for unvested stock options and (3) 1,262,035 shares for vested stock options. The modifications to these awards have generally been treated as the grant of new awards for accounting purposes. As such, compensation charges related to the modified awards amounting to $7,120,000 have been recognized as part of the calculation of the net gain on the sale of CCUK. The awards held by the President and Managing Director of CCUK are subject to a severance agreement with stock options vesting and restricted common stock eligible for vesting over a period of 36 months from the closing date of the CCUK transaction. See Note 9.

CCUK’s financial results have historically been presented as a separate operating segment (see Note 13). A summary of CCUK’s operating results is as follows:

	Years Ended December 31,		Eight Months Ended August 31, 2004 (Date of sale)
	2002	2003
			(As restated)
	(In thousands of dollars)
Net revenues	$300,819	$381,878	$291,399

Income before income taxes and cumulative effect of change in accounting principle	$20,910	$18,995	$73,561
Provision for income taxes	(11,869)	(7,053)	(27,162)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	—	(1,484)	—

Income from discontinued operations	$9,041	$10,458	$46,399

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2003	2004
		(As restated)
		(In thousands of dollars)
Land and buildings	0-40 years	$114,570	$116,771
Telecommunications towers	1-20 years	4,459,164	4,513,936
Transportation and other equipment	3-5 years	16,151	15,784
Office furniture and equipment	2-10 years	85,576	85,206

		4,675,461	4,731,697
Less: accumulated depreciation		(1,081,891)	(1,362,132)

		$3,593,570	$3,369,565

Depreciation expense for the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004 was $277,142,000, $280,249,000 and $281,002,000, respectively. Accumulated depreciation on telecommunications towers was $1,018,636,000 and $1,285,057,000 at December 31, 2003 (as restated) and 2004, respectively. At December 31, 2004, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2005—$510,764,000; 2006—$453,742,000; 2007—$418,468,000; 2008—$373,787,000; 2009—$267,218,000; thereafter—$402,430,000.

4. Goodwill and Other Intangible Assets

A summary of goodwill at CCUSA is as follows (in thousands of dollars):

Balance from January 1, 2002 through December 31, 2002, as restated	$219,400
Goodwill acquired in 2003, as restated	51,648
Goodwill written off related to sale of subsidiary in 2003	(610)

Balance at December 31, 2003, as restated	270,438
Goodwill acquired in 2004	63,280

Balance at December 31, 2004	$333,718

During the fourth quarter of 2004, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company’s reporting units. The Company has included the results of the joint venture transactions with Verizon Communications in its most recent evaluations (see Note 7).

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$26,000	$(11,483)	$14,517
Amortization expense	—	(1,452)	(1,452)

Balance at end of year	$26,000	$(12,935)	$13,065

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$26,000	$(12,935)	$13,065
Other intangible assets acquired	4,005	—	4,005
Amortization expense	—	(1,718)	(1,718)

Balance at end of year	$30,005	$(14,653)	$15,352

	Year Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$30,005	$(14,653)	$15,352
Other intangible assets acquired	67,045	—	67,045
Amortization expense	—	(2,969)	(2,969)

Balance at end of year	$97,050	$(17,622)	$79,428

Estimated aggregate annual amortization expense:
Years ending December 31, 2005 through 2009		$8,557

Effective May 1, 2003, the Company acquired all of Verizon Communications’ equity interests in the Crown Castle GT Venture (“Crown Castle GT”) in a transaction accounted for using the purchase method (see Note 7). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $51,648,000 and other intangible assets (representing the acquired portion of the estimated fair value of Crown Castle GT’s site rental contracts) of $4,005,000. These intangible assets will be amortized using an estimated useful life of 10 years.

On November 4, 2004, the Company acquired all of Verizon Communications’ remaining equity interests in the Crown Castle Atlantic venture (“Crown Atlantic”) in a transaction accounted for using the purchase method (see Note 7). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $63,280,000 and other intangible assets (representing the acquired portion of the estimated fair value of Crown Atlantic’s site rental contracts) of $67,045,000. These intangible assets will be amortized using an estimated useful life of 10 years.

5. Long-term Debt

Long-term debt consists of the following:

	December 31,
	2003	2004
	(In thousands of dollars)
2000 Credit Facility	$1,289,750	$—
Crown Atlantic Credit Facility	195,000	180,000
4% Convertible Senior Notes due 2010	230,000	182,016
10 3/8% Senior Discount Notes due 2011, net of discount	12,366	11,341
9% Senior Notes due 2011	161,712	26,133
11¼% Senior Discount Notes due 2011, net of discount	10,979	10,700
9½% Senior Notes due 2011	114,265	4,753
10¾% Senior Notes due 2011	428,695	428,280
9 3/8% Senior Notes due 2011	407,225	407,218
7.5% Senior Notes due 2013	300,000	299,995
7.5% Series B Senior Notes due 2013	300,000	299,962

	3,449,992	1,850,398
Less: current maturities	(267,142)	(97,250)

	$3,182,850	$1,753,148

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Credit Facility

A subsidiary of the Company had a credit agreement with a syndicate of banks (as amended, the “2000 Credit Facility”) which previously consisted of two term loan facilities and a revolving line of credit aggregating $1,200,000,000. On October 10, 2003, the Company entered into an amendment of the 2000 Credit Facility. The amended credit agreement consisted of two term loan facilities and a revolving line of credit aggregating $1,642,500,000. After closing of the amended credit agreement, the Term A loan had a balance of $192,500,000, the Term B loan had a balance of $1,100,000,000, and there were no amounts drawn under the $350,000,000 revolving line of credit.

Upon closing of the amended credit agreement in 2003, the Company received $702,000,000 in gross proceeds from the increased Term B loan. The Company utilized (1) $100,000,000 of such proceeds to reduce the outstanding borrowings under the Term A loan and (2) $58,968,000 of such proceeds to repay the remaining amounts borrowed under the CCUK Credit Facility, including accrued interest and fees. In addition, on November 10, 2003, the Company used approximately $248,284,000 of such proceeds to redeem CCUK’s 9% Guaranteed Bonds, including accrued interest and redemption premiums. The remaining proceeds from the increased Term B loan were used for general corporate purposes, including the purchase of the Company’s public debt securities and its 12¾% Senior Exchangeable Preferred Stock. In connection with the amendment of the 2000 Credit Agreement and the retirement of CCUK’s indebtedness, the Company designated CCUK as a restricted subsidiary for purposes of the amended credit agreement as well as under the Company’s bond indentures. The amendment of the 2000 Credit Facility resulted in a loss of approximately $1,755,000 consisting of the write-off of certain financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations for 2003.

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

Crown Atlantic Credit Facility

Crown Atlantic has a credit agreement with a syndicate of banks (as amended, the “Crown Atlantic Credit Facility”) which consisted of a $301,050,000 secured revolving line of credit. In February of 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. The amendment of the credit facility resulted in a loss of $387,000 consisting of the write-off of certain financing costs (as restated). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations. Available borrowings under the Crown Atlantic Credit Facility are generally to be used to construct new towers and to finance a portion of the purchase price for towers and related assets of Crown Atlantic. The amount of available borrowings is determined based on the current financial performance (as defined) of Crown Atlantic’s assets. In addition, up to $25,000,000 of borrowing availability under the Crown Atlantic Credit Facility can be used for letters of credit.

During 2002, 2003 and 2004, Crown Atlantic repaid $50,000,000, $55,000,000 and $15,000,000, respectively, in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect these repayments. As of December 31, 2004, approximately $3,100,000 of borrowings was available under the Crown Atlantic Credit Facility, all of which was available for letters of credit. There were no letters of credit outstanding as of December 31, 2004.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Crown Atlantic Credit Facility is secured by a pledge of Crown Atlantic and a security interest in Crown Atlantic’s tenant leases. Borrowings under the Crown Atlantic Credit Facility bear interest at a rate per annum, at Crown Atlantic’s election, equal to the bank’s prime rate plus 1.25% or a Eurodollar interbank offered rate (LIBOR) plus 2.75%. The interest rate margins may be reduced by up to 1.25% (non-cumulatively) based on a financial test, determined quarterly. Interest on prime rate loans is due quarterly, while interest on LIBOR loans is due at the end of the period (from one to three months) for which such LIBOR rate is in effect. At December 31, 2004, the interest rate in effect for outstanding borrowings under the Crown Atlantic Credit Facility was 3.92%. The Crown Atlantic Credit Facility requires Crown Atlantic to maintain certain financial covenants and places restrictions on Crown Atlantic’s ability to, among other things, incur debt and liens, pay dividends, make capital expenditures, dispose of assets, undertake transactions with affiliates and make investments.

4% Convertible Senior Notes due 2010 (the “4% Convertible Senior Notes”)

On July 2, 2003, the Company issued $230,000,000 aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223,100,000 (after underwriting discounts of $6,900,000). The proceeds from the sale of these securities were used to fund a portion of the redemption price for the 10 5/8% Senior Discount Notes due 2007 (the 10 5/8% Discount Notes”). Semi-annual interest payments for the 4% Convertible Senior Notes are due on each January 15 and July 15, beginning on January 15, 2004. The maturity date of the 4% Convertible Senior Notes is July 15, 2010.

The 4% Convertible Senior Notes are redeemable at the option of the Company, in whole or in part, on or after July 18, 2008 at a price of 101.143% of the principal amount plus accrued interest. The redemption price is reduced to 100.571% on July 15, 2009. The 4% Convertible Senior Notes are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2004, conversion of all the outstanding 4% Convertible Senior Notes would result in the issuance of 16,806,648 shares of the Company’s common stock. See “Purchases and Redemption of the Company’s Debt Securities” below and Note 16.

10 3/8% Senior Discount Notes due 2011 (the “10 3/8% Discount Notes”) and 9% Senior Notes due 2011 (the “9% Senior Notes”)

The Company had originally issued $500,000,000 aggregate principal amount (at maturity) of its 10 3/8% Discount Notes and $180,000,000 aggregate principal amount of its 9% Senior Notes. The 10 3/8% Discount Notes did not pay any interest until November 15, 2004, at which time semi-annual interest payments commenced and became due on each May 15 and November 15 thereafter. Semi-annual interest payments for the 9% Senior Notes are due on each May 15 and November 15. The maturity date of the 10 3/8% Discount Notes and the 9% Senior Notes is May 15, 2011. The 10 3/8% Discount Notes were net of unamortized discount of $475,000 at December 31, 2003.

The 10 3/8% Discount Notes and the 9% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after May 15, 2004 at prices of 105.187% and 104.5%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until May 15, 2007, after which time the 10 3/8% Discount Notes and the 9% Senior Notes are redeemable at par. In December of 2003 and January of 2004, the Company purchased a significant portion of the outstanding 10 3/8% Discount Notes and 9% Senior Notes in two cash tender offers and consent solicitations (see “Purchases and Redemption of the Company’s Debt Securities” below).

11¼% Senior Discount Notes due 2011 (the “11¼% Discount Notes”) and 9½% Senior Notes due 2011 (the “9½% Senior Notes”)

The Company had originally issued $260,000,000 aggregate principal amount (at maturity) of its 11¼% Discount Notes and $125,000,000 aggregate principal amount of its 9½% Senior Notes. The 11¼% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9½% Senior Notes are due on each February 1 and August 1. The maturity date of the 11¼% Discount Notes and the 9½% Senior Notes is August 1, 2011. The 11¼% Discount Notes were net of unamortized discount of $721,000 at December 31, 2003.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 11¼% Discount Notes and the 9½% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2004 at prices of 105.625% and 104.75%, respectively, of the principal amount plus accrued interest. The redemption prices are reduced annually until August 1, 2007, after which time the 11¼% Discount Notes and the 9½% Senior Notes are redeemable at par. In December of 2003 and January of 2004, the Company purchased a significant portion of the outstanding 11¼% Discount Notes and 9½% Senior Notes in two cash tender offers and consent solicitations (see “Purchases and Redemption of the Company’s Debt Securities” below).

10¾% Senior Notes due 2011 (the “10¾% Senior Notes”)

The Company had originally issued $500,000,000 aggregate principal amount of its 10¾% Senior Notes. Semi-annual interest payments for the 10¾% Senior Notes are due on each February 1 and August 1. The maturity date of the 10¾% Senior Notes is August 1, 2011.

The 10¾% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2005 at a price of 105.375% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2008, after which time the 10¾% Senior Notes are redeemable at par.

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

7.5% Senior Notes due 2013 (the “7.5% Senior Notes”) and 7.5% Series B Senior Notes due 2013 (the “7.5% Series B Senior Notes”)

On December 2, 2003, the Company issued $300,000,000 aggregate principal amount of its 7.5% Senior Notes for net proceeds of $293,250,000. The proceeds from the sale of these securities were used to fund a portion of the purchase price in connection with the cash tender offer for the Company’s 10 3/8% Discount Notes and 11¼% Discount Notes (see “Purchases of the Company’s Debt Securities” below). On December 11, 2003, the Company issued $300,000,000 aggregate principal amount of its 7.5% Series B Senior Notes for net proceeds of $292,500,000. The proceeds from the sale of these securities will be used to fund the purchase price in connection with the cash tender offer for the Company’s 9% Senior Notes and 9½% Senior Notes (see “Purchases of the Company’s Debt Securities” below) and for general corporate purposes. Semi-annual interest payments for the 7.5% Senior Notes and the 7.5% Series B Senior Notes are due on each June 1 and December 1, beginning on June 1, 2004. The maturity date of the 7.5% Senior Notes and the 7.5% Series B Senior Notes is December 1, 2013.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Structural Subordination of the Debt Securities

The 4% Convertible Senior Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11¼% Discount Notes, the 9½% Senior Notes, the 10¾% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes (collectively, the “Debt Securities”) are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company’s subsidiaries, which include outstanding borrowings under the Crown Atlantic Credit Facility. The indentures governing the Debt Securities (the “Indentures”) place restrictions on the Company’s ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. As of December 31, 2003, the Company was effectively precluded from paying dividends on its capital stock under the terms of the Indentures. In connection with the cash tender offers and consent solicitations for the Company’s 10 3/8% Discount Notes, 11¼% Discount Notes, 9% Senior Notes and 9½% Senior Notes, substantially all of the restrictive covenants under the indentures for those four securities have been eliminated. See “Purchases and Redemption of the Company’s Debt Securities” below.

Purchases and Redemption of the Company’s Debt Securities

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

			Cash Paid
	Principal Amount	Carrying Value	CCIC	Unrestricted Subsidiary	Total	Gains on Purchases
	(In thousands of dollars)
10 5/8% Senior Discount Notes due 2007	$11,840	$11,701	$4,335	$4,149	$8,484	$2,859
10 3/8% Senior Discount Notes due 2011	50,875	43,290	12,707	12,188	24,895	17,662
9% Senior Notes due 2011	14,300	14,300	3,105	5,798	8,903	5,054
11¼% Senior Discount Notes due 2011	56,950	46,595	11,587	15,304	26,891	19,137
9½% Senior Notes due 2011	10,735	10,735	1,718	5,296	7,014	3,537
10¾% Senior Notes due 2011	57,115	57,115	12,859	26,520	39,379	16,178
9 3/8% Senior Notes due 2011	42,775	42,775	—	27,254	27,254	14,711

	$244,590	$226,511	$46,311	$96,509	$142,820	$79,138

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

On November 24, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 10 3/8% Discount Notes and 11¼% Discount Notes. On December 18, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes were determined to be 104.569% of the outstanding principal amount at maturity for the 10 3/8% Discount Notes and 104.603% of the outstanding principal amount at maturity for the 11¼% Discount Notes. Such purchase prices include a consent payment of $20.00 for each $1,000

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal amount at maturity of the tendered notes. On December 24, 2003, the Company (1) utilized approximately $456,218,000 of its cash to purchase the $436,284,000 in outstanding principal amount at maturity of the tendered 10 3/8% Discount Notes and (2) utilized approximately $200,158,000 of its cash to purchase the $191,350,000 in outstanding principal amount at maturity of the tendered 11¼% Discount Notes. The purchase of the tendered 10 3/8% Discount Notes resulted in a loss of $42,948,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($5,443,000) and the excess of the total purchase price over the carrying value of the tendered notes ($37,505,000). The purchase of the tendered 11¼% Discount Notes resulted in a loss of $22,910,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($1,661,000) and the excess of the total purchase price over the carrying value of the tendered notes ($21,249,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations.

On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes and 9½% Senior Notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9½% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, the Company (1) utilized approximately $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized approximately $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9½% Senior Notes, including accrued interest thereon of $4,508,000. The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9½% Senior Notes resulted in a loss of $11,652,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes ($10,010,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2004. The 9% Senior Notes and 9½% Senior Notes that were tendered through December 31, 2003 have been classified as current maturities of long-term debt on the Company’s consolidated balance sheet as of December 31, 2003.

In January of 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principal amount at maturity of its 10 3/8% Discount Notes and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principal amount at maturity of its 11¼% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that are included in interest and other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2004.

The Company’s purchases of its debt securities in 2003 and January of 2004, including the redemption of the 10 5/8% Discount Notes, the purchases in public market transactions discussed above and the purchases pursuant to the cash tender offers discussed above, resulted in losses of $87,112,000 ($0.40 per share) for the year ended December 31, 2003 and $24,367,000 for the three months ended March 31, 2004. Such purchases were as follows:

			Cash Paid		Losses on Purchases
	Principal Amount	Carrying Value	2003	January 2004	2003	January 2004
	(In thousands of dollars)
10 5/8% Senior Discount Notes due 2007	$239,160	$239,160	$251,867	$—	$18,857	$—
10 3/8% Senior Discount Notes due 2011	437,784	420,162	456,218	1,570	42,948	139
9% Senior Notes due 2011	139,567	139,567	4,197	145,221	294	12,466
11¼% Senior Discount Notes due 2011	192,350	179,853	200,158	1,046	22,910	110
9½% Senior Notes due 2011	109,512	109,512	—	119,522	—	11,652
10¾% Senior Notes due 2011	14,190	14,190	15,949	—	2,103	—

	$1,132,563	$1,102,444	$928,389	$267,359	$87,112	$24,367

Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest (see Note 2). On September 10,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004, in order to satisfy these requirements under the indentures, the Company commenced an offer to purchase for cash up to $216,412,000 of its 10 ¾% Senior Notes, $205,574,000 of its 9 3/8% Senior Notes, $151,445,000 of its 7.5% Senior Notes and $151,445,000 of its 7.5% Series B Senior Notes in advance of the one year time period. The offer to purchase these securities expired on October 8, 2004, at which time the Company accepted an aggregate of $465,000 in notes that had been tendered. On October 12, 2004, the Company utilized $475,000 of its cash to purchase the $465,000 in outstanding principal amount of the tendered notes, including accrued interest thereon of $10,000. The purchase of the tendered notes resulted in a loss of $10,000 for the fourth quarter of 2004, consisting of the write-off of unamortized deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2004.

On November 8, 2004, the Company commenced a cash tender offer for all of its outstanding 4% Convertible Senior Notes. On December 3, 2004, in accordance with the terms of the tender offer, the purchase price for the tendered notes (excluding accrued interest through the purchase date) was determined to be 179.505% of the outstanding principal amount. On December 8, 2004, the Company utilized $86,896,000 of its cash to purchase the $47,984,000 in outstanding principal amount of the tendered 4% Convertible Senior Notes, including accrued interest thereon of $762,000. The purchase of the tendered 4% Convertible Senior Notes resulted in a loss of $39,396,000 for the fourth quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,246,000) and the excess of the total purchase price over the carrying value of the tendered notes ($38,150,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2004.

The Company anticipates that it may purchase additional debt securities using a portion of the proceeds from the sale of CCUK. See Note 16.

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

The Company has designated certain investment subsidiaries as Unrestricted Subsidiaries. Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$416,597	$150,551	$—	$567,148
Other current assets	68,033	2,133	—	70,166
Property and equipment, net	3,367,566	1,999	—	3,369,565
Investments in Unrestricted Subsidiaries	183,673	—	(183,673)	—
Investment in Restricted Group Subsidiary	—	305,355	(305,355)	—
Goodwill	333,718	—	—	333,718
Deferred site rental receivable	84,928	—	—	84,928
Other assets, net	115,889	30,108	—	145,997

	$4,570,404	$490,146	$(489,028)	$4,571,522

Current liabilities	$283,947	$1,118	$—	$285,065
Long-term debt, less current maturities	1,753,148	—	—	1,753,148
Deferred ground lease payable	116,874	—	—	116,874
Other liabilities	44,302	—	—	44,302
Minority interests	30,468	—	—	30,468
Redeemable preferred stock	508,040	—	—	508,040
Stockholders’ equity	1,833,625	489,028	(489,028)	1,833,625

	$4,570,404	$490,146	$(489,028)	$4,571,522

	Three Months Ended December 31, 2004 (Unaudited)			Year Ended December 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$157,535	$242	$157,777	$603,358	$507	$603,865
Costs of operations (exclusive of depreciation, amortization and accretion)	60,507	672	61,179	229,830	1,085	230,915
General and administrative	21,775	1,519	23,294	83,671	6,559	90,230
Corporate development	434	—	434	1,455	—	1,455
Restructuring charges (credits)	1,348	—	1,348	870	—	870
Asset write-down charges	3,836	—	3,836	7,652	—	7,652
Non-cash general and administrative compensation charges	6,086	1	6,087	15,942	5	15,947
Depreciation, amortization and accretion	72,422	115	72,537	283,563	423	283,986

Operating income (loss)	(8,873)	(2,065)	(10,938)	(19,625)	(7,565)	(27,190)
Interest and other income (expense)	(37,414)	(741)	(38,155)	(74,381)	(4,127)	(78,508)
Interest expense and amortization of deferred financing costs	(40,599)	—	(40,599)	(206,770)	—	(206,770)
Provision for income taxes	(149)	—	(149)	5,370	—	5,370
Minority interests	1,154	—	1,154	202	—	202
Income (loss) from discontinued operations	558	—	558	542,175	(169)	542,006

Net income (loss)	$(85,323)	$(2,806)	$(88,129)	$246,971	$(11,861)	$235,110

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10¾% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(In thousands of dollars) (Unaudited)
Tower Cash Flow, for the three months ended December 31, 2004	$83,979

Consolidated Cash Flow, for the twelve months ended December 31, 2004	$425,194
Less: Tower Cash Flow, for the twelve months ended December 31, 2004	(458,772)
Plus: four times Tower Cash Flow, for the three months ended December 31, 2004	335,916

Adjusted Consolidated Cash Flow, for the twelve months ended December 31,2004	$302,338

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from CCUK through August 31, 2004 (the date of sale). See Note 2. After acquiring the remaining minority interest in Crown Atlantic on November 4, 2004, the Company designated Crown Atlantic as a Restricted Subsidiary (see Note 7). As a result, the amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from Crown Atlantic for all periods presented.

Maturities

Scheduled maturities of total long-term debt outstanding at December 31, 2004 are as follows: years ending December 31, 2005—$97,250,000; 2006—$82,750,000; 2007—none; 2008—none; 2009—none; thereafter—$1,670,398,000.

Scheduled maturities of amounts outstanding under the Crown Atlantic Credit Facility at December 31, 2004 are as follows: years ending December 31, 2005—$97,250,000; 2006—$82,750,000.

Restricted Net Assets of Subsidiaries

Under the terms of the Crown Atlantic Credit Facility, Crown Atlantic is effectively precluded from paying dividends. The restricted net assets of Crown Atlantic totaled approximately $639,420,000 at December 31, 2004.

Interest Rate Swap Agreements

The Company has an interest rate swap agreement in connection with amounts originally borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement had an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. As of December 31, 2004, the notional amount of this agreement is $51,250,000. The Company pays a fixed rate of 5.79% on the notional amount and receives a floating rate based on LIBOR. This agreement effectively changes the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $6,070,000 and expire on various dates through October 2005.

6. Income Taxes

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle by geographic area is as follows:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars)
Domestic	$(317,780)	$(448,995)	$(295,081)
Foreign	(19,115)	(17,345)	(17,387)

	$(336,895)	$(466,340)	$(312,468)

The credit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars)
Current:
Foreign	$(407)	$(465)	$(630)
Deferred:
Federal	(4,000)	(2,000)	6,000

	$(4,407)	$(2,465)	$5,370

For the years ended December 31, 2002, 2003 and 2004, the Company has recognized deferred foreign income tax provisions of $11,869,000, $7,053,000 and $27,162,000, respectively, related to CCUK’s operating results. These income tax provisions are included in discontinued operations on the Company’s consolidated statement of operations. For the year ended December 31, 2003, the Company has also recognized a deferred foreign income tax benefit of $636,000 related to CCUK’s portion of the cumulative effect adjustment for asset retirement obligations. This income tax benefit is included in discontinued operations on the Company’s consolidated statement of operations. See Note 2.

For the year ended December 31, 2004, the Company has recognized an estimated federal alternative minimum tax expense of $18,000,000 related to the gain on disposal of CCUK. Such amount is included in discontinued operations on the Company’s consolidated statement of operations (see Note 2).

A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars)
Benefit for income taxes at statutory rate	$117,913	$163,219	$109,364
Use of losses for which no tax benefit was previously recognized	—	—	207,352
Basis difference in sale of subsidiary	—	4,165	(299,237)
Tax effect of foreign losses	(7,097)	(6,536)	(6,715)
Expenses for which no federal tax benefit was recognized	(1,378)	(4,219)	(5,394)
Losses for which no tax benefit was recognized	(79,297)	(159,094)	—
Basis difference in sale of securities	(34,548)	—	—

	$(4,407)	$(2,465)	$5,370

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2003	2004
	(As restated)
	(In thousands of dollars)
Deferred income tax liabilities:
Property and equipment	$250,061	$323,643
Deferred site rental receivable	25,087	28,181
Basis differences in joint ventures	13,277	11,500
Intangible assets	4,252	9,156
Other	812	293

Total deferred income tax liabilities	293,489	372,773

Deferred income tax assets:
Net operating loss carryforwards	684,287	377,512
Deferred ground lease payable	34,030	40,159
Alternate minimum tax credit carryforward	—	18,000
Accrued liabilities	3,297	3,472
Puerto Rico losses	1,160	1,622
Receivables allowance	1,540	1,213
Derivative instruments	1,684	423
Other	309	324
Valuation allowances	(438,818)	(69,952)

Total deferred income tax assets, net	287,489	372,773

Net deferred income tax liabilities	$6,000	$—

Valuation allowances of $438,818,000 and $69,952,000 were recognized to offset net deferred income tax assets as of December 31, 2003 (as restated) and 2004, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company’s consolidated financial statements:

Consolidated statement of operations	$50,122,000
Other comprehensive income (loss)	382,000
Additional paid-in capital	19,448,000

$69,952,000

At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,078,000,000 which are available to offset future federal taxable income. These loss carryforwards will expire in 2021 through 2023. The utilization of the loss carryforwards is subject to certain limitations.

7. Minority Interests

Minority interests represent the minority partner’s interest in the operation of the Crown Atlantic joint venture (43.1% through April 30, 2003, 37.245% from May 1, 2003 through November 4, 2004 and none thereafter), the minority partner’s interest in the operation of the Crown Castle GT joint venture (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations.

On May 2, 2003, the Company entered into several agreements (the “Agreements”), dated effective May 1, 2003, relating to the Company’s two joint ventures with Verizon Communications (“Verizon”): the Crown Castle Atlantic venture (“Crown Atlantic”) and the Crown Castle GT venture (“Crown Castle GT”). Under the Agreements, certain termination rights under which Verizon could have required the Company to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. The Company also acquired all of Verizon’s interest in Crown Castle GT in exchange for additional interests in Crown Atlantic and certain other consideration. In addition, the shares of the Company’s

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock previously held by the ventures were distributed to Verizon. Following the transactions, the Company owned 100% of Crown Castle GT and 62.755% of Crown Atlantic. Further details of the transaction and its accounting treatment are discussed below.

Pursuant to the Agreements, the Company acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of the Company’s common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63,576,000), representing consideration for the Verizon partner’s interest in the operating assets held by Crown Castle GT, (2) $5,873,000 in cash, representing the working capital of Crown Castle GT allocable to the Verizon partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 tower sites from the two ventures (for which the Company’s proportion of their estimated fair value aggregated $10,272,000, as restated). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the venture interests was determined based on the current financial performance of Crown Castle GT’s tower sites, using a valuation multiple derived from the current market performance of the Company’s common stock.

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

The Company has accounted for the acquisition of the minority interest in Crown Castle GT using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded, as restated, (1) a net decrease in the carrying value of its tower sites (included in property and equipment) of $29,293,000, (2) goodwill of $51,648,000, none of which is currently expected to be deductible for tax purposes (see Note 4), (3) other intangible assets (included in deferred financing costs and other assets) of $4,005,000 (see Note 4), (4) the elimination of minority interest related to Crown Castle GT of $46,265,000, (5) an increase in minority interest related to Crown Atlantic of $77,992,000, and (6) a loss on the issuance of the interest in Crown Atlantic of $11,240,000 (included in interest and other income (expense) on the Company’s consolidated statement of operations). The net decrease in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Castle GT’s towers, along with the net book value of the tower sites transferred to Verizon from the two ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of Crown Castle GT in excess of the related minority interest, along with the net decrease in the carrying value of the tower sites. The amounts recorded for the net decrease in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon.

On November 4, 2004, the Company entered into an agreement with Verizon to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic. On that date, the Company acquired such equity interest for $295,000,000 in cash, inclusive of approximately $15,000,000 of net working capital. Following the transaction, the Company owns 100% of Crown Atlantic. The Company has accounted for the acquisition of the minority interest in Crown Atlantic using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded (1) an increase in the carrying value of its tower sites (included in property and equipment) of

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$17,670,000, (2) goodwill of $63,280,000, none of which is currently expected to be deductible for tax purposes (see Note 4), (3) other intangible assets (included in deferred financing costs and other assets) of $67,045,000 (see Note 4), and (4) the elimination of minority interest related to Crown Atlantic of $147,005,000. The increase in the carrying value of the tower sites resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Atlantic’s towers. The increase in goodwill resulted primarily from the cash paid for the acquired portion of Crown Atlantic in excess of the related minority interest and other intangible assets, along with the increase in the carrying value of the tower sites. The amounts recorded for the increase in the carrying value of the tower sites and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon. Following this transaction, the Company combined the Crown Atlantic operating segment with the CCUSA operating segment (see Note 13). This change in reportable segments was made in the Company’s consolidated financial statements for the year ended December 31, 2004, and segment information for all prior periods presented have been restated.

Verizon retains certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. The protective rights relate primarily to ensuring Verizon Wireless’ quiet enjoyment as a tenant on the Crown Atlantic and Crown Castle GT sites, and such rights terminate should Verizon Wireless cease to occupy the sites.

8. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31,
	2003	2004
	(In thousands of dollars)
8¼% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$196,614	$197,025
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	310,088	311,015

	$506,702	$508,040

8¼% Convertible Preferred Stock

The Company had originally issued 200,000 shares of its 8¼% Cumulative Convertible Redeemable Preferred Stock (the “8¼% Convertible Preferred Stock”) at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation (“GECC”). GECC is entitled to receive cumulative dividends at the rate of 8¼% per annum payable on March 15, June 15, September 15 and December 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. For the years ended December 31, 2002, 2003 and 2004, dividends were paid with 4,290,000, 2,190,000 and 1,140,000 shares of common stock, respectively.

The Company is required to redeem all outstanding shares of the 8¼% Convertible Preferred Stock on March 31, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares are redeemable at the option of the Company, in whole or in part, at a price of 101.375% of the liquidation preference. The redemption price is reduced on an annual basis until October 1, 2005, at which time the shares are redeemable at the liquidation preference (at par value). The shares of 8¼% Convertible Preferred Stock are convertible, at the option of GECC, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $26.875 per share of common stock. The conversion of all outstanding shares of the 8¼% Convertible Preferred Stock would result in the issuance of 7,441,860 shares of the Company’s common stock.

The Company’s obligations with respect to the 8¼% Convertible Preferred Stock are subordinate to all indebtedness of the Company, and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries. The certificate of designations governing the Convertible Preferred Stock places restrictions on the Company similar to those imposed by the Company’s Debt Securities.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June, September and December of 2002, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 3,745,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8¼% Convertible Preferred Stock, the Company purchased the 3,745,000 shares of common stock from the dividend paying agent for a total of $12,239,000 in cash. In March, June and September of 2003, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 1,825,000 shares of its common stock. The Company purchased the 1,825,000 shares of common stock from the dividend paying agent for a total of $12,382,000 in cash. In March, June and December of 2004, the Company paid its quarterly dividends on the 8¼% Convertible Preferred Stock by issuing a total of 845,000 shares of its common stock. The Company purchased the 845,000 shares of common stock from the dividend paying agent for a total of $12,245,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchases. The Company may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on its preferred stock (see note 9).

6.25% Convertible Preferred Stock

The Company had originally issued 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the years ended December 31, 2002, 2003 and 2004, dividends were paid with 6,338,153, 3,253,469 and 1,498,361 shares of common stock, respectively. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

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

The Company’s obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company, and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries. The 6.25% Convertible Preferred Stock ranks in parity with the 8¼% Convertible Preferred Stock.

Purchases and Redemption of the Company’s Preferred Stock

In August and September of 2002, the Company began purchasing its stock (both common and preferred) and debt securities in public market transactions (see Notes 5 and 9). Through December 31, 2002, the Company purchased shares of preferred stock with an aggregate redemption amount of $162,853,000. Such shares of preferred stock had an aggregate carrying value (net of unamortized issue costs, as restated) of $156,798,000. The Company utilized $60,989,000 in cash from an Unrestricted investment subsidiary to effect these preferred stock purchases. The preferred stock purchases resulted in gains of $95,809,000, as restated. Such gains are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share. The Company’s purchases of its preferred stock in 2002 were as follows:

	Shares	Redemption Amount	Carrying Value	Cash Paid From Unrestricted Subsidiary	Gains on Purchases
			(As restated)		(As restated)
		(In thousands of dollars)
12¾% Senior Exchangeable Preferred Stock	78,403	$78,403	$74,788	$36,744	$38,044
6.25% Convertible Preferred Stock	1,689,000	84,450	82,010	24,245	57,765

		$162,853	$156,798	$60,989	$95,809

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From March through October of 2003, the Company purchased 222,898 shares of its 12¾% Senior Exchangeable Preferred Stock due in 2010 (the “Exchangeable Preferred Stock”) in public market transactions. Such shares of preferred stock had an aggregate redemption amount of $222,898,000 and an aggregate carrying value (net of issue costs, as restated) of $212,622,000. The Company utilized $241,357,000 in cash ($9,422,000 from an Unrestricted investment subsidiary and $231,935,000 from CCIC) to effect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $28,735,000, as restated. Of that amount, (1) $1,603,000 in net losses (as restated) are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share, and (2) $27,132,000 in net losses (as restated) are included in interest and other income (expense) due to the reclassification of the Exchangeable Preferred Stock to liabilities upon adoption of SFAS 150 (see Note 1).

On October 28, 2003, the Company issued a notice of redemption for the remaining outstanding shares of its Exchangeable Preferred Stock. On December 15, 2003, such shares were redeemed at a price of 106.375% of the liquidation preference. On the redemption date, such remaining shares had an aggregate redemption and liquidation value of approximately $46,973,000 and an aggregate carrying value (net of issue costs, as restated) of $44,807,000. The Company utilized approximately $49,968,000 of its cash to effect this redemption. The redemption resulted in a loss of approximately $5,161,000 (as restated) for the year ended December 31, 2003. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations.

Mandatory Redemptions

Scheduled mandatory redemptions of redeemable preferred stock outstanding at December 31, 2004 are $518,050,000 for years ending after December 31, 2009.

9. Stockholders’ Equity

Purchases of Common Stock

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

In August of 2004, the Company began purchasing its common stock in public market transactions. Through September 3, 2004, the Company purchased a total of 2,666,400 shares of common stock. The Company utilized $35,981,000 in cash from an Unrestricted investment subsidiary to effect these common stock purchases. The Company may choose to continue purchases of common stock in the future. See Note 8.

Restricted Common Stock

During the first quarter of 2003, the Company granted 5,840,187 shares of restricted common stock to its executives and certain employees. These restricted shares had a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on these shares were to expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of the Company’s common stock.

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

In March, April and May of 2004, the Company granted approximately 1,343,000 shares of restricted common stock to approximately 500 of its employees (including approximately 175 employees of CCUK). These restricted shares had a weighted-average grant-date fair value of $13.99 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company is recognizing non-cash general and administrative compensation charges of approximately $18,800,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested.

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

On October 27, 2004, the market performance of the Company’s common stock reached the first target level for accelerated vesting of the restricted common shares that had been issued during March, April and May of 2004. This first target level was reached when the market price of the Company’s common stock closed at or above $14.81 per share (125% of the base price of $11.85 per share) for twenty consecutive trading days. As a result, the restrictions expired with respect to the first third of such outstanding shares during the fourth quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash general and administrative compensation charges of approximately $3,133,000 for the three months ended December 31, 2004, of which $2,495,000 was recorded in continuing operations and $638,000 was charged to the net gain on disposal of CCUK (see Note 2).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 153,100 of such shares of common stock (at a price of $15.52 per share) for a total of $2,376,000 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $18.52 per share and $23.14 per share, respectively (125% of each of the previous target levels), for twenty consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional third of these restricted shares. The vesting terms for the restricted shares held by CCUK employees were modified upon the closing of the sale of CCUK (see Note 2).

A summary of restricted common shares is as follows for the years ended December 31, 2003 and 2004:

Shares granted during first quarter of 2003 (weighted-average grant-date fair value of $4.15 per share)	5,840,187
Shares granted during third and fourth quarters of 2003 (weighted-average grant-date fair value of $10.62 per share)	57,080
Shares vested during 2003	(3,817,057)
Shares forfeited during 2003	(207,343)

Shares outstanding at December 31, 2003	1,872,867
Shares granted during March, April and May of 2004 (weighted-average grant-date fair value of $13.99 per share)	1,343,432
Other shares granted during 2004 (weighted-average grant-date fair value of $13.81 per share)	15,080
Shares vested during 2004	(2,253,787)
Shares forfeited during 2004	(59,234)

Shares outstanding at December 31, 2004	918,358

Compensation Charges Related to Stock Option Grants and Acquisitions

The Company has recognized non-cash general and administrative compensation charges related to certain stock options granted to employees and executives prior to its initial public offering of common stock (the “IPO”). Such charges amounted to approximately $1,361,000 for the year ended December 31, 2002.

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

On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see Note 1). As a result, the Company is recognizing non-cash general and administrative compensation charges for stock options granted in 2003. Such charges will amount to approximately $561,000 over a five-year period ending in 2008 (of which $184,000 and $377,000 relate to stock options granted by CCIC and CCAL, respectively).

In February of 2003, the Company issued 105,000 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $3.95 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of $415,000 for the year ended December 31, 2003.

In February of 2004, the Company issued 35,400 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $11.85 per share. In connection with these shares, the Company recognized non-cash general and administrative compensation charges of $419,000 for the year ended December 31, 2004.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December of 2004, the Company modified the vesting and exercise terms of outstanding stock options for certain terminated executives (see Note 14). As a result, the Company recognized non-cash general and administrative compensation charges of $2,790,000 for the fourth quarter of 2004. The Company expects to record an additional $5,200,000 of such non-cash charges for the first quarter of 2005.

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

In 2004, the Company adopted the Crown Castle International Corp. 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”). Up to 6,000,000 shares of the Company’s common stock have been reserved for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. The maximum number of shares of common stock that may be issued under the 2004 Stock Incentive Plan may be increased by an additional amount equal to a reduction, from time to time, in the number of shares of common stock available for stock option grants pursuant to the 1995 Stock Option Plan; provided, however, that the aggregate number of shares added shall not exceed 10,000,000 shares. These awards will vest over periods to be determined by the Company’s Board of Directors, and will have a maximum term of 10 years from the date of the grant.

A summary of awards granted under the various stock option plans is as follows for the years ended December 31, 2002, 2003 and 2004:

	2002		2003		2004
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	23,873,337	$15.45	22,975,116	$14.71	18,994,396	$15.30
Options granted	1,580,860	6.28	57,500	6.86	—	—
Options exercised	(306,678)	3.00	(1,570,687)	5.09	(3,592,071)	8.93
Options forfeited	(2,172,403)	18.30	(2,467,533)	16.10	(969,053)	22.43

Options outstanding at end of year	22,975,116	14.71	18,994,396	15.30	14,433,272	16.46

Options exercisable at end of year	14,588,588	15.18	13,801,678	16.93	10,530,164	19.06

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of options outstanding as of December 31, 2004 is as follows:

Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life	Number of Options Exercisable
$-0- to $4.00	425,521	3.4 years	354,981
4.01 to 8.00	1,603,604	5.2 years	1,214,406
8.01 to 12.00	3,744,300	5.8 years	500,286
12.01 to 16.00	2,035,000	2.6 years	2,035,000
16.01 to 20.00	1,623,973	3.9 years	1,612,373
20.01 to 30.00	3,858,326	4.4 years	3,712,464
30.01 to 39.75	1,142,548	5.1 years	1,100,654

	14,433,272		10,530,164

The weighted-average fair value of options granted during the years ended December 31, 2002 and 2003 was $3.64 and $4.51, respectively. See Note 1 for a tabular presentation of the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options:

	Years Ended December 31,
	2002	2003
Risk-free interest rate	3.97%	3.06%
Expected life	3.7 years	5.0 years
Expected volatility	80%	80%
Expected dividend yield	0%	0%

CCAL Share Option Scheme

In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (the “CCAL Share Option Scheme”). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of up to five years from the date of grant (as determined by CCAL’s Board of Directors) and have a maximum term of seven years from the date of grant. Through December 31, 2002, all options granted under this plan have an exercise price of Australian $1.00 per share (approximately $0.75). Options granted under this plan in 2003 have an exercise price of Australian $0.92 per share (approximately $0.69). A summary of awards granted under the CCAL Share Option Scheme is as follows for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Options outstanding at beginning of year	4,509,062	5,932,062	6,527,062
Options granted	2,037,000	1,470,000	—
Options forfeited	(614,000)	(875,000)	(3,341,062)

Options outstanding at end of year	5,932,062	6,527,062	3,186,000

Options exercisable at end of year	1,296,612	2,094,625	1,578,800

The estimated fair value of options granted under the CCAL Share Option Scheme was approximately $0.19 and $0.37 per share in 2002 and 2003, respectively, based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2002	2003
Risk-free interest rate	3.84%	5.95%
Expected life	5.0 years	5.0 years
Expected volatility	30%	45%
Expected dividend yield	0%	0%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved For Issuance

At December 31, 2004, the Company had the following shares reserved for future issuance:

Common Stock:
Convertible Senior Notes	16,806,648
Convertible Preferred Stock	16,066,944
Stock compensation plans	25,990,102
Warrants	639,990

59,503,684

10. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $3,260,000, $2,935,000 and $2,871,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

11. Related Party Transactions

Included in other receivables at December 31, 2003 and 2004 are amounts due from employees of the Company totaling $109,000 and $89,000, respectively.

For the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004, the Company had revenues from Verizon Wireless of $146,968,000 $127,493,000 and $131,344,000, respectively. As of December 31, 2003, the Company’s total receivables from Verizon Wireless amounted to $6,791,000. Verizon Wireless is a majority owned subsidiary of Verizon Communications, the Company’s former partner in Crown Atlantic and Crown Castle GT (see Note 7).

12. Commitments and Contingencies

At December 31, 2004, minimum rental commitments under operating leases are as follows: years ending December 31, 2005—$103,814,000; 2006—$105,204,000; 2007—$105,852,000; 2008—$105,436,000; 2009—$105,094,000; thereafter—$1,193,787,000. Such amounts relate primarily to ground lease obligations for tower sites, and are based on the assumption that payments will be made through the end of the period for which the Company holds renewal rights. Rental expense for operating leases was $121,741,000, $125,401,000 and $129,800,000 for the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004, respectively.

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

13. Operating Segments and Concentrations of Credit Risk

Operating Segments

The Company’s reportable operating segments for 2002, 2003 and 2004 are (1) the domestic operations (“CCUSA”), (2) the United Kingdom operations of CCUK and (3) the Australian operations of CCAL. Financial

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results for the Company are reported to management and the Board of Directors in this manner. See Note 1 for a description of the primary revenue sources from these segments. Prior periods have been restated to reflect the correction of certain accounting errors (see Note 1).

As a result of the sale of CCUK, the Company has restated its financial statements to present CCUK’s results of operations and cash flows as amounts from discontinued operations (see Note 2). Such restatements have been made for all periods presented.

After acquiring the remaining minority interest in Crown Atlantic, the Company combined the Crown Atlantic operating segment with the CCUSA operating segment (see Note 7). This change in reportable segments was made in the Company’s consolidated financial statements for the year ended December 31, 2004, and segment information for all prior periods presented have been restated.

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income from discontinued operations, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs and dividends on preferred stock, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments. Total assets for the Company’s operating segments are determined based on the separate consolidated balance sheets for CCUSA, CCUK and CCAL. The results of operations and financial position for CCUK and CCAL reflect appropriate adjustments for their presentation in accordance with generally accepted accounting principles in the United States. The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2004
	CCUSA	CCUK	CCAL	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$496,368	$—	$41,097	$—	$537,465
Network services and other	62,095	—	4,305	—	66,400

	558,463	—	45,402	—	603,865

Costs of operations (exclusive of depreciation, amortization and accretion)	211,660	—	19,255	—	230,915
General and administrative	58,908	—	10,541	20,781	90,230
Corporate development	—	—	—	1,455	1,455

Adjusted EBITDA	287,895	—	15,606	(22,236)	281,265
Restructuring charges (credits)	(419)	—	—	1,289	870
Asset write-down charges	7,652	—	—	—	7,652
Non-cash general and administrative compensation charges	7,253	—	66	8,628	15,947
Depreciation, amortization and accretion	255,330	—	28,081	575	283,986

Operating income (loss)	18,079	—	(12,541)	(32,728)	(27,190)
Interest and other income (expense)	(9,555)	—	(405)	(68,548)	(78,508)
Interest expense and amortization of deferred financing costs	(53,595)	—	(4,441)	(148,734)	(206,770)
Provision for income taxes	6,000	—	(630)	—	5,370
Minority interests	(5,342)	—	5,544	—	202
Income from discontinued operations	—	542,006	—	—	542,006

Net income (loss)	$(44,413)	$542,006	$(12,473)	$(250,010)	$235,110

Capital expenditures	$39,833		$2,682	$831	$43,346

Total assets (at year end)	$3,835,099	$—	$286,022	$450,401	$4,571,522

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	CCUSA	CCUK	CCAL	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$451,874	$—	$30,873	$—	$482,747
Network services and other	68,828	—	3,488	—	72,316

	520,702	—	34,361	—	555,063

Costs of operations (exclusive of depreciation, amortization and accretion)	211,505	—	14,790	—	226,295
General and administrative	57,323	—	7,836	21,902	87,061
Corporate development	—	—	—	5,564	5,564

Adjusted EBITDA	251,874	—	11,735	(27,466)	236,143
Restructuring charges	1,291	—	—	—	1,291
Asset write-down charges	14,317	—	—	—	14,317
Non-cash general and administrative compensation charges	8,048	—	20	5,918	13,986
Depreciation, amortization and accretion	253,367	—	26,836	1,777	281,980

Operating income (loss)	(25,149)	—	(15,121)	(35,161)	(75,431)
Interest and other income (expense)	(13,127)	—	1,539	(120,487)	(132,075)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(55,072)	—	(3,763)	(199,999)	(258,834)
Provision for income taxes	(2,000)	—	(465)	—	(2,465)
Minority interests	(1,270)	—	5,306	—	4,036
Income from discontinued operations	—	10,458	—	—	10,458
Cumulative effect of change in accounting principle for asset retirement obligations	(494)	—	(57)	—	(551)

Net income (loss)	$(97,112)	$10,458	$(12,561)	$(355,647)	$(454,862)

Capital expenditures	$23,863		$3,381	$187	$27,431

Total assets (at year end)	$3,823,873	$2,052,510	$302,290	$433,560	$6,612,233

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	CCUSA	CCUK	CCAL	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$421,902	$—	$24,234	$—	$446,136
Network services and other	156,723	—	2,494	—	159,217

	578,625	—	26,728	—	605,353

Costs of operations (exclusive of depreciation and amortization)	285,878	—	12,310	—	298,188
General and administrative	61,677	—	5,768	16,799	84,244
Corporate development	—	—	—	7,483	7,483

Adjusted EBITDA	231,070	—	8,650	(24,282)	215,438
Restructuring charges	5,204	—	—	3,461	8,665
Asset write-down charges	50,245	—	—	2,353	52,598
Non-cash general and administrative compensation charges	2,127	—	—	1,361	3,488
Depreciation and amortization	251,998	—	24,718	1,893	278,609

Operating income (loss)	(78,504)	—	(16,068)	(33,350)	(127,922)
Interest and other income (expense)	(1,006)	—	366	65,562	64,922
Interest expense and amortization of deferred financing costs	(56,806)	—	(3,413)	(213,676)	(273,895)
Provision for income taxes	(4,000)	—	(407)	—	(4,407)
Minority interests	6,810	—	5,530	—	12,340
Income from discontinued operations	—	9,041	—	—	9,041

Net income (loss)	$(133,506)	$9,041	$(13,992)	$(181,464)	$(319,921)

Capital expenditures	$105,889		$5,104	$650	$111,643

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars)
United States	$565,879	$510,669	$548,744
Puerto Rico	12,746	10,033	9,719

Total domestic operations	578,625	520,702	558,463

Australia	26,728	34,361	45,402

	$605,353	$555,063	$603,865

A summary of long-lived assets by country of location is as follows:

	December 31, 2003
	United States and Puerto Rico	Australia	Consolidated Total
	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Property and equipment, net	$3,337,600	$255,970	$3,593,570
Goodwill	270,438	—	270,438
Deferred site rental receivable	62,376	13,957	76,333
Deferred financing costs and other assets, net	104,307	785	105,092

	$3,774,721	$270,712	$4,045,433

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	United States and Puerto Rico	Australia	Consolidated Total
	(In thousands of dollars)
Property and equipment, net	$3,132,807	$236,758	$3,369,565
Goodwill	333,718	—	333,718
Deferred site rental receivable	66,293	18,635	84,928
Deferred financing costs and other assets, net	145,526	471	145,997

	$3,678,344	$255,864	$3,934,208

Major Customers

For the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004, consolidated net revenues include $146,968,000, $127,493,000 and $131,344,000, respectively, from Verizon Wireless, a customer of CCUSA. For the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004, consolidated net revenues include $104,285,000, $116,197,000 and $149,983,000, respectively, from Cingular Wireless and its predecessor companies, a customer of CCUSA. For the years ended December 31, 2002 (as restated), 2003 (as restated) and 2004, consolidated net revenues include $69,762,000, $66,413,000 and $74,873,000, respectively, from Sprint Nextel and its predecessor companies, a customer of CCUSA.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

The Company derives the largest portion of its revenues from customers in the wireless telecommunications industry. In addition, the Company has concentrations of operations in certain geographic areas (including various regions in the United States). The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers.

14. Restructuring Charges and Asset Write-Down Charges

For the year ended December 31, 2002, the Company recorded cash charges of $3,073,000 related primarily to additional employee severance payments at its corporate office in connection with a July 2001 restructuring. In October 2002, the Company announced a restructuring of its United States businesses in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, the Company reduced its United States workforce by approximately 230 employees and closed some smaller offices. The actions taken for this restructuring were substantially completed by the end of the first quarter of 2003. In connection with this restructuring, the Company recorded cash charges of $6,070,000 for the year ended December 31, 2002 related to employee severance payments and costs of office closures.

The continued execution of the October 2002 restructuring plan lead to further headcount reductions in the United States businesses during the second quarter of 2003. As a result, the Company reduced its United States workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of its locations. The actions taken for this restructuring were substantially completed at June 30, 2003. In connection with this restructuring, the Company recorded cash charges of $2,349,000 for the year ended December 31, 2003 related to employee severance payments and lease termination costs.

As a result of the sale of CCUK (see Note 2), in December of 2004 and January of 2005 the Company consolidated certain corporate management functions. The actions taken for this restructuring will be substantially completed by the end of the first quarter of 2005. In connection with this restructuring, the Company recorded cash

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charges of $1,348,000 for the fourth quarter of 2004 related to employee severance payments. The Company expects to record an additional $2,000,000 of such cash charges for the first quarter of 2005. In addition, in the fourth quarter of 2004 the Company recorded non-cash general and administrative compensation charges in connection with the modification of stock options for certain terminated executives (see Note 9).

At December 31, 2003 and 2004, other accrued liabilities includes $2,716,000 and $1,942,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Year Ended December 31, 2002
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$1,356	$3,568	$4,924
Costs of office closures and other	1,310	—	1,310

	2,666	3,568	6,234

Amounts charged to expense:
Employee severance	2,880	3,359	6,239
Costs of office closures and other	2,324	102	2,426

Total restructuring charges	5,204	3,461	8,665

Amounts paid:
Employee severance	(2,477)	(6,586)	(9,063)
Costs of office closures and other	(780)	(102)	(882)

	(3,257)	(6,688)	(9,945)

Amounts accrued at end of year:
Employee severance	1,759	341	2,100
Costs of office closures and other	2,854	—	2,854

	$4,613	$341	$4,954

	Year Ended December 31, 2003
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$1,759	$341	$2,100
Costs of office closures and other	2,854	—	2,854

	4,613	341	4,954

Amounts charged (credited) to expense:
Employee severance	999	—	999
Costs of office closures and other	292	—	292

Total restructuring charges (credits)	1,291	—	1,291

Amounts paid:
Employee severance	(2,265)	(308)	(2,573)
Costs of office closures and other	(956)	—	(956)

	(3,221)	(308)	(3,529)

Amounts accrued at end of year:
Employee severance	493	33	526
Costs of office closures and other	2,190	—	2,190

	$2,683	$33	$2,716

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2004
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$493	$33	$526
Costs of office closures and other	2,190	—	2,190

	2,683	33	2,716

Amounts charged (credited) to expense:
Employee severance	25	1,289	1,314
Costs of office closures and other	(444)	—	(444)

Total restructuring charges (credits)	(419)	1,289	870

Amounts paid:
Employee severance	(518)	(784)	(1,302)
Costs of office closures and other	(342)	—	(342)

	(860)	(784)	(1,644)

Amounts accrued at end of year:
Employee severance	—	538	538
Costs of office closures and other	1,404	—	1,404

	$1,404	$538	$1,942

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

	Year Ended December 31, 2002
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Inventories	$1,160	$—	$1,160
Property and equipment	49,085	2,353	51,438

	$50,245	$2,353	$52,598

During the year ended December 31, 2003, the Company abandoned an additional portion of its construction in process and certain other assets and recorded asset write-down charges of $14,317,000 for CCUSA.

During the year ended December 31, 2004, the Company abandoned or disposed of certain tower sites, sites in development and certain other assets and recorded asset write-down charges of $7,652,000 for CCUSA.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2003 and 2004 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
	(As restated)	(As restated)	(As restated)	(As restated)
2003:
Net revenues	$132,309	$137,905	$139,181	$145,668
Operating income (loss)	(18,559)	(21,784)	(19,178)	(15,910)
Loss from continuing operations before cumulative effect of change in accounting principle	(83,906)	(96,748)	(124,057)	(160,058)
Income (loss) from discontinued operations	5,442	2,099	5,076	(2,159)
Cumulative effect of change in accounting principle	(551)	—	—	—
Net loss	(79,015)	(94,649)	(118,981)	(162,217)
Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	(0.46)	(0.55)	(0.61)	(0.78)
Income (loss) from discontinued operations	0.03	0.01	0.02	(0.01)
Cumulative effect of change in accounting principle	(0.01)	—	—	—
Net loss	(0.44)	(0.54)	(0.59)	(0.79)
	(As restated)	(As restated)	(As restated)
2004:
Net revenues	$144,883	$151,020	$150,185	$157,777
Operating income (loss)	(7,661)	(8,357)	(234)	(10,938)
Loss from continuing operations	(91,181)	(67,235)	(59,793)	(88,687)
Income from discontinued operations	14,544	16,455	510,449	558
Net income (loss)	(76,637)	(50,780)	450,656	(88,129)
Per common share – basic and diluted:
Loss from continuing operations	(0.46)	(0.34)	(0.31)	(0.44)
Income from discontinued operations	0.07	0.07	2.29	—
Net income (loss)	(0.39)	(0.27)	1.98	(0.44)

Certain amounts have been restated to reflect the correction of accounting errors as more fully described in Note 1. The adjustments to amounts previously presented in the consolidated statement of operations for the four quarters of 2003 and the first three quarters of 2004 are summarized as follows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present CCUK as Discontinued Operations	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
Three Months Ended March 31, 2003:
Site rental revenues	$184,960	$1,555	$186,515	$(71,125)	$115,390
Site rental costs of operations	73,360	4,050	77,410	(32,752)	44,658
Depreciation expense	80,357	9,104	89,461	(18,894)	70,567
Operating income (loss)	11,822	(11,599)	223	(18,782)	(18,559)
Credit (provision) for income taxes	(3,966)	(500)	(4,466)	3,850	(616)
Minority interests	(557)	2,100	1,543	—	1,543
Net income (loss)	(69,016)	(9,999)	(79,015)	—	(79,015)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(14,371)	(587)	(14,958)	—	(14,958)
Net income (loss) per common share - basic and diluted	(0.38)	(0.06)	(0.44)	—	(0.44)

Three Months Ended June 30, 2003:
Site rental revenues	$116,646	$1,630	$118,276	$—	$118,276
Site rental costs of operations	39,985	4,085	44,070	—	44,070
Depreciation expense	60,763	9,336	70,099	—	70,099
Operating income (loss)	(9,993)	(11,791)	(21,784)	—	(21,784)
Interest and other income (expense)	(8,271)	(3,126)	(11,397)	—	(11,397)
Credit (provision) for income taxes	(127)	(500)	(627)	—	(627)
Minority interests	(730)	1,599	869	—	869
Net income (loss)	(80,831)	(13,818)	(94,649)	—	(94,649)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(20,081)	(1,365)	(21,446)	—	(21,446)
Net income (loss) per common share - basic and diluted	(0.47)	(0.07)	(0.54)	—	(0.54)

Three Months Ended September 30, 2003:
Site rental revenues	$120,127	$1,658	$121,785	$—	$121,785
Site rental costs of operations	40,062	4,098	44,160	—	44,160
Depreciation expense	60,846	9,430	70,276	—	70,276
Operating income (loss)	(7,308)	(11,870)	(19,178)	—	(19,178)
Interest and other income (expense)	(35,104)	(8,278)	(43,382)	—	(43,382)
Credit (provision) for income taxes	(85)	(500)	(585)	—	(585)
Minority interests	151	1,345	1,496	—	1,496
Net income (loss)	(99,678)	(19,303)	(118,981)	—	(118,981)
Net income (loss) per common share - basic and diluted	(0.50)	(0.09)	(0.59)	—	(0.59)

Three Months Ended December 31, 2003:
Site rental revenues	$213,971	$1,750	$215,721	$(88,425)	$127,296
Site rental costs of operations	83,425	4,141	87,566	(40,905)	46,661
Depreciation expense	82,893	9,660	92,553	(21,515)	71,038
Operating income (loss)	23,566	(12,051)	11,515	(27,425)	(15,910)
Interest and other income (expense)	(101,605)	(2,212)	(103,817)	29,084	(74,733)
Credit (provision) for income taxes	4,102	(500)	3,602	(4,239)	(637)
Minority interests	(1,258)	1,386	128	—	128
Net income (loss)	(148,840)	(13,377)	(162,217)	—	(162,217)
Net income (loss) per common share - basic and diluted	(0.73)	(0.06)	(0.79)	—	(0.79)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present CCUK as Discontinued Operations	As Restated On Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
Three Months Ended March 31, 2004:
Site rental revenues	$219,377	$1,211	$220,588	$(90,408)	$130,180
Site rental costs of operations	82,987	3,590	86,577	(42,052)	44,525
Depreciation expense	84,822	9,619	94,441	(23,597)	70,844
Operating income (loss)	26,669	(11,998)	14,671	(22,332)	(7,661)
Interest and other income (expense)	(24,829)	(387)	(25,216)	(198)	(25,414)
Credit (provision) for income taxes	(5,955)	(500)	(6,455)	5,802	(653)
Minority interests	(1,346)	1,215	(131)	—	(131)
Net income (loss)	(64,967)	(11,670)	(76,637)	—	(76,637)
Net income (loss) per common share - basic and diluted	(0.34)	(0.05)	(0.39)	—	(0.39)

Three Months Ended June 30, 2004:
Site rental revenues	$131,363	$1,144	$132,507	$—	$132,507
Site rental costs of operations	41,843	3,560	45,403	—	45,403
Depreciation expense	61,119	9,456	70,575	—	70,575
Operating income (loss)	3,515	(11,872)	(8,357)	—	(8,357)
Credit (provision) for income taxes	(184)	(500)	(684)	—	(684)
Minority interests	(1,463)	1,186	(277)	—	(277)
Net income (loss)	(39,594)	(11,186)	(50,780)	—	(50,780)
Net income (loss) per common share - basic and diluted	(0.22)	(0.05)	(0.27)	—	(0.27)

Three Months Ended September 30, 2004:
Site rental revenues	$134,090	$1,139	$135,229	$—	$135,229
Site rental costs of operations	42,196	3,558	45,754	—	45,754
Depreciation expense	60,587	9,443	70,030	—	70,030
Operating income (loss)	11,628	(11,862)	(234)	—	(234)
Credit (provision) for income taxes	(144)	7,000	6,856	—	6,856
Minority interests	(1,729)	1,185	(544)	—	(544)
Income from discontinued operations, net of tax	517,449	(7,000)	510,449	—	510,449
Net income (loss)	461,333	(10,677)	450,656	—	450,656
Net income (loss) per common share - basic and diluted	2.02	(0.04)	1.98	—	1.98

The following tables describe the effects of the restatement on net revenues, operating income (loss), loss from continuing operations before cumulative effect of change in accounting principle, income from discontinued operations, net income (loss) and the related per share amounts.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
2003:
Net revenues, as previously stated	$216,724	$224,201	$235,577	$253,846
Adjustments to site rental revenues	1,555	1,630	1,658	1,750

Net revenues, as restated	218,279	225,831	237,235	255,596
Adjustment to present CCUK’s results of operations as discontinued operations	(85,970)	(87,926)	(98,054)	(109,928)

Net revenues from continuing operations, as restated	$132,309	$137,905	$139,181	$145,668

Operating income, as previously stated	$11,822	$6,275	$10,040	$23,566
Adjustments to site rental revenues	1,555	1,630	1,658	1,750
Adjustments to site rental costs of operations	(4,050)	(4,085)	(4,098)	(4,141)
Adjustments to depreciation expense	(9,104)	(9,336)	(9,430)	(9,660)

Operating income, (loss) as restated	223	(5,516)	(1,830)	11,515
Adjustment to present CCUK’s results of operations as discontinued operations	(18,782)	(16,268)	(17,348)	(27,425)

Operating income (loss) from continuing operations, as restated	$(18,559)	$(21,784)	$(19,178)	$(15,910)

Loss before cumulative effect of change in accounting principle, as previously stated	$(66,981)	$(80,831)	$(99,678)	$(148,840)
Adjustments to site rental revenues	1,555	1,630	1,658	1,750
Adjustments to site rental costs of operations	(4,050)	(4,085)	(4,098)	(4,141)
Adjustments to depreciation expense	(9,104)	(9,336)	(9,430)	(9,660)
Adjustments to interest and other income (expense)	—	(3,126)	(8,278)	(2,212)
Adjustments to credit (provision) for income taxes	(500)	(500)	(500)	(500)
Adjustments to minority interests	2,100	1,599	1,345	1,386

Loss before cumulative effect of change in accounting principle, as restated	(76,980)	(94,649)	(118,981)	(162,217)
Adjustment to present CCUK’s results of operations as discontinued operations	(6,926)	(2,099)	(5,076)	2,159

Loss from continuing operations before cumulative effect of change in accounting principle, as restated	$(83,906)	$(96,748)	$(124,057)	$(160,058)

Net loss, as previously stated	$(69,016)	$(80,831)	$(99,678)	$(148,840)
Adjustments to site rental revenues	1,555	1,630	1,658	1,750
Adjustments to site rental costs of operations	(4,050)	(4,085)	(4,098)	(4,141)
Adjustments to depreciation expense	(9,104)	(9,336)	(9,430)	(9,660)
Adjustments to interest and other income (expense)	—	(3,126)	(8,278)	(2,212)
Adjustments to credit (provision) for income taxes	(500)	(500)	(500)	(500)
Adjustments to minority interests	2,100	1,599	1,345	1,386

Net loss, as restated	(79,015)	(94,649)	(118,981)	(162,217)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	(14,958)	(21,446)	(9,496)	(9,997)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	$(93,973)	$(116,095)	$(128,477)	$(172,214)

Per common share – basic and diluted:
Loss before cumulative effect of change in accounting principle, as previously stated	$(0.37)	$(0.47)	$(0.50)	$(0.73)
Adjustments to site rental revenues	0.01	0.01	0.01	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)	(0.02)	(0.02)
Adjustments to depreciation expense	(0.05)	(0.04)	(0.05)	(0.05)
Adjustments to interest and other income (expense)	—	(0.02)	(0.04)	(0.01)
Adjustments to credit (provision) for income taxes	—	—	—	—
Adjustments to minority interests	0.01	0.01	0.01	0.01
Adjustments to dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(0.01)	(0.01)	—	—

Loss before cumulative effect of change in accounting principle, as restated	(0.43)	(0.54)	(0.59)	(0.79)
Adjustment to present CCUK’s results of operations as discontinued operations	(0.03)	(0.01)	(0.02)	0.01

Loss from continuing operations before cumulative effect of change in accounting principle, as restated	$(0.46)	$(0.55)	$(0.61)	$(0.78)

Net loss, as previously stated	$(0.38)	$(0.47)	$(0.50)	$(0.73)
Adjustments to site rental revenues	0.01	0.01	0.01	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)	(0.02)	(0.02)
Adjustments to depreciation expense	(0.05)	(0.04)	(0.05)	(0.05)
Adjustments to interest and other income (expense)	—	(0.02)	(0.04)	(0.01)
Adjustments to credit (provision) for income taxes	—	—	—	—
Adjustments to minority interest	0.01	0.01	0.01	0.01
Adjustments to dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(0.01)	(0.01)	—	—

Net loss, as restated	$(0.44)	$(0.54)	$(0.59)	$(0.79)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31	June 30	September 30
	(In thousands of dollars, except per share amounts)
2004:
Net revenues, as previously stated	$248,487	$149,876	$149,046
Adjustments to site rental revenues	1,211	1,144	1,139

Net revenues, as restated	249,698	151,020	150,185
Adjustment to present CCUK’s results of operations as discontinued operations	(104,815)	—	—

Net revenues from continuing operations, as restated	$144,883	$151,020	$150,185

Operating income, as previously stated	$26,669	$3,515	$11,628
Adjustments to site rental revenues	1,211	1,144	1,139
Adjustments to site rental costs of operations	(3,590)	(3,560)	(3,558)
Adjustments to depreciation expense	(9,619)	(9,456)	(9,443)

Operating income (loss), as restated	14,671	(8,357)	(234)
Adjustment to present CCUK’s results of operations as discontinued operations	(22,332)	—	—

Operating income (loss) from continuing operations, as restated	$(7,661)	$(8,357)	$(234)

Net loss (first quarter) or Loss from continuing operations (second and third quarters), as previously stated	$(64,967)	$(56,049)	$(56,116)
Adjustments to site rental revenues	1,211	1,144	1,139
Adjustments to site rental costs of operations	(3,590)	(3,560)	(3,558)
Adjustments to depreciation expense	(9,619)	(9,456)	(9,443)
Adjustments to interest and other income (expense)	(387)	—	—
Adjustments to credit (provision) for income taxes	(500)	(500)	7,000
Adjustments to minority interests	1,215	1,186	1,185

Net loss (first quarter) or Loss from continuing operations (second and third quarters), as restated	(76,637)	(67,235)	(59,793)
Adjustment to present CCUK’s results of operations as discontinued operations	(14,544)	—	—

Loss from continuing operations, as restated	$(91,181)	$(67,235)	$(59,793)

Income from discontinued operations (second and third quarters), as previously stated	$—	$16,455	$517,449
Adjustments to income from discontinued operations	—	—	(7,000)

Income from discontinued operations (second and third quarters), as restated	—	16,455	510,449
Adjustment to present CCUK’s first quarter results of operations as discontinued operations	14,544	—	—

Income from discontinued operations, as restated	$14,544	$16,455	$510,449

Net income (loss), as previously stated	$(64,967)	$(39,594)	$461,333
Adjustments to site rental revenues	1,211	1,144	1,139
Adjustments to site rental costs of operations	(3,590)	(3,560)	(3,558)
Adjustments to depreciation expense	(9,619)	(9,456)	(9,443)
Adjustments to interest and other income (expense)	(387)	—	—
Adjustments to credit (provision) for income taxes	(500)	(500)	7,000
Adjustments to minority interests	1,215	1,186	1,185
Adjustment to income from discontinued operations, net of tax	—	—	(7,000)

Net income (loss), as restated	(76,637)	(50,780)	450,656
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(9,696)	(9,332)	(9,836)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	$(86,333)	$(60,112)	$440,820

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31	June 30	September 30
	(In thousands of dollars, except per share amounts)
Per common share – basic and diluted:
Net loss (first quarter) or Loss from continuing operations (second and third quarters), as previously stated	$(0.34)	$(0.29)	$(0.30)
Adjustments to site rental revenues	0.01	0.01	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)	(0.02)
Adjustments to depreciation expense	(0.05)	(0.05)	(0.04)
Adjustments to interest and other income (expense)	—	—	—
Adjustments to credit (provision) for income taxes	—	—	0.03
Adjustments to minority interests	0.01	0.01	0.01

Net loss (first quarter) or Loss from continuing operations (second and third quarters), as restated	(0.39)	(0.34)	(0.31)
Adjustment to present CCUK’s results of operations as discontinued operations	(0.07)	—	—

Loss from continuing operations, as restated	$(0.46)	$(0.34)	$(0.31)

Income from discontinued operations (second and third quarters), as previously stated	$—	$0.07	$2.32
Adjustments to income from discontinued operations	—	—	(0.03)

Income from discontinued operations (second and third quarters), as restated	—	0.07	2.29
Adjustment to present CCUK’s first quarter results of operations as discontinued operations	0.07	—	—

Income from discontinued operations, as restated	$0.07	$0.07	$2.29

Net income (loss), as previously stated	$(0.34)	$(0.22)	$2.02
Adjustments to site rental revenues	0.01	0.01	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)	(0.02)
Adjustments to depreciation expense	(0.05)	(0.05)	(0.04)
Adjustments to interest and other income (expense)	—	—	—
Adjustments to credit (provision) for income taxes	—	—	0.03
Adjustments to minority interests	0.01	0.01	0.01
Adjustment to income from discontinued operations, net of tax	—	—	(0.03)

Net income (loss), as restated	$(0.39)	$(0.27)	$1.98

16. Subsequent Events

Purchases of the Company’s Debt Securities

In January of 2005, the Company utilized $175,439,000 of its cash to purchase $93,500,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $1,744,000, in public market transactions. The debt purchases resulted in losses of $82,587,000 for the first quarter of 2005, consisting of the write-off of unamortized deferred financing costs ($2,392,000) and the excess of the total purchase price over the carrying value of the notes ($80,195,000). Such losses will be included in interest and other income (expense) on the Company’s consolidated statement of operations for the three months ending March 31, 2005. After these purchases, the conversion of all the remaining outstanding 4% Convertible Senior Notes would result in the issuance of 8,173,223 shares of the Company’s common stock (see Note 5).

Crown Atlantic Credit Facility

In February of 2005, Crown Atlantic amended its credit facility to terminate certain collateral and security agreements and amend one of the financial covenants.

Stock-Based Compensation

In February of 2005, the Company issued 35,650 shares of common stock to the non-executive members of its Board of Directors. These shares have a grant-date fair value of $16.20 per share. In connection with these shares, the Company will recognize non-cash general and administrative compensation charges of approximately $578,000 for the first quarter of 2005.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February of 2005, the Company granted 256,836 shares of restricted common stock to certain of its executives. The restricted shares had a grant-date fair value of $16.20 per share, determined based on the closing market price of the Company’s common stock on the grant date. The restrictions on the shares will expire in various amounts over the vesting period of four years if the market performance of the Company’s common stock reaches certain levels. In connection with these restricted shares, the Company will recognize non-cash general and administrative compensation charges of $4,161,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. In February of 2005, the Company also authorized the grant of 447,864 shares of restricted common stock to 274 other executives and employees. The restrictions on these shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Company has restated its consolidated financial statements as of and for the years ended December 31, 2002 and 2003 to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. In addition to restating its consolidated financial statements as of and for the years ended December 31, 2002 and 2003, the Company also has restated its interim financial statements for the first three quarters of 2004 to reflect these corrections in the proper periods. For further discussion of the restatement, see Notes 1 and 15 to the Company’s consolidated financial statements.

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As a result of this review, the Company concluded that its previously established lease accounting practices were not appropriate under U.S. generally accepted accounting principles and determined that the Company’s annual site rental revenue, ground rent, and depreciation expense over the last several years had been understated. Accordingly, as described above, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting practices. These errors were attributed to a material weakness in the Company’s internal control relative to the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting practices as of December 31, 2004, resulting in an error in the Company’s application of U.S. generally accepted accounting principles. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for Crown Castle International Corp. (the Company). Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing this assessment, management reviewed the Company’s lease accounting practices. As a result of this review, management concluded that there was a material weakness in the Company’s internal control over the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting practices as of December 31, 2004. As a result of such material weakness, the Company’s annual site rental revenue, ground rent, and depreciation expense for the years ended 2002 and 2003 were understated. On February 15, 2005, the Company announced that it was appropriate to restate certain of its previously issued financial statements to reflect the correction of these errors in the Company’s lease and depreciation accounting. See Note 1 to the consolidated financial statements. Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and has concluded that the control deficiency that resulted in incorrect lease and depreciation accounting represented a material weakness as of December 31, 2004. As a result of this material weakness, management has concluded, based on the criteria set forth by the COSO of the Treadway Commission in “Internal Control—Integrated Framework”, that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

KPMG LLP, a registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year-end the Company has implemented additional review procedures over the selection and monitoring of the appropriate assumptions and factors affecting lease accounting. No other material weaknesses were identified as a result of management’s assessment.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the course of assessing the Company’s internal control over financial reporting in 2004, management performed a number of activities to confirm and enhance the adequacy of internal control over financial reporting and believes that those activities have improved the effectiveness of our internal control over financial reporting and will continue to do so in the future. Those activities included the following:

•	elevating visibility of the system of internal control over financial reporting within the Company by creating or otherwise improving our documentation of the system via (1) flowcharts, (2) formal written policies and procedures and (3) control listings documenting the risks and financial statement captions and assertions the controls address;

•	enhancing the monitoring of internal control over financial reporting to ensure that (1) such controls are designed and operating effectively and (2) developing a process for on-going compliance, including expanding the internal audit department in 2004 and subsequently conducting internal audits to evaluate the design and operating effectiveness of internal control over financial reporting;

•	retaining outside specialists to evaluate the design and operating effectiveness of certain internal controls relating to our financial accounting, taxation, treasury management and information technology systems; and

•	elevating senior management’s visibility to accounting and operational matters by establishing regular review meetings, intended to enhance current processes in place to ensure the completeness and accuracy of our public disclosures.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Crown Castle International Corp. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in internal control over the selection, monitoring and review of assumptions and factors affecting the Company’s lease and depreciation accounting practices, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004: Management identified a material weakness in the Company’s internal control over the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting practices as of December 31, 2004. As a result of such material weakness, the Company’s annual site rental revenue, ground rent, and depreciation expense for the years ended 2002 and 2003 were understated, resulting in the restatement of the 2002 and 2003 consolidated financial statements to reflect the correction of these errors in the Company’s lease and depreciation accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Houston, Texas

March 29, 2005

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2005 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2004:

Plan category(1)(2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(3)
Equity compensation plans approved by security holders	14,433,272	$16.46	11,556,830
Equity compensation plans not approved by security holders	—		—

Total	14,433,272	$16.46	11,556,830

(1)	See Note 9 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	Crown Castle Australia Holdings Pty Ltd. (“CCAL”, a majority owned subsidiary of the registrant) has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders. See Note 9 to the Consolidated Financial Statements for more detailed information regarding this plan.
(3)	In February of 2005, the registrant issued 35,650 shares of common stock to the non-executive members of its Board of Directors. This share award was granted under an equity compensation plan which was approved by the registrant’s security holders. See Note 16 to the Consolidated Financial Statements.

ITEM 13. Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 52.

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

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET (Unconsolidated)

(In thousands of dollars, except share amounts)

	December 31,
	2003	2004
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$204,287	$9,384
Receivables and other current assets	2,083	1,345

Total current assets	206,370	10,729

Property and equipment, net of accumulated depreciation of $6,573 and $7,029 at December 31, 2003 and 2004, respectively	875	473
Investment in and net advances to subsidiaries	4,070,621	4,018,227
Deferred financing costs and other assets, net of accumulated amortization of $10,535 and $12,498 at December 31, 2003 and 2004, respectively	45,138	34,540

	$4,323,004	$4,063,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$7,644	$8,598
Accrued interest	49,063	43,308
Long-term debt, current maturities	229,547	—

Total current liabilities	286,254	51,906
Long-term debt, less current maturities	1,735,695	1,670,398

Total liabilities	2,021,949	1,722,304

Redeemable preferred stock	506,702	508,040
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2003—220,758,321 and December 31, 2004—224,064,124	2,208	2,241
Additional paid-in capital	3,349,459	3,386,749
Accumulated other comprehensive income (loss)	247,249	54,476
Unearned stock compensation	(8,122)	(9,892)
Accumulated deficit	(1,796,441)	(1,599,949)

Total stockholders’ equity	1,794,353	1,833,625

	$4,323,004	$4,063,969

See notes to consolidated financial statements and accompanying notes.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENT OF OPERATIONS (Unconsolidated)

(In thousands of dollars)

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
Interest and other income (expense)	$73,511	$(120,643)	$(64,339)
General and administrative expenses	(14,337)	(16,063)	(17,451)
Corporate development expenses	(7,483)	(5,564)	(1,455)
Restructuring charges	(3,461)	—	(1,289)
Non-cash general and administrative compensation charges	(1,361)	(5,914)	(8,624)
Depreciation, amortization and accretion	(1,310)	(938)	(472)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(213,676)	(199,999)	(148,734)

Loss before income taxes and equity in earnings (losses) of subsidiaries	(168,117)	(349,121)	(242,364)
Equity in earnings (losses) of subsidiaries	(151,804)	(105,741)	477,474

Net income (loss)	(319,921)	(454,862)	235,110
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	16,023	(55,897)	(38,618)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(303,898)	$(510,759)	$196,492

See notes to consolidated financial statements and accompanying notes.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENT OF CASH FLOWS (Unconsolidated)

(In thousands of dollars)

	Years Ended December 31,
	2002	2003	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(319,921)	$(454,862)	$235,110
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Losses (gains) on purchases and redemption of long-term debt	(79,138)	87,112	63,773
Non-cash general and administrative compensation charges	1,361	5,914	8,624
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	89,423	67,974	5,949
Depreciation, amortization and accretion	1,310	938	472
Equity in losses (earnings) and write-downs of unconsolidated affiliates	8,271	162	39
Equity in losses (earnings) of subsidiaries	151,804	105,741	(477,474)
Losses on purchases and redemption of preferred stock	—	32,293	—
Decrease in receivables and other assets	1,778	2,857	1,048
Increase (decrease) in accounts payable and other accrued liabilities	(3,075)	397	954
Increase (decrease) in accrued interest	(1,636)	3,755	(5,755)

Net cash used for operating activities	(149,823)	(147,719)	(167,260)

Cash flows from investing activities:
Net advances from (to) subsidiaries	58,816	(79,112)	474,933
Distributions from (investment in) subsidiaries	176,437	620,325	(120,849)
Capital expenditures	(488)	(111)	(55)
Maturities of investments	930,313	285,367	—
Purchases of investments	(746,154)	(167,063)	—
Disposition of (investments in) affiliates	5,582	—	—

Net cash provided by investing activities	424,506	659,406	354,029

Cash flows from financing activities:
Proceeds from issuance of capital stock	1,032	7,992	32,094
Purchases and redemption of long-term debt	(142,820)	(928,388)	(353,958)
Purchases and redemption of capital stock	(94,470)	(343,734)	(59,364)
Incurrence of financing costs	—	(22,346)	(444)
Proceeds from issuance of long-term debt	—	830,000	—

Net cash used for financing activities	(236,258)	(456,476)	(381,672)

Net increase (decrease) in cash and cash equivalents	38,425	55,211	(194,903)
Cash and cash equivalents at beginning of year	110,651	149,076	204,287

Cash and cash equivalents at end of year	$149,076	$204,287	$9,384

Supplemental disclosure of cash flow information:
Interest paid	$125,888	$128,271	$148,540
Income taxes paid	—	—	—

See notes to consolidated financial statements and accompanying notes.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO FINANCIAL STATEMENTS (Unconsolidated)

1. Investment in and Net Advances to Subsidiaries

The Company’s investment in subsidiaries is presented in the accompanying unconsolidated financial statements using the equity method of accounting. Under the terms of the 2000 Crown Atlantic Credit Facility, Crown Atlantic is effectively precluded from paying dividends to the Company. The restricted net assets of Crown Atlantic totaled approximately $639,420,000 at December 31, 2004.

2. Long-term Debt

Long-term debt consists of the Company’s Debt Securities.

3. Redeemable Preferred Stock

Redeemable preferred stock consists of the Company’s 8¼% Convertible Preferred Stock and 6.25% Convertible Preferred Stock.

4. Income Taxes

Income taxes reported in the accompanying unconsolidated financial statements are determined by computing income tax assets and liabilities on a consolidated basis, for the Company and members of its consolidated federal income tax return group, and then reducing such consolidated amounts for the amounts recorded by the Company’s subsidiaries on a separate tax return basis.

CROWN CASTLE INTERNATIONAL CORP.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In thousands of dollars)

		Additions	Deductions
Description	Balance at Beginning of Year	Amounts Charged to Operating Expenses	Amounts Credited to Operating Expenses	Amounts Written Off Against Receivables	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2002	$17,361	$1,653	$—	$(8,429)	$(63)	$10,522

2003	$10,522	$2,246	$(1,122)	$(4,210)	$167	$7,603

2004	$7,603	$994	$(650)	$(1,400)	$30	$6,577

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description
*	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

**	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

§	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

**	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

§	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

***	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

***	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

+	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

+	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

****	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

+	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

=	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

###	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998

###	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998

†	3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series A and Series B Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on November 19, 1999

+++	3.4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25% Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

#	4.1	Article Fourth of Certificate of Incorporation of Castle Tower Holding Corp. (included in Exhibit 3.1)

##	4.2	Specimen Certificate of Common Stock

####	4.3	Indenture, dated as of May 17, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 9% Senior Notes Due 2011 (including exhibits)

Exhibit Number		Exhibit Description
ΩΩΩ	4.4	Supplemental Indenture, dated as of January 7, 2004, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9% Senior Notes Due 2011

####	4.5	Indenture, dated as of May 17, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 10 3/8% Senior Discount Notes Due 2011 (including exhibits)

ΩΩ	4.6	Supplemental Indenture, dated as of December 24, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 10 3/8% Senior Discount Notes Due 2011

***	4.7	Registration Rights Agreement dated June 1, 1999 between BellSouth Mobility Inc. and Crown Castle International Corp.

####	4.8	Indenture, dated as of August 3, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 9 ½% Senior Notes Due 2011 (including exhibits)

ΩΩΩ	4.9	Supplemental Indenture, dated as of January 7, 2004, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9 ½% Senior Notes Due 2011

####	4.10	Indenture, dated as of August 3, 1999, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 11¼% Senior Discount Notes Due 2011 (including exhibits)

ΩΩ	4.11	Supplemental Indenture, dated as of December 24, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 11¼% Senior Discount Notes Due 2011

†	4.12	Deposit Agreement among Crown Castle International Corp. and the United States Trust Company of New York dated November 19, 1999

†	4.13	Registration Rights Agreement among Crown Castle International Corp., the United States Trust Company of New York and SFG-P INC. dated November 19, 1999

@	4.14	Indenture, dated as of June 26, 2000, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 10¾% Senior Notes due 2011 (including exhibits)

^^	4.15	Indenture, dated as of May 16, 2001, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9 3/8% Senior Notes due 2011 (including Exhibits)

††	4.16	Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010 (including exhibits)

††	4.17	Supplemental Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

††	4.18	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

††	4.19	Indenture, dated as of December 11, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Series B Senior Notes due 2013 (including exhibits)

††	4.20	Registration Rights Agreement, dated as of December 2, 2003, between Crown Castle International Corp. and J.P. Morgan Securities Inc., relating to the 7.5% Senior Notes due 2013.

††	4.21	Registration Rights Agreement, dated as of December 11, 2003, between Crown Castle International Corp. and Morgan Stanley & Co. Incorporated, relating to the 7.5% Series B Senior Notes due 2013

#	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

##	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

##	10.3	Castle Transmission Services (Holdings) Ltd. All Employee Share Option Scheme dated as of January 23, 1998

##	10.4	Rules of the Castle Transmission Services (Holdings) Ltd. Bonus Share Plan

Exhibit Number		Exhibit Description
##	10.5	Castle Transmission Services (Holdings) Ltd. Unapproved Share Option Scheme dated as of January 23, 1998

**	10.6	Loan Agreement dated as of March 31, 1999 by and among Crown Atlantic HoldCo Sub LLC, as the Borrower, Key Corporate Capital Inc., as Agent, and the Financial Institutions listed therein

**	10.7	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

+++	10.8	Termination Agreement dated as of July 5, 2000, by and between Crown Castle International Corp., Crown Castle UK Holdings Limited, France Telecom S.A., Telediffusion de France S.A., and Transmission Future Networks B.V.

++	10.9	Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle International Corp. and ChaseMellon Shareholder Services L.L.C.

^	10.10	Crown Castle International Corp. 2001 Stock Incentive Plan

++++	10.11	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

@@@	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland, E. Blake Hawk, Edward W. Wallander, Robert E. Giles and Michael T. Schueppert

@@@	10.13	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

^^^	10.14	Crown Castle International Corp. 2004 Stock Incentive Plan

==	10.15	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

==	10.16	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

==	10.17	Form of Severance Agreement between Crown Castle International Corp. and Jed P. Fawaz

	11	Computation of Net Income (Loss) per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

#	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
##	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
*	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
**	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999.
###	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
***	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999.
+	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) for the year ended December 31, 2000.
####	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-87765).
****	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
†	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 19, 1999.
++	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) dated September 19, 2000.
@	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 22, 2000.
+++	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) for the quarter ended June 30, 2000.
^	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) filed on May 8, 2001.
^^	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-63520).
++++	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
@@	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated November 22, 2002.
@@@	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 7, 2003.
Ω	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated October 10, 2003.
ΩΩ	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated December 24, 2003.
ΩΩΩ	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 7, 2004.
††	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).

§	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
^^^	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) filed on April 13, 2004.
=	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated June 28, 2004.
==	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-164441) dated February 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2005.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2004 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 29th day of March, 2005.

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