Form 10-Q/A
period 2004-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2005-05-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

CROWN CASTLE INTERNATIONAL CORP.

EXPLANATORY NOTE REGARDING RESTATEMENT

The Company has restated its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2002 and 2003. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2002. The restatement was reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and is now being reported in this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004. The restatement will also be reported in amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004.

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

The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at the Company’s majority owned Australian subsidiary (“CCAL”) and the Company’s two joint ventures with Verizon Communications, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003. The adjustments for depreciation expense also affected the discontinued operations of its UK subsidiary (“CCUK”), resulting in a change to the net gain on disposal. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

The restatement adjustments increased the Company’s net loss and net loss per share for the three months ended March 31, 2003 by approximately $10.0 million or $0.06 per share, and increased the net loss and net loss per share for the three months ended March 31, 2004 by approximately $11.7 million or $0.05 per share.

For a discussion of the individual restatement adjustments, see Note 1 of the Company’s condensed notes to consolidated financial statements in “Item 1. Financial Statements”. Additionally, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information on the impact of the restatement on other periods, see our Annual Report on Form 10-K for the year ended December 31, 2004.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to March 31, 2004. The financial statements and related financial information contained in the Company’s previously filed reports should no longer be relied upon.

All referenced amounts in this Quarterly Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety. However, this Form 10-Q/A only (1) amends and restates Items 1, 2, and 4 of Part I of the original filing, in each case solely as a result of, and to reflect, the restatement and certain balance sheet reclassifications (as discussed in Note 1 of the condensed notes to consolidated financial statements), and (2) adds Item 2 of Part II to the original filing. No other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the original filing has been amended to contain the currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-Q/A retains the information as of the date of the original filing, and the Company has not updated the information contained herein to reflect events that occurred at a later date. Other events occurring after the date of the original filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and reports filed with the Securities and Exchange Commission subsequent to the date of this filing.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2003	March 31, 2004
	(As restated)	(As restated)
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435,827	$171,485
Short-term investments	26,600	—
Receivables:
Trade, net of allowance for doubtful accounts of $9,160 and $9,659 at December 31, 2003 and March 31, 2004, respectively	80,659	83,252
Other	1,394	1,735
Inventories	15,542	17,435
Deferred site rental receivable	2,332	1,525
Prepaid expenses and other current assets	77,545	77,037

Total current assets	639,899	352,469
Property and equipment, net of accumulated depreciation of $1,398,607 and $1,499,061 at December 31, 2003 and March 31, 2004, respectively	4,580,442	4,528,882
Goodwill	1,210,080	1,238,800
Deferred site rental receivable	76,333	80,485
Deferred financing costs and other assets, net of accumulated amortization of $48,585 and $49,050 at December 31, 2003 and March 31, 2004, respectively	105,479	111,493

	$6,612,233	$6,312,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,749	$37,235
Accrued interest	49,063	31,230
Accrued compensation and related benefits	19,117	7,857
Deferred rental revenues and other accrued liabilities	267,459	274,089
Long-term debt, current maturities	267,142	46,461

Total current liabilities	643,530	396,872
Long-term debt, less current maturities	3,182,850	3,138,866
Deferred ground lease payable	98,524	103,172
Other liabilities	209,629	219,590

Total liabilities	4,134,533	3,858,500

Commitments and contingencies
Minority interests	176,645	177,253
Redeemable preferred stock	506,702	507,037
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2003—220,758,321 and March 31, 2004—222,154,730	2,208	2,222
Additional paid-in capital	3,349,459	3,364,473
Accumulated other comprehensive income (loss)	247,249	297,090
Unearned stock compensation	(8,122)	(11,672)
Accumulated deficit	(1,796,441)	(1,882,774)

Total stockholders’ equity	1,794,353	1,769,339

	$6,612,233	$6,312,129

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2003	2004
	(As restated)	(As restated)
Net revenues:
Site rental and broadcast transmission	$186,515	$220,588
Network services and other	31,764	29,110

	218,279	249,698

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental and broadcast transmission	77,410	86,577
Network services and other	24,942	25,316
General and administrative	22,192	23,643
Corporate development	1,620	439
Restructuring charges (credits)	—	(33)
Asset write-down charges	—	1,948
Non-cash general and administrative compensation charges	2,431	2,696
Depreciation, amortization and accretion	89,461	94,441

	218,056	235,027

Operating income	223	14,671
Other income (expense):
Interest and other income (expense)	(1,642)	(25,216)
Interest expense and amortization of deferred financing costs	(72,638)	(59,506)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(74,057)	(70,051)
Provision for income taxes	(4,466)	(6,455)
Minority interests	1,543	(131)

Loss before cumulative effect of change in accounting principle	(76,980)	(76,637)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	(2,035)	—

Net loss	(79,015)	(76,637)
Dividends on preferred stock, net of gains on purchases of preferred stock	(14,958)	(9,696)

Net loss after deduction of dividends on preferred stock, net of gains on purchases of preferred stock	$(93,973)	$(86,333)

Net loss	$(79,015)	$(76,637)
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,473)	49,295
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(711)	(434)
Amounts reclassified into results of operations	1,659	980

Comprehensive loss	$(91,540)	$(26,796)

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.43)	$(0.39)
Cumulative effect of change in accounting principle	(0.01)	—

Net loss	$(0.44)	$(0.39)

Common shares outstanding—basic and diluted (in thousands)	216,958	219,294

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2003	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(79,015)	$(76,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	89,461	94,441
Losses on purchases of long-term debt	—	24,367
Amortization of deferred financing costs and discounts on long-term debt	17,488	2,960
Non-cash general and administrative compensation charges	2,431	2,696
Asset write-down charges	—	1,948
Minority interests	(1,543)	131
Equity in losses and write-downs of unconsolidated affiliates	2,453	1,173
Cumulative effect of change in accounting principle	2,035	—
Changes in assets and liabilities:
Decrease in accrued interest	(28,307)	(17,833)
Decrease in accounts payable	(12,248)	(4,306)
Increase in deferred rental revenues and other liabilities	12,601	2,022
(Increase) decrease in receivables	2,595	(1,697)
Increase in inventories, prepaid expenses and other assets	(2,019)	(2,348)

Net cash provided by operating activities	5,932	26,917

Cash flows from investing activities:
Proceeds from disposition of property and equipment	7,472	755
Capital expenditures	(52,849)	(19,448)
Investments in affiliates and other	(250)	(14,028)
Maturities of investments	282,496	62,650
Purchases of investments	(243,113)	(36,050)

Net cash used for investing activities	(6,244)	(6,121)

Cash flows from financing activities:
Proceeds from issuance of capital stock	1,055	3,562
Purchases of long-term debt	—	(267,359)
Net borrowings (payments) under revolving credit agreements	(22,895)	(15,000)
Purchases of capital stock	(13,558)	(4,108)
Principal payments on long-term debt	—	(2,750)
Incurrence of financing costs	—	(412)

Net cash used for financing activities	(35,398)	(286,067)

Effect of exchange rate changes on cash	(1,562)	929

Net decrease in cash and cash equivalents	(37,272)	(264,342)
Cash and cash equivalents at beginning of period	453,172	435,827

Cash and cash equivalents at end of period	$415,900	$171,485

Supplemental disclosure of cash flow information:
Interest paid	$81,415	$71,904
Income taxes paid	117	153

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2004, and related notes thereto, included in the Annual Report on Form 10-K (the “Form 10-K”) filed by Crown Castle International Corp. with the Securities and Exchange Commission. All references to the “Company” include Crown Castle International Corp. and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2004 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2003 and 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the prior period’s financial statements to be consistent with the presentation in the current period (see “Investments”).

Effects of Restatement

The consolidated financial statements as presented for the three months ended March 31, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. On February 7, 2005, the Securities and Exchange Commission issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. As a result, the Company has adjusted its method of accounting for tenant leases, ground leases and depreciation.

The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and the Company’s two joint ventures with Verizon Communications, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003. The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through March 31, 2004 are as follows: an increase in site rental revenues of $31,975,000; an increase in site rental costs of operations of $91,704,000; an increase in depreciation expense of $161,816,000; an increase in operating losses of $221,545,000; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3,126,000; an increase in minority interests of $40,700,000; and an increase in net losses of $183,971,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

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

Finally, the Company has recorded deferred income tax provisions resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill balances were no longer amortized. The deferred income tax provisions amounted to $4,000,000, $2,000,000 and $500,000 for the years ended December 31, 2002 and 2003 and the three months ended March 31, 2004, respectively. Such amounts had previously been inappropriately offset by deferred tax assets.

The adjustments to amounts previously presented in the consolidated statement of operations for the three months ended March 31, 2003 and 2004 are summarized as follows.

	As Previously Stated	Restatement Adjustments	As Restated
	(In thousands of dollars, except per share amounts)
Three Months Ended March 31, 2003:
Site rental revenues	$184,960	$1,555	$186,515
Site rental costs of operations	73,360	4,050	77,410
Depreciation expense	80,357	9,104	89,461
Operating income	11,822	(11,599)	223
Provision for income taxes	(3,966)	(500)	(4,466)
Minority interests	(557)	2,100	1,543
Net loss	(69,016)	(9,999)	(79,015)
Dividends on preferred stock, net of gains on purchases of preferred stock	(14,371)	(587)	(14,958)
Net loss per common share - basic and diluted	(0.38)	(0.06)	(0.44)

Three Months Ended March 31, 2004:
Site rental revenues	$219,377	$1,211	$220,588
Site rental costs of operations	82,987	3,590	86,577
Depreciation expense	84,822	9,619	94,441
Operating income	26,669	(11,998)	14,671
Interest and other income (expense)	(24,829)	(387)	(25,216)
Provision for income taxes	(5,955)	(500)	(6,455)
Minority interests	(1,346)	1,215	(131)
Net loss	(64,967)	(11,670)	(76,637)
Net loss per common share - basic and diluted	(0.34)	(0.05)	(0.39)

The following tables describe the effects of the restatement on net loss and the related per share amounts for the three months ended March 31, 2003 and 2004.

	Three Months Ended March 31,
	2003	2004
	(In thousand of dollars, except per share amounts)
Net loss, as previously stated	$(69,016)	$(64,967)
Adjustments to site rental revenues	1,555	1,211
Adjustments to site rental costs of operations	(4,050)	(3,590)
Adjustments to depreciation expense	(9,104)	(9,619)
Adjustments to interest and other income (expense)	—	(387)
Adjustments to provision for income taxes	(500)	(500)
Adjustments to minority interests	2,100	1,215

Net loss, as restated	(79,015)	(76,637)
Dividends on preferred stock, net of gains on purchases of preferred stock, as restated	(14,958)	(9,696)

Net loss after deduction of dividends on preferred stock, net of gains on purchases of preferred stock, as restated	$(93,973)	$(86,333)

Per common share — basic and diluted:
Net loss, as previously stated	$(0.38)	$(0.34)
Adjustments to site rental revenues	0.01	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)
Adjustments to depreciation expense	(0.05)	(0.05)
Adjustments to interest and other income (expense)	—	—
Adjustments to provision for income taxes	—	—
Adjustments to minority interests	0.01	0.01
Adjustments to dividends on preferred stock, net of gains on purchases of preferred stock	(0.01)	—

Net loss, as restated	$(0.44)	$(0.39)

The following table describes the effects of the restatement on comprehensive loss for the three months ended March 31, 2003 and 2004.

	Three Months Ended March 31,
	2003	2004
	(In thousand of dollars)
Comprehensive loss, as previously stated	$(79,545)	$(14,569)
Adjustments to net loss	(9,999)	(11,670)
Adjustments to foreign currency translation adjustments	(1,996)	(557)

Comprehensive loss, as restated	$(91,540)	$(26,796)

The following tables describe the cumulative effects of the restatement on the consolidated balance sheets as of December 31, 2003 and March 31, 2004.

	Property and Equipment	Goodwill	Deferred Site Rental Receivable (a)	Deferred Financing Costs and Other Assets	Deferred Ground Lease Payable	Other Liabilities	Minority Interests	Stockholders’ Equity
	(In thousand of dollars)
Balances as of December 31, 2003, as previously stated	$4,741,945	$1,206,713	$—	$147,173	$—	$211,763	$208,333	$1,984,413
Reclassification of previously stated amounts	—	—	45,887	(41,694)	8,134	(8,134)	—	—
Adjustments to site rental revenues	—	—	30,764	—	—	—	—	30,764
Adjustments to site rental costs of operations	—	—	—	—	88,114	—	—	(88,114)
Adjustments to depreciation expense	(152,197)	—	—	—	—	—	—	(152,197)
Adjustments to provision for income taxes	—	—	—	—	—	6,000	—	(6,000)
Adjustments to minority interests	—	—	—	—	—	—	(39,485)	39,485
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	—	10,879	(3,126)
Foreign currency translation adjustments (b)	(13,692)	—	2,014	—	2,276	—	(3,082)	(10,872)

Balances as of December 31, 2003, as restated	$4,580,442	$1,210,080	$78,665	$105,479	$98,524	$209,629	$176,645	$1,794,353

Balances as of March 31, 2004, as previously stated	$4,700,727	$1,235,433	$—	$155,618	$—	$222,162	$210,317	$1,971,626
Reclassification of previously stated amounts	—	—	47,896	(43,738)	9,072	(9,072)	—	—
Adjustments to site rental revenues	—	—	31,975	—	—	—	—	31,975
Adjustments to site rental costs of operations	—	—	—	—	91,704	—	—	(91,704)
Adjustments to depreciation expense	(161,816)	—	—	—	—	—	—	(161,816)
Adjustments to interest and other income (expense)	—	—	—	(387)	—	—	—	(387)
Adjustments to provision for income taxes	—	—	—	—	—	6,500	—	(6,500)
Adjustments to minority interests	—	—	—	—	—	—	(40,700)	40,700
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	—	10,879	(3,126)
Foreign currency translation adjustments (b)	(14,415)	—	2,139	—	2,396	—	(3,243)	(11,429)

Balances as of March 31, 2004, as restated	$4,528,882	$1,238,800	$82,010	$111,493	$103,172	$219,590	$177,253	$1,769,339

(a)	Balances as of December 31, 2003 and March 31, 2004, as restated, include current portion of $2,332 and $1,525, respectively.

(b)	Amounts represent the effect of foreign currency translation for the lease accounting adjustments to the Australian operations.

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

	Three Months Ended March 31,
	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(79,015)	$(76,637)
Add: Stock-based employee compensation expense included in reported net loss	2,431	2,696
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,358)	(5,761)

Net loss, as adjusted	(85,942)	(79,702)
Dividends on preferred stock, net of gains on purchases of preferred stock	(14,958)	(9,696)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(100,900)	$(89,398)

Loss per common share—basic and diluted:
As reported	$(0.44)	$(0.39)

As adjusted	$(0.47)	$(0.41)

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

3. Goodwill and Other Intangible Assets

A summary of goodwill by operating segment is as follows:

	Three Months Ended March 31, 2004
	CCUSA	CCUK	Crown Atlantic	Consolidated Total
	(As restated)			(As restated)
	(In thousands of dollars)
Balance at beginning of period	$215,061	$939,642	$55,377	$1,210,080
Effect of exchange rate changes	—	28,720	—	28,720

Balance at end of period	$215,061	$968,362	$55,377	$1,238,800

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Cash and cash equivalents	$83,744	$87,741	$—	$171,485
Other current assets	173,907	7,077	—	180,984
Property and equipment, net	3,872,180	656,702	—	4,528,882
Investments in Unrestricted Subsidiaries	479,180	—	(479,180)	—
Goodwill	1,183,423	55,377	—	1,238,800
Deferred site rental receivable	78,099	2,386	—	80,485
Other assets, net	72,292	39,201	—	111,493

	$5,942,825	$848,484	$(479,180)	$6,312,129

Current liabilities	$377,013	$19,859	$—	$396,872
Long-term debt, less current maturities	2,958,866	180,000	—	3,138,866
Deferred ground lease payable	81,717	21,455	—	103,172
Other liabilities	214,937	4,653	—	219,590
Minority interests	33,916	143,337	—	177,253
Redeemable preferred stock	507,037	—	—	507,037
Stockholders’ equity	1,769,339	479,180	(479,180)	1,769,339

	$5,942,825	$848,484	$(479,180)	$6,312,129

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues	$220,098	$29,600	$249,698
Costs of operations (exclusive of depreciation, amortization and accretion)	100,165	11,728	111,893
General and administrative	20,521	3,122	23,643
Corporate development	439	—	439
Restructuring charges (credits)	(33)	—	(33)
Asset write-down charges	1,768	180	1,948
Non-cash general and administrative compensation charges	2,522	174	2,696
Depreciation, amortization and accretion	81,959	12,482	94,441

Operating income	12,757	1,914	14,671
Interest and other income (expense)	(23,876)	(1,340)	(25,216)
Interest expense and amortization of deferred financing costs	(56,826)	(2,680)	(59,506)
Provision for income taxes	(6,455)	—	(6,455)
Minority interests	1,543	(1,674)	(131)

Net loss	$(72,857)	$(3,780)	$(76,637)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10¾% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(As restated) (In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2004	$108,457

Consolidated Cash Flow, for the twelve months ended March 31, 2004	$369,048
Less: Tower Cash Flow, for the twelve months ended March 31, 2004	(397,499)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2004	433,828

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2004	$405,377

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2003	2004
	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Loss before cumulative effect of change in accounting principle	$(76,980)	$(76,637)
Dividends on preferred stock	(17,682)	(9,696)
Gains on purchases of preferred stock	2,724	—

Loss before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(91,938)	(86,333)
Cumulative effect of change in accounting principle	(2,035)	—

Net loss applicable to common stock for basic and diluted computations	$(93,973)	$(86,333)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	216,958	219,294

Per common share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.43)	$(0.39)
Cumulative effect of change in accounting principle	(0.01)	—

Net loss	$(0.44)	$(0.39)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Operating Segments

The measurement of profit or loss currently used to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs and dividends on preferred stock, interest and other income (expense), depreciation, amortization and accretion, non-cash general and administrative compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments. All periods have been restated to reflect the correction of certain accounting errors (see Note 1). The financial results for the Company’s operating segments are as follows:

	Three Months Ended March 31, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$92,851	$90,408	$9,254	$28,075	$—	$220,588
Network services and other	11,974	14,407	1,204	1,525	—	29,110

	104,825	104,815	10,458	29,600	—	249,698

Costs of operations (exclusive of depreciation, amortization and accretion)	38,931	56,372	4,862	11,728	—	111,893
General and administrative	11,903	2,033	2,380	1,448	5,879	23,643
Corporate development	—	—	—	—	439	439

Adjusted EBITDA	53,991	46,410	3,216	16,424	(6,318)	113,723
Restructuring charges (credits)	—	—	—		(33)	(33)
Asset write-down charges	1,768	—	—	180	—	1,948
Non-cash general and administrative compensation charges	811	481	15	173	1,216	2,696
Depreciation, amortization and accretion	50,994	23,597	7,234	12,318	298	94,441

Operating income (loss)	418	22,332	(4,033)	3,753	(7,799)	14,671
Interest and other income (expense)	(216)	198	168	(406)	(24,960)	(25,216)
Interest expense and amortization of deferred financing costs	(16,024)	(2,184)	(1,103)	(2,680)	(37,515)	(59,506)
Provision for income taxes	(500)	(5,802)	(153)	—	—	(6,455)
Minority interests	—	—	1,543	(1,674)	—	(131)

Net income (loss)	$(16,322)	$14,544	$(3,578)	$(1,007)	$(70,274)	$(76,637)

Capital expenditures	$5,562	$12,672	$305	$734	$175	$19,448

Total assets (at period end)	$3,006,252	$2,094,608	$295,679	$725,920	$189,670	$6,312,129

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$83,509	$71,125	$6,929	$24,952	$—	$186,515
Network services and other	13,452	14,845	784	2,683	—	31,764

	96,961	85,970	7,713	27,635	—	218,279

Costs of operations (exclusive of depreciation, amortization and accretion)	40,764	46,083	3,287	12,218	—	102,352
General and administrative	12,284	1,674	1,700	1,621	4,913	22,192
Corporate development	—	—	—	—	1,620	1,620

Adjusted EBITDA	43,913	38,213	2,726	13,796	(6,533)	92,115
Non-cash general and administrative compensation charges	1,184	537	—	60	650	2,431
Depreciation, amortization and accretion	51,593	18,894	6,097	12,477	400	89,461

Operating income (loss)	(8,864)	18,782	(3,371)	1,259	(7,583)	223
Interest and other income (expense)	88	921	182	24	(2,857)	(1,642)
Interest expense and amortization of deferred financing costs	(8,549)	(8,927)	(895)	(3,941)	(50,326)	(72,638)
Provision for income taxes	(500)	(3,850)	(116)	—	—	(4,466)
Minority interests	505	—	1,252	(214)	—	1,543
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	(1,484)	(57)	(100)	—	(2,035)

Net income (loss)	$(17,714)	$5,442	$(3,005)	$(2,972)	$(60,766)	$(79,015)

Capital expenditures	$3,346	$46,228	$983	$2,207	$85	$52,849

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

The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

Restatement of Previously Issued Financial Statements

Our consolidated results of operations for the three months ended March 31, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to our lease accounting practices. In February of 2005, we adjusted our method of accounting for tenant leases, ground leases and depreciation. The corrections to our consolidated results of operations consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and our two joint ventures with Verizon Communications, they also resulted in changes to minority interests. The cumulative effects of these adjustments on our consolidated statements of operations from inception through March 31, 2004 are as follows: an increase in site rental revenues of $32.0 million; an increase in site rental costs of operations of $91.7 million; an increase in depreciation expense of $161.8 million; an increase in operating losses of $221.5 million; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3.1 million; an increase in minority interests of $40.7 million; and an increase in net losses of $184.0 million. These adjustments have no effect on our credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

Historically, we have calculated straight-line ground lease expense (for leases with fixed escalation provisions) using the current lease term (typically five to ten years) without regard to renewal options. Further, we depreciated all tower assets over a 20-year useful life, without regard to the term of the underlying ground lease, because of our historical experience in successfully renewing ground leases prior to expiration. As a result of this accounting adjustment, we now calculate our straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. We have also shortened the depreciable lives of certain tower assets that have ground lease expirations prior to the end of their useful life. When calculating our straight-line site rental revenues, we now consider all fixed elements of a tenant lease’s escalation provisions, even if such escalation provisions also include a variable element. In addition, (1) certain issuance costs from prior financing transactions have been charged to other expense or included with dividends on preferred stock, (2) certain foreign currency translation adjustments have been charged to a prior year’s results of operations and (3) certain adjustments have been made to deferred income tax provisions. See Note 1 to our consolidated financial statements for additional information regarding the restatement.

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental and broadcast transmission	$186,515	85.4%	$220,588	88.3%
Network services and other	31,764	14.6	29,110	11.7

Total net revenues	218,279	100.0	249,698	100.0

Operating expenses:
Costs of operations:
Site rental and broadcast transmission	77,410	41.5	86,577	39.2
Network services and other	24,942	78.5	25,316	87.0

Total costs of operations	102,352	46.9	111,893	44.8
General and administrative	22,192	10.2	23,643	9.4
Corporate development	1,620	0.7	439	0.2
Restructuring charges (credits)	—	—	(33)	—
Asset write-down charges	—	—	1,948	0.8
Non-cash general and administrative compensation charges	2,431	1.1	2,696	1.1
Depreciation, amortization and accretion	89,461	41.0	94,441	37.8

Operating income	223	0.1	14,671	5.9
Other income (expense):
Interest and other income (expense)	(1,642)	(0.7)	(25,216)	(10.1)
Interest expense and amortization of deferred financing costs	(72,638)	(33.3)	(59,506)	(23.8)

Loss before income taxes, minority interests and cumulative effect of change in accounting principle	(74,057)	(33.9)	(70,051)	(28.0)
Provision for income taxes	(4,466)	(2.1)	(6,455)	(2.6)
Minority interests	1,543	0.7	(131)	(0.1)

Loss before cumulative effect of change in accounting principle	(76,980)	(35.3)	(76,637)	(30.7)
Cumulative effect of change in accounting principle for asset retirement obligations	(2,035)	(0.9)	—	—

Net loss	$(79,015)	(36.2)%	$(76,637)	(30.7)%

Comparison of Three Months Ended March 31, 2004 and 2003

Site rental and broadcast transmission revenues for the three months ended March 31, 2004 were $220.6 million, an increase of $34.1 million, or 18.3%, from the three months ended March 31, 2003. Of this increase, $9.3 million was attributable to CCUSA, $19.3 million was attributable to CCUK, $2.3 million was attributable to CCAL and $3.1 million was attributable to Crown Atlantic. Network services and other revenues for the three months ended March 31, 2004 were $29.1 million, a decrease of $2.7 million from the three months ended March 31, 2003. This decrease was primarily attributable to:

(1)	a $1.5 million decrease in network services and other revenues from CCUSA,

(2)	a $0.4 million decrease in network services and other revenues from CCUK and

(3)	a $1.2 million decrease in network services and other revenues from Crown Atlantic, partially offset by

(4)	a $0.4 million increase in network services and other revenues from CCAL.

Total revenues for the three months ended March 31, 2004 were $249.7 million, a net increase of $31.4 million from the three months ended March 31, 2003. The increases in site rental and broadcast transmission revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental and broadcast transmission costs of operations for the three months ended March 31, 2004 were $86.6 million, an increase of $9.2 million from the three months ended March 31, 2003. This increase was primarily attributable to cost increases of $9.3 million for CCUK and $1.4 million for CCAL, partially offset by cost decreases of $1.2 million for CCUSA and $0.4 million for Crown Atlantic. Network services and other costs of operations for the three months ended March 31, 2004 were $25.3 million, an increase of $0.4 million from the three months ended March 31, 2003. This increase was primarily attributable to:

(1)	a $1.0 million increase in network services and other costs of operations from CCUK and

(2)	a $0.2 million increase in network services and other costs of operations from CCAL, partially offset by

(3)	a $0.7 million decrease in network services and other costs of operations from CCUSA and

(4)	a $0.1 million decrease in network services and other costs of operations from Crown Atlantic.

Total costs of operations for the three months ended March 31, 2004 were $111.9 million, a net increase of $9.5 million from the three months ended March 31, 2003. Gross margins (net revenues less costs of operations) for site rental and broadcast transmission as a percentage of site rental and broadcast transmission revenues increased to 60.8% for the three months ended March 31, 2004 from 58.5% for the three months ended March 31, 2003, because of higher margins from the CCUSA and Crown Atlantic operations, partially offset by lower margins from the CCUK and CCAL operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 13.0% for the three months ended March 31, 2004 from 21.5% for the three months ended March 31, 2003 because of lower margins from the CCUSA, CCUK and Crown Atlantic operations.

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

Depreciation, amortization and accretion for the three months ended March 31, 2004 was $94.4 million, an increase of $5.0 million from the three months ended March 31, 2003. This increase was primarily attributable to:

(1)	a $4.7 million increase in depreciation related to property and equipment from CCUK, and

(2)	a $1.1 million increase in depreciation related to property and equipment from CCAL, partially offset by

(3)	a $0.6 million decrease in depreciation related to property and equipment from CCUSA, and

(4)	a $0.2 million decrease in depreciation related to property and equipment from Crown Atlantic.

Interest and other income (expense) for the three months ended March 31, 2004 resulted primarily from:

(1)	losses of approximately $24.4 million from purchases of our debt securities (see “—Liquidity and Capital Resources”) and

(2)	approximately $1.2 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income and foreign exchange gains from invested cash balances.

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

The provision for income taxes of $6.5 million for the three months ended March 31, 2004 consists primarily of non-cash deferred tax liabilities recognized by CCUK and CCUSA. CCUK’s deferred tax liability resulted from differences between book and tax basis for its property and equipment. CCUSA’s deferred tax liability resulted from a difference between the book and tax basis of its goodwill.

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

As of March 31, 2004, we had consolidated cash and cash equivalents of $171.5 million (including $23.6 million at CCUSA, $20.5 million at CCUK, $15.0 million at CCAL, $6.3 million at Crown Atlantic, $81.4 million in an unrestricted investment subsidiary and $24.6 million at CCIC), consolidated long-term debt of $3,185.3 million, consolidated redeemable preferred stock of $507.0 million and consolidated stockholders’ equity of $1,769.3 million.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Cash and cash equivalents	$83,744	$87,741	$—	$171,485
Other current assets	173,907	7,077	—	180,984
Property and equipment, net	3,872,180	656,702	—	4,528,882
Investments in Unrestricted Subsidiaries	479,180	—	(479,180)	—
Goodwill	1,183,423	55,377	—	1,238,800
Deferred site rental receivable	78,099	2,386	—	80,485
Other assets, net	72,292	39,201	—	111,493

	$5,942,825	$848,484	$(479,180)	$6,312,129

Current liabilities	$377,013	$19,859	$	$396,872
Long-term debt, less current maturities	2,958,866	180,000	—	3,138,866
Deferred ground lease payable	81,717	21,455	—	103,172
Other liabilities	214,937	4,653	—	219,590
Minority interests	33,916	143,337	—	177,253
Redeemable preferred stock	507,037	—	—	507,037
Stockholders’ equity	1,769,339	479,180	(479,180)	1,769,339

	$5,942,825	$848,484	$(479,180)	$6,312,129

	Three Months Ended March 31, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues	$220,098	$29,600	$249,698
Costs of operations (exclusive of depreciation, amortization and accretion)	100,165	11,728	111,893
General and administrative	20,521	3,122	23,643
Corporate development	439	—	439
Restructuring charges (credits)	(33)	—	(33)
Asset write-down charges	1,768	180	1,948
Non-cash general and administrative compensation charges	2,522	174	2,696
Depreciation, amortization and accretion	81,959	12,482	94,441

Operating income	12,757	1,914	14,671
Interest and other income (expense)	(23,876)	(1,340)	(25,216)
Interest expense and amortization of deferred financing costs	(56,826)	(2,680)	(59,506)
Provision for income taxes	(6,455)	—	(6,455)
Minority interests	1,543	(1,674)	(131)

Net loss	$(72,857)	$(3,780)	$(76,637)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10¾% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(As restated)
(In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2004	$108,457

Consolidated Cash Flow, for the twelve months ended March 31, 2004	$369,048
Less: Tower Cash Flow, for the twelve months ended March 31, 2004	(397,499)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2004	433,828

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2004	$405,377

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

Subsequent to the period covered by this report, management concluded that the Company’s previously established lease accounting practices were not appropriate under U.S. generally accepted accounting principles and determined that the Company’s annual site rental revenue, ground rent, and depreciation expense over the last several years had been understated. Accordingly, on February 15, 2005, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting practices. The restatement is further described in note 1 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. These corrections were attributed to a material weakness in the Company’s internal control relative to the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting practices as of December 31, 2004, resulting in an error in the Company’s application of U.S. generally accepted accounting principles. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, since December 31, 2004, the Company remediated the material weakness in the Company’s disclosure controls by implementing additional review procedures over the selection and monitoring of the appropriate assumptions and factors affecting lease accounting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the first quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2004	—	$—	—	—
February 1 - February 29, 2004	—	—	—	—
March 1 - March 31, 2004 (1)	325,000	12.64	—	—

Total	325,000		—	—

(1)	In March 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 325,000 shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on such preferred stock, on March 12, 2004, we purchased the 325,000 shares of common stock from the dividend paying agent in a private transaction. We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock. See Note 5 to the consolidated financial statements in “Item 1. Financial Statements”.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

11.1	Computation of Net Loss Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

CROWN CASTLE INTERNATIONAL CORP.

Date: May 6, 2005	By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2005	By:	/s/ ROB A. FISHER
Rob A. Fisher Vice President and Controller (Principal Accounting Officer)