Form 10-Q/A
period 2004-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2005-05-06
CIK 1051470

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

CROWN CASTLE INTERNATIONAL CORP.

EXPLANATORY NOTE REGARDING RESTATEMENT

The Company has restated its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2002 and 2003. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2002. The restatement was reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and is now being reported in this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004. The restatement has also been reported in an amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004, and will also be reported in an amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004.

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

The restatement adjustments increased the Company’s net loss and net loss per share for the three and six months ended June 30, 2003 by approximately $13.8 million or $0.07 per share and $23.8 million or $0.12 per share, respectively, and increased the net loss and net loss per share for the three and six months ended June 30, 2004 by approximately $11.2 million or $0.05 per share and $22.9 million or $0.10 per share, respectively.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2003	June 30, 2004
	(As restated)	(As restated)
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$409,584	$192,657
Short-term investments	26,600	—
Receivables:
Trade, net of allowance for doubtful accounts of $7,603 and $6,866 at December 31, 2003 and June 30, 2004, respectively	37,289	34,116
Other	930	1,536
Inventories	9,615	9,308
Deferred site rental receivable	2,332	2,475
Prepaid expenses and other current assets	27,940	27,208
Assets of discontinued operations (Notes 1 and 3)	2,052,510	2,060,474

Total current assets	2,566,800	2,327,774
Property and equipment, net of accumulated depreciation of $1,081,891 and $1,209,282 at December 31, 2003 and June 30, 2004, respectively	3,593,570	3,446,238
Goodwill	270,438	270,438
Deferred site rental receivable	76,333	80,604
Deferred financing costs and other assets, net of accumulated amortization of $39,692 and $42,247 at December 31, 2003 and June 30, 2004, respectively	105,092	106,296

	$6,612,233	$6,231,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,785	$9,060
Accrued interest	49,063	43,705
Accrued compensation and related benefits	13,397	10,392
Deferred rental revenues and other accrued liabilities	106,384	97,043
Liabilities of discontinued operations (Notes 1 and 3)	353,544	355,072
Long-term debt, current maturities	267,142	1,275,385

Total current liabilities	799,315	1,790,657
Long-term debt, less current maturities	3,182,850	1,898,752
Deferred ground lease payable	98,524	106,602
Other liabilities	53,844	49,992

Total liabilities	4,134,533	3,846,003

Commitments and contingencies
Minority interests	176,645	174,587
Redeemable preferred stock	506,702	507,371
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
December 31, 2003 – 220,758,321 and June 30, 2004 – 225,296,483	2,208	2,253
Additional paid-in capital	3,349,459	3,396,236
Accumulated other comprehensive income (loss)	247,249	264,469
Unearned stock compensation	(8,122)	(16,683)
Accumulated deficit	(1,796,441)	(1,942,886)

Total stockholders’ equity	1,794,353	1,703,389

	$6,612,233	$6,231,350

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
Net revenues:
Site rental	$118,276	$132,507	$233,666	$262,687
Network services and other	19,629	18,513	36,548	33,216

	137,905	151,020	270,214	295,903

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	44,070	45,403	88,728	89,928
Network services and other	12,819	12,272	24,430	23,268
General and administrative	22,220	22,685	42,738	44,295
Corporate development	918	371	2,538	810
Restructuring charges (credits)	2,349	—	2,349	(33)
Asset write-down charges	1,380	1,868	1,380	3,816
Non-cash general and administrative compensation charges	5,834	6,203	7,728	8,418
Depreciation, amortization and accretion	70,099	70,575	140,666	141,419

	159,689	159,377	310,557	311,921

Operating income (loss)	(21,784)	(8,357)	(40,343)	(16,018)
Other income (expense):
Interest and other income (expense)	(11,397)	(1,349)	(13,960)	(26,763)
Interest expense and amortization of deferred financing costs	(63,809)	(56,568)	(127,520)	(113,890)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(96,990)	(66,274)	(181,823)	(156,671)
Provision for income taxes	(627)	(684)	(1,243)	(1,337)
Minority interests	869	(277)	2,412	(408)

Loss from continuing operations before cumulative effect of change in accounting principle	(96,748)	(67,235)	(180,654)	(158,416)
Income from discontinued operations, net of tax (Notes 1 and 3)	2,099	16,455	7,541	30,999

Loss before cumulative effect of change in accounting principle	(94,649)	(50,780)	(173,113)	(127,417)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(551)	—

Net loss	(94,649)	(50,780)	(173,664)	(127,417)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(21,446)	(9,332)	(36,404)	(19,028)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(116,095)	$(60,112)	$(210,068)	$(146,445)

Net loss	$(94,649)	$(50,780)	$(173,664)	$(127,417)
Other comprehensive income (loss):
Foreign currency translation adjustments	78,420	(34,119)	64,947	15,176
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(764)	604	(1,475)	170
Amounts reclassified into results of operations	1,719	894	3,378	1,874

Comprehensive income (loss)	$(15,274)	$(83,401)	$(106,814)	$(110,197)

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.55)	$(0.34)	$(1.00)	$(0.80)
Income from discontinued operations	0.01	0.07	0.03	0.14
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	$(0.54)	$(0.27)	$(0.97)	$(0.66)

Common shares outstanding – basic and diluted (in thousands)	215,969	221,853	216,464	220,574

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2003	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(173,664)	$(127,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	140,666	141,419
Losses on purchases of long-term debt	—	24,367
Non-cash general and administrative compensation charges	7,728	8,418
Amortization of deferred financing costs and discounts on long-term debt	34,509	5,773
Asset write-down charges	1,380	3,816
Minority interests and loss on issuance of interest in joint venture	8,828	408
Equity in losses and write-downs of unconsolidated affiliates	3,833	2,578
Income from discontinued operations	(7,541)	(30,999)
Cumulative effect of change in accounting principle	551	—
Changes in assets and liabilities:
Decrease in receivables	18,425	1,943
Increase (decrease) in deferred rental revenues and other liabilities	(1,404)	319
Decrease in accrued interest	—	(5,358)
Decrease in accounts payable	(7,900)	(686)
Decrease (increase) in inventories, prepaid expenses and other assets	6,224	(2,600)

Net cash provided by operating activities	31,635	21,981

Cash flows from investing activities:
Proceeds from disposition of property and equipment	7,472	1,480
Capital expenditures	(14,610)	(19,457)
Investments in affiliates and other	(13,223)	(14,333)
Maturities of investments	475,104	62,650
Purchases of investments	(424,463)	(36,050)
Acquisition of minority interest in joint venture	(5,873)	—

Net cash provided by (used for) investing activities	24,407	(5,710)

Cash flows from financing activities:
Proceeds from issuance of capital stock	1,951	26,273
Purchases of long-term debt	—	(267,359)
Purchases of capital stock	(52,246)	(17,009)
Net borrowings (payments) under revolving credit agreements	(25,000)	(15,000)
Principal payments on long-term debt	(4,750)	(14,365)
Incurrence of financing costs	—	(412)

Net cash used for financing activities	(80,045)	(287,872)

Effect of exchange rate changes on cash	3,180	(921)
Discontinued operations (Notes 1 and 3)	1,020	55,595

Net decrease in cash and cash equivalents	(19,803)	(216,927)
Cash and cash equivalents at beginning of period	339,837	409,584

Cash and cash equivalents at end of period	$320,034	$192,657

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisition of minority interest:
Fair value of net assets recorded, including goodwill and other intangible assets	$26,360	$—
Minority interest acquired	46,265	—
Minority interest issued	(66,752)	—

Supplemental disclosure of cash flow information:
Interest paid	$92,944	$111,925
Income taxes paid	243	337

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

Effects of Restatement

The consolidated financial statements as presented for the three and six months ended June 30, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. On February 7, 2005, the Securities and Exchange Commission issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. As a result, the Company has adjusted its method of accounting for tenant leases, ground leases and depreciation.

The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and the Company’s two joint ventures with Verizon Communications, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003. The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through June 30, 2004 are as follows: an increase in site rental revenues of $33,119,000; an increase in site rental costs of operations of $95,264,000; an increase in depreciation expense of $171,272,000; an increase in operating losses of $233,417,000; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3,126,000; an increase in minority interests of $41,886,000; and an increase in net losses of $194,657,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

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

Finally, the Company has recorded deferred income tax provisions resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill balances were no longer amortized. The deferred income tax provisions amounted to $4,000,000, $2,000,000 and $1,000,000 for the years ended December 31, 2002 and 2003 and the six months ended June 30, 2004, respectively. Such amounts had previously been inappropriately offset by deferred tax assets.

The adjustments to amounts previously presented in the consolidated statement of operations for the three and six months ended June 30, 2003 and 2004 are summarized as follows.

	As Previously Stated	Restatement Adjustments	As Restated
	(In thousands of dollars, except per share amounts)
Three Months Ended June 30, 2003:
Site rental revenues	$116,646	$1,630	$118,276
Site rental costs of operations	39,985	4,085	44,070
Depreciation expense	60,763	9,336	70,099
Operating income (loss)	(9,993)	(11,791)	(21,784)
Interest and other income (expense)	(8,271)	(3,126)	(11,397)
Provision for income taxes	(127)	(500)	(627)
Minority interests	(730)	1,599	869
Net loss	(80,831)	(13,818)	(94,649)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(20,081)	(1,365)	(21,446)
Net loss per common share - basic and diluted	(0.47)	(0.07)	(0.54)

Three Months Ended June 30, 2004:
Site rental revenues	$131,363	$1,144	$132,507
Site rental costs of operations	41,843	3,560	45,403
Depreciation expense	61,119	9,456	70,575
Operating income (loss)	3,515	(11,872)	(8,357)
Provision for income taxes	(184)	(500)	(684)
Minority interests	(1,463)	1,186	(277)
Net loss	(39,594)	(11,186)	(50,780)
Net loss per common share - basic and diluted	(0.22)	(0.05)	(0.27)

Six Months Ended June 30, 2003:
Site rental revenues	$230,481	$3,185	$233,666
Site rental costs of operations	80,593	8,135	88,728
Depreciation expense	122,226	18,440	140,666
Operating income (loss)	(16,953)	(23,390)	(40,343)
Interest and other income (expense)	(10,834)	(3,126)	(13,960)
Provision for income taxes	(243)	(1,000)	(1,243)
Minority interests	(1,287)	3,699	2,412
Net loss	(149,847)	(23,817)	(173,664)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(34,452)	(1,952)	(36,404)
Net loss per common share - basic and diluted	(0.85)	(0.12)	(0.97)

Six Months Ended June 30, 2004:
Site rental revenues	$260,332	$2,355	$262,687
Site rental costs of operations	82,778	7,150	89,928
Depreciation expense	122,344	19,075	141,419
Operating income (loss)	7,852	(23,870)	(16,018)
Interest and other income (expense)	(26,376)	(387)	(26,763)
Provision for income taxes	(337)	(1,000)	(1,337)
Minority interests	(2,809)	2,401	(408)
Net loss	(104,561)	(22,856)	(127,417)
Net loss per common share - basic and diluted	(0.56)	(0.10)	(0.66)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables describe the effects of the restatement on net loss and the related per share amounts for the three and six months ended June 30, 2003 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousand of dollars, except per share amounts)
Net loss, as previously stated	$(80,831)	$(39,594)	$(149,847)	$(104,561)
Adjustments to site rental revenues	1,630	1,144	3,185	2,355
Adjustments to site rental costs of operations	(4,085)	(3,560)	(8,135)	(7,150)
Adjustments to depreciation expense	(9,336)	(9,456)	(18,440)	(19,075)
Adjustments to interest and other income (expense)	(3,126)	—	(3,126)	(387)
Adjustments to provision for income taxes	(500)	(500)	(1,000)	(1,000)
Adjustments to minority interests	1,599	1,186	3,699	2,401

Net loss, as restated	(94,649)	(50,780)	(173,664)	(127,417)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	(21,446)	(9,332)	(36,404)	(19,028)

Net loss after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	$(116,095)	$(60,112)	$(210,068)	$(146,445)

Per common share — basic and diluted:
Net loss, as previously stated	$(0.47)	$(0.22)	$(0.85)	$(0.56)
Adjustments to site rental revenues	0.01	0.01	0.01	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)	(0.04)	(0.03)
Adjustments to depreciation expense	(0.04)	(0.05)	(0.09)	(0.09)
Adjustments to interest and other income (expense)	(0.02)	—	(0.01)	—
Adjustments to provision for income taxes	—	—	—	—
Adjustments to minority interests	0.01	0.01	0.02	0.01
Adjustments to dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(0.01)	—	(0.01)	—

Net loss, as restated	$(0.54)	$(0.27)	$(0.97)	$(0.66)

The following table describes the effects of the restatement on comprehensive loss for the three and six months ended June 30, 2003 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(In thousand of dollars)
Comprehensive income (loss), as previously stated	$1,910	$(76,154)	$(77,635)	$(90,723)
Adjustments to net loss	(13,818)	(11,186)	(23,817)	(22,856)
Adjustments to foreign currency translation adjustments	(3,366)	3,939	(5,362)	3,382

Comprehensive income (loss), as restated	$(15,274)	$(83,401)	$(106,814)	$(110,197)

The following tables describe the cumulative effects of the restatement on the consolidated balance sheets as of December 31, 2003 and June 30, 2004.

	Property and Equipment	Goodwill	Deferred Site Rental Receivable (a)	Deferred Financing Costs and Other Assets	Deferred Ground Lease Payable	Other Liabilities	Minority Interests	Stockholders’ Equity
	(In thousand of dollars)
Balances as of December 31, 2003, as previously stated	$3,755,073	$267,071	$—	$146,786	$—	$55,978	$208,333	$1,984,413
Reclassification of previously stated amounts	—	—	45,887	(41,694)	8,134	(8,134)	—	—
Adjustments to site rental revenues	—	—	30,764	—	—	—	—	30,764
Adjustments to site rental costs of operations	—	—	—	—	88,114	—	—	(88,114)
Adjustments to depreciation expense	(152,197)	—	—	—	—	—	—	(152,197)
Adjustments to provision for income taxes	—	—	—	—	—	6,000	—	(6,000)
Adjustments to minority interests	—	—	—	—	—	—	(39,485)	39,485
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	—	10,879	(3,126)
Foreign currency translation adjustments (b)	(13,692)	—	2,014	—	2,276	—	(3,082)	(10,872)

Balances as of December 31, 2003, as restated	$3,593,570	$270,438	$78,665	$105,092	$98,524	$53,844	$176,645	$1,794,353

Balances as of June 30, 2004, as previously stated	$3,622,355	$267,071	$—	$151,975	$—	$52,803	$207,700	$1,912,923
Reclassification of previously stated amounts	—	—	48,798	(45,292)	9,811	(9,811)	—	—
Adjustments to site rental revenues	—	—	33,119	—	—	—	—	33,119
Adjustments to site rental costs of operations	—	—	—	—	95,264	—	—	(95,264)
Adjustments to depreciation expense	(171,272)	—	—	—	—	—	—	(171,272)
Adjustments to interest and other income (expense)	—	—	—	(387)	—	—	—	(387)
Adjustments to provision for income taxes	—	—	—	—	—	7,000	—	(7,000)
Adjustments to minority interests	—	—	—	—	—	—	(41,886)	41,886
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	—	10,879	(3,126)
Foreign currency translation adjustments (b)	(9,231)	—	1,162	—	1,527	—	(2,106)	(7,490)

Balances as of June 30, 2004, as restated	$3,446,238	$270,438	$83,079	$106,296	$106,602	$49,992	$174,587	$1,703,389

(a)	Balances as of December 31, 2003 and June 30, 2004, as restated, include current portion of $2,332 and $2,475, respectively.

(b)	Amounts represent the effect of foreign currency translation for the lease accounting adjustments to the Australian operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Investments

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

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid (see Note 3). After calculating the preliminary working capital type adjustments impacting the cash proceeds from the transaction, it was determined that CCUK’s cash and cash equivalents should be reclassified to assets of discontinued operations in the Company’s consolidated balance sheets. Such reclassified cash balances amounted to $26,243,000 and $39,846,000 as of December 31, 2003 and June 30, 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(94,649)	$(50,780)	$(173,664)	$(127,417)
Add: Stock-based employee compensation expense included in reported net loss	7,695	8,025	10,126	10,721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(14,563)	(10,668)	(23,921)	(16,429)

Net loss, as adjusted	(101,517)	(53,423)	(187,459)	(133,125)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(21,446)	(9,332)	(36,404)	(19,028)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(122,963)	$(62,755)	$(223,863)	$(152,153)

Loss per common share—basic and diluted:
As reported	$(0.54)	$(0.27)	$(0.97)	$(0.66)

As adjusted	$(0.57)	$(0.28)	$(1.03)	$(0.69)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003	June 30, 2004
	(In thousands of dollars)
Assets:
Cash and cash equivalents	$26,243	$39,846
Receivables	43,834	38,355
Inventories	5,927	5,712
Prepaid expenses and other current assets	49,605	43,642
Property and equipment, net	986,872	977,989
Goodwill	939,642	954,599
Other assets, net	387	331

Assets of discontinued operations	$2,052,510	$2,060,474

Liabilities:
Accounts payable	$30,964	$32,872
Other current liabilities	166,795	151,600
Other liabilities	155,785	170,600

Liabilities of discontinued operations	$353,544	$355,072

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

4. Goodwill and Other Intangible Assets

As of December 31, 2003 and June 30, 2004, the Company had consolidated goodwill of $270,438,000, as restated (including $215,061,000, as restated, at CCUSA and $55,377,000 at Crown Atlantic).

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Cash and cash equivalents	$102,114	$90,543	$—	$192,657
Assets of discontinued operations	2,059,631	843	—	2,060,474
Other current assets	66,218	8,425	—	74,643
Property and equipment, net	2,802,090	644,148	—	3,446,238
Investments in Unrestricted Subsidiaries	470,238	—	(470,238)	—
Goodwill	215,061	55,377	—	270,438
Deferred site rental receivable	77,808	2,796	—	80,604
Other assets, net	68,224	38,072	—	106,296

	$5,861,384	$840,204	$(470,238)	$6,231,350

Current liabilities	$1,416,815	$18,770	$—	$1,435,585
Liabilities of discontinued operations	354,416	656	—	355,072
Long-term debt, less current maturities	1,718,752	180,000	—	1,898,752
Deferred ground lease payable	84,404	22,198	—	106,602
Other liabilities	46,398	3,594	—	49,992
Minority interests	29,839	144,748	—	174,587
Redeemable preferred stock	507,371	—	—	507,371
Stockholders’ equity	1,703,389	470,238	(470,238)	1,703,389

	$5,861,384	$840,204	$(470,238)	$6,231,350

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues	$120,901	$30,119	$151,020	$236,184	$59,719	$295,903
Costs of operations (exclusive of depreciation, amortization and accretion)	45,808	11,867	57,675	89,601	23,595	113,196
General and administrative	20,212	2,473	22,685	38,700	5,595	44,295
Corporate development	371	—	371	810	—	810
Restructuring charges (credits)	—	—	—	(33)	—	(33)
Asset write-down charges	1,004	864	1,868	2,772	1,044	3,816
Non-cash general and administrative compensation charges	5,570	633	6,203	7,611	807	8,418
Depreciation, amortization and accretion	58,067	12,508	70,575	116,429	24,990	141,419

Operating income (loss)	(10,131)	1,774	(8,357)	(19,706)	3,688	(16,018)
Interest and other income (expense)	(277)	(1,072)	(1,349)	(24,351)	(2,412)	(26,763)
Interest expense and amortization of deferred financing costs	(54,108)	(2,460)	(56,568)	(108,750)	(5,140)	(113,890)
Provision for income taxes	(684)	—	(684)	(1,337)	—	(1,337)
Minority interests	1,134	(1,411)	(277)	2,677	(3,085)	(408)
Income (loss) from discontinued operations	16,623	(168)	16,455	31,167	(168)	30,999

Net income (loss)	$(47,443)	$(3,337)	$(50,780)	$(120,300)	$(7,117)	$(127,417)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10¾% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(As restated) (In thousands of dollars)

Tower Cash Flow, for the three months ended June 30, 2004	$114,296

Consolidated Cash Flow, for the twelve months ended June 30, 2004	$393,518
Less: Tower Cash Flow, for the twelve months ended June 30, 2004	(421,428)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2004	457,184

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2004	$429,274

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(96,748)	$(67,235)	$(180,654)	$(158,416)
Dividends on preferred stock	(17,119)	(9,332)	(34,801)	(19,028)
Gains (losses) on purchases of preferred stock	(4,327)	—	(1,603)	—

Loss from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(118,194)	(76,567)	(217,058)	(177,444)
Income from discontinued operations	2,099	16,455	7,541	30,999
Cumulative effect of change in accounting principle	—	—	(551)	—

Net loss applicable to common stock for basic and diluted computations	$(116,095)	$(60,112)	$(210,068)	$(146,445)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	215,969	221,853	216,464	220,574

Per common share—basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.55)	$(0.34)	$(1.00)	$(0.80)
Income from discontinued operations	0.01	0.07	0.03	0.14
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	$(0.54)	$(0.27)	$(0.97)	$(0.66)

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

As a result of the pending sale of CCUK, the Company has restated its financial statements to present CCUK’s results of operations and cash flows as amounts from discontinued operations (see Note 3). In addition, all periods have been restated to reflect the correction of certain accounting errors (see Note 1). Such restatements have been made for all periods presented. The financial results for the Company’s operating segments are as follows:

	Three Months Ended June 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$93,342	$—	$11,449	$27,716	$—	$132,507
Network services and other	15,252	—	1,123	2,138	—	18,513

	108,594	—	12,572	29,854	—	151,020

Costs of operations (exclusive of depreciation, amortization and accretion)	41,532	—	4,594	11,549	—	57,675
General and administrative	14,445	—	2,630	1,278	4,332	22,685
Corporate development	—	—	—	—	371	371

Adjusted EBITDA	52,617	—	5,348	17,027	(4,703)	70,289
Asset write-down charges	1,004	—	—	864	—	1,868
Non-cash general and administrative compensation charges	2,836	—	26	632	2,709	6,203
Depreciation, amortization and accretion	51,305	—	6,748	12,469	53	70,575

Operating income (loss)	(2,528)	—	(1,426)	3,062	(7,465)	(8,357)
Interest and other income (expense)	386	—	(489)	126	(1,372)	(1,349)
Interest expense and amortization of deferred financing costs	(15,643)	—	(1,357)	(2,460)	(37,108)	(56,568)
Provision for income taxes	(500)	—	(184)	—	—	(684)
Minority interests	—	—	1,134	(1,411)	—	(277)
Income from discontinued operations	—	16,455	—	—	—	16,455

Net income (loss)	$(18,285)	$16,455	$(2,322)	$(683)	$(45,945)	$(50,780)

Capital expenditures	$10,610		$280	$1,745	$46	$12,681

Total assets (at period end)	$3,005,523	$2,060,474	$265,398	$730,319	$169,636	$6,231,350

For the three months ended June 30, 2004, CCUK’s capital expenditures of $9,386,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$186,193	$—	$20,703	$55,791	$—	$262,687
Network services and other	27,226	—	2,327	3,663	—	33,216

	213,419	—	23,030	59,454	—	295,903

Costs of operations (exclusive of depreciation, amortization and accretion)	80,463	—	9,456	23,277	—	113,196
General and administrative	26,348	—	5,010	2,726	10,211	44,295
Corporate development	—	—	—	—	810	810

Adjusted EBITDA	106,608	—	8,564	33,451	(11,021)	137,602
Restructuring charges (credits)	—	—	—	—	(33)	(33)
Asset write-down charges	2,772	—	—	1,044	—	3,816
Non-cash general and administrative compensation charges	3,647	—	41	805	3,925	8,418
Depreciation, amortization and accretion	102,299	—	13,982	24,787	351	141,419

Operating income (loss)	(2,110)	—	(5,459)	6,815	(15,264)	(16,018)
Interest and other income (expense)	170	—	(321)	(280)	(26,332)	(26,763)
Interest expense and amortization of deferred financing costs	(31,667)	—	(2,460)	(5,140)	(74,623)	(113,890)
Provision for income taxes	(1,000)	—	(337)	—	—	(1,337)
Minority interests	—	—	2,677	(3,085)	—	(408)
Income from discontinued operations	—	30,999	—	—	—	30,999

Net income (loss)	$(34,607)	$30,999	$(5,900)	$(1,690)	$(116,219)	$(127,417)

Capital expenditures	$16,172		$585	$2,479	$221	$19,457

For the six months ended June 30, 2004, CCUK’s capital expenditures of $22,058,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$85,812	$—	$7,160	$25,304	$—	$118,276
Network services and other	14,698	—	858	4,073	—	19,629

	100,510	—	8,018	29,377	—	137,905

Costs of operations (exclusive of depreciation, amortization and accretion)	41,123	—	3,532	12,234	—	56,889
General and administrative	13,779	—	1,648	1,503	5,290	22,220
Corporate development	—	—	—	—	918	918

Adjusted EBITDA	45,608	—	2,838	15,640	(6,208)	57,878
Restructuring charges	2,314	—	—	35	—	2,349
Asset write-down charges	1,361	—	—	19	—	1,380
Non-cash general and administrative compensation charges	2,693	—	—	632	2,509	5,834
Depreciation, amortization and accretion	50,548	—	6,568	12,403	580	70,099

Operating income (loss)	(11,308)	—	(3,730)	2,551	(9,297)	(21,784)
Interest and other income (expense)	433	—	215	(11,252)	(793)	(11,397)
Interest expense and amortization of deferred financing costs	(8,373)	—	(940)	(3,824)	(50,672)	(63,809)
Provision for income taxes	(500)	—	(127)	—	—	(627)
Minority interests	361	—	1,350	(842)	—	869
Income from discontinued operations	—	2,099	—	—	—	2,099

Net income (loss)	$(19,387)	$2,099	$(3,232)	$(13,367)	$(60,762)	$(94,649)

Capital expenditures	$4,723		$277	$2,985	$4	$7,989

For the three months ended June 30, 2003, CCUK’s capital expenditures of $12,760,000 are included in discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$169,321	$—	$14,089	$50,256	$—	$233,666
Network services and other	28,150	—	1,642	6,756	—	36,548

	197,471	—	15,731	57,012	—	270,214

Costs of operations (exclusive of depreciation, amortization and accretion)	81,887	—	6,819	24,452	—	113,158
General and administrative	26,063	—	3,348	3,124	10,203	42,738
Corporate development	—	—	—	—	2,538	2,538

Adjusted EBITDA	89,521	—	5,564	29,436	(12,741)	111,780
Restructuring charges	2,314	—	—	35	—	2,349
Asset write-down charges	1,361	—	—	19	—	1,380
Non-cash general and administrative compensation charges	3,877	—	—	692	3,159	7,728
Depreciation, amortization and accretion	102,141	—	12,665	24,880	980	140,666

Operating income (loss)	(20,172)	—	(7,101)	3,810	(16,880)	(40,343)
Interest and other income (expense)	521	—	397	(11,228)	(3,650)	(13,960)
Interest expense and amortization of deferred financing costs	(16,922)	—	(1,835)	(7,765)	(100,998)	(127,520)
Provision for income taxes	(1,000)	—	(243)	—	—	(1,243)
Minority interests	866	—	2,602	(1,056)	—	2,412
Income from discontinued operations	—	7,541	—	—	—	7,541
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	—	(57)	(100)	—	(551)

Net income (loss)	$(37,101)	$7,541	$(6,237)	$(16,339)	$(121,528)	$(173,664)

Capital expenditures	$8,069		$1,260	$5,192	$89	$14,610

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

Restatement of Previously Issued Financial Statements

Our consolidated results of operations for the three and six months ended June 30, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to our lease accounting practices. In February of 2005, we adjusted our method of accounting for tenant leases, ground leases and depreciation. The corrections to our consolidated results of operations consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and our two joint ventures with Verizon Communications, they also resulted in changes to minority interests. The cumulative effects of these adjustments on our consolidated statements of operations from inception through June 30, 2004 are as follows: an increase in site rental revenues of $33.1 million; an increase in site rental costs of operations of $95.3 million; an increase in depreciation expense of $171.3 million; an increase in operating losses of $233.4 million; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3.1 million; an increase in minority interests of $41.9 million; and an increase in net losses of $194.7 million. These adjustments have no effect on our credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

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

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 20, 2003		Three Months Ended June 30, 2004		Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(As restated)		(As restated)		(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$118,276	85.8%	$132,507	87.7%	$233,666	86.5%	$262,687	88.8%
Network services and other	19,629	14.2	18,513	12.3	36,548	13.5	33,216	11.2

Total net revenues	137,905	100.0	151,020	100.0	270,214	100.0	295,903	100.0

Operating expenses:
Costs of operations:
Site rental	44,070	37.3	45,403	34.3	88,728	38.0	89,928	34.2
Network services and other	12,819	65.3	12,272	66.3	24,430	66.8	23,268	70.1

Total costs of operations	56,889	41.3	57,675	38.2	113,158	41.9	113,196	38.2
General and administrative	22,220	16.1	22,685	15.0	42,738	15.8	44,295	15.0
Corporate development	918	0.7	371	0.3	2,538	0.9	810	0.3
Restructuring charges (credits)	2,349	1.7	—	—	2,349	0.9	(33)	—
Asset write-down charges	1,380	1.0	1,868	1.2	1,380	0.5	3,816	1.3
Non-cash general and administrative compensation charges	5,834	4.2	6,203	4.1	7,728	2.9	8,418	2.8
Depreciation, amortization and accretion	70,099	50.8	70,575	46.7	140,666	52.0	141,419	47.8

Operating income (loss)	(21,784)	(15.8)	(8,357)	(5.5)	(40,343)	(14.9)	(16,018)	(5.4)
Other income (expense):
Interest and other income (expense)	(11,397)	(8.2)	(1,349)	(0.9)	(13,960)	(5.2)	(26,763)	(9.0)
Interest expense and amortization of deferred financing costs	(63,809)	(46.3)	(56,568)	(37.5)	(127,520)	(47.2)	(113,890)	(38.5)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(96,990)	(70.3)	(66,274)	(43.9)	(181,823)	(67.3)	(156,671)	(52.9)
Provision for income taxes	(627)	(0.4)	(684)	(0.4)	(1,243)	(0.5)	(1,337)	(0.5)
Minority interests	869	0.6	(277)	(0.2)	2,412	0.9	(408)	(0.1)

Loss from continuing operations before cumulative effect of change in accounting principle	(96,748)	(70.1)	(67,235)	(44.5)	(180,654)	(66.9)	(158,416)	(53.5)
Income from discontinued operations	2,099	1.5	16,455	10.9	7,541	2.8	30,999	10.4

Loss before cumulative effect of change in accounting principle	(94,649)	(68.6)	(50,780)	(33.6)	(173,113)	(64.1)	(127,417)	(43.1)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	(551)	(0.2)	—	—

Net loss	$(94,649)	(68.6)%	$(50,780)	(33.6)%	$(173,664)	(64.3)%	$(127,417)	(43.1)%

Comparison of Three Months Ended June 30, 2004 and 2003

Site rental revenues for the three months ended June 30, 2004 were $132.5 million, an increase of $14.2 million, or 12.0%, from the three months ended June 30, 2003. Of this increase, $7.5 million was attributable to CCUSA, $4.3 million was attributable to CCAL and $2.4 million was attributable to Crown Atlantic. Network services and other revenues for the three months ended June 30, 2004 were $18.5 million, a decrease of $1.1 million from the three months ended June 30, 2003. This decrease was primarily attributable to a $1.9 million decrease from Crown Atlantic, partially offset by a $0.6 million increase from CCUSA and a $0.3 million increase from CCAL.

Total revenues for the three months ended June 30, 2004 were $151.0 million, a net increase of $13.1 million from the three months ended June 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. In addition, CCAL’s site rental revenues for the three months ended June 30, 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic as we continue to de-emphasize this area of our business.

Site rental costs of operations for the three months ended June 30, 2004 were $45.4 million, an increase of $1.3 million from the three months ended June 30, 2003. This increase was primarily attributable to cost increases of $0.4 million for CCUSA and $0.9 million for CCAL. Network services and other costs of operations for the three months ended June 30, 2004 were $12.3 million, a decrease of $0.5 million from the three months ended June 30, 2003. This decrease was primarily attributable to a $0.7 million decrease in costs from Crown Atlantic, partially offset by a $0.1 million increase in costs from CCAL.

Total costs of operations for the three months ended June 30, 2004 were $57.7 million, a net increase of $0.8 million from the three months ended June 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 65.7% for the three months ended June 30, 2004 from 62.7% for the three months ended June 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 33.7% for the three months ended June 30, 2004 from 34.7% for the three months ended June 30, 2003 because of lower margins from the Crown Atlantic operations, partially offset by higher margins from the CCUSA operations.

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

General and administrative expenses as a percentage of revenues decreased to 15.0% for the three months ended June 30, 2004 from 16.1% for the three months ended June 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

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

Depreciation, amortization and accretion for the three months ended June 30, 2004 was $70.6 million, an increase of $0.5 million from the three months ended June 30, 2003. This increase was primarily attributable to:

(1)	a $0.2 million increase in depreciation from CCAL,

(2)	a $0.7 million increase in depreciation from CCUSA, and

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

The provision for income taxes of $0.7 million for the three months ended June 30, 2004 consists primarily of a non-cash deferred tax liability recognized by CCUSA. CCUSA’s deferred tax liability resulted from a difference between the book and tax basis of its goodwill.

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

Comparison of Six Months Ended June 30, 2004 and 2003

Site rental revenues for the six months ended June 30, 2004 were $262.7 million, an increase of $29.0 million, or 12.4%, from the six months ended June 30, 2003. Of this increase, $16.9 million was attributable to CCUSA, $6.6 million was attributable to CCAL and $5.5 million was attributable to Crown Atlantic. Network services and other revenues for the six months ended June 30, 2004 were $33.2 million, a decrease of $3.3 million from the six months ended June 30, 2003. This decrease was primarily attributable to a $0.9 million decrease from CCUSA and a $3.1 million decrease from Crown Atlantic, partially offset by a $0.7 million increase from CCAL.

Total revenues for the six months ended June 30, 2004 were $295.9 million, a net increase of $25.7 million from the six months ended June 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. In addition, CCAL’s site rental revenues for the six months ended June 30, 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The increases or decreases in network services and other revenues reflect fluctuations in demand for antenna installations from our tenants. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic as we continue to de-emphasize this area of our business.

Site rental costs of operations for the six months ended June 30, 2004 were $89.9 million, an increase of $1.2 million from the six months ended June 30, 2003. This increase was primarily attributable to a cost increase of $2.4 million for CCAL, partially offset by a cost decrease of $0.8 million for CCUSA and a cost decrease of $0.4 million at Crown Atlantic. Network services and other costs of operations for the six months ended June 30, 2004 were $23.3 million, a decrease of $1.2 million from the six months ended June 30, 2003. This decrease was primarily attributable to a $0.6 million decrease in costs from CCUSA and a $0.8 million decrease in costs from Crown Atlantic, partially offset by a $0.2 million increase in costs from CCAL.

Total costs of operations for the six months ended June 30, 2004 were $113.2 million, essentially unchanged from the six months ended June 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 65.8% for the six months ended June 30, 2004 from 62.0% for the six months ended June 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 29.9% for the six months ended June 30, 2004 from 33.2% for the six months ended June 30, 2003 because of lower margins from the Crown Atlantic operations.

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

General and administrative expenses as a percentage of revenues decreased to 15.0% for the six months ended June 30, 2004 from 15.8% for the six months ended June 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

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

Depreciation, amortization and accretion for the six months ended June 30, 2004 was $141.4 million, an increase of $0.8 million from the six months ended June 30, 2003. This increase was primarily attributable to:

(1)	a $1.3 million increase in depreciation from CCAL, and

(2)	a $0.2 million increase in depreciation from CCUSA, partially offset by

(3)	a $0.6 million decrease in depreciation at our corporate office segment and

(4)	a $0.1 million decrease in depreciation from Crown Atlantic.

Interest and other income (expense) for the six months ended June 30, 2004 resulted primarily from:

(1)	losses of $24.4 million from purchases of our debt securities (see “—Liquidity and Capital Resources”) and

(2)	approximately $2.6 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income and foreign exchange gains from invested cash balances.

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

The provision for income taxes of $1.3 million for the six months ended June 30, 2004 consists primarily of a non-cash deferred tax liability recognized by CCUSA. CCUSA’s deferred tax liability resulted from a difference between the book and tax basis of its goodwill.

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

As of June 30, 2004, we had consolidated cash and cash equivalents of $192.7 million (including $65.0 million at CCUSA, $14.5 million at CCAL, $20.8 million at Crown Atlantic, $69.2 million in an unrestricted investment subsidiary and $23.2 million at CCIC), consolidated long-term debt of $3,174.1 million, consolidated redeemable preferred stock of $507.4 million and consolidated stockholders’ equity of $1,703.4 million.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Cash and cash equivalents	$102,114	$90,543	$—	$192,657
Assets of discontinued operations	2,059,631	843	—	2,060,474
Other current assets	66,218	8,425	—	74,643
Property and equipment, net	2,802,090	644,148	—	3,446,238
Investments in Unrestricted Subsidiaries	470,238	—	(470,238)	—
Goodwill	215,061	55,377	—	270,438
Deferred site rental receivable	77,808	2,796	—	80,604
Other assets, net	68,224	38,072	—	106,296

	$5,861,384	$840,204	$(470,238)	$6,231,350

Current liabilities	$1,416,815	$18,770	$—	$1,435,585
Liabilities of discontinued operations	354,416	656	—	355,072
Long-term debt, less current maturities	1,718,752	180,000	—	1,898,752
Deferred ground lease payable	84,404	22,198	—	106,602
Other liabilities	46,398	3,594	—	49,992
Minority interests	29,839	144,748	—	174,587
Redeemable preferred stock	507,371	—	—	507,371
Stockholders’ equity	1,703,389	470,238	(470,238)	1,703,389

	$5,861,384	$840,204	$(470,238)	$6,231,350

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues	$120,901	$30,119	$151,020	$236,184	$59,719	$295,903
Costs of operations (exclusive of depreciation, amortization and accretion)	45,808	11,867	57,675	89,601	23,595	113,196
General and administrative	20,212	2,473	22,685	38,700	5,595	44,295
Corporate development	371	—	371	810	—	810
Restructuring charges (credits)	—	—	—	(33)	—	(33)
Asset write-down charges	1,004	864	1,868	2,772	1,044	3,816
Non-cash general and administrative compensation charges	5,570	633	6,203	7,611	807	8,418
Depreciation, amortization and accretion	58,067	12,508	70,575	116,429	24,990	141,419

Operating income (loss)	(10,131)	1,774	(8,357)	(19,706)	3,688	(16,018)
Interest and other income (expense)	(277)	(1,072)	(1,349)	(24,351)	(2,412)	(26,763)
Interest expense and amortization of deferred financing costs	(54,108)	(2,460)	(56,568)	(108,750)	(5,140)	(113,890)
Provision for income taxes	(684)	—	(684)	(1,337)	—	(1,337)
Minority interests	1,134	(1,411)	(277)	2,677	(3,085)	(408)
Income (loss) from discontinued operations	16,623	(168)	16,455	31,167	(168)	30,999

Net income (loss)	$(47,443)	$(3,337)	$(50,780)	$(120,300)	$(7,117)	$(127,417)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10 3/4% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(As restated)
(In thousands of dollars)

Tower Cash Flow, for the three months ended June 30, 2004	$114,296

Consolidated Cash Flow, for the twelve months ended June 30, 2004	$393,518
Less: Tower Cash Flow, for the twelve months ended June 30, 2004	(421,428)
Plus: four times Tower Cash Flow, for the three months ended June 30, 2004	457,184

Adjusted Consolidated Cash Flow, for the twelve months ended June 30, 2004	$429,274

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

Subsequent to the period covered by this report, management concluded that the Company’s previously established lease accounting practices were not appropriate under U.S. generally accepted accounting principles and determined that the Company’s annual site rental revenue, ground rent, and depreciation expense over the last several years had been understated. Accordingly, on February 15, 2005, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting practices. The restatement is further described in note 1 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. These corrections were attributed to a material weakness in the Company’s internal control relative to the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting practices as of December 31, 2004, resulting in an error in the Company’s application of U.S. generally accepted accounting principles. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the second quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2004 (1)	587,282	$14.92	—	—
May 1 - May 31, 2004	—	—	—	—
June 1 - June 30, 2004 (2)	275,000	15.05	—	—

Total	862,282		—	—

(1)	On April 27, 2004, in connection with the expiration of restrictions on certain restricted common stock issued to our employees, we purchased 587,282 shares of common stock in private transactions from employees electing to sell a portion of their shares in order to satisfy their minimum tax withholding liabilities. We may elect to make similar purchases of our common stock in the future in connection with the expiration of restrictions with respect to restricted common stock we have issued or may issue. See Note 7 to the consolidated financial statements in “Item 1. Financial Statements”.

(2)	In June 2004, we paid our quarterly dividends on the 8¼% convertible preferred stock by issuing a total of 275,000 shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on such preferred stock, on June 14, 2004, we purchased the 275,000 shares of common stock from the dividend paying agent in a private transaction. We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock. See Note 6 to the consolidated financial statements in “Item 1. Financial Statements”.

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