Form 10-Q/A
period 2004-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2005-05-06
CIK 1051470

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

CROWN CASTLE INTERNATIONAL CORP.

EXPLANATORY NOTE REGARDING RESTATEMENT

The Company has restated its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2002 and 2003. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2002. The restatement was reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and is now being reported in this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004. The restatement has also been reported in amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2004 and June 30, 2004.

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

The restatement adjustments increased the Company’s net loss and net loss per share for the three and nine months ended September 30, 2003 by approximately $19.3 million or $0.09 per share and $43.1 million or $0.21 per share, respectively, and decreased the net income and net income per share for the three and nine months ended September 30, 2004 by approximately $10.7 million or $0.04 per share and $33.5 million or $0.15 per share, respectively.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2003	September 30, 2004
	(As restated)	(As restated)
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$409,584	$757,005
Short-term investments	26,600	151,500
Receivables:
Trade, net of allowance for doubtful accounts of $7,603 and $6,763 at December 31, 2003 and September 30, 2004, respectively	37,289	29,977
Other	930	10,479
Inventories	9,615	8,368
Deferred site rental receivable	2,332	3,250
Prepaid expenses and other current assets	27,940	28,127
Assets of discontinued operations (Notes 1 and 3)	2,052,510	—

Total current assets	2,566,800	988,706
Property and equipment, net of accumulated depreciation of $1,081,891 and $1,282,435 at December 31, 2003 and September 30, 2004, respectively	3,593,570	3,395,320
Goodwill	270,438	270,438
Deferred site rental receivable	76,333	83,666
Deferred financing costs and other assets, net of accumulated amortization of $39,692 and $33,189 at December 31, 2003 and September 30, 2004, respectively	105,092	85,483

	$6,612,233	$4,823,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,785	$8,963
Accrued interest	49,063	32,559
Accrued compensation and related benefits	13,397	9,989
Deferred rental revenues and other accrued liabilities	106,384	128,303
Liabilities of discontinued operations (Notes 1 and 3)	353,544	—
Long-term debt, current maturities	267,142	—

Total current liabilities	799,315	179,814
Long-term debt, less current maturities	3,182,850	1,898,847
Deferred ground lease payable	98,524	111,375
Other liabilities	53,844	43,411

Total liabilities	4,134,533	2,233,447

Commitments and contingencies
Minority interests	176,645	176,362
Redeemable preferred stock	506,702	507,706
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued:
December 31, 2003 – 220,758,321 and September 30, 2004 – 223,641,905	2,208	2,236
Additional paid-in capital	3,349,459	3,379,191
Accumulated other comprehensive income (loss)	247,249	40,763
Unearned stock compensation	(8,122)	(14,026)
Accumulated deficit	(1,796,441)	(1,502,066)

Total stockholders’ equity	1,794,353	1,906,098

	$6,612,233	$4,823,613

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
Net revenues:
Site rental	$121,785	$135,229	$355,451	$397,916
Network services and other	17,396	14,956	53,944	48,172

	139,181	150,185	409,395	446,088

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	44,160	45,754	132,888	135,682
Network services and other	10,178	10,786	34,608	34,054
General and administrative	21,422	22,641	64,160	66,936
Corporate development	1,039	211	3,577	1,021
Restructuring charges (credits)	(1,058)	(445)	1,291	(478)
Asset write-down charges	6,137	—	7,517	3,816
Non-cash general and administrative compensation charges	6,205	1,442	13,933	9,860
Depreciation, amortization and accretion	70,276	70,030	210,942	211,449

	158,359	150,419	468,916	462,340

Operating income (loss)	(19,178)	(234)	(59,521)	(16,252)
Other income (expense):
Interest and other income (expense)	(43,382)	(13,590)	(57,342)	(40,353)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(62,408)	(52,281)	(189,928)	(166,171)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(124,968)	(66,105)	(306,791)	(222,776)
Provision for income taxes	(585)	6,856	(1,828)	5,519
Minority interests	1,496	(544)	3,908	(952)

Loss from continuing operations before cumulative effect of change in accounting principle	(124,057)	(59,793)	(304,711)	(218,209)
Discontinued operations (Notes 1 and 3):
Income from operations of CCUK, net of tax	5,076	15,400	12,617	46,399
Net gain on disposal of CCUK, net of tax	—	495,049	—	495,049

Income from discontinued operations, net of tax	5,076	510,449	12,617	541,448

Income (loss) before cumulative effect of change in accounting principle	(118,981)	450,656	(292,094)	323,239
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(551)	—

Net income (loss)	(118,981)	450,656	(292,645)	323,239
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(9,496)	(9,836)	(45,900)	(28,864)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(128,477)	$440,820	$(338,545)	$294,375

Net income (loss)	$(118,981)	$450,656	$(292,645)	$323,239
Other comprehensive income (loss):
Foreign currency translation adjustments	9,639	(2,841)	74,586	12,335
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	—	(232,893)	—	(232,893)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	67	(210)	(1,408)	(40)
Amounts reclassified into results of operations	1,810	725	5,188	2,599
Minimum pension liability adjustment	—	11,513	—	11,513

Comprehensive income (loss)	$(107,465)	$226,950	$(214,279)	$116,753

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.62)	$(0.31)	$(1.62)	$(1.12)
Income from discontinued operations	0.03	2.29	0.06	2.45
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income (loss)	$(0.59)	$1.98	$(1.57)	$1.33

Common shares outstanding – basic and diluted (in thousands)	216,621	222,841	216,516	221,329

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2003	2004
	(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(292,645)	$323,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	210,942	211,449
Losses on purchases and redemption of long-term debt	18,858	38,253
Non-cash general and administrative compensation charges	13,933	9,860
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	54,724	7,978
Minority interests and loss on issuance of interest in joint venture	7,332	952
Equity in losses and write-downs of unconsolidated affiliates	807	3,991
Asset write-down charges	7,517	3,816
Income from discontinued operations	(12,617)	(541,448)
Losses on purchases of preferred stock	26,996	—
Cumulative effect of change in accounting principle	551	—
Changes in assets and liabilities:
Decrease in receivables	19,513	6,312
Decrease in accrued interest	(21,360)	(16,504)
Increase (decrease) in deferred rental revenues and other liabilities	(203)	857
Decrease (increase) in inventories, prepaid expenses and other assets	3,205	(6,732)
Decrease in accounts payable	(6,918)	(814)

Net cash provided by operating activities	30,635	41,209

Cash flows from investing activities:
Proceeds from disposition of property and equipment	11,692	2,726
Capital expenditures	(20,702)	(29,215)
Investments in affiliates and other	(13,245)	(11,119)
Maturities of investments	789,960	250,100
Purchases of investments	(628,263)	(375,000)
Acquisition of minority interest in joint venture	(5,873)	—

Net cash provided by (used for) investing activities	133,569	(162,508)

Cash flows from financing activities:
Proceeds from issuance of capital stock	4,532	30,074
Principal payments on long-term debt	(9,500)	(1,289,750)
Purchases and redemption of long-term debt	(251,867)	(267,359)
Purchases of capital stock	(281,468)	(52,990)
Net borrowings (payments) under revolving credit agreements	(35,000)	(15,000)
Incurrence of financing costs	(7,441)	(444)
Proceeds from issuance of long-term debt	230,000	—

Net cash used for financing activities	(350,744)	(1,595,469)

Effect of exchange rate changes on cash	3,269	(105)
Discontinued operations (Notes 1 and 3)	945	2,064,294

Net increase (decrease) in cash and cash equivalents	(182,326)	347,421
Cash and cash equivalents at beginning of period	339,837	409,584

Cash and cash equivalents at end of period	$157,511	$757,005

Supplementary schedule of non-cash investing and financing activities:
Amounts recorded in connection with acquisition of minority interest:
Fair value of net assets recorded, including goodwill and other intangible assets	$26,360	$—
Minority interest acquired	46,265	—
Minority interest issued	(66,752)	—
Supplemental disclosure of cash flow information:
Interest paid	$153,858	$172,376
Income taxes paid	328	481

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Effects of Restatement

The consolidated financial statements as presented for the three and nine months ended September 30, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. On February 7, 2005, the Securities and Exchange Commission issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. As a result, the Company has adjusted its method of accounting for tenant leases, ground leases and depreciation.

The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and the Company’s two joint ventures with Verizon Communications, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003. The adjustments for depreciation expense also effected the discontinued operations of CCUK, resulting in a change to the net gain on disposal (see Note 3). The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through September 30, 2004 are as follows: an increase in site rental revenues of $34,258,000; an increase in site rental costs of operations of $98,822,000; an increase in depreciation expense of $180,715,000; an increase in operating losses of $245,279,000; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3,126,000; an increase in minority interests of $43,071,000; a decrease in income from operations of CCUK, and a corresponding increase in the net gain on disposal of CCUK, of $4,839,000; and an increase in net losses of $205,334,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

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

Finally, the Company has recorded (1) deferred income tax provisions resulting from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, pursuant to which goodwill balances were no longer amortized, and (2) an adjustment to the estimated tax on the sale of CCUK (see Note 3). The deferred income tax provisions amounted to $4,000,000, $2,000,000 and $1,500,000 for the years ended December 31, 2002 and 2003 and the nine months ended September 30, 2004, respectively. Such amounts had previously been inappropriately offset by deferred tax assets. Upon the sale of CCUK, the Company incurred a federal alternative minimum tax which has been increased by $7,000,000 for certain adjustments to the tax basis of CCUK’s assets. A deferred tax asset arising from the carryforward of such alternative minimum tax can be offset against the deferred tax liabilities, resulting in a $7,500,000 deferred income tax credit for the nine months ended September 30, 2004.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adjustments to amounts previously presented in the consolidated statement of operations for the three and nine months ended September 30, 2003 and 2004 are summarized as follows.

	As Previously Stated	Restatement Adjustments	As Restated
	(In thousands of dollars, except per share amounts)
Three Months Ended September 30, 2003:
Site rental revenues	$120,127	$1,658	$121,785
Site rental costs of operations	40,062	4,098	44,160
Depreciation expense	60,846	9,430	70,276
Operating income (loss)	(7,308)	(11,870)	(19,178)
Interest and other income (expense)	(35,104)	(8,278)	(43,382)
Credit (provision) for income taxes	(85)	(500)	(585)
Minority interests	151	1,345	1,496
Net income (loss)	(99,678)	(19,303)	(118,981)
Net income (loss) per common share—basic and diluted	(0.50)	(0.09)	(0.59)

Three Months Ended September 30, 2004:
Site rental revenues	$134,090	$1,139	$135,229
Site rental costs of operations	42,196	3,558	45,754
Depreciation expense	60,587	9,443	70,030
Operating income (loss)	11,628	(11,862)	(234)
Credit (provision) for income taxes	(144)	7,000	6,856
Minority interests	(1,729)	1,185	(544)
Income from discontinued operations, net of tax	517,449	(7,000)	510,449
Net income (loss)	461,333	(10,677)	450,656
Net income (loss) per common share—basic and diluted	2.02	(0.04)	1.98

Nine Months Ended September 30, 2003:
Site rental revenues	$350,608	$4,843	$355,451
Site rental costs of operations	120,655	12,233	132,888
Depreciation expense	183,072	27,870	210,942
Operating income (loss)	(24,261)	(35,260)	(59,521)
Interest and other income (expense)	(45,938)	(11,404)	(57,342)
Credit (provision) for income taxes	(328)	(1,500)	(1,828)
Minority interests	(1,136)	5,044	3,908
Net income (loss)	(249,525)	(43,120)	(292,645)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(43,948)	(1,952)	(45,900)
Net income (loss) per common share—basic and diluted	(1.36)	(0.21)	(1.57)

Nine Months Ended September 30, 2004:
Site rental revenues	$394,422	$3,494	$397,916
Site rental costs of operations	124,974	10,708	135,682
Depreciation expense	182,931	28,518	211,449
Operating income (loss)	19,480	(35,732)	(16,252)
Interest and other income (expense)	(39,966)	(387)	(40,353)
Credit (provision) for income taxes	(481)	6,000	5,519
Minority interests	(4,538)	3,586	(952)
Income from discontinued operations, net of tax	548,448	(7,000)	541,448
Net income (loss)	356,772	(33,533)	323,239
Net income (loss) per common share—basic and diluted	1.48	(0.15)	1.33

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables describe the effects of the restatement on net income (loss) and the related per share amounts for the three and nine months ended September 30, 2003 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousand of dollars, except per share amounts)
Net income (loss), as previously stated	$(99,678)	$461,333	$(249,525)	$356,772
Adjustments to site rental revenues	1,658	1,139	4,843	3,494
Adjustments to site rental costs of operations	(4,098)	(3,558)	(12,233)	(10,708)
Adjustments to depreciation expense	(9,430)	(9,443)	(27,870)	(28,518)
Adjustments to interest and other income (expense)	(8,278)	—	(11,404)	(387)
Adjustments to credit (provision) for income taxes	(500)	7,000	(1,500)	6,000
Adjustments to minority interests	1,345	1,185	5,044	3,586
Adjustments to income from discontinued operations, net of tax	—	(7,000)	—	(7,000)

Net income (loss), as restated	(118,981)	450,656	(292,645)	323,239
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	(9,496)	(9,836)	(45,900)	(28,864)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock, as restated	$(128,477)	$440,820	$(338,545)	$294,375

Per common share—basic and diluted:
Net income (loss), as previously stated	$(0.50)	$2.02	$(1.36)	$1.48
Adjustments to site rental revenues	0.01	0.01	0.02	0.01
Adjustments to site rental costs of operations	(0.02)	(0.02)	(0.06)	(0.05)
Adjustments to depreciation expense	(0.05)	(0.04)	(0.13)	(0.13)
Adjustments to interest and other income (expense)	(0.04)	—	(0.05)	—
Adjustments to credit (provision) for income taxes	—	0.03	(0.01)	0.03
Adjustments to minority interests	0.01	0.01	0.03	0.02
Adjustments to income from discontinued operations, net of tax	—	(0.03)	—	(0.03)
Adjustments to dividends on preferred stock, net of gains (losses) on purchases of preferred stock	—	—	(0.01)	—

Net income (loss), as restated	$(0.59)	$1.98	$(1.57)	$1.33

The following table describes the effects of the restatement on comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(In thousand of dollars)
Comprehensive income (loss), as previously stated	$(87,678)	$239,416	$(165,313)	$148,693
Adjustments to net income (loss)	(19,303)	(10,677)	(43,120)	(33,533)
Adjustments to foreign currency translation adjustments	(484)	(1,789)	(5,846)	1,593

Comprehensive income (loss), as restated	$(107,465)	$226,950	$(214,279)	$116,753

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables describe the cumulative effects of the restatement on the consolidated balance sheets as of December 31, 2003 and September 30, 2004.

	Property and Equipment	Goodwill	Deferred Site Rental Receivable(a)	Deferred Financing Costs and Other Assets	Deferred Rental Revenues and Other Accrued Liabilities	Deferred Ground Lease Payable	Other Liabilities	Minority Interests	Stockholders’ Equity
	(in thousand of dollars)
Balances as of December 31, 2003, as previously stated	$3,755,073	$267,071	$—	$146,786	$106,384	$—	$55,978	$208,333	$1,984,413
Reclassification of previously stated amounts	—	—	45,887	(41,694)	—	8,134	(8,134)	—	—
Adjustments to site rental revenues	—	—	30,764	—	—	—	—	—	30,764
Adjustments to site rental costs of operations	—	—	—	—	—	88,114	—	—	(88,114)
Adjustments to depreciation expense	(152,197)	—	—	—	—	—	—	—	(152,197)
Adjustments to credit (provision) for income taxes	—	—	—	—	—	—	6,000	—	(6,000)
Adjustments to minority interests	—	—	—	—	—	—	—	(39,485)	39,485
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	—	—	10,879	(3,126)
Foreign currency translation adjustments (b)	(13,692)	—	2,014	—	—	2,276	—	(3,082)	(10,872)

Balances as of December 31, 2003, as restated	$3,593,570	$270,438	$78,665	$105,092	$106,384	$98,524	$53,844	$176,645	$1,794,353

Balances as of September 30, 2004, as previously stated	$3,583,257	$267,071	$—	$133,105	$121,303	$—	$54,037	$211,176	$2,128,098
Reclassification of previously stated amounts	—	—	51,024	(47,235)	—	10,626	(10,626)	—	—
Adjustments to site rental revenues	—	—	34,258	—	—	—	—	—	34,258
Adjustments to site rental costs of operations	—	—	—	—	—	98,822	—	—	(98,822)
Adjustments to depreciation expense	(180,715)	—	—	—	—	—	—	—	(180,715)
Adjustments to interest and other income (expense)	—	—	—	(387)	—	—	—	—	(387)
Adjustments to credit (provision) for income taxes	—	—	—	—	—	—	—	—	—
Adjustments to minority interests	—	—	—	—	—	—	—	(43,071)	43,071
Adjustments to income from discontinued operations, net of tax	—	—	—	—	7,000	—	—	—	(7,000)
Adjustments to purchase price allocation for acquisition	4,386	3,367	—	—	—	—	—	10,879	(3,126)
Foreign currency translation adjustments (b)	(11,608)	—	1,634	—	—	1,927	—	(2,622)	(9,279)

Balances as of September 30, 2004, as restated	$3,395,320	$270,438	$86,916	$85,483	$128,303	$111,375	$43,411	$176,362	$1,906,098

(a)	Balances as of December 31, 2003 and September 30, 2004, as restated, include current portion of $2,332 and $3,250, respectively.
(b)	Amounts represent the effect of foreign currency translation for the lease accounting adjustments to the Australian operations.

Investments

As of December 31, 2003 and September 30, 2004, all investments (consisting of auction rate securities) were classified as held-to-maturity since the Company had the positive intent and ability to hold such investments until they matured. Held-to-maturity securities are stated at amortized cost. Although the Company’s auction rate securities had contractual maturities which exceeded one year, the underlying interest rates on such securities reset at intervals of less than 90 days. Therefore, these auction rate securities were priced and subsequently traded as short-term investments because of the interest rate reset feature. As a result, the Company has classified its auction rate securities as short-term investments in the accompanying consolidated balance sheet. The 2003 and 2004 balances of such securities was previously classified as cash equivalents due to the liquidity and pricing reset feature. In 2004, these securities were reclassified as short-term investments to conform with the current presentation. There was no impact on net earnings or cash flow from operations as a result of the reclassification.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Net income (loss), as reported	$(118,981)	$450,656	$(292,645)	$323,239
Add: Stock-based employee compensation expense included in reported net loss	10,444	8,326	20,570	19,047
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16,244)	(10,842)	(40,165)	(27,271)

Net income (loss), as adjusted	(124,781)	448,140	(312,240)	315,015
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(9,496)	(9,836)	(45,900)	(28,864)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$(134,277)	$438,304	$(358,140)	$286,151

Net income (loss) per common share—basic and diluted:
As reported	$(0.59)	$1.98	$(1.57)	$1.33

As adjusted	$(0.62)	$1.97	$(1.65)	$1.29

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	New Accounting Pronouncements

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

The Company has recognized a net gain (as restated) of $495,049,000 during the third quarter of 2004 in connection with the sale of CCUK. Such gain is net of taxes of $18,000,000 (as restated), representing the Company’s estimated U.S. federal alternative minimum tax resulting from the transaction. This tax amount is included in other accrued liabilities on the Company’s consolidated balance sheet as of September 30, 2004. The cash proceeds from the transaction ($2,022,566,000), the cash payments for fees and expenses for the transaction ($12,776,000), and the net cash payments received from CCUK for the nine months ended September 30, 2004 ($54,504,000) are included as discontinued operations on the Company’s consolidated statement of cash flows. The net gain is calculated as follows (in thousands of dollars, as restated):

Proceeds from sale	$2,027,973
Assets of discontinued operations	(2,061,380)
Liabilities of discontinued operations	346,997
Foreign currency translation adjustments	232,893
Minimum pension liability adjustment	(11,513)
Fees and expenses	(12,776)
Severance costs	(2,663)
Compensation charges related to modified stock-based employee awards	(6,482)

Net gain on disposal of CCUK before income taxes	513,049
Estimated federal alternative minimum tax	(18,000)

Net gain on disposal of CCUK, net of tax	$495,049

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

CCUK’s financial results have historically been presented as a separate operating segment (see Note 10). A summary of CCUK’s operating results is as follows:

	Three Months Ended September 30, 2003	Two Months Ended August 31, 2004 (Date of sale)	Nine Months Ended September 30, 2003	Eight Months Ended August 31, 2004 (Date of sale)
		(As restated)		(As restated)
	(In thousands of dollars)
Net revenues	$98,054	$74,700	$271,950	$291,399

Income before income taxes and cumulative effect of change in accounting principle	$9,227	$29,322	$25,393	$73,561
Provision for income taxes	(4,151)	(13,922)	(11,292)	(27,162)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(1,484)	—

Income from discontinued operations	$5,076	$15,400	$12,617	$46,399

4.	Goodwill and Other Intangible Assets

As of December 31, 2003 and September 30, 2004, the Company had consolidated goodwill of $270,438,000, as restated (including $215,061,000, as restated, at CCUSA and $55,377,000 at Crown Atlantic).

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

In January of 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principal amount at maturity of its 10 3/8% Discount Notes and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principal amount at maturity of its 11 1/4% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that are included in interest and other income (expense) on the Company’s consolidated statement of operations for the nine months ended September 30, 2004.

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Cash and cash equivalents	$684,497	$72,508	$—	$757,005
Other current assets	224,759	6,942	—	231,701
Property and equipment, net	2,761,646	633,674	—	3,395,320
Investments in Unrestricted Subsidiaries	433,311	—	(433,311)	—
Goodwill	215,061	55,377	—	270,438
Deferred site rental receivable	80,578	3,088	—	83,666
Other assets, net	52,575	32,908	—	85,483

	$4,452,427	$804,497	$(433,311)	$4,823,613

Current liabilities	$161,411	$18,403	$—	$179,814
Long-term debt, less current maturities	1,718,847	180,000	—	1,898,847
Deferred ground lease payable	88,426	22,949	—	111,375
Other liabilities	40,224	3,187	—	43,411
Minority interests	29,715	146,647	—	176,362
Redeemable preferred stock	507,706	—	—	507,706
Stockholders’ equity	1,906,098	433,311	(433,311)	1,906,098

	$4,452,427	$804,497	$(433,311)	$4,823,613

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues	$119,809	$30,376	$150,185	$355,993	$90,095	$446,088
Costs of operations (exclusive of depreciation, amortization and accretion)	44,364	12,176	56,540	133,965	35,771	169,736
General and administrative	19,181	3,460	22,641	57,881	9,055	66,936
Corporate development	211	—	211	1,021	—	1,021
Restructuring charges (credits)	(428)	(17)	(445)	(461)	(17)	(478)
Asset write-down charges	—	—	—	2,772	1,044	3,816
Non-cash general and administrative compensation charges	1,296	146	1,442	8,907	953	9,860
Depreciation, amortization and accretion	57,409	12,621	70,030	173,838	37,611	211,449

Operating income (loss)	(2,224)	1,990	(234)	(21,930)	5,678	(16,252)
Interest and other income (expense)	(12,381)	(1,209)	(13,590)	(36,732)	(3,621)	(40,353)
Interest expense and amortization of deferred financing costs	(49,765)	(2,516)	(52,281)	(158,515)	(7,656)	(166,171)
Credit for income taxes	6,856	—	6,856	5,519	—	5,519
Minority interests	1,356	(1,900)	(544)	4,033	(4,985)	(952)
Income (loss) from discontinued operations	510,450	(1)	510,449	541,617	(169)	541,448

Net income (loss)	$454,292	$(3,636)	$450,656	$333,992	$(10,753)	$323,239

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(As restated) (In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2004	$99,346

Consolidated Cash Flow, for the twelve months ended September 30, 2004	$397,946
Less: Tower Cash Flow, for the twelve months ended September 30, 2004	(425,092)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2004	397,384

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2004	$370,238

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(124,057)	$(59,793)	$(304,711)	$(218,209)
Dividends on preferred stock	(9,496)	(9,836)	(44,297)	(28,864)
Gains (losses) on purchases of preferred stock	—	—	(1,603)	—

Loss from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(133,553)	(69,629)	(350,611)	(247,073)
Income from discontinued operations	5,076	510,449	12,617	541,448
Cumulative effect of change in accounting principle	—	—	(551)	—

Net income (loss) applicable to common stock for basic and diluted computations	$(128,477)	$440,820	$(338,545)	$294,375

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	216,621	222,841	216,516	221,329

Per common share—basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(0.62)	$(0.31)	$(1.62)	$(1.12)
Income from discontinued operations	0.03	2.29	0.06	2.45
Cumulative effect of change in accounting principle	—	—	(0.01)	—

Net income (loss)	$(0.59)	$1.98	$(1.57)	$1.33

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

	Three Months Ended September 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$97,039	$—	$9,683	$28,507	$—	$135,229
Network services and other	12,112	—	975	1,869	—	14,956

	109,151	—	10,658	30,376	—	150,185

Costs of operations (exclusive of depreciation, amortization and accretion)	40,140	—	4,319	12,081	—	56,540
General and administrative	13,069	—	2,508	1,289	5,775	22,641
Corporate development	—	—	—	—	211	211

Adjusted EBITDA	55,942	—	3,831	17,006	(5,986)	70,793
Restructuring charges (credits)	(428)	—	—	(17)	—	(445)
Non-cash general and administrative compensation charges	725	—	9	144	564	1,442
Depreciation, amortization and accretion	50,674	—	6,741	12,516	99	70,030

Operating income (loss)	4,971	—	(2,919)	4,363	(6,649)	(234)
Interest and other income (expense)	(11,852)	—	(368)	45	(1,415)	(13,590)
Interest expense and amortization of deferred financing costs	(11,661)	—	(978)	(2,516)	(37,126)	(52,281)
Credit (provision) for income taxes	7,000	—	(144)	—	—	6,856
Minority interests	—	—	1,356	(1,900)	—	(544)
Income from discontinued operations	—	510,449	—	—	—	510,449

Net income (loss)	$(11,542)	$510,449	$(3,053)	$(8)	$(45,190)	$450,656

Capital expenditures	$7,058		$576	$2,086	$38	$9,758

Total assets (at period end)	$2,968,864	$—	$269,662	$733,746	$851,341	$4,823,613

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2004
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$283,232	$—	$30,386	$84,298	$—	$397,916
Network services and other	39,338	—	3,302	5,532	—	48,172

	322,570	—	33,688	89,830	—	446,088

Costs of operations (exclusive of depreciation, amortization and accretion)	120,603	—	13,775	35,358	—	169,736
General and administrative	39,417	—	7,518	4,015	15,986	66,936
Corporate development	—	—	—	—	1,021	1,021

Adjusted EBITDA	162,550	—	12,395	50,457	(17,007)	208,395
Restructuring charges (credits)	(428)	—	—	(17)	(33)	(478)
Asset write-down charges	2,772	—	—	1,044	—	3,816
Non-cash general and administrative compensation charges	4,372	—	50	949	4,489	9,860
Depreciation, amortization and accretion	152,973	—	20,723	37,303	450	211,449

Operating income (loss)	2,861	—	(8,378)	11,178	(21,913)	(16,252)
Interest and other income (expense)	(11,682)	—	(689)	(235)	(27,747)	(40,353)
Interest expense and amortization of deferred financing costs	(43,328)	—	(3,438)	(7,656)	(111,749)	(166,171)
Credit (provision) for income taxes	6,000	—	(481)	—	—	5,519
Minority interests	—	—	4,033	(4,985)	—	(952)
Income from discontinued operations	—	541,448	—	—	—	541,448

Net income (loss)	$(46,149)	$541,448	$(8,953)	$(1,698)	$(161,409)	$323,239

Capital expenditures	$23,230		$1,161	$4,565	$259	$29,215

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$88,490	$—	$7,786	$25,509	$—	$121,785

Network services and other	12,999	—	1,035	3,362	—	17,396

	101,489	—	8,821	28,871	—	139,181

Costs of operations (exclusive of depreciation, amortization and accretion)	40,078	—	3,751	10,509	—	54,338
General and administrative	11,985	—	2,037	1,445	5,955	21,422
Corporate development	—	—	—	—	1,039	1,039

Adjusted EBITDA	49,426	—	3,033	16,917	(6,994)	62,382
Restructuring charges (credits)	(734)	—	—	(324)	—	(1,058)
Asset write-down charges	1,991	—	—	4,146	—	6,137
Non-cash general and administrative compensation charges	2,798	—	—	656	2,751	6,205
Depreciation, amortization and accretion	50,492	—	6,776	12,572	436	70,276

Operating income (loss)	(5,121)	—	(3,743)	(133)	(10,181)	(19,178)
Interest and other income (expense)	(168)	—	218	145	(43,577)	(43,382)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(7,852)	—	(922)	(3,809)	(49,825)	(62,408)
Provision for income taxes	(500)	—	(85)	—	—	(585)
Minority interests	—	—	1,342	154	—	1,496
Income from discontinued operations	—	5,076	—	—	—	5,076

Net income (loss)	$(13,641)	$5,076	$(3,190)	$(3,643)	$(103,583)	$(118,981)

Capital expenditures	$3,164		$735	$2,165	$28	$6,092

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2003
	CCUSA	CCUK	CCAL	Crown Atlantic	Corporate Office and Other	Consolidated Total
	(As restated)		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$257,811	$—	$21,875	$75,765	$—	$355,451
Network services and other	41,149	—	2,677	10,118	—	53,944

	298,960	—	24,552	85,883	—	409,395

Costs of operations (exclusive of depreciation, amortization and accretion)	121,965	—	10,570	34,961	—	167,496
General and administrative	38,048	—	5,385	4,569	16,158	64,160
Corporate development	—	—	—	—	3,577	3,577

Adjusted EBITDA	138,947	—	8,597	46,353	(19,735)	174,162
Restructuring charges (credits)	1,580	—	—	(289)	—	1,291
Asset write-down charges	3,352	—	—	4,165	—	7,517
Non-cash general and administrative compensation charges	6,675	—	—	1,348	5,910	13,933
Depreciation, amortization and accretion	152,633	—	19,441	37,452	1,416	210,942

Operating income (loss)	(25,293)	—	(10,844)	3,677	(27,061)	(59,521)
Interest and other income (expense)	353	—	615	(11,083)	(47,227)	(57,342)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(24,774)	—	(2,757)	(11,574)	(150,823)	(189,928)
Provision for income taxes	(1,500)	—	(328)	—	—	(1,828)
Minority interests	866	—	3,944	(902)	—	3,908
Income from discontinued operations	—	12,617	—	—	—	12,617
Cumulative effect of change in accounting principle for asset retirement obligations	(394)	—	(57)	(100)	—	(551)

Net income (loss)	$(50,742)	$12,617	$(9,427)	$(19,982)	$(225,111)	$(292,645)

Capital expenditures	$11,233		$1,995	$7,357	$117	$20,702

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

Restatement of Previously Issued Financial Statements

Our consolidated results of operations for the three and nine months ended September 30, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to our lease accounting practices. In February of 2005, we adjusted our method of accounting for tenant leases, ground leases and depreciation. The corrections to our consolidated results of operations consist of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense. Since the adjustments affected results of operations at CCAL and our two joint ventures with Verizon Communications, they also resulted in changes to minority interests. The adjustments for depreciation expense also effected the discontinued operations of CCUK, resulting in a change to the net gain on disposal. The cumulative effects of these adjustments on our consolidated statements of operations from inception through September 30, 2004 are as follows: an increase in site rental revenues of $34.3 million; an increase in site rental costs of operations of $98.8 million; an increase in depreciation expense of $180.7 million; an increase in operating losses of $245.3 million; an increase in other expense (attributable to the loss on the issuance of an interest in the Crown Atlantic joint venture) of $3.1 million; an increase in minority interests of $43.1 million; a decrease in income from operations of CCUK, and a corresponding increase in the net gain on disposal of CCUK, of $4.8 million; and an increase in net losses of $205.3 million. These adjustments have no effect on our credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The net impact of the accounting correction will generally be to accelerate ground lease expense (as such expenses are straight-lined over a period that equals or exceeds the remaining depreciable life of the tower, along with periods covered by tenant renewal options) and depreciation expense and, to a lesser extent, site rental revenues (as such revenues are only straight-lined over the current lease term, without regard to renewal options that may be exercised by a tenant).

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

Results of Operations

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(As restated)		(As restated)		(As restated)		(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$121,785	87.5%	$135,229	90.0%	$355,451	86.8%	$397,916	89.2%
Network services and other	17,396	12.5	14,956	10.0	53,944	13.2	48,172	10.8

Total net revenues	139,181	100.0	150,185	100.0	409,395	100.0	446,088	100.0

Operating expenses:
Costs of operations:
Site rental	44,160	36.3	45,754	33.8	132,888	37.4	135,682	34.1
Network services and other	10,178	58.5	10,786	72.1	34,608	64.2	34,054	70.7

Total costs of operations	54,338	39.0	56,540	37.6	167,496	40.9	169,736	38.0
General and administrative	21,422	15.4	22,641	15.1	64,160	15.7	66,936	15.0
Corporate development	1,039	0.8	211	0.2	3,577	0.9	1,021	0.2
Restructuring charges (credits)	(1,058)	(0.8)	(445)	(0.3)	1,291	0.3	(478)	(0.1)
Asset write-down charges	6,137	4.4	—	—	7,517	1.8	3,816	0.9
Non-cash general and administrative compensation charges	6,205	4.5	1,442	1.0	13,933	3.4	9,860	2.2
Depreciation, amortization and accretion	70,276	50.5	70,030	46.6	210,942	51.5	211,449	47.4

Operating income (loss)	(19,178)	(13.8)	(234)	(0.2)	(59,521)	(14.5)	(16,252)	(3.6)
Other income (expense):
Interest and other income (expense)	(43,382)	(31.2)	(13,590)	(9.0)	(57,342)	(14.0)	(40,353)	(9.0)
Interest expense and amortization of deferred financing costs	(62,408)	(44.8)	(52,281)	(34.8)	(189,928)	(46.4)	(166,171)	(37.3)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(124,968)	(89.8)	(66,105)	(44.0)	(306,791)	(74.9)	(222,776)	(49.9)
Credit (provision) for income taxes	(585)	(0.4)	6,856	4.6	(1,828)	(0.5)	5,519	1.2
Minority interests	1,496	1.1	(544)	(0.4)	3,908	1.0	(952)	(0.2)

Loss from continuing operations before cumulative effect of change in accounting principle	(124,057)	(89.1)	(59,793)	(39.8)	(304,711)	(74.4)	(218,209)	(48.9)
Discontinued operations:
Income from operations of CCUK, net of tax	5,076	3.6	15,400	10.3	12,617	3.1	46,399	10.4
Net gain on disposal of CCUK, net of tax	—	—	495,049	329.6	—	—	495,049	111.0

Income from discontinued operations, net of tax	5,076	3.6	510,449	339.9	12,617	3.1	541,448	121.4

Income (loss) before cumulative effect of change in accounting principle	(118,981)	(85.5)	450,656	300.1	(292,094)	(71.3)	323,239	72.5
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	(551)	(0.2)	—	—

Net income (loss)	$(118,981)	(85.5)%	$450,656	300.1%	$(292,645)	(71.5)%	$323,239	72.5%

Comparison of Three Months Ended September 30, 2004 and 2003

Site rental revenues for the three months ended September 30, 2004 were $135.2 million, an increase of $13.4 million, or 11.0%, from the three months ended September 30, 2003. Of this increase, $8.5 million was attributable to CCUSA, $1.9 million was attributable to CCAL and $3.0 million was attributable to Crown Atlantic. Network services and other revenues for the three months ended September 30, 2004 were $15.0 million, a decrease of $2.4 million from the three months ended September 30, 2003. This decrease was primarily attributable to a $1.5 million decrease from Crown Atlantic and a $0.9 million decrease from CCUSA.

Total revenues for the three months ended September 30, 2004 were $150.2 million, a net increase of $11.0 million from the three months ended September 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. The decreases in network services and other revenues reflect our efforts to de-emphasize this area of our business and increased competition. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental costs of operations for the three months ended September 30, 2004 were $45.8 million, an increase of $1.6 million from the three months ended September 30, 2003. This increase was primarily attributable to cost increases of $0.8 million for CCUSA, $0.2 million for CCAL and $0.6 million for Crown Atlantic. Such cost increases relate to normal and customary increases in ground rentals on leases with variable escalations, repairs and maintenance and property taxes. Network services and other costs of operations for the three months ended September 30, 2004 were $10.8 million, an increase of $0.6 million from the three months ended September 30, 2003. This increase was primarily attributable to a $1.0 million increase in costs from Crown Atlantic and a $0.4 million increase in costs at CCAL, partially offset by a $0.8 million decrease in costs from CCUSA.

Total costs of operations for the three months ended September 30, 2004 were $56.5 million, a net increase of $2.2 million from the three months ended September 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 66.2% for the three months ended September 30, 2004 from 63.7% for the three months ended September 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 27.9% for the three months ended September 30, 2004 from 41.5% for the three months ended September 30, 2003 because of lower margins from the Crown Atlantic operations, partially offset by higher margins from the CCUSA operations.

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

General and administrative expenses as a percentage of revenues decreased to 15.1% for the three months ended September 30, 2004 from 15.4% for the three months ended September 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

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

Depreciation, amortization and accretion for the three months ended September 30, 2004 was $70.0 million, a decrease of $0.2 million from the three months ended September 30, 2003. This decrease was primarily attributable to:

(1)	a $0.1 million decrease in depreciation from Crown Atlantic, and

(2)	a $0.3 million decrease in depreciation at our corporate office segment, partially offset by

(3)	a $0.2 million increase in depreciation from CCUSA.

Interest and other income (expense) for the three months ended September 30, 2004 resulted primarily from:

(1)	a loss of $13.9 million from the repayment of our 2000 credit facility (see “—Liquidity and Capital Resources”), and

(2)	$1.4 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income from invested cash balances.

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

The credit for income taxes of $6.9 million for the three months ended September 30, 2004 consists primarily of a non-cash deferred tax asset resulting from an alternative minimum tax carryforward, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill.

Minority interests represent the minority partner’s 37.245% interest in Crown Atlantic’s operations and the minority shareholder’s 22.4% interest in the CCAL operations.

Comparison of Nine Months Ended September 30, 2004 and 2003

Site rental revenues for the nine months ended September 30, 2004 were $397.9 million, an increase of $42.5 million, or 11.9%, from the nine months ended September 30, 2003. Of this increase, $25.4 million was attributable to CCUSA, $8.5 million was attributable to CCAL and $8.5 million was attributable to Crown Atlantic. Network services and other revenues for the nine months ended September 30, 2004 were $48.2 million, a decrease of $5.8 million from the nine months ended September 30, 2003. This decrease was primarily attributable to a $1.8 million decrease from CCUSA and a $4.6 million decrease from Crown Atlantic, partially offset by a $0.6 million increase from CCAL.

Total revenues for the nine months ended September 30, 2004 were $446.1 million, a net increase of $36.7 million from the nine months ended September 30, 2003. The increases in site rental revenues reflect the new tenant additions on our tower sites and contractual escalations on existing leases. In 2004, the rate of new tenant additions on our US tower sites has been approximately 25% greater than the comparable periods in 2003. In addition, CCAL’s site rental revenues for the nine months ended September 30, 2004 include a nonrecurring contractual payment of $2.1 million related to a site commitment agreement with one of its customers. The decreases in network services and other revenues reflect our efforts to de-emphasize this area of our business and increased competition. We expect that network services and other revenues may continue to decline as a percentage of total revenues for CCUSA and Crown Atlantic.

Site rental costs of operations for the nine months ended September 30, 2004 were $135.7 million, an increase of $2.8 million from the nine months ended September 30, 2003. This increase was primarily attributable to cost increases of $2.6 million for CCAL, $0.1 million for CCUSA and $0.2 million for Crown Atlantic. Such cost increases relate to normal and customary increases in ground rentals on leases with variable escalations, repairs and maintenance and property taxes.

Network services and other costs of operations for the nine months ended September 30, 2004 were $34.1 million, a decrease of $0.6 million from the nine months ended September 30, 2003. This decrease was primarily attributable to a $1.4 million decrease in costs from CCUSA, partially offset by a $0.2 million increase in costs from Crown Atlantic and a $0.6 million increase in costs from CCAL.

Total costs of operations for the nine months ended September 30, 2004 were $169.7 million, a net increase of $2.2 million from the nine months ended September 30, 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 65.9% for the nine months ended September 30, 2004 from 62.6% for the nine months ended September 30, 2003, because of higher margins from the CCUSA, CCAL and Crown Atlantic operations. Gross margins for network services and other as a percentage of network services and other revenues decreased to 29.3% for the nine months ended September 30, 2004 from 35.8% for the nine months ended September 30, 2003 because of lower margins from the Crown Atlantic operations.

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

General and administrative expenses as a percentage of revenues decreased to 15.0% for the nine months ended September 30, 2004 from 15.7% for the nine months ended September 30, 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA and Crown Atlantic.

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

Depreciation, amortization and accretion for the nine months ended September 30, 2004 was $211.4 million, an increase of $0.5 million from the nine months ended September 30, 2003. This increase was primarily attributable to:

(1)	a $1.3 million increase in depreciation at CCAL, and

(2)	a $0.3 million increase in depreciation from CCUSA, partially offset by

(3)	a $0.1 million decrease in depreciation from Crown Atlantic, and

(4)	a $1.0 million decrease in depreciation at our corporate office segment.

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

The credit for income taxes of $5.5 million for the nine months ended September 30, 2004 consists primarily of a non-cash deferred tax asset resulting from an alternative minimum tax carryforward, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill.

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

As of September 30, 2004, we had consolidated cash and cash equivalents of $757.0 million (including $22.7 million at CCUSA, $12.8 million at CCAL, $36.9 million at Crown Atlantic, $35.0 million in an unrestricted investment subsidiary and $649.6 million at restricted group companies in our corporate segment), consolidated long-term debt of $1,898.8 million, consolidated redeemable preferred stock of $507.7 million and consolidated stockholders’ equity of $1,906.1 million.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Cash and cash equivalents	$684,497	$72,508	$—	$757,005
Other current assets	224,759	6,942	—	231,701
Property and equipment, net	2,761,646	633,674	—	3,395,320
Investments in Unrestricted Subsidiaries	433,311	—	(433,311)	—
Goodwill	215,061	55,377	—	270,438
Deferred site rental receivable	80,578	3,088	—	83,666
Other assets, net	52,575	32,908	—	85,483

	$4,452,427	$804,497	$(433,311)	$4,823,613

Current liabilities	$161,411	$18,403	$—	$179,814
Long-term debt, less current maturities	1,718,847	180,000	—	1,898,847
Deferred ground lease payable	88,426	22,949	—	111,375
Other liabilities	40,224	3,187	—	43,411
Minority interests	29,715	146,647	—	176,362
Redeemable preferred stock	507,706	—	—	507,706
Stockholders’ equity	1,906,098	433,311	(433,311)	1,906,098

	$4,452,427	$804,497	$(433,311)	$4,823,613

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues	$119,809	$30,376	$150,185	$355,993	$90,095	$446,088
Costs of operations (exclusive of depreciation, amortization and accretion)	44,364	12,176	56,540	133,965	35,771	169,736
General and administrative	19,181	3,460	22,641	57,881	9,055	66,936
Corporate development	211	—	211	1,021	—	1,021
Restructuring charges (credits)	(428)	(17)	(445)	(461)	(17)	(478)
Asset write-down charges	—	—	—	2,772	1,044	3,816
Non-cash general and administrative compensation charges	1,296	146	1,442	8,907	953	9,860
Depreciation, amortization and accretion	57,409	12,621	70,030	173,838	37,611	211,449

Operating income (loss)	(2,224)	1,990	(234)	(21,930)	5,678	(16,252)
Interest and other income (expense)	(12,381)	(1,209)	(13,590)	(36,732)	(3,621)	(40,353)
Interest expense and amortization of deferred financing costs	(49,765)	(2,516)	(52,281)	(158,515)	(7,656)	(166,171)
Credit for income taxes	6,856	—	6,856	5,519	—	5,519
Minority interests	1,356	(1,900)	(544)	4,033	(4,985)	(952)
Income (loss) from discontinued operations	510,450	(1)	510,449	541,617	(169)	541,448

Net income (loss)	$454,292	$(3,636)	$450,656	$333,992	$(10,753)	$323,239

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10 3/4% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(As restated) (In thousands of dollars)
Tower Cash Flow, for the three months ended September 30, 2004	$99,346

Consolidated Cash Flow, for the twelve months ended September 30, 2004	$397,946
Less: Tower Cash Flow, for the twelve months ended September 30, 2004	(425,092)
Plus: four times Tower Cash Flow, for the three months ended September 30, 2004	397,384

Adjusted Consolidated Cash Flow, for the twelve months ended September 30, 2004	$370,238

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

Subsequent to the period covered by this report, management concluded that the Company’s previously established lease accounting practices were not appropriate under U.S. generally accepted accounting principles and determined that the Company’s annual site rental revenue, ground rent, and depreciation expense over the last several years had been understated. Accordingly, on February 15, 2005, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting practices. The restatement is further described in note 1 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. These corrections were attributed to a material weakness in the Company’s internal control relative to the selection, monitoring, and review of assumptions and factors affecting lease and depreciation accounting practices as of December 31, 2004, resulting in an error in the Company’s application of U.S. generally accepted accounting principles. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the third quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2004	—	$—	—	—
August 1—August 31, 2004 (1)	2,538,400	13.45	—	—
September 1—September 30, 2004 (1)	128,000	14.35	—	—

Total	2,666,400		—	—

(1)	In August of 2004, we began purchasing our common stock in open-market transactions. Through September 3, 2004, we purchased a total of 2,666,400 shares of common stock. We utilized $36.0 million in cash from an unrestricted investment subsidiary to effect these common stock purchases. We may choose to continue purchases of common stock in the future.

ITEM 6.	EXHIBITS

Number	Description

11.1	Computation of Net Loss Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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