Form 10-Q
period 2005-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2005-05-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares of common stock outstanding at April 30, 2005: 219,075,155

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$566,707	$383,077
Receivables:
Trade, net of allowance for doubtful accounts of $6,577 and $5,410 at December 31, 2004 and March 31, 2005, respectively	16,369	8,293
Other	11,997	4,590
Inventories	4,781	4,933
Deferred site rental receivable	6,395	4,988
Prepaid expenses and other current assets	28,771	27,455
Assets of discontinued operations (note 1)	3,693	3,048

Total current assets	638,713	436,384
Property and equipment, net of accumulated depreciation of $1,361,355 and $1,429,894 at December 31, 2004 and March 31, 2005, respectively	3,368,166	3,304,591
Goodwill	333,718	333,718
Deferred site rental receivable	84,928	87,657
Deferred financing costs and other assets, net of accumulated amortization of $35,961 and $36,864 at December 31, 2004 and March 31, 2005, respectively	145,997	141,019

	$4,571,522	$4,303,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,168	$6,765
Accrued interest	43,308	31,372
Accrued compensation and related benefits	15,445	5,844
Deferred rental revenues and other accrued liabilities	116,326	113,621
Liabilities of discontinued operations (note 1)	568	640
Long-term debt, current maturities	97,250	182,564

Total current liabilities	285,065	340,806
Long-term debt, less current maturities	1,753,148	1,552,346
Deferred ground lease payable	116,874	120,282
Other liabilities	44,302	42,082

Total liabilities	2,199,389	2,055,516

Commitments and contingencies (note 8)
Minority interests	30,468	29,403
Redeemable preferred stock	508,040	508,374
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2004—224,064,124 and March 31, 2005—225,517,085	2,241	2,255
Additional paid-in capital	3,386,749	3,412,320
Accumulated other comprehensive income	54,476	53,305
Unearned stock compensation	(9,892)	(19,441)
Accumulated deficit	(1,599,949)	(1,738,363)

Total stockholders’ equity	1,833,625	1,710,076

	$4,571,522	$4,303,369

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2004	2005
Net revenues:
Site rental	$130,180	$140,926
Network services and other	14,703	16,179

	144,883	157,105

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental (including non-cash compensation charges of $77 and $47 for the three months ended March 31, 2004 and 2005, respectively)	44,602	47,680
Network services and other (including non-cash compensation charges of $39 and $24 for the three months ended March 31, 2004 and 2005, respectively)	11,035	11,468
General and administrative (including non-cash compensation charges of $2,099 and $1,477 for the three months ended March 31, 2004 and 2005, respectively)	22,266	22,547
Corporate development	439	432
Restructuring (credits) charges (including non-cash compensation charges of $0 and $6,424 for the three months ended March 31, 2004 and 2005, respectively)	(33)	8,477
Asset write-down charges	1,948	436
Depreciation, amortization and accretion	70,743	72,172

	151,000	163,212

Operating loss	(6,117)	(6,107)
Other income (expense):
Interest and other income (expense)	(25,416)	(83,017)
Interest expense and amortization of deferred financing costs	(57,322)	(39,269)

Loss from continuing operations before income taxes and minority interests	(88,855)	(128,393)
Provision for income taxes	(653)	(144)
Minority interests	(131)	1,275

Loss from continuing operations	(89,639)	(127,262)
Income (loss) from discontinued operations, net of tax (note 1)	13,002	(1,499)

Net loss	(76,637)	(128,761)
Dividends on preferred stock	(9,696)	(9,653)

Net loss after deduction of dividends on preferred stock	$(86,333)	$(138,414)

Net loss	$(76,637)	$(128,761)
Other comprehensive income (loss):
Foreign currency translation adjustments	49,295	(1,673)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(434)	87
Amounts reclassified into results of operations	980	415

Comprehensive loss	$(26,796)	$(129,932)

Per common share—basic and diluted:
Loss from continuing operations	$(0.45)	$(0.61)
Income (loss) from discontinued operations	0.06	(0.01)

Net loss	$(0.39)	$(0.62)

Common shares outstanding—basic and diluted (in thousands)	219,294	223,601

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(76,637)	$(128,761)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	70,743	72,172
Losses on purchases of long-term debt	24,367	82,587
Amortization of deferred financing costs and discounts on long-term debt	2,960	1,494
Non-cash compensation charges	2,215	7,972
Asset write-down charges	1,948	436
Minority interests	131	(1,275)
Equity in losses and write-downs of unconsolidated affiliates	1,173	2,791
(Income) loss from discontinued operations	(13,002)	1,499
Changes in assets and liabilities:
Decrease in accrued interest	(17,833)	(11,936)
Decrease in accounts payable	(1,746)	(5,398)
Decrease in deferred rental revenues, deferred ground lease payable and other liabilities	(6,675)	(8,271)
Decrease in receivables	3,307	15,427
Increase in inventories, prepaid expenses, deferred site rental receivable and other assets	(2,276)	(1,696)

Net cash provided by (used for) operating activities	(11,325)	27,041

Cash flows from investing activities:
Proceeds from disposition of property and equipment	415	4
Capital expenditures	(6,601)	(9,599)
Investments in affiliates and other	(14,028)	(45)
Maturities of investments	62,650	—
Purchases of investments	(36,050)	—

Net cash provided by (used for) investing activities	6,386	(9,640)

Cash flows from financing activities:
Proceeds from issuance of capital stock	3,562	3,319
Purchases of long-term debt	(267,359)	(173,695)
Payments under revolving credit agreements	(15,000)	(21,987)
Purchases of capital stock	(4,108)	(4,074)
Principal payments on long-term debt	(2,750)	—
Incurrence of financing costs	(412)	(3,550)

Net cash used for financing activities	(286,067)	(199,987)

Effect of exchange rate changes on cash	264	(262)
Discontinued operations (note 1)	31,509	(782)

Net decrease in cash and cash equivalents	(259,233)	(183,630)
Cash and cash equivalents at beginning of period	409,344	566,707

Cash and cash equivalents at end of period	$150,111	$383,077

Supplemental disclosure of cash flow information:
Interest paid	$71,860	$49,295
Income taxes paid	153	144

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2004, and related notes thereto, included in the Annual Report on Form 10-K (the “Form 10-K”) filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission. All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2005 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2004 and 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

In January of 2005, the Company adopted a plan to exit the business of OpenCell, a business, which was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. As a result, the Company has restated its financial statements to present the assets, liabilities, results of operations and cash flows of the business of OpenCell as amounts from discontinued operations. Such restatements have been made for all periods presented.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended March 31, 2005.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

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

	Three Months Ended March 31,
	2004	2005
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(76,637)	$(128,761)
Add: Stock-based employee compensation expense included in reported net loss	2,696	7,972
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,761)	(9,808)

Net loss, as adjusted	(79,702)	(130,597)
Dividends on preferred stock	(9,696)	(9,653)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(89,398)	$(140,250)

Loss per common share—basic and diluted:
As reported	$(0.39)	$(0.62)

As adjusted	$(0.41)	$(0.63)

2.	New Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented by the Company at the beginning of its next fiscal year. As such, the Company will adopt the provisions of SFAS 123(R) on January 1, 2006. As discussed above, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Transition and Disclosure (“SFAS 148”). SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. The Company expects that the adoption of SFAS 123(R) will increase its non-cash compensation charges by approximately $3,600,000 for the year ending December 31, 2006.

In March of 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). However, the Company has reclassified non-cash compensation charges to the same line items within the consolidated statement of operations and comprehensive loss as cash compensation paid to employees, in accordance with the provisions of SAB 107. The amount of each line item that is attributable to non-cash compensation charges is provided parenthetically on the face of the consolidated statement of operations and comprehensive loss.

In March of 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a significant effect on its consolidated financial statements.

3.	Goodwill and Other Intangible Assets

As of December 31, 2004 and March 31, 2005, the Company had consolidated goodwill of $333,718,000, all of which was at CCUSA.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Three Months Ended March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$97,050	$(17,622)	$79,428
Amortization expense	—	(2,139)	(2,139)

Balance at end of period	$97,050	$(19,761)	$77,289

Estimated annual amortization expense:
Years ending December 31, 2005 through 2009		$8,556

4.	Long-term Debt

Long-term debt consists of the following:

	December 31, 2004	March 31, 2005
	(In thousands of dollars)
Crown Atlantic Credit Facility	$180,000	$158,013
4% Convertible Senior Notes due 2010	182,016	88,515
10 3/8% Senior Discount Notes due 2011	11,341	11,341
9% Senior Notes due 2011	26,133	26,133
11 1/4% Senior Discount Notes due 2011	10,700	10,700
9 1/2% Senior Notes due 2011	4,753	4,753
10 3/4% Senior Notes due 2011	428,280	428,280
9 3/8% Senior Notes due 2011	407,218	407,218
7.5% Senior Notes due 2013	299,995	299,995
7.5% Series B Senior Notes due 2013	299,962	299,962

	1,850,398	1,734,910
Less: current maturities	(97,250)	(182,564)

	$1,753,148	$1,552,346

Crown Atlantic Credit Facility

In February of 2005, Crown Atlantic amended its credit facility to terminate certain collateral and security agreements and amend one of the financial covenants. The Crown Atlantic facility expires on March 31, 2006; as such, the outstanding borrowings have been classified as current maturities. During the three months ended March 31, 2005, Crown Atlantic repaid $21,987,000 in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect this repayment. As of March 31, 2005, there were no available borrowings under the Crown Atlantic credit facility.

Purchases of the Company’s Debt Securities

In January of 2005, the Company utilized $175,439,000 of its cash to purchase $93,500,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $1,744,000, in public

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

market transactions. The debt purchases resulted in losses of $82,587,000 for the first quarter of 2005, consisting of the write-off of unamortized deferred financing costs ($2,392,000) and the excess of the total purchase price over the carrying value of the notes ($80,195,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the three months ended March 31, 2005. After these purchases the conversion of all the remaining outstanding 4% Convertible Senior Notes would result in the issuance of 8,173,223 shares of the Company’s common stock.

In April of 2005, the Company utilized $43,650,000 of its cash to purchase $24,552,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $218,000, in public market transactions. The 4% Convertible Senior Notes that were purchased during April of 2005 have been classified as current maturities of long term debt on the Company’s consolidated balance sheet as of March 31, 2005 (see note 11).

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

Summarized financial information for (1) the Company and its Restricted Subsidiaries and (2) the Company’s Unrestricted Subsidiaries is as follows:

	March 31, 2005
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$235,935	$147,142	$—	$383,077
Other current assets	49,973	286	—	50,259
Assets of discontinued operations	—	3,048	—	3,048
Property and equipment, net	3,303,537	1,054	—	3,304,591
Investments in Unrestricted Subsidiaries	178,059	—	(178,059)	—
Investments in Restricted Group Subsidiaries	—	306,653	(306,653)	—
Goodwill	333,718	—	—	333,718
Deferred site rental receivable	87,657	—	—	87,657
Other assets, net	113,326	27,693	—	141,019

	$4,302,205	$485,876	$(484,712)	$4,303,369

Current liabilities	$340,142	$24	$—	$340,166
Liabilities of discontinued operations	—	640	—	640
Long-term debt, less current maturities	1,552,346	—	—	1,552,346
Deferred ground lease payable	120,282	—	—	120,282
Other liabilities	42,082	—	—	42,082
Minority interests	28,903	500	—	29,403
Redeemable preferred stock	508,374	—	—	508,374
Stockholders’ equity	1,710,076	484,712	(484,712)	1,710,076

	$4,302,205	$485,876	$(484,712)	$4,303,369

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended March 31, 2005
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$157,105	$—	$157,105
Costs of operations (exclusive of depreciation, amortization and accretion)	59,113	35	59,148
General and administrative	22,465	82	22,547
Corporate development	—	432	432
Restructuring charges	8,477	—	8,477
Asset write-down charges	436	—	436
Depreciation, amortization and accretion	72,157	15	72,172

Operating loss	(5,543)	(564)	(6,107)
Interest and other income (expense)	(81,357)	(1,660)	(83,017)
Interest expense and amortization of deferred financing costs	(39,242)	(27)	(39,269)
Provision for income taxes	(144)	—	(144)
Minority interests	1,275	—	1,275

Loss from discontinued operations, net of tax	—	(1,499)	(1,499)

Net loss	$(125,011)	$(3,750)	$(128,761)

Tower Cash Flow and Adjusted Consolidated Cash Flow for the Company and its Restricted Subsidiaries is as follows under the indentures governing the 4% Convertible Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2005	$86,034

Consolidated Cash Flow, for the twelve months ended March 31, 2005	$386,434
Less: Tower Cash Flow, for the twelve months ended March 31, 2005	(418,838)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2005	344,135

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2005	$311,731

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from CCUK through the date of sale, August 31, 2004 (see note 1).

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $5,000,000 and expire on various dates through February 2006.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

5.	Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2004	March 31, 2005
	(In thousands of dollars)
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$197,025	$197,127
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	311,015	311,247

	$508,040	$508,374

In March of 2005, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 245,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, the Company purchased the 245,000 shares of common stock from the dividend paying agent for a total of $4,074,350 in cash. The Company utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. The Company may choose to continue such issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on its preferred stock (see note 6).

6.	Stockholders’ Equity

In February and March of 2005, the Company granted 354,095 shares of restricted common stock to certain of its non-executive employees. These restricted shares had a weighted average grant-date fair value of $16.16 per share, determined based on the closing market price of the Company’s common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the Company’s common stock. In connection with these restricted shares, the Company will recognize non-cash compensation charges of approximately $5,842,000 over the vesting period. In order to reach the first target level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $18.63 per share for twenty consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $21.42 per share and $24.64 per share, respectively (115% of each of the previous target levels), for twenty consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one third of these restricted shares.

In February of 2005, the Company granted 317,005 shares of restricted common stock to certain of its executives. These restricted shares had a grant date fair value of $16.20 per share, determined based on the closing market price of the Company’s common stock on the grant date. The restrictions on the shares will expire in various amounts over the vesting period of four years if the market performance of the Company’s common stock reaches certain levels. In the event the performance market target, $19.44 (20% above issue price) for 20 consecutive days during the vesting period, is met, 100% of the shares vest on the fourth anniversary of the grant date (February 24, 2009). Additionally, accelerated vesting of these restricted shares occurs in one third increments if and when the market price of the Company’s stock closes at or above $18.63, $21.42, and $24.64, respectively for twenty consecutive trading days. However, in the event the stock has not closed at or the market

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

performance target, any remaining amounts unvested are subject to forfeiture at the end of the vesting period. In connection with these restricted shares, the Company will recognize non-cash compensation charges of approximately $5,135,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested.

In February of 2005, the Company issued 35,650 shares of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $16.20 per share. In connection with these shares, the Company recognized non-cash compensation charges of approximately $578,000 for the three months ended March 31, 2005.

In the first quarter of 2005, the Company modified the vesting and exercise terms of outstanding stock options and restricted stock awards for certain terminated employees relating to the consolidation of certain management functions as a result of the sale of CCUK (see note 1). As a result, the Company recognized non-cash restructuring charges of $6,012,000 and $412,000 for the three months ended March 31, 2005, for outstanding stock options and restricted stock awards, respectively (see note 10).

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2004	2005
	(In thousands of dollars, except per share amounts)
Loss from continuing operations	$(89,639)	$(127,262)
Dividends on preferred stock	(9,696)	(9,653)

Loss from continuing operations after deduction of dividends on preferred stock	(99,335)	(136,915)
Income (loss) from discontinued operations	13,002	(1,499)

Loss applicable to common stock for basic and diluted computations	$(86,333)	$(138,414)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	219,294	223,601

Per common share—basic and diluted:
Loss from continuing operations	$(0.45)	$(0.61)
Income (loss) from discontinued operations	0.06	(0.01)

Net loss	$(0.39)	$(0.62)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	Three Months Ended March 31,
	2004	2005
	(In thousands)
Options to purchase shares of common stock	18,469	13,875
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	—
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at par beginning on October 1, 2005)	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	2,326	1,580
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	21,237	8,173

Total potential common shares	59,739	40,335

As of March 31, 2005, outstanding stock options include (1) 7,297,000 options at exercise prices ranging from $-0- to $16.00 per share and a weighted-average exercise price of $9.67 per share, and (2) 6,578,000 options at exercise prices ranging from $16.01 to $39.75 per share and a weighted-average exercise price of $24.70 per share.

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

9.	Operating Segments

The Company’s reportable operating segments for 2005 are (1) US tower operations (“CCUSA”), (2) Australian tower operations (“CCAL”), (3) Emerging Businesses and (4) Corporate Office and Other. Financial results for the Company are reported to management and the Board of Directors in this manner.

Prior to its sale in June of 2004, CCUK, the Company’s UK tower and broadcasting operations, was a reportable segment. As a result of the sale, segment data has been restated for all periods presented to include CCUK as a component of Corporate Office and Other on a discontinued operations basis.

On November 4, 2004, the Company entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). Following this transaction, we have combined the Crown Atlantic operating segment with the CCUSA operating segment. As a result of acquiring this remaining interest, segment data has been restated for all periods presented to include Crown Atlantic in the CCUSA operating segment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Company has pursued and is currently pursuing emerging strategic opportunities and adjacent businesses, including Crown Castle Mobile Media and Crown Castle Solutions. These businesses have been reclassified to the new segment Emerging Businesses. Crown Castle Mobile Media had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the quarter ended March 31, 2005, and segment information for all periods presented has been restated.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”. There are no significant revenues resulting from transactions between the Company’s operating segments.

	Three Months Ended March 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$130,692	$10,173	$61	$—	$140,926
Network services and other	14,138	2,041	—	—	16,179

	144,830	12,214	61	—	157,105

Costs of operations (exclusive of depreciation, amortization and accretion)	53,288	5,505	355	—	59,148
General and administrative	13,848	2,836	652	5,211	22,547
Corporate development	—	—	432	—	432
Restructuring charges	—	—	—	8,477	8,477
Asset write-down charges	436	—	—	—	436
Depreciation, amortization and accretion	64,841	7,062	183	86	72,172

Operating income (loss)	12,417	(3,189)	(1,561)	(13,774)	(6,107)
Interest and other income (expense)	1,029	304	—	(84,350)	(83,017)
Interest expense and amortization of deferred financing costs	(2,580)	(1,018)	—	(35,671)	(39,269)
Provision for income taxes	—	(144)	—	—	(144)
Minority interests	—	1,275	—	—	1,275

Income (loss) from continuing operations	10,866	(2,772)	(1,561)	(133,795)	(127,262)
Loss from discontinued operations, net of tax	—	—	—	(1,499)	(1,499)

Net income (loss)	$10,866	$(2,772)	$(1,561)	$(135,294)	$(128,761)

Capital expenditures	$7,202	$468	$1,886	$43	$9,599

Total assets (at period end)	$3,799,778	$274,455	$17,488	$211,648	$4,303,369

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended March 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$120,926	$9,254	$—	$—	$130,180
Network services and other	13,488	1,204	11	—	14,703

	134,414	10,458	11	—	144,883

Costs of operations (exclusive of depreciation, amortization and accretion)	50,455	4,862	320	—	55,637
General and administrative	13,694	2,395	754	5,423	22,266
Corporate development	—	—	—	439	439
Restructuring charges (credits)	—	—	—	(33)	(33)
Asset write-down charges	1,948	—	—	—	1,948
Depreciation, amortization and accretion	63,267	7,234	45	197	70,743

Operating income (loss)	5,050	(4,033)	(1,108)	(6,026)	(6,117)
Interest and other income (expense)	(622)	168	—	(24,962)	(25,416)
Interest expense and amortization of deferred financing costs	(18,704)	(1,103)	—	(37,515)	(57,322)
Provision for income taxes	(500)	(153)	—	—	(653)
Minority interests	(1,674)	1,543	—	—	(131)

Loss from continuing operations	(16,450)	(3,578)	(1,108)	(68,503)	(89,639)
Income from discontinued operations, net of tax	—	—	—	13,002	13,002

Net income (loss)	$(16,450)	$(3,578)	$(1,108)	$(55,501)	$(76,637)

Capital expenditures	$6,252	$305	$44	$—	$6,601

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$10,866	$(2,772)	$(1,561)	$(135,294)	$(128,761)
Adjustments:
Loss from discontinued operations, net of tax	—	—	—	1,499	1,499
Minority interests	—	(1,275)	—	—	(1,275)
Provision for income taxes	—	144	—	—	144
Interest expense and amortization of deferred financing costs	2,580	1,018	—	35,671	39,269
Interest and other income (expense)	(1,029)	(304)	—	84,350	83,017
Depreciation, amortization and accretion	64,841	7,062	183	86	72,172
Operating non-cash compensation charges	514	14	28	992	1,548
Asset write-down charges	436	—	—	—	436
Restructuring charges (credits), including non-cash compensation	—	—	—	8,477	8,477

Adjusted EBITDA	$78,208	$3,887	$(1,350)	$(4,219)	$76,526

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended March 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(16,450)	$(3,578)	$(1,108)	$(55,501)	$(76,637)
Adjustments:
Income discontinued operations, net of tax	—	—	—	(13,002)	(13,002)
Minority interests	1,674	(1,543)	—	—	131
Provision for income taxes	500	153	—	—	653
Interest expense and amortization of deferred financing costs	18,704	1,103	—	37,515	57,322
Interest and other income (expense)	622	(168)	—	24,962	25,416
Depreciation, amortization and accretion	63,267	7,234	45	197	70,743
Operating non-cash compensation charges	984	15	—	1,216	2,215
Asset write-down charges	1,948	—	—	—	1,948
Restructuring charges (credits), including non-cash compensation charges	—	—	—	(33)	(33)

Adjusted EBITDA	$71,249	$3,216	$(1,063)	$(4,646)	$68,756

The components of non-cash compensation are as follows:

	Three Months Ended March 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$47	—	—	—	$47
Network services costs of operations	24	—	—	—	24
General and administrative expenses	443	14	28	992	1,477

Operating non-cash compensation charges	514	14	28	992	1,548
Restructuring charges	—	—	—	6,424	6,424

Total non-cash compensation	$514	14	28	7,416	$7,972

	Three Months Ended March 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$77	—	—	—	$77
Network services and other costs of operations	39	—	—	—	39
General and administrative expenses	868	15	—	1,216	2,099

Operating non-cash compensation charges	984	15	—	1,216	2,215
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$984	15	—	1,216	$2,215

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

10.	Restructuring Charges and Asset Write-Down Charges

During the first quarter of 2005, the Company completed the consolidation of certain management functions as a result of the sale of CCUK. In connection with this restructuring, the Company recorded cash charges of $2,053,000 for the first quarter of 2005 related to employee severance payments. In addition to the cash charges, the Company recorded non-cash compensation charges of $6,424,000 in connection with the modification of stock options and restricted stock awards for certain terminated executives (see note 6).

At December 31, 2004 and March 31, 2005, other accrued liabilities include $1,942,000 and $3,751,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Three Months Ended March 31, 2005
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$—	$538	$538
Costs of office closures and other	1,404	—	1,404

	1,404	538	1,942

Amounts charged to expense:
Employee severance	—	2,053	2,053
Costs of office closures and other	—	—	—

Total restructuring charges	—	2,053	2,053

Amounts paid:
Employee severance	—	(191)	(191)
Costs of office closures and other	(53)	—	(53)

	(53)	(191)	(244)

Amounts accrued at end of period:
Employee severance	—	2,400	2,400
Costs of office closures and other	1,351	—	1,351

	$1,351	$2,400	$3,751

During the three months ended March 31, 2004 and 2005, the Company abandoned or disposed of certain tower sites and recorded asset write-down charges of $1,948,000 and $436,000, respectively, for CCUSA.

11.	Subsequent Events

Purchases of the Company’s Debt Securities

In April of 2005, the Company utilized $43,650,000 of its cash to purchase $24,552,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $218,000, in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 2,267,000 shares of common stock. The debt purchases will result in losses of $19,483,000 being recorded for the three months ended June 30, 2005, consisting of the write-off of unamortized deferred financing costs ($603,000) and the excess of the total purchase price over the carrying value of the notes ($18,880,000). Such

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

losses will be included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive loss for the three months ending June 30, 2005. After these purchases, the remaining amount of 4% Convertible Senior Notes is $63,964,000, which is convertible into 5,906,000 shares of the Company’s common stock.

Purchases of the Company’s Common Stock

In April of 2005, the Company purchased 6,442,000 shares of its common stock in public market transactions. The Company utilized $105,899,000 in cash from an Unrestricted investment subsidiary to effect these purchases. The Company may choose to continue purchases of its common stock in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of March 31, 2005 and our consolidated results of operations for the three-month periods ended March 31, 2004 and 2005. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other non-historical statements in this discussion are forward-looking statements. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “plan,” “targets” or “may” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Factors That Could Affect Future Results”. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update such forward-looking statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

On June 28, 2004, we signed a definitive agreement to sell our UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). As a result, we have restated our financial statements to present CCUK’s assets, liabilities, results of operations and cash flows as amounts from discontinued operations. Such restatements have been made for all periods presented. The income from the CCUK discontinued operations was $14.5 million for the three months ended March 31, 2004. We completed the sale of CCUK on August 31, 2004.

In January of 2005, we adopted a plan to exit the business of OpenCell. As a result, we have restated our financial statements to present the assets, liabilities, results of operations and cash flows of the business of OpenCell as amounts from discontinued operations. Such restatements have been made for all periods presented.

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2005
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$130,180	89.9%	$140,926	89.7%
Network services and other	14,703	10.1	16,179	10.3

	144,883	100.0	157,105	100.0

Operating expenses:
Costs of operations:
Site rental	44,602	34.3	47,680	33.8
Network services and other	11,035	75.1	11,468	70.9

Total costs of operations	55,637	38.4	59,148	37.6
General and administrative	22,266	15.4	22,547	14.4
Corporate development	439	0.3	432	0.3
Restructuring charges (credits)	(33)	—	8,477	5.4
Asset write-down charges	1,948	1.3	436	0.3
Depreciation, amortization and accretion	70,743	48.8	72,172	45.9

Operating loss	(6,117)	(4.2)	(6,107)	(3.9)
Other income (expense):
Interest and other income (expense)	(25,416)	(17.5)	(83,017)	(52.8)
Interest expense and amortization of deferred financing costs	(57,322)	(39.6)	(39,269)	(25.0)

Loss before income taxes and minority interests	(88,855)	(61.3)	(128,393)	(81.7)
Provision for income taxes	(653)	(0.5)	(144)	(0.1)
Minority interests	(131)	(0.1)	1,275	0.8

Loss from continuing operations	(89,639)	(61.9)	(127,262)	(81.0)
Income (loss) from discontinued operations, net of tax	13,002	9.0	(1,499)	(1.0)

Net loss	$(76,637)	(52.9)%	$(128,761)	(82.0)%

Management Summary

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of March 31, 2005, we owned, leased or managed 11,994 towers, including 10,606 towers in the United States and Puerto Rico and 1,388 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 85% of our property interests in such sites being pursuant to ground lease, sublease or license as of March 31, 2005. Our customers currently include many of the world’s major wireless communications companies, including Cingular Wireless, Verizon Wireless, T-Mobile, Nextel, Sprint PCS, Alltel, Vodafone Australia and SingTel Optus.

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease, agreement or contract with such terms generally ranging from five years to ten years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. Some agreements provide for rent-free periods at the beginning of the lease term, while others call for rent to be prepaid for some period. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods.

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

Net revenues for the first quarter of fiscal year 2005 were $157.1 million representing an increase of $12.2 million or 8.4% over the first quarter of fiscal year 2004. The revenue growth was primarily driven by site rental revenue from new tenant additions (or modifications to existing installations) after April 1, 2004 on existing tower sites and contractual escalations on existing leases with variable escalations. Typically, the site rental revenues result from long-term (five to ten year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year greater than 95% of our site rental revenues has been contracted for in a prior year and is of a recurring nature. In addition to the increase in site rental revenue, network services revenues increased by $1.5 million or 10.0% from the first quarter of 2004, which reflects the variable nature of this business.

During the first quarter of 2005, new tenant additions and modifications were influenced by the continued strong growth in the usage of wireless minutes. The Cellular Telecommunications and Internet Association announced that 2004 was the first year that Americans used more than one trillion wireless minutes, which is an increase of nearly 33% from 2003. In our opinion, these wireless usage and subscriber trends demonstrate a continued migration from wireline telephony to wireless telephony services and that trend should be favorable for our industry. We believe that the demand for new communication sites will continue, although possibly not at the levels experienced in 2004.

Generally, our lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense, using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options.

Site rental gross margins (net revenues less costs of operations) increased by $7.7 million or 9.0% to $93.3 million, or 66.2% of site rental revenues, for the three months ended March 31, 2005 from $85.6 million or

65.8% of site rental revenues for the three months ended March 31, 2004. The $7.7 million incremental margin represents 71.4% of the related increase in site rental revenues.

Margins on site rental revenues were impacted by the non-cash portions of site rental revenues, ground lease expense and compensation charges. A summary of the non-cash portions of our site rental revenues, ground lease expense and compensation charges and resulting impact on our site rental gross margins is as follows:

	Three Months Ended March 31,
	2004	2005
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$1,586	$1,628
Amounts attributable to straight-line recognition of fixed escalations	3,345	1,323

Total	$4,931	$2,951

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	$4,648	$3,408

Non-cash compensation charges	$77	$47

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	$1,586	$1,628
Amounts attributable to straight-line recognition of fixed escalations	(1,303)	(2,085)
Amounts attributable to non-cash compensation charges	(77)	(47)

Total	$206	$(504)

General and administrative expenses have remained virtually unchanged, but have decreased as a percentage of total net revenues by 1.0% to 14.4% of total net revenues as a result of continued tower revenue growth.

As a result of the sale of CCUK, we consolidated certain corporate management functions. In connection with this restructuring, we recorded cash and non-cash charges of $2.0 million and $6.4 million, respectively, for the first quarter of 2005 related to employee severance payments and modification of stock compensation awards.

Depreciation, amortization and accretion for the three months ended March 31, 2005 was $72.2 million, an increase of $1.4 million from the three months ended March 31, 2004. This increase was primarily attributable to an increase in our tower assets as a result of capital expenditures for both the modification and maintenance to towers assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures).

Interest and other income (expense) and interest expense and amortization of deferred financing costs for the three months ended March 31, 2005 totaled a combined $122.3 million, an increase of $39.5 million, or 47.8%, from the three months ended March 31, 2004. This increase was primarily attributable to:

(1)	the purchase of $93.5 million of 4% senior notes, which resulted in a loss of $82.6 million for the first quarter 2005 (see “—Liquidity and Capital Resources”); offset by

(2)	the resultant lower interest expense from the repayment of the borrowing outstanding on the 2000 credit facility during the third quarter 2004 (we were required to use $1,286.6 million of proceeds from the sale of CCUK to fully repay this facility); and

(3)	the resultant lower interest expense from purchases, redemptions, and repayment of long-term debt in 2004 (see “—Liquidity and Capital Resources” in the 2004 Form 10-K for more information) and the first quarter of 2005.

The purchases, redemptions and repayment of long-term debt reflects (1) the focus we began in 2004 to decrease our cost of debt toward a target rate of approximately 6%, (2) our desire to position ourselves to have the financial flexibility to utilize our internally generated capital for the highest yielding investments, including opportunistic share purchases, new assets and further investments in our existing assets, and (3) our continued evaluation of opportunities to replace our higher coupon notes (see “—Liquidity and Capital Resources” for further discussion).

Minority interests represent the minority shareholder’s 22.4% interest in the CCAL operations and, through November 4, 2004, the minority partner’s 37.245% interest in Crown Atlantic’s operations. On November 4, 2004, we acquired the remaining 37.245% equity interest in Crown Atlantic.

Segment Results

Our reportable operating segments for 2005 are (1) US tower operations (“CCUSA”), (2) Australian tower operations (“CCAL”), (3) Emerging Businesses and (4) Corporate Office and Other. Financial results for the Company are reported to management and the Board of Directors in this manner.

Prior to its sale in June of 2004, CCUK, our UK tower and broadcasting operations, was a reportable segment. As a result of the sale, segment data has been restated for all periods presented to include CCUK as a component of Corporate Office and Other on a discontinued operations basis.

On November 4, 2004, we entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). Following this transaction, we have combined the Crown Atlantic operating segment with the CCUSA operating segment. As a result of acquiring this remaining interest, segment data has been restated for all periods presented to include Crown Atlantic in the CCUSA operating segment.

We have pursued and are currently pursuing emerging strategic opportunities and adjacent businesses, including Crown Castle Mobile Media and Crown Castle Solutions. These businesses have been reclassified to the new segment Emerging Businesses. Crown Castle Mobile Media had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the quarter ended March 31, 2005, and segment information for all periods presented has been restated.

See note 9 to the consolidated financial statements in “Item 1. Financial Statements” for segment results.

Our measurement of profit or loss currently used to evaluate the operating performance of the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with generally accepted accounting principles, or “GAAP”.

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is discussed further under “—Non-GAAP Financial Measures”.

US Tower Operations (“CCUSA”)

Net revenues for the three months ended March 31, 2005 were $144.8 million, a net increase of $10.4 million from the three months ended March 31, 2004. The $9.8 million increase in site rental revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects (1) new tenant additions on our tower sites, (2) contractual escalations on existing leases with variable escalations and (3) renewal of certain leases and associated step up in the straight-line rents. This increase represented approximately 90.9% of the consolidated increase in site rental revenues for this same period. As mentioned previously, more than 95% of our site rental revenue is of a recurring nature.

As discussed in the management overview, we believe that site rental revenues may increase as additional tenants are added, or modifications are made to existing installations on, our tower assets. We expect network services revenues may continue to be somewhat volatile as a percentage of CCUSA’s total net revenues as these revenues are typically not under long-term contract.

Adjusted EBITDA for the three months ended March 31, 2005 was $78.2 million, representing a net increase of $7.0 million or 9.8% from the three months ended March 31, 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing tower sites. More specifically, site rental gross margins (net revenues less costs of operations) increased by $7.2 million or 8.9% to $87.7 million, or 67.1% of site rental revenues for the three months ended March 31, 2005 from 66.6% of site rental revenues for the three months ended March 31, 2004. The $7.2 million incremental margin represents 73.2% of the related increase in site rental revenues.

Operating income for the three months ended March 31, 2005 was $12.4 million, a net increase of $7.4 million or 145.9% from the three months ended March 31, 2004. The increase in operating income is primarily driven by the $7.2 million increase in site rental gross margin.

Interest expense and amortization of deferred financing costs for the three months ended March 31, 2005 was $2.6 million, a decrease of $16.1 million from the three months ended March 31, 2004. This decrease is primarily the result of repaying the 2000 credit facility during the third quarter of 2004.

The primary reconciling item between net income (loss) and Adjusted EBITDA for CCUSA is depreciation, amortization and accretion of $63.2 million for the three months ended March 31, 2004 and $64.8 million for the three months ended March 31, 2005. This increase was primarily attributable to an increase in tower assets as a result of capital expenditures for both modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures). The remaining reconciling items of any significance include:

•	Minority interest, which decreased from $1.7 million for the three months ended March 31, 2004 to $0.0 million for the three months ended March 31, 2005 as a result of the aforementioned acquisition of the remaining 37.245% interest in the Crown Atlantic;

•	Interest expense and amortization of deferred financing costs, which was discussed above;

•	Interest and other income (expense), which primarily represents interest earned on cash and cash equivalents for the three months ended March 31, 2004 and 2005;

•	Operating non-cash compensation charges, which represents the recognition of expense over the vesting period for restricted stock awards granted to non-executive employees for the three months ended March 31, 2004 and 2005; and

•	Asset write down charges, which represents abandonment or disposal of certain tower sites during the three months ended March 31, 2004 and 2005.

Australian Tower Operations (“CCAL”)

Total net revenues for the three months ended March 31, 2005 were $12.2 million, a net increase of $1.8 million or 16.8% from the three months ended March 31, 2004. This increase divided equally between site rental revenue growth and service revenue growth. The site rental revenue growth reflects the new tenant additions on our tower sites and contractual escalations on existing leases with variable escalations. 3G networks in Australia continue to be developed under two significant joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia. The Optus/Vodafone Australia joint venture has already utilized a number of CCAL towers as it commences its 3G deployment. We expect more of our existing towers will be utilized in 2005 by both joint ventures for their 3G networks.

Adjusted EBITDA for the three months ended March 31, 2005 was $3.9 million, a net increase of $0.7 million or 20.9% from the three months ended March 31, 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing tower sites. Site rental gross margins (net revenues less costs of operations) increased by $0.5 million or 9.0% to $5.6 million, or 54.9% of site rental revenues for the three months ended March 31, 2005 from $5.1 million or 55.3% for the three months ended March 31, 2004. The $0.5 million incremental margin represents 50.4% of the related increase in site rental revenues.

Operating loss for the three months ended March 31, 2005 improved to ($3.2) million, a net decrease of $0.8 million or 20.9% from the three months ended March 31, 2004. The reduction in operating loss is primarily due to the $0.5 million increase in gross margin from site rental revenues and the $0.6 million increase in gross margin from network service revenues, offset by an increase in general administration expenses as a result of headcount additions.

The increases and decreases between the three months ended March 31, 2005 and the three months ended March 31, 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between the two periods.

The primary reconciling item between net income (loss) and Adjusted EBITDA for CCAL is depreciation, amortization and accretion which remained unchanged ($7.2 million for the three months ended March 31, 2004 and $7.1 million for the three months ended March 31, 2005). The remaining reconciling items of any significance include:

•	Minority interest, which represents the aforementioned minority shareholder’s 22.4% interest in the CCAL operations for the three months ended March 31, 2004 and 2005; and

•	Interest expense and amortization of deferred financing costs, which represents imputed interest on financing related to an acquisition of certain of CCAL’s tower assets for the three months ended March 31, 2004 and 2005.

Emerging Businesses

Net revenues for the three months ended March 31, 2005 were $0.1 million. Emerging Businesses represents new strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates and exhibit potential to complement our core site rental business. Because these businesses may be in the earlier stages of development, significant revenues have not been realized during the three months ended March 31, 2004 and 2005.

Crown Castle Mobile Media was formed to explore a potential offering of a digital video broadcast to handsets (“DVB-H”) service to capitalize on our U.S. nationwide license relating to five megahertz of spectrum in the 1670-1675 MHz band. Crown Castle Mobile Media has launched a test network of its DVB-H technology in Pittsburgh, Pennsylvania and is developing networks in certain select U.S. cities. Crown Castle Mobile Media had no revenues for the three months ended March 31, 2004 and 2005.

Crown Castle Solutions offers a hub-based, low visibility distributed antenna system, called OptiNet. OptiNet installations are attractive alternatives to a traditional tower site in areas where zoning or densities make a tower unfeasible. Base stations can be located up to ten miles away and connected to the distributed antenna system via dark fiber. Each antenna location in the distributed antenna network provides coverage in a radius of approximately one-half mile. Crown Castle Solutions had revenues of $0.0 million and $0.1 million for the three months ended March 31, 2004 and 2005, respectively.

The negative Adjusted EBITDA and net loss of $1.4 million and operating loss of $1.6 million for the three months ended March 31, 2005 primarily consists of the (1) operating losses associated with Crown Castle Solutions, and to a lesser extent (2) operating costs of the Crown Castle Mobile Media.

Corporate Office and Other

General and administrative expenses for the three months ended March 31, 2005 were $5.2 million, which is virtually unchanged from the three months ended March 31, 2004.

Restructuring charges were $0.0 million and $8.5 million for the three months ended March 31, 2004 and 2005, respectively. The increase is a result of $2.0 million of cash compensation charges and $6.4 million of non-cash compensation charges related to the aforementioned employee severance costs and stock compensation modifications, respectively, as a result of the consolidation of certain management functions.

The combined increase in interest and other income (expense) and interest expense and amortization of deferred financing costs for the three months ended March 31, 2005 from the three months ended March 31, 2004 reflects (1) the aforementioned purchase of $93.5 million of the 4% senior notes, which resulted in a loss of $82.6 million for the first quarter 2005 offset by (2) the aforementioned resultant lower interest expense from purchases, redemptions, and repayment of long-term debt in 2004 and the first quarter of 2005.

The remaining significant reconciling items between net income (loss) and Adjusted EBITDA include:

•	operating non-cash compensation charges, which represents the recognition of expense over the vesting period for restricted stock awards granted to executive and non-executive employees; and

•	income (loss) from discontinued operations consisting of the loss from OpenCell for the three months ended March 31, 2004 and 2005, and the income from CCUK for the three months ended March 2004.

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to:

(1) acquire sites, build new towers and make improvements to existing towers,

(2) make investments in emerging businesses that are complementary to our core site leasing business when the expected returns from such investments meet our investment return criteria; and

(3) continue to utilize a portion of our available cash balances to purchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

Our goal is to maximize net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our cash. However, due to risk factors, including those outlined below (see “Factors That Could Affect Future Results”), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, in addition to improving operating results, we seek to lower interest rates on debt through attractive refinancing opportunities. Such reductions can be made either by using a portion of our existing cash balances to purchase our debt securities, or with attractive refinancing opportunities.

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

Anticipated Financing Activity. We are exploring replacing the 2000 credit facility that was repaid during 2004 after the sale of CCUK with new senior indebtedness. We currently expect that the principal amount of any such new senior indebtedness would range from $1.3 billion to $1.9 billion. In addition, we could elect to purchase additional debt and preferred securities with the proceeds from any such new senior indebtedness and the remaining proceeds from the CCUK sale. Such purchases would likely be of our outstanding public debt securities or outstanding borrowings under Crown Atlantic’s credit facility, and could involve public market purchases, contractual redemptions or tender offers. We can provide no assurance that we can complete any such new financing or purchases of additional debt and preferred securities.

Liquidity Position. As of March 31, 2005, after giving effect to the April 2005 purchases of our 4% senior notes, and the purchases of our common shares in the public market, we had consolidated cash and cash equivalents of $233.5 million, consolidated long term debt of $1,710.3 million, consolidated redeemable preferred stock of $508.4 million and consolidated stockholders equity of $1,710.1 million. The cash and cash equivalents consisted of $192.4 million in our restricted group companies, inclusive of $18.5 million at CCAL and $41.4 million in an unrestricted investment subsidiary.

Operating Cash

Net Cash from Operations. A summary of our net cash provided by operating activities (from our consolidated statement of cash flows), is as follows:

	Three Months Ended March 31,
	2004	2005
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$(11,325)	$27,041

The net cash provided by operating activities increased by $38.3 million from a negative $11.3 million for the three months ended March 31, 2004 to $27.0 million for the three months ended March 31, 2005 due primarily to growth in our core site leasing, a decrease in cash interest paid and a decrease in trade receivables. Changes in working capital, and particularly changes in accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various senior notes issues.

Investing Activities

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows), is as follows:

Capital Expenditures

	Three Months Ended March 31,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2004	2005	2004	2005	2004	2005
	(In thousands of dollars)
CCUSA	$906	$2,649	$5,346	$4,553	$6,252	$7,202
CCAL	136	383	169	85	305	468
Emerging Businesses	44	103	—	1,783	44	1,886
Corporate Office and Other	—	43	—	—	—	43

Consolidated	$1,086	$3,178	$5,515	$6,421	$6,601	$9,599

Our capital expenditures can be separated into two general categories:

(1)	sustaining (which includes maintenance activities on our sites, vehicles, information technology equipment and office equipment), and

(2)	revenue generating (which includes tower improvements, enhancements to the structural capacity of our towers in order to support additional leasing, the construction of new towers, builds, land purchases and investment in emerging businesses).

For the first quarter of 2005, total capital expenditures were $9.6 million, of which 33.1% were for sustaining activities and 66.9% were for revenue generating activities. Capital expenditures increased $3.0 million from the three months ended March 31, 2004. The increase in the capital expenditures for the three months ended March 31, 2005 is primarily due to an increase in sustaining capital expenditures, which is consistent with our expectation for the on going maintenance activities on our sites.

Our decisions regarding the construction of new towers are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Financing Activities

For the three months ended March 31, 2004 and 2005, our net cash used for financing activities was $286.1 million and $200.0 million, respectively. The amount for 2004 and 2005 is largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure. The following is a summary of the significant financing transactions completed in the first quarter of 2005:

Purchase of Debt. In January of 2005, we utilized $175.4 million of our cash to purchase $93.5 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $1.7 million in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 8.6 million shares of common stock. The debt purchases resulted in losses of $82.6 million for the first quarter of 2005, consisting of the write-off of unamortized deferred financing costs ($2.4 million) and the excess of the total purchase price over the carrying value of the notes ($80.2 million). Such losses are included in interest and other income (expense) on the consolidated statement of operations for the three months ending March 31, 2005. After the January 2005 purchases, the conversion of all the outstanding 4% senior notes would result in the issuance of 8.2 million shares of common stock (see note 5).

In April of 2005, we utilized $43.7 million of cash to purchase $24.6 million in outstanding principal amount of its 4% senior notes, including accrued interest thereon of $0.2 million, in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 2.3 million shares of common stock. The debt purchases will result in losses of $19.5 million for the three months ending June 30, 2005, consisting of the write-off of unamortized deferred financing costs ($0.6 million) and the excess of the total purchase price over the carrying value of the notes ($18.9 million). Such losses will be included in interest and other income (expense) on the consolidated statement of operations for the three months ending June 30, 2005. After both the January and April purchases, the remaining amount of 4% senior notes is $64.0 million, which is convertible into 5.9 million shares of common stock.

Purchases of Common Stock. In April of 2005, we purchased 6.4 million shares of our common stock in public market transactions. We utilized $105.9 million in cash from an Unrestricted investment subsidiary to effect these purchases. We may choose to continue purchases of our common stock in the future.

The purchases of the 4% senior notes during January and April 2005 and the purchases of the common stock reduced potential future outstanding shares, as converted, by 10.9 million, and outstanding shares by 6.4 million, respectively.

Preferred Stock Dividend Repurchase. In March of 2005, we paid a quarterly dividend on the 8 1/4% Convertible Preferred Stock by issuing a total of 245,000 shares of its common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, we purchased the 245,000 shares of common stock from the dividend paying agent for a total of $4.1 million in cash. We utilized cash from an Unrestricted investment subsidiary to effect the stock purchase. We may choose to continue such issuances and repurchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock.

Financing restrictions. Our credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, pay dividends, make capital expenditures, undertake transactions with affiliates and make investments. These facilities also limit the ability of the borrowing subsidiaries to pay dividends.

Factors Affecting Sources of Liquidity

The primary factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants are:

(1) their current financial performance,

(2) their levels of indebtedness, and

(3) their debt service requirements.

Given the levels of indebtedness that we anticipate for our subsidiaries, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations.

As a holding company, CCIC will require distributions or dividends from our subsidiaries, or will be forced to use its remaining cash balances, to fund its debt obligations, including interest payments on the notes. The terms of the current and future indebtedness of our subsidiaries are likely to limit their ability to distribute cash to CCIC. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

If we are unable to refinance our indebtedness or renegotiate the terms of such debt prior to maturity, we may not be able to meet our debt service requirements, including interest payments on the notes, in the future. Our 4% senior notes, our 10 3/8% discount notes, our 9% senior notes, our 11 1/4% discount notes, our 9 1/2% senior notes, our 10 3/4% senior notes, our 9 3/8% senior notes, our 7.5% senior notes and our 7.5% Series B senior notes require annual cash interest payments of $3.5 million after giving effect to the April 2005 purchases, $1.2 million, $2.4 million, $1.2 million, $0.5 million, $46.0 million, $38.2 million, $22.5 million and $22.5 million, respectively.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $5.0 million and expire on various dates through February 2006.

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

Summarized financial information for (1) CCIC and our Restricted Subsidiaries and (2) our Unrestricted Subsidiaries is as follows:

	March 31, 2005
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidation Eliminations	Consolidated Total
	(In thousands of dollars)
Cash and cash equivalents	$235,935	$147,142	$—	$383,077
Other current assets	49,973	286	—	50,259
Assets of discontinued operations	—	3,048	—	3,048
Property and equipment, net	3,303,537	1,054	—	3,304,591
Investments in Unrestricted Subsidiaries	178,059	—	(178,059)	—
Investments in Restricted Group Subsidiaries	—	306,653	(306,653)	—
Goodwill	333,718	—	—	333,718
Deferred site rental receivable	87,657	—	—	87,657
Other assets, net	113,326	27,693	—	141,019

	$4,302,205	$485,876	$(484,712)	$4,303,369

Current liabilities	$340,142	$24	$—	$340,166
Liabilities of discontinued operations	—	640	—	640
Long-term debt, less current maturities	1,552,346	—	—	1,552,346
Deferred ground lease payable	120,282	—	—	120,282
Other liabilities	42,082	—	—	42,082
Minority interests	28,903	500	—	29,403
Redeemable preferred stock	508,374	—	—	508,374
Stockholders’ equity	1,710,076	484,712	(484,712)	1,710,076

	$4,302,205	$485,876	$(484,712)	$4,303,369

	Three Months Ended March 31, 2005
	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated Total
	(In thousands of dollars)
Net revenues	$157,105	$—	$157,105
Costs of operations (exclusive of depreciation, amortization and accretion)	59,113	35	59,148
General and administrative	22,465	82	22,547
Corporate development	—	432	432
Restructuring charges	8,477	—	8,477
Asset write-down charges	436	—	436
Depreciation, amortization and accretion	72,157	15	72,172

Operating loss	(5,543)	(564)	(6,107)
Interest and other income (expense)	(81,357)	(1,660)	(83,017)
Interest expense and amortization of deferred financing costs	(39,242)	(27)	(39,269)
Provision for income taxes	(144)	—	(144)
Minority interests	1,275	—	1,275

Loss from discontinued operations, net of tax	—	(1,499)	(1,499)

Net loss	$(125,011)	$(3,750)	$(128,761)

Tower Cash Flow and Adjusted Consolidated Cash Flow for CCIC and our Restricted Subsidiaries is as follows under the indentures governing the 4% senior notes, the 10 3/4% senior notes, the 9 3/8% senior notes, the 7.5% senior notes and the 7.5% Series B senior notes:

(In thousands of dollars)
Tower Cash Flow, for the three months ended March 31, 2005	$86,034

Consolidated Cash Flow, for the twelve months ended March 31, 2005	$386,434
Less: Tower Cash Flow, for the twelve months ended March 31, 2005	(418,838)
Plus: four times Tower Cash Flow, for the three months ended March 31, 2005	344,135

Adjusted Consolidated Cash Flow, for the twelve months ended March 31, 2005	$311,731

The amounts presented above for Tower Cash Flow, Consolidated Cash Flow and Adjusted Consolidated Cash Flow include the operating results from CCUK through August 31, 2004 (the date of sale).

Impact of Recently Issued Accounting Standards

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented at the beginning of the next fiscal year. As such, we will adopt the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. We expect that the adoption of SFAS 123(R) will increase its non-cash general and administrative compensation charges by approximately $3.6 million for the year ending 2006.

In March of 2005, the SEC staff issued guidance on SFAS 123(R), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March of 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a significant effect on our consolidated financial statements.

Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate the operating performance of the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with generally accepted accounting principles, or “GAAP”.

We define Adjusted EBITDA as a net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense, amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is the primary measure of profit and loss used by management for purposes of making decisions about allocating resources to our operating segments and assessing the performance of our operating segments;

•	it is the measure of current financial performance generally used in our debt covenant calculations;

•	although specific definitions may vary, it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization, and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios based on Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to our operating segments and assessing the performance of our operating segments;

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including preparation of our annual operating budget; and

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets.

There are material limitations to using a measure such as adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income (loss). Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

Critical Accounting Policies

Our critical accounting policies are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies as of December 31, 2004 are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004 contained in the Company’s 2004 Annual Report on Form 10-K. We have reviewed our policies and determined that the policies in place for the year ended December 31, 2004 remain critical accounting policies for the quarter ended March 31, 2005.

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss or consolidation of, network sharing among, or financial instability of any of our limited number of customers may materially decrease revenues.

•	Consolidations and mergers in the wireless industry could decrease the demand for our sites and may lead to reductions in our revenues and our ability to generate positive cash flows.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

•	Restrictive covenants in our debt instruments may limit our ability to take actions that may be in our best interests.

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	We operate in a competitive industry and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact the growth in our revenues.

•	2.5G/3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our sites and towers and may not be able to extend these leases.

•	We may need additional financing, which may not be available, for strategic growth opportunities.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	We are heavily dependent on our senior management.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We may suffer from future claims if radio frequency emissions from wireless handsets or equipment on our towers are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Our participation or failure to participate in a tower industry consolidation may be harmful to our business.

•	Disputes with customers and suppliers may adversely affect results.

•	We may suffer losses due to exposure to changes in foreign currency exchange rates relating to our operations in Australia.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate notes and debentures. As of March 31, 2005, we have approximately $158.0 million of floating rate indebtedness, of which $41.3 million has been effectively converted to fixed rate indebtedness through the use of an interest rate swap agreement. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact interest expense by approximately $1.0 million.

The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks.

The foreign currency exchange rates used to translate the 2004 and 2005 financial statements for CCAL were as follows:

CCAL (Australian dollar)
Average exchange rate for:

January 2004	0.7717
February 2004	0.7770
March 2004	0.7496

January 2005	0.7668
February 2005	0.7812
March 2005	0.7848

Ending exchange rate for:

December 2004	0.7805
March 2005	0.7729

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

The following changes in the Company’s internal control over financial reporting occurred during the fiscal quarter covered by this report:

(1)	as mentioned in the 2004 Form 10-K, the Company implemented additional review procedures over the selection and monitoring of the appropriate assumptions and factors affecting lease accounting during the fiscal quarter covered by this report; and

(2)	the Company also transitioned certain accounting and reporting functions to other existing accounting personnel of the Company as a result of the announced resignation of the Chief Accounting Officer on January 4, 2005.

There have been no other changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the first quarter of 2005:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	—	—	—	—
February 1 – February 28, 2005	—	—	—	—
March 1 – March 31, 2005 (1)	245,000	16.63	—	—

Total	245,000		—	—

(1)	In March 2005, we paid our quarterly dividend on the 8¼% convertible preferred stock by issuing a total of 245,000 shares of our common stock. As allowed by the Deposit Agreement relating to dividend payments on such preferred stock, on December 15, 2004, we purchased the 245,000 shares of common stock from the dividend paying agent in a private transaction. We may choose to continue issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock.
(2)	In addition to the common stock purchases shown in the table, in April 2005, we purchased 6,442,000 shares of our common stock in public market transactions. See note 11 to the consolidated financial statements in “Item 1. Financial Statements.”

ITEM 6.	EXHIBITS

Description:

11.1	Computation of Net Loss Per Common Share

12.1	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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