Form 10-Q
period 2005-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2005-08-08
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares of common stock outstanding at July 29, 2005: 217,273,939

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$566,707	$258,962
Receivables:
Trade, net of allowance for doubtful accounts of $6,577 and $3,832, respectively	16,369	8,941
Other	11,997	4,118
Inventories	4,781	4,318
Deferred site rental receivable	6,395	4,974
Prepaid expenses and other current assets	28,771	28,001
Restricted cash (note 4)	—	81,676
Assets of discontinued operations (note 1)	3,693	—

Total current assets	638,713	390,990
Restricted cash (note 4)	—	2,500
Property and equipment, net of accumulated depreciation of $1,361,355 and $1,497,167, respectively	3,368,166	3,242,818
Goodwill	333,718	333,718
Deferred site rental receivable	84,928	88,734
Deferred financing costs and other assets, net of accumulated amortization of $35,961 and $23,827, respectively	145,997	139,037

	$4,571,522	$4,197,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,168	$10,398
Accrued interest	43,308	8,701
Accrued compensation and related benefits	15,445	8,458
Deferred rental revenues and other accrued liabilities	116,326	117,130
Liabilities of discontinued operations (note 1)	568	—
Long-term debt, current maturities	97,250	52,927

Total current liabilities	285,065	197,614
Long-term debt, less current maturities	1,753,148	1,975,686
Deferred ground lease payable	116,874	123,812
Other liabilities	44,302	39,798

Total liabilities	2,199,389	2,336,910

Commitments and contingencies (note 8)
Minority interests	30,468	28,192
Redeemable preferred stock	508,040	508,709
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2004—224,064,124 and June 30, 2005—217,337,870	2,241	2,173
Additional paid-in capital	3,386,749	3,262,687
Accumulated other comprehensive income	54,476	51,462
Unearned stock compensation	(9,892)	(16,954)
Accumulated deficit	(1,599,949)	(1,975,382)

Total stockholders’ equity	1,833,625	1,323,986

	$4,571,522	$4,197,797

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenues:
Site rental	$132,507	$146,867	$262,687	$287,793
Network services and other	18,248	20,818	32,951	36,997

	150,755	167,685	295,638	324,790

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental (including non-cash compensation charges of $215, $71, $292 and $118, respectively)	45,618	47,759	90,220	95,439
Network services and other (including non-cash compensation charges of $109, $35, $148 and $59, respectively)	12,106	14,403	23,141	25,871
General and administrative (including non-cash compensation charges of $5,879, $1,647, $7,978 and $3,124, respectively)	27,367	23,890	49,633	46,437
Corporate development	371	787	810	1,219
Restructuring (credits) charges (including non-cash compensation charges of $0, $0, $0 and $6,424, respectively)	—	—	(33)	8,477
Asset write-down charges	1,868	555	3,816	991
Depreciation, amortization and accretion	70,473	72,712	141,216	144,884

	157,803	160,106	308,803	323,318

Operating income (loss)	(7,048)	7,579	(13,165)	1,472
Other income (expense):
Interest and other income (expense)	(1,311)	(202,635)	(26,727)	(285,652)
Interest expense and amortization of deferred financing costs	(56,568)	(35,393)	(113,890)	(74,662)

Loss from continuing operations before income taxes and minority interests	(64,927)	(230,449)	(153,782)	(358,842)
Provision for income taxes	(684)	(147)	(1,337)	(291)
Minority interests	(277)	798	(408)	2,073

Loss from continuing operations	(65,888)	(229,798)	(155,527)	(357,060)
Discontinued operations (note 1):
Income (loss) from discontinued operations, net of tax	15,108	(454)	28,110	(1,953)
Net gain on disposal of discontinued operations, net of tax	—	2,801	—	2,801

Income from discontinued operations, net of tax	15,108	2,347	28,110	848
Net loss	(50,780)	(227,451)	(127,417)	(356,212)
Dividends on preferred stock	(9,332)	(9,568)	(19,028)	(19,221)

Net loss after deduction of dividends on preferred stock	$(60,112)	$(237,019)	$(146,445)	$(375,433)

Net loss	$(50,780)	$(227,451)	$(127,417)	$(356,212)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34,119)	(2,433)	15,176	(4,106)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	604	(65)	170	21
Amounts reclassified into results of operations	894	655	1,874	1,070

Comprehensive loss	$(83,401)	$(229,294)	$(110,197)	$(359,227)

Per common share—basic and diluted:
Loss from continuing operations	$(0.34)	$(1.10)	$(0.79)	$(1.70)
Income from discontinued operations	0.07	01	0.13	—

Net loss	$(0.27)	$(1.09)	$(0.66)	$(1.70)

Common shares outstanding—basic and diluted (in thousands)	221,853	218,237	220,574	220,919

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(127,417)	$(356,212)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	141,216	144,884
Losses on purchases of long-term debt	24,367	281,121
Amortization of deferred financing costs and discounts on long-term debt	5,773	2,370
Non-cash compensation charges	8,418	9,725
Asset write-down charges	3,816	991
Minority interests	408	(2,073)
Equity in losses and write-downs of unconsolidated affiliates	2,578	4,921
(Income) loss from discontinued operations	(28,110)	(848)
Interest rate swap termination payments	—	655
Changes in assets and liabilities:
Increase (decrease) in accrued interest	(5,358)	(34,607)
Increase (decrease) in accounts payable	(791)	(1,750)
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	823	(924)
Decrease (increase) in receivables	1,930	15,151
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable and other assets	(2,182)	(1,833)

Net cash provided by (used for) operating activities	25,471	61,571

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	1,480	1,602
Capital expenditures	(19,244)	(21,932)
Investments in affiliates and other	(14,333)	—
Maturities of investments	62,650	—
Purchases of investments	(36,050)	—

Net cash provided by (used for) investing activities	(5,497)	(20,330)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000
Proceeds from issuance of capital stock	26,273	25,086
Purchases and redemptions of long-term debt	(267,359)	(1,793,291)
Payments under revolving credit agreements	(15,000)	(180,000)
Purchases of capital stock	(17,009)	(179,875)
Principal payments on long-term debt	(14,365)	—
Incurrence of financing costs	(412)	(29,665)
Initial funding of restricted cash	—	(48,968)
Net (increase) decrease in restricted cash	—	(35,208)
Interest rate swap payments	—	(6,381)
Dividends on preferred stock	—	(4,125)

Net cash provided by (used for) financing activities	(287,872)	(352,427)

Effect of exchange rate changes on cash	(921)	(532)
Discontinued operations (note 1)	51,892	3,973

Net decrease in cash and cash equivalents	(216,927)	(307,745)
Cash and cash equivalents at beginning of period	409,584	566,707

Cash and cash equivalents at end of period	$192,657	$258,962

Supplemental disclosure of cash flow information:
Interest paid	$111,925	$104,782
Income taxes paid (including $0 and $7,000 related to CCUK) (note 1)	337	7,291

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2004, and related notes thereto, included in the Annual Report on Form 10-K (“Form 10-K”) filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission. All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2005 and the consolidated results of operations for the three and six months ended June 30, 2004 and 2005, and the consolidated cash flows for the six months ended June 30, 2004 and 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. On August 31, 2004, the Company completed the sale of CCUK.

In January of 2005, the Company adopted a plan to exit the business of OpenCell Corp. (OpenCell), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. OpenCell was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. As a result, the Company has restated its financial statements to present the assets, liabilities, results of operations and cash flows of the business of OpenCell as amounts from discontinued operations. Such restatements have been made for all periods presented. On May 9, 2005, the Company completed the sale of OpenCell. The Company recognized a gain of $2,801,000 in the three month period ended June 30, 2005 related to the sale, calculated as follows:

(In thousands of dollars)
Proceeds from sale	$7,135
Net assets of discontinued operations	(2,472)
Fees and expenses	(1,422)
Severance costs	(440)

Net gain on disposal of OpenCell	$2,801

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and six months ended June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands of dollars, except per share amounts)
Net loss, as reported	$(50,780)	$(227,451)	$(127,417)	$(356,212)
Add: Stock-based employee compensation expense included in reported net loss	8,025	1,753	10,721	9,725
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,668)	(3,148)	(16,429)	(12,956)

Net loss, as adjusted	(53,423)	(228,846)	(133,125)	(359,443)
Dividends on preferred stock	(9,332)	(9,568)	(19,028)	(19,221)

Net loss applicable to common stock for basic and diluted computations, as adjusted	$(62,755)	$(238,414)	$(152,153)	$(378,664)

Loss per common share—basic and diluted:
As reported	$(0.27)	$(1.09)	$(0.66)	$(1.70)

As adjusted	$(0.28)	$(1.09)	$(0.69)	$(1.71)

2.	New Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented by the Company at the beginning of its next fiscal year. As such, the Company will adopt the provisions of SFAS 123(R) on January 1, 2006. As discussed above, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. The Company expects that the adoption of SFAS 123(R) will increase its non-cash compensation charges by approximately $450,000 for the year ending December 31, 2006 after consideration of reaching the performance target on 2,820,000 stock options with an exercise price of $8.70 per share. See note 11.

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

In May of 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), and Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”). SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a significant effect on its consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

3.	Goodwill and Other Intangible Assets

As of December 31, 2004 and June 30, 2005, the Company had consolidated goodwill of $333,718,000, all of which was at CCUSA.

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. A summary of other intangible assets with finite useful lives is as follows:

	Six Months Ended June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$97,050	$(17,622)	$79,428
Amortization expense	—	(4,278)	(4,278)

Balance at end of period	$97,050	$(21,900)	$75,150

Estimated annual amortization expense:
Years ending December 31, 2005 through 2009		$8,556

4.	Long-term Debt

Long-term debt consists of the following:

	December 31, 2004	June 30, 2005
	(In thousands of dollars)
Senior Secured Tower Revenue Notes due 2035	$—	$1,900,000
Crown Atlantic Credit Facility	180,000	—
4% Convertible Senior Notes due 2010	182,016	63,964
10 3/8% Senior Discount Notes due 2011	11,341	11,341
9% Senior Notes due 2011	26,133	26,133
11 1/4% Senior Discount Notes due 2011	10,700	10,700
9 1/2% Senior Notes due 2011	4,753	4,753
10 3/4% Senior Notes due 2011	428,280	9,976
9 3/8% Senior Notes due 2011	407,218	1,695
7.5% Senior Notes due 2013	299,995	51
7.5% Series B Senior Notes due 2013	299,962	—

	1,850,398	2,028,613
Less: current maturities	(97,250)	(52,927)

	$1,753,148	$1,975,686

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Senior Secured Tower Revenue Notes

On June 8, 2005, Crown Castle Towers LLC (“Issuer Entity”) and certain of its direct wholly owned subsidiaries (collectively, the “Issuers”) issued $1.9 billion aggregate principal amount of Senior Secured Tower Revenue Notes, Series 2005-1 (“Tower Revenue Notes”), pursuant to an indenture (“Indenture”) dated as of June 1, 2005, by and among the Issuers and JPMorgan Chase Bank, N.A., as trustee (“Indenture Trustee”) and an indenture supplement (“Indenture Supplement”) dated as of June 1, 2005, by and among the Issuers and the Indenture Trustee. All of the Issuers are indirect wholly owned subsidiaries of the Company. The Tower Revenue Notes were issued in five separate classes, each investment grade, as indicated in the table below. Each of the Class B, Class C and Class D Tower Revenue Notes are subordinated in right of payment to any other Class which has an earlier alphabetical designation.

Class	Initial Class Principal Balance
(in thousands of dollars)
Class A—FX	$948,460
Class A—FL	250,000
Class B	233,845
Class C	233,845
Class D	233,850

$1,900,000

The proceeds from the sale of the Tower Revenue Notes were used to fund the purchase of the Company’s tendered 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes (see “—Purchases of the Company’s Debt Securities”), to fund the redemption of the Company’s 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Senior Discount Notes and 11 3/4% Senior Discount Notes (see note 11) and to repay the Company’s outstanding Crown Atlantic Credit Facility (see “—Crown Atlantic Credit Facility”). In addition, on June 8, 2005, proceeds of $48,873,000 were used to fund certain reserve accounts pursuant to the Indenture for the Asset Entities (as defined below) for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the tower sites, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Those reserve accounts are classified as restricted cash on the consolidated balance sheet. The remaining proceeds were transferred to affiliates of the Issuers including the Company, which will use such proceeds for general corporate purposes.

The Issuer Entity is a special purpose entity that owns no assets other than, directly or indirectly, all of the equity interests of the entities holding substantially all of the United States and Puerto Rico towers of the Company (“Asset Entities”), totaling over 10,600. In connection with the issuance of the Tower Revenue Notes, the Issuer Entity and its subsidiaries were formed as, or converted into, special purpose entities that are prohibited from owning any assets other than their tower sites and related assets and from incurring any debt other than as contemplated by the Indenture. Approximately 4,919 tower sites are held by Crown Atlantic Company LLC (“Crown Atlantic”) and Crown Castle GT Company LLC (“Crown GT”), indirect subsidiaries of the Issuer Entity, whose governing instruments generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid to the Issuer Entity by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured directly by the cash flows or any other assets of, Crown Atlantic and Crown GT.

The Tower Revenue Notes are the obligations of the Issuers and are payable solely from assets and cash flows of the Issuers along with the distributions from the other Asset Entities. The Tower Revenue Notes are secured by the Issuers’ assignable personal property, the license agreements with the Issuers’ customers and the revenue thereunder and all of the Issuer Entity’s distributions received from the Asset Entities.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Interest due to the holders of the Tower Revenue Notes will be payable on the 15th of each month, commencing in July of 2005 (each, a “Payment Date”). The notes are fixed rate obligations of the Company with interest rates ranging from 4.643% to 5.612% (see “—Derivative Instrument Between Indenture Trustee and Noteholders”). As of June 30, 2005, the weighted average interest rate on the classes was 4.890%.

No principal payments on the Tower Revenue Notes are scheduled prior to the Payment Date in June of 2010 (“Anticipated Repayment Date”). On the Anticipated Repayment Date, payment in full is expected to occur for the Tower Revenue Notes based on the assumption that the Tower Revenue Notes are not prepaid in whole or in part prior to such date except that if the Issuers’ DSCR (as defined below) falls below 1.45 times as of the end of any calendar quarter, the Issuers will be required to make principal payments out of excess cash flow (as defined in the Indenture). The Issuers may not voluntarily prepay the Tower Revenue Notes in whole or in part at any time prior to the second anniversary of the closing date, except for prepayments (1) made to cure a breach of representation, warranty, or other default with respect to a particular tower site and (2) in connection with certain casualty and condemnation events. Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the Tower Revenue Notes are not paid in full on the Anticipated Repayment Date, the entire unpaid principal balance of the Tower Revenue Notes will be due and payable in full on the Payment Date in June of 2035. However, material penalties are imposed if the Issuers fail to repay the Tower Revenue Notes on Anticipated Repayment Date, including a significant increase in the interest rate and the application of all excess cash flows, after the payment of principal, interest, reserves and certain operating expenses to repay the Tower Revenue Notes.

On a monthly basis, the excess cash flows from the Issuer Entity and its subsidiaries, after the payment of principal, interest, reserves, and expenses, are distributed to the Company. The Tower Revenue Notes require the Issuers and the Company to each maintain a minimum debt service coverage ratio (“DSCR”). If the Issuers’ DSCR (defined as the ratio of the net cash flow (as defined in the Indenture) to the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the principal balance of the Tower Revenue Notes, assuming all Tower Revenue Notes then outstanding will be outstanding for such 12 month period), as of the end of any calendar quarter falls to 1.75 times or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company unless the Issuer’s DSCR exceeds 1.75 times for two consecutive calendar quarters. Similarly, if the Company’s DSCR, defined as the ratio of consolidated adjusted EBITDA for the trailing 12 month period to the sum of (a) the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the outstanding principal balance of the Tower Revenue Notes, assuming, among other things, all Tower Revenue Notes then outstanding will be outstanding for such 12 month period, and (b) the amount of interest that the Company will be required to pay over the succeeding 12 months on the principal balance of all other debt securities then outstanding based on the then current interest rate for such debt securities, as of the end of any calendar quarter falls to 2.00 or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company, and will not be released to the Company unless the Company’s DSCR exceeds 2.00 for two consecutive calendar quarters. If the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the Issuers will be applied to prepay the Tower Revenue Notes and will continue until the end of any calendar quarter for which the DSCR exceeds 1.45. The Issuers’ future DSCR will be affected by net cash flows which are primarily a result of new leasing activities on existing communications sites, existing tenant credit worthiness and lease renewals, ground lease extensions and the future expenses incurred to maintain their sites. As of June 30, 2005, the Issuers’ DSCR was 3.38 and the Company’s DSCR was 3.09.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Indenture contains certain covenants that require the Issuer Entity to provide the Indenture Trustee reasonable access rights to Asset Entities’ tower sites, including the right to conduct site investigations with respect to environmental matters; promptly notify the Indenture Trustee of any material adverse changes or the existence of an event of default under the Indenture; and provide regular financial reports.

CC Towers Guarantor LLC (“Guarantor”), a subsidiary of CC Towers Holding, a wholly owned indirect subsidiary of the Company and the direct parent of the Issuer Entity, guarantees all of the payment and other obligations of the Issuers under the Indenture. The Guarantor is a special purpose company established for the sole purpose of holding the equity interest of the Issuer Entity. As security for its guaranty, the Guarantor grants a first priority security interest in 100% of the equity interest of the Issuer Entity. The Guarantor owns no assets other than the equity interest of the Issuer Entity, is prohibited from acquiring any other assets or incurring any liabilities, and has no employees. No other affiliate of the Company guarantees repayment of the Tower Revenue Notes.

Derivative Instrument Between Indenture Trustee and Noteholders

On June 1, 2005, the Indenture Trustee and Morgan Stanley Capital Services, Inc., entered into a swap contract (“Swap Contract”) relating to the Class A—FL Tower Revenue Notes (“Swap Counterparty”). The Swap Contract was entered into to provide investors a floating rate note alternative, via exchanging a fixed rate paid by the Company into a floating rate coupon for investors. The Company is not party to the Swap Contract and has no obligations under the Swap Contract; rather, the Company’s obligation for interest relating to the Class A—FL Tower Revenue Notes is the same as the Class A—FX Tower Revenue Notes.

The Swap Contract provides that, on each Payment Date, commencing in July of 2005, the Indenture Trustee will pay interest at a fixed rate to the Swap Counterparty equal to the rate on the Class A—FX Notes on a notional amount equal to the Class A—FL Notes principal balance. In turn, the Swap Counterparty will pay interest at a rate equal to one-month LIBOR plus 0.380%. Required payments under the Swap Contract will be made by the Swap Counterparty or the Indenture Trustee on a net basis and deposited into a separate account which will be used to pay the holders of the Class A—FL Notes on any Payment Date.

Crown Atlantic Credit Facility

During the three months ended March 31, 2005 and June 30, 2005, Crown Atlantic utilized cash provided by its operations to repay $21,987,000 and $50,000,000, respectively, in outstanding borrowings under the Crown Atlantic Credit Facility. On June 8, 2005, the Company terminated the credit facility and repaid the remaining $108,013,000 in outstanding borrowings with proceeds from the Tower Revenue Notes.

Purchases of the Company’s Debt Securities

In January of 2005, the Company utilized $175,439,000 of its cash to purchase $93,500,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $1,744,000, in public market transactions. The debt purchases resulted in losses of $82,587,000 for the three months ended March 31, 2005, consisting of the write-off of unamortized deferred financing costs ($2,392,000) and the excess of the total purchase price over the carrying value of the notes ($80,195,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the six months ended June 30, 2005. The purchase eliminated the potential future conversion of the purchased notes into 8,633,000 shares of the Company’s common stock (“common stock”).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

In April of 2005, the Company utilized $43,650,000 of its cash to purchase $24,552,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $218,000, in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 2,267,000 shares of common stock. The debt purchases resulted in losses of $19,483,000 being recorded for the three months ended June 30, 2005, consisting of the write-off of unamortized deferred financing costs ($603,000) and the excess of the total purchase price over the carrying value of the notes ($18,880,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2005. After the January and April purchases, the remaining amount of 4% Convertible Senior Notes is $63,964,000, which is convertible into 5,906,000 shares of common stock.

On May 17, 2005, the Company commenced cash tender offers and consent solicitations for all of its outstanding 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes. On May 31, 2005, in accordance with the terms of the tender offers, the purchase prices were determined to be 106.422%, 110.480%, 113.856% and 113.856% of the outstanding principal amount at maturity for the 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes, respectively. Such purchase prices include a consent payment of $40.00 per $1,000 principal amount of the notes tendered on or prior to the consent date. In June of 2005, the Company (1) utilized approximately $461,029,000 of its cash to purchase the $418,304,000 in outstanding principal amount of the tendered 10 3/4% Senior Notes, including accrued interest thereon of $15,864,000, (2) utilized approximately $461,430,000 of its cash to purchase the $405,523,000 in outstanding principal amount of the tendered 9 3/8% Senior Notes, including accrued interest thereon of $13,412,000, (3) utilized approximately $341,903,000 of its cash to purchase the $299,944,000 in outstanding principal amount of the tendered 7.5% Senior Notes, including accrued interest thereon of $439,000, and (4) utilized approximately $341,954,000 of its cash to purchase the $299,962,000 in outstanding principal amount of the tendered 7.5% Series B Senior Notes, including accrued interest thereon of $437,000. The purchase of the tendered 10 3/4% Senior Notes resulted in a loss of $35,037,000 for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($8,176,000) and the excess of the total purchase price over the carrying value of the tendered notes ($26,861,000). The purchase of the tendered 9 3/8% Senior Notes resulted in a loss of $47,872,000 for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($5,377,000) and the excess of the total purchase price over the carrying value of the tendered notes ($42,495,000). The purchase of the tendered 7.5% Senior Notes resulted in a loss of $47,599,000 for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($6,079,000) and the excess of the total purchase price over the carrying value of the tendered notes ($41,520,000). The purchase of the tendered 7.5% Series B Senior Notes resulted in a loss of $48,543,000 for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($6,988,000) and the excess of the total purchase price over the carrying value of the tendered notes ($41,555,000).

On July 8, 2005, the Company redeemed the remaining outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Senior Discount Notes and 11 1/4% Senior Discount Notes. As such, these notes have been classified as current liabilities on the consolidated balance sheet. See note 11.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Company’s purchases of its debt securities in January, April, June and July of 2005, including the purchases pursuant to the tender offers discussed above and the redemptions, resulted in losses of $281,121,000, including the write-off of unamortized deferred financing costs of $29,615,000, for the six months ended June 30, 2005 and $2,676,000, including the write-off of unamortized deferred financing costs of $673,000, for the three months ending September 30, 2005. Such losses for the six months ended June 30, 2005 are included in interest and other income (expense) on the Company’s consolidated statement of operations. Such purchases and redemptions were as follows:

	Principal Amount and Carrying Value	Cash Paid		Losses on Purchase
		Six Months Ended June 30, 2005	Three Months Ending September 30, 2005	Six Months Ended June 30, 2005	Three Months Ending September 30, 2005
	(In thousands of dollars)
4% Convertible Senior Notes due 2010	$118,052	$217,127	$—	$(102,070)	$—
10 3/4% Senior Notes due 2011	418,304	445,165	—	(35,037)	—
9 3/8% Senior Notes due 2011	405,523	448,018	—	(47,872)	—
7.5% Senior Notes due 2013	299,944	341,464	—	(47,599)	—
7.5% Series B Senior Notes due 2013	299,962	341,517	—	(48,543)	—
9% Senior Notes due 2011	26,133	—	26,917	—	(1,214)
9 1/2% Senior Notes due 2011	4,753	—	4,979	—	(282)
10 3/8% Senior Discount Notes due 2011	11,341	—	11,733	—	(504)
11 1/4% Senior Discount Notes due 2011	10,700	—	11,302	—	(676)

	$1,594,712	$1,793,291	$54,931	$(281,121)	$(2,676)

The 4% Convertible Senior Notes, the 10 3/8% Senior Discount Notes, the 9% Senior Notes, the 11 1/4% Senior Discounts Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes (collectively, the “Debt Securities”) are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company’s subsidiaries. The indentures governing the Debt Securities (“Debt Securities Indentures”) placed restrictions on the Company’s ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. In conjunction with the aforementioned tender offers, along with the prior tender offers for the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes certain of the requirements in the related Debt Securities Indentures were removed via consents obtained in connection with the tendered notes. The amendments to the Debt Securities Indentures removed substantially all of the covenant limitations previously imposed on the Company by the Debt Securities Indentures.

Interest Rate Swap Agreements

On May 18, 2005, the Company entered into a five-year forward starting interest rate swap agreement (“Interest Rate Swap”) with a notional amount of $1.9 billion to fix its interest cash out flows, in contemplation of the $1.9 billion aggregate principal amount of Tower Revenue Notes that were issued on June 8, 2005, at 4.295% plus the applicable credit spread. The terms of the Interest Rate Swap call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 4.295%. On May 27, 2005, the effective date of the Interest Rate Swap, the Interest Rate Swap was terminated, resulting in a $5,726,000 settlement payment by the Company. The settlement payment is included in other assets and will be amortized into interest expense on the statement of operations on a straight-line basis through June 2010, the Anticipated

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Repayment Date on the $1.9 billion aggregate principal amount of Tower Revenue Notes. The amortization of the settlement payment into interest expense increases the effective interest rate paid by the Company on the Tower Revenue Notes by approximately 0.06%.

On June 8, 2005, in conjunction with the repayment of the Crown Atlantic Credit Facility, the Company paid $655,000 to terminate the interest rate swap agreement that had effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin.

Restricted Cash

Restricted cash represents the cash held in escrow pursuant to the Indenture governing the Tower Revenue Notes to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Based on the terms of the Indenture, all rental cash receipts each month are restricted and held by the Indenture Trustee. The monies held by the Indenture Trustee as of June 30, 2005 are classified as restricted cash. The monies held by the Indenture Trustee in excess of required reserve balances are subsequently released to the Company on the 15th calendar day following month end. On July 15, 2005, $24,451,000 of the restricted cash balance was released to the Company.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $7,780,000 and expire on various dates through May of 2007.

5.	Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2004	June 30, 2005
	(In thousands of dollars)
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$197,025	$197,230
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	311,015	311,479

	$508,040	$508,709

In March of 2005, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 245,000 shares of common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, the Company repurchased the 245,000 shares of common stock from the dividend paying agent for a total of $4,074,350 in cash. The Company may choose to continue such issuances and purchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on its preferred stock.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

In June of 2005, the Company used $4,125,000 of cash to pay its quarterly dividends on the 8 1/4% Convertible Preferred Stock.

6.	Stockholders’ Equity

Purchases of the Company’s Common Stock

During the three months ended June 30, 2005, the Company purchased 10,377,018 shares of common stock in public market transactions. The Company utilized $175,801,000 in cash to effect these purchases.

Restricted Common Stock

In February, March and April of 2005, the Company granted a total of 376,901 shares of restricted common stock to certain of its non-executive employees. These restricted shares had a weighted average grant-date fair value of $16.16 per share, determined based on the closing market price of the common stock on the grant dates. The restrictions on the shares will expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the common stock. In connection with these restricted shares, the Company will recognize non-cash compensation charges of approximately $6,092,000 over the vesting period. In order to reach the first target level for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $18.63 per share for 20 consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $21.42 per share and $24.64 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one third of these restricted shares. See note 11.

In February of 2005, the Company granted 317,005 shares of restricted common stock to certain of its executives. These restricted shares had a grant date fair value of $16.20 per share, determined based on the closing market price of the common stock on the grant date. The restrictions on the shares will expire in various amounts over the vesting period of four years if the market performance of the common stock reaches certain levels. Specifically, in the event the performance market target, $19.44 (20% above market price on the grant date) for 20 consecutive days during the vesting period, is met, 100% of any remaining shares not otherwise vested shall vest on the fourth anniversary of the grant date (February 24, 2009). Additionally, accelerated vesting of these restricted shares occurs in one third increments if and when the per share market price of the common stock closes at or above $18.63, $21.42, and $24.64 per share, respectively for 20 consecutive trading days. However, in the event the common stock has not achieved the performance market target of $19.44 per share for 20 consecutive days during the vesting period, any remaining amounts unvested are subject to forfeiture at the end of the vesting period. In connection with these restricted shares, the Company will recognize non-cash compensation charges of approximately $5,135,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested. See note 11.

Compensation Charges Related to Stock Awards

In February and June of 2005, the Company issued 35,650 and 5,357 shares, respectively, of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $16.20 and $16.80 per share, respectively. In connection with these shares, the Company recognized non-cash compensation charges of approximately $668,000 for the six months ended June 30, 2005.

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

Per share information is based on the weighted-average number of shares of common stock outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential shares of common stock resulting from the assumed conversion of outstanding stock options, warrants, convertible preferred stock and convertible senior notes for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(In thousands of dollars, except per share amounts)
Loss from continuing operations	$(65,888)	$(229,798)	$(155,527)	$(357,060)
Dividends on preferred stock	(9,332)	(9,568)	(19,028)	(19,221)

Loss from continuing operations applicable to common stock for basic and diluted computations	(75,220)	(239,366)	(174,555)	(376,281)
Income from discontinued operations	15,108	2,347	28,110	848

Net loss applicable to common stock for basic and diluted computations	$(60,112)	$(237,019)	$(146,445)	$(375,433)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	$221,853	$218,237	$220,574	$220,919

Per common share—basic and diluted:
Loss from continuing operations	$(0.34)	$(1.10)	$(0.79)	$(1.70)
Income from discontinued operations	0.07	.01	0.13	—

Net loss	$(0.27)	$(1.09)	$(0.66)	$(1.70)

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

	June 30,
	2004	2005
	(In thousands)
Options to purchase shares of common stock	15,800	11,853
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	—
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at par beginning on October 1, 2005)	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,398	1,512
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	21,237	5,906

Total potential common shares	56,142	35,978

As of June 30, 2005, outstanding stock options include (1) 266,000 options at exercise prices ranging from $-0- to $4.00 per share and a weighted-average exercise price of $2.65 per share, (2) 6,651,000 options at exercise prices ranging from $4.01 to $20.00 per share and a weighted-average exercise price of $11.65 per share, and (3) 4,936,000 options at exercise prices ranging from $20.01 to $39.75 per share and a weighted-average exercise price of $26.75 per share.

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

On November 4, 2004, the Company entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). Following this transaction, the Company has combined the Crown Atlantic operating segment with the CCUSA operating segment. As a result of acquiring this remaining interest, segment data has been restated for all periods presented to include Crown Atlantic in the CCUSA operating segment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Company has pursued and is currently pursuing emerging strategic opportunities and adjacent businesses, including Crown Castle Mobile Media and Crown Castle Solutions. These businesses have been reclassified to the new segment Emerging Businesses. Crown Castle Mobile Media had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the three months ended March 31, 2005, and segment information for all periods presented has been restated.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”. There are no significant revenues resulting from transactions between the Company’s operating segments.

	Three Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$133,540	$13,260	$67	$—	$146,867
Network services and other	19,082	1,736	—	—	20,818

	152,622	14,996	67	—	167,685

Costs of operations (exclusive of depreciation, amortization and accretion)	56,342	5,311	509	—	62,162
General and administrative	14,726	3,256	778	5,130	23,890
Corporate development	—	—	787	—	787
Restructuring charges	—	—	—	—	—
Asset write-down charges	302	253	—	—	555
Depreciation, amortization and accretion	65,469	6,997	178	68	72,712

Operating income (loss)	15,783	(821)	(2,185)	(5,198)	7,579
Interest and other income (expense)	(153)	205	—	(202,687)	(202,635)
Interest expense and amortization of deferred financing costs	(7,434)	(1,102)	(1)	(26,856)	(35,393)
Provision for income taxes	—	(147)	—	—	(147)
Minority interests	—	798	—	—	798

Income (loss) from continuing operations	8,196	(1,067)	(2,186)	(234,741)	(229,798)
Income from discontinued operations, net of tax	—	—	—	2,347	2,347

Net income (loss)	$8,196	$(1,067)	$(2,186)	$(232,394)	$(227,451)

Capital expenditures	$8,372	$584	$3,375	$2	$12,333

Total assets (at period end)	$3,682,987	$270,036	$19,807	$224,967	$4,197,797

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Six Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$264,232	$23,433	$128	$—	$287,793
Network services and other	33,220	3,777	—	—	36,997

	297,452	27,210	128	—	324,790

Costs of operations (exclusive of depreciation, amortization and accretion)	109,630	10,816	864	—	121,310
General and administrative	28,574	6,092	1,430	10,341	46,437
Corporate development	—	—	1,219	—	1,219
Restructuring charges	—	—	—	8,477	8,477
Asset write-down charges	738	253	—	—	991
Depreciation, amortization and accretion	130,310	14,059	361	154	144,884

Operating income (loss)	28,200	(4,010)	(3,746)	(18,972)	1,472
Interest and other income (expense)	876	509	—	(287,037)	(285,652)
Interest expense and amortization of deferred financing costs	(10,014)	(2,120)	(1)	(62,527)	(74,662)
Provision for income taxes	—	(291)	—	—	(291)
Minority interests	—	2,073	—	—	2,073

Income (loss) from continuing operations	19,062	(3,839)	(3,747)	(368,536)	(357,060)
Income from discontinued operations, net of tax	—	—	—	848	848

Net income (loss)	$19,062	$(3,839)	$(3,747)	$(367,688)	$(356,212)

Capital expenditures	$15,574	$1,052	$5,261	$45	$21,932

Total assets (at period end)	$3,682,987	$270,036	$19,807	$224,967	$4,197,797

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended June 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$121,058	$11,449	$—	$—	$132,507
Network services and other	17,085	1,123	40	—	18,248

	138,143	12,572	40	—	150,755

Costs of operations (exclusive of depreciation, amortization and accretion)	52,828	4,594	302	—	57,724
General and administrative	17,150	2,656	520	7,041	27,367
Corporate development	—	—	—	371	371
Restructuring charges	—	—	—	—	—
Asset write-down charges	1,868	—	—	—	1,868
Depreciation, amortization and accretion	63,621	6,748	51	53	70,473

Operating income (loss)	2,676	(1,426)	(833)	(7,465)	(7,048)
Interest and other income (expense)	550	(489)	—	(1,372)	(1,311)
Interest expense and amortization of deferred financing costs	(18,103)	(1,357)	—	(37,108)	(56,568)
Provision for income taxes	(500)	(184)	—	—	(684)
Minority interests	(1,411)	1,134	—	—	(277)

Loss from continuing operations	(16,788)	(2,322)	(833)	(45,945)	(65,888)
Income (loss) from discontinued operations, net of tax	(1,347)	—	—	16,455	15,108

Net loss	$(18,135)	$(2,322)	$(833)	$(29,490)	$(50,780)

Capital expenditures	$11,685	$280	$632	$46	$12,643

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Six Months Ended June 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$241,984	$20,703	$—	$—	$262,687
Network services and other	30,573	2,327	51	—	32,951

	272,557	23,030	51	—	295,638

Costs of operations (exclusive of depreciation, amortization and accretion)	103,283	9,456	622	—	113,361
General and administrative	30,844	5,051	1,274	12,464	49,633
Corporate development	—	—	—	810	810
Restructuring charges	—	—	—	(33)	(33)
Asset write-down charges	3,816	—	—	—	3,816
Depreciation, amortization and accretion	126,888	13,982	96	250	141,216

Operating income (loss)	7,726	(5,459)	(1,941)	(13,491)	(13,165)
Interest and other income (expense)	(72)	(321)	—	(26,334)	(26,727)
Interest expense and amortization of deferred financing costs	(36,807)	(2,460)	—	(74,623)	(113,890)
Provision for income taxes	(1,000)	(337)	—	—	(1,337)
Minority interests	(3,085)	2,677	—	—	(408)

Loss from continuing operations	(33,238)	(5,900)	(1,941)	(114,448)	(155,527)
Income (loss) from discontinued operations, net of tax	(1,347)	—	—	29,457	28,110

Net loss	$(34,585)	$(5,900)	$(1,941)	$(84,991)	$(127,417)

Capital expenditures	$17,937	$585	$676	$46	$19,244

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$8,196	$(1,067)	$(2,186)	$(232,394)	$(227,451)
Adjustments:
Income from discontinued operations, net of tax	—	—	—	(2,347)	(2,347)
Minority interests	—	(798)	—	—	(798)
Provision for income taxes	—	147	—	—	147
Interest expense and amortization of deferred financing costs	7,434	1,102	1	26,856	35,393
Interest and other income (expense)	153	(205)	—	202,687	202,635
Depreciation, amortization and accretion	65,469	6,997	178	68	72,712
Operating non-cash compensation charges	789	107	133	724	1,753
Asset write-down charges	302	253	—	—	555
Restructuring charges (credits), including non-cash compensation	—	—	—	—	—

Adjusted EBITDA	$82,343	$6,536	$(1,874)	$(4,406)	$82,599

	Six Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$19,062	$(3,839)	$(3,747)	$(367,688)	$(356,212)
Adjustments:
Income from discontinued operations, net of tax	—	—	—	(848)	(848)
Minority interests	—	(2,073)	—	—	(2,073)
Provision for income taxes	—	291	—	—	291
Interest expense and amortization of deferred financing costs	10,014	2,120	1	62,527	74,662
Interest and other income (expense)	(876)	(509)	—	287,037	285,652
Depreciation, amortization and accretion	130,310	14,059	361	154	144,884
Operating non-cash compensation charges	1,303	121	161	1,716	3,301
Asset write-down charges	738	253	—	—	991
Restructuring charges, including non-cash compensation	—	—	—	8,477	8,477

Adjusted EBITDA	$160,551	$10,423	$(3,224)	$(8,625)	$159,125

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended June 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net loss	$(18,135)	$(2,322)	$(833)	$(29,490)	$(50,780)
Adjustments:
Income (loss) from discontinued operations, net of tax	1,347	—	—	(16,455)	(15,108)
Minority interests	1,411	(1,134)	—	—	277
Provision for income taxes	500	184	—	—	684
Interest expense and amortization of deferred financing costs	18,103	1,357	—	37,108	56,568
Interest and other income (expense)	(550)	489	—	1,372	1,311
Depreciation, amortization and accretion	63,621	6,748	51	53	70,473
Operating non-cash compensation charges	3,468	26	—	2,709	6,203
Asset write-down charges	1,868	—	—	—	1,868
Restructuring charges, including non-cash compensation charges	—	—	—	—	—

Adjusted EBITDA	$71,633	$5,348	$(782)	$(4,703)	$71,496

	Six Months Ended June 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net loss	$(34,585)	$(5,900)	$(1,941)	$(84,991)	$(127,417)
Adjustments:
Income (loss) from discontinued operations, net of tax	1,347	—	—	(29,457)	(28,110)
Minority interests	3,085	(2,677)	—	—	408
Provision for income taxes	1,000	337	—	—	1,337
Interest expense and amortization of deferred financing costs	36,807	2,460	—	74,623	113,890
Interest and other income (expense)	72	321	—	26,334	26,727
Depreciation, amortization and accretion	126,888	13,982	96	250	141,216
Operating non-cash compensation charges	4,452	41	—	3,925	8,418
Asset write-down charges	3,816	—	—	—	3,816
Restructuring charges (credits), including non-cash compensation charges	—	—	—	(33)	(33)

Adjusted EBITDA	$142,882	$8,564	$(1,845)	$(9,349)	$140,252

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The components of non-cash compensation are as follows:

	Three Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$71	$—	$—	$—	$71
Network services costs of operations	35	—	—	—	35
General and administrative expenses	683	107	133	724	1,647

Operating non-cash compensation charges	789	107	133	724	1,753
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$789	$107	$133	$724	$1,753

	Six Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$118	$—	$—	$—	$118
Network services costs of operations	59	—	—	—	59
General and administrative expenses	1,126	121	161	1,716	3,124

Operating non-cash compensation charges	1,303	121	161	1,716	3,301
Restructuring charges	—	—	—	6,424	6,424

Total non-cash compensation	$1,303	$121	$161	$8,140	$9,725

	Three Months Ended June 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$215	$—	$—	$—	$215
Network services and other costs of operations	109	—	—	—	109
General and administrative expenses	3,144	26	—	2,709	5,879

Operating non-cash compensation charges	3,468	26	—	2,709	6,203
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$3,468	$26	$—	$2,709	$6,203

	Six Months Ended June 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$292	$—	$—	$—	$292
Network services and other costs of operations	148	—	—	—	148
General and administrative expenses	4,012	41	—	3,925	7,978

Operating non-cash compensation charges	4,452	41	—	3,925	8,418
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$4,452	$41	$—	$3,925	$8,418

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

10.	Restructuring Charges and Asset Write-Down Charges

During the first quarter of 2005, the Company completed the consolidation of certain management functions as a result of the sale of CCUK. In connection with this restructuring, the Company recorded cash charges of $2,053,000 for the three months ended March 31, 2005 related to employee severance payments. In addition to the cash charges, during this same period the Company recorded non-cash compensation charges of $6,424,000 in connection with the modification of stock options and restricted stock awards for certain terminated executives (see note 6).

At December 31, 2004 and June 30, 2005, other accrued liabilities include $1,942,000 and $2,319,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Six Months Ended June 30, 2005
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$—	$538	$538
Costs of office closures and other	1,404	—	1,404

	1,404	538	1,942

Amounts charged to expense:
Employee severance	—	2,053	2,053
Costs of office closures and other	—	—	—

Total restructuring charges	—	2,053	2,053

Amounts paid:
Employee severance	—	(1,573)	(1,573)
Costs of office closures and other	(103)	—	(103)

	(103)	(1,573)	(1,676)

Amounts accrued at end of period:
Employee severance	—	1,018	1,018
Costs of office closures and other	1,301	—	1,301

	$1,301	$1,018	$2,319

During the six months ended June 30, 2004 and 2005, the Company abandoned or disposed of certain tower sites and recorded asset write-down charges of $3,816,000 and $991,000, respectively.

11.	Subsequent Events

Redemption of Notes

On July 8, 2005, the Company redeemed the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Senior Discount Notes and 11 3/4% Senior Discount Notes (“Redeemed Notes”). The Company utilized approximately $56,172,000 to redeem the $52,927,000 in outstanding principal amount of the Redeemed Notes, including accrued interest of $1,241,000. The redemptions resulted in losses of $2,676,000 that will be included in interest and other income (expense) on the Company’s consolidated statement of operations for the three months ending September 30, 2005.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Investment in FiberTower Corporation

On July 8, 2005, the Company invested an additional $55,000,000 in FiberTower Corporation (“FiberTower”), a privately-held provider of wireless backhaul services. Concurrent with the Company’s investment, FiberTower raised a total of $150,000,000 through an equity offering. The Company owns a 36% minority interest position (without dilution) in FiberTower. The investment in FiberTower is included in deferred financing costs and other assets on the Company’s consolidated balance sheet.

Acquisition

On July 11, 2005, the Company signed a definitive agreement to purchase 467 towers, primarily in the Detroit, Dallas and New Orleans metropolitan areas, from affiliates of Trintel Communications, Inc. (“Trintel”) for approximately $145,000,000. Trintel’s portfolio currently produces approximately $14,400,000 in annualized site rental revenues and approximately $9,000,000 in annualized site rental gross margin. On August 1, 2005, the Company completed the purchase of the Trintel towers. The Company funded the acquisition entirely through borrowings under its 2005 Credit Facility (see below).

Restricted Common Stock

On July 19, 2005, the market performance of the common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This second target level was reached when the market price of the common stock closed at or above $18.52 per share (125% of the first target level of $14.81 per share) for 20 consecutive days. As a result, the restrictions expired with respect to an additional one third of such shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,957,000 in continuing operations and $719,000 in loss from discontinued operations (for the vesting of shares related to former CCUK employees of the Company), respectively, for the three months ending September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 130,672 of such shares of common stock (at a price of $20.28 per share) for a total of $2,650,000 in cash.

On July 19, 2005, the market performance of the Company’s stock reached the first target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This first target level was reached when the market price of the common stock closed at or above $18.63 per share (approximately 115% of the base price of $16.20 per share for executives and non-executive employees) for 20 consecutive days. As a result, the restrictions expired with respect to one third of such shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,362,000 for executives and $1,312,000 for non-executive employees, respectively, for the three months ending September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 76,090 of such shares of common stock (at a price of $20.28 per share) for a total of $1,543,000 in cash.

On July 20, 2005, the market performance of the common stock reached the performance market target, $19.44 per share (20% above market price at the grant date), stipulated in the executive’s restricted stock agreements relating to the restricted stock awards granted in the first quarter of 2005. As a result, 100% of the executive’s remaining restricted common stock relating to such awards will vest on the fourth anniversary of the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

grant date (February 24, 2009), if not earlier based on stock market performance. Accelerated vesting of the remaining restricted common stock would still occur if and when the market price of the Company’s stock closed at or above $21.42 and $24.64 per share, respectively, for 20 consecutive days.

Stock Options

On July 22, 2005, 2,820,000 stock options granted on September 25, 2001, with an exercise price of $8.70 per share, reached the performance target, $20.00 per share for 20 consecutive days, stipulated in the stock option award grant certificate. As a result, 100% of the stock options will have vested by September 25, 2005, the fourth anniversary of the grant date. Reaching the performance target reduced the expected compensation charge to be recorded on the adoption of SFAS 123(R) from $3,090,000 to $450,000 for the year ending December 31, 2006.

2005 Credit Facility

On August 1, 2005, a subsidiary of the Company entered into a credit agreement with a syndicate of banks on a $275,000,000 revolving credit facility (“2005 Credit Facility”). The 2005 Credit Facility is a 364 day facility. Borrowings under the 2005 Credit Facility may be used for general corporate purposes, including capital expenditures, acquisitions, common stock purchases and dividends. Under the terms of the facility, the Company may use up to $100,000,000 of the borrowings for stock purchases and dividends. Borrowings under the facility will bear interest at a rate per annum of 200 to 275 basis points (based on interest expense coverage) plus LIBOR.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of June 30, 2005 and our consolidated results of operations for the three-month and six-month periods ended June 30, 2004 and 2005. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other non-historical statements in this discussion are forward-looking statements. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “plan,” “targets” or “may” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Factors That Could Affect Future Results”. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update such forward-looking statements.

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

Management Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of June 30, 2005, we owned, leased or managed 11,994 towers, including 10,606 towers in the United States and Puerto Rico and 1,388 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 85% of our property interests in such sites being pursuant to ground lease, sublease or license as of June 30, 2005. Our customers currently include many of the world’s major wireless communications companies, including Cingular Wireless, Verizon Wireless, T-Mobile, Nextel, Sprint PCS, Alltel, Vodafone Australia and SingTel Optus, and approximately 73% of our revenues are derived from investment grade customers.

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease, agreement or contract with such terms generally ranging from five years to ten years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. Several agreements provide for rent-free periods at the beginning of the lease term, while others call for rent to be prepaid for some period. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods.

Network services revenues generally represent installation of antennas, lines, and construction services for co-locations on our towers, and are generally recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in relatively short periods of time and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been completed. Costs and revenues associated with contracts not complete at the end of a period are deferred and recognized when the installation becomes operational. Any losses on contracts are recognized at such time as they become known.

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

Net revenues grew by 11.2% and 9.9% for the three and six months ended June 30, 2005, respectively, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing tower sites and contractual escalations on existing leases with variable escalations. New tenant additions and modifications were influenced by on-going demand for additional wireless communication sites primarily due to the continued strong growth in the usage of wireless minutes and introduction of new data services by wireless carriers. In our opinion, these wireless usage and data trends are indications of the on-going migration from wireline telephony to wireless telephony services and, if such trends continue, it would be favorable for our industry. We believe the demand for new communication sites will continue, although possibly not at the levels experienced in 2004.

Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments annually, quarterly, or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options.

Gross margins (net revenues less cost of operations) grew by 13.4% and 11.6% for the three and six months ended June 30, 2005, respectively, which was primarily driven by the increase in site rental revenues. The incremental margin percentage on the site rental revenue growth of $14.3 million and $25.0 million for the three and six months ended June 30, 2005 was 85.1% and 79.2%, respectively, reflecting the relatively fixed nature of the costs to operate our towers.

We issued $1.9 billion in notes during June of 2005. The notes are investment grade and are secured by the personal property, license agreements and revenues related to our towers located in the United States and Puerto Rico. Net proceeds from the notes of $1,631.1 million were used to purchase and redeem $1,476.7 million carrying value of existing high yield debt during June and July of 2005 and to repay our previously outstanding Crown Atlantic credit facility. These purchases and redemptions resulted in losses of $179.1 million and $2.7 million during June and July of 2005, respectively. The annual run rate interest expense should be reduced by approximately $53.0 million after the issuance of the notes with a weighted average interest rate of 4.890% and the purchases and redemptions of debt occurring through July of 2005.

We believe this refinancing will provide us significantly more flexibility to invest the cash flow produced, in activities that are expected to provide the greatest risk-adjusted returns. Those activities could include acquiring or building towers, improving existing towers, making investments in adjacent businesses including emerging businesses, or purchasing our own stock or debt securities. We did purchase 10.4 million shares of our common stock in public market transactions utilizing $175.8 million in cash to effect these purchases. These purchases of common stock in April, May and June of 2005 combined with purchases of the 4% senior notes during January and April of 2005 reduced outstanding shares by 10.4 million, and potential future outstanding shares by 10.9 million, respectively. Also, in July of 2005, we did purchase 467 towers from affiliates of Trintel for approximately $145,000,000 and we invested $55,000,000 in FiberTower, a privately-held provider of wireless backhaul services. Investing in activities that are expected to provide us with the greatest risk-adjusted returns, like the recent purchases of common stock, acquisition of towers and investment in FiberTower, are anticipated to be on-going activities.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2005 and 2004

On June 28, 2004, we signed a definitive agreement to sell CCUK to an affiliate of National Grid. CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. We completed the sale of CCUK on August 31, 2004.

In January of 2005, we adopted a plan to exit the business of OpenCell. As a result, we have restated our financial statements to present the assets, liabilities, results of operations and cash flows of the business of OpenCell as amounts from discontinued operations. Such restatements have been made for all periods presented. On May 9, 2005, we sold OpenCell to a company in the business of developing and manufacturing wireless equipment, including distributing antenna systems. As part of the transaction, we have a product procurement arrangement that permits us to continue the purchase of equipment for the Crown Castle Solutions business.

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2005		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$132,507	87.9%	$146,867	87.6%	$14,360	10.8%
Network services and other	18,248	12.1%	20,818	12.4%	2,570	14.1%

	150,755	100.0%	167,685	100.0%	16,930	11.2%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	45,618	34.4%	47,759	32.5%	2,141	4.7%
Network services and other	12,106	66.3%	14,403	69.2%	2,297	19.0%

Total cost of operations	57,724	38.3%	62,162	37.1%	4,438	7.7%
General and administrative	27,367	18.2%	23,890	14.2%	(3,477)	(12.7)%
Corporate development	371	0.3%	787	0.5%	416	112.1%
Restructuring charges (credits)	—	—	—	—	—	—
Asset write-down charges	1,868	1.2%	555	0.3%	(1,313)	*
Depreciation, amortization and accretion	70,473	46.7%	72,712	43.4%	2,239	3.2%

Operating income (loss)	(7,048)	(4.7)%	7,579	4.5%	14,627	207.5%
Other income (expense):
Interest and other income (expense)	(1,311)	(0.9)%	(202,635)	(120.8)%	(201,324)	*
Interest expense and amortization of deferred financing costs	(56,568)	(37.5)%	(35,393)	(21.1)%	21,175	*

Loss before income taxes and minority interests	(64,927)	(43.1)%	(230,449)	(137.4)%	(165,522)	*
Provision for income taxes	(684)	(0.4)%	(147)	(0.1)%	537	*
Minority interests	(277)	(0.2)%	798	0.5%	1,075	*

Loss from continuing operations	(65,888)	(43.7)%	(229,798)	(137.0)%	(163,910)	*
Income from discontinued operations, net of tax	15,108	10.0%	2,347	1.4%	(12,761)	*

Net loss	$(50,780)	(33.7)%	$(227,451)	(135.6)%	$(176,671)	*

*:	Percentage is not meaningful

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2005		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$262,687	88.9%	$287,793	88.6%	$25,106	9.6%
Network services and other	32,951	11.1%	36,997	11.4%	4,046	12.3%

	295,638	100.0%	324,790	100.0%	29,152	9.9%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	90,220	34.3%	95,439	33.2%	5,219	5.8%
Network services and other	23,141	70.2%	25,871	69.9%	2,730	11.8%

Total cost of operations	113,361	38.3%	121,310	37.3%	7,949	7.0%
General and administrative	49,633	16.8%	46,437	14.3%	(3,196)	(6.4)%
Corporate development	810	0.3%	1,219	0.4%	409	50.5%
Restructuring charges (credits)	(33)	—	8,477	2.6%	8,510	*
Asset write-down charges	3,816	1.3%	991	0.3%	(2,825)	(74.0)%
Depreciation, amortization and accretion	141,216	47.8%	144,884	44.6%	3,668	2.6%

Operating income (loss)	(13,165)	(4.5)%	1,472	0.5%	14,637	111.2%
Other income (expense):
Interest and other income (expense)	(26,727)	(9.0)%	(285,652)	(88.0)%	(258,925)	*
Interest expense and amortization of deferred financing costs	(113,890)	(38.5)%	(74,662)	(23.0)%	39,228	*

Loss before income taxes and minority interests	(153,782)	(52.0)%	(358,842)	(110.5)%	(205,060)	*
Provision for income taxes	(1,337)	(0.5)%	(291)	(0.1)%	1,046	*
Minority interests	(408)	(0.1)%	2,073	0.6%	2,481	*

Loss from continuing operations	(155,527)	(52.6)%	(357,060)	(110.0)%	(201,533)	*
Income from discontinued operations, net of tax	28,110	9.5%	848	0.3%	(27,262)	*

Net loss	$(127,417)	(43.1)%	$(356,212)	(109.7)%	$(228,795)	*

*:	Percentage is not meaningful

Consolidated Results

Net revenues for the three months ended June 30, 2005 were $167.7 million representing an increase of $16.9 million or 11.2% over the three months ended June 30, 2004. Net revenues for the six months ended June 30, 2005 were $324.8 million representing an increase of $29.2 million or 9.9% over the six months ended June 30, 2004. The revenue growth was primarily driven by site rental revenues from (1) new tenant additions (or modifications to existing installations) after July 1, 2004 on existing tower sites (2) contractual escalations on existing leases with variable escalations and (3) renewal of certain leases and associated step up in the straight-line rents. Typically, the site rental revenues result from long-term (five to ten year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year greater than 95% of our site rental revenues has been contracted for in a prior year and is of a recurring nature. In addition to the increase in site rental revenues, network services revenues for the three months ended June 30, 2005 increased by

$2.6 million or 14.1% from the three months ended June 30, 2004 and by $4.0 million or 12.3% for the six months ended June 30, 2005 from the six months ended June 30, 2004, which reflects the variable nature of the network services business.

Site rental gross margins (net site rental revenues less site rental costs of operations) increased by $12.2 million or 14.1% to $99.1 million, or 67.5% of site rental revenues, for the three months ended June 30, 2005 from $86.9 million or 65.6% of site rental revenues for the three months ended June 30, 2004. The $12.2 million incremental margin represents 85.1% of the related increase in site rental revenues for the three months ended June 30, 2005, reflecting the relatively fixed nature of the costs to operate our towers.

Site rental gross margins increased by $19.9 million or 11.5% to $192.4 million, or 66.8% of site rental revenues, for the six months ended June 30, 2005 from $172.5 million or 65.7% of site rental revenues for the six months ended June 30, 2004. The $19.9 million incremental margin represents 79.2% of the related increase in site rental revenues for the six months ended June 30, 2005, reflecting the relatively fixed nature of the costs to operate our towers.

Margins on site rental revenues were impacted by the non-cash portions of site rental revenues, ground lease expense and compensation charges. A summary of the non-cash portions of our site rental revenues, ground lease expense and compensation charges and resulting impact on our site rental gross margins is as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	Amount	Amount
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$2,405	$4,033
Amounts attributable to straight-line recognition of fixed escalations	1,063	2,386

Total	$3,468	$6,419

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	$3,530	$6,938

Non-cash compensation charges	$71	$118

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	$2,405	$4,033
Amounts attributable to straight-line recognition of fixed escalations	(2,467)	(4,552)
Amounts attributable to non-cash compensation charges	(71)	(118)

Total	$(133)	$(637)

General and administrative expenses have decreased by $3.2 million for the six months ended June 30, 2005 from the six months ended June 30, 2004 as a result of consolidation of certain corporate management functions and a decrease in non-cash compensation charges driven by the expiration of restrictions on certain restricted common stock in the three months ended June 30, 2004. General and administrative expenses were 14.2% and 14.3% of total net revenues for the three months and six months ended June 30, 2005, which represents a decrease as a percentage of total net revenues of 4.0% and 2.5% from the three and six month periods ended June 30, 2004 as a result of continued tower revenue growth.

As a result of the sale of CCUK, we consolidated certain corporate management functions. In connection with this restructuring, we recorded cash and non-cash charges of $2.1 million and $6.4 million, respectively, for the three months ended March 31, 2005 related to employee severance payments and modification of stock compensation awards. There were no restructuring charges for the three months ended June 30, 2005.

Depreciation, amortization and accretion for the three and six months ended June 30, 2005 was $72.7 million and $144.9 million, respectively, an increase of $2.2 million and $3.7 million from the three and six months ended June 30, 2004, respectively. These increases were primarily attributable to an increase in our tower assets as a result of capital expenditures for both the modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures).

Interest and other income (expense) for the three and six months ended June 30, 2005 was $(202.6) million and $(285.7) million, respectively, a decrease of $(201.3) million and $(258.9) million from the three and six months ended June 30, 2004, respectively. The decrease for the three months ended June 30, 2005 is primarily attributable to the purchases of the 4% convertible senior notes, 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes, and 7.5% Series B senior notes for a combined face value of $1,448.3 million. These purchases resulted in a combined loss of $198.5 million for the three months ended June 30, 2005 (see “—Liquidity and Capital Resources” for a further discussion of our debt purchases). We utilized cash from the issuance of $1.9 billion in notes in June of 2005 (see “—Liquidity and Capital Resources”) for these purchases. The increase in interest and other income (expense) for the six months ended June 30, 2005 was primarily attributable to the aforementioned purchases of debt during the three months ended June 30, 2005 and the purchase during January of 2005 of $93.5 million of 4% convertible senior notes, which resulted in a loss of $82.6 million for the three months ended March 31, 2005.

Interest expense for the three and six months ended June 30, 2005 was $35.4 million and $74.7 million, a decrease of $21.2 and $39.2 million from the three and six months ended June 30, 2004, respectively. The decrease for the three and six months ended June 30, 2005 is primarily attributable to the purchases and repayments of outstanding debt during 2004 and 2005. The reductions in outstanding debt were:

•	$1,275.4 million for the 2000 Credit Facility, which was repaid in August 2004 via proceeds from the sale of CCUK;

•	$166.1 million of 4% senior notes via purchases in December of 2004 and January and April of 2005;

•	$418.3 million of 10 3/4% senior notes via purchases in June of 2005;

•	$405.5 million of 9 3/8% senior notes via purchase in June of 2005;

•	$299.9 million of 7.5% senior notes via purchases in June of 2005; and

•	$300.0 million of 7.5% Series B senior notes via purchases in June of 2005.

The purchases, redemptions and repayment of long-term debt reflects (1) the focus we began in 2004 to decrease our cost of debt toward a target rate of approximately 6% and (2) our desire to position ourselves to have the financial flexibility to utilize our internally generated capital for the highest yielding investments, including opportunistic share purchases, new assets and further investments in our existing assets (see “—Liquidity and Capital Resources” for further discussion).

Minority interests represent the minority shareholder’s 22.4% interest in the CCAL operations and, through November 4, 2004, Verizon’s 37.245% interest in Crown Atlantic’s operations. On November 4, 2004, we acquired the remaining 37.245% equity interest in Crown Atlantic.

Segment Results

Our reportable operating segments for 2005 are (1) US tower operations (“CCUSA”), (2) Australian tower operations (“CCAL”), (3) Emerging Businesses and (4) Corporate Office and Other. Our financial results are reported to management and the Board of Directors in this manner.

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

We have pursued and are currently pursuing emerging strategic opportunities and adjacent businesses, including Crown Castle Mobile Media and Crown Castle Solutions. These businesses have been reclassified to the new segment Emerging Businesses. Crown Castle Mobile Media had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the three months ended March 31, 2005, and segment information for all periods presented has been restated.

See note 9 to the consolidated financial statements in “Item 1. Financial Statements” for segment results.

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is discussed further under “—Non-GAAP Financial Measures”.

US Tower Operations (“CCUSA”)

Three months ended June 30, 2005 and 2004

Net revenues for the three months ended June 30, 2005 were $152.6 million, a net increase of $14.5 million, or 10.5%, from the three months ended June 30, 2004. Of the $14.5 million overall increase in net revenues, $12.5 million relates to site rental revenues. The $12.5 million increase in site rental revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 reflects (1) new tenant additions (or modifications to existing installations) on our tower sites, (2) contractual escalations on existing leases with variable escalations and (3) renewal of certain leases and associated step up in the straight-line rents. This increase represented approximately 86.9% of the consolidated increase in site rental revenues for this same period. As mentioned previously, more than 95% of our site rental revenue is of a recurring nature.

As discussed in the management overview, we believe that site rental revenues may increase as additional tenants are added to, or modifications are made to existing installations on, our tower assets. We would expect the increase in site rental revenues to have a similar effect on gross margin, given the relatively fixed nature of the costs to operate our towers. We expect network services revenues should continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

Adjusted EBITDA for the three months ended June 30, 2005 was $82.3 million, representing a net increase of $10.7 million or 15.0% from the three months ended June 30, 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing tower sites. More specifically, site rental gross margins increased by $10.9 million or 13.8% to $90.3 million, or 67.6% of site rental revenues for the three months ended June 30, 2005 from 65.5% of site rental revenues for the three months ended June 30, 2004. The $10.9 million incremental margin represents 87.6% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the three months ended June 30, 2005 was $15.8 million, a net increase of $13.1 million from the three months ended June 30, 2004. The increase in operating income is primarily driven by the $10.9 million increase in site rental gross margin, reflecting the relatively fixed nature of the costs to operate our towers.

Interest and other income (expense) for the three months ended June 30, 2005 was $(0.2) million, a decrease of $0.7 million from the three months ended June 30, 2004. This decrease is primarily the result of the payment to terminate the interest rate swap agreement related to the Crown Atlantic credit facility.

Interest expense and amortization of deferred financing costs for the three months ended June 30, 2005 was $7.4 million, a decrease of $10.7 million from the three months ended June 30, 2004. This decrease is primarily the result of the repayment of the 2000 credit facility during the third quarter of 2004 and the reduction of the Crown Atlantic credit facility via regular payments throughout 2004 and 2005 up to the repayment date in early June of 2005, offset by $5.9 million of interest charges related to the $1.9 billion of notes issued in June of 2005 with a weighted average interest rate of 4.890%.

The primary reconciling item between net income (loss) and Adjusted EBITDA is depreciation, amortization and accretion of $63.6 million for the three months ended June 30, 2004 and $65.5 million for the three months ended June 30, 2005. This increase was primarily attributable to an increase in tower assets as a result of capital expenditures for both modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures). The remaining reconciling items of any significance include:

•	Minority interest, which decreased from $1.4 million for the three months ended June 30, 2004 to $-0- for the three months ended June 30, 2005 as a result of the aforementioned acquisition of the remaining 37.245% interest in the Crown Atlantic;

•	Interest expense and amortization of deferred financing costs, which was discussed above;

•	Interest and other income (expense), which was discussed above; and

•	Operating non-cash compensation charges, which represent the recognition of expense over the vesting period for restricted stock awards granted to non-executive employees for the three months ended June 30, 2004 and 2005.

Six months ended June 30, 2005 and 2004

Net revenues for the six months ended June 30, 2005 were $297.5 million, a net increase of $24.9 million, or 9.1%, from the six months ended June 30, 2004. Of the $24.9 million overall increase in net revenues, $22.2 million relates to site rental revenues. The $22.2 million increase in site rental revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 reflects (1) new tenant additions (or modifications to existing installations) on our tower sites, (2) contractual escalations on existing leases with variable escalations and (3) renewal of certain leases and associated step up in the straight-line rents. This increase represented approximately 88.6% of the consolidated increase in site rental revenues for this same period. As discussed in the management overview, we believe that site rental revenues may increase as additional tenants are added to, or modifications are made to existing installations on, our tower assets. We expect network services revenues should continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

Adjusted EBITDA for the six months ended June 30, 2005 was $160.6 million, representing a net increase of $17.7 million or 12.4% from the six months ended June 30, 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing tower sites. More specifically, site rental gross margins increased by $18.2 million or 11.4% to $178.0 million, or 67.4% of site rental revenues for the six months ended June 30, 2005 from 66.0% of site rental revenues for the six months ended June 30, 2004. The $18.2 million incremental margin represents 81.6% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the six months ended June 30, 2005 was $28.2 million, a net increase of $20.5 million from the six months ended June 30, 2004. The increase in operating income is primarily driven by the $18.2 million increase in site rental gross margin, reflecting the relatively fixed nature of the costs to operate our towers.

Interest and other income (expense) for the six months ended June 30, 2005 was $0.9 million, an increase of $0.9 million from the six months ended June 30, 2004. This increase primarily relates to interest earned on cash and cash equivalents, offset by the payment to terminate the interest rate swap agreement related to the Crown Atlantic credit facility.

Interest expense and amortization of deferred financing costs for the six months ended June 30, 2005 was $10.0 million, a decrease of $26.8 million from the six months ended June 30, 2004. This decrease is primarily the result of the repayment of the 2000 credit facility during the third quarter of 2004 and the reduction of the Crown Atlantic credit facility via regular payments throughout 2004 and 2005 up to the repayment date in early June of 2005, offset by $5.9 million of interest charges related to the $1.9 billion of notes issued in June of 2005 with a weighted average interest rate of 4.890%.

The primary reconciling item between net income (loss) and Adjusted EBITDA is depreciation, amortization and accretion of $126.9 million for the six months ended June 30, 2004 and $130.3 million for the six months ended June 30, 2005. This increase was primarily attributable to an increase in tower assets as a result of capital expenditures for both modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures). The remaining reconciling items of any significance include:

•	Minority interest, which decreased from $3.1 million for the six months ended June 30, 2004 to $-0- for the six months ended June 30, 2005 as a result of the aforementioned acquisition of the remaining 37.245% interest in the Crown Atlantic;

•	Interest expense and amortization of deferred financing costs, which was discussed above;

•	Interest and other income (expense), which was discussed above; and

•	Operating non-cash compensation charges, which represent the recognition of expense over the vesting period for restricted stock awards granted to non-executive employees for the six months ended June 30, 2004 and 2005.

Australian Tower Operations (“CCAL”)

Three months ended June 30, 2004 and 2005

Total net revenues for the three months ended June 30, 2005 were $15.0 million, a net increase of $2.4 million or 19.3% from the three months ended June 30, 2004. This increase is primarily driven by growth in site rental revenues, which reflects the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. 3G networks in Australia continue to be developed under two significant joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia. The Optus/Vodafone Australia joint venture has already utilized a number of our towers as it commences its 3G deployment. We expect more of our existing towers will be utilized in 2005 by both joint ventures for their 3G networks. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for the three months ended June 30, 2004 and 2005, respectively, related to a fee for the customer contractual committed number of site licenses less the amount actually utilized.

Adjusted EBITDA for the three months ended June 30, 2005 was $6.5 million, a net increase of $1.2 million or 22.2% from the three months ended June 30, 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing tower sites. Site rental gross margins increased by $1.3 million or 17.7% to $8.9 million, or 66.9% of site rental revenues for the three months ended June 30, 2005 from $7.5 million or 65.8% for the three months ended June 30, 2004. The $1.3 million incremental margin represents 73.8% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for the three months ended June 30, 2005 improved to $(0.8) million, a net decrease of $0.7 million from the three months ended June 30, 2004. The reduction in operating loss is primarily due to the $1.3 million increase in gross margin from site rental revenues and the $0.4 million increase in gross margin from network service revenues, offset by an increase in general and administrative expenses as a result of headcount additions.

The increases and decreases between the three months ended June 30, 2005 and the three months ended June 30, 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

The primary reconciling item between net income (loss) and Adjusted EBITDA is depreciation, amortization and accretion which remained virtually unchanged ($6.7 million for the three months ended June 30, 2004 and $7.0 million for the three months ended June 30, 2005). The remaining reconciling items of any significance include:

•	Minority interest, which represents the aforementioned minority shareholder’s 22.4% interest in our operations for the three months ended June 30, 2004 and 2005; and

•	Interest expense and amortization of deferred financing costs, which represent imputed interest on financing related to an acquisition of certain of our tower assets for the three months ended June 30, 2004 and 2005.

Six months ended June 30, 2005 and 2004

Total net revenues for the six months ended June 30, 2005 were $27.2 million, a net increase of $4.2 million or 18.2% from the six months ended June 30, 2004. Approximately two thirds of this increase relates to growth in site rental revenues, with the remaining one third related to growth in service revenues. The site rental revenue growth reflects the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for the six months ended June 30, 2004 and 2005, respectively, related to a fee for the customer contractual committed number of site licenses less the amount actually utilized.

Adjusted EBITDA for the six months ended June 30, 2005 was $10.4 million, a net increase of $1.9 million or 21.7% from the six months ended June 30, 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing tower sites. Site rental gross margins increased by $1.8 million or 14.2% to $14.5 million, or 61.7% of site rental revenues for the six months ended June 30, 2005 from $12.7 million or 61.1% for the six months ended June 30, 2004. The $1.8 million incremental margin represents 65.9% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for the six months ended June 30, 2005 improved to $(4.0) million, a net decrease of $1.4 million from the six months ended June 30, 2004. The reduction in operating loss is primarily due to the $1.8 million increase in gross margin from site rental revenues and the $1.0 million increase in gross margin from network service revenues, offset by an increase in general and administrative expenses as a result of headcount additions.

The increases and decreases between the six months ended June 30, 2005 and the six months ended June 30, 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

The primary reconciling item between net income (loss) and Adjusted EBITDA is depreciation, amortization and accretion which remained virtually unchanged ($14.0 million for the six months ended June 30, 2004 and $14.1 million for the six months ended June 30, 2005). The remaining reconciling items of any significance include:

•	Minority interest, which represents the aforementioned minority shareholder’s 22.4% interest in our operations for the six months ended June 30, 2004 and 2005; and

•	Interest expense and amortization of deferred financing costs, which represent imputed interest on financing related to an acquisition of certain of our tower assets for the six months ended June 30, 2004 and 2005.

Emerging Businesses

Three months ended June 30, 2005 and 2004

Net revenues for the three months ended June 30, 2005 were $0.1 million. Emerging Businesses represent new strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates and exhibit potential to complement our core site rental business. Because these businesses may be in the earlier stages of development, significant revenues have not been realized during the three months ended June 30, 2004 and 2005.

Crown Castle Mobile Media was formed to explore a potential offering of a digital video broadcast to handsets (“DVB-H”) service to capitalize on our U.S. nationwide license relating to five megahertz of spectrum in the 1670-1675 MHz band. Crown Castle Mobile Media has launched a test network of its DVB-H technology in Pittsburgh, Pennsylvania and is developing networks in certain select U.S. cities. Crown Castle Mobile Media had no revenues for the three months ended June 30, 2004 and 2005.

Crown Castle Solutions offers a hub-based, low visibility distributed antenna system, called OptiNet. OptiNet installations are attractive alternatives to a traditional tower site in areas where zoning or densities make a tower unfeasible. Base stations can be located up to ten miles away and connected to the distributed antenna system via dark fiber. Each antenna location in the distributed antenna network provides coverage in a radius of approximately one half mile. Crown Castle Solutions had revenues of $0.1 million and $0.1 million for the three months ended June 30, 2004 and 2005, respectively.

The operating loss and net loss of $2.2 million and negative Adjusted EBITDA of $1.9 million for the three months ended June 30, 2005 primarily consists of the (1) operating losses associated with Crown Castle Solutions, and to a lesser extent (2) operating costs of Crown Castle Mobile Media.

Six months ended June 30, 2005 and 2004

Net revenues for the six months ended June 30, 2005 were $0.1 million. Crown Castle Mobile Media had no revenues for the six months ended June 30, 2004 and 2005. Crown Castle Solutions had revenues of $0.1 million and $0.1 million for the six months ended June 30, 2004 and 2005, respectively.

The operating loss and net loss of $3.7 million and negative Adjusted EBITDA of $3.2 million for the six months ended June 30, 2005 primarily consists of the (1) operating losses associated with Crown Castle Solutions, and to a lesser extent (2) operating costs of the Crown Castle Mobile Media.

Corporate Office and Other

Three months ended June 30, 2005 and 2004

General and administrative expenses for the three months ended June 30, 2005 were $5.1 million, a $1.9 million decrease from the three months ended June 30, 2004. The decrease relates to non-cash compensation charges recorded in the three months ended June 30, 2004 related to the expiration of restrictions on certain restricted common stock issued to executives and employees.

The combined increase in interest and other income (expense) and interest expense and amortization of deferred financing costs for the three months ended June 30, 2005 from the three months ended June 30, 2004 reflects (1) the aforementioned combined purchases of $1,448.3 million of the 4% senior notes, 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes, and 7.5% Series B senior notes in 2005, which resulted in a loss of $198.5 million for the three months ended June 30, 2005 offset by (2) the resultant lower interest expense from purchases, redemptions, and repayment of long-term debt in 2004 and 2005.

The remaining significant reconciling items between net income (loss) and Adjusted EBITDA include:

•	operating non-cash compensation charges, which represent the recognition of expense over the vesting period for restricted stock awards granted to executive and non-executive employees; and

•	income (loss) from discontinued operations consisting of the income from OpenCell for the three months ended June 30, 2004 and 2005, and the income from CCUK for the three months ended June of 2004.

Six months ended June 30, 2005 and 2004

General and administrative expenses for the six months ended June 30, 2005 were $10.3 million, a $2.1 million reduction from the six months ended June 30, 2004. The reduction relates to non-cash compensation charges recorded in the six months ended June 30, 2004 due to the expiration of restrictions on certain restricted common stock issued to executives and employees.

Restructuring charges were $0.0 million and $8.5 million for the six months ended June 30, 2004 and 2005, respectively. The increase is a result of $2.1 million of cash compensation charges and $6.4 million of non-cash compensation charges related to the aforementioned employee severance costs and stock compensation modifications, respectively, as a result of the consolidation of certain management functions.

The combined increase in interest and other income (expense) and interest expense and amortization of deferred financing costs for the six months ended June 30, 2005 from the six months ended June 30, 2004 reflects (1) the aforementioned combined purchases of $1,541.8 million of the 4% senior notes, 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes, and 7.5% Series B senior notes in 2005, which resulted in a loss of $281.1 million for the six months ended June 30, 2005 offset by (2) the aforementioned resultant lower interest expense from purchases, redemptions, and repayment of long-term debt in 2004 and the first six months of 2005.

The remaining significant reconciling items between net income (loss) and Adjusted EBITDA include:

•	operating non-cash compensation charges, which represent the recognition of expense over the vesting period for restricted stock awards granted to executive and non-executive employees; and

•	income (loss) from discontinued operations consisting of the income from OpenCell for the six months ended June 30, 2004 and 2005, and the income from CCUK for the six months ended June of 2004.

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to:

(1)	acquire sites, extend leaseholds on existing sites, acquire land on our tower sites, build new towers and make improvements to existing towers,

(2)	make investments in emerging businesses that are complementary to our core site leasing business when the expected returns from such investments meet our investment return criteria; and

(3)	utilize a portion of our available cash balances to purchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

Our goal is to maximize net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our cash. However, due to risk factors, including those outlined below (see “—Factors That Could Affect Future Results”), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, in addition to improving operating results, we have lowered interest rates on debt through attractive refinancing opportunities.

Our business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. During 2005, we expect that the majority of our discretionary capital expenditures will occur in connection with strategic tower acquisitions, the addition of new tenants on our existing sites, purchases of land on our tower sites, selected new tower builds and investments in adjacent businesses, including the emerging businesses.

Liquidity Position. As of June 30, 2005, after giving effect to (1) the July 8, 2005 redemptions of debt, (2) investment in FiberTower, (3) purchase of towers from affiliates of Trintel, (4) borrowings under the 2005 credit facility and (5) purchase of shares sold by executives and employees to pay their respective tax liabilities (upon the lapse of restrictions on their restricted shares), we had consolidated cash and cash equivalents of $143.6 million (exclusive of restricted cash of $84.2 million), consolidated long term and short term debt of $2,120.7 million, consolidated redeemable preferred stock of $508.7 million and consolidated stockholders equity of $1,324.0 million.

Operating Cash

Net Cash from Operations. A summary of our net cash provided by operating activities (from our consolidated statement of cash flows), is as follows:

	Six Months Ended June 30,
	2004	2005
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$25,471	$61,571

The net cash provided by operating activities increased by $36.1 million from the six months ended June 30, 2004 due primarily to growth in our core site leasing, a decrease in cash interest paid and a decrease in trade receivables. Changes in working capital, and particularly changes in accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various notes issues.

Investing Activities

Capital Expenditures

Our capital expenditures can be separated into two general categories:

(1)	sustaining (which includes maintenance activities on our sites, vehicles, information technology equipment and office equipment), and

(2)	revenue generating (which includes tower improvements, enhancements to the structural capacity of our towers in order to support additional leasing, the construction of new towers and distributed antenna systems, land purchases and investment in emerging businesses).

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows), is as follows:

	Six Months Ended June 30,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2004	2005	2004	2005	2004	2005
	(In thousands of dollars)
CCUSA	$4,252	$4,949	$13,685	$10,625	$17,937	$15,574
CCAL	230	832	355	220	585	1,052
Emerging Businesses	44	102	632	5,159	676	5,261
Corporate Office and Other	46	45	—	—	46	45

Consolidated	$4,572	$5,928	$14,672	$16,004	$19,244	$21,932

For the six months ended June 30, 2005, total capital expenditures increased $2.7 million, or 14.0% from the six months ended June 30, 2004. The increase in capital expenditures is divided equally between sustaining and revenue generating capital expenditures. The increase in sustaining capital expenditures is consistent with our expectations for the on-going maintenance activities on our sites. The increase in revenue generating capital expenditures is primarily driven by the installation of distributed antenna systems by Crown Castle Solutions. Our decisions regarding the construction of new towers and distributed antenna systems are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Other Investments

In July of 2005, we invested an additional $55.0 million in FiberTower and entered into a definitive agreement to acquire 467 towers from an affiliate of Trintel for approximately $145.0 million in cash.

Financing Activities

For the six months ended June 30, 2004 and 2005, our net cash used for financing activities was $287.9 million and $352.4 million, respectively. These amounts for 2004 and 2005 are largely due to (1) financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure and (2) purchases of our own stock, as we continue to invest in opportunities we believe will drive long-term shareholder value. The following is a summary of the significant financing transactions completed in 2005:

Issuance of Debt. On June 8, 2005, we issued notes in the amount of $1.9 billion in a private transaction. The notes are investment grade and are secured by our assignable U.S. personal property and our license agreements and related revenues with our U.S. customers. The notes are fixed rate obligations of ours, with interest rates ranging from 4.643% to 5.612%. As of June 30, 2005, the weighted average interest rate on the debt was 4.890%. The proceeds from the sale of the notes net of certain fees and expenses of issuance of the $1.9 billion tower revenue notes were used to (1) purchase the tendered 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes and 7.5% Series B senior notes; (2) purchase the 9% senior notes, 9 1/2% senior notes, 10 3/8% senior discount notes; and (3) repay our outstanding Crown Atlantic credit facility. In addition, on June 8, 2005, proceeds of $48.9 million were used to fund certain reserve accounts, in accordance with the indenture governing the notes, for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the tower sites, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. The balance will be used for general corporate purposes.

A summary of the use of proceeds from the issuance of such notes is as follows:

(In thousands of dollars)
Tendered Notes, including accrued interest of $30.1 million (see Purchases of Debt below)	$1,606,316
Redemption of Notes, including accrued interest of $1.2 million (see Purchases of Debt below)	56,172
Crown Atlantic Credit Facility repayment, swap repayments and termination payment (see Purchases of Debt below)	108,789
Fund reserve accounts	48,873
Underwriting fees and expenses	18,616
Third party deal expenses	5,168
General corporate purposes	56,066

$1,900,000

On August 1, 2005, we entered into a credit agreement with a syndicate of banks on a $275.0 million revolving credit facility. We utilized $145.0 million of borrowings under this credit facility to fund the Trintel tower acquisition.

Purchases of Debt. In January of 2005, we utilized $175.4 million of our cash to purchase $93.5 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $1.7 million in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 8.6 million shares of common stock. The debt purchases resulted in losses of $82.6 million for the first quarter of 2005, consisting of the write-off of unamortized deferred financing costs ($2.4 million) and the excess of the total purchase price over the carrying value of the notes ($80.2 million). Such losses are included in interest and other income (expense) on the consolidated statement of operations for the six months ended June 30, 2005.

In April of 2005, we utilized $43.7 million of cash to purchase $24.6 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $0.2 million, in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 2.3 million shares of common stock. The debt purchases resulted in losses of $19.5 million for the three months ending June 30, 2005, consisting of the write-off of unamortized deferred financing costs ($0.6 million) and the excess of the total purchase price over the carrying value of the notes ($18.9 million). Such losses are included in interest and other income (expense) on the consolidated statement of operations for the three and six months ended June 30, 2005. After both the January and April purchases, the remaining amount of 4% senior notes is $64.0 million, which is convertible into 5.9 million shares of common stock.

On May 17, 2005, we commenced cash tender offers and consent solicitations for all of our outstanding 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes and 7.5% Series B senior notes. On May 31, 2005, in accordance with the terms of the tender offers, the purchase prices were determined to be 106.422%, 110.480%, 113.856% and 113.856% of the outstanding principal amount at maturity for the 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes and 7.5% Series B senior notes, respectively. Such purchase prices include a consent payment of $40.00 per $1,000 principal amount of notes tendered on or prior to the consent date. In June of 2005 we utilized cash of approximately (1) $461.0 million to purchase the $418.3 million in outstanding principal amount of the tendered 10 3/4% senior notes, including accrued interest thereon of $15.9 million, (2) $461.4 million to purchase the $405.5 million in outstanding principal amount of the tendered 9 3/8% senior notes, including accrued interest thereon of $13.4 million, (3) $341.9 million to purchase the $299.9 million in outstanding principal amount of the tendered 7.5% senior notes, including accrued interest thereon of $0.4 million, and (4) $342.0 million to purchase the $300.0 million in outstanding principal amount of the tendered 7.5% Series B senior notes, including accrued interest thereon of $0.4 million. The purchase of the tendered 10 3/4% senior notes resulted in a loss of $35.0 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($8.2 million) and the excess of the total purchase price over the carrying value of the tendered notes ($26.8 million). The purchase of the tendered 9 3/8% senior notes resulted in a loss of $47.9 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($5.4 million) and the excess of the total purchase price over the carrying value of the tendered notes ($42.5 million). The purchase of the tendered 7.5% senior notes resulted in a loss of $47.6 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($6.1 million) and the excess of the total purchase price over the carrying value of the tendered notes ($41.5 million). The purchase of the tendered 7.5% Series B senior notes resulted in a loss of $48.5 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($7.0 million) and the excess of the total purchase price over the carrying value of the tendered notes ($41.5 million). Such losses are included in interest and other income (expense) on our consolidated statement of operations. On June 8, 2005, we also repaid the $108.0 million in remaining outstanding borrowings under the Crown Atlantic credit facility and paid $0.7 million to terminate the related swap agreement that effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic credit facility from a floating rate to a fixed rate.

On July 8, 2005, we redeemed the outstanding 9% senior notes, 9 1/2% senior notes, 10 3/8% senior discount notes and 11 1/4% senior discount notes. We utilized approximately $56.2 million to redeem the $52.9 million in outstanding principal amount of the redeemed notes, including accrued interest of $1.2 million.

Our purchases of the debt securities in June and July of 2005, including the purchases pursuant to the tender offers and the redemptions discussed above resulted in losses of $281.1 million for the six months ended June 30, 2005 and $2.7 million for the three months ended September 30, 2005. Such losses are, or will be, included in interest and other income (expense) on our consolidated statement of operations. Such purchases and redemptions were as follows:

		Cash Paid		Losses on Purchase
	Principal Amount and Carrying Value	Six Months Ended June 30, 2005	Three Months Ending September 30, 2005	Six Months Ended June 30, 2005	Three Months Ending September 30, 2005
	(In thousands of dollars)
4% Convertible Senior Notes due 2010	$118,052	$217,127	$—	$(102,070)	$—
10 3/4% Senior Notes due 2011	418,304	445,165	—	(35,037)	—
9 3/8% Senior Notes due 2011	405,523	448,018	—	(47,872)	—
7.5% Senior Notes due 2013	299,944	341,464	—	(47,599)	—
7.5% Series B Senior Notes due 2013	299,962	341,517	—	(48,543)	—
9% Senior Notes due 2011	26,133	—	26,917	—	(1,214)
9 1/2% Senior Notes due 2011	4,753	—	4,979	—	(282)
10 3/8% Senior Discount Notes due 2011	11,341	—	11,733	—	(504)
11 3/4% Senior Discount Notes due 2011	10,700	—	11,302	—	(676)

	$1,594,712	$1,793,291	$54,931	$(281,121)	$(2,676)

Purchases of Common Stock. During the three months ended June 30, 2005, we purchased 10.4 million shares of common stock in public market transactions. We utilized $175.8 million in cash to effect these purchases. We may choose to continue purchases of common stock in the future.

Preferred Stock Dividends. In March of 2005, we paid a quarterly dividend on the 8 1/4% convertible preferred stock by issuing a total of 245,000 shares of common stock. As allowed by the deposit agreement relating to dividend payments on the 8 1/4% convertible preferred stock, we purchased the 245,000 shares of common stock from the dividend paying agent for a total of $4.1 million in cash. We may choose to continue such issuances and repurchases of stock in the future in order to offset dilution caused by the issuance of common stock as dividends on our preferred stock, if common stock is used to pay dividends.

In June of 2005, we used $4.1 million of cash to pay a quarterly dividend on the 8 1/4% convertible preferred stock.

Financing Restrictions. Our credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, undertake transactions with affiliates or related persons, dispose of towers, or make distributions of property, securities, or equity, or make distributions of cash if certain covenants are breached.

Restricted Cash. Pursuant to the indenture agreement governing the $1.9 billion tower revenue notes, all rental cash receipts of the issuers of the tower revenue notes and their subsidiaries are restricted and held by the indenture trustee each month. The monies in excess of required reserve balances are subsequently released to us on the 15th calendar day following month end. On July 15, 2005, $24.5 million was released to us by the indenture trustee.

Factors Affecting Sources of Liquidity

The factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants are:

(1) financial performance,

(2) levels of indebtedness, and

(3) debt service requirements.

Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would result from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations.

As a holding company, CCIC will require distributions or dividends from our subsidiaries, or will be forced to use its remaining cash balances, to fund its debt obligations (including the 4% senior notes and the guarantee of the 2005 credit facility entered into in July of 2005, after consideration of the July redemptions), including interest payments on the notes. The terms of the current indebtedness of our subsidiaries allow the ability to distribute cash to CCIC unless they experience a deterioration of financial performance. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions pursuant to our current or future indebtedness. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through our lenders in amounts aggregating $7.8 million and expire on various dates through May of 2007.

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

Impact of Recently Issued Accounting Standards

In December of 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented at the beginning of the next fiscal year. As such, we will adopt the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. We expect that the adoption of SFAS 123(R) will increase our non-cash general and administrative compensation charges by approximately $0.5 million for the year ending 2006, after consideration of reaching the performance target on 2.8 million of stock options with an exercise price of $8.70 per share in July of 2005.

In March of 2005, the SEC staff issued guidance on SFAS 123(R), Share-Based Payment, (FAS 123(R)). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

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

In May of 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), and Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”). SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a significant effect on our consolidated financial statements.

Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP.

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is the primary measure of profit and loss used by management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

•	although specific definitions may vary, it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization, and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios similar to Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including preparation of our annual operating budget; and

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets.

There are material limitations to using a measure such as adjusted EBITDA, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss). Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP.

Critical Accounting Policies

Our critical accounting policies are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies as of December 31, 2004 are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2004 contained in our 2004 Annual Report on Form 10-K. We have reviewed our policies and determined that the policies in place for the year ended December 31, 2004 remain critical accounting policies for the six months ended June 30, 2005.

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss or consolidation of, network sharing among, or financial instability of any of our limited number of customers may materially decrease revenues.

•	Consolidations and mergers in the wireless industry could decrease the demand for our sites and may lead to reductions in our revenues and our ability to generate positive cash flows.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	We operate in a competitive industry and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact the growth in our revenues.

•	2.5G/3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our sites and towers and may not be able to extend these leases.

•	We may need additional financing, which may not be available, for strategic growth opportunities.

•	Restrictive covenants in our debt instruments may limit our ability to take actions that may be in our best interests.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	We are heavily dependent on our senior management.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We may suffer from future claims if radio frequency emissions from wireless handsets or equipment on our towers or our equipment on other sites are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Our participation or failure to participate in a tower industry consolidation may be harmful to our business.

•	Disputes with customers and suppliers may adversely affect results.

•	We may suffer losses due to exposure to changes in foreign currency exchange rates relating to our operations in Australia.

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

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the second quarter of 2005:

Period	Total Number of Shares Purchased (2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005 (1)	6,441,900	$16.44	—	—
May 1 – May 31, 2005 (1)	1,540,196	$16.62	—	—
June 1 – June 30, 2005 (1)	2,394,922	$18.50	—	—

Total	10,377,018		—	—

(1)	In April, May and June of 2005, we purchased 10,377,018 shares of common stock in public market transactions. We utilized $175,801,000 in cash to effect these purchases. We may elect to make similar purchases of our common stock in the future.
(2)	In addition to the common stock purchases shown in the table, in July of 2005, in connection with the expiration of restrictions on certain restricted common stock issued to our executive and non-executive employees, we purchased 206,762 shares of common stock for an aggregate price of $4,193,000 in private transactions from executives, employees and former employees electing to sell a portion of their shares in order to satisfy their minimum tax withholding liabilities. We may elect to make similar purchases of our common stock in the future in connection with the expiration of restrictions with respect to restricted common stock we have issued or may issue. See note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements”.
(3)	In addition to the common stock purchases shown in the table above, in April of 2005, we utilized $43,650,000 of our cash to purchase $24,552,000 in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $218,000. At the time of purchase, the 4% senior notes acquired were convertible into 2,267,000 shares of our common stock. See note 4 to the Consolidated Financial Statements in “Item 1. Financial Statements”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 26, 2005, at which meeting the stockholders voted to (1) elect Dale N. Hatfield, Lee W. Hogan, Robert F. McKenzie and Robert E. Garrison II as Class I directors and (2) ratify the appointment of KPMG LLP as independent registered public accountants for 2005. The voting results for each proposal submitted to a vote is listed as below.

Election of Class I Directors

Dale N. Hatfield – 214,382,711 votes for and 4,423,207 votes withheld.

Lee W. Hogan – 215,722,625 votes for and 3,083,293 votes withheld.

Robert F. McKenzie – 213,744,185 votes for and 5,061,733 votes withheld.

Robert E. Garrison II – 213,949,917 votes for and 4,856,001 votes withheld.

The other directors whose term of office as a director continued after the meeting are: Carl Ferenbach, Ari Q. Fitzgerald, John P. Kelly and William D. Strittmatter as Class II directors; and Randall A. Hack, Edward C. Hutcheson, Jr., and J. Landis Martin as Class III directors.

Ratification of Appointment of KPMG LLP as Independent Registered Public Accountants for 2005

213,738,415 votes for, 5,023,267 votes against and 44,236 votes abstaining.

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

CROWN CASTLE INTERNATIONAL CORP.

Date: August 8, 2005	By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2005	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)