Form 10-Q
period 2005-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2005-11-07
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares of common stock outstanding at October 31, 2005: 213,435,454

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$566,707	$71,350
Receivables:
Trade, net of allowance for doubtful accounts of $6,577 and $3,831, respectively	16,369	10,383
Other	11,997	4,860
Inventories	4,781	3,732
Deferred site rental receivable	6,395	5,354
Prepaid expenses and other current assets	28,771	34,300
Restricted cash (note 4)	—	77,542
Assets of discontinued operations (note 1)	3,693	—

Total current assets	638,713	207,521
Restricted cash (note 4)	—	3,154
Property and equipment, net of accumulated depreciation of $1,361,355 and $1,566,927, respectively	3,368,166	3,326,801
Goodwill	333,718	341,936
Deferred site rental receivable	84,928	90,875
Deferred financing costs and other assets, net of accumulated amortization of $35,961 and $27,407, respectively	145,997	192,684

	$4,571,522	$4,162,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,168	$11,064
Accrued interest	43,308	6,323
Accrued compensation and related benefits	15,445	12,554
Deferred rental revenues and other accrued liabilities	116,326	109,966
Liabilities of discontinued operations (note 1)	568	—
Long-term debt, current maturities	97,250	145,000

Total current liabilities	285,065	284,907
Long-term debt, less current maturities	1,753,148	1,975,686
Deferred ground lease payable	116,874	127,607
Other liabilities	44,302	38,954

Total liabilities	2,199,389	2,427,154

Commitments and contingencies (note 8)
Minority interests	30,468	27,516
Redeemable preferred stock	508,040	509,043
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2004—224,064,124 and September 30, 2005—213,673,602	2,241	2,137
Additional paid-in capital	3,386,749	3,161,732
Accumulated other comprehensive income	54,476	51,851
Unearned stock compensation	(9,892)	(3,585)
Accumulated deficit	(1,599,949)	(2,012,877)

Total stockholders’ equity	1,833,625	1,199,258

	$4,571,522	$4,162,971

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenues:
Site rental	$135,229	$152,260	$397,916	$440,053
Network services and other	14,956	19,457	47,907	56,454

	150,185	171,717	445,823	496,507

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental (including non-cash compensation charges of $50, $504, $342 and $622, respectively)	45,804	50,029	136,024	145,468
Network services and other (including non-cash compensation charges of $25, $246, $173 and $305, respectively)	10,717	13,333	33,858	39,204
General and administrative (including non-cash compensation charges of $1,367, $11,066, $9,345 and $14,190, respectively).	22,936	33,484	72,569	79,921
Corporate development	211	891	1,021	2,110
Restructuring (credits) charges (including non-cash compensation charges of $0, $0, $0 and $6,424, respectively)	(445)	—	(478)	8,477
Asset write-down charges	—	1,161	3,816	2,152
Depreciation, amortization and accretion	69,925	72,192	211,141	217,076

	149,148	171,090	457,951	494,408

Operating income (loss)	1,037	627	(12,128)	2,099
Other income (expense):
Interest and other income (expense)	(13,552)	617	(40,279)	(285,035)
Interest expense and amortization of deferred financing costs	(52,281)	(28,600)	(166,171)	(103,262)

Loss from continuing operations before income taxes and minority interests	(64,796)	(27,356)	(218,578)	(386,198)
Benefit (provision) for income taxes	6,856	(117)	5,519	(408)
Minority interests	(544)	904	(952)	2,977

Loss from continuing operations	(58,484)	(26,569)	(214,011)	(383,629)
Discontinued operations (note 1):
Income (loss) from discontinued operations, net of tax	14,091	—	42,201	(1,953)
Net gain (loss) on disposal of discontinued operations, net of tax	495,049	(1,497)	495,049	1,304

Income (loss) from discontinued operations, net of tax	509,140	(1,497)	537,250	(649)
Net income (loss)	450,656	(28,066)	323,239	(384,278)
Dividends on preferred stock	(9,836)	(9,429)	(28,864)	(28,650)

Net income (loss) after deduction of dividends on preferred stock	$440,820	$(37,495)	$294,375	$(412,928)

Net income (loss)	$450,656	$(28,066)	$323,239	$(384,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,841)	389	12,335	(3,717)
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	(232,893)	—	(232,893)	—
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(210)	—	(40)	21
Amounts reclassified into results of operations	725	—	2,599	1,070
Minimum pension liability adjustment	11,513	—	11,513	—

Comprehensive income (loss)	$226,950	$(27,677)	$116,753	$(386,904)

Per common share—basic and diluted:
Loss from continuing operations	$(0.31)	$(0.17)	$(1.10)	$(1.88)
Income from discontinued operations	2.29	—	2.43	—

Net income (loss)	$1.98	$(0.17)	$1.33	$(1.88)

Common shares outstanding—basic and diluted (in thousands)	222,841	215,664	221,329	219,167

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$323,239	$(384,278)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	211,141	217,076
Losses on purchases of long-term debt	38,253	283,797
Amortization of deferred financing costs and discounts on long-term debt	7,978	4,174
Non-cash compensation charges	9,860	21,541
Asset write-down charges	3,816	2,152
Minority interests	952	(2,977)
Equity in losses and write-downs of unconsolidated affiliates	3,991	3,365
(Income) loss from discontinued operations	(537,250)	649
Interest rate swap termination payments	—	655
Amortization of interest rate swap payment	—	286
Changes in assets and liabilities:
Increase (decrease) in accrued interest	(16,504)	(36,985)
Increase (decrease) in accounts payable	(1,040)	(1,080)
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	1,257	(2,336)
Decrease (increase) in receivables	6,291	12,984
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable and other assets	(5,808)	(10,285)

Net cash provided by (used for) operating activities	46,176	108,738

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	2,726	1,968
Capital expenditures	(28,807)	(38,799)
Investments in unconsolidated affiliates and other	(11,119)	(55,034)
Maturities of investments	250,100	—
Purchases of investments	(375,000)	—
Acquisition of assets	—	(144,580)

Net cash provided by (used for) investing activities	(162,100)	(236,445)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000
Proceeds from issuance of capital stock	30,074	37,044
Purchases and redemptions of long-term debt	(267,359)	(1,848,222)
Borrowings under revolving credit agreements	—	145,000
Payments under revolving credit agreements	(15,000)	(180,000)
Purchases of capital stock	(52,990)	(292,718)
Principal payments on long-term debt	(1,289,750)	—
Incurrence of financing costs	(444)	(31,973)
Initial funding of restricted cash	—	(48,873)
Net (increase) decrease in restricted cash	—	(31,823)
Interest rate swap payments	—	(6,381)
Dividends on preferred stock	—	(13,220)

Net cash provided by (used for) financing activities	(1,595,469)	(371,166)

Effect of exchange rate changes on cash	(105)	(457)
Discontinued operations (note 1)	2,058,919	3,973

Net increase (decrease) in cash and cash equivalents	347,421	(495,357)
Cash and cash equivalents at beginning of period	409,584	566,707

Cash and cash equivalents at end of period	$757,005	$71,350

Supplemental disclosure of cash flow information:
Interest paid	$172,376	$132,748
Income taxes paid (including $0 and $7,000 related to CCUK) (note 1)	481	7,408

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

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2005 and the consolidated results of operations for the three and nine months ended September 30, 2004 and 2005, and the consolidated cash flows for the nine months ended September 30, 2004 and 2005. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. On August 31, 2004, the Company completed the sale of CCUK. During the three months ended September 30, 2005, the Company recognized non-cash compensation charges of $1,497,000, which are classified as income (loss) from discontinued operations, due to the accelerated vesting of restricted stock held by former employees of CCUK (see note 6).

In January of 2005, the Company adopted a plan to exit the business of OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. OpenCell was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. On May 9, 2005, the Company completed the sale of OpenCell. The Company recognized a gain of $2,801,000 in the three months ended June 30, 2005 related to the sale, calculated as follows:

(In thousands of dollars)
Proceeds from sale	$7,135
Net assets of discontinued operations	(2,472)
Fees and expenses	(1,422)
Severance costs	(440)

Net gain on disposal of OpenCell	$2,801

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and nine months ended September 30, 2005.

Stock-Based Compensation

The Company used the “intrinsic value based method” of accounting for its stock-based employee compensation plans until December 31, 2002. This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective” method of transition) for stock-based employee compensation awards granted on or after that date (see note 2). The following table shows the pro forma effect on the Company’s net income (loss) and net income (loss) per share as if compensation cost had been recognized for all stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands of dollars, except per share amounts)
Net income (loss), as reported	$450,656	$(28,066)	$323,239	$(384,278)
Add: Stock-based employee compensation expense included in reported net income (loss)	8,326	13,313	19,047	23,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,842)	(14,860)	(27,271)	(27,816)

Net income (loss), as adjusted	448,140	(29,613)	315,015	(389,056)
Dividends on preferred stock	(9,836)	(9,429)	(28,864)	(28,650)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$438,304	$(39,042)	$286,151	$(417,706)

Income (loss) per common share—basic and diluted:
As reported	$1.98	$(0.17)	$1.33	$(1.88)

As adjusted	$1.97	$(0.18)	$1.29	$(1.90)

2. New Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented by the Company at the beginning of its next fiscal year. As such, the Company will adopt the provisions of SFAS 123(R) on January 1, 2006. As discussed above, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. The Company expects that the adoption of SFAS 123(R) will increase its non-cash compensation charges by approximately $450,000 for the year ending December 31, 2006.

In March of 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). However, the Company has reclassified non-cash compensation charges to the same line items within the consolidated statement of operations as cash compensation paid to employees, in accordance with the provisions of SAB 107. The amount of each line item that is attributable to non-cash compensation charges is provided parenthetically on the face of the consolidated statement of operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

In March of 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a significant effect on its consolidated financial statements.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Financial Accounting Standards No. 3 (“SFAS 3”), Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a significant effect on its consolidated financial statements.

In October of 2005, the FASB issued Staff Position FAS 13-1 (“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company does not expect the adoption of FAS 13-1 to have a significant effect on its consolidated financial statements.

3. Long-term Assets

Goodwill

As of December 31, 2004 and September 30, 2005, the Company had consolidated goodwill of $333,718,000, and $341,936,000, respectively all of which was at CCUSA (see note 11).

Other Intangible Assets

The value of site rental contracts from acquisitions included in CCUSA is accounted for as other intangible assets with finite useful lives, and is included in deferred financing costs and other assets on the Company’s consolidated balance sheet.

A summary of other intangible assets with finite useful lives is as follows:

	Nine Months Ended September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$97,050	$(17,622)	$79,428

Amortization expense	—	(6,417)	(6,417)

Balance at end of period	$97,050	$(24,039)	$73,011

Estimated annual amortization expense:
Years ending December 31, 2005 through 2009		$8,556

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

4. Long-term Debt

Long-term debt consists of the following:

	December 31, 2004	September 30, 2005
	(In thousands of dollars)
Senior Secured Tower Revenue Notes due 2035	$—	$1,900,000
2005 Credit Facility	—	145,000
Crown Atlantic Credit Facility	180,000	—
4% Convertible Senior Notes due 2010	182,016	63,964
10 3/8% Senior Discount Notes due 2011	11,341	—
9% Senior Notes due 2011	26,133	—
11 1/4% Senior Discount Notes due 2011	10,700	—
9 1/2% Senior Notes due 2011	4,753	—
10 3/4% Senior Notes due 2011	428,280	9,976
9 3/8% Senior Notes due 2011	407,218	1,695
7.5% Senior Notes due 2013	299,995	51
7.5% Series B Senior Notes due 2013	299,962	—

	1,850,398	2,120,686
Less: current maturities	(97,250)	(145,000)

	$1,753,148	$1,975,686

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

Class	Initial Class Principal Balance
(in thousands of dollars)
Class A – FX	$948,460
Class A – FL	250,000
Class B	233,845
Class C	233,845
Class D	233,850

$1,900,000

The proceeds from the sale of the Tower Revenue Notes were used to fund the purchase of the Company’s tendered 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes (see “—Purchases of the Company’s Debt Securities”), to fund the redemption of the Company’s 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Senior

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Discount Notes and 11 1/4% Senior Discount Notes and to repay the Company’s outstanding Crown Atlantic Credit Facility (see “—Crown Atlantic Credit Facility”). In addition, on June 8, 2005, proceeds of $48,873,000 were used to fund certain reserve accounts pursuant to the Indenture for the Asset Entities (as defined below) for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the tower sites, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Those reserve accounts are classified as restricted cash on the consolidated balance sheet. The remaining proceeds were transferred to affiliates of the Issuers, including the Company, which will use such proceeds for general corporate purposes.

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

Interest due to the holders of the Tower Revenue Notes will be payable on the 15th of each month, commencing in July of 2005 (each, a “Payment Date”). The notes are fixed rate obligations of the Company with interest rates ranging from 4.643% to 5.612% (see “—Derivative Instrument Between Indenture Trustee and Noteholders”). The weighted average interest rate on the classes is 4.890%.

No principal payments on the Tower Revenue Notes are scheduled prior to the Payment Date in June of 2010 (“Anticipated Repayment Date”). On the Anticipated Repayment Date, payment in full is expected to occur for the Tower Revenue Notes based on the assumption that the Tower Revenue Notes are not prepaid in whole or in part prior to such date except that if the Issuers’ DSCR (as defined below) falls below 1.45 times as of the end of any calendar quarter, the Issuers will be required to make principal payments out of excess cash flow (as defined in the Indenture). The Issuers may not voluntarily prepay the Tower Revenue Notes in whole or in part at any time prior to the second anniversary of the closing date, except for prepayments (1) made to cure a breach of representation, warranty, or other default with respect to a particular tower site and (2) in connection with certain casualty and condemnation events. Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the Tower Revenue Notes are not paid in full on the Anticipated Repayment Date, the entire unpaid principal balance of the Tower Revenue Notes will be due and payable in full on the Payment Date in June of 2035. However, material penalties are imposed if the Issuers fail to repay the Tower Revenue Notes on the Anticipated Repayment Date, including a significant increase in the interest rate and the application of all excess cash flows, after the payment of principal, interest, reserves and certain operating expenses to repay the Tower Revenue Notes.

On a monthly basis, the excess cash flows from the Issuer Entity and its subsidiaries, after the payment of principal, interest, reserves, and expenses, are distributed to the Company. The Tower Revenue Notes require the Issuers and the Company to each maintain a minimum debt service coverage ratio (“DSCR”). If the Issuers’ DSCR (defined as the ratio of the net cash flow (as defined in the Indenture) to the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the principal balance of the Tower Revenue Notes, assuming all Tower Revenue Notes then outstanding will be outstanding for such 12 month period), as of the end of any calendar quarter falls to 1.75 times or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company unless the Issuer’s DSCR exceeds 1.75 times for two consecutive calendar quarters. Similarly, if the Company’s DSCR (defined as the ratio of consolidated Adjusted EBITDA for the trailing 12 month period to the sum of (a) the amount of interest that the Issuers will

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

be required to pay over the succeeding 12 months on the outstanding principal balance of the Tower Revenue Notes, assuming, among other things, all Tower Revenue Notes then outstanding will be outstanding for such 12 month period, and (b) the amount of interest that the Company will be required to pay over the succeeding 12 months on the principal balance of all other debt securities then outstanding based on the then current interest rate for such debt securities) as of the end of any calendar quarter falls to 2.00 or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company, and will not be released to the Company unless the Company’s DSCR exceeds 2.00 for two consecutive calendar quarters. If the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the Issuers will be applied to prepay the Tower Revenue Notes and will continue until the end of any calendar quarter for which the DSCR exceeds 1.45. The Issuers’ future DSCR will be affected by net cash flows which are primarily a result of new leasing activities on existing communications sites, existing tenant credit worthiness and lease renewals, ground lease extensions and the future expenses incurred to maintain their sites. As of September 30, 2005, the Issuers’ DSCR was 3.47 and the Company’s DSCR was 2.92.

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

Derivative Instrument Between Indenture Trustee and Noteholders

On June 1, 2005, the Indenture Trustee and Morgan Stanley Capital Services, Inc., entered into a swap contract (“Swap Contract”) relating to the Class A – FL Tower Revenue Notes (“Swap Counterparty”). The Swap Contract was entered into to provide investors a floating rate note alternative, via exchanging a fixed rate paid by the Company into a floating rate coupon for investors. The Company is not party to the Swap Contract and has no obligations under the Swap Contract; rather, the Company’s obligation for interest relating to the Class A – FL Tower Revenue Notes is the same as the Class A – FX Tower Revenue Notes.

The Swap Contract provides that, on each Payment Date, commencing in July of 2005, the Indenture Trustee will pay interest at a fixed rate to the Swap Counterparty equal to the rate on the Class A – FX Notes on a notional amount equal to the Class A – FL Notes principal balance. In turn, the Swap Counterparty will pay interest at a rate equal to one-month LIBOR plus 0.380%. Required payments under the Swap Contract will be made by the Swap Counterparty or the Indenture Trustee on a net basis and deposited into a separate account which will be used to pay the holders of the Class A – FL Notes on any Payment Date.

2005 Credit Facility

On August 1, 2005, a subsidiary of the Company entered into a credit agreement with a syndicate of banks on a $275,000,000 revolving credit facility (“2005 Credit Facility”). The 2005 Credit Facility is a 364 day facility. Borrowings under the 2005 Credit Facility may be used for general corporate purposes, including capital expenditures, acquisitions, common stock purchases and dividends. Under the terms of the facility, the Company may use up to $100,000,000 of the borrowings for stock purchases and dividends. Borrowings under the facility bear interest at a rate per annum of 200 to 275 basis points (based on interest expense coverage) plus LIBOR. In August of 2005, the Company borrowed $145,000,000 to fund the acquisition of towers (see notes 11 and 12).

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

Purchases of the Company’s Debt Securities

In January of 2005, the Company utilized $175,439,000 of its cash to purchase $93,500,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $1,744,000, in public market transactions. The debt purchases resulted in losses of $82,587,000 for the three months ended March 31, 2005, consisting of the write-off of unamortized deferred financing costs ($2,392,000) and the excess of the total purchase price over the carrying value of the notes ($80,195,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the nine months ended September 30, 2005. The purchase eliminated the potential future conversion of the purchased notes into 8,633,000 shares of the Company’s common stock (“common stock”).

In April of 2005, the Company utilized $43,650,000 of its cash to purchase $24,552,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $218,000, in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 2,267,000 shares of common stock. The debt purchases resulted in losses of $19,483,000 being recorded for the three months ended June 30, 2005, consisting of the write-off of unamortized deferred financing costs ($603,000) and the excess of the total purchase price over the carrying value of the notes ($18,880,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations for the nine months ended September 30, 2005. After the January and April purchases, the remaining amount of 4% Convertible Senior Notes is $63,964,000, which is convertible into 5,906,000 shares of common stock.

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

On July 8, 2005, the Company redeemed the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Senior Discount Notes and 11 1/4% Senior Discount Notes (“Redeemed Notes”). The Company utilized approximately $56,172,000 to redeem the $52,927,000 in outstanding principal amount of the Redeemed Notes, including accrued interest of $1,241,000. The redemptions resulted in losses of $2,676,000 for the three months ended September 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($672,000) and the excess of the total purchase price over the carrying value of the redeemed notes ($2,004,000).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Company’s purchases of its debt securities in January, April, June and July of 2005, including the purchases pursuant to the tender offers discussed above and the redemptions, resulted in losses of $283,797,000, including the write-off of unamortized deferred financing costs of $30,287,000, for the nine months ended September 30, 2005. Such losses for the three and nine months ended September 30, 2005 are included in interest and other income (expense) on the Company’s consolidated statement of operations. Such purchases and redemptions were as follows:

	Principal Amount and Carrying Value	Cash Paid		Losses on Purchase
		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands of dollars)
4% Convertible Senior Notes due 2010	$118,052	$—	$217,127	$—	$(102,070)
10 3/4% Senior Notes due 2011	418,304	—	445,165	—	(35,037)
9 3/8% Senior Notes due 2011	405,523	—	448,018	—	(47,872)
7.5% Senior Notes due 2013	299,944	—	341,464	—	(47,599)
7.5% Series B Senior Notes due 2013	299,962	—	341,517	—	(48,543)
9% Senior Notes due 2011	26,133	26,917	26,917	(1,214)	(1,214)
9 1/2% Senior Notes due 2011	4,753	4,979	4,979	(282)	(282)
10 3/8% Senior Discount Notes due 2011	11,341	11,733	11,733	(504)	(504)
11 1/4% Senior Discount Notes due 2011	10,700	11,302	11,302	(676)	(676)

	$1,594,712	$54,931	$1,848,222	$(2,676)	$(283,797)

The 4% Convertible Senior Notes, the 10 3/8% Senior Discount Notes, the 9% Senior Notes, the 11 1/4% Senior Discounts Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes (collectively, the “Debt Securities”) are senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company’s subsidiaries. The indentures governing the Debt Securities (“Debt Securities Indentures”) placed restrictions on the Company’s ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. In conjunction with the aforementioned tender offers, along with the prior tender offers for the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes, certain of the requirements in the related Debt Securities Indentures were removed via consents obtained in connection with the tendered notes. The amendments to the Debt Securities Indentures removed substantially all of the covenant limitations previously imposed on the Company by the Debt Securities Indentures.

Interest Rate Swap Agreements

On May 18, 2005, the Company entered into a five-year forward starting interest rate swap agreement (“Interest Rate Swap”) with a notional amount of $1.9 billion to fix its interest cash out flows, in contemplation of the $1.9 billion aggregate principal amount of Tower Revenue Notes that were issued on June 8, 2005, at 4.295% plus the applicable credit spread. The terms of the Interest Rate Swap call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 4.295%. On May 27, 2005, the effective date of the Interest Rate Swap, the Interest Rate Swap was terminated resulting in a $5,726,000 settlement payment by the Company. The settlement payment is included in deferred financing costs and other assets and will be amortized into interest expense on the statement of operations on a straight-line basis through June 2010, the Anticipated Repayment Date on the $1.9 billion aggregate principal amount of Tower Revenue Notes. The amortization of the settlement payment into interest expense increases the effective interest rate paid by the Company on the Tower Revenue Notes by approximately 0.06%.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Restricted Cash

Restricted cash represents the cash held in escrow pursuant to the Indenture governing the Tower Revenue Notes to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to tower sites, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Based on the terms of the Indenture, all rental cash receipts each month are restricted and held by the Indenture Trustee. The monies held by the Indenture Trustee as of September 30, 2005 are classified as restricted cash. The monies held by the Indenture Trustee in excess of required reserve balances are subsequently released to the Company on the 15th calendar day following month end. On October 15, 2005, $24,905,000 of the restricted cash balance was released to the Company.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $6,780,000 and expire on various dates through May of 2007.

5. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2004	September 30, 2005
	(In thousands of dollars)
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: 200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$197,025	$197,332
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	311,015	311,711

	$508,040	$509,043

8 1/4% Convertible Preferred Stock

The Company has the option to pay the dividends on the 8 1/4% Convertible Preferred Stock in cash or shares of common stock. In March of 2005, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 245,000 shares of common stock. As allowed by the Deposit Agreement relating to dividend payments on the 8 1/4% Convertible Preferred Stock, the Company repurchased the 245,000 shares of common stock from the dividend paying agent for a total of $4,074,350 in cash. In June and September of 2005, the Company used $4,125,000 of cash to pay its quarterly dividends on the 8 1/4% Convertible Preferred Stock. The Company may choose to continue cash payments of the dividend in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

The Company is required to redeem all outstanding shares of the 8 1/4% Convertible Preferred Stock on March 31, 2012 at a price equal to the liquidation preference (face value) plus accumulated and unpaid dividends. The shares of 8 1/4% Convertible Preferred Stock are convertible, at the option of GECC, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $26.875 per share of common stock. Beginning October 1, 2005, the 8 1/4% Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, at the liquidation preference.

6.25% Convertible Preferred Stock

The Company also has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). In February and May of 2005, quarterly dividends were paid with 316,700 and 315,000 shares of common stock, respectively. In August of 2005, the quarterly dividend was paid in cash. The Company may choose to continue cash payments of the dividend in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

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

6. Stockholders’ Equity

Purchases of the Company’s Common Stock

During the nine months ended September 30, 2005, the Company purchased 14,650,004 shares of common stock in public market transactions. The Company utilized $278,934,000 in cash to affect these purchases.

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

In February of 2005, the Company granted 317,005 shares of restricted common stock to certain of its executives. These restricted shares had a grant date fair value of $16.20 per share, determined based on the closing market price of the common stock on the grant date. The restrictions on the shares will expire in various amounts over the vesting period of four years if the market performance of the common stock reaches certain levels. Specifically, in the event the performance market target, $19.44 (20% above market price on the grant date) for 20 consecutive trading days during the vesting period, is met, 100% of any remaining shares not otherwise vested shall vest on the fourth anniversary of the grant date (February 24, 2009). Additionally, accelerated vesting of these restricted shares occurs in one third increments if and when the per share market price of the common stock closes at or above $18.63, $21.42, and $24.64 per share, respectively for 20 consecutive trading days. However, in the event the common stock has not achieved the performance market target of $19.44 per share for 20 consecutive days during the vesting period, any remaining amounts unvested are subject to forfeiture at the end of the vesting period. In connection with these restricted shares, the Company will recognize non-cash compensation charges of approximately $5,135,000 over the vesting period. Such charges will be reduced in the event that any of the restricted shares are forfeited before they become vested.

On July 19, 2005, the market performance of the common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This second target level was reached when the market price of the common stock closed at or above $18.52 per share (125% of the first target level of $14.81 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to 318,133 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,957,000 in continuing operations and $719,000 in loss from discontinued operations (for the vesting of shares related to former CCUK employees of the Company), respectively, for the three months ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 130,672 of such shares of common stock (at a price of $20.28 per share) for a total of $2,650,000 in cash.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

On July 19, 2005, the market performance of the Company’s stock reached the first target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This first target level was reached when the market price of the common stock closed at or above $18.63 per share (approximately 115% of the base price of $16.20 per share for executives and non-executive employees) for 20 consecutive trading days. As a result, the restrictions expired with respect to 228,485 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,362,000 for executives and $1,312,000 for non-executive employees, respectively, for the three months ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 76,090 of such shares of common stock (at a price of $20.28 per share) for a total of $1,543,000 in cash.

On July 20, 2005, the market performance of the common stock reached the performance market target, $19.44 per share (20% above market price at the grant date), stipulated in the executive’s restricted stock agreements relating to the restricted stock awards granted in the first quarter of 2005. As a result, 100% of the executive’s remaining restricted common stock relating to such awards will vest on the fourth anniversary of the grant date (February 24, 2009), if not earlier, based on stock market performance. Accelerated vesting of the remaining restricted common stock would still occur if and when the market price of the Company’s stock closed at or above $21.42 and $24.64 per share, respectively, for 20 consecutive trading days.

On August 30, 2005, the market performance of the common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This second target level was reached when the market price of the common stock closed at or above $21.42 per share (115% of the first target level of $18.63 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to 227,185 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,634,000 for executives and $1,874,000 for non-executive employees, respectively, for the three months ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased 76,299 of such shares of common stock (at a price of $24.48 per share) for a total of $1,868,000 in cash. As of September 30, 2005, there are 265,524 shares of restricted common stock outstanding.

On September 16, 2005, the market performance of the common stock reached the third and final target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This third and final target level was reached when the market price of the common stock closed at or above $23.14 per share (125% of the second target level of $18.52 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to 384,973 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $2,993,000 in continuing operations and $779,000 in loss from discontinued operations (for the vesting of shares related to former CCUK employees of the Company), respectively, for the three months ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased 134,046 of such shares of common stock (at a price of $24.65 per share) for a total of $3,304,000 in cash. As of September 30, 2005, all shares of restricted common stock that were issued in March, April and May of 2004 have been vested.

Other Compensation Charges Related to Stock Awards

In February and June of 2005, the Company issued 35,650 and 5,357 shares, respectively, of common stock to the non-executive members of its Board of Directors. These shares had a grant-date fair value of $16.20 and $16.80 per share, respectively. In connection with these shares, the Company recognized non-cash compensation charges of approximately $668,000 for the nine months ended September 30, 2005.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands, except per share amounts)
Loss from continuing operations	$(58,484)	$(26,569)	$(214,011)	$(383,629)
Dividends on preferred stock	(9,836)	(9,429)	(28,864)	(28,650)

Loss from continuing operations applicable to common stock for basic and diluted computations	(68,320)	(35,998)	(242,875)	(412,279)
Income (loss) from discontinued operations	509,140	(1,497)	537,250	(649)

Net income (loss) applicable to common stock for basic and diluted computations	$440,820	$(37,495)	$294,375	$(412,928)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	222,841	215,664	221,329	219,167

Per common share—basic and diluted:
Loss from continuing operations	$(0.31)	$(0.17)	$(1.10)	$(1.88)
Income (loss) from discontinued operations	2.29	—	2.43	—

Net income (loss)	$1.98	$(0.17)	$1.33	$(1.88)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	September 30,
	2004	2005
	(In thousands)
Options to purchase shares of common stock	15,403	10,633
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	—
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at face value beginning on October 1, 2005)	7,442	7,442
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,389	265
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	21,237	5,906

Total potential common shares	55,736	33,511

As of September 30, 2005, outstanding stock options include (1) 59,000 options at exercise prices ranging from $-0- to $4.00 per share and a weighted-average exercise price of $2.12 per share, (2) 6,984,000 options at exercise prices ranging from $4.01 to $24.49 per share and a weighted-average exercise price of $13.25 per share, and (3) 3,590,000 options at exercise prices ranging from $24.50 to $39.75 per share and a weighted-average exercise price of $28.67 per share. As of September 30, 2005, there were 10,526,000 options vested and 107,000 options unvested.

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

Prior to its sale in June of 2004, CCUK, the Company’s UK tower and broadcasting operations, was a reportable segment. As a result of the sale, segment data has been reclassified for all periods presented to include CCUK as a component of Corporate Office and Other on a discontinued operations basis.

On November 4, 2004, the Company entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). Following this transaction, the Company has combined the Crown Atlantic operating segment with the CCUSA operating segment. As a result of acquiring this remaining interest, segment data has been reclassified for all periods presented to include Crown Atlantic in the CCUSA operating segment.

The Company has pursued and is currently pursuing emerging strategic opportunities and adjacent businesses, including Crown Castle Mobile Media and Crown Castle Solutions. These businesses have been reclassified to the segment Emerging Businesses. Crown Castle Mobile Media had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the three months ended March 31, 2005, and segment information for all periods presented has been reclassified.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$125,546	$9,683	$—	$—	$135,229
Network services and other	13,900	975	81	—	14,956

	139,446	10,658	81	—	150,185

Costs of operations (exclusive of depreciation, amortization and accretion)	51,578	4,319	624	—	56,521
General and administrative	13,374	2,517	1,806	5,239	22,936
Corporate development	—	—	—	211	211
Restructuring credits	(445)	—	—	—	(445)
Asset write-down charges	—	—	—	—	—
Depreciation, amortization and accretion	62,867	6,741	218	99	69,925

Operating income (loss)	12,072	(2,919)	(2,567)	(5,549)	1,037
Interest and other income (expense)	(11,769)	(368)	—	(1,415)	(13,552)
Interest expense and amortization of deferred financing costs	(14,177)	(978)	—	(37,126)	(52,281)
Benefit (provision) for income taxes	7,000	(144)	—	—	6,856
Minority interests	(1,900)	1,356	—	—	(544)

Loss from continuing operations	(8,774)	(3,053)	(2,567)	(44,090)	(58,484)
Income (loss) from discontinued operations, net of tax	(1,309)	—	—	510,449	509,140

Net income (loss)	$(10,083)	$(3,053)	$(2,567)	$466,359	$450,656

Capital expenditures	$8,591	$576	$393	$3	$9,563

	Nine Months Ended September 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$367,530	$30,386	$—	$—	$397,916
Network services and other	44,473	3,302	132	—	47,907

	412,003	33,688	132	—	445,823

Costs of operations (exclusive of depreciation, amortization and accretion)	154,861	13,775	1,246	—	169,882
General and administrative	44,218	7,568	3,080	17,703	72,569
Corporate development	—	—	—	1,021	1,021
Restructuring credits	(445)	—	—	(33)	(478)
Asset write-down charges	3,816	—	—	—	3,816
Depreciation, amortization and accretion	189,755	20,723	314	349	211,141

Operating income (loss)	19,798	(8,378)	(4,508)	(19,040)	(12,128)
Interest and other income (expense)	(11,841)	(689)	—	(27,749)	(40,279)
Interest expense and amortization of deferred financing costs	(50,984)	(3,438)	—	(111,749)	(166,171)
Benefit (provision) for income taxes	6,000	(481)	—	—	5,519
Minority interests	(4,985)	4,033	—	—	(952)

Loss from continuing operations	(42,012)	(8,953)	(4,508)	(158,538)	(214,011)
Income (loss) from discontinued operations, net of tax	(2,656)	—	—	539,906	537,250

Net income (loss)	$(44,668)	$(8,953)	$(4,508)	$381,368	$323,239

Capital expenditures	$26,528	$1,161	$1,069	$49	$28,807

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$139,797	$12,399	$64	$—	$152,260
Network services and other	17,519	1,938	—	—	19,457

	157,316	14,337	64	—	171,717

Costs of operations (exclusive of depreciation, amortization and accretion)	57,701	5,015	646	—	63,362
General and administrative	18,818	2,835	1,384	10,447	33,484
Corporate development	—	—	891	—	891
Restructuring charges	—	—	—	—	—
Asset write-down charges	806	355	—	—	1,161
Depreciation, amortization and accretion	65,033	6,927	170	62	72,192

Operating income (loss)	14,958	(795)	(3,027)	(10,509)	627
Interest and other income (expense)	931	204	—	(518)	617
Interest expense and amortization of deferred financing costs	(26,288)	(924)	—	(1,388)	(28,600)
Provision for income taxes	—	(117)	—	—	(117)
Minority interests	—	904	—	—	904

Loss from continuing operations	(10,399)	(728)	(3,027)	(12,415)	(26,569)
Income (loss) from discontinued operations, net of tax	—	—	—	(1,497)	(1,497)

Net income (loss)	$(10,399)	$(728)	$(3,027)	$(13,912)	$(28,066)

Capital expenditures	$11,843	$537	$4,487	$—	$16,867

Total assets (at period end)	$3,768,353	$253,227	$25,294	$116,097	$4,162,971

	Nine Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$404,029	$35,832	$192	$—	$440,053
Network services and other	50,739	5,715	—	—	56,454

	454,768	41,547	192	—	496,507

Costs of operations (exclusive of depreciation, amortization and accretion)	167,331	15,831	1,510	—	184,672
General and administrative	47,392	8,927	2,814	20,788	79,921
Corporate development	—	—	2,110	—	2,110
Restructuring charges	—	—	—	8,477	8,477
Asset write-down charges	1,544	608	—	—	2,152
Depreciation, amortization and accretion	195,343	20,986	531	216	217,076

Operating income (loss)	43,158	(4,805)	(6,773)	(29,481)	2,099
Interest and other income (expense)	1,807	713	—	(287,555)	(285,035)
Interest expense and amortization of deferred financing costs	(36,302)	(3,044)	(1)	(63,915)	(103,262)
Provision for income taxes	—	(408)	—	—	(408)
Minority interests	—	2,977	—	—	2,977

Income (loss) from continuing operations	8,663	(4,567)	(6,774)	(380,951)	(383,629)
Income (loss) from discontinued operations, net of tax	—	—	—	(649)	(649)

Net income (loss)	$8,663	$(4,567)	$(6,774)	$(381,600)	$(384,278)

Capital expenditures	$27,417	$1,589	$9,748	$45	$38,799

Total assets (at period end)	$3,768,353	$253,227	$25,294	$116,097	$4,162,971

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended September 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(10,083)	$(3,053)	$(2,567)	$466,359	$450,656
Adjustments:
Income (loss) from discontinued operations, net of tax	1,309	—	—	(510,449)	(509,140)
Minority interests	1,900	(1,356)	—	—	544
Benefit (provision) for income taxes	(7,000)	144	—	—	(6,856)
Interest expense and amortization of deferred financing costs	14,177	978	—	37,126	52,281
Interest and other income (expense)	11,769	368	—	1,415	13,552
Depreciation, amortization and accretion	62,867	6,741	218	99	69,925
Operating non-cash compensation charges	869	9	—	564	1,442
Asset write-down charges	—	—	—	—	—
Restructuring charges (credits), including non-cash compensation charges	(445)	—	—	—	(445)

Adjusted EBITDA	$75,363	$3,831	$(2,349)	$(4,886)	$71,959

	Nine Months Ended September 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(44,668)	$(8,953)	$(4,508)	$381,368	$323,239
Adjustments:
Income (loss) from discontinued operations, net of tax	2,656	—	—	(539,906)	(537,250)
Minority interests	4,985	(4,033)	—	—	952
Benefit (provision) for income taxes	(6,000)	481	—	—	(5,519)
Interest expense and amortization of deferred financing costs	50,984	3,438	—	111,749	166,171
Interest and other income (expense)	11,841	689	—	27,749	40,279
Depreciation, amortization and accretion	189,755	20,723	314	349	211,141
Operating non-cash compensation charges	5,321	50	—	4,489	9,860
Asset write-down charges	3,816	—	—	—	3,816
Restructuring charges (credits), including non-cash compensation charges	(445)	—	—	(33)	(478)

Adjusted EBITDA	$218,245	$12,395	$(4,194)	$(14,235)	$212,211

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(10,399)	$(728)	$(3,027)	$(13,912)	$(28,066)
Adjustments:
Income (loss) from discontinued operations, net of tax	—	—	—	1,497	1,497
Minority interests	—	(904)	—	—	(904)
Benefit (provision) for income taxes	—	117	—	—	117
Interest expense and amortization of deferred financing costs	26,288	924	—	1,388	28,600
Interest and other income (expense)	(931)	(204)	—	518	(617)
Depreciation, amortization and accretion	65,033	6,927	170	62	72,192
Operating non-cash compensation charges	5,290	109	659	5,758	11,816
Asset write-down charges	806	355	—	—	1,161
Restructuring charges including non-cash compensation	—	—	—	—	—

Adjusted EBITDA	$86,087	$6,596	$(2,198)	$(4,689)	$85,796

	Nine Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$8,663	$(4,567)	$(6,774)	$(381,600)	$(384,278)
Adjustments:
Income (loss) from discontinued operations, net of tax	—	—	—	649	649
Minority interests	—	(2,977)	—	—	(2,977)
Benefit (provision) for income taxes	—	408	—	—	408
Interest expense and amortization of deferred financing costs	36,302	3,044	1	63,915	103,262
Interest and other income (expense)	(1,807)	(713)	—	287,555	285,035
Depreciation, amortization and accretion	195,343	20,986	531	216	217,076
Operating non-cash compensation charges	6,593	230	820	7,474	15,117
Asset write-down charges	1,544	608	—	—	2,152
Restructuring charges, including non-cash compensation	—	—	—	8,477	8,477

Adjusted EBITDA	$246,638	$17,019	$(5,422)	$(13,314)	$244,921

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The components of non-cash compensation from continuing operations are as follows:

	Three Months Ended September 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$50	$—	$—	$—	$50
Network services and other costs of operations	25	—	—	—	25
General and administrative expenses	794	9	—	564	1,367

Operating non-cash compensation charges	869	9	—	564	1,442
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$869	$9	$—	$564	$1,442

	Nine Months Ended September 30, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$342	$—	$—	$—	$342
Network services and other costs of operations	173	—	—	—	173
General and administrative expenses	4,806	50	—	4,489	9,345

Operating non-cash compensation charges	5,321	50	—	4,489	9,860
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$5,321	$50	$—	$4,489	$9,860

	Three Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$504	$—	$—	$—	$504
Network services and other costs of operations	246	—	—	—	246
General and administrative expenses	4,540	109	659	5,758	11,066

Operating non-cash compensation charges	5,290	109	659	5,758	11,816
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$5,290	$109	$659	$5,758	$11,816

	Nine Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$622	$—	$—	$—	$622
Network services and other costs of operations	305	—	—	—	305
General and administrative expenses	5,666	230	820	7,474	14,190

Operating non-cash compensation charges	6,593	230	820	7,474	15,117
Restructuring charges	—	—	—	6,424	6,424

Total non-cash compensation	$6,593	$230	$820	$13,898	$21,541

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

At December 31, 2004 and September 30, 2005, other accrued liabilities include $1,942,000 and $1,916,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Nine Months Ended September 30, 2005
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$—	$538	$538
Costs of office closures and other	1,404	—	1,404

	1,404	538	1,942

Amounts charged to expense:
Employee severance	—	2,053	2,053
Costs of office closures and other	—	—	—

Total restructuring charges	—	2,053	2,053

Amounts paid:
Employee severance	—	(1,797)	(1,797)
Costs of office closures and other	(282)	—	(282)

	(282)	(1,797)	(2,079)

Amounts accrued at end of period:
Employee severance	—	794	794
Costs of office closures and other	1,122	—	1,122

	$1,122	$794	$1,916

During the nine months ended September 30, 2004 and 2005, the Company abandoned or disposed of certain tower sites and recorded asset write-down charges of $3,816,000 and $2,152,000, respectively.

11. Acquisition

On July 11, 2005, the Company signed a definitive agreement to purchase 467 towers from affiliates of Trintel Communications, Inc. (“Trintel”) for approximately $145,000,000. The Company believes the acquisition of the towers from Trintel is consistent with the Company’s mission, which is to deliver the highest level of service to its customers at all times – striving to be their critical partner as it assists them in growing efficient, ubiquitous wireless networks. The expansion into major markets, such as Detroit and Dallas, further positions the Company to accomplish this mission. The Company also believes acquiring these towers from Trintel is consistent with the Company’s strategy of increasing recurring revenue and cash flow. Trintel’s portfolio produced approximately $14,400,000 in annualized site rental revenues and approximately $9,000,000 in annualized site rental gross margin at the time of the acquisition. On August 1, 2005, the Company completed the purchase of the Trintel towers. The results of operations from the towers acquired from Trintel have been included in the consolidated statement of operations from August 1, 2005. The Company funded the acquisition through borrowings under its 2005 Credit Facility (see note 4).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The total purchase price for the Trintel acquisition has been allocated as follows:

(In thousands of dollars)
Current assets	$359
Property and equipment	136,831
Goodwill	8,218
Deferred rental revenues and other accrued liabilities	(828)

$144,580

The unaudited pro forma balance sheets as of December 31, 2004 and September 30, 2005 and the related unaudited pro forma results of operations for the year ended December 31, 2004 and nine months ended September 30, 2005 are not presented due to the insignificant impact of the Trintel acquisition on the Company’s consolidated financial statements.

12. Subsequent Event

CCAL

On October 3, 2005, the Company announced that it has commenced an evaluation of strategic alternatives for its investment in CCAL, which may directly or indirectly include a leveraged recapitalization or a sale of part or all of its interest in a transaction involving an Australian initial public offering or a private sale. There can be no assurance that the Company, with approval from the Board of Directors, will undertake or pursue any particular action or alternative as a result of this review. UBS Investment Bank has been engaged to act as the advisor for this review.

Common Stock Purchases

In October of 2005, the Company purchased 366,000 shares of common stock in public market transactions. The Company utilized $8,950,000 in cash to affect these purchases.

2005 Credit Facility

On November 2, 2005, the Company borrowed an additional $55,000,000 under the 2005 Credit Facility for general corporate investment purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our consolidated financial condition as of September 30, 2005 and our consolidated results of operations for the three-month and nine-month periods ended September 30, 2004 and 2005. The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our businesses and the other non-historical statements in this discussion are forward-looking statements. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “plan,” “targets” or “may” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, including but not limited to prevailing market conditions and those set forth below under the caption “Factors That Could Affect Future Results”. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update such forward-looking statements.

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

Management Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of September 30, 2005, we owned, leased or managed 12,456 towers, including 11,070 towers in the United States and Puerto Rico and 1,386 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 85% of our property interests in such sites being pursuant to ground lease, sublease or license as of September 30, 2005. Our customers currently include many of the world’s major wireless communications companies, including Cingular Wireless, Verizon Wireless, T-Mobile, Sprint Nextel Corp., Alltel, Vodafone Australia and SingTel Optus. Approximately 81% of our revenues in the United States are derived from investment grade customers.

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

Net revenues grew by 14.3% and 11.4% for the three and nine months ended September 30, 2005, respectively, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing tower sites, contractual escalations on existing leases with variable escalations and new sites acquired or built since the end of the third quarter of 2004. New tenant additions and modifications were influenced by on-going demand for additional wireless communication sites primarily due to the continued strong growth in the usage of wireless minutes and introduction of new data services by wireless carriers. In our opinion, these wireless usage and data trends are indications of the on-going migration from wireline telephony to wireless telephony services and, if such trends continue, it would be favorable for our industry.

We believe the demand for new communication sites will continue. The demand for new communication sites is influenced by the demand for wireless telephony and data services from our customers. An indicator of demand for wireless telephony and data services is wireless minutes of use (“MOU’s”). Based on published reports from Cellular Telecommunications & Internet Association (“CTIA”), MOU’s in the United States exceeded 675 billion for the six months ended June of 2005, a 30.1% growth from the six months ended June of 2004. In addition, the wireless industry reported the largest one-year addition of new subscribers since it first offered commercial service in 1983. In the twelve month period ended June of 2005, more than 25.0 million subscribers came online increasing total subscribers to 194.5 million as of June 2005. The growth in MOU’s, combined with the addition of new subscribers, resulted in approximately 600 MOU’s per subscriber per month for the six months ended June of 2005.

Demand for communication sites could also be affected by carrier consolidation, because consolidation could result in duplicate or overlapping networks. On October 26, 2004, Cingular merged with AT&T Wireless, and on August 12, 2005, Sprint merged with Nextel. These mergers could adversely impact site rental revenues at our sites as a result of these network integrations. Our customers have not notified us of how many leases on our towers will definitively terminate as a result of these network integrations, but we have not yet seen any lease cancellations. In addition, we believe it is important to note that we are adding more leases per quarter from all of our customers than the total number of leases we believe will eventually be terminated as a result of the two announced mergers. We expect that the termination of these leases will be spread over multiple quarters as existing lease obligations expire. Our belief is consistent with the wireless carriers’ public comments that indicate that they expect a significant number of net new cell sites to be added during the next couple of years.

Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments annually, quarterly, or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow.

Gross margins (net revenues less cost of operations) grew by 15.7% and 13.0% for the three and nine months ended September 30, 2005, respectively, which was primarily driven by the increase in site rental revenues. The incremental margin percentage on the site rental revenue growth of $17.0 million and $42.1 million for the three and nine months ended September 30, 2005 was 75.2% and 77.6%, respectively, reflecting the relatively fixed nature of the costs to operate our towers.

We issued $1.9 billion in notes during June of 2005. The notes are investment grade and are secured by the personal property, license agreements and revenues related to our towers located in the United States and Puerto Rico. Proceeds from the notes were used to purchase and redeem $1,476.7 million carrying value of existing high yield debt during June and July of 2005 and to repay our previously outstanding Crown Atlantic credit facility. These purchases and redemptions resulted in losses of $179.1 million and $2.7 million during June and July of 2005, respectively. The annual run rate interest expense should be reduced by approximately $53.0 million after the issuance of the notes with a weighted average interest rate of 4.890% and the purchases and redemptions of debt occurring through July of 2005. Periodically, beginning in 2006, we contemplate issuing additional notes under a similar structure and pari-passu to the existing tower revenue notes, in order to leverage the growth in Adjusted EBITDA. The proceeds from issuances of additional notes will be available for general corporate purposes.

We believe this refinancing will provide us significantly more flexibility to invest the cash flow produced from operations, in activities that are expected to provide the greatest risk-adjusted returns. Those activities could include acquiring or building towers, improving existing towers, making investments in adjacent businesses including emerging businesses, or purchasing our own stock or debt securities. We purchased 14.7 million shares of our common stock in public market transactions utilizing $278.9 million in cash to affect these purchases. These purchases of common stock from April through September of 2005, combined with purchases of the 4% senior notes during January and April of 2005, reduced outstanding shares as of December 31, 2004 by 14.7 million or 6.5%, and potential future outstanding shares as of December 31, 2004 by 10.9 million or 22.3%, respectively. Also, in July of 2005, we purchased 467 towers from affiliates of Trintel for approximately $145.0 million and we invested $55.0 million, as part of a total of $150.0 million raised through an equity offering, in FiberTower, a privately-held provider of wireless backhaul services. Investing in activities that are expected to provide us with the greatest risk-adjusted returns, like the recent purchases of common stock, acquisition of towers and investment in FiberTower, are anticipated to be on-going activities.

During the three months ended September 30, 2005, the market performance of our stock reached certain target levels for accelerated vesting of restricted stock issued in the first quarter of 2004 and 2005. The acceleration of the various vestings resulted in the recognition of non-cash compensation charges totaling $11.1 million in continuing operations. We believe that stock awards are an important component of total compensation provided to executives and non-executive employees in recognition of their contributions.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2005 and 2004

On June 28, 2004, we signed a definitive agreement to sell CCUK to an affiliate of National Grid. CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. We completed the sale of CCUK on August 31, 2004.

In January of 2005, we adopted a plan to exit the business of OpenCell. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. On May 9, 2005, we sold OpenCell to a company in the business of developing and manufacturing wireless equipment, including distributed antenna systems. As part of the transaction, we have a product procurement arrangement that permits us to continue the purchase of equipment for the Crown Castle Solutions business.

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2005		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$135,229	90.0%	$152,260	88.7%	$17,031	12.6%
Network services and other	14,956	10.0%	19,457	11.3%	4,501	30.1%

	150,185	100.0%	171,717	100.0%	21,532	14.3%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	45,804	33.9%	50,029	32.9%	4,225	9.2%
Network services and other	10,717	71.7%	13,333	68.5%	2,616	24.4%

Total cost of operations	56,521	37.6%	63,362	36.9%	6,841	12.1%
General and administrative	22,936	15.3%	33,484	19.5%	10,548	46.0%
Corporate development	211	0.1%	891	0.5%	680	*
Restructuring charges (credits)	(445)	(0.3)%	—	—	445	*
Asset write-down charges	—	—	1,161	0.7%	1,161	*
Depreciation, amortization and accretion	69,925	46.6%	72,192	42.0%	2,267	3.2%

Operating income (loss)	1,037	0.7%	627	0.4%	(410)	(39.5)%
Other income (expense):
Interest and other income (expense)	(13,552)	(9.0)%	617	0.4%	14,169	*
Interest expense and amortization of deferred financing costs	(52,281)	(34.8)%	(28,600)	(16.7)%	23,681	*

Loss before income taxes and minority interests	(64,796)	(43.1)%	(27,356)	(15.9)%	37,440	*
Benefit (provision) for income taxes	6,856	4.6%	(117)	(0.1)%	(6,973)	*
Minority interests	(544)	(0.4)%	904	0.5%	1,448	*

Loss from continuing operations	(58,484)	(38.9)%	(26,569)	(15.5)%	31,915	*
Income (loss) from discontinued operations, net of tax	509,140	339.0%	(1,497)	(0.9)%	(510,637)	*

Net income (loss)	$450,656	300.1%	$(28,066)	(16.4)%	$(478,722)	*

*:	Percentage is not meaningful

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2005		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$397,916	89.3%	$440,053	88.6%	$42,137	10.6%
Network services and other	47,907	10.7%	56,454	11.4%	8,547	17.8%

	445,823	100.0%	496,507	100.0%	50,684	11.4%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	136,024	34.2%	145,468	33.1%	9,444	6.9%
Network services and other	33,858	70.7%	39,204	69.4%	5,346	15.8%

Total cost of operations	169,882	38.1%	184,672	37.2%	14,790	8.7%
General and administrative	72,569	16.3%	79,921	16.1%	7,352	10.1%
Corporate development	1,021	0.2%	2,110	0.4%	1,089	*
Restructuring charges (credits)	(478)	(0.1)%	8,477	1.7%	8,955	*
Asset write-down charges	3,816	0.9%	2,152	0.5%	(1,664)	(43.6)%
Depreciation, amortization and accretion	211,141	47.3%	217,076	43.7%	5,935	2.8%
Operating income (loss)	(12,128)	(2.7)%	2,099	0.4%	14,227	117.3%
Other income (expense):
Interest and other income (expense)	(40,279)	(9.0)%	(285,035)	(57.4)%	(244,756)	*
Interest expense and amortization of deferred financing costs	(166,171)	(37.3)%	(103,262)	(20.8)%	62,909	*

Loss before income taxes and minority interests	(218,578)	(49.0)%	(386,198)	(77.8)%	(167,620)	*
Benefit (provision) for income taxes	5,519	1.2%	(408)	(0.1)%	(5,927)	*
Minority interests	(952)	(0.2)%	2,977	0.6%	3,929	*

Loss from continuing operations	(214,011)	(48.0)%	(383,629)	(77.3)%	(169,618)	*
Income (loss) from discontinued operations, net of tax	537,250	120.5%	(649)	(0.1)%	(537,899)	*

Net income (loss)	$323,239	72.5%	$(384,278)	(77.4)%	$(707,517)	*

*:	Percentage is not meaningful

Consolidated Results

Net revenues for the three months ended September 30, 2005 were $171.7 million representing an increase of $21.5 million or 14.3% over the three months ended September 30, 2004. Net revenues for the nine months ended September 30, 2005 were $496.5 million representing an increase of $50.7 million or 11.4% over the nine months ended September 30, 2004. The revenue growth was primarily driven by site rental revenues from (1) new tenant additions (or modifications to existing installations) after October 1, 2004 on existing tower sites, (2) contractual escalations on existing leases with variable escalations, (3) new sites acquired or built since the end of the third quarter of 2004 and (4) renewal of certain leases and associated step up in the straight-line rents. Typically, the site rental revenues result from long-term (five to ten year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year greater than 95% of our site rental revenues are contracted for in a prior year and are of a recurring nature. In addition to the increase in site rental revenues, network services revenues for the three months ended September 30, 2005 increased by $4.5 million or 30.1% from the three months ended September 30, 2004 and by $8.5 million or 17.8% for the nine months ended September 30, 2005 from the nine months ended September 30, 2004, which reflects the variable nature of the network services business.

Site rental gross margins (net site rental revenues less site rental costs of operations) increased by $12.8 million or 14.3% to $102.2 million, or 67.1% of site rental revenues, for the three months ended September 30, 2005 from $89.4 million or 66.1% of site rental revenues for the three months ended September 30, 2004. The $12.8 million incremental margin represents 75.2% of the related increase in site rental revenues for the three months ended September 30, 2005, reflecting the relatively fixed nature of the costs to operate our towers.

Site rental gross margins increased by $32.7 million or 12.5% to $294.6 million, or 66.9% of site rental revenues, for the nine months ended September 30, 2005 from $261.9 million, or 65.8% of site rental revenues, for the nine months ended September 30, 2004. The $32.7 million incremental margin represents 77.6% of the related increase in site rental revenues for the nine months ended September 30, 2005, reflecting the relatively fixed nature of the costs to operate our towers.

Margins on site rental revenues were impacted by the non-cash portions of site rental revenues, ground lease expense and compensation charges. A summary of the non-cash portions of our site rental revenues, ground lease expense and compensation charges and resulting impact on our site rental gross margins is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$1,575	$5,608
Amounts attributable to straight-line recognition of fixed escalations	2,515	4,901

Total	$4,090	$10,509

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	$3,793	$10,731

Non-cash compensation charges	$504	$622

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	$1,575	$5,608
Amounts attributable to straight-line recognition of fixed escalations	(1,278)	(5,830)
Amounts attributable to non-cash compensation charges	(504)	(622)

Total	$(207)	$(844)

On February 7, 2005, the Securities and Exchange Commission issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. In March of 2005, we adjusted (both retroactively and prospectively) our method of accounting for tenant leases, ground leases, and depreciation and restated our consolidated balance sheet as of December 31, 2003, and consolidated statements of operations and comprehensive income (loss) and stockholder’s equity for the years ended December 31, 2002 and 2003 to reflect the corrections of errors for certain non-cash items relating to our lease accounting practices. The restatement effected periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2002. The restatement was reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004. The corrections consisted of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental cost of operations) and depreciation expense. Since the restatement, we have been engaged in, and are continuing, a lease by lease review of the leases that generated the non-cash adjustments attributable to increases in site rental revenues, ground lease expense and depreciation expense. This lease by lease review may result in certain non-cash adjustments to site rental revenues, ground lease expense and/or depreciation expense. We do not believe that any adjustment to site rental revenues, ground lease expense, and/or depreciation expense, either individually or collectively, will be material. We expect to record any such adjustment(s) as a result of this lease by lease review for the three months ending December 31, 2005.

General and administrative expenses were $33.5 million, or 19.5% of total net revenues, including $11.1 million of non-cash compensation charges, for the three months ended September 30, 2005, an increase of $10.5 million from $23.0 million, or 15.3% of total net revenues, including $1.4 million of non-cash compensation charges, for the three months ended September 30, 2004. Non-cash compensation charges increased $9.7 million as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during the three months ended September 30, 2005.

General and administrative expenses were $79.9 million, or 16.1% of total net revenues, including $14.2 million of non-cash compensation charges, for the nine months ended September 30, 2005, an increase of $7.3 million from $72.6 million, or 16.3% of total net revenues, including $9.3 million of non-cash compensation charges, for the nine months ended

September 30, 2004. Non-cash compensation charges increased $4.9 million as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during the nine months ended September 30, 2005.

As a result of the sale of CCUK, we consolidated certain corporate management functions. In connection with this restructuring, we recorded cash and non-cash charges of $2.1 million and $6.4 million, respectively, for the three months ended March 31, 2005 related to employee severance payments and modification of stock compensation awards. There were no restructuring charges for the three months ended September 30, 2005.

Depreciation, amortization and accretion for the three and nine months ended September 30, 2005 was $72.2 million and $217.1 million, respectively, an increase of $2.3 million and $5.9 million from the three and nine months ended September 30, 2004, respectively. These increases were primarily attributable to (1) an increase in our tower assets as a result of capital expenditures for both the modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures) and (2) the acquisition of 467 Trintel towers.

Interest and other income (expense) for the three months ended September 30, 2005, consists primarily of $2.7 million of losses from the redemption of the outstanding 9% senior notes, 9 1/2% senior notes, 10 3/8% senior discount notes, and 11 1/4% senior discount notes offset by $1.7 million from our share of income from unconsolidated affiliates and interest income from invested cash balances. Interest and other income (expense) for the nine months ended September 30, 2005 resulted primarily from (1) the purchases of $1,423.7 million combined face value of the 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes, and 7.5% Series B senior notes in June of 2005, which resulted in a combined loss of $179.0 million; (2) the purchases of $118.1 million of 4% convertible senior notes in January and April of 2005, which resulted in a loss of $102.1 million; (3) the aforementioned loss on the redeemed notes in the three months ended September 30, 2005; (4) $3.2 million from our share of losses incurred by unconsolidated affiliates; partially offset by (5) interest income from invested cash balances.

Interest expense and amortization of deferred financing costs for the three and nine months ended September 30, 2005 was $28.6 million and $103.3 million, a decrease of $23.7 and $62.9 million from the three and nine months ended September 30, 2004, respectively. The decrease for the three and nine months ended September 30, 2005 is primarily attributable to the purchases and repayments of outstanding debt during 2004 and 2005. The reductions in outstanding debt were:

•	$1,275.4 million for the 2000 credit facility, which was repaid in August 2004 via proceeds from the sale of CCUK;

•	$166.1 million of 4% senior notes via purchases in December of 2004 and January and April of 2005;

•	$180.0 million for the Crown Atlantic credit facility, which was repaid in March and June of 2005;

•	$418.3 million of 10 3/4% senior notes via purchases in June of 2005;

•	$405.5 million of 9 3/8% senior notes via purchase in June of 2005;

•	$299.9 million of 7.5% senior notes via purchases in June of 2005;

•	$300.0 million of 7.5% Series B senior notes via purchases in June of 2005;

•	$26.1 million of 9% senior notes redeemed in July of 2005;

•	$4.8 million of 9 1/2% senior notes redeemed in July of 2005;

•	$11.3 million of 10 3/8% senior notes redeemed in July of 2005; and

•	$10.7 million of 11 1/4% senior discount notes redeemed in July of 2005.

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

Prior to its sale in June of 2004, CCUK, our UK tower and broadcasting operations, was a reportable segment. As a result of the sale, segment data has been reclassified for all periods presented to include CCUK as a component of Corporate Office and Other on a discontinued operations basis.

On November 4, 2004, we entered into an agreement with a subsidiary of Verizon Communications (“Verizon”) to acquire Verizon’s remaining 37.245% equity interest in the Crown Castle Atlantic venture (“Crown Atlantic”). Following this transaction, we have combined the Crown Atlantic operating segment with the CCUSA operating segment. As a result of acquiring this remaining interest, segment data has been reclassified for all periods presented to include Crown Atlantic in the CCUSA operating segment.

We have pursued and are currently pursuing emerging strategic opportunities and adjacent businesses, including Crown Castle Mobile Media and Crown Castle Solutions. These businesses have been reclassified to the new segment Emerging Businesses. Crown Castle Mobile Media had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the three months ended March 31, 2005, and segment information for all periods presented has been reclassified.

See note 9 to the consolidated financial statements in “Item 1. Financial Statements” for segment results.

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower industry, and is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”).

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

Adjusted EBITDA is discussed further under “—Non-GAAP Financial Measures”.

US Tower Operations (“CCUSA”)

Three months ended September 30, 2005 and 2004

Net revenues for the three months ended September 30, 2005 were $157.3 million, a net increase of $17.9 million, or 12.8%, from the three months ended September 30, 2004. Of the $17.9 million overall increase in net revenues, $14.3 million relates to site rental revenues. The $14.3 million increase in site rental revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 reflects (1) new tenant additions (or modifications to existing installations) on our tower sites, (2) contractual escalations on existing leases with variable escalations, (3) new sites acquired or built since the third quarter of 2004 and (4) renewal of certain leases and associated step up in the straight-line rents. This increase represents approximately 83.7% of the consolidated increase in site rental revenues for this same period. As mentioned previously, more than 95% of our site rental revenue is of a recurring nature.

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

General and administrative expenses were $18.8 million, or 12.0% of total net revenues, including $4.5 million of non-cash compensation charges, for the three months ended September 30, 2005, an increase of $5.4 million from $13.4 million, or 9.6% of total net revenues, including $0.8 million of non-cash compensation charges, for the three months ended September 30, 2004. Non-cash compensation charges increased $3.7 million as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during the three months ended September 30, 2005.

Adjusted EBITDA for the three months ended September 30, 2005 was $86.1 million, representing a net increase of $10.7 million or 14.2% from the three months ended September 30, 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing tower sites. More specifically, site rental gross margins increased by $11.0 million or 13.2% to $94.1 million, or 67.3% of site rental revenues, for the three months ended September 30, 2005 from 66.2% of site rental revenues for the three months ended September 30, 2004. The $11.0 million incremental margin represents 77.0% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the three months ended September 30, 2005 was $15.0 million, a net increase of $2.9 million from the three months ended September 30, 2004. The increase in operating income is primarily driven by the $11.0 million increase in site rental gross margin, reflecting the relatively fixed nature of the costs to operate our towers offset by the aforementioned increase in general and administrative expenses.

The reconciling items between net income (loss) and Adjusted EBITDA for the three months ended September 30, 2005 and 2004 are:

•

Loss from discontinued operations, net of tax, for the three months ended September 30, 2005 was $0.0 million, a decrease of $1.3 million from the three months ended September 30, 2004. The decrease is the result of the completion of the sale of OpenCell in May of 2005;

•

Minority interest for the three months ended September 30, 2005 was $0.0 million, a decrease of $1.9 million from the three months ended September 30, 2004 as a result of the aforementioned acquisition of the remaining 37.245% interest in Crown Atlantic;

•

Benefit for income taxes for the three months ended September 30, 2005 was $0.0 million, a decrease of $7.0 million from the three months ended September 30, 2004. The benefit recorded for the three months ended September 30, 2004 consisted primarily of a non-cash deferred tax asset resulting from an alternative minimum tax carryforward, which allowed for the reduction in the valuation allowance, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill. The remaining alternative minimum tax carryforward as of September 30, 2005 is $8.6 million;

•

Interest expense and amortization of deferred financing costs for the three months ended September 30, 2005 was $26.3 million, an increase of $12.1 million from the three months ended September 30, 2004. This increase is primarily the result of $23.0 million of interest charges related to the $1.9 billion of notes issued in June of 2005 with a weighted average interest rate of 4.890%, offset by the repayment of the 2000 credit facility during the third quarter of 2004 and the reduction of the Crown Atlantic credit facility via regular payments throughout 2004 and 2005 up to the repayment date in early June of 2005;

•

Interest and other income (expense) for the three months ended September 30, 2005 was $0.9 million, an improvement of $12.7 million from the three months ended September 30, 2004. This improvement is primarily the result of a loss of $13.9 million relating to the repayment of the 2000 credit facility during the three months ended September 30, 2004;

•

Depreciation, amortization and accretion for the three months ended September 30, 2005 was $65.0 million, an increase of $2.2 million from the three months ended September 30, 2004. This increase was primarily attributable to (1) an increase in tower assets as a result of capital expenditures for both modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures) and (2) acquisition of 467 Trintel towers;

•

Operating non-cash compensation charges for the three months ended September 30, 2005 were $5.3 million, an increase of $4.5 million from the three months ended September 30, 2004. This increase relates to the expiration of restrictions on certain restricted common stock issued to employees;

•

Asset write-down charges for the three months ended September 30, 2005 were $0.8 million, an increase of $0.8 million from the three months ended September 30, 2004. The asset write-down charges consist of tower sites or sites in development that were disposed of or abandoned; and

•	Restructuring credits for the three months ended September 30, 2005 were $0.0 million, a decrease of $0.4 million from the three months ended September 30, 2004.

Nine months ended September 30, 2005 and 2004

Net revenues for the nine months ended September 30, 2005 were $454.8 million, a net increase of $42.8 million, or 10.4%, from the nine months ended September 30, 2004. Of the $42.8 million overall increase in net revenues, $36.5 million relates to site rental revenues. The $36.5 million increase in site rental revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 reflects (1) new tenant additions (or modifications to existing installations) on our tower sites, (2) contractual escalations on existing leases with variable escalations, (3) new sites acquired or built since the end of the third quarter of 2004 and (4) renewal of certain leases and associated step up in the straight-line rents. This increase represented approximately 86.7 % of the consolidated increase in site rental revenues for this same period. As discussed in the management overview, we believe that site rental revenues may increase as additional tenants are added to, or modifications are made to existing installations on, our tower assets. We expect network services revenues should continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

General and administrative expenses were $47.4 million, or 10.4% of total net revenues, including $5.7 million of non-cash compensation charges, for the nine months ended September 30, 2005, an increase of $3.2 million from $44.2 million, or 10.7% of total net revenues, including $4.8 million of non-cash compensation charges, for the nine months ended September 30, 2004. Non-cash compensation charges increased $0.9 million as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during the nine months ended September 30, 2005.

Adjusted EBITDA for the nine months ended September 30, 2005 was $246.6 million, representing a net increase of $28.4 million or 13.0% from the nine months ended September 30, 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing tower sites. More specifically, site rental gross margins increased by $29.1 million or 12.0% to $272.1 million, or 67.4% of site rental revenues, for the nine months ended September 30, 2005 from 66.1% of site rental revenues for the nine months ended September 30, 2004. The $29.1 million incremental margin represents 79.8% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the nine months ended September 30, 2005 was $43.2 million, a net increase of $23.4 million from the nine months ended September 30, 2004. The increase in operating income is primarily driven by the $29.1 million increase in site rental gross margin, reflecting the relatively fixed nature of the costs to operate our towers.

The reconciling items between net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2005 and 2004 are:

•

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2005 was $0.0 million, a decrease of $2.7 million from the nine months ended September 30, 2004. The decrease is the result of the completion of the sale of OpenCell;

•

Minority interest for the nine months ended September 30, 2005 was $0.0 million, a decrease of $5.0 million from the nine months ended September 30, 2004 as a result of the aforementioned acquisition of the remaining 37.245% interest in the Crown Atlantic;

•

Benefit for income taxes for the nine months ended September 30, 2005 was $0.0 million, a decrease of $6.0 million from the nine months ended September 30, 2004. The benefit recorded for the nine months ended September 30, 2004 consisted primarily of a non-cash deferred tax asset resulting from an alternative minimum tax carryforward, which allowed for the reduction in the valuation allowance, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill. The remaining alternative minimum tax carryforward as of September 30, 2005 is $8.6 million;

•

Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2005 was $36.3 million, a decrease of $14.7 million from the nine months ended September 30, 2004. This decrease is primarily the result of the repayment of the 2000 credit facility during the third quarter of 2004 and the reduction of the Crown Atlantic credit facility via regular payments throughout 2004 and 2005 up to the repayment date in early June of 2005, offset by $28.9 million of interest charges related to the $1.9 billion of notes issued in June of 2005 with a weighted average interest rate of 4.890%;

•

Interest and other income (expense) for the nine months ended September 30, 2005 was $1.8 million, an improvement of $13.6 million from the nine months ended September 30, 2004. This improvement was primarily the result of a loss of $13.9 million relating to the repayment of the 2000 credit facility during the three months ended September 30, 2004;

•

Depreciation, amortization and accretion for the nine months ended September 30, 2005 was $195.3 million, an increase of $5.6 million from the nine months ended September 30, 2004. This increase was primarily attributable to (1) an increase in tower assets as a result of capital expenditures for both modification and maintenance to tower assets (see “—Liquidity and Capital Resources” for a further discussion of our capital expenditures) and (2) acquisition of 467 Trintel towers;

•

Operating non-cash compensation charges for the nine months ended September 30, 2005 were $6.6 million, an increase of $1.3 million from the nine months ended September 30, 2004. This increase relates to the expiration of restrictions on certain restricted common stock issued to employees;

•

Asset write-down charges for the nine months ended September 30, 2005 were $1.5 million, a decrease of $2.3 million from the nine months ended September 30, 2004. The asset write-down charges consist of tower sites or sites in development that were disposed of or abandoned; and

•	Restructuring credits for the nine months ended September 30, 2005 was $0.0 million, a decrease of $0.4 million from the nine months ended September 30, 2004.

Australian Tower Operations (“CCAL”)

Three months ended September 30, 2005 and 2004

Total net revenues for the three months ended September 30, 2005 were $14.3 million, a net increase of $3.7 million or 34.5% from the three months ended September 30, 2004. This increase is primarily driven by growth in site rental revenues, which reflects the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. 3G networks in Australia continue to be developed under two significant joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia. The Optus/Vodafone Australia joint venture has already utilized a number of our towers as it commences its 3G deployment. We expect more of our existing towers will be utilized in 2005 by both joint ventures for their 3G networks.

Adjusted EBITDA for the three months ended September 30, 2005 was $6.6 million, a net increase of $2.8 million or 72.2% from the three months ended September 30, 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing tower sites and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $1.9 million or 30.1% to $8.1 million, or 65.6% of site rental revenues, for the three months ended September 30, 2005 from $6.3 million or 64.6% for the three months ended September 30, 2004. The $1.9 million incremental margin represents 69.3% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for the three months ended September 30, 2005 improved to $0.8 million, a net decrease of $2.1 million from the three months ended September 30, 2004. The reduction in operating loss is primarily due to the $1.9 million increase in gross margin from site rental revenues and the $1.1 million increase in gross margin from network service revenues, offset by an increase in general and administrative expenses as a result of increased employee related costs.

The reconciling items between net income (loss) and Adjusted EBITDA for the three months ended September 30, 2005 and 2004 are:

•	Minority interest, which represents the aforementioned minority shareholder’s 22.4% interest in our operations for the three months ended September 30, 2004 and 2005;

•	Provision for income taxes for the three months ended September 30, 2005 was $0.1 million, remaining unchanged from the three months ended September 30, 2004;

•

Interest expense and amortization of deferred financing costs, which represent imputed interest on financing related to an acquisition of certain of our tower assets for the three months ended September 30, 2004 and 2005;

•

Interest and other income (expense) for the three months ended September 30, 2005 was $0.2 million, an improvement of $0.6 million from the three months ended September 30, 2004. Interest and other income (expense) consists primarily of interest income on invested cash balances.

•	Depreciation, amortization and accretion which remained virtually unchanged ($6.9 million for the three months ended September 30, 2005 and $6.7 million for the three months ended September 30, 2004);

•

Operating non-cash compensation charges represent the recognition of expense for awards under the CCAL stock option plan. Operating non-cash compensation charges for the three months ended September 30, 2005 were $0.1 million, an increase of $0.1 million from the three months ended September 30, 2004; and

•

Asset write-down charges for the three months ended September 30, 2005 were $0.4 million, an increase of $0.4 million from the three months ended September 30, 2004. The asset write-down charges consist of tower sites or sites in development that were disposed of or abandoned.

The increases and decreases between the three months ended September 30, 2005 and the three months ended September 30, 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

Nine months ended September 30, 2005 and 2004

Total net revenues for the nine months ended September 30, 2005 were $41.5 million, a net increase of $7.9 million or 23.3% from the nine months ended September 30, 2004. Approximately two thirds of this increase relates to growth in site rental revenues, with the remaining one third related to growth in service revenues. The site rental revenue growth reflects the new tenant additions (or modifications to existing installations) on our tower sites and contractual escalations on existing leases with variable escalations. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for the nine months ended September 30, 2004 and 2005, respectively, related to a fee for the shortfall in contractually committed licenses.

Adjusted EBITDA for the nine months ended September 30, 2005 was $17.0 million, a net increase of $4.6 million or 37.3% from the nine months ended September 30, 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing tower sites. Site rental gross margins increased by $3.7 million or 19.5% to $22.6 million, or 63.1% of site rental revenues, for the nine months ended September 30, 2005 from $18.9 million or 62.2% for the nine months ended September 30, 2004. The $3.7 million incremental margin represents 67.6% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for the nine months ended September 30, 2005 improved to $4.8 million, a net decrease of $3.6 million from the nine months ended September 30, 2004. The reduction in operating loss is primarily due to the $3.7 million increase in gross margin from site rental revenues and the $2.1 million increase in gross margin from network service revenues, offset by an increase in general and administrative expenses as a result of headcount additions and increased employee related costs.

The reconciling items between net income (loss) and Adjusted EBITDA for the nine months ended September 30, 2005 and 2004 are:

•	Minority interest, which represents the aforementioned minority shareholder’s 22.4% interest in our operations for the nine months ended September 30, 2004 and 2005;

•	Provision for income taxes for the nine months ended September 30, 2005 was $0.4 million, a decrease of $0.1 million from the nine months ended September 30, 2004;

•

Interest expense and amortization of deferred financing costs, which represent imputed interest on financing related to an acquisition of certain of our tower assets for the nine months ended September 30, 2004 and 2005;

•

Interest and other income (expense) for the nine months ended September 30, 2005 was $0.7 million, an improvement of $1.4 million from the nine months ended September 30, 2004. Interest and other income (expense) consists primarily of interest income on invested cash balances;

•	Depreciation, amortization and accretion which remained virtually unchanged ($20.7 million for the nine months ended September 30, 2004 and $21.0 million for the nine months ended September 30, 2005);

•

Operating non-cash compensation charges represent the recognition of expense for awards under the CCAL stock option plan. Operating non-cash compensation charges for the nine months ended September 30, 2005 were $0.2 million, an increase of $0.2 million from the nine months ended September 30, 2004; and

•

Asset write-down charges for the nine months ended September 30, 2005 were $0.6 million, an increase of $0.6 million from the nine months ended September 30, 2004. Asset write-down charges consists of tower sites or sites in development that were disposed of or abandoned.

The increases and decreases between the nine months ended September 30, 2005 and the nine months ended September 30, 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

Emerging Businesses

Three months ended September 30, 2005 and 2004

Net revenues for the three months ended September 30, 2005 and 2004 were $0.1 million. Emerging Businesses represent new strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates and exhibit potential to complement our core site rental business. Because these businesses may be in the earlier stages of development, significant revenues have not been realized during the three months ended September 30, 2004 and 2005.

Crown Castle Mobile Media was formed to explore a potential offering of a digital video broadcast to handsets (“DVB-H”) service to capitalize on our U.S. nationwide license relating to five megahertz of spectrum in the 1670-1675 MHz band. Crown Castle Mobile Media has launched a test network of its DVB-H technology in Pittsburgh, Pennsylvania and is developing networks in certain select U.S. cities. Crown Castle Mobile Media had no revenues for the three months ended September 30, 2004 and 2005.

Crown Castle Solutions offers a hub-based, low visibility distributed antenna system, called OptiNet. OptiNet installations are attractive alternatives to a traditional tower site in areas where zoning or densities make a tower unfeasible. Base stations can be located up to ten miles away and connected to the distributed antenna system via dark fiber. Each antenna location in the distributed antenna network provides coverage in a radius of approximately one half mile. Crown Castle Solutions had revenues of $0.1 million and $0.1 million for the three months ended September 30, 2004 and 2005, respectively.

The operating loss and net loss of $3.0 million and negative Adjusted EBITDA of $2.2 million for the three months ended September 30, 2005 primarily consists of the (1) operating losses associated with Crown Castle Solutions, and to a lesser extent (2) operating costs of Crown Castle Mobile Media.

Nine months ended September 30, 2005 and 2004

Net revenues for the nine months ended September 30, 2005 and 2004 were $0.2 million and $0.1 million, respectively. Crown Castle Mobile Media had no revenues for the nine months ended September 30, 2004 and 2005. Crown Castle Solutions had revenues of $0.1 million and $0.2 million for the nine months ended September 30, 2004 and 2005, respectively.

The operating loss and net loss of $6.8 million and negative Adjusted EBITDA of $5.4 million for the nine months ended September 30, 2005 primarily consists of the (1) operating losses associated with Crown Castle Solutions, and to a lesser extent (2) operating costs of Crown Castle Mobile Media.

Corporate Office and Other

Three months ended September 30, 2005 and 2004

General and administrative expenses were $10.4 million, including $5.8 million of non-cash compensation charges, for the three months ended September 30, 2005, an increase of $5.2 million from $5.2 million, including $0.6 million of non-cash compensation charges, for the three months ended September 30, 2004. Non-cash compensation charges increased $5.2 million as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during the three months ended September 30, 2005.

Negative Adjusted EBITDA for the three months ended September 30, 2005 was $4.7 million, an improvement of $0.2 million or 4.0% from the three months ended September 30, 2004. Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions. The reconciling items between net income (loss) and Adjusted EBITDA are:

•

Income (loss) from discontinued operations consisting of the income (loss) from OpenCell for the three months ended September 30, 2004 and 2005, and the gain on disposal of CCUK for the three months ended September of 2004;

•

Interest expense and amortization of deferred financing costs and interest and other income (expense). The combined decrease in interest and other income (expense) and interest expense and amortization of deferred financing costs for the three months ended September 30, 2005 from the three months ended September 30, 2004 reflects (1) the aforementioned redemption of the combined $52.9 million of 9% senior notes, 9 1/2% senior notes, 10 3/8% senior discount notes, and 11 1/4% senior discount notes, which resulted in a loss of $2.7 million for the three months ended September 30, 2005, (2) $1.7 million from our share of income from unconsolidated affiliates, partially offset by, (3) the resultant lower interest expense from the aforementioned purchases of $1,423.7 million combined face value of the 4% senior notes, 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes, and 7.5% Series B senior notes in 2005, and (4) the resultant lower interest expense from purchases, redemptions, and repayment of long-term debt in 2004;

•	Depreciation amortization and accretion for the three months ended September 30, 2005 was $0.1 million, or virtually unchanged from the three months ended September 30, 2004; and

•

Operating non-cash compensation charges for the three months ended September 30, 2005 were $5.8 million, an increase of $5.2 million from the three months ended September 30, 2004. This increase relates to the expiration of restrictions on certain restricted common stock issued to executives and employees.

Nine months ended September 30, 2005 and 2004

General and administrative expenses were $20.8 million, including $7.5 million of non-cash compensation charges, for the nine months ended September 30, 2005, an increase of $3.1 million from $17.7 million, including $4.5 million of non-cash compensation charges, for the nine months ended September 30, 2004. Non-cash compensation charges increased $3.0 million as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during the nine months ended September 30, 2005.

Negative Adjusted EBITDA for the nine months ended September 30, 2005 was $13.3 million, an improvement of $0.9 million or 6.5% from the nine months ended September 30, 2004. The negative Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions. The reconciling items between net income (loss) and Adjusted EBITDA are:

•

Income (loss) from discontinued operations consisting of the income (loss) from OpenCell for the nine months ended September 30, 2004 and 2005, and the gain on disposal and income from discontinued operations of CCUK for the nine months ended September of 2004;

•

Interest expense and amortization of deferred financing costs and interest and other income (expense). The combined increase in interest and other income (expense) and interest expense and amortization of deferred financing costs for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 reflects (1) the aforementioned purchases of $1,541.8 million combined face value of the 4% senior notes, 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes, and 7.5% Series B senior notes in 2005, which resulted in a loss of $281.1 million for the nine months ended September 30, 2005, (2) the aforementioned redemption of the combined $52.9 million of 9% senior notes, 9 1/2% senior notes, 10 3/8% senior discount notes, and 11 1/4% senior discount notes resulting in a loss of $2.7 million, (3) $3.5 million from our share of losses incurred by unconsolidated affiliates, partially offset by (4) the aforementioned resultant lower interest expense from purchases, redemptions, and repayment of long-term debt in 2004 and the first nine months of 2005;

•	Depreciation, amortization and accretion for the nine months ended September 30, 2005 was $0.2 million, a decrease of $0.1 million from the nine months ended September 30, 2004;

•

Operating non-cash compensation charges for the nine months ended September 30, 2005 were $7.5 million, an increase of $3.0 million from the nine months ended September 30, 2004. This increase relates to the expiration of restrictions on certain restricted common stock issued to executives and employees; and

•

Restructuring charges for the nine months ended September 30, 2005 were $8.5 million, an increase of $8.5 million from the nine months ended September 30, 2004. The increase is a result of $2.1 million of cash compensation charges and $6.4 million of non-cash compensation charges related to the aforementioned employee severance costs and stock compensation modifications, respectively, as a result of the consolidation of certain management functions.

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

Liquidity Position. As of September 30, 2005, after giving effect to (1) the purchase of our common stock in October of 2005 and (2) the November 2, 2005 borrowing under the 2005 credit facility, we had consolidated cash and cash equivalents of 117.4 million (exclusive of restricted cash of $80.7 million), consolidated long term and short term debt of $2,175.7 million, consolidated redeemable preferred stock of $509.0 million and consolidated stockholders equity of $1,190.3 million.

Common Stock and Convertible Purchases. During the nine months ended September 30, 2005, we purchased 14.7 million shares of our common stock in public market transactions utilizing $278.9 million in cash to affect these purchases. These purchases of common stock from April through September of 2005, combined with purchases of the 4% senior notes during January and April of 2005, reduced outstanding shares as of December 31, 2004 by 14.7 million or 6.5%, and potential future outstanding shares as of December 31, 2004 by 10.9 million or 22.3%, respectively. Consistent with our strategy, we may elect to make similar purchases of our common stock and convertible instruments in the future.

Operating Cash

Net Cash from Operations. A summary of our net cash provided by operating activities (from our consolidated statement of cash flows), is as follows:

	Nine Months Ended September 30,
	2004	2005
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$46,176	$108,738

The net cash provided by operating activities increased by $62.6 million from the nine months ended September 30, 2004 due primarily to growth in our core site leasing, a decrease in cash interest paid and a decrease in trade receivables. Changes in working capital, and particularly changes in accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various notes issues.

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

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows), is as follows:

	Nine Months Ended September 30,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2004	2005	2004	2005	2004	2005
	(In thousands of dollars)
CCUSA	$5,464	$8,094	$21,064	$19,323	$26,528	$27,417
CCAL	413	1,154	748	435	1,161	1,589
Emerging Businesses	79	103	990	9,645	1,069	9,748
Corporate Office and Other	49	45	—	—	49	45

Consolidated	$6,005	$9,396	$22,802	$29,403	$28,807	$38,799

For the nine months ended September 30, 2005, total capital expenditures increased $10.0 million, or 34.7%, from the nine months ended September 30, 2004. The increase in sustaining capital expenditures is consistent with our expectations for the on-going maintenance activities on our sites. The increase in revenue generating capital expenditures is primarily driven by the installation of distributed antenna systems by Crown Castle Solutions (approximately $6.6 million) and expenditures by Crown Castle Mobile Media related to the planned build of a dedicated digital network for broadcasting live television to mobile devices ($3.1 million). Our decisions regarding the construction of new towers and distributed antenna systems are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Other Investments. In July of 2005, we invested an additional $55.0 million in FiberTower. In August of 2005, we acquired 467 towers from an affiliate of Trintel for approximately $145.0 million in cash. We believe the acquisition of the towers from Trintel is consistent with our mission, which is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The expansion into major markets, such as Detroit and Dallas, further positions us to accomplish this mission. We also believe acquiring these towers from Trintel is consistent with our strategy of increasing recurring revenue and cash flow.

Financing Activities

For the nine months ended September 30, 2004 and 2005, our net cash used for financing activities was ($1,595.5) million and ($371.2) million, respectively. These amounts for 2004 and 2005 are largely due to (1) financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure and (2) purchases of our own stock, as we continue to invest in opportunities we believe will drive long-term shareholder value. The following is a summary of the significant financing transactions completed in 2005:

Issuance of Debt. On June 8, 2005, we issued notes in the amount of $1.9 billion in a private transaction. The notes are investment grade and are secured by our assignable U.S. personal property and our license agreements and related revenues with our U.S. customers. The notes are fixed rate obligations of ours, with interest rates ranging from 4.643% to 5.612%. The weighted average interest rate on the debt was 4.890%. The proceeds from the sale of the notes net of certain fees and expenses of issuance of the $1.9 billion tower revenue notes were used to (1) purchase the tendered 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes and 7.5% Series B senior notes; (2) redemption of the 9% senior notes, 9 1/2% senior notes, 10 3/8% senior discount notes and 11 1/4% senior discount notes; and (3) repay our outstanding Crown Atlantic credit facility. In addition, on June 8, 2005, proceeds of $48.9 million were used to fund certain reserve accounts, in accordance with the indenture governing the notes, for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the tower sites, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. The balance will be used for general corporate purposes.

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

Purchases of Debt. In January of 2005, we utilized $175.4 million of our cash to purchase $93.5 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $1.7 million in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 8.6 million shares of common stock. The debt purchases resulted in losses of $82.6 million for the first quarter of 2005, consisting of the write-off of unamortized deferred financing costs ($2.4 million) and the excess of the total purchase price over the carrying value of the notes ($80.2 million). Such losses are included in interest and other income (expense) on the consolidated statement of operations for the nine months ended September 30, 2005.

In April of 2005, we utilized $43.7 million of cash to purchase $24.6 million in outstanding principal amount of our 4% senior notes, including accrued interest thereon of $0.2 million, in public market transactions. The purchase eliminated the potential future conversion of the purchased notes into 2.3 million shares of common stock. The debt purchases resulted in losses of $19.5 million for the three months ending June 30, 2005, consisting of the write-off of unamortized deferred financing costs ($0.6 million) and the excess of the total purchase price over the carrying value of the notes ($18.9 million). Such losses are included in interest and other income (expense) on the consolidated statement of operations for the nine months ended September 30, 2005. After both the January and April purchases, the remaining amount of 4% senior notes is $64.0 million, which is convertible into 5.9 million shares of common stock.

On May 17, 2005, we commenced cash tender offers and consent solicitations for all of our outstanding 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes and 7.5% Series B senior notes. On May 31, 2005, in accordance with the terms of the tender offers, the purchase prices were determined to be 106.422%, 110.480%, 113.856% and 113.856% of the outstanding principal amount at maturity for the 10 3/4% senior notes, 9 3/8% senior notes, 7.5% senior notes and 7.5% Series B senior notes, respectively. Such purchase prices include a consent payment of $40.00 per $1,000 principal amount of notes tendered on or prior to the consent date. In June of 2005 we utilized cash of approximately (1) $461.0 million to purchase the $418.3 million in outstanding principal amount of the tendered 10 3/4% senior notes, including accrued interest thereon of $15.9 million, (2) $461.4 million to purchase the $405.5 million in outstanding principal amount of the tendered 9 3/8% senior notes, including accrued interest thereon of $13.4 million, (3) $341.9 million to purchase the $299.9 million in outstanding principal amount of the tendered 7.5% senior notes, including accrued interest thereon of $0.4 million, and (4) $342.0 million to purchase the $300.0 million in outstanding principal amount of the tendered 7.5% Series B senior notes, including accrued interest thereon of $0.4 million. The purchase of the tendered 10 3/4% senior notes resulted in a loss of $35.0 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($8.2 million) and the excess of the total purchase price over the carrying value of the tendered notes ($26.8 million). The purchase of the tendered 9 3/8% senior notes resulted in a loss of $47.9 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($5.4 million) and the excess of the total purchase price over the carrying value of the tendered notes ($42.5 million). The purchase of the tendered 7.5% senior notes resulted in a loss of $47.6 million for the three months ended June 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($6.1 million) and the excess of the total purchase price over the carrying value of the tendered notes ($41.5 million). The purchase of the tendered 7.5% Series B senior notes resulted in a loss of $48.5 million for the three months ended June

30, 2005, consisting of the write-off of the unamortized deferred financing costs ($7.0 million) and the excess of the total purchase price over the carrying value of the tendered notes ($41.5 million). Such losses are included in interest and other income (expense) on the consolidated statement of operations for the nine months ended September 30, 2005. On June 8, 2005, we also repaid the $108.0 million in remaining outstanding borrowings under the Crown Atlantic credit facility and paid $0.7 million to terminate the related swap agreement that effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic credit facility from a floating rate to a fixed rate.

On July 8, 2005, we redeemed the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Senior Discount Notes and 11 1/4% Senior Discount Notes (“Redeemed Notes”). We utilized approximately $56.2 million to redeem the $52.9 million in outstanding principal amount of the Redeemed Notes, including accrued interest of $1.2 million. The redemptions resulted in losses of $2.7 million for the three months ended September 30, 2005, consisting of the write-off of the unamortized deferred financing costs ($0.7 million) and the excess of the total purchase price over the carrying value of the redeemed notes ($2.0 million).

Our purchases of the debt securities in January, April, June and July of 2005, including the purchases pursuant to the tender offers and the redemptions discussed above resulted in losses of $283.8 million for the nine months ended September 30, 2005 and $2.7 million for the three months ended September 30, 2005. Such losses are included in interest and other income (expense) on our consolidated statement of operations.

Such purchases and redemptions were as follows:

	Principal Amount and Carrying Value	Cash Paid		Losses on Purchase
		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands of dollars)
4% Convertible Senior Notes due 2010	$118,052	$—	$217,127	$—	$(102,070)
10 3/4% Senior Notes due 2011	418,304	—	445,165	—	(35,037)
9 3/8% Senior Notes due 2011	405,523	—	448,018	—	(47,872)
7.5% Senior Notes due 2013	299,944	—	341,464	—	(47,599)
7.5% Series B Senior Notes due 2013	299,962	—	341,517	—	(48,543)
9% Senior Notes due 2011	26,133	26,917	26,917	(1,214)	(1,214)
9 1/2% Senior Notes due 2011	4,753	4,979	4,979	(282)	(282)
10 3/8% Senior Discount Notes due 2011	11,341	11,733	11,733	(504)	(504)
11 1/4% Senior Discount Notes due 2011	10,700	11,302	11,302	(676)	(676)

	$1,594,712	$54,931	$1,848,222	$(2,676)	$(283,797)

Purchases of Common Stock. During the three and nine months ended September 30, 2005, we purchased 4.3 million and 14.7 million, respectively, shares of common stock in public market transactions. We utilized $103.1 million and $278.9 million, respectively, in cash to affect these purchases. We may choose to continue purchases of common stock in the future.

Restricted Common Stock. On July 19, 2005, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This second target level was reached when the market price of our common stock closed at or above $18.52 per share (125% of the first target level of $14.81 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to 318,133 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of approximately $2.0 million in continuing operations and $0.7 million in loss from discontinued operations (for the vesting of shares related to former CCUK employees) for the quarter ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 130,672 of such shares of common stock (at a price of $20.28 per share) for a total of $2.7 million in cash.

On July 19, 2005, the market performance of our common stock reached the first target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This first target level was reached when the market price of our common stock closed at or above $18.63 per share (approximately 115% of the base price of $16.20 per share for executives and non-executive employees) for 20 consecutive trading days. As a result, the restrictions expired with respect to 228,485 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of approximately $1.4 million for executives and $1.3 million for non-

executive employees, respectively, for the quarter ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 76,090 of such shares of common stock (at a price of $20.28 per share) for a total of $1.5 million in cash.

On August 30, 2005, the market performance of our common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This second target level was reached when the market price of our common stock closed at or above $21.42 per share (115% of the first target level of $18.63 per share for executives and non-executive employees) for 20 consecutive trading days. As a result, the restrictions expired with respect to 227,185 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $3.5 million for the quarter ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 76,299 of such shares of common stock (at a price of $24.48 per share) for a total of $1.9 million in cash. As of September 30, 2005, there are 265,524 shares of restricted common stock outstanding.

On September 16, 2005, the market performance of our common stock reached the third and final target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This third and final target level was reached when the market price of our common stock closed at or above $23.14 per share (125% of the second target level of $18.52 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to 384,973 shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of approximately $3.0 million in continuing operations and $0.8 million in loss from discontinued operations (for the vesting of shares related to former CCUK employees), respectively, for the quarter ended September 30, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and we arranged to purchase these shares in order to facilitate the stock sales. We purchased 134,046 of such shares of common stock (at a price of $24.65 per share) for a total of $3.3 million in cash. As of September 30, 2005, all shares of restricted common stock that were issued in March, April and May of 2004 have vested.

Preferred Stock Dividends. We have the option to pay the dividends on our 8 1/4% convertible preferred stock in cash or shares of common stock. In March of 2005, we paid a quarterly dividend on the 8 1/4% convertible preferred stock by issuing a total of 245,000 shares of common stock. As allowed by the deposit agreement relating to dividend payments on the 8 1/4% convertible preferred stock, we purchased the 245,000 shares of common stock from the dividend paying agent for a total of $4.1 million in cash. In June and September of 2005, we used $4.1 million of cash to pay the quarterly dividends on the 8 1/4% convertible preferred stock. We may choose to continue cash payments of the dividends in the future in order to offset dilution caused by issuance of common stock as dividends on our preferred stock.

We are required to redeem all outstanding shares of the 8 1/4% convertible preferred stock on March 31, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares are convertible, at the option of GECC, in whole or in part at any time, into shares of our common stock at a conversion price of $26.875 per share. Beginning October 1, 2005, the convertible preferred stock is redeemable at our option, in whole or in part, at the liquidation preference.

We also have the option to pay dividends on our 6.25% convertible preferred stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). In February and May of 2005, quarterly dividends were paid with 316,700 and 315,000 shares of common stock, respectively. In August of 2005, the quarterly dividend was paid in cash. We may choose to continue cash payments of the dividends in the future in order to offset dilution caused by issuance of common stock as dividends on our preferred stock.

We are required to redeem all outstanding shares of the 6.25% convertible preferred stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares of 6.25% convertible preferred stock are convertible, at the option of the holder, in whole or in part at any time, into shares of our common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, we have the right to convert the 6.25% convertible preferred stock, in whole or in part, into shares of our common stock at the same conversion price.

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

Restricted Cash. Pursuant to the indenture agreement governing the $1.9 billion tower revenue notes, all rental cash receipts of the issuers of the tower revenue notes and their subsidiaries are restricted and held by the indenture trustee each month. The monies in excess of required reserve balances are subsequently released to us on the 15th calendar day following month end. On October 15, 2005, $24.9 million of the restricted cash balance was released to us by the indenture trustee.

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

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through our lenders in amounts aggregating $6.8 million and expire on various dates through May of 2007.

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

Impact of Recently Issued Accounting Standards

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented at the beginning of the next fiscal year. As such, we will adopt the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS

123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. We expect that the adoption of SFAS 123(R) will increase our non-cash compensation charges by approximately $0.5 million for the year ending 2006.

In March of 2005, the SEC staff issued guidance on SFAS 123(R), Share-Based Payment. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123(R). However, the Company has reclassified non-cash compensation charges to the same line items within the consolidated statement of operations as cash compensation paid to employees, in accordance with the provisions of SAB 107. The amount of each line item that is attributable to non-cash compensation charges is provided parenthetically on the face of the consolidated statement of operations.

In March of 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a significant effect on our consolidated financial statements.

In May of 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Financial Accounting Standards No. 3 (“SFAS 3”), Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a significant effect on our consolidated financial statements.

In October of 2005, the FASB issued Staff Position FAS 13-1 (“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted by not required. We do not expect the adoption of FAS 13-1 to have a significant effect on our consolidated financial statements.

Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower industry, and is not a measure of performance calculated in accordance with GAAP.

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

•

as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation and amortization and accretion) from our operating results;

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

Critical Accounting Policies

Our critical accounting policies are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies as of December 31, 2004 are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2004 contained in our 2004 Annual Report on Form 10-K. We have reviewed our policies and determined that the policies in place for the year ended December 31, 2004 remain critical accounting policies for the nine months ended September 30, 2005.

Factors That Could Affect Future Results

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements:

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss or consolidation of, network sharing among or financial instability of any of our limited number of customers may materially decrease revenues.

•	Consolidations and mergers in the wireless industry could decrease the demand for our sites and may lead to reductions in our revenues and our ability to generate positive cash flows.

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

•

Our investment in FiberTower has certain risk factors different from our consolidated operations, including an unproven business model, and may produce results that are less than anticipated, including a write off of all or part of such investment.

•

Crown Castle Mobile Media business has certain risk factors different from our consolidated core businesses, including an unproven business model, and may produce results that are less than anticipated, including a write off of all or part such business and its assets.

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

PART II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the third quarter of 2005:

Period	Total Number of Shares Purchased (2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	—	$—	—	—
August 1 – August 31, 2005 (1)	1,665,421	$23.73	—	—
September 1 – September 30, 2005 (1)	2,607,565	$24.39	—	—

Total	4,272,986		—	—

(1)

In August and September of 2005, we purchased 4,272,986 shares of common stock in public market transactions. We utilized $103,133,000 in cash to affect these purchases. We may elect to make similar purchases of our common stock in the future.

(2)

In addition to the common stock purchases shown in the table, in July, August and September of 2005, in connection with the expiration of restrictions on certain restricted common stock issued to our executive and non-executive employees, we purchased 418,273 shares of common stock for an aggregate price of $9,390,000 in private transactions from executives, employees and former employees electing to sell a portion of their shares in order to satisfy their minimum tax withholding liabilities. We may elect to make similar purchases of our common stock in the future in connection with the expiration of restrictions with respect to restricted common stock we have issued or may issue. See note 6 to the Consolidated Financial Statements in “Item 1. Financial Statements”.

(3)

In addition to the common stock purchases shown in the table, in October of 2005, we purchased 366,000 shares of our common stock in public market transactions. See note 12 to the Consolidated Financial Statements in “Item 1. Financial Statements”. We may elect to make similar purchases of our common stock in the future.

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

CROWN CASTLE INTERNATIONAL CORP.

Date: November 7, 2005	By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2005	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)