Form 10-K
period 2005-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2006-03-24
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-16441

CROWN CASTLE INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Bering Drive Suite 600 Houston, Texas	77057-1457
(Address of principal executive offices)	(Zip Code)

(713) 570-3000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.    Yes  ☒    No  ☐

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,356.2 million as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $20.32 per share.

Applicable Only to Corporate Registrants

As of February 28, 2006, there were 215,763,286 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2006 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the SEC. Such statements include, plans, projections and estimates contained in “Business”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Risk Factors” herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

EXPLANATORY NOTE REGARDING RESTATEMENT

The Company is restating its consolidated balance sheet as of December 31, 2004, and consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2003 and 2004. The restatement affected periods prior to 2003 (see “Selected Financial Data”). The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2003. The restatement is reported in this Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Restatement”). The Company’s consolidated financial statements have been restated to reflect the correction of errors for certain non-cash items primarily relating to the Company’s lease accounting practices. The correction of these errors resulted in a $19.0 million cumulative improvement to net income (loss) on the Company’s consolidated statements of operations from inception through September 30, 2005.

On February 7, 2005, the Securities and Exchange Commission (“SEC”) issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. In March 2005, the Company adjusted (both retroactively and prospectively) its method of accounting for tenant leases, ground leases, and depreciation and restated its consolidated balance sheet as of December 31, 2003, and consolidated statements of operations and comprehensive income (loss) and stockholder’s equity for the years ended December 31, 2002 and 2003 to reflect the corrections of errors for certain non-cash items relating to the Company’s lease accounting practices. The restatement affected periods prior to 2002. The impact of the restatement on such prior periods was reflected as an adjustment to opening accumulated deficit as of January 1, 2002. The restatement was reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its amendments to the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 (“2004 Restatement”). The corrections consisted of non-cash adjustments primarily attributable to increases in site rental revenues, ground lease expense (included in site rental cost of operations) and depreciation expense (included in depreciation, amortization and accretion expense).

As part of its 2005 control procedures, the Company engaged in a lease by lease review of the leases that generated the non-cash adjustments attributable to increases in site rental revenues, ground lease expense and depreciation expense. The Company completed this review during the first quarter of 2006. This lease by lease review resulted in the 2005 Restatement. The corrections to the Company’s consolidated financial statements consist of non-cash adjustments primarily attributable to decreases in site rental revenues, ground lease expense and depreciation expense. Since the adjustments affected results of operations at the Company’s majority owned Australian subsidiary (“CCAL”) and the Company’s two joint ventures (“Crown Atlantic” and “Crown Castle GT”) with Verizon Communications (“Verizon”), they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003 and 2004. The Company believes the impacts of these non-cash adjustments are not material to any previously issued financial statements. However, the cumulative adjustments required to correct these errors would be material to the fourth quarter of 2005 if taken as a single adjustment in that quarter. The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through September 30, 2005 are as follows: a decrease in site rental revenues of $0.7 million; a decrease in site rental costs of operations of $12.1 million; a decrease in depreciation expense of $12.1 million; a decrease in operating losses of $23.4 million; a decrease in other expense (attributable to the loss on the issuance of an interest in Crown Atlantic) of $0.1 million; a decrease in minority interests of $3.7 million; and a decrease in net losses of $19.9 million. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets.

In addition, incremental non-cash compensation expense (included in general and administrative expenses) of $0.9 million was charged to results of operations in 2005 and non-cash compensation expense (totaling $1.5 million) previously charged to results of operations during 2005 related to former employees of the Company’s UK operations (“CCUK”) was charged to the net gain on disposal of CCUK. See note 1 to the Company’s consolidated financial statements for additional information regarding the restatement.

The 2005 Restatement adjustments decreased the Company’s net loss and net loss per share for the year ended December 31, 2003 by approximately $3.3 million or $0.02 per share, and decreased the net income and net income per share for the year ended December 31, 2004 by approximately $2.0 million or $0.01 per share.

For a discussion of the individual restatement adjustments, see note 1 to the Company’s consolidated financial statements in “Financial Statements and Supplementary Data”. Additionally, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information on the impact of the restatement on years 2001 and 2002, see “Selected Financial Data”.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the 2005 Restatement that ended prior to March 31, 2004. The 2005 Restatement for all periods affected is reflected in this Annual Report on Form 10-K for the year ended December 31, 2005. In addition, the Company expects to reflect the restated unaudited quarterly financial statements for the first three quarters of 2005 in its quarterly filings on Form 10-Q in 2006.

All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

PART I

Item 1. Business

Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of December 31, 2005, we owned, leased or managed 12,459 towers, including 11,074 towers in the United States and Puerto Rico (collectively, “U.S.”) and 1,385 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 84% of our property interests in such sites being pursuant to ground lease, sublease or license as of December 31, 2005. Our customers currently include many of the world’s major wireless communications companies, including Cingular Wireless (“Cingular”), Verizon Wireless, Sprint Nextel Corp. (“Sprint Nextel”), T-Mobile, Alltel, SingTel Optus (“Optus”) and Vodafone Australia.

Our strategy is to increase our recurring revenue and cash flow by increasing the utilization of our towers by wireless companies and, where appropriate, to continue to build, acquire and operate towers and wireless infrastructure, through opportunities created by:

•	the need for existing wireless carriers to expand coverage and improve network capacity;

•	the introduction of new wireless technologies, including third generation (“3G”) and wireless data technology;

•	the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry;

•	our development of adjacent businesses which complement our existing businesses and assets; and

•	the transfer to third parties, or outsourcing, of tower ownership and management by wireless carriers.

In the U.S. and Australia, our core business is the leasing (including via licensing) of antenna space on our towers that can accommodate multiple tenants (“co-location”). Our site rental leasing revenues are derived from this core business which we are seeking to grow by increasing the utilization of our towers. Typically, these revenues result from long-term (five to 10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year approximately 95% of our site rental revenue has been contracted for in a prior year. We also provide certain network services relating to our towers on a limited basis for our customers, including project management of antenna installations.

Our tower portfolios consist primarily of towers in various metropolitan areas. As of December 31, 2005, 49% of our U.S. towers were located in the 50 largest basic trading areas, or “BTAs”, in the U.S., and 68% of our U.S. towers were located in the 100 largest BTAs. See “Business—The Company—U.S. Operations”. Through our Australia tower portfolio we have a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth. See “Business —The Company—Australia Operations”.

An element of our growth strategy is to extend revenue around our existing assets. See “Business—Strategy”. Toward that end, we are pursuing other strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Such emerging adjacent businesses include Modeo, formerly known as Crown Castle Mobile Media, and Crown Castle Solutions. See “Business —The Company—Emerging Businesses”.

We believe our towers are attractive to a diverse range of wireless communications industries, including cellular, personal communications services (“PCS”), enhanced specialized mobile radio (“ESMR”), 3G, wireless data, paging, fixed point-to-point radio, and point to multipoint broadcasting (such as radio and television broadcasting). In the U.S. our major customers include Cingular, Verizon Wireless, Sprint Nextel, T-Mobile and Alltel. Our principal customers in Australia are Optus, Vodafone Australia, Hutchison and Telstra.

2005 Developments

During 2005, we engaged in a number of significant activities, including the refinancing of virtually all of our indebtedness, the purchase of certain of our securities, the acquisition of towers from affiliates of Trintel Communications, Inc. (“Trintel”) and an investment in FiberTower Corporation (“FiberTower”). Set forth below is a summary description of the main points of such activities.

•	Investment Grade Refinancing. We issued $1.9 billion in notes (“Tower Revenue Notes”) through certain of our subsidiaries in June 2005. The Tower Revenue Notes are rated investment grade, have a weighted average interest rate of 4.89% and are secured by the personal property, license agreements, revenues and/or distributions related to the majority of our U.S. towers. Proceeds from the notes were used to purchase and redeem $1.5 billion of existing senior notes during June and July 2005 and to repay our previously outstanding Crown Atlantic credit facility (“Crown Atlantic Credit Facility”). Further, our annual interest expense was reduced by approximately $53.0 million as a result of this refinancing. Periodically, beginning in 2006, we contemplate issuing additional notes under a similar structure to the existing Tower Revenue Notes in order to leverage anticipated growth in our site rental business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview” and “—Liquidity and Capital Resources—Financing Activities”.

We believe this refinancing provides us significantly more flexibility to invest expected future cash flows in activities that we believe exhibit potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Such activities could include, among other things, acquiring or building towers, improving existing towers, purchasing our own stock or debt securities or making investments in adjacent businesses, such as FiberTower or Modeo. See “Business—Strategy”.

•	Purchases of Our Securities. During 2005, we purchased 16.0 million shares of common stock (“common stock”), exclusive of shares of common stock purchased from the dividend paying agent following the issuance of the Convertible Preferred Stock dividend. We utilized $310.1 million in cash to effect these purchases. These purchases of common stock, combined with purchases of additional 4% convertible senior notes due 2010 (“4% Convertible Senior Notes”) and all of our 8 1/4% cumulative convertible redeemable preferred stock (“8 1/4% Convertible Preferred Stock”) during 2005, reduced our outstanding shares of common stock by 16.0 million, or 7.1% and potential future outstanding shares of common stock by an additional 18.3 million.

•	Trintel Acquisition. In August 2005, we purchased 467 towers from Trintel for approximately $145.0 million. These towers represented substantially all of the towers owned by Trintel. Approximately 80% of these towers are in Iowa, Michigan, Ohio and Texas, providing coverage for such metropolitan areas as Dallas and Detroit. Trintel’s portfolio produced approximately $14.4 million in annualized site rental revenues and approximately $9.0 million an annualized site rental gross margin prior to the acquisition.

•	FiberTower Investment. In July 2005, we invested $55.0 million in FiberTower, a privately-held provider of wireless backhaul services that designs, deploys and operates a hybrid of radio-based and fiber optic backhaul networks for major wireless carriers, as an alternative to legacy backhaul provided by regional Bell operating companies through T-1 and T-3 lines, in order to improve scalability, service quality and growth potential in wireless networks. FiberTower raised a total of $150.0 million, inclusive of our $55.0 million investment, through a private equity offering. Following this investment, which brought our aggregate investment to $84.0 million, we own a 36% minority interest position in FiberTower (approximately 32% on a fully diluted basis). See “Risk Factors—FiberTower’s Business has Certain Risk Factors Different from Our Core Tower Business, Including and Unproven Business Model”.

Strategy

Our mission is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. We believe our experience in expanding, marketing and operating our portfolio of towers positions us to accomplish this mission. The key elements of our business strategy are to:

•	Allocate Capital Efficiently. We are focused on the efficient utilization of capital. We may seek to enhance or expand our existing portfolio of towers through (1) the enhancement of our existing towers, (2) the selective acquisition and/or build of strategically located towers or other sites that satisfy certain investment criteria and are complementary to our tower portfolio or (3) the acquisition of real property interests in the sites on which our towers are located. With respect to tower and site acquisitions, such transactions may include acquisitions of towers or other sites from major wireless carriers or other tower companies through direct acquisitions, tower exchanges, joint ventures, mergers or other means. With respect to tower builds and structural enhancements we may selectively build new towers and structurally enhance our existing towers for wireless carriers as they expand and fill in their service areas and deploy new technologies requiring additional sites. Our decisions to invest additional capital in structural enhancements and selective acquisitions or build activities are generally based upon whether such investments exhibit sufficient co-location revenue potential to achieve our risk-adjusted return on investment hurdle rates. From time to time, we may sell or exchange certain of our towers or other assets as opportunities arise. In addition, we have, and may continue to, use some of our capital to acquire our debt and equity securities when such acquisitions appear economically viable and capital efficient.

•	Grow Revenue Organically. We are seeking to increase the utilization of our towers by increasing the number of antenna leases on our towers. Our towers generally have capacity available for additional antenna space rental. We believe there is demand for such co-location capacity both from existing wireless carriers and new wireless carriers. We intend to continue to use targeted sales and marketing techniques to increase utilization of and investment return on our towers.

•	Grow Margins. We are seeking to take advantage of the potential for operating margin expansion afforded by the relatively fixed nature of the operating costs associated with our site rental business. The majority of the operating costs of our site rental business consist of ground lease expense, property taxes, repairs and maintenance, utilities and salaries, which tend to escalate at approximately the rate of inflation. Consequently, if increased utilization of tower capacity is achieved at low incremental cost, our site rental business should experience operating margin expansion.

•	Extend Revenue Around Our Existing Assets. We are seeking to leverage our assets and the skills of our personnel in the U.S. and Australia. With our shared wireless communications infrastructure and broadcast transmission network expertise, we are positioned to extend the products and services we offer beyond the leasing of space on our towers to other potentially shareable activities, such as antenna and base station maintenance, shared antennas, shared radio spectrum, shared point-to-point radio backhaul and network maintenance and monitoring. Further, we are pursuing other strategic opportunities which we believe exhibit sufficient potential to satisfy investment return criteria or exhibit potential to complement our existing assets and expertise, as evidenced by our investments in Modeo and FiberTower. See “Business—The Company—Emerging Businesses”.

The Company

We operate our business through our subsidiaries in two countries — the U.S. and Australia. We conduct our operations principally through subsidiaries of Crown Castle Operating Company (“CCOC”). For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 15 to our consolidated financial statements and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

U.S. Operations

Overview

Our primary business in the U.S. is the leasing of antenna space on multiple-tenant towers to a variety of wireless carriers under long-term lease contracts. Supporting our competitive position in the site rental business, we offer our customers certain network services, which are primarily limited to project management of antenna installations.

We lease antenna space to our customers on our owned, leased and managed towers. We generally receive monthly rental payments from customers payable under site rental leases that are typically five to 10 years with renewal options. We also receive fees for managing the installation of customers’ equipment and antennas on certain of our towers. Our U.S. customers include such companies as Cingular, Verizon Wireless, Sprint Nextel, T-Mobile and Alltel. We also provide tower space to private network operators and various federal, state and local government agencies.

At February 28, 2006, we owned, leased or managed 11,074 towers in the U.S. These towers are located predominantly in the northeast, southeast, midwest, southwest and Pacific coast regions of the U.S. Most of our towers were acquired through transactions consummated within the past seven years, including through transactions with Bell Atlantic Mobile and GTE Wireless (both now part of Verizon Wireless), BellSouth Mobility and BellSouth DCS (both now part of Cingular) and Powertel (now a part of T-Mobile). In addition, we may consider and enter into arrangements with other wireless carriers and independent tower operators to acquire additional towers or tower portfolios.

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

Through the BellSouth Mobility and BellSouth DCS transactions, which were substantially completed in September of 2000, we have approximately 3,055 towers (including towers built pursuant to build-to-suit agreements). These towers represented (1) substantially all of the towers in BellSouth Mobility’s 850 MHz wireless network in the southeastern and midwestern U.S. providing coverage for 12 of the top 50 U.S. metropolitan areas, including Miami, Atlanta, Tampa, Nashville and Indianapolis and (2) substantially all of the towers in BellSouth DCS’s 1.9 GHz wireless network in North Carolina, South Carolina, east Tennessee and parts of Georgia.

Through the Powertel acquisition, which closed in June of 1999, we have approximately 674 towers. These towers represented substantially all of the towers owned by Powertel in its 1.9 GHz wireless network in the southeastern and midwestern U.S. Approximately 90% of these towers are in seven southeastern states providing coverage for such metropolitan areas as Atlanta, Birmingham, Jacksonville, Memphis and Louisville, and a number of major connecting highway corridors in the southeast.

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

Site Rental

In the U.S., we rent antenna space on our towers to a variety of carriers operating cellular, PCS, ESMR, 3G, wireless data services, paging and other networks. The number of antennae that our towers can accommodate varies depending on the tower’s location, height and structural capacity. In 2005, the rate of gross new tenant additions (or modifications to existing installations) on a per lease standard basis for our U.S. towers was consistent with 2004, which was approximately 38% greater than in 2003.

We generally receive monthly rental payments from customers payable under site leases. In the U.S., the new leases typically entered into by us have original terms of five years (with three or four optional renewal periods of five years each) and provide for annual price increases based upon a consumer price index, a fixed percentage or a combination thereof. The lease agreements relating to tower network acquisitions generally have a base term of 10 years, with multiple renewal options, each typically ranging from five to 10 years. We have existing master lease agreements with most major wireless carriers, including Cingular, Verizon Wireless, Sprint Nextel and T-Mobile, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

The average monthly rental payment of a new tenant added to a tower varies among the different regions in the U.S. and the type of service being provided by the tenant, with broadband tenants (such as PCS) paying more than narrowband tenants (such as paging), primarily as a result of the physical size of the antenna installation. In addition, we also routinely receive rental payment increases in connection with lease amendments which authorize carriers to add additional antennas or other equipment to towers on which they already have equipment pursuant to pre-existing lease agreements.

Network Services

We also provide network services for our customers typically by employing local contractors on our behalf. Our service offering is primarily limited to project management of our customers’ equipment and antenna installations on certain of our towers.

Customers

In both our U.S. site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, PCS, ESMR, 3G, wireless data services and paging. We work extensively with large national wireless carriers such as Cingular, Verizon Wireless, Sprint Nextel and T-Mobile. For the year ended December 31, 2005, these four carriers, accounted for approximately 74.4% of our U.S. revenues and 68.4% of our consolidated revenues, with Cingular, Verizon Wireless, Sprint Nextel and T-Mobile accounting for 25.6%, 25.4%, 13.7% and 9.7%, respectively, of our U.S. revenues and 23.5%, 23.4%, 12.6% and 8.9%, respectively, of our consolidated revenues. The percentages set forth in the preceding sentence for Sprint Nextel reflect the completed merger of Sprint and Nextel as if it had occurred as of January 1, 2005. No other single customer in the U.S. accounted for more than 10.0% of our 2005 consolidated revenues. See “Risk Factors—A Substantial Portion of Our Revenues is Derived From a Small Number of Customers”.

Sales and Marketing

Our U.S. sales organization markets our towers within the wireless telecommunications industry. We seek to become the preferred independent tower provider for our wireless carrier customers. We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions and network services. Information about carriers’ existing sites, leases, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. In addition, we have developed property management tools and software which allow us to estimate site leasing demand with greater speed and accuracy. Through these and other tools we have developed, we seek to determine “potential demand” for our towers, allowing for proactive discussions with our carrier customers regarding these towers and the timing of their demand.

A team of national account directors maintains our relationships with our largest customers. These directors work to develop new tower leasing opportunities, network services contracts and site management opportunities, as well as to ensure that customers’ tower needs are efficiently translated into new leases on our towers.

Sales personnel in our regional offices develop and maintain local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. We target numerous types of wireless carriers, including cellular, PCS, ESMR, 3G, wireless data, paging and government agencies. Our objective is to lease space on existing towers and pre-sell capacity on our new towers prior to construction.

In addition to our full-time sales and marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.

Competition

In the U.S., we compete with other independent tower owners which also provide site rental and network services; wireless carriers which build, own and operate their own tower networks; broadcasters with respect to their broadcast towers; building owners that lease antenna space on co-locatable rooftop sites; and other potential competitors, such as utilities and outdoor advertisers, some of which actively participate in the site rental industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, deployment speed, capacity, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a site.

The following is a list of some of the larger independent tower companies with which we compete in the U.S.: American Tower, Global Signal, SBA Communications, Global Tower Partners and AAT Communications. Significant additional site rental competition comes from the leasing of rooftops, utility structures and other alternative sites for antennas.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. Our service offering is primarily limited to the management of antenna installations on our towers. We believe that carriers base their decisions on the outsourcing of network services on criteria such as a company’s experience, track record, local reputation, price and time for completion of a project. See “Risk Factors—We Operate Our Business In A Competitive Industry and Some Of Our Competitors Have Significantly More Resources or Less Debt Than We Do”.

Australia Operations

Our primary business in Australia is the leasing of antenna space on towers to wireless carriers. CCAL, a joint venture which is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited, is our principal Australian operating subsidiary. CCAL is the largest independent tower operator in Australia. As of February 28, 2006, CCAL has 1,385 towers, with a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth.

For the year ended December 31, 2005, our Australian operations comprised 8.1% of our consolidated revenues. Our principal customers in Australia are Optus, Vodafone Australia, Hutchison and Telstra. For the year ended December 31, 2005, these four carriers accounted for approximately 96.0% of our Australia revenues with Vodafone Australia and Optus accounting for 36.5% and 33.1%, respectively. See “Risk Factors—A Substantial Portion of Our Revenues is Derived From a Small Number of Customers”.

Through its acquisition of towers from Optus, which was substantially completed in April of 2000, CCAL has 758 towers, including towers built or acquired subsequent to the initial closing. As part of this transaction, Optus agreed to lease space on these towers for an initial term of 15 years.

Through its acquisition of towers from Vodafone Australia, which was substantially completed in April 2001, CCAL has 627 towers, including towers built or acquired subsequent to the initial closing. As part of this transaction, Vodafone Australia agreed to lease space on these towers for an initial rent free term of 10 years, and CCAL has the exclusive right to acquire certain additional towers that Vodafone Australia may construct. To date, CCAL has not elected to acquire any towers under this arrangement.

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

In December 2004, Hutchison and Telstra established a joint venture to share Hutchison’s existing 3G network and to build out that 3G network over the following two years. Telstra and Hutchison leased space on a number of CCAL sites for this network in 2005 and are expected to utilize more of CCAL’s sites in 2006. In November 2005, Telstra also announced plans to build a new 850 MHz 3G network which will eventually replace their existing CDMA network. We anticipate additional leasing from Telstra in 2006 as a result of this planned network.

In addition, Optus and Vodafone Australia entered into a joint venture agreement in November 2004 to deploy a shared 3G network. This network was launched in Melbourne, Sydney and Canberra in late 2005 and utilizes a number of CCAL sites. Further deployment of the network in other regions is planned for 2006. We expect more of CCAL’s towers will be utilized by this joint venture in 2006.

In 2004 and 2005, Unwired Australia deployed a broadband wireless network (providing high speed internet services to consumers) in Sydney. Unwired Australia utilized a number of CCAL towers for this deployment. Personal Broadband Australia also continued their deployment of a broadband wireless network in 2005 using a number of CCAL towers.

Emerging Businesses

We have pursued and are currently pursuing other strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Such emerging adjacent businesses include Modeo and Crown Castle Solutions.

Modeo

Modeo was formed in 2004 to explore a potential offering of live digital television and audio broadcast and podcasting to mobile devices, such as wireless phones. Modeo plans to offer this service as a wholesale network provider, utilizing the spectrum under our 1670-1675 MHz U.S. nationwide spectrum license (having an initial term of 10 years), which we acquired in 2003 through a Federal Communications Commission (“FCC”) auction. Modeo had no revenues for 2004 or 2005.

Modeo intends to broadcast its service using the Digital Video Broadcast to Handheld (“DVB-H”) standard. DVB-H is a broadcast specification developed in 2004 by the Digital Video Broadcasting Project, an international industry consortium that designs global standards for the delivery of digital television and data services. DVB-H is based on the Digital Video Broadcast Terrestrial (“DVB-T”) specification for digital terrestrial television and incorporates a number of features, including time-slicing and forward-error correction, designed for the limited battery life of handheld devices and the environments in which mobile devices operate.

Modeo has launched a test network of its DVB-H technology in Pittsburgh, Pennsylvania. Under the test network, Modeo’s broadcast operations center, located in Canonsburg, Pennsylvania, receives both television and audio content from its content providers via satellite links and other means similar to the way content is distributed to local cable television providers. The network operations center encodes and encrypts the content for transmission. Modeo then transmits the content via leased satellite capacity to individual transmitter sites throughout its network. These individual transmitter sites terrestrially broadcast the Modeo service to mobile devices using the DVB-H standard and utilizing the spectrum under our FCC license. We expect that any service Modeo launches commercially will be distributed in a similar manner.

Under the planned business model, content providers are expected to charge Modeo a network carriage fee per subscriber, per month, to provide the video and audio feeds. Modeo expects to wholesale the service on a per subscriber, per month basis, to existing wireless service providers and other potential retail distributors, who, in turn, are expected to retail the mobile media service to consumers on a subscription basis. Handset manufacturers including Nokia, Motorola and Samsung have developed prototype handsets that support Modeo’s planned DVB-H service.

Modeo is developing DVB-H networks in certain select U.S. cities, including New York City. Modeo currently has plans to eventually deliver live mobile television to the 30 most populated metropolitan areas across the United States. Modeo’s planned DVB-H network will enable video and audio content to be delivered wherever a properly-equipped mobile device can be used in a Modeo network broadcast area. Modeo seeks to leverage our existing towers in the U.S. and our broadcast experience developed through operating the broadcast business of our former CCUK operations. Modeo seeks to participate with content providers, wireless carriers, handset manufacturers, financial institutions and other third parties in connection with the financing and development of this potential opportunity.

We estimate deployment of the planned network to 30 U.S. markets will cost approximately $500 million which will be spent primarily on site acquisition, construction and equipment. We currently expect to raise external funding for the cost of developing the Modeo network, and we will require additional third party financing to do so. In March 2005, Allen & Company LLC, the New York-based investment bank, made an equity investment to acquire a minority interest in Modeo and agreed to act as an advisor to Modeo.

Many other companies, some with significantly greater resources than us, offer or plan to offer video and audio content to wireless handsets and other mobile devices. Although Modeo’s planned services are not yet commercially available, Modeo competes with these other offerings in bringing its service to commercial availability. If and when Modeo’s planned service becomes commercially available, Modeo will compete with these offerings to capture potential subscribers and market share. In particular, Qualcomm has announced that it is currently developing a multicast digital video service, to be marketed under the brand name MediaFLO. Verizon Wireless has announced that it plans to offer its customers mobile video services over the MediaFLO network when it becomes commercially available. In addition, Modeo may face competition from other companies offering podcasting and alternate methods of distributing video and audio to handheld devices. See “Risk Factors—Modeo’s Business Has Certain Risk Factors Different from our Core Tower Business, Including an Unproven Business Model.”

Crown Castle Solutions

Crown Castle Solutions offers a hub-based, low visibility distributed antenna system. Base stations can be located up to 10 miles away and connected to the distributed antenna system via fiber optic cable. Each antenna location in the distributed antenna network provides coverage in a radius of approximately one-half mile. Distributed antenna systems are particularly useful in areas with challenging zoning regulations or other impediments to traditional towers. Crown Castle Solutions had revenues of $0.3 million for the year ended December 31, 2005.

Effective January 1, 2006, Crown Castle Solutions became a part of our U.S. operations, a reflection of our belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments.

Employees

At February 28, 2006, we employed approximately 785 people worldwide. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review and modification by the applicable governmental authority from time to time. See “Risk Factors—Laws and Regulations Which May Change at Any Time and With Which We May Fail to Comply Regulate Our Business.”

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

Local Regulations

The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities’ jurisdiction over the sitting of communications towers. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radiofrequency emissions to the extent the facilities comply with FCC regulations.

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents’ concerns regarding the height, visibility and other characteristics of the towers.

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

Carriers have a statutory obligation to provide other carriers with access to sites, and, if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this regime, and our customers negotiate site access on a commercial basis.

While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” newly constructed towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general “maintenance power” under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier co-operation to use that legislative power. For a limited number of sites, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the “maintenance power” under the Australian Telecommunications Act of 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL’s customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL’s financial loss, which would roughly equal the tower rental that would have otherwise been payable.

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

Environmental Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See “Risk Factors—Laws and Regulations Which May Change at Any Time and With Which We May Fail to Comply Regulate Our Business” and “—Emissions From Antennas on Our Sites or Wireless Devices May Create Health Risks”.

The construction of new towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing the National Environmental Policy Act which require applicants to investigate the potential environmental impact of the proposed tower construction. Should the proposed tower construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If a proposed tower may have a significant impact on the environment, the FCC’s approval of the construction could be significantly delayed.

Our operations are subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner, lessee and/or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and we could also be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the U.S. and Australia.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.

Our Business Depends on the Demand for Wireless Communications and Towers—We may be adversely affected by any slowdown in such demand.

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

A slowdown in demand for a particular wireless segment may adversely affect the demand for our towers. Moreover, some wireless carriers operate with substantial indebtedness, and financial problems for our customers may result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities. A slowdown in the deployment of equipment for new wireless technology, the consolidation of wireless carriers, the sharing of networks by wireless carriers or the increased use of alternative sites may also adversely affect the demand for our towers. In addition, advances in technology, such as the development of new antenna systems, new terrestrial deployment technologies and new satellite systems, may reduce the need for land-based, or terrestrial, transmission networks or our towers. To some extent, almost all of the above factors have occurred in recent years with an adverse effect on our business, and such factors are likely to persist in the future. The occurrence of any of these factors may negatively impact our revenues, result in an impairment of our assets or otherwise have a material adverse effect on us.

A Substantial Portion of Our Revenues Is Derived From a Small Number of Customers—The loss or consolidation of, network sharing among, or financial instability of any of our limited number of customers may materially decrease revenues.

Approximately 82.4% of our revenues are derived from 10 wireless carrier customers, including Cingular, Verizon Wireless, Sprint Nextel and T-Mobile, which represented 23.5%, 23.4%, 12.6%, and 8.9% of our consolidated revenues, respectively, for the year ended December 31, 2005. The percentage set forth in the preceding sentence for Sprint Nextel reflects the completed merger of Sprint and Nextel as if it had occurred as of January 1, 2005. The loss of any one of our large customers as a result of bankruptcy, consolidation or merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business. We cannot guarantee that the leases (including management service agreements) with our major wireless carrier customers will not be terminated or that these carriers will renew such agreements.

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

Wireless Carrier Consolidation—Consolidations and mergers in the wireless industry could decrease the demand for our towers and may lead to reductions in our revenues and our ability to generate positive cash flows.

Various wireless carriers, which are our primary existing and potential customers, could enter into mergers, acquisitions or joint ventures with each other over time. On October 26, 2004, Cingular, our second largest U.S. customer by revenues for the year ended December 31, 2003, announced it had completed its merger with AT&T Wireless, our sixth largest U.S. customer by revenues for the year ended December 31, 2003. On August 12, 2005, Sprint, our fifth largest U.S. customer by revenues for the year ended December 31, 2003, announced it had completed its merger with Nextel, our fourth largest U.S. customer by revenues for the year ended December 31, 2003. Such consolidations could reduce the size of our customer base and have a negative impact on the demand for our services. In addition, consolidation among our customers is likely to result in duplicate or overlapping networks, which may result in a reduction of cell sites and impact the revenues at our sites. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, in February 2002, the FCC enabled the ownership by a single entity of interests in both cellular carriers in overlapping metropolitan cellular service areas. In January 2003, the FCC eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions. Also, in May 2003, the FCC adopted new rules authorizing wireless radio services holding exclusive licenses to freely lease unused spectrum. It is possible that at least some wireless carriers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our towers, which in turn may result in a reduction in our revenues.

Economic and Wireless Telecommunications Industry Slowdown—an economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

In recent years, the U.S. economy, particularly in the wireless telecommunications industry, has experienced significant general slowdowns which negatively affected the factors described in these risk factors, influencing demand for tower space and network services. Similar slowdowns in the U.S. or Australia in the future may reduce consumer demand for wireless services, or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting there from and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and us.

We believe that the recent economic slowdown in the U.S., particularly in the wireless telecommunications industry, has harmed, and similar slowdowns in the U.S. or Australia may further harm, the financial condition or operations of wireless carriers, some of which, including customers of ours, have filed for bankruptcy protection.

Substantial Level of Indebtedness—Our substantial level of indebtedness may adversely affect our ability to react to changes in our business. We may also be limited in our ability to use debt to fund future capital needs.

We have a substantial amount of indebtedness. The following chart sets forth certain important credit information and is presented as of December 31, 2005.

(In thousands of dollars)
Total indebtedness	$2,270,686
Redeemable preferred stock	311,943
Stockholders’ equity	1,178,376
Debt and redeemable preferred stock to equity ratio	2.19

As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including capital expenditures;

•	we may have limited flexibility in planning for, or reacting to, changes in our business or in the industry; and

•	we may have a competitive disadvantage relative to other companies in our industry with less debt.

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

Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness. As of December 31, 2005, approximately 87.0% of our outstanding indebtedness consists of long-term fixed interest rate notes and debentures. In addition, there is no guarantee future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

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

Wireless carriers that own and operate their own tower portfolios generally are substantially larger (particularly given the impact of recently completed wireless carrier mergers) and have greater financial resources than we have. Further, the financial status of certain of our competitors may lead to increased competition in certain areas. Competition for tenants on sites may adversely affect lease rates and revenues.

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

New Technologies May Not Perform as Projected—3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that 3G or other new wireless technologies will be introduced or deployed as rapidly or in the manner previously or presently projected by the wireless or broadcast industries. The deployment of 3G in the U.S. has already been significantly delayed from prior projections. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for site rental or broadcast services as a result of such technologies may not be realized at the times or to the extent previously or presently anticipated.

We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases—If we fail to protect our rights against persons claiming superior rights in our communications sites, our business may be adversely affected.

Our real property interests relating to the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of sites. Further, we may not be able to renew ground leases on commercially viable terms. Approximately 9% of our sites are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

We May Need Additional Financing, Which May Not Be Available, for Strategic Growth Opportunities—If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

Over time, we may require significant capital expenditures for strategic growth opportunities. As of December 31, 2005, we had consolidated cash and cash equivalents of $65.4 million and restricted cash of $95.8 million. We may need additional sources of debt or equity capital in the future to fund future growth opportunities. Additional financing may not be available or may be restricted by the terms of our outstanding indebtedness. Additional sales of equity securities would dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund future growth opportunities.

Restrictive Debt Covenants—The terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt may be accelerated.

Currently we have debt instruments that, under certain circumstances, restrict our ability to incur more indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our ability to comply with the restrictions of our debt instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases may cause the maturity of substantially all of our indebtedness to be accelerated. The restrictions relating to our indebtedness may also effect our decisions relating to certain strategic growth opportunities.

We are a holding company with no business operations of our own. We conduct all of our business operations through our subsidiaries. As of February 28, 2006, approximately 3.3% of our consolidated indebtedness, was held at the holding company level (another 13.0% of our consolidated indebtedness is unconditionally guaranteed by the holding company). Accordingly, our only source of cash to pay interest and principal on our outstanding indebtedness held at the holding company level is distributions relating to our ownership interest in our subsidiaries from the cash flows and net earnings generated by such subsidiaries or from proceeds of debt or equity offerings. If our subsidiaries are unable to dividend cash to us when we need it, we may be unable to satisfy our obligations, including interest and principal payments, under our debt instruments.

Modeo’s Business Has Certain Risk Factors Different from our Core Tower Business, Including an Unproven Business Model—Modeo’s business may fail to operate successfully and produce results that are less than anticipated.

Modeo is a new company with no operating history and may not be able to operate successfully. Modeo has an unproven business model and operates in the new, largely untested and rapidly evolving mobile media market. Modeo is subject to all of the business risks and uncertainties associated with any new business enterprise. Modeo has had no revenues since inception. We expect Modeo to experience initial operating losses due to the costs and expenses associated with a start-up operation. No assurance can be made that Modeo will ever generate positive cash flows or that losses recorded from Modeo will not increase in the future.

Modeo’s planned business model assumes that:

•	wireless carriers and other potential retailers will want to offer Modeo’s service to their customers;

•	a sufficient number of end users of wireless handsets and other mobile devices will subscribe to Modeo’s service;

•	an adequate supply of wireless handsets and other mobile devices capable of operating on Modeo’s network will be timely available; and

•	Modeo will be able to secure video and audio content licenses on favorable terms.

If any of these assumptions is incorrect, Modeo’s proposed business will be harmed and may not become commercially available or survive.

In addition, Modeo’s ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of its planned DVB-H network. A variety of factors, uncertainties and contingencies could affect or prevent the successful, timely and cost-effective buildout of the planned Modeo network including, among other things:

•	Modeo’s ability to obtain sufficient base station and broadcast equipment devices compatible with our spectrum license and DVB-H;

•	unforeseen delays, costs or impediments relating to the granting of state and municipal permits;

•	Modeo’s ability to manage the buildout effectively and cost-efficiently; and

•	delays or disruptions resulting from the failure of third-party suppliers, including equipment manufacturers, or contractors to meet their obligations in a timely and cost-effective manner.

We currently expect to raise external funding for the cost of deploying Modeo’s network, and we will require additional third party financing to do so. There can be no assurances that we will be able to obtain additional third party financing on terms acceptable to us or that Modeo will be able to successfully complete its planned DVB-H network in a timely manner or at all. If we are unable to raise additional capital from third party investors on acceptable terms in a timely manner or if Modeo is otherwise unable to meet its network development targets, then Modeo may not be able to implement its current business plan, and Modeo’s planned mobile media service may not become operationally active or commercially available.

Many other companies, some with significantly greater resources than us, currently offer or plan to offer video and audio content to wireless handsets and other mobile devices. Although Modeo’s planned services are not yet commercially available, Modeo competes with these other offerings in bringing its service to commercial availability. If and when Modeo’s planned service becomes commercially available, Modeo will compete with these offerings in capturing potential subscribers and market share. Sprint Nextel, Cingular and Verizon Wireless currently offer streaming video services over their networks under the brand names Sprint TV, Vcast and MobiTV, respectively. In addition, Qualcomm has announced that it is currently developing a multicast digital video service, to be marketed under the brandname MediaFLO. Verizon Wireless has announced that it plans to offer its customers mobile video services over the MediaFLO network when it becomes commercially available. Modeo’s planned service offering may also face competition from other companies offering podcasting and alternate methods of distributing video and audio to mobile devices. As a result of such competition, Modeo may not become commercially viable or gain market share.

There can be no assurances that wireless carriers will adopt a wholesale model, such as Modeo’s, to provide video and audio services to their subscribers. Modeo’s failure to operate successfully or accomplish its strategic objectives could negatively impact Modeo’s ability to generate positive cash flow, could require us to dispose of all or part of Modeo’s business and assets, including the FCC spectrum license, or otherwise have an adverse effect on us.

FiberTower’s Business Has Certain Risk Factors Different from our Core Tower Business, Including an Unproven Business Model—FiberTower’s business may produce results that are less than anticipated, resulting in a write-off of all or part of our investment in FiberTower.

FiberTower commenced its principal operations in 2003 and has a limited operating history. FiberTower has an unproven business model and operates in the new and largely untested market for facilities-based wireless backhaul services. As such, FiberTower is subject to all of the business risks and uncertainties associated with any new business enterprise and may not be able to operate successfully. FiberTower has generated losses since inception. We anticipate that FiberTower will continue to generate losses for the foreseeable future and may need additional funding to support the development of its business model. Although we believe that there will be demand for the backhaul solutions FiberTower provides to wireless carriers as the demand for additional wireless minutes of use increases, no assurances can be made that FiberTower will ever generate positive cash flows or that it will produce the results anticipated at the time of our investment.

FiberTower’s failure to operate successfully, gain market share or accomplish its strategic objectives could negatively impact FiberTower’s ability to generate positive cash flows and could require us to write-off all or a portion of our investment in FiberTower. In addition, as a minority shareholder, we have a limited ability to affect FiberTower’s operations. As of December 31, 2005, we have recognized our pro-rata share of FiberTower’s losses in the aggregate amount of $15.1 million. Although we currently have no plans to do so, should we choose to liquidate our investment in FiberTower, we can provide no assurances that we will be able to do so at a desirable value.

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

If a connection between radio emissions and possible negative health effects were established, our operations, costs and revenues may be materially and adversely affected. We do not maintain any significant insurance with respect to these matters.

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

We have a number of anti-takeover devices in place that will hinder takeover attempts and may reduce the market value of our common stock. Our anti-takeover provisions include:

•	a staggered board of directors;

•	a shareholder rights agreement;

•	the authority of the board of directors to issue preferred stock without approval of the holders of our common stock; and

•	advance notice requirements for director nominations and actions to be taken at annual meetings.

Our by-laws permit special meetings of the stockholders to be called only upon the request of a majority of the board of directors, and deny stockholders the ability to call such meetings. Such provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law, may impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, domestic and international competition laws may prevent or discourage us from acquiring towers or tower networks in certain geographical areas or impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Shares Eligible For Future Sale—Sales or issuances of a substantial number of shares of common stock may adversely affect the market price of our common stock.

Future sales of a substantial number of shares of common stock may adversely affect the market price of our common stock. As of February 28, 2006, we had 215,763,286 shares of common stock outstanding. In addition, we have reserved 18,983,792 shares of common stock for issuance under our various stock compensation plans, 639,990 shares of common stock upon exercise of outstanding warrants, 5,896,954 shares of common stock for the conversion of our 4% Convertible Senior Notes and 8,625,085 shares of common stock for the conversion of our outstanding convertible preferred stock.

A small number of shareholders own a significant percentage of our outstanding common stock. If any one of these shareholders, or any group of our shareholders, sells a large quantity of shares of our common stock, or the public market perceives that existing shareholders might sell shares of our common stock, the market price of our common stock may significantly decline.

The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum (approximately $19.9 million) payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. At various times in the past, we have paid such dividends with shares of common stock, and we may elect to continue to do so again in the future from time to time. The number of shares of common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid.

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

If we are involved in a tower portfolio acquisition including a consolidation of tower companies, then such transaction will have certain risks and costs that could adversely affect our business. The potential risks and costs include those relating to integration, diversion of management time and focus, and failure to achieve revenue targets, operational synergies and other benefits contemplated.

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

We conduct business in the U.S. and Australia, which exposes us to fluctuations in foreign currency exchange rates. For the year ended December 31, 2005, approximately 8.1% of our consolidated revenues originated outside the U.S., all of which were denominated in currencies other than U.S. dollars, principally Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

Available Information and Certifications

We maintain an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of our internet website at http://investor.crowncastle.com/edgar.cfm as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York stock Exchange (“NYSE”) Listed Company Manual, relating to compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 20, 2005 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal corporate offices are located in Houston, Texas; Canonsburg, Pennsylvania; and Sydney, Australia.

Location	Property Interest	Size (Sq. Ft.)	Use
Canonsburg, PA	Owned	124,000	Corporate office
Houston, TX	Leased	18,586	Corporate office
Sydney, Australia	Leased	21,000	Corporate office

In the U.S., we also lease and maintain three additional regional offices (called “Area Offices”) located in (1) Albany, New York, (2) Alpharetta, Georgia, and (3) Phoenix, Arizona. The principal responsibilities of these offices are to manage the leasing of tower space on a local basis, maintain the towers already located in the region and service our customers in the area. In addition, we lease additional, smaller district offices, which report to the Area Offices, in locations with high site concentrations.

As of February 28, 2006, 9,134 of the sites on which our U.S. towers are located, or approximately 83% of our U.S. portfolio, were leased, subleased or licensed, while 1,940 or approximately 17% were owned in fee or through a permanent easement or similar interest. In the U.S., 19% of the sites are occupied by guyed towers, which are located on an average of approximately 137,000 square feet of land (with square footage of individual sites varying widely). The remaining 81% are non-guyed (monopole, self-support, etc.), which are located on an average of approximately 22,000 square feet of land (with square footage of individual sites varying widely). These tracts support the towers, equipment shelters and, where applicable, guy wires to stabilize the structure. The actual square footage of any particular site depends on a number of things, including the topography of the site, the size of the area the landlord is willing to lease, the number of customers locating on the tower and the type of structure at the site, as self-supporting and monopole tower structures typically require less land area than a guyed tower. Our ground leases, subleases and licenses generally have five or 10 year initial terms and frequently contain one or more renewal options.

On June 8, 2005, we issued $1.9 billion aggregate principal amount of Tower Revenue Notes. 5,693 of our 11,074 towers in the U.S. and the cash flows from those towers, were effectively pledged as security for the notes. Governing instruments related to another 4,919 towers prevent liens from being granted on those towers, without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers will also service the notes.

The remaining terms to expiration (including any renewal terms at our option) of the ground leases, subleases, or licenses for the U.S. sites which we do not own and on which our towers are located, are as follows:

Remaining Term, In Years, as of December 31, 2005	Number of Sites	Percent of Total U.S. Sites
15+ years	6,134	56%
14 – 15 years	930	8%
12 – 13 years	567	5%
10 – 11 years	476	4%
8 – 9 years	400	4%
6 – 7 years	228	2%
4 – 5 years	206	2%
2 – 3 years	118	1%
0 – 1 year	75	1%

	9,134	83%

In 2004, we began a program through which we seek to (1) renegotiate and extend the terms of the ground leases, subleases and licenses relating to the sites on which our U.S. towers are located or (2) purchase the land on which such towers reside. For the year ended December 31, 2005, (1) term extensions of ground leases, subleases or licenses relating to 828 sites have been renegotiated or are pending final closing, with a weighted average extension of approximately 30 years, and (2) 147 sites on which our towers reside have been purchased or are pending final closing. See “Risk Factors—We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases”.

Substantially all of our U.S. towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of customer demand, we could also tear down an existing tower and reconstruct another tower in its place with additional capacity, subject to certain restrictions. The weighted average number of tenants per tower on our 11,074 U.S. towers as of December 31, 2005 is approximately 2.25. Our stated goal is 3.50 tenants per tower across our U.S. portfolio. The number of existing tenants by tower site is as follows:

Number of Tenants	Number of Towers
Greater than five	348
Five	547
Four	1,122
Three	2,010
Two	2,964
Less than two	4,083

11,074

In Australia, as of February 28, 2006, for 1,383 of our 1,385 towers in Australia site tenure takes the form of a land lease or occupation license, and we own the remaining two sites in fee. The sites range from approximately 250 square feet to 2,500 square feet. Our land leases generally have terms of 10 to 15 years through sequential leases and options to renew.

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

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed and traded on the NYSE under the symbol “CCI”. The following table sets forth for the calendar periods indicated the high and low sales prices per share of our common stock as reported by NYSE.

	High	Low
2004:
First Quarter	$13.86	$10.90
Second Quarter	17.10	12.51
Third Quarter	15.24	12.55
Fourth Quarter	17.55	14.60

2005:
First Quarter	$17.52	$15.40
Second Quarter	20.75	15.71
Third Quarter	25.43	19.81
Fourth Quarter	29.20	23.47

As of February 28, 2006, there were approximately 738 holders of record of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. It is our current policy to retain our cash provided by operating activities to finance the expansion of our operations, to reduce our debt or to purchase our own stock (either common or preferred). Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, cash flow from operations, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances and the terms of the certificates of designations in respect of our convertible preferred stock.

The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares of common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2003 and 2004, dividends on our 6.25% Convertible Preferred Stock were paid with 3,253,469 and 1,498,361 shares of common stock, respectively. For the year ended December 31, 2005, dividends on our 6.25% Convertible Preferred Stock were paid with 631,700 shares of common stock and approximately $9,939,000 in cash.

On November 30, 2005, we exercised our redemption right for our $200 million 8 1/4% Convertible Preferred Stock. On December 16, 2005, we redeemed the 8 1/4% Convertible Preferred Stock. Prior to the redemption, the holders of our 8 1/4% Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 8 1/4% per annum, payable on a quarterly basis. Prior to redemption, we had the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares required to pay such dividends was dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2003 and 2004, dividends on our 8 1/4% Convertible Preferred Stock were paid with 2,190,000 and 1,140,000 shares of common stock. For the year ended December 31, 2005, dividends on our 8 1/4% Convertible Preferred Stock were paid with 245,000 shares of common stock and approximately $12,375,000 in cash.

Any shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of common stock otherwise outstanding, and declines in the fair market value of our common stock will increase the effective dilution. In 2003, 2004 and 2005, we purchased 1,825,000, 845,000 and 245,000 shares of common stock, respectively, from the dividend paying agent for a total of $12.4 million, $12.2 million and $4.1 million in cash, respectively. We have also purchased shares of common stock on other occasions (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

We may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on our preferred stock.

Issuance of Unregistered Securities

We made no unregistered sales of equity securities during 2005.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the fourth quarter of 2005:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2005 (1)	366,000	$24.45	—	—
November 1 – November 30, 2005 (1)	423,300	$24.53	—	—
December 1 – December 31, 2005	—	—	—	—

Total	789,300		—	—

(1)	In October and November 2005, we purchased 789,300 shares of common stock. We utilized $19,333,000 in cash to affect these purchases. See note 11 to our consolidated financial statements in “Financial Statements and Supplemental Data”. We may elect to make similar purchases of common stock in the future.
(2)	In addition to the common stock purchases shown in the table, in November 2005, in connection with the expiration of restrictions on certain restricted common stock issued to our executive and non-executive employees, we purchased 74,637 shares of common stock for an aggregate price of $1,986,000 in private transactions from executives, employees and former employees electing to sell a portion of their shares in order to satisfy their minimum tax withholding liabilities. We may elect to make similar purchases of common stock in the future in connection with the expiration of restrictions with respect to restricted common stock we have issued or may issue. See note 11 to our consolidated financial statements in “Financial Statements and Supplemental Data”.

Item 6. Selected Financial Data

Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2005, and as of December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our consolidated financial statements. We have various transactions recorded in our financial statements that are non-recurring in nature, such as gains and losses on purchases and redemptions of our debt and preferred stock. On June 28, 2004, we signed a definitive agreement to sell CCUK to an affiliate of National Grid Transco Plc (“National Grid”) for over $2.0 billion. For all periods presented, CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. On August 31, 2004, we completed the sale of CCUK. On May 9, 2005, we sold OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. For all periods presented, OpenCell’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. Prior periods have also been restated to reflect the corrections of errors for certain non-cash items primarily relating to our lease accounting practices. See note 1 to our consolidated financial statements for additional information regarding the restatement. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data”.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$377,326	$447,271	$484,841	$538,309	$597,125
Network services and other	290,797	159,217	72,316	65,893	79,634

Total net revenues	668,123	606,488	557,157	604,202	676,759

Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	160,271	175,267	179,305	184,273	197,355
Network services and other	200,689	122,027	46,888	46,752	54,630

Total costs of operations	360,960	297,294	226,193	231,025	251,985

General and administrative	94,662	86,086	95,155	97,665	105,763
Corporate development (a)	12,289	7,483	5,564	1,455	3,896
Restructuring charges	17,577	8,665	1,291	3,729	8,477
Asset write-down charges	13,024	52,598	14,317	7,652	2,925
Depreciation, amortization and accretion	262,042	276,479	281,028	284,991	281,118

Operating income (loss)	(92,431)	(122,117)	(66,391)	(22,315)	22,595
Interest and other income (expense) (b)	2,489	64,924	(131,792)	(78,264)	(282,443)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(270,766)	(273,842)	(258,834)	(206,770)	(133,806)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(360,708)	(331,035)	(457,017)	(307,349)	(393,654)
Benefit (provision) for income taxes	(465)	(4,407)	(2,465)	5,370	(3,225)
Minority interests	9,724	11,770	3,992	398	3,525

Loss from continuing operations before cumulative effect of change in accounting principle	(351,449)	(323,672)	(455,490)	(301,581)	(393,354)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(45,158)	7,340	4,430	40,578	(1,953)
Net gain on disposal of discontinued operations, net of tax	—	—	—	494,110	2,801

Income (loss) from discontinued operations, net of tax	(45,158)	7,340	4,430	534,688	848

Income (loss) before cumulative effect of change in accounting principle	(396,607)	(316,332)	(451,060)	233,107	(392,506)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(551)	—	(9,031)

Net income (loss) (f)	(396,607)	(316,332)	(451,611)	233,107	(401,537)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock (c)	(79,028)	16,023	(55,897)	(38,618)	(49,356)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(475,635)	$(300,309)	$(507,508)	$194,489	$(450,893)

Per common share—basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(2.01)	$(1.41)	$(2.35)	$(1.54)	$(2.03)
Income (loss) from discontinued operations	(0.21)	0.03	0.02	2.42	—
Cumulative effect of change in accounting principle	—	—	(0.01)	—	(0.04)

Net income (loss)	$(2.22)	$(1.38)	$(2.34)	$0.88	$(2.07)

Weighted average common shares outstanding—basic and diluted (in thousands)	214,246	218,028	216,947	221,693	217,759

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$50,400	$94,107	$85,324	$118,322	$204,496
Net cash provided by (used for) investing activities	(801,505)	51,626	119,081	(319,200)	(264,140)
Net cash provided by (used for) financing activities	1,073,480	(286,258)	71,086	(1,686,422)	(445,220)
Ratio of earnings to fixed charges (d)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$508,640	$339,837	$409,584	$566,707	$65,408

Short-term investments	199,963	178,697	26,600	—	—

Assets of discontinued operations	1,793,746	1,974,602	2,055,162	3,693	—

Investments	128,500	—	—	—	—
Property and equipment, net	4,070,850	3,839,178	3,600,894	3,375,022	3,294,333
Total assets	7,317,878	6,802,951	6,616,908	4,574,567	4,131,317

Liabilities of discontinued operations	566,137	645,619	354,357	568	—
Total debt	3,073,646	2,880,917	3,449,992	1,850,398	2,270,686
Redeemable preferred stock (e)	878,861	756,014	506,702	508,040	311,943
Total stockholders’ equity	2,287,712	2,086,115	1,810,542	1,849,494	1,178,376

(a)	Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of compensation, benefits and other costs directly related to new business initiatives.
(b)	For the year ended December 31, 2002, includes gains of $79.1 million on debt purchases and charges of $29.1 million for losses from, and write-downs of, investments in unconsolidated affiliates. For the year ended December 31, 2003, includes losses of $119.4 million on debt and preferred stock purchases and redemptions and a loss on the issuance of the interest in Crown Atlantic of $11.2 million. For the year ended December 31, 2004 and 2005, includes losses of $77.7 million and $283.8 million, respectively, on debt purchases and repayments.
(c)	Includes gains of $95.8 million on purchases of preferred stock in 2002 and net losses of $1.6 million and $12.0 million on purchases of preferred stock in 2003 and 2005, respectively.
(d)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, minority interests, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For the years ended December 31, 2001, 2002, 2003, 2004 and 2005, earnings were insufficient to cover fixed charges by $360.7 million, $331.0 million, $457.0 million, $307.3 million and $393.7 million, respectively.
(e)	The 2001 and 2002 amounts represent the 12 3/4% exchangeable preferred stock, the 8 1/4% Convertible Preferred Stock and the 6.25% Convertible Preferred Stock. The 2003 and 2004 amounts represent the 8 1/4% Convertible Preferred Stock and the 6.25% Convertible Preferred Stock. The 2005 amount represents the 6.25% Convertible Preferred Stock.
(f)	No cash dividends were declared or paid in 2001, 2002, 2003, 2004 or 2005.

The adjustments to amounts previously presented in selected financial data for the years ended December 31, 2001 and 2002 are summarized as follows. See Note 1 to our consolidated financial statements for tables summarizing the adjustments to amounts for the years ended December 31, 2003 and 2004.

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present OpenCell as Discontinued Operations	Adjustments to Present Non-Cash Compensation in Accordance with SAB 107	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
2001:
Site rental revenues	$376,615	$711	$377,326	$—	$—	$377,326
Site rental costs of operations	162,408	(2,137)	160,271	—	—	160,271
General and administrative	91,174	—	91,174	—	3,488	94,662
Non-cash compensation charges	3,488	—	3,488	—	(3,488)	—
Depreciation, amortization and accretion expense	272,736	(10,694)	262,042	—	—	262,042
Operating income (loss)	(105,973)	13,542	(92,431)	—	—	(92,431)
Minority interests	11,279	(1,555)	9,724	—	—	9,724
Net income (loss)	(408,594)	11,987	(396,607)	—	—	(396,607)
Net income (loss) per common share – basic and diluted	(2.28)	0.06	(2.22)	—	—	(2.22)
Property and equipment, net	4,066,173	4,677	4,070,850	—	—	4,070,850
Total assets	7,319,412	(1,534)	7,317,878	—	—	7,317,878
Total stockholders’ equity:
Beginning of year	2,376,937	(3,901)	2,373,036	—	—	2,373,036
End of year	2,279,672	8,040	2,287,712	—	—	2,287,712

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present OpenCell as Discontinued Operations	Adjustments to Present Non-Cash Compensation in Accordance with SAB 107	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
2002:
Site rental revenues	$446,136	$1,135	$447,271	$—	$—	$447,271
Site rental costs of operations	176,161	(894)	175,267	—	—	175,267
General and administrative	84,244	—	84,244	(1,646)	3,488	86,086
Non-cash compensation charges	3,488	—	3,488	—	(3,488)	—
Depreciation, amortization and accretion expense	278,609	(2,130)	276,479	—	—	276,479
Operating income (loss)	(127,922)	4,159	(123,763)	1,646	—	(122,117)
Minority interests	12,340	(570)	11,770	—	—	11,770
Net income (loss)	(319,921)	3,589	(316,332)	—	—	(316,332)
Net income (loss) per common share – basic and diluted	(1.39)	0.01	(1.38)	—	—	(1.38)
Property and equipment, net	3,834,019	7,070	3,841,089	(1,911)	—	3,839,178
Total assets	6,801,049	1,902	6,802,951	—	—	6,802,951
Total stockholders’ equity	2,074,292	11,823	2,086,115	—	—	2,086,115

The decrease in total assets of $1.5 million for 2001 consists of the increase in property and equipment of $4.7 million and a decrease in deferred site rental receivable of $6.2 million. The increase in total assets of $1.9 million for 2002 consists of the increase in property and equipment of $7.0 million and a decrease in deferred site rental receivable of $5.1 million.

The following table describes the cumulative effects of the restatement on the consolidated balance sheet as of December 31, 2003.

	Property and Equipment	Goodwill	Deferred Site Rental Receivable (a)	Deferred Ground Lease Payable	Minority Interests	Stockholders’ Equity
	(In thousands of dollars)
Balances as of December 31, 2003, as previously stated	$3,593,570	$270,438	$78,665	$98,524	$176,645	$1,794,353
Adjustments to site rental revenues	—	—	(3,122)	—	—	(3,122)
Adjustments to site rental costs of operations	—	—	—	(14,105)	—	14,105
Adjustments to depreciation expense	7,512	—	—	—	—	7,512
Adjustments to minority interests	—	—	—	—	3,690	(3,690)
Adjustments to purchase price allocation for acquisition	(287)	(707)	—	—	(1,120)	126
Foreign currency translation adjustments (b)	1,492	—	(213)	(338)	359	1,258

Balances as of December 31, 2003, as restated	3,602,287	269,731	75,330	84,081	179,574	1,810,542
Adjustment to present OpenCell’s assets and liabilities as discontinued operations	(1,393)	—	—	—	—	—

Balances as of December 31, 2003, as restated on continuing operations basis	$3,600,894	$269,731	$75,330	$84,081	$179,574	$1,810,542

(a)	Balance as of December 31, 2003, as restated on continuing operations basis, includes current portion of $2.3 million.
(b)	Amounts represent the effect of foreign currency translation for the lease accounting adjustments to the Australian operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Overview

We own, operate and manage towers for wireless communications which are located in the U.S. and Australia. Our primary business is leasing space on our towers to major wireless communication companies under long-term contracts. As of December 31, 2005, we owned, leased or managed 12,459 towers, including 11,074 towers in the U.S. and 1,385 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 84% of our property interests in such sites being pursuant to ground lease, sublease or license as of December 31, 2005. Our customers currently include many of the world’s major wireless communications companies, including Cingular, Verizon Wireless, Sprint Nextel, T-Mobile, Alltel, Optus and Vodafone Australia. Approximately 81% of our revenues are derived from investment grade customers. Our customers use our towers for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This leasing activity represents approximately 88% of our consolidated revenues. We also provide network services in the U.S. which consist primarily of project management services for antenna installations on our company-owned towers on behalf of wireless service providers.

As an important part of our business strategy, we seek to:

(1)	allocate capital efficiently as we selectively build new towers for wireless carriers, acquire other assets, repurchase debt or purchase our own securities,

(2)	maximize utilization of our tower capacity to grow revenues organically,

(3)	grow our margins by taking advantage of the relatively fixed nature of the operating costs associated with our site rental business, and

(4)	utilize the expertise of U.S. and Australian personnel to extend revenues around our existing assets.

The growth of our business depends substantially on the condition of the wireless communications industry. The willingness of wireless carriers to utilize our infrastructure and related services is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and location of our sites and alternative sites;

•	cost of capital, including interest rates;

•	availability of capital to wireless carriers;

•	willingness to co-locate equipment;

•	local restrictions on the proliferation of towers;

•	cost of building towers;

•	technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area;

•	our ability to efficiently satisfy our customer’s service requirements; and

•	tax policies.

During the second half of 2003, we began to see signs of increased activity in the form of additional applications for our U.S. sites by wireless carriers. In 2004, the increased activity continued, with the rate of gross new tenant additions (or modifications to existing installations) on a per lease standard basis for our U.S. towers being 38% greater than the comparable period in 2003. The rate of gross new tenant additions on a per lease standard basis for 2005 remained approximately constant with the rate of new additions that we experienced during 2004. Approximately 70% of the dollar value of new tenant additions during 2005 related to new leases, and approximately 30% related to amendments to existing leases.

We believe the demand for new communication sites will continue. The demand for new communication sites is influenced by the demand for wireless telephony and data services from our customers. An indicator of demand for wireless telephony and data services is wireless minutes of use (“MOU’s”). Based on published reports from Cellular Telecommunications & Internet Association (“CTIA”), MOU’s in the U.S. exceeded 675 billion for the six months ended June 2005, a 30.1% growth from the six months ended June 2004. In addition, the wireless industry reported the largest one-year addition of new subscribers in the U.S. since it first offered commercial service in 1983. In the twelve month period ended June 2005, more than 25.0 million subscribers came online in the U.S. increasing total subscribers to 194.5 million as of June 2005. The growth in MOU’s, combined with the addition of new subscribers, resulted in approximately 600 MOU’s per subscriber per month in the U.S. for the six months ended June 2005. In addition, the demand for new communication sites is influenced by the availability of new spectrum, which is of particular importance in light of the advanced wireless services auction scheduled to begin June 29, 2006.

Demand for communication sites could also be affected by carrier consolidation, because consolidation could result in duplicate or overlapping networks. On October 26, 2004, Cingular merged with AT&T Wireless, and on August 12, 2005, Sprint merged with Nextel. These mergers could adversely impact site rental revenues on our towers as a result of these network integrations. Our customers have not notified us of how many leases on our towers will definitively terminate as a result of these network integrations, and we have not yet seen any lease cancellations directly resulting from these mergers. We expect that the termination of these leases will be spread over multiple quarters as existing lease obligations expire. Our belief is consistent with the wireless carriers’ public comments that indicate that they expect a significant number of net new cell sites to be added during the next couple of years.

When wireless carriers identify coverage or capacity gaps, we seek to provide carriers with the following four point value proposition as part of our overall on-going goal to increase customer satisfaction relative to our peers while still balancing commercial realities:

(1)	We will attempt to solve the coverage or capacity gap by collocating on one of our towers;

(2)	If we don’t have a tower to solve the coverage or capacity gap, we will attempt to identify a non-Crown Castle structure;

(3)	If there are no towers or other suitable structures to solve the coverage or capacity gap, we will attempt to build a tower; or

(4)	If a tower cannot be built to solve the coverage or capacity gap due to zoning or other impediments, we will attempt to build a distributed antenna system.

We plan to continue to leverage our asset management tool and the strength of our management team to deliver on this four point value proposition.

Current Year Highlights

Strong Revenue Growth. Net revenues grew by 8.4% and 12.0% for the year ended December 31, 2004 and 2005, respectively, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing towers and, to a lesser extent, contractual escalations on existing leases with variable escalations and new sites acquired or built since the end of prior fiscal year. New tenant additions and modifications were influenced by the aforementioned on-going demand for additional wireless communication sites primarily due to the continued strong growth in the usage of wireless minutes and introduction of new data services by wireless carriers.

Significant Margin Expansion. Gross margins (net revenues less cost of operations) grew by 12.8% to $373.2 million and 13.8% to $424.8 million for the year ended December 31, 2004 and 2005, respectively, which was primarily driven by the increase in site rental revenues. The incremental margin percentage on the site rental revenue growth of $58.8 million for the year ended December 31, 2005 was 77.8%, reflecting the relatively fixed nature of the costs to operate our towers.

Investment Grade Refinancing. We issued $1.9 billion in Tower Revenue Notes through certain of our subsidiaries in June 2005. The notes are rated investment grade, have a weighted average interest rate of 4.89% and are secured by our assignable U.S. personal property, license agreements, revenues and/or distributions related to our towers as of June 2005 located in the U.S. See “Properties”. Proceeds from the notes were used to purchase and redeem $1.5 billion carrying value of existing high yield debt during June and July 2005 and to repay our previously outstanding Crown Atlantic Credit Facility. These purchases and redemptions resulted in losses of $179.1 million and $2.7 million during June and July 2005, respectively. Our annual interest expense was reduced by approximately $53.0 million due to the issuance of the notes and the purchases and redemptions of debt occurring through July 2005. Periodically, beginning in 2006, we contemplate issuing additional notes under a similar structure to the existing Tower Revenue Notes, in order to leverage the anticipated growth in our site rental business.

As a result of refinancing our debt in 2005, including the issuance, purchases and redemptions discussed in the preceding paragraph (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities”), the weighted average coupon on our debt has been reduced by 2.8% to 5.1% at the end of 2005, from 7.9% at the end of 2004. Additionally, annual interest expense and amortization of deferred financing costs for 2006 is expected to be approximately $128.0 million, representing a savings of approximately $5.8 million from 2005 actual interest expense and amortization of deferred financing costs of $133.8 million despite an increase of $420.3 million, or 22.7%, in outstanding debt from December 2004 to 2005.

Purchases and Investments. We believe the debt refinancing provides us significantly more flexibility to invest the cash flow produced from operations in activities that we believe exhibit potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Those activities could include acquiring or building towers, improving existing towers, making investments in adjacent businesses including emerging businesses, or purchasing our own stock or debt securities. In 2005, we purchased 16.0 million shares of common stock, exclusive of shares of common stock purchased from the dividend paying agent following the issuance of the Convertible Preferred Stock dividend. We utilized $310.1 million in cash to affect these purchases and paid an average price of $19.44 per share. These purchases of common stock, combined with purchases of additional 4% Convertible Senior Notes and all of our 8 1/4% Convertible Preferred Stock during 2005, reduced outstanding shares by 16.0 million, or 7.1%, and potential future outstanding shares by an additional 18.3 million. Also, in 2005, we purchased 467 towers from affiliates of Trintel for approximately $145.0 million, and we invested $55.0 million in FiberTower, a privately-held provider of wireless backhaul services, as part of a total of $150.0 million (inclusive of our $55.0 million investment) raised by FiberTower through a private equity offering. We anticipate investing, from time to time on an on-going basis, in activities that we believe exhibit potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business, such as our recent purchases of common stock, acquisition of towers and investments in FiberTower and Modeo.

Accelerated Vesting of Restricted Common Stock. During 2005, the market performance of our stock appreciated 62% and reached certain target levels for accelerated vesting of restricted stock issued to certain executives and non-executive employees in the first quarter of 2004 and 2005. For 2005, the non-cash compensation charges totaled $19.9 million in continuing operations, which is inclusive of $13.9 million resulting from the acceleration of the various vestings (including the final two thirds of the restricted common stock issued in the first quarter of 2004, and all of the restricted common stock issued in the first quarter of 2005). We believe that stock awards are an important component of total compensation.

Results of Operations

Overview

Revenue. Our primary sources of revenues are from:

(1)	renting antenna space on towers, and, to a lesser extent

(2)	providing network services, including the installation of antennas on our sites.

Our site rental revenues are derived from the core businesses we are seeking to grow by increasing the utilization of our existing tower site assets. Typically, these revenues result from long-term (five to 10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year approximately 95% of our site rental revenue has been contracted for in a prior year and is of a recurring nature.

When we discuss growth in this core business, we are generally describing the rate at which we are adding revenues to the previously contracted base, sometimes referred to as the revenue “run-rate”. Site rental revenues in the U.S. and Australia are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

•	cellular;

•	PCS;

•	ESMR;

•	3G;

•	wireless data services; and

•	paging.

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five to 10 years (with three or four optional renewal periods of five or 10 years each). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Critical Accounting Policies—Revenue Recognition” and note 1 to our consolidated financial statements.

Network services revenues in the U.S. consist of revenues from:

(1)	antenna installations, substantially all on towers owned or managed by us,

(2)	site acquisition services,

(3)	site development and construction, and

(4)	other services.

Network services revenues are received primarily from wireless communications companies or their agents. Network services revenues in the U.S. are recognized under service contracts which generally provide for billings on a fixed price basis. Demand for our network services fluctuates from period to period and within periods. See “Risk Factors”. Consequently, the operating results of our network services businesses for any particular period may vary significantly, and should not be considered as indicative of longer-term results. Our network services offering is primarily limited to the management of antenna installations on our sites. The network services business is not typically recurring and is largely incidental to our site rental business. It usually has lower margins and is not a key to our future growth. Such activities are generally pursued at the request of a customer in order to facilitate our leasing activities, or otherwise to better serve our customers’ site requirements. Network services revenues increased as a percentage of our total revenues in 2005, after declining during 2003 and 2004, reflecting the variable nature of the network services business.

Costs of Operations. Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments annually, quarterly, or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. As a result of this accounting method, a portion of the expense recognized in a given period represents cash paid in other periods. See note 1 to our consolidated financial statements. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow. For any given tower, costs of operations are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.

Costs of operations for network services consist primarily of employee compensation and related benefits costs, subcontractor services, consulting fees, and other on-site construction and materials costs. Certain costs incurred in connection with antenna installations are capitalized as property and equipment since they represent assets owned by us. As such, those costs are not included in our results of operations in the year incurred, but rather will be charged to depreciation expense over the life of the assets. Costs associated with contracts not complete at the end of a period are deferred and recognized when the installation becomes operational. Any losses on contracts are recognized at such time as they become known.

Non-Cash Site Rental Margin. A summary of the non-cash portions of our site rental revenues, ground lease expense and resulting impact on our site rental gross margins is as follows:

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$5,111	$6,458	$6,971
Amounts attributable to straight-line recognition of fixed escalations	16,216	12,740	9,085

Total	21,327	19,198	16,056

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	19,542	17,529	17,013

Total	19,542	17,529	17,013

Non-cash compensation charges	279	553	715
Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	5,111	6,458	6,971
Amounts attributable to straight-line recognition of fixed escalations	(3,326)	(4,789)	(7,928)
Amounts attributable to non-cash compensation charges	(279)	(553)	(715)

Total	$1,506	$1,116	$(1,672)

General and Administrative Expenses. General and administrative expenses consist primarily of:

•	employee cash and non-cash compensation, training, recruitment and related benefits costs;

•	professional and consulting fees;

•	office rent and related expenses;

•	state franchise taxes;

•	travel costs; and

•	corporate office expenses.

Corporate Development Expenses. Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives. These expenses consist primarily of:

•	compensation and related benefits costs;

•	external professional fees; and

•	other costs directly related to new business initiatives.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion charges relate to our property and equipment (which consists primarily of towers, associated buildings, construction equipment and vehicles) and other intangible assets. Depreciation of towers is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). See note 1 to our consolidated financial statements. Amortization of other intangible assets (the value of certain site rental contracts at our U.S. operations (“CCUSA”)) is computed with a useful life of 10 years. Depreciation of buildings is generally computed with useful lives ranging from 20 to 40 years. Depreciation of construction equipment and vehicles is generally computed with useful lives of 10 years and 5 years, respectively.

Discontinued Operations. On June 28, 2004, we signed a definitive agreement to sell our UK subsidiary, CCUK, to an affiliate of National Grid. CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. On August 31, 2004, we completed the sale of CCUK.

In January 2005, we adopted a plan to exit the business of OpenCell. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. On May 9, 2005, we sold OpenCell to a company in the business of developing and manufacturing wireless equipment, including distributed antenna systems. As part of the transaction, we entered into a product procurement arrangement that permits us to continue the purchase of equipment for our distributed antenna activities.

Restatement of Previously Issued Financial Statements

Our consolidated results of operations for the years ended December 31, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items related to our lease accounting practices. The SEC issued a public letter to the American Institute of Certified Public Accounts in early 2005 clarifying its interpretation of existing accounting literature applicable to certain leases and leasehold improvements. In March 2005, as a result of such clarification, we adjusted (both retroactively and prospectively) our method of accounting for tenant leases, ground leases, and depreciation and restated our prior financial statements as reported in its Annual Report on Form 10-K for the year ended December 31, 2004 to reflect the corrections of errors for certain non-cash items relating to our lease accounting practices. As noted in our Quarterly Report on Form 10-Q for the period ended September 30, 2005, we engaged in a lease by lease review of the leases impacted by this clarification.

Upon completion of the review, we have determined that certain non-cash adjustments should be recorded. The aggregate net amount of these recorded non-cash adjustments, relating to periods prior to October 1, 2005, is an improvement to net income (loss) of approximately $19.9 million. These non-cash adjustments reflect the cumulative difference between the amounts previously recorded in our financial statements and those amounts determined in the lease by lease review. The corrections to our consolidated results of operations consist of non-cash adjustments attributable to decreases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense (included in depreciation, amortization and accretion expense). Since the adjustments affected results of operations at CCAL and our two joint ventures with Verizon, they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003 and 2004. We believe the impacts of these non-cash adjustments are not material to any previously issued financial statement. However, the cumulative adjustments required to correct these errors would be material to the fourth quarter of 2005 if taken as a single adjustment in that quarter. Therefore, we have determined that the errors are most appropriately corrected through the restatement of previously issued financial statements for the years ended December 31, 2003 and December 31, 2004, for each of the quarters of 2004 and for the first three quarters of 2005 to reflect these non-cash adjustments in the proper periods. The cumulative effects of these adjustments on our consolidated statements of operations from inception through September 30, 2005 are as follows: a decrease in site rental revenues of $0.7 million; a decrease in site rental costs of operations of $12.1 million; a decrease in depreciation expense of $12.1 million; a decrease in operating losses of $23.4 million; a decrease in other expense (attributable to the loss on the issuance of an interest in Crown Atlantic) of $0.1 million; a decrease in minority interest of $3.7 million; and a decrease in net losses of $19.9 million. These adjustments have no effect on our credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances.

In addition, incremental non-cash compensation expense ($0.9 million) was charged to general and administrative expenses in the results of operations in 2005 and certain non-cash compensation expense (totaling $1.5 million) previously charged to results of operations during 2005 related to our former CCUK employees was charged to the net gain on disposal of CCUK. See note 1 to our consolidated financial statements for additional information regarding the restatement.

The adjustments do not affect historical or future cash flow or the timing of payments under related leases. Moreover, the non-cash adjustments are not expected to have any impact on cash balances, compliance with any financial covenant or debt instrument, or the current economic value of our leaseholds and our towers.

The following information is derived from our historical consolidated statements of operations for the periods indicated:

Comparison of Years Ended December 31, 2005 and 2004—Consolidated

	Year Ended December 31, 2004		Year Ended December 31, 2005
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percentage Change
	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$538,309	89.1%	$597,125	88.2%	$58,816	10.9%
Network services and other	65,893	10.9%	79,634	11.8%	13,741	20.9%

Total net revenues	604,202	100.0%	676,759	100.0%	72,557	12.0%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	184,273	34.2%	197,355	33.1%	13,082	7.1%
Network services and other	46,752	71.0%	54,630	68.6%	7,878	16.8%

Total costs of operations	231,025	38.2%	251,985	37.2%	20,960	9.1%
General and administrative	97,665	16.2%	105,763	15.6%	8,098	8.3%
Corporate development	1,455	0.2%	3,896	0.6%	2,441	167.7%
Restructuring charges	3,729	0.6%	8,477	1.3%	4,748	127.3%
Asset write-down charges	7,652	1.3%	2,925	0.4%	(4,727)	(61.8)%
Depreciation, amortization and accretion	284,991	47.2%	281,118	41.6%	(3,873)	(1.4)%

Operating income (loss)	(22,315)	(3.7)%	22,595	3.3%	44,910	201.3%
Other income (expense):
Interest and other income (expense)	(78,264)	(13.0)%	(282,443)	(41.7)%	(204,179)	*
Interest expense and amortization of deferred financing costs	(206,770)	(34.2)%	(133,806)	(19.8)%	72,964	*

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(307,349)	(50.9)%	(393,654)	(58.2)%	(86,305)	*
Benefit (provision) for income taxes	5,370	0.9%	(3,225)	(0.5)%	(8,595)	*
Minority interests	398	—	3,525	0.5%	3,127	*

Loss from continuing operations before cumulative effect of change in accounting principle	(301,581)	(50.0)%	(393,354)	(58.2)%	(91,773)	*
Discontinued operations:
Income from discontinued operations, net of tax	40,578	6.7%	(1,953)	(0.2)%	(42,531)	*
Net gain on disposal of discontinued operations, net of tax	494,110	81.9%	2,801	0.3%	(491,309)	*

Income from discontinued operations, net of tax	534,688	88.6%	848	0.1%	(533,840)	*

Income (loss) before cumulative effect of change in accounting principle	233,107	38.6%	(392,506)	(58.1)%	(625,613)	*
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(9,031)	(1.2)%	(9,031)	*

Net income (loss)	$233,107	38.6%	$(401,537)	(59.3)%	$(634,644)	*

*:	Percentage is not meaningful

Site rental revenues for 2005 were $597.1 million, an increase of $58.8 million, or 10.9%, from 2004. Of this increase, $51.4 million, or 87.4%, was attributable to CCUSA and $7.2 million, or 12.2%, was attributable to CCAL. The revenue growth was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) in 2005 on existing towers and, to a lesser extent, (1) contractual escalations on existing leases with variable escalations, (2) new sites built or acquired in 2005, and (3) renewal of certain leases and associated step up in the straight-line rents.

Network services and other revenues for 2005 were $79.6 million, an increase of $13.7 million, or 20.9%, from 2004. This increase was primarily attributable to a $11.2 million increase from CCUSA, and a $2.8 million increase from CCAL, and reflects the variable nature of the network services business as these revenues are typically not under long-term contract.

Site rental costs of operations for 2005 were $197.4 million, an increase of $13.1 million from 2004. This increase was primarily attributable to cost increases of $10.9 million for CCUSA and $1.6 million for CCAL. Such cost increases relate to normal and customary increases in ground rentals on leases with variable escalations, repairs and maintenance, employee compensation and related benefits, property taxes and $2.9 million of operating costs related to the towers acquired from Trintel in August 2005. Network services and other costs of operations for 2005 were $54.6 million, an increase of $7.9 million from 2004. This increase was primarily attributable to an $8.0 million increase in costs from CCUSA and a $0.2 million increase in costs from CCAL.

Site rental gross margins increased by $45.7 million, or 12.9% to $399.8 million, or 66.9% of site rental revenues for 2005, from $354.0 million, or 65.8% of site rental revenues for 2004. The $45.7 million incremental margin represents 77.8% of the related increase in site rental revenues for 2005, reflecting the relatively fixed nature of the costs to operate our towers.

General and administrative expenses were $105.8 million, or 15.6% of total net revenues, including $18.8 million of non-cash compensation charges for 2005, an increase of $8.1 million from $97.7 million, or 16.2% of total net revenues, including $12.3 million of non-cash compensation charges from 2004. Non-cash compensation charges increased $6.5 million as a result of accelerated vesting of shares of restricted common stock based on performance of our stock in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Stock Awards”.

Corporate development expenses for 2005 were $3.9 million, an increase of $2.4 million from $1.5 million for 2004. This increase was primarily attributable to an increase in salary costs related to Modeo within Emerging Businesses.

As a result of the sale of CCUK, we consolidated certain corporate management functions in 2004 and 2005. During 2005, we recorded cash and non-cash restructuring charges of $8.5 million, compared to $3.7 million for 2004. Such 2005 charges related primarily to employee severance payments and modification of stock compensation awards. The 2004 and 2005 restructuring charges included non-cash compensation charges of $2.9 million and $6.4 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Restructuring Charges and Asset Write-Down Charges”.

During 2005, we recorded asset write-down charges of $2.9 million, compared to $7.7 million for 2004. Such non-cash charges related to the abandonment or disposal of certain towers and towers in development. We may record such charges in the future if conditions warrant. During the fourth quarter of 2005, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units.

Depreciation, amortization and accretion for 2005 was $281.1 million, a decrease of $3.9 million, or 1.4% from 2004. This decrease was primarily attributable to the portfolio extension program in the U.S., which is designed to either purchase the land on which our towers reside or renegotiate and extend the terms of the ground leases, subleases, and licenses relating to the sites on which our U.S. towers are located, partially offset by:

(1)	the acquisition of 467 towers from Trintel, and

(2)	an increase in our tower assets as a result of capital expenditures for the construction, modification and maintenance of tower assets (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our capital expenditures).

Interest and other income (expense) for 2005 resulted primarily from:

(1)	losses of $283.8 million from purchases of our debt securities (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). These financing transactions were completed to lower our future cash interest payments and simplify our capital structure,

(2)	$4.7 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(3)	interest income from invested cash balances and gains on the sale of assets.

Interest expense and amortization of deferred financing costs for 2005 was $133.8 million, a decrease of $73.0 million, or 35.3%, from 2004. This decrease was primarily attributable to the purchases and repayments of outstanding debt during 2004 and 2005. These financing transactions were completed to lower our future cash interest payments and simplify our capital structure. The reductions in outstanding debt during 2004 included (1)

$1.3 billion for CCOC’s former credit agreement with a syndicate of banks (“2000 Credit Facility”), which was repaid in August 2004 via proceeds from the sale of CCUK and (2) $48.0 million of 4% Convertible Senior Notes via purchases in December 2004. The reductions in outstanding debt during 2005 included $1.6 billion purchase of notes and $180.0 million repayment on the Crown Atlantic Credit Facility, partially offset by $295.0 million in borrowings under the 2005 Credit Facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities”).

Minority interests represent the minority shareholders 22.4% interest in the CCAL operations and, through November 4, 2004, Verizon’s 37.245% interest in Crown Atlantic’s operations. On November 4, 2004, we acquired the remaining 37.245% equity interest in Crown Atlantic.

Income from discontinued operations in 2005 represents the loss from operations of OpenCell and the net gain on sale of OpenCell. Income from discontinued operations in 2004 primarily relates to the results from operations of CCUK and the net gain on sale of CCUK.

The cumulative effect of change in accounting principle for asset retirement obligations represents the charge recorded upon adoption of FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—An interpretation of FASB Statement No. 143 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Impact of Recently Issued Accounting Standards” for more information).

Comparison of Years Ended December 31, 2005 and 2004—Operating Segments

See note 15 to our consolidated financial statements for a tabular presentation of the financial results for our operating segments. Our reportable operating segments for 2005 are (1) US tower operations, or CCUSA, (2) Australian tower operations, or CCAL, (3) Emerging Businesses and (4) Corporate Office and Other. Our financial results are reported to management and the Board of Directors in this manner.

Prior to its sale in June 2004, CCUK, our UK tower and broadcasting operations, was a reportable segment. For all periods presented, CCUK has been classified as a component of Corporate Office and Other on a discontinued operations basis.

We have pursued and are currently pursuing emerging strategic opportunities and adjacent businesses, including Modeo and Crown Castle Solutions. These businesses have been reclassified to the segment Emerging Businesses. Modeo had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment. These changes in reportable segments were effective for the three months ended March 31, 2005, and segment information for all periods presented has been reclassified.

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”.

CCUSA. Net revenues for 2005 were $621.9 million, a net increase of $62.5 million, or 11.2%, from 2004. Of the $62.5 million overall increase in net revenues, $51.4 million relates to site rental revenues. The $51.4 million increase in site rental revenues for 2005 was primarily driven by new tenant additions (or modifications to existing installations) on our towers and, to a lesser extent, (1) contractual escalations on existing leases with variable escalations, (2) new towers acquired or built since the end of the third quarter of 2004 and (3) renewal of certain leases and associated step up in the straight-line rents. This increase represents approximately 87.4% of the consolidated increase in site rental revenues for this same period. As mentioned previously, more than 95% of our site rental revenue has been contracted for in a prior year. Network services revenues total $72.5 million for 2005 should continue to be somewhat volatile as these revenues are typically not under long-term contract.

General and administrative expenses were $61.5 million, or 9.9% of total net revenues, including $6.9 million of non-cash compensation charges for 2005, an increase of $2.0 million from $59.5 million, or 10.6% of total net revenues, including $6.4 million of non-cash compensation charges for 2004. Non-cash compensation charges increased $0.5 million primarily as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during 2005 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Stock Awards”).

Adjusted EBITDA for 2005 was $339.5 million representing a net increase of $42.3 million, or 14.2% from 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers. More specifically, site rental gross margins increased by $40.5 million, or 12.3% to $370.3 million, or 67.4% of site rental revenues for 2005 from 66.2% of site rental revenues for 2004. The $40.5 million incremental margin represents 78.8% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for 2005 was $76.0 million, a net increase of $50.2 million from 2004. The increase in operating income is primarily driven by the $40.5 million increase in site rental gross margin.

Net income (loss) for 2005 was $7.1 million, an increase of $47.6 million from 2004. The increase in net income (loss) is primarily driven by:

(1)	the $40.5 million increase in site rental gross margin; and

(2)	the $14.8 million improvement in interest and other income (expense) as a result of a $13.9 million loss on the repayment of the 2000 Credit Facility in 2004 (not repeated in 2005); partially offset by

(3)	an $11.0 million increase in interest expense and amortization of deferred financing costs as a result of incremental interest charges related to the $1.9 billion Tower Revenue Notes issued in June 2005 with a weighted average interest rate of 4.890% and borrowings under the 2005 Credit Facility and reductions in interest charges as a result of the repayment of the 2000 Credit Facility during the third quarter of 2004 and the reduction of the Crown Atlantic Credit Facility via regular payments throughout 2004 and 2005 up to the repayment date in early June 2005 (see also note 7 to our consolidated financial statements for further discussion of debt transactions); and

(4)	$7.9 million incremental expense from the cumulative effect of adopting FIN 47 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Impact of Recently Issued Accounting Standards” for further discussion of FIN 47).

See note 15 to our consolidated financial statements for a reconciliation from net income (loss) to Adjusted EBITDA.

CCAL. Total net revenues for 2005 were $54.6 million, a net increase of $9.9 million, or 22.3% from 2004. Approximately 70% of this increase relates to growth in site rental revenues, with the remaining approximately 30% related to growth in service revenues. The site rental revenue growth was primarily driven by new tenant additions (or modifications to existing installations) on our towers and, to a lesser extent, contractual escalations on existing leases with variable escalations. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for 2004 and 2005, respectively, related to a fee for the shortfall in contractually committed licenses.

Adjusted EBITDA for 2005 was $22.1 million, a net increase of $7.3 million or 49.0% from 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers. Site rental gross margins increased by $5.6 million, or 23.1% to $29.8 million, or 62.7% of site rental revenues for 2005 from $24.2 million, or 60.0% for 2004. The $5.6 million incremental margin represents 78.1% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for 2005 was $5.7 million, an improvement of $6.7 million from 2004. The improvement in operating income is primarily due to the $5.6 million increase in gross margin from site rental revenues and the $2.6 million increase in gross margin from network service revenues, offset by a $1.2 million increase in general and administrative expenses as a result of increased employee related costs.

Net loss for 2005 was $7.0 million, an improvement of $5.3 million from 2004. The decrease in net loss is primarily driven by the aforementioned factors that resulted in the operating loss improvement. See note 15 to our consolidated financial statements for a reconciliation of net income (loss) to Adjusted EBITDA.

The increases and decreases between 2005 and 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

Emerging Businesses. Net revenues for 2005 were $0.3 million. Emerging Businesses represent new strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core site rental business. Because these businesses are in the earlier stages of development, significant revenues have not been realized during 2004 and 2005.

Modeo is pursuing a potential offering of a DVB-H service to capitalize on our U.S. nationwide license relating to five megahertz of spectrum in the 1670-1675 MHz band. Modeo has launched a test network of its DVB-H technology in Pittsburgh, Pennsylvania and is developing networks in certain select U.S. cities, including New York City. Modeo had no revenues for 2004 and 2005.

Crown Castle Solutions offers hub-based, low visibility distributed antenna systems which are attractive alternatives to a traditional tower site in areas where zoning or densities make a tower unfeasible. Distributed antenna systems are particularly useful in areas with challenging zoning regulations or other impediments to traditional towers. Base stations can be located up to 10 miles away and connected to the distributed antenna system via fiber optic cable. Each antenna location in the distributed antenna network provides coverage in a radius of approximately one half mile. Crown Castle Solutions had revenues of $0.2 million and $0.3 million for 2004 and 2005, respectively.

The operating loss and net loss of $9.9 million and negative Adjusted EBITDA of $8.3 million for 2005 is approximately split equally between the operating losses associated with Crown Castle Solutions and the operating costs of Modeo.

Corporate Office and Other. General and administrative expenses were $28.8 million, including $10.7 million of non-cash compensation charges for 2005, an increase of $5.4 million from $23.4 million, including $5.8 million of non-cash compensation charges for 2004. Non-cash compensation charges increased $4.9 million primarily as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during 2005 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Stock Awards”).

Negative Adjusted EBITDA for 2005 was $18.3 million, an improvement of $0.8 million, or 4.2% from 2004. The negative Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions.

Net loss for 2005 was $391.8 million, compared to net income of $292.2 million for 2004. The reduction in net income of $684.0 million is primarily the result of $539.0 million income from discontinued operations of CCUK, including the $494.1 million net gain on sale of CCUK in 2004 (not repeated in 2005), and $288.8 million other expense, an increase in other expense of $220.2 million, due to (1) the purchases of $1.5 billion combined face value of the 4% Convertible Senior Notes, 10 3/4% senior notes due 2011 (“10 3/4% Senior Notes”), 9 3/8% senior notes due 2011 (“9 3/8% Senior Notes”) , 7.5% senior notes due 2013 (“7.5% Senior Notes”), and 7.5% Series B senior notes due 2013 (“7.5% Series B Senior Notes”) in 2005, which resulted in a loss of $281.1 million for 2005, (2) the redemption of the combined $52.9 million of 9% senior notes due 2011 (“9% Senior Notes”), 9 1/2% senior notes due 2011 (“9 1/2% Senior Notes”), 10 3/8% senior discount notes due 2011 (“10 3/8% Discount Notes”), and 11 1/4% senior discount notes due 2011 (“11 1/4% Discount Notes”) resulting in a loss of $2.7 million, (3) $4.9 million from our share of losses incurred by unconsolidated affiliates, partially offset by a $83.5 million reduction in interest expense and amortization of deferred financing costs to $65.2 million driven by the resultant lower interest expense from the aforementioned purchases, redemptions, and repayment of long-term debt in 2004 and 2005. See note 15 to our consolidated financial statements for a reconciliation of net income (loss) to Adjusted EBITDA.

Comparison of Years Ended December 31, 2004 and 2003—Consolidated

	Year Ended December 31, 2003		Year Ended December 31, 2004
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percentage Change
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$484,841	87.0%	$538,309	89.1%	$53,468	11.0%
Network services and other	72,316	13.0%	65,893	10.9%	(6,423)	(8.9)%

Total net revenues	557,157	100.0%	604,202	100.0%	47,045	8.4%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	179,305	37.0%	184,273	34.2%	4,968	2.8%
Network services and other	46,888	64.8%	46,752	71.0%	(136)	(0.3)%

Total costs of operations	226,193	40.6%	231,025	38.2%	4,832	2.1%
General and administrative	95,155	17.1%	97,665	16.2%	2,510	2.6%
Corporate development	5,564	1.0%	1,455	0.2%	(4,109)	(73.8)%
Restructuring charges	1,291	0.2%	3,729	0.6%	2,438	188.8%
Asset write-down charges	14,317	2.6%	7,652	1.3%	(6,665)	(46.6)%
Depreciation, amortization and accretion	281,028	50.4%	284,991	47.2%	3,963	1.4%

Operating income (loss)	(66,391)	(11.9)%	(22,315)	(3.7)%	44,076	(66.4)%
Other income (expense):
Interest and other income (expense)	(131,792)	(23.7)%	(78,264)	(13.0)%	53,528	*
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(258,834)	(46.4)%	(206,770)	(34.2)%	52,064	*

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(457,017)	(82.0)%	(307,349)	(50.9)%	149,668	*
Benefit (provision) for income taxes	(2,465)	(0.4)%	5,370	0.9%	7,835	*
Minority interests	3,992	0.6%	398	—	(3,594)	*

Loss from continuing operations before cumulative effect of change in accounting principle	(455,490)	(81.8)%	(301,581)	(50.0)%	153,909	*
Discontinued operations:
Income from discontinued operations, net of tax	4,430	0.8%	40,578	6.7%	36,148	*
Net gain on disposal of discontinued operations, net of tax	—	—%	494,110	81.9%	494,110	*

Income from discontinued operations, net of tax	4,430	0.8%	534,688	88.6%	530,258	*

Income (loss) before cumulative effect of change in accounting principle	(451,060)	(81.0)%	233,107	38.6%	684,167	*
Cumulative effect of change in accounting principle for asset retirement obligations	(551)	(0.1)%	—	—	551	*

Net income (loss)	$(451,611)	(81.1)%	$233,107	38.6%	$684,718	*

*:	Percentage is not meaningful

Site rental revenues for 2004 were $538.3 million, an increase of $53.5 million, or 11.0%, from 2003. Of this increase, $43.5 million was attributable to CCUSA and $10.0 million was attributable to CCAL. Network services and other revenues for 2004 were $65.9 million, a decrease of $6.4 million from 2003. This decrease was primarily attributable to a $7.4 million decrease from CCUSA and a $0.8 million increase from CCAL. Total revenues for 2004 were $604.2 million, a net increase of $47.0 million from 2003. The revenue growth was primarily driven by site rental revenues from (1) new tenant additions (or modifications to existing installations) in 2004 on existing towers (2) contractual escalations on existing leases with variable escalations, (3) new sites built or acquired in 2004, and (4) renewal of certain leases and associated step up in the straight-line rents. The decrease in network services and other revenues from CCUSA reflects a continuation of our strategic decision made in 2002 to reduce our network services offering to primarily the management of antenna installations on our sites.

Site rental costs of operations for 2004 were $184.3 million, an increase of $5.0 million, or 2.8% from 2003. Of this increase, $1.4 million was attributable to CCUSA and $3.6 million was attributable to CCAL. Network services and other costs of operations for 2004 were $46.8 million, a decrease of $0.1 million, or 0.3% from 2003. This decrease was primarily attributable to a $2.9 million decrease in costs from CCUSA, partially offset by a $0.9 million increase in costs from CCAL and a $1.8 million increase in costs from Emerging Businesses.

Total costs of operations for 2004 were $231.0 million, a net increase of $4.8 million from 2003. Gross margins (net revenues less costs of operations) for site rental as a percentage of site rental revenues increased to 65.8% for 2004 from 63.0% for 2003 because of the high incremental margin on the related increase in site rental revenue, which reflects the relatively fixed costs to operate our towers. Gross margins for network services and other as a percentage of network services and other revenues decreased to 29.1% for 2004 from 35.2% for 2003 reflecting the variable nature of the service business.

General and administrative expenses for 2004 were $97.7 million, an increase of $2.5 million, or 2.6%, from 2003. This increase was primarily attributable to:

(1)	a $2.8 million increase in expenses at CCAL;

(2)	a $4.0 million increase in expenses at Emerging Businesses; and

(3)	a $1.0 million increase in expenses at our corporate office segment, partially offset by

(4)	a $5.3 million decrease in expenses related to the CCUSA operations, related primarily to lower staffing levels after the recent restructurings.

General and administrative expenses as a percentage of revenues decreased to 16.2% for 2004 from 17.1% for 2003, primarily due to stable overhead costs as compared to increasing revenues for CCUSA. General and administrative expenses are inclusive of non-cash charges of $12.3 million and $13.6 million for 2004 and 2003, respectively.

Corporate development expenses for 2004 were $1.5 million, compared to $5.6 million for 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

During 2004, we recorded restructuring charges of $3.7 million, compared to $1.3 million for 2003. Such charges relate primarily to employee severance payments and non-cash compensation charges in connection with the modification of stock options and restricted stock awards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Restructuring Charges and Asset Write-Down Charges”.

During 2004, we recorded asset write-down charges of $7.7 million, compared to $14.3 million for 2003. Such non-cash charges related to the abandonment of a portion of our construction in process and the write-down of certain other assets. We may record such charges in the future if conditions warrant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Restructuring Charges and Asset Write-Down Charges”.

Depreciation, amortization and accretion for 2004 was $285.0 million, an increase of $4.0 million, or 1.4% from 2003. This increase was primarily attributable to:

(1)	a $3.1 million increase in depreciation from CCUSA; and

(2)	a $1.4 million increase in depreciation from CCAL, partially offset by

(3)	a $0.9 million decrease in depreciation from corporate office and other.

Interest and other income (expense) for 2004 resulted primarily from:

(1)	losses of approximately $63.8 million from purchases of our debt securities (see also note 7 to our consolidated financial statements). These financing transactions were completed to lower our future cash interest payments and simplify our capital structure;

(2)	a loss of $13.9 million from the repayment of our 2000 Credit Facility (see also note 7 to our consolidated financial statements); and

(3)	$5.7 million from our share of losses incurred by unconsolidated affiliates, partially offset by

(4)	interest income from invested cash balances.

Interest expense, amortization of deferred financing costs and dividends on preferred stock for 2004 was $206.8 million, a decrease of $52.0 million, or 20.1%, from 2003. This decrease was primarily attributable to:

(1)	purchases and redemptions of our debt securities in 2003 and 2004 (see also note 7 to our consolidated financial statements);

(2)	reductions in outstanding indebtedness under the Crown Atlantic Credit Facility, partially offset by

(3)	the issuance of the 4% Convertible Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes in 2003; and

(4)	an increase in outstanding bank indebtedness at CCUSA in 2003, the proceeds of which were used to retire CCUK’s indebtedness and purchase certain of our public debt and preferred stock.

The credit for income taxes of $5.4 million for 2004 consists primarily of a non-cash deferred tax asset resulting from an alternative minimum tax carryforward, which allowed for the reduction in the valuation allowance, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill.

Minority interests represent the minority partner’s interest in the operations of Crown Atlantic (43.1% through April 30, 2003, 37.245% from May 1, 2003 through November 4, 2004 and none thereafter), the minority partner’s interest in the operations of Crown Castle GT (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations.

Comparison of Years Ended December 31, 2004 and 2003—Operating Segments

See note 15 to our consolidated financial statements for a tabular presentation of the financial results for our operating segments.

CCUSA. Net revenues for 2004 were $559.4 million, a net increase of $36.1 million, or 6.9%, from 2003. Of the $36.1 million overall increase in net revenues, $43.5 million relates to an increase in site rental revenues, offset by a $7.5 million decrease in network services and other revenues. The $43.5 million increase in site rental revenues for 2004 compared to 2003 reflects (1) new tenant additions (or modifications to existing installations) on our towers, (2) contractual escalations on existing leases with variable escalations, and (3) renewal of certain leases and associated step up in the straight-line rents. This increase represented approximately 81.4% of the consolidated increase in site rental revenues for this same period. In 2004, the rate of new tenant additions on our U.S. towers was approximately 38% greater than the comparable period in 2003. As discussed in the management overview, we believe that site rental revenues may increase as additional tenants are added to, or modifications are made to existing installations on, our tower assets. We expect network services revenues should continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

Adjusted EBITDA for 2004 was $297.2 million, representing a net increase of $42.0 million, or 16.5%, from 2003. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers. More specifically, site rental gross margins increased by $42.1 million, or 14.6%, to $329.8 million, or 66.2% of site rental revenues for 2004 from 63.3% of site rental revenues for 2003. The $42.1 million incremental margin represents 96.8% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for 2004 was $25.8 million, a net increase of $48.0 million from 2003. The increase in operating income is primarily driven by the $42.1 million increase in site rental gross margin, reflecting the relatively fixed nature of the costs to operate our towers.

Net loss for 2004 was $40.5 million, a reduction of $53.5 million from 2003. The reduction in net loss is primarily driven by:

(1)	the $42.1 million increase in site rental gross margin; and

(2)	the benefit for income taxes of $6.0 million for 2004, an improvement of $8.0 million from 2003, which consists primarily of the aforementioned non-cash deferred tax asset resulting from an alternative minimum tax carryforward, which allowed for the reduction in the valuation allowance, partially offset by a non-cash deferred tax liability resulting from a difference between the book and tax basis of CCUSA’s goodwill.

See note 15 to our consolidated financial statements for a reconciliation net income (loss) to Adjusted EBITDA.

CCAL. Total net revenues for 2004 were $44.6 million, a net increase of $10.8 million, or 31.9%, from 2003. Of this increase, $10.0 million relates to growth in site rental revenues, with the remainder related to growth in network services and other revenues. The site rental revenue growth reflects the new tenant additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations. In 2004, the rate of new tenant additions on CCAL’s towers was approximately 67% greater than the comparable period in 2003. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for 2003 and 2004, respectively, related to a fee for the customer contractual committed number of site licenses less the amount actually utilized.

Adjusted EBITDA for 2004 was $14.8 million, a net increase of $3.6 million, or 31.6%, from 2003. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers. Site rental gross margins increased by $6.4 million, or 35.7%, to $24.2 million, or 60.0% of site rental revenues for 2004 from $17.8 million, or 58.7% of site rental revenues for 2003. The $6.4 million incremental margin represents 63.9% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for 2004 improved to $12.4 million, a net decrease of $2.1 million from 2003. The reduction in operating loss is primarily due to the $6.4 million increase in gross margin from site rental revenues offset by the $0.1 million decrease in gross margin from network service revenues, and by a $2.8 million increase in general and administrative expenses as a result of headcount additions.

Net loss for 2004 was $12.3 million, an increase of $0.3 million from 2003. The increase in net loss is primarily driven by the aforementioned factors that resulted in the reduction of the operating loss, combined with a $1.4 million increase in depreciation, amortization and accretion.

The increases and decreases between 2004 and 2003 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

Emerging Businesses. Net revenues for 2004 were $0.2 million. Modeo had no revenues for 2003 and 2004. Crown Castle Solutions had revenues of $0.0 million and $0.2 million for 2003 and 2004, respectively.

The operating loss and net loss of $6.3 million and negative Adjusted EBITDA of $5.8 million for 2004 primarily consists of the (1) operating losses associated with Crown Castle Solutions and, to a lesser extent, (2) operating costs of Modeo.

Corporate Office and Other. General and administrative expenses for 2004 were $23.4 million, a $1.0 million increase from 2003. The increase relates to salary and related benefits increases. Corporate development expenses totaled $1.5 million, a decrease of $4.1 million from 2003. This decrease was primarily attributable to a decrease in salary costs related to corporate activities.

Net income for 2004 was $292.2 million, an improvement of $637.4 million from 2003. The improvement in net income is primarily driven by:

(1)	The $539.0 million income from discontinued operations of CCUK, including the $494.1 million gain on sale of CCUK, recognized in 2004;

(2)	a $51.3 million reduction in interest expense, amortization and deferred financing costs and dividends on preferred stock attributable to purchases and redemptions of our debt securities in 2003 and 2004, partially offset by the issuance of the 4% Convertible Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes in 2003 (see note 7 to our consolidated financial statements for discussion of debt purchases and issuances); partially offset by;

(3)	a $51.8 million reduction in interest and other expense. The 2004 amount was primarily attributable to losses on debt purchases of approximately $63.8 million.

Restructuring Charges and Asset Write-Down Charges

In October 2002, we announced a restructuring of our U.S. business in order to flatten its organizational structure to better align with customer demand and enhance our regional focus to improve customer service. As part of the restructuring, we reduced our U.S. workforce by approximately 230 employees and closed some smaller offices. In connection with this restructuring, we recorded cash charges of approximately $6.1 million. The continued execution of the October 2002 restructuring plan lead to further headcount reductions in the U.S. business during the second quarter of 2003. As a result, we reduced our U.S. workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of our locations. In connection with this restructuring, we recorded cash charges of approximately $2.3 million. As a result of the sale of CCUK, in December 2004 and January 2005 we consolidated certain corporate management functions. In connection with this restructuring, we recorded cash charges of $1.3 million in the fourth quarter of 2004 and $2.0 million in the first quarter of 2005. We also recorded non-cash general and administrative compensation charges for the modification of stock awards for certain executives totaling $2.8 million in the fourth quarter of 2004 and $6.4 million in the first quarter of 2005.

During the year ended December 31, 2003, we abandoned a portion of our construction in process and certain other assets and recorded asset write-down charges of $14.3 million for CCUSA. During the year ended December 31, 2004 and 2005, we recorded asset write-down charges of $7.7 million and $2.4 million, respectively, for CCUSA and $-0- and $0.6 million, respectively, for CCAL.

See note 16 to our consolidated financial statements for additional information regarding restructuring charges and asset write-down charges.

Compensation Charges Related to Stock Awards

On January 1, 2003, we adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date. As a result, we are recognizing non-cash compensation charges for stock options granted in 2003. Such charges will amount to approximately $0.6 million over a five-year period ending in 2008.

During the first quarter of 2003, we granted approximately 5.8 million shares of restricted common stock to our executives and certain employees. These restricted shares had a weighted-average grant-date fair value of $4.15 per share, determined based on the closing market price of our common stock on the grant dates. The restrictions on these shares were to expire in various annual amounts over the vesting period of five years, with provisions for accelerated vesting based on the market performance of our common stock. In connection with these restricted shares, we were to recognize non-cash compensation charges of approximately $24.0 million over the vesting period. On April 27, 2004, the market performance of our common stock reached the third and final target level for accelerated vesting. In 2003 and 2004, non-cash compensation charges totaling a combined $20.5 million were recognized as a result of accelerated vesting.

In March, April and May 2004, we granted approximately 1.3 million shares of restricted common stock to approximately 500 of our employees (including approximately 175 employees of CCUK). These restricted shares had a weighted-average grant-date fair value of $13.99 per share, determined based on the closing market price of our common stock on the grant dates. The restrictions on the shares were to expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of our common stock. In connection with these restricted shares, we were to recognize non-cash compensation charges of approximately $18.8 million over the vesting period (inclusive of amounts related to former CCUK employees). On

September 16, 2005, the market performance of our common stock reached the third and final target level for accelerated vesting. In 2004 and 2005, non-cash compensation charges totaling a combined $7.4 million were recognized as a result of accelerated vesting.

In February 2005, we granted 317,005 shares of restricted common stock to certain of our executives. The restrictions on the shares were to expire in various amounts over the vesting period of four years if the market performance of our common stock reached certain levels, with additional provisions for accelerated vesting based on the market performance of our common stock. In connection with these restricted shares, we were to recognize non-cash compensation charges of approximately $6.4 million over the vesting period. On November 29, 2005, the market performance of our common stock reached the third and final target level for accelerated vesting. In 2005, non-cash compensation charges totaling a combined $5.5 million were recognized as a result of accelerated vesting.

In February, March and April 2005, we granted a total of 376,901 shares of restricted common stock to certain of our non-executive employees. These restricted shares had a weighted average grant-date fair value of $16.16 per share, determined based on the closing market price of the common stock on the grant dates. The restrictions on the shares were to expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the common stock. In connection with these restricted shares, we were to recognize non-cash compensation charges of approximately $6.1 million over the vesting period. On November 29, 2005, the market performance of our common stock reached the third and final target level for accelerated vesting. In 2005, non-cash compensation charges totaling a combined $4.8 million were recognized as a result of accelerated vesting.

A summary of accelerated vesting charges recorded in continuing operations, by year, for the restricted common stock issued in years 2003, 2004, and 2005 is as follows:

Grant Year	Grant Recipients	Early Vesting Date	Accelerated Vesting Charge for the Year Ended,
			2003	2004	2005	Total
			(In thousands of dollars)
2003	Executives and non-executive employees	April 29, 2003	$7,317	$—	$—	$7,317
		July 30, 2003	7,825	—	—	7,825
		April 27, 2004	—	5,378	—	5,378

			$15,142	$5,378	$—	$20,520

2004	Executives and non-executive employees	October 27, 2004	$—	$2,495	$—	$2,495
		July 19, 2005	—	—	1,957	1,957
		September 16, 2005	—	—	2.993	2,993

			$—	$2,495	$4,950	$7,445

2005	Executives	July 19, 2005	$—	$—	$1,570	$1,570
		August 30, 2005	—	—	1,962	1,962
		November 29, 2005	—	—	1,943	1,943

			$—	$—	$5,475	$5,475

2005	Non-executive employees	July 19, 2005	$—	$—	$1,312	$1,312
		August 30, 2005	—	—	1,874	1,874
		November 29, 2005	—	—	1,603	1,603

			$—	$—	$4,789	$4,789

	Total Accelerated Vesting Charge		$15,142	$7,873	$15,214	$38,229

See also note 11 to our consolidated financial statements for further discussion of these and other stock-based compensation awards.

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that we believe provide the greatest risk-adjusted returns given current market conditions. As such, we may continue to:

(1)	acquire sites, extend leaseholds on existing sites, acquire land on which our towers are located, build new towers and make improvements to existing towers,

(2)	make investments in emerging businesses that are complementary to our core site leasing business when the expected returns from such investments meet our investment return criteria; and

(3)	utilize a portion of our available cash balances and debt capacity to purchase our own stock (either common or preferred) or debt securities from time to time as market prices make such investments attractive.

Our goal is to maximize net cash from operating activities and fund all non-discretionary capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our cash. However, due to risk factors, including those set forth herein and in “Risk Factors”, there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, in addition to improving operating results, we have lowered interest rates on debt through attractive refinancing opportunities. We may also incur additional indebtedness on a discretionary basis to fund discretionary investments.

Our business strategy contemplates discretionary investments in connection with the further improvement and selective expansion of our existing tower portfolios. During 2006, we expect that the majority of our discretionary investments will occur in connection with strategic tower acquisitions, the addition of new tenants on our existing sites, purchases of land under our towers, selected new tower builds and investments in adjacent businesses, including the emerging businesses and the repurchases of common stock.

We issued $1.9 billion in Tower Revenue Notes through certain of our subsidiaries during June 2005. The notes are rated investment grade, have a weighted average interest rate of 4.89% and are secured by the personal property, license agreements, revenues and/or distributions related to our towers located in the U.S. as of June 2005. Periodically, beginning in 2006, we contemplate issuing additional notes under a similar structure to the existing Tower Revenue Notes, in order to leverage anticipated growth in our site rental business. The proceeds from issuances of additional notes would be available for general corporate purposes.

Liquidity Position. As of December 31, 2005, we had consolidated cash and cash equivalents of $65.4 million (exclusive of restricted cash of $95.8 million), consolidated long term and short term debt of $2,270.7 million, consolidated redeemable preferred stock of $311.9 million and consolidated stockholders equity of $1,178.4 million. We also had $30.0 million of availability under our 2005 Credit Facility.

Common Stock and Convertible Purchases. During 2005, we purchased 16.0 million shares of common stock, exclusive of shares of common stock purchased from the dividend paying agent following the issuance of the Convertible Preferred Stock dividend, at an average price of $19.44, utilizing $310.1 million in cash to affect these purchases. These purchases of common stock in 2005, combined with purchases of additional 4% Convertible Senior Notes and all of the 8 1/4% Convertible Preferred Stock during 2005, reduced outstanding shares of common stock as of December 31, 2004 by 16.0 million, or 7.1%, and potential future outstanding shares as of December 31, 2004 by an additional 18.3 million. Consistent with our strategy, we may elect to make similar purchases of common stock and convertible instruments in the future.

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows) is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$85,324	$118,322	$204,496

The net cash provided by operating activities for 2005 increased by $86.2 million from 2004 due primarily to growth in our core site leasing, a decrease in cash interest paid and a decrease in trade receivables. Changes in working capital, and particularly changes in accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of interest payments on our various notes issues.

Investing Activities

Capital Expenditures. Our capital expenditures can be separated into two general categories:

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

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows) is as follows:

	Year Ended December 31,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2004	2005	2004	2005	2004	2005
	(In thousands of dollars)
CCUSA	$8,225	$11,821	$29,455	$33,976	$37,680	$45,797
CCAL	1,184	1,877	1,498	753	2,682	2,630
Emerging Businesses	331	102	2,170	16,104	2,501	16,206
Corporate Office and Other	55	45	—	—	55	45

Consolidated	$9,795	$13,845	$33,123	$50,833	$42,918	$64,678

For 2005, total capital expenditures increased $21.8 million, or 50.7% from 2004. The 2005 sustaining capital expenditures are consistent with our expectations for the on-going maintenance activities on our sites. The increase in revenue generating capital expenditures is primarily driven by:

(1)	the installation of distributed antenna systems by Crown Castle Solutions (totaling approximately $8.0 million), including systems at Disneyland and Hilton Head Island; and

(2)	expenditures by Modeo related to the planned build of a dedicated digital network for broadcasting live television to mobile devices (totaling approximately $8.1 million).

Our decisions regarding the construction of new towers and distributed antenna systems are discretionary and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Other Investments. In July 2005, we invested an additional $55.0 million in FiberTower. FiberTower raised a total of $150.0 million, inclusive of our investment of $55.0 million, through a private equity offering. In August 2005, we acquired 467 towers from an affiliate of Trintel for approximately $145.0 million in cash. We believe the acquisition of the towers from Trintel is consistent with our mission, which is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The expansion into major markets, such as Detroit and Dallas, resulting from this acquisition, further positions us to accomplish this mission. We also believe acquiring these towers from Trintel is consistent with our strategy of increasing recurring revenue and cash flow.

Financing Activities

For 2003, 2004 and 2005, our net cash provided by (used for) financing activities was $71.1 million, $(1.7) billion and $(445.2) million, respectively. These amounts for 2004 and 2005 are largely due to financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure as discussed herein, as we continue to invest in opportunities we believe will drive long-term shareholder value. The following is a summary of the significant financing transactions we completed in 2005:

Issuance of Debt. On June 8, 2005, we issued Tower Revenue Notes in the amount of $1.9 billion in a private transaction. The notes are rated investment grade and are secured by our assignable U.S. personal property, license agreements, revenues and/or distributions related to our towers as of June 2005 located in the U.S. The notes are fixed rate obligations of ours, with interest rates ranging from 4.643% to 5.612%. The weighted average interest rate on the debt is 4.890%. The proceeds from the sale of the notes net of certain fees and expenses of issuance of the $1.9 billion Tower Revenue Notes were used to (1) purchase the tendered 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes; (2) redeem the 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes, 11 1/4% Discount Notes; and (3) repay our previously outstanding Crown Atlantic Credit Facility. In addition, on June 8, 2005, proceeds of $48.9 million were used to fund certain reserve accounts, in accordance with the indenture governing the notes, for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the towers, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. The balance was made available for general corporate purposes.

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

$1,900,000

On August 1, 2005, we entered into a credit agreement with a syndicate of banks on a $275.0 million revolving credit facility (“2005 Credit Facility”). We utilized $145.0 million of borrowings under the 2005 Credit Facility to fund the Trintel tower acquisition. On November 2, 2005, we borrowed an additional $55.0 million for general corporate purposes. On December 1, 2005, we amended the credit facility from $275.0 million to $325.0 million, borrowed an additional $95.0 million, which was used to partially fund the redemption of preferred stock and accrued dividends (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Preferred Stock Purchases and Dividends”), and extended the maturity to November 28, 2006. Additional borrowings under the 2005 Credit Facility may be used for capital expenditures and acquisitions, subject to certain conditions.

Interest Rate Swaps. On May 18, 2005, we entered into a five-year forward starting interest rate swap agreement with a notional amount of $1.9 billion to fix our interest cash outflows, in contemplation of the $1.9 billion aggregate principal amount of Tower Revenue Notes that were issued on June 8, 2005, at 4.295% plus the applicable credit spread. The terms of the interest rate swap call for us to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 4.295%. On May 27, 2005, the effective date of the interest rate swap, the interest rate swap was terminated resulting in a $5.7 million settlement payment by us. The settlement payment will be amortized into interest expense on a straight-line basis through 2010, the anticipated repayment date on the $1.9 billion aggregate principal amount of Tower Revenue Notes. The amortization of the settlement payment into interest expense increases the effective interest rate paid by us on the notes by approximately 0.06%.

On December 15, 2005, we entered into two five-year forward starting interest rate swap agreements with notional amounts of $175.0 million and $75.0 million, respectively, to fix our interest cash outflows, in contemplation of refinancing the credit facility in June 2006. The terms of the interest rate swaps call for us to receive interest at a variable rate equal to LIBOR and to pay interest at fixed rates of 4.935% and 4.95% on the notional amounts of $175.0 million and $75.0 million, respectively. The interest rate swaps will effectively change the interest rate on the refinanced borrowings expected to occur in June 2006 from a floating rate based on LIBOR to a weighted average rate of 4.9395% plus the applicable margin. On January 27, 2006, we terminated these interest rate swaps and entered into two new interest rate swaps with similar terms to fix our interest cash outflows, in contemplation of refinancing the credit facility in June 2006. No settlement payment was required to terminate the interest rate swaps.

On March 1, 2006, we entered into three five-year forward starting interest rate swap agreements with a combined notional amount of $1.9 billion to fix its interest cash outflows, in contemplation of the expected June 2010 refinancing of the $1.9 billion Tower Revenue Notes issued in June 2005. The terms of the interest rate swaps call for us to receive interest at a variable rate equal to LIBOR and to pay interest at a weighted average fixed rate of 5.111% plus the applicable margin. The interest rate swaps will effectively change the interest rate on the refinanced borrowings expected to occur in June 2010 from a floating rate based on LIBOR to 5.111% plus the applicable margin.

We have used, and will continue to use when we deem prudent, interest rate swap agreements to manage and reduce interest rate risk to us.

Purchases of Debt. Our purchases of the debt securities in 2005, including purchases pursuant to the tender offers and redemptions, resulted in losses of $283.8 million for 2005. Such losses are included in interest and other income (expense) on our consolidated statement of operations and comprehensive income (loss). Such purchases were as follows:

	Principal Amount and Carrying Value	Cash Paid	Losses on Purchase
		Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2005
	(In thousands of dollars)
4% Convertible Senior Notes due 2010	$118,052	$217,127	$102,070
10 3/8% Senior Discount Notes due 2011	11,341	11,733	504
9% Senior Notes due 2011	26,133	26,917	1,214
11 1/4% Senior Discount Notes due 2011	10,700	11,302	676
9 1/2% Senior Notes due 2011	4,753	4,979	283
10 3/4% Senior Notes due 2011	418,304	445,166	35,037
9 3/8% Senior Notes due 2011	405,523	448,018	47,872
7.5% Senior Notes due 2013	299,944	341,464	47,598
7.5% Series B Senior Notes due 2013	299,962	341,517	48,543

	$1,594,712	$1,848,223	$283,797

See note 7 to our consolidated financial statements for additional information regarding purchases of debt.

Purchases of Common Stock. During 2004 and 2005, we purchased 3.4 million and 16.0 million shares of common stock, respectively, exclusive of shares of common stock purchased from the dividend paying agent following the issuance of the Convertible Preferred Stock dividend. We utilized $47.1 million and $310.1 million in cash, respectively, to effect these purchases. We may choose to continue purchases of common stock in the future.

Preferred Stock Purchases and Dividends. On November 30, 2005, we exercised our redemption right for the 8 1/4% Convertible Preferred Stock. On December 16, 2005, we redeemed $200.0 million face value of our 8 1/4% Convertible Preferred Stock for $204.1 million in cash, including accrued interest of $4.1 million. The redemption resulted in losses of $12.0 million for the three months ended December 31, 2005, consisting of the write-off of deferred financing costs included in additional paid-in capital ($9.4 million), and the excess of the total purchase price over the carrying value of the redeemed convertible preferred stock ($2.6 million). The redemption eliminated the potential future conversion of the 8 1/4% preferred stock into 7,442,000 shares of common stock. Prior to the redemption in December 2005, we had the option to pay the dividends on our 8 1/4% preferred stock in cash or shares of common stock (see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

We also have the option to pay dividends on our 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined) (see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). We are required to redeem all outstanding shares of our 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, we generally have the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8.6 million shares of common stock at 120% of the conversion price or $44.25.

Financing Restrictions. Our credit facilities require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, undertake transactions with affiliates or related persons, dispose of towers, or make distributions of property, securities, or equity, or make distributions of cash if certain covenants are breached. See “Financial Statements and Supplementary Data”, note 8 for discussion of debt covenants.

Restricted Cash. Pursuant to the indenture agreement governing the $1.9 billion Tower Revenue Notes, all rental cash receipts of the issuers of the Tower Revenue Notes and their subsidiaries are restricted and held by the indenture trustee (“Indenture Trustee”) each month. The monies in excess of required reserve balances are subsequently released to us on the 15th calendar day following month end. On January 15, 2006, $34.3 million was released to us by the Indenture Trustee.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2005:

	Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Totals
	(In thousands of dollars)
Long-term debt (a)	$295,000	$—	$—	$—	$1,963,964	$11,722	$2,270,686
Interest payments on long-term debt (a) (b)	114,763	95,834	95,834	95,834	48,855	730	451,850
Capital lease obligations	836	569	361	92	—	—	1,858
Operating lease obligations (c)	112,928	114,344	115,121	115,678	116,762	1,434,432	2,009,265
Redeemable preferred stock (d)	—	—	—	—	—	318,050	318,050
Asset retirement obligations (e)	—	—	—	—	—	16,742	16,742

	$523,527	$210,747	$211,316	$211,604	$2,129,581	$1,781,676	$5,068,451

(a)	Tower Revenue Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date in June of 2010. See note 7 to our consolidated financial statements.
(b)	Interest payments on floating rate debt are estimated based on rates in effect during the first quarter of 2006. See note 7 to our consolidated financial statements.
(c)	Amounts relate primarily to ground lease obligations for our tower sites, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights.
(d)	Amounts are exclusive of preferred stock dividends, which may be paid in cash or shares of common stock. See note 10 to our consolidated financial statements.
(e)	Amounts represent the liability at December 31, 2005 for asset retirement obligations related to certain tower site land leases. See note 1 to our consolidated financial statements.

The remaining terms to expiration (including renewal terms at our option) of the ground leases, subleases, or licenses for the U.S. sites which we do not own and on which our towers are located, are as follows:

Remaining Term, In Years, as of December 31, 2005	Number of Sites	Percent of Total U.S. Sites
15+ years	6,134	56%
14 – 15 years	930	8%
12 – 13 years	567	5%
10 – 11 years	476	4%
8 – 9 years	400	4%
6 – 7 years	228	2%
4 – 5 years	206	2%
2 – 3 years	118	1%
0 – 1 year	75	1%

	9,134	83%

In 2004, we began a program through which we seek to (1) renegotiate and extend the terms of the ground leases, subleases and licenses relating to the sites on which our U.S. towers are located or (2) purchase the land on which such towers reside. For the year ended December 31, 2005, (1) term extensions of ground leases, subleases or licenses relating to 828 sites have been renegotiated or are pending final closing, with a weighted average extension of approximately 30 years and (2) 147 sites on which our towers reside have been purchased or are pending final closing. See “Risk Factors—We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases”.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $7.8 million and expire on various dates through May of 2007.

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

As a holding company, Crown Castle International Corp. (“CCIC”) will require distributions or dividends from our subsidiaries, or will be forced to use our remaining cash balances, to fund the holding company’s debt obligations (including the 4% Convertible Senior Notes and the guarantee of the 2000 Credit Facility entered into in July 2005, after consideration of the July redemptions), including interest payments on the notes. The terms of the current indebtedness of our subsidiaries allow the ability to distribute cash to CCIC unless they experience a deterioration of financial performance. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions pursuant to our current or future indebtedness. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See “Risk Factors”.

Accounting and Reporting Matters

Related Party Transactions

For the years ended December 31, 2003 and 2004, we had revenues from Verizon Wireless of $128.1 million (as restated) and $131.7 million (as restated), respectively. Verizon Wireless was a majority owned subsidiary of Verizon, our former partner in Crown Atlantic and Crown Castle GT. On November 4, 2004, we entered into an agreement with a subsidiary of Verizon to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic.

See also note 13 to our consolidated financial statements.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition. Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement with terms generally ranging from five to 10 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods. For 2003, 2004 and 2005, the non-cash portion of our site rental revenues amounted to approximately $21.3 million (as restated), $19.2 million (as restated) and $16.1 million, respectively (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-Cash Site Rental Margin”).

Network services revenues generally represent installation of antennas, lines and construction services for co-locations on our towers, and are generally recognized under a method which approximates the completed contract method. Under the completed contract method, revenues and costs for a particular project are recognized in total at the completion date. When using the completed contract method of accounting for network services revenues, we must accurately determine the completion date for the project in order to record the revenues and costs in the proper period. For antenna installations, we consider the project complete when the customer can begin transmitting its signal through the antenna. We must also be able to estimate losses on uncompleted contracts; as such losses must be recognized as soon as they are known. The completed contract method is used for projects that require relatively short periods of time to complete (generally less than one year), such as our network services agreements and contracts. We do not believe that our use of the completed contract method for network services projects produces financial position and operating results that differ substantially from the percentage-of-completion method.

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

Allowance for Doubtful Accounts Receivable. As part of our normal accounting procedures, we must evaluate our outstanding accounts receivable to estimate whether they will be collected. This is a subjective process that involves making judgments about our customers’ ability and willingness to pay these accounts. An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that we believe will be collected. In estimating the appropriate balance for this allowance, we consider (1) specific reserves for accounts we believe may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of our accounts. Additions to the allowance for doubtful accounts are charged to costs of operations, and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. If our estimate of uncollectible accounts should prove to be inaccurate at some future date, the results of operations for the period could be materially affected by any necessary correction to the allowance for doubtful accounts.

Valuation of Long-Lived Assets. We review the carrying values of property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results or (3) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

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

During the fourth quarter of 2005, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. Future declines in our site leasing business could result in an impairment of goodwill in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

Deferred Income Taxes. We record deferred income tax assets and liabilities on our balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

The change in our net deferred income tax balances during a period results in a deferred income tax provision or benefit in our statement of operations and comprehensive income (loss). If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. See note 8 to our consolidated financial statements.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. We will adopt the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. In October and November 2005 and February 2006, the FASB released Financial Staff Position FSP 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No 123(R), FSP 123 (R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards and FSP 123 (R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The FSP’s clarify certain accounting provisions set forth in SFAS 123(R). We expect that the adoption of SFAS 123(R) and the FSP’s will increase our non-cash compensation charges by approximately $0.5 million for the year ending December 31, 2006.

In March 2005, the SEC staff issued guidance on SFAS 123(R) (FAS 123(R)), Share-Based Payment. Staff Accounting Bulletin No. 107 (“SAB 107”), was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123(R). However, we reclassified non-cash compensation charges to the same line items within the consolidated statement of operations and comprehensive income (loss) as cash compensation paid to employees, in accordance with the provisions of SAB 107. The amount of each line item that is attributable to non-cash compensation charges is provided parenthetically on the face of the consolidated statement of operations and comprehensive income (loss).

In March 2005, the FASB issued FIN 47, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $14.0 million for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4.9 million, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9.0 million. At December 31, 2004 and 2005, liabilities for contingent retirement obligations amounted to $1.7 million and $16.7 million, respectively.

See note 1 to our consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2005 and 2004—Operating Segments”. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is the primary measure of profit and loss used by management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

•	although specific definitions may vary, it is widely used in the wireless tower industry to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization, and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including preparation of our annual operating budget; and

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in foreign currency exchange rates and interest rates which may adversely affect our results of operations and financial position. In attempting to minimize the risks and/or costs associated with such activities, we seek to manage exposure to changes in interest rates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate Swaps”) and foreign currency exchange rates where economically prudent to do so.

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of December 31, 2005, we had $295.0 million of floating rate indebtedness, or approximately 13.0% of total long-term debt. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $3.0 million.

The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations. The average monthly exchange rate used to translate the 2004 financial statements for CCAL fluctuated between a low of 0.6937 and a high of 0.7770. The average monthly exchange rate used to translate the 2005 financial statements for CCAL fluctuated between a low of 0.7353 and a high of 0.7848.

Item 8. Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2003 and 2004 consolidated financial statements.

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

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Pittsburgh, Pennsylvania

March 22, 2006

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2004	2005
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$566,707	$65,408
Receivables:
Trade, net of allowance for doubtful accounts of $6,577 and $2,968, respectively	16,369	13,054
Other	11,997	3,776
Deferred site rental receivable	6,395	9,307
Prepaid expenses and other current assets	33,552	37,811
Restricted cash (note 1)	—	91,939
Assets of discontinued operations (notes 1 and 3)	3,693	—

Total current assets	638,713	221,295
Restricted cash (note 1)	—	3,814
Property and equipment, net	3,375,022	3,294,333
Goodwill	332,493	340,412
Deferred site rental receivable	82,342	87,392
Deferred financing costs and other assets, net of accumulated amortization of $35,961 and $31,261, respectively	145,997	184,071

	$4,574,567	$4,131,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,168	$12,230
Accrued interest	43,308	8,281
Accrued compensation and related benefits	15,445	16,231
Deferred rental revenues and other accrued liabilities	116,326	132,472
Liabilities of discontinued operations (notes 1 and 3)	568	—
Long-term debt, current maturities	97,250	295,000

Total current liabilities	285,065	464,214
Long-term debt, less current maturities	1,753,148	1,975,686
Deferred ground lease payable	102,502	118,747
Other liabilities	44,302	55,559

Total liabilities	2,185,017	2,614,206

Commitments and contingencies (note 14)
Minority interests	32,016	26,792
Redeemable preferred stock	508,040	311,943
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued: December 31, 2004—224,064,124 and December 31, 2005—214,188,524	2,241	2,142
Additional paid-in capital	3,386,748	3,173,709
Accumulated other comprehensive income (loss)	55,921	41,937
Unearned stock compensation	(8,395)	(1,498)
Accumulated deficit	(1,587,021)	(2,037,914)

Total stockholders’ equity	1,849,494	1,178,376

	$4,574,567	$4,131,317

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
Net revenues:
Site rental	$484,841	$538,309	$597,125
Network services and other	72,316	65,893	79,634

Operating expenses:	557,157	604,202	676,759
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental (including non-cash compensation charges of $279, $553 and $715)	179,305	184,273	197,355
Network services and other (including non-cash compensation charges of $142, $280 and $349)	46,888	46,752	54,630
General and administrative (including non-cash compensation charges of $13,565, $12,255 and $18,883)	95,155	97,665	105,763
Corporate development	5,564	1,455	3,896
Restructuring charges (including non-cash compensation charges of $-0-, $2,859 and $6,424)	1,291	3,729	8,477
Asset write-down charges	14,317	7,652	2,925
Depreciation, amortization and accretion	281,028	284,991	281,118

Operating income (loss)	(66,391)	(22,315)	22,595
Other income (expense):
Interest and other income (expense)	(131,792)	(78,264)	(282,443)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(258,834)	(206,770)	(133,806)

Loss from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(457,017)	(307,349)	(393,654)
Benefit (provision) for income taxes	(2,465)	5,370	(3,225)
Minority interests	3,992	398	3,525

Loss from continuing operations before cumulative effect of change in accounting principle	(455,490)	(301,581)	(393,354)
Discontinued operations (notes 1 and 3):
Income (loss) from discontinued operations, net of tax (including non-cash compensation charges of $6,668, $2,705 and $-0-)	4,430	40,578	(1,953)
Net gain (loss) on disposal of discontinued operations, net of tax (including non-cash compensation charges of $-0-, $8,617 and $-0-)	—	494,110	2,801

Income (loss) from discontinued operations, net of tax	4,430	534,688	848

Income (loss) before cumulative effect of change in accounting principle	(451,060)	233,107	(392,506)
Cumulative effect of change in accounting principle for asset retirement obligations	(551)	—	(9,031)

Net income (loss)	(451,611)	233,107	(401,537)
Dividends on preferred stock, net of losses on purchases of preferred stock	(55,897)	(38,618)	(49,356)

Net income (loss) after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$(507,508)	$194,489	$(450,893)

Net income (loss)	$(451,611)	$233,107	$(401,537)
Other comprehensive income (loss):
Foreign currency translation adjustments	205,702	25,540	(9,922)
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	—	(232,893)	—
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(1,308)	75	(5,705)
Amounts reclassified into results of operations	6,874	3,179	1,643
Minimum pension liability adjustment	(1,888)	11,513	—

Comprehensive income (loss)	$(242,231)	$40,521	$(415,521)

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(2.35)	$(1.54)	$(2.03)
Income (loss) from discontinued operations	0.02	2.42	—
Cumulative effect of change in accounting principle	(0.01)	—	(0.04)

Net income (loss)	$(2.34)	$0.88	$(2.07)

Weighted average common shares outstanding – basic and diluted (in thousands)	216,947	221,693	217,759

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(451,611)	$233,107	$(401,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	281,028	284,991	281,118
Losses on purchases and redemptions of long-term debt	87,112	77,659	283,797
Non-cash compensation charges	13,986	15,947	26,371
Amortization of deferred financing costs, discounts on long-term debt and dividends on preferred stock	72,159	9,512	6,174
Asset write-down charges	14,317	7,652	2,925
Equity in losses and write-downs of unconsolidated affiliates	1,817	5,945	4,674
(Income) loss from discontinued operations	(4,430)	(534,688)	(848)
Minority interests and loss on issuance of interest in joint venture	7,122	(398)	(3,525)
Losses on purchases and redemption of preferred stock	32,293	—	—
Cumulative effect of change in accounting principle	551	—	9,031
Interest rate swap termination payment	—	—	655
Amortization of interest rate swap payment	—	—	572
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	3,755	(5,755)	(35,027)
Increase (decrease) in accounts payable	(7,775)	2,386	149
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	12,889	10,181	33,767
Decrease (increase) in receivables	30,757	20,557	11,221
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable and other assets	(8,646)	(8,774)	(15,021)

Net cash provided by (used for) operating activities	85,324	118,322	204,496

Cash flows from investing activities:
Maturities of investments	877,260	517,500	—
Purchases of investments	(725,163)	(490,900)	—
Proceeds from investments and disposition of property and equipment	13,520	3,237	2,827
Acquisitions of assets and minority interests in joint ventures	(5,873)	(295,000)	(147,255)
Capital expenditures	(27,355)	(42,918)	(64,678)
Investments in unconsolidated affiliates and other	(13,308)	(11,119)	(55,034)

Net cash provided by (used for) investing activities	119,081	(319,200)	(264,140)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,532,000	—	1,900,000
Proceeds from issuance of capital stock	7,992	32,094	59,054
Principal payments on long-term debt	(112,250)	(1,289,750)	—
Purchases and redemptions of long-term debt	(928,388)	(353,958)	(1,848,222)
Purchases of capital stock	(52,409)	(59,364)	(314,889)
Purchases and redemption of preferred stock	(291,325)	—	(200,000)
Borrowings under revolving credit agreements	—	—	295,000
Payments under revolving credit agreements	(55,000)	(15,000)	(180,000)
Incurrence of financing costs	(29,534)	(444)	(32,405)
Initial funding of restricted cash	—	—	(48,873)
Net (increase) decrease in restricted cash	—	—	(46,880)
Interest rate swap payments	—	—	(6,381)
Dividends on preferred stock	—	—	(21,624)

Net cash provided by (used for) financing activities	71,086	(1,686,422)	(445,220)

Effect of exchange rate changes on cash	4,964	1,178	(408)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	$174,714	$8,803	$3,604
Net cash provided by (used for) investing activities	(91,557)	2,002,366	(73)
Net cash provided by (used for) financing activities	(384,748)	—	—
Effect of exchange rate changes on cash	3,790	6,274	—
Net increase (decrease) in cash and cash equivalents	87,093	25,802	442

Net cash provided by (used for) discontinued operations (notes 1 and 3)	(210,708)	2,043,245	3,973

Net increase (decrease) in cash and cash equivalents	69,747	157,123	(501,299)
Cash and cash equivalents at beginning of year	339,837	409,584	566,707

Cash and cash equivalents at end of year	$409,584	$566,707	$65,408

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Unearned Stock Compensation	Accumulated Deficit	Total
				Foreign Currency Translation Adjustments	Derivative Instruments	Minimum Pension Liability Adjustment
	Shares	($.01 Par)
Balance, January 1, 2003, as previously reported	215,983,294	$2,160	$3,318,830	$57,312	$(9,911)	$(8,417)	$—	$(1,285,682)	$2,074,292
Cumulative effect of restatement	—	—	—	143	—	—	—	11,680	11,823

Balance, January 1, 2003, as restated	215,983,294	2,160	3,318,830	57,455	(9,911)	(8,417)	—	(1,274,002)	2,086,115
Issuances of capital stock, net of forfeitures	7,365,611	74	31,889	—	—	—	(23,972)	—	7,991
Purchases and retirement of capital stock	(8,034,053)	(80)	(52,515)	—	—	—	—	—	(52,595)
Non-cash compensation charges	—	—	1,512	—	—	—	15,850	—	17,362
Foreign currency translation adjustments	—	—	—	206,789	—	(1,087)	—	—	205,702
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(1,308)	—	—	—	(1,308)
Amounts reclassified into results of operations	—	—	—	—	6,874	—	—	—	6,874
Minimum pension liability adjustment	—	—	—	—	—	(1,888)	—	—	(1,888)
Dividends on preferred stock	5,443,469	54	37,301	—	—	—	—	(54,294)	(16,939)
Losses on purchases of preferred stock	—	—	12,442	—	—	—	—	(1,603)	10,839
Net loss, as restated	—	—	—	—	—	—	—	(451,611)	(451,611)

Balance, December 31, 2003, as restated	220,758,321	2,208	3,349,459	264,244	(4,345)	(11,392)	(8,122)	(1,781,510)	1,810,542
Issuances of capital stock, net of forfeitures	4,919,208	49	50,416	—	—	—	(18,465)	—	32,000
Purchases and retirement of capital stock	(4,251,766)	(42)	(59,322)	—	—	—	—	—	(59,364)
Non-cash compensation charges	—	—	3,308	—	—	—	15,209	—	18,517
Foreign currency translation adjustments	—	—	—	25,661	—	(121)	—	—	25,540
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	75	—	—	—	75
Amounts reclassified into results of operations	—	—	—	—	3,179	—	—	—	3,179
Dividends on preferred stock	2,638,361	26	37,253	—	—	—	—	(38,618)	(1,339)
Amounts included in net gain on disposal of CCUK	—	—	5,634	(232,893)	—	11,513	2,983	—	(212,763)
Net income, as restated	—	—	—	—	—	—	—	233,107	233,107

Balance, December 31, 2004, as restated	224,064,124	2,241	3,386,748	57,012	(1,091)	—	(8,395)	(1,587,021)	1,849,494
Issuances of capital stock, net of forfeitures	5,441,626	54	70,950	—	—	—	(12,450)	—	58,554
Purchases and retirement of capital stock	(16,193,964)	(162)	(314,727)	—	—	—	—	—	(314,889)
Non-cash compensation charges	—	—	6,973	—	—	—	19,347	—	26,320
Foreign currency translation adjustments	—	—	—	(9,922)	—	—	—	—	(9,922)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(5,705)	—	—	—	(5,705)
Amounts reclassified into results of operations	—	—	—	—	1,643	—	—	—	1,643
Dividends on preferred stock	876,738	9	14,363	—	—	—	—	(37,354)	(22,982)
Losses on purchases of preferred stock	—	—	9,402	—	—	—	—	(12,002)	(2,600)
Net loss	—	—	—	—	—	—	—	(401,537)	(401,537)

Balance, December 31, 2005	214,188,524	$2,142	$3,173,709	$47,090	$(5,153)	$—	$(1,498)	$(2,037,914)	$1,178,376

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

The Company owns, operates and manages wireless communications sites. The Company’s primary business is the leasing of antenna space to wireless communication companies under long-term contracts. The Company also provides complementary services to its customers, including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. The Company’s communications sites are located throughout the United States and Puerto Rico (collectively, “U.S.”), and in Australia.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations for all periods presented. On August 31, 2004, the Company completed the sale of CCUK (see note 3).

In January 2005, the Company adopted a plan to exit the business of OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. OpenCell was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations (see note 3).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effects of Restatement

The consolidated financial statements as presented for the years ended December 31, 2003 and 2004 have been restated to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. On February 7, 2005, the Securities and Exchange Commission (“SEC”) issued a public letter to the American Institute of Certified Public Accountants to clarify the interpretation of existing accounting literature applicable to certain leases and leasehold improvements. As a result, the Company adjusted its method of accounting for tenant leases, ground leases and depreciation, and restated its consolidated financial statements for the years ended December 31, 2002 and 2003, and its interim financial statements for the four quarters of 2003 and the first three quarters of 2004 to reflect corrections in the proper periods. Subsequent to this restatement, as part of the Company’s 2005 control procedures, the Company engaged in a lease by lease review of the leases that generated the non-cash adjustments attributable to increases in site rental revenues, ground lease expense and depreciation expense. The Company completed this review in the first quarter of 2006 and determined that the required adjustments, as a result of this review, would be material to the results of the fourth quarter of 2005 if recorded as a single adjustment in the fourth quarter of 2005. Therefore, the Company determined that the errors are most appropriately corrected through the restatement of previously issued financial statements for the years ended December 31, 2003 and 2004, for each of the quarters of 2004 and for the first three quarters of 2005 to reflect these non-cash adjustments in the proper periods. As such, the Company restated the consolidated financial statements for the years ended December 31, 2003 and 2004. In addition to restating the consolidated financial statements for the years ended December 31, 2003 and 2004, the Company has also restated its interim financial statements for the four quarters of 2004 and the first three quarters of 2005 to reflect these corrections in the proper periods (see Note 18). The required adjustments are not material to any prior year or quarter.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The corrections to the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004, each of the quarters of 2004 and the first three quarters of 2005, consist of non-cash adjustments primarily attributable to decreases in site rental revenues, ground lease expense (included in site rental costs of operations) and depreciation expense (included in deprecation, amortization and accretion expense). Since the adjustments affected results of operations at Crown Castle Australia Holdings Pty Ltd. (“CCAL”) and the Company’s two joint ventures (“Crown Atlantic” and “Crown Castle GT”) with Verizon Communications (“Verizon”), they also resulted in changes to minority interests and the purchase price allocation for the acquisition of a minority interest in 2003 and 2004 (see note 2). The cumulative effects of these adjustments on the Company’s consolidated statements of operations from inception through September 30, 2005 are as follows: a decrease in site rental revenues of $652,000; a decrease in site rental costs of operations of $12,057,000; a decrease in depreciation expense of $12,030,000; a decrease in operating losses of $23,435,000; a decrease in other expense (attributable to the gain on the issuance of an interest in Crown Atlantic) of $126,000; a decrease in minority interests of $3,706,000; and a decrease in net losses of $19,855,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets.

In addition, incremental non-cash compensation expense (included in general and administrative expenses) totaling $883,000 was charged to results of operations in 2005. Such corrections were made to reflect the performance requirements in certain performance-based awards.

In addition, non-cash compensation expense ($1,497,000) previously charged to results of operations during 2005 related to restricted stock awards issued to the Company’s former CCUK employees was charged to the net gain on disposal of CCUK in 2004 (see note 3). Such corrections were made to reflect changes in the vesting requirements for the former CCUK employees’ awards.

The adjustments to amounts previously presented in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2003 and 2004 are summarized as follows:

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present OpenCell as Discontinued Operations	Adjustments to Present Non-Cash Compensation in Accordance with SAB 107	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
2003:
Site rental revenues	$482,747	$2,094	$484,841	$—	$—	$484,841
Site rental costs of operations	179,549	(523)	179,026	—	279	179,305
Network service cost of operations	46,746	—	46,746	—	142	46,888
General and administrative	87,061	—	87,061	(5,471)	13,565	95,155
Non-cash compensation charges	13,986	—	13,986	—	(13,986)	—
Depreciation, amortization and accretion expense	281,980	(552)	281,428	(400)	—	281,028
Operating income (loss)	(75,431)	3,169	(72,262)	5,871	—	(66,391)
Interest and other income (expense)	(132,075)	126	(131,949)	157	—	(131,792)
Minority interests	4,036	(44)	3,992	—	—	3,992
Net income (loss)	(454,862)	3,251	(451,611)	—	—	(451,611)
Net income (loss) per common share – basic and diluted	(2.36)	0.02	(2.34)	—	—	(2.34)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present OpenCell as Discontinued Operations	Adjustments to Present Non-Cash Compensation in Accordance with SAB 107	As Restated on Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
2004:
Site rental revenues	$537,465	$844	$538,309	$—	$—	$538,309
Network services and other revenues	66,400	—	66,400	(507)	—	65,893
Site rental costs of operations	183,600	120	183,720	—	553	184,273
Network service cost of operations	47,315	—	47,315	(843)	280	46,752
General and administrative	90,230	—	90,230	(4,820)	12,255	97,665
Restructuring charges	870	—	870	—	2,859	3,729
Non-cash compensation charges	15,947	—	15,947	—	(15,947)	—
Depreciation, amortization and accretion expense	283,986	1,426	285,412	(421)	—	284,991
Operating income (loss)	(27,190)	(702)	(27,892)	5,577	—	(22,315)
Minority interests	202	196	398	—	—	398
Income (loss) from discontinued operations, net of tax	542,006	(1,497)	540,509	(5,821)	—	534,688
Net income (loss)	235,110	(2,003)	233,107	—	—	233,107
Net income (loss) per common share – basic and diluted	0.89	(0.01)	0.88	—	—	0.88

The following table describes the effects of the restatement on comprehensive income (loss) for the years ended December 31, 2003 and 2004.

	Years Ended December 31,
	2003	2004
	(In thousands of dollars)
Comprehensive income (loss), as previously stated	$(246,597)	$42,337
Adjustments to net income (loss)	3,251	(2,003)
Adjustments to foreign currency translation adjustments	1,115	187

Comprehensive income (loss), as restated	$(242,231)	$40,521

The following table describes the cumulative effects of the restatement on the consolidated balance sheet as of December 31, 2004.

	Property and Equipment	Deferred Site Rental Receivable(a)	Goodwill	Deferred Ground Lease Payable	Minority Interests	Stockholders’ Equity
	(In thousands of dollars)
Balances as of December 31, 2004, as previously stated	$3,369,565	$91,323	$333,718	$116,874	$30,468	$1,833,625
Adjustments to site rental revenues	—	(2,278)	—	—	—	(2,278)
Adjustments to site rental costs of operations	—	—	—	(13,985)	—	13,985
Adjustments to depreciation expense	6,086	—	—	—	—	6,086
Adjustments to minority interests	—	—	—	—	3,494	(3,494)
Adjustments to purchase price allocation for acquisition	(1,008)	—	(1,225)	—	—	126
Foreign currency translation adjustments (b)	1,778	(308)	—	(387)	(1,946)	1,444

Balances as of December 31, 2004, as restated	3,376,421	88,737	332,493	102,502	32,016	1,849,494
Adjustment to present OpenCell’s assets and liabilities as discontinued operations	(1,399)	—	—	—	—	—

Balances as of December 31, 2004, as restated on continuing operations basis	$3,375,022	$88,737	$332,493	$102,502	$32,016	$1,849,494

(a)	Balance as of December 31, 2004, as restated on continuing operations basis, includes current portion of $6,395,000.
(b)	Amounts represent the effect of foreign currency translation for the lease accounting adjustments to the Australian operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table describes the cumulative effects of the restatement on the accumulated deficit as of January 1, 2003.

Accumulated Deficit
(In thousands of dollars)
Balance as of January 1, 2003, as previously stated	$(1,285,682)
Adjustments to site rental revenues	(5,216)
Adjustments to site rental costs of operations	13,582
Adjustments to depreciation expense	6,960
Adjustments to minority interests	(3,646)

Total adjustments	11,680

Balance as of January 1, 2003, as restated	$(1,274,002)

Revision to Presentation of Cash Flows Relating to Discontinued Operations

In 2005, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations which, in prior periods, were reported on a combined basis as a single amount.

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents the cash held in escrow pursuant to the Indenture (as defined in note 7) governing the Tower Revenue Notes to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to towers, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Based on the terms of the Indenture, all rental cash receipts each month are restricted and held by the Indenture Trustee (as defined in note 7). The monies held by the Indenture Trustee as of December 31, 2005 are classified as restricted cash. The monies held by the Indenture Trustee in excess of required reserve balances are subsequently released to the Company on the 15th calendar day following month end. On January 15, 2006, $34,253,000 of the restricted cash balance was released to the Company. There was no restricted cash at December 31, 2004.

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

Inventories

Inventories are stated at the lower of cost or market and are classified as prepaid expenses and other current assets on the consolidated balance sheet. Cost is determined using the first-in, first-out (FIFO) method. Inventories totaled $4,781,000 and $3,573,000 at December 31, 2004 and 2005, respectively, and include work in process amounting to $2,860,000 and $3,186,000 at December 31, 2004 and 2005, respectively.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of towers is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment and other long-lived assets, including other intangible assets with finite useful lives, will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets (see note 5). Goodwill is not amortized, but rather is tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. The Company’s measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

Investments in Unconsolidated Affiliates

The Company uses the cost method to account for investments in those entities where the Company owns less then twenty percent of the voting stock of the individual entity and does not exercise significant influence over the entity and is not the primary beneficiary. The Company uses the equity method to account for investments in those entities where the Company does not have control or is not the primary beneficiary but has the ability to exercise significant influence over the entity. The Company reviews investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may be greater then the fair market value. If an evaluation was required, carrying value of the investment would be compared to the asset’s fair market value, and an impairment charge would be recorded to adjust the carrying value to the fair market value.

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement, with such terms generally ranging from five to 10 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Corporate Development Expenses

Corporate development expenses represent costs incurred in connection with acquisitions and development of new business initiatives.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements and related notes to conform with the 2005 presentation (including the classification of non-cash compensation; see “Recent Accounting Pronouncements”).

Per Share Information

Per share information is based on the weighted-average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential common shares resulting from the assumed conversion of outstanding stock options, warrants, convertible preferred stock and convertible senior notes for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Loss from continuing operations before cumulative effect of change in accounting principle	$(455,490)	$(301,581)	$(393,354)
Dividends on preferred stock	(54,294)	(38,618)	(37,354)
Losses on purchases of preferred stock	(1,603)	—	(12,002)

Loss from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(511,387)	(340,199)	(442,710)
Income (loss) from discontinued operations	4,430	534,688	848
Cumulative effect of change in accounting principle	(551)	—	(9,031)

Net income (loss) applicable to common stock for basic and diluted computations	$(507,508)	$194,489	$(450,893)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	216,947	221,693	217,759

Per common share – basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle	$(2.35)	$(1.54)	$(2.03)
Income (loss) from discontinued operations	0.02	2.42	—
Cumulative effect of change in accounting principle	(0.01)	—	(0.04)

Net income (loss)	$(2.34)	$0.88	$(2.07)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be antidilutive since the Company incurred net losses from continuing operations for each of the three years in the period ended December 31, 2005.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2003	2004	2005
	(In thousands)
Options to purchase shares of common stock	18,994	14,433	8,598
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640	640
Warrants to purchase shares of common stock at an exercise price of $26.875 per share	1,000	—	—
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at par beginning on October 1, 2005)	7,442	7,442	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625	8,625
Shares of restricted common stock	1,873	918	94
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	21,237	16,807	5,906

Total potential common shares	59,811	48,865	23,863

As of December 31, 2005, outstanding stock options include (1) 52,108 options at exercise prices ranging from $-0- to $4.00 per share and a weighted-average exercise price of $2.25 per share, (2) 6,866,458 options at exercise prices ranging from $4.01 to $27.00 per share and a weighted-average exercise price of $14.72 per share and (3) 1,679,584 options at exercise prices ranging from $27.01 to $39.75 per share and a weighted-average exercise price of $30.98 per share.

Foreign Currency Translation

CCAL uses the Australian dollar as the functional currency for its operations. The Company translates CCAL’s results of operations using the average exchange rate for the period, and translates CCAL’s assets and liabilities using the exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as translation adjustments in stockholders’ equity.

Derivative Instruments

The Company utilizes certain derivative financial instruments, consisting of interest rate swaps, to enhance its ability to manage interest rate risk that exists as part of its ongoing operations. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company can designate derivative financial instruments as hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges.

Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive loss, and recognized in earnings when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are marked to market through interest and other income (expense) on the consolidated statement of operations and comprehensive income (loss).

To qualify for hedge accounting, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting changes in cash flows for the risk being hedged. In the context of hedging relationships, effectiveness refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. The Company assesses the effectiveness of hedging relationships both at the inception of the hedge and on an on-going basis.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value for these instruments. The estimated fair value of the Company’s public debt securities is based on quoted market prices, and the estimated fair value of the other long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair value of the interest rate swap agreements are based on the amount that the Company would receive or pay to terminate the agreement at the balance sheet date. The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

	December 31, 2004		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands of dollars)
Cash and cash equivalents	$566,707	$566,707	$65,408	$65,408
Restricted cash	—	—	95,753	95,753
Long-term debt	(1,850,398)	(2,119,760)	(2,270,686)	(2,348,000)
Interest rate swap agreements	(1,091)	(1,091)	(475)	(475)

Stock-Based Compensation

The Company used the “intrinsic value based method” of accounting for its stock-based employee compensation plans until December 31, 2002 (see note 11). This method does not result in the recognition of compensation expense when employee stock options are granted if the exercise price of the options equals or exceeds the fair market value of the stock at the date of grant. On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see “Basis of Presentation and Summary of Significant Accounting Policies—Summary of Significant Accounting Policies—Recent Accounting Pronouncements”). The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for all stock options based on their fair value at the date of grant. The pro forma effect of stock options on the Company’s net income (loss) for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
Net income (loss), as reported	$(451,611)	$233,107	$(401,537)
Add: Stock-based employee compensation expense included in reported net income (loss)	20,654	27,269	26,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(45,329)	(35,150)	(32,516)

Net income (loss), as adjusted	(476,286)	225,226	(407,682)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock	(55,897)	(38,618)	(49,356)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$(532,183)	$186,608	$(457,038)

Net income (loss) per common share—basic and diluted:
As reported	$(2.34)	$0.88	$(2.07)

As adjusted	$(2.45)	$0.84	$(2.10)

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are to be capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

retirement obligations will generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is to be recorded as an operating expense. The provisions of SFAS 143 were effective for fiscal years beginning after June 15, 2002, with initial application as of the beginning of the fiscal year. The Company adopted the requirements of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 resulted in the recognition of liabilities amounting to $1,359,000 for contingent retirement obligations under certain tower site land leases (included in other long-term liabilities on the Company’s consolidated balance sheet), the recognition of asset retirement costs amounting to $808,000 (included in property and equipment on the Company’s consolidated balance sheet), and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $551,000. See further discussion of asset retirement obligations below under FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces the previous accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, (“EITF 94-3”) “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that costs associated with exit or disposal activities be recognized when they are incurred, rather than at the date of a commitment to an exit or disposal plan (as provided by EITF 94-3). Examples of costs covered by SFAS 146 include certain employee severance costs and lease termination costs that are associated with a restructuring or discontinued operation. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, and are to be applied prospectively. The Company adopted the requirements of SFAS 146 as of January 1, 2003 (see note 16).

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) released its final consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting for arrangements under which multiple revenue-generating activities will be performed, including the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 as of July 1, 2003, and such adoption did not have a significant effect on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation using the “prospective” method of transition as provided by SFAS 148. Under this transition method, the Company is recognizing compensation cost for all employee awards granted on or after January 1, 2003. The adoption of this new accounting method did not have a significant effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, were effective for the first reporting period ending after March 15, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004, and such adoption did not have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that mandatorily redeemable financial instruments issued in the form of shares be classified as liabilities, and specifies certain measurement and disclosure requirements for such instruments. The provisions of SFAS 150 were effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the requirements of SFAS 150 as of July 1, 2003. The Company determined that (1) its 12 3/4% Exchangeable Preferred Stock was to be reclassified as a liability upon adoption of SFAS 150 and (2) its 8 1/4% Cumulative Convertible Redeemable Preferred Stock (“8 1/4% Convertible Preferred Stock”) and its 6.25% Convertible Preferred Stock were not to be reclassified as liabilities, since the conversion features caused them to be contingently redeemable rather than mandatorily redeemable financial instruments. In addition, the dividends on the Company’s 12 3/4% Exchangeable Preferred Stock were included in interest expense on its consolidated statement of operations and comprehensive income (loss) beginning on July 1, 2003. The Company redeemed the remaining outstanding shares of 12 3/4% Exchangeable Preferred Stock in December 2003 and the remaining 8 1/4% Convertible Preferred Stock in December 2005 (see note 10).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The provisions of SFAS 123(R) were originally to be effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, on April 14, 2005, the SEC announced that the compliance date for SFAS 123(R) had been amended. The provisions of SFAS 123(R) are now required to be implemented by the Company at the beginning of its next fiscal year. As such, the Company will adopt the provisions of SFAS 123(R) on January 1, 2006. As discussed above, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 148. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. The Company expects that the adoption of SFAS 123(R) will increase its non-cash compensation charges by approximately $450,000 for the year ending December 31, 2006.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R). However, the Company has reclassified non-cash compensation charges to the same line items within the consolidated statement of operations and comprehensive income (loss) as cash compensation paid to employees, in accordance with the provisions of SAB 107. The amount of each line item that is attributable to non-cash compensation charges is provided parenthetically on the face of the consolidated statement of operations and comprehensive income (loss).

In March 2005, the FASB issued FIN 47. FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143. SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

47 is effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13,948,000 for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4,917,000, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9,031,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $180,000, $204,000 and $228,000 for the years ended December 31, 2003, 2004 and 2005, respectively. At December 31, 2004 and 2005, liabilities for contingent retirement obligations amounted to $1,702,000 and $16,742,000, respectively.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Financial Accounting Standards No. 3 (“SFAS 3”), Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a significant effect on its consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-06 (“EITF 05-06”), Determining the Amortization Period for Leasehold Improvements. EITF 05-06 requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.

In October 2005, the FASB issued Staff Position FAS 13-1 (“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The Company does not expect the adoption of FAS 13-1 to have a significant effect on its consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FAS 123R-2 (“FSP FAS 123R-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123R. Assuming all other criteria have been met, the FASB concludes in this FSP that mutual understanding means (1) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The FASB defines “relatively short time period” as that period an entity could reasonably complete all actions necessary to communicate the awards to the recipients in accordance with the entity’s customary human resources practices. The FASB noted that this guidance shall be applied upon initial adoption of SFAS 123R, however, an entity that adopted SFAS 123R, prior to the issuance of this FSP, shall apply the guidance in this FSP in the first reporting period for which financial statements or interim reports have not been issued as of October 18, 2005. The Company will adopt SFAS 123R on January 1, 2006; therefore, the Company will apply this guidance beginning January 1, 2006. The Company does not expect the application of FSP FAS 123R-2 will have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3 (“FAS 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). An entity that adopts SFAS 123(R) using either the modified retrospective application or

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

modified prospective application may make a one-time election to adopt the transition method described in FAS 123(R)-3 and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating FAS 123(R)-3; the one-time election is not expected to have a significant effect on its consolidated financial statements.

In February 2006, the FASB issued FSP FAS 123(R)-4 (“FAS 123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. Certain provisions in some share-based payment plans may require an entity to settle outstanding options in cash upon the occurrence of certain contingent events. Under SFAS 123(R), options or similar instruments were required to be classified as liabilities if the entity can be required under any circumstances to settle the option or similar instruments by transferring cash or other assets. FAS 123(R)-4 amends SFAS 123(R) such that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control is not classified as a liability until it becomes probable that the event will occur. The Company will adopt SFAS 123(R) on January 1, 2006; therefore, the Company will apply this guidance beginning January 1, 2006.

2. Acquisition

Crown Atlantic and Crown Castle GT Joint Ventures

On May 2, 2003, the Company entered into several agreements (“Agreements”), dated effective May 1, 2003, relating to the Company’s two joint ventures with Verizon: Crown Atlantic and Crown Castle GT. Under the Agreements, certain termination rights under which Verizon could have required the Company to purchase Verizon’s interest in either or both ventures at any time were converted to put and call rights with an extended exercise date of July 1, 2007. The Company also acquired all of Verizon’s interest in Crown Castle GT in exchange for additional interests in Crown Atlantic and certain other consideration. In addition, the shares of the Company’s common stock (“common stock”) previously held by the ventures were distributed to Verizon. Following the transactions, the Company owned 100% of Crown Castle GT and 62.755% of Crown Atlantic. Further details of these transactions and the accounting treatment are discussed below.

Pursuant to the Agreements, the Company acquired all of Verizon’s equity interests in Crown Castle GT (11.0% after the distribution of the shares of the Company’s common stock from Crown Castle GT to Verizon, as discussed below) in exchange for consideration consisting of (1) the transfer to a Verizon affiliate of a 13.3% equity interest in Crown Atlantic (with an estimated fair value of $63,576,000), representing consideration for the Verizon partner’s interest in the operating assets held by Crown Castle GT, (2) $5,873,000 in cash, representing the working capital of Crown Castle GT allocable to the Verizon partner’s interest reduced by the working capital of Crown Atlantic allocable to the 13.3% equity interest in Crown Atlantic transferred to the Verizon affiliate, and (3) the transfer to a Verizon affiliate of approximately 58 towers from the two ventures (for which the Company’s proportion of their estimated fair value aggregated $10,272,000). For the purpose of performing the purchase price allocation, the fair value measurement for the exchange of the venture interests was determined based on the current financial performance of Crown Castle GT’s towers, using a valuation multiple derived from the current market performance of the Company’s common stock.

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

In addition, pursuant to the Agreements, Crown Atlantic distributed 15,597,783 shares of the Company’s common stock previously held by Crown Atlantic to that venture’s Verizon partner, resulting in a reduction in Verizon’s interest in Crown Atlantic by a fixed percentage of 19%. The fixed percentage reduction was agreed upon at the time of the formation of Crown Atlantic. Pursuant to the registration rights contained in the Crown Atlantic formation agreement dated December 8, 1998, as amended by the Agreements, the Company filed a registration

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statement relating to the sale of such distributed shares on July 1, 2003. Such registration statement became effective on July 21, 2003. Subsequent to that date, Verizon has sold all of the 15,597,783 shares of the common stock to third parties.

The Company has accounted for the acquisition of the minority interest in Crown Castle GT using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded, (1) a net decrease in the carrying value of its towers (included in property and equipment) of $29,580,000 (as restated), (2) goodwill of $50,941,000 (as restated), which is currently expected to be deductible for tax purposes (see note 5), (3) other intangible assets (included in deferred financing costs and other assets) of $4,005,000 (see note 5), (4) the elimination of minority interest related to Crown Castle GT of $47,259,000 (as restated), (5) an increase in minority interest related to Crown Atlantic of $77,866,000 (as restated), and (6) a loss on the issuance of the interest in Crown Atlantic of $11,115,000 (as restated) (included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss)). The net decrease in the carrying value of the towers resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Castle GT’s towers, along with the net book value of the towers transferred to Verizon from the two ventures. The increase in goodwill resulted primarily from the fair value of the acquired portion of Crown Castle GT in excess of the related minority interest, along with the net decrease in the carrying value of the towers. The amounts recorded for the net decrease in the carrying value of the towers and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon.

On November 4, 2004, the Company entered into an agreement with Verizon to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic. On that date, the Company acquired such equity interest for $295,000,000 in cash, inclusive of approximately $15,000,000 of net working capital. Following the transaction, the Company owns 100% of Crown Atlantic. The Company has accounted for the acquisition of the minority interest in Crown Atlantic using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded (1) an increase in the carrying value of its towers (included in property and equipment) of $16,949,000 (as restated), (2) goodwill of $62,762,000 (as restated), which is currently expected to be deductible for tax purposes (see note 5), (3) other intangible assets (included in deferred financing costs and other assets) of $67,045,000 (see note 5), and (4) the elimination of minority interest related to Crown Atlantic of $148,244,000 (as restated). The increase in the carrying value of the towers resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Atlantic’s towers. The increase in goodwill resulted primarily from the cash paid for the acquired portion of Crown Atlantic in excess of the related minority interest and other intangible assets, along with the increase in the carrying value of the towers. The amounts recorded for the increase in the carrying value of the towers and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon. Following this transaction, the Company combined the Crown Atlantic operating segment with the CCUSA operating segment (see note 15). As a result of acquiring this remaining interest, Crown Atlantic has been presented in the CCUSA operating segment for all periods presented.

Verizon retains certain protective rights regarding the tower networks held by both Crown Atlantic and Crown Castle GT. The protective rights relate primarily to ensuring Verizon Wireless’ quiet enjoyment as a tenant on Crown Atlantic and Crown Castle GT towers, and such rights terminate should Verizon Wireless cease to occupy the towers.

Purchase of Trintel Assets

On July 11, 2005, the Company signed a definitive agreement to purchase 467 towers from affiliates of Trintel Communications, Inc. (“Trintel”) for approximately $145,000,000. The Company believes the acquisition of the towers from Trintel is consistent with the Company’s mission, which is to deliver the highest level of service to its customers at all times – striving to be their critical partner as it assists them in growing efficient, ubiquitous wireless networks. The expansion into major markets, such as Detroit and Dallas, resulting from this acquisition further positions the Company to accomplish this mission. The Company also believes acquiring these towers from Trintel is consistent with the Company’s strategy of increasing recurring revenue and cash flow. Trintel’s portfolio produced approximately $14,400,000 in annualized site rental revenues and approximately $9,000,000 in annualized site rental gross margin prior to the acquisition. On August 1, 2005, the Company completed the purchase of the Trintel towers. The results of operations from the towers acquired from Trintel have been included in the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated statement of operations and comprehensive income (loss) from August 1, 2005. The Company funded the acquisition entirely through borrowings under its 2005 Credit Facility (see note 7).

The total purchase price for the Trintel acquisition has been allocated as follows:

(In thousands of dollars)
Receivables	$7
Prepaid expenses and other current assets	352
Property and equipment	136,831
Goodwill	8,218
Deferred rental revenues and other accrued liabilities	(828)

$144,580

3. Dispositions

Sale of CCUK

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2,035,000,000 in cash, subject to certain working capital type adjustments. On August 31, 2004, the Company completed the sale of CCUK. The proceeds for the transaction amounted to $2,029,460,000, after taking into account the working capital type adjustments. In accordance with the terms of the Company’s 2000 Credit Facility (as defined in note 7), the Company was required to use $1,275,385,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility (see note 7). The remaining proceeds from the transaction were used for general corporate purposes, which included the repayment of outstanding indebtedness and/or investments in new business opportunities. Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, the Company commenced an offer to purchase certain of its outstanding public debt securities in advance of the one year time period. On October 12, 2004, the Company purchased $465,000 in outstanding principal amount of tendered notes (see note 7).

The carrying amounts of CCUK’s assets and liabilities were as follows:

August 31, 2004 (Date of Sale)
(In thousands of dollars)
Assets:
Cash and cash equivalents	$53,621
Receivables	37,923
Inventories	6,384
Prepaid expenses and other current assets	40,458
Property and equipment, net	972,403
Goodwill	949,782
Other assets, net	809

Assets of discontinued operations	$2,061,380

Liabilities:
Accounts payable	$30,930
Other current liabilities	133,545
Other liabilities	182,522

Liabilities of discontinued operations	$346,997

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized a net gain of $494,110,000 (as restated) during 2004 in connection with the sale of CCUK. Such gain is net of taxes of $18,000,000, representing the Company’s estimated U.S. federal alternative minimum tax resulting from the transaction (see note 8). The cash proceeds from the transaction ($2,022,566,000), the cash payments for fees and expenses for the transaction ($12,959,000), the initial cash payment for the estimated tax from the transaction ($11,000,000) and the net cash payments received from CCUK during 2004 ($51,745,000) are included as discontinued operations on the Company’s consolidated statement of cash flows.

The net gain (as restated) is calculated as follows:

(In thousands of dollars)
Proceeds from sale	$2,029,460
Assets of discontinued operations	(2,061,380)
Liabilities of discontinued operations	346,997
Foreign currency translation adjustments	232,893
Minimum pension liability adjustment	(11,513)
Fees and expenses	(12,959)
Severance costs	(2,771)
Compensation charges related to modified stock-based employee awards (as restated)	(8,617)

Net gain on disposal of CCUK before income taxes (as restated)	512,110
Estimated federal alternative minimum tax	(18,000)

Net gain on disposal of CCUK, net of tax (as restated)	$494,110

Upon the closing of the sale of CCUK to National Grid, the Company’s stock-based employee compensation awards (comprised of restricted common stock and stock options) granted to CCUK employees (other than the President and Managing Director of CCUK) were modified as to the terms of their vesting and exercise. The modifications to these awards have generally been treated as the grant of new awards for accounting purposes. The compensation charges related to the modified awards were $8,617,000 (as restated) recognized as part of the calculation of the net gain on the sale of CCUK for the year ended December 31, 2004. The awards held by the President and Managing Director of CCUK are subject to a severance agreement with stock options vesting over a period of 36 months from the closing date of the CCUK transaction.

CCUK’s financial results have historically been presented as a separate operating segment (see note 15). A summary of CCUK’s operating results is as follows:

	Years Ended December 31,	Eight Months Ended August 31, 2004
	2003	(Date of sale)
	(In thousands of dollars)
Net revenues	$381,878	$291,399

Income before income taxes and cumulative effect of change in accounting principle	$18,995	$73,561
Provision for income taxes	(7,053)	(27,162)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	(1,484)	—

Income from discontinued operations	$10,458	$46,399

Sale of OpenCell

In January 2005, the Company adopted a plan to exit the business of OpenCell, a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. OpenCell was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

discontinued operations. On May 9, 2005, the Company completed the sale of OpenCell. The Company recognized a gain of $2,801,000 in the year ended December 31, 2005 related to the sale, calculated as follows:

(In thousands of dollars)
Proceeds from sale	$7,135
Net assets of discontinued operations	(2,472)
Fees and expenses	(1,422)
Severance costs	(440)

Net gain on disposal of OpenCell	$2,801

4. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2004	2005
		(As restated)
		(In thousands of dollars)
Land and buildings	0-40 years	$116,771	$127,145
Telecommunications towers	1-20 years	4,510,731	4,670,884
Transportation and other equipment	3-5 years	15,784	19,934
Office furniture and equipment	2-10 years	85,206	87,682

		4,728,492	4,905,645
Less: accumulated depreciation		(1,353,470)	(1,611,312)

		$3,375,022	$3,294,333

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was $279,297,000 (as restated), $282,005,000 (as restated) and $272,230,000, respectively. Accumulated depreciation on telecommunications towers was $1,276,396,000 (as restated) and $1,525,909,000 at December 31, 2004 and 2005, respectively. At December 31, 2005, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2006—$569,263,000; 2007—$535,680,000; 2008—$500,109,000; 2009—$395,707,000; 2010—$210,289,000; thereafter—$402,462,000.

5. Goodwill and Other Intangible Assets

A summary of goodwill at CCUSA is as follows:

(In thousands of dollars)
Balance at December 31, 2002	$219,400
Goodwill acquired in 2003	50,941
Goodwill written off related to sale of subsidiary in 2003	(610)

Balance at December 31, 2003, as restated	269,731
Goodwill acquired in 2004	62,762

Balance at December 31, 2004, as restated	332,493
Goodwill acquired in 2005	8,218
Goodwill written off related to sale of subsidiary in 2005	(299)

Balance at December 31, 2005	$340,412

During the fourth quarter of 2005, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company’s reporting units.

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives, and are included in deferred financing costs and other assets on the Company’s consolidated balance sheet. The weighted average amortization period of site rental contracts is 11.4 years.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of other intangible assets with finite useful lives is as follows:

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$26,000	$(12,935)	$13,065
Other intangible assets acquired	4,005	—	4,005
Amortization expense	—	(1,718)	(1,718)

Balance at end of year	$30,005	$(14,653)	$15,352

	Year Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$30,005	$(14,653)	$15,352
Other intangible assets acquired	67,045	—	67,045
Amortization expense	—	(2,969)	(2,969)

Balance at end of year	$97,050	$(17,622)	$79,428

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$97,050	$(17,622)	$79,428
Amortization expense	—	(8,556)	(8,556)

Balance at end of year	$97,050	$(26,178)	$70,872

Estimated annual amortization expense:
Years ending December 31, 2006 through 2010 (in thousands)		$8,556

Effective May 1, 2003, the Company acquired all of Verizon’s equity interests in Crown Castle GT in a transaction accounted for using the purchase method (see note 2). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $50,941,000 (as restated) and other intangible assets (representing the acquired portion of the estimated fair value of Crown Castle GT’s site rental contracts) of $4,005,000. These intangible assets will be amortized using an estimated useful life of 10 years.

On November 4, 2004, the Company acquired all of Verizon’s remaining equity interests in Crown Atlantic in a transaction accounted for using the purchase method (see note 2). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $62,762,000 (as restated) and other intangible assets (representing the acquired portion of the estimated fair value of Crown Atlantic’s site rental contracts) of $67,045,000. These intangible assets will be amortized using an estimated useful life of 10 years.

On August 1, 2005, the Company completed the purchase of 467 towers from affiliates of Trintel (see note 2). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $8,218,000.

6. Investments in Unconsolidated Affiliates

Investment in FiberTower Corporation

On July 8, 2005, the Company invested an additional $55,000,000 in FiberTower Corporation (“FiberTower”), a privately-held provider of wireless backhaul services. FiberTower raised a total of $150,000,000 through a private equity offering, inclusive of the Company’s $55,000,000 investment. The Company owns a 36% minority interest position (without dilution) in FiberTower. The investment in FiberTower is included in deferred financing costs and other assets on the Company’s consolidated balance sheet. The investment in FiberTower totaled $18,595,000 and $68,987,000 as of December 31, 2004 and 2005, respectively. For the years ended December 31, 2003, 2004 and

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005, losses from investments in FiberTower totaled $1,405,000, $5,722,000 and $4,643,000. These non-cash losses are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss).

7. Long-term Debt

Long-term debt consists of the following:

	December 31,
	2004	2005
	(In thousands of dollars)
Senior Secured Tower Revenue Notes due 2035	$—	$1,900,000
Crown Atlantic Credit Facility	180,000	—
2005 Credit Facility	—	295,000
4% Convertible Senior Notes due 2010	182,016	63,964
10 3/8% Senior Discount Notes due 2011, net of discount	11,341	—
9% Senior Notes due 2011	26,133	—
11 1/4% Senior Discount Notes due 2011, net of discount	10,700	—
9 1/2% Senior Notes due 2011	4,753	—
10 3/4% Senior Notes due 2011	428,280	9,976
9 3/8% Senior Notes due 2011	407,218	1,695
7.5% Senior Notes due 2013	299,995	51
7.5% Series B Senior Notes due 2013	299,962	—

	1,850,398	2,270,686
Less: current maturities	(97,250)	(295,000)

	$1,753,148	$1,975,686

Senior Secured Tower Revenue Notes

On June 8, 2005, Crown Castle Towers LLC (“Issuer Entity”) and certain of its direct wholly owned subsidiaries (collectively, the “Issuers”) issued $1,900,000,000 aggregate principal amount of Senior Secured Tower Revenue Notes, Series 2005-1 (“Tower Revenue Notes”), pursuant to an indenture (“Indenture”) dated as of June 1, 2005, by and among the Issuers and JPMorgan Chase Bank, N.A., as trustee (“Indenture Trustee”) and an indenture supplement (“Indenture Supplement”) dated as of June 1, 2005, by and among the Issuers and the Indenture Trustee. All of the Issuers are indirect wholly owned subsidiaries of the Company. The Tower Revenue Notes were issued in five separate classes, each investment grade, as indicated in the table below. Each of the Class B, Class C and Class D Tower Revenue Notes are subordinated in right of payment to any other Class which has an earlier alphabetical designation.

Class	Initial Class Principal Balance
(in thousands of dollars)
Class A – FX	$948,460
Class A – FL	250,000
Class B	233,845
Class C	233,845
Class D	233,850

$1,900,000

The proceeds from the sale of the Tower Revenue Notes were used to fund the purchase of the Company’s tendered 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes (with each of such notes as defined below), to fund the redemption of the Company’s 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes (with each of such notes as defined below) (see “Purchases and Redemption of the Company’s Debt Securities”), and to repay the Company’s outstanding Crown Atlantic Credit Facility (“Crown Atlantic Credit Facility”). In addition, on June 8, 2005, proceeds of $48,873,000 were used to fund certain reserve accounts pursuant to the Indenture for the Asset Entities (as defined below) for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the towers, other

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Those reserve accounts are classified as restricted cash on the consolidated balance sheet. The remaining proceeds were transferred to affiliates of the Issuers including the Company, which will use such proceeds for general corporate purposes (see also “Purchases and Redemptions of the Company’s Debt Securities” and “Crown Atlantic Credit Facility”).

The Issuer Entity is a special purpose entity that owns no assets other than, directly or indirectly, all of the equity interests of the entities holding substantially all of the U.S. towers of the Company at the time of the issuance (“Asset Entities”), totaling over 10,600. In connection with the issuance of the Tower Revenue Notes, the Issuer Entity and its subsidiaries were formed as, or converted into, special purpose entities that are prohibited from owning any assets other than their towers and related assets and from incurring any debt other than as contemplated by the Indenture. Approximately 4,919 towers are held by Crown Atlantic Company LLC (“Crown Atlantic Company”) and Crown Castle GT Company LLC (“Crown GT Company”), indirect subsidiaries of the Issuer Entity, whose governing instruments generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon. Consequently, while distributions paid to the Issuer Entity by Crown Atlantic Company and Crown GT Company will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured directly by the cash flows or any other assets of, Crown Atlantic Company and Crown GT Company.

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

Interest due to the holders of the Tower Revenue Notes will be payable on the 15th of each month, commencing in July 2005 (each, a “Payment Date”). The notes are fixed rate obligations of the Company with interest rates ranging from 4.643% to 5.612% (see “Derivative Instrument Between Indenture Trustee and Noteholders”). The weighted average interest rate on the classes is 4.890%.

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

On a monthly basis, the excess cash flows from the Issuer Entity and its subsidiaries, after the payment of principal, interest, reserves, and expenses, are distributed to the Company (see discussion of restricted cash in note 1). The Tower Revenue Notes require the Issuers and the Company to each maintain a minimum debt service coverage ratio (“DSCR”). If the Issuers’ DSCR (defined as the ratio of the net cash flow (as defined in the Indenture) to the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the principal balance of the Tower Revenue Notes, assuming all Tower Revenue Notes then outstanding will be outstanding for such 12 month period), as of the end of any calendar quarter falls to 1.75 times or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company unless the Issuer’s DSCR exceeds 1.75 times for two consecutive calendar quarters. Similarly, if the Company’s DSCR, defined as the ratio of consolidated Adjusted EBITDA for the trailing 12 month period to the sum of (a) the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the outstanding principal balance of the Tower

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Notes, assuming, among other things, all Tower Revenue Notes then outstanding will be outstanding for such 12 month period, and (b) the amount of interest that the Company will be required to pay over the succeeding 12 months on the principal balance of all other debt securities then outstanding based on the then current interest rate for such debt securities, as of the end of any calendar quarter falls to 2.00 or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company, and will not be released to the Company unless the Company’s DSCR exceeds 2.00 for two consecutive calendar quarters. If the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the Issuers will be applied to prepay the Tower Revenue Notes and will continue until the end of any calendar quarter for which the DSCR exceeds 1.45. The Issuers’ future DSCR will be affected by net cash flows which are primarily a result of new leasing activities on existing communications sites, existing tenant credit worthiness and lease renewals, ground lease extensions and the future expenses incurred to maintain their sites. As of December 31, 2005, the Issuers’ DSCR was 3.57 and the Company’s DSCR was 2.77.

The Indenture contains certain covenants that require the Issuer Entity to provide the Indenture Trustee reasonable access rights to Asset Entities’ towers, including the right to conduct site investigations with respect to environmental matters; promptly notify the Indenture Trustee of any material adverse changes or the existence of an event of default under the Indenture; and provide regular financial reports.

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

The Swap Contract provides that, on each Payment Date, commencing in July 2005, the Indenture Trustee will pay interest at a fixed rate to the Swap Counterparty equal to the rate on the Class A – FX Notes on a notional amount equal to the Class A – FL Notes principal balance. In turn, the Swap Counterparty will pay interest at a rate equal to one-month LIBOR plus 0.380%. Required payments under the Swap Contract will be made by the Swap Counterparty or the Indenture Trustee on a net basis and deposited into a separate account which will be used to pay the holders of the Class A – FL Notes on any Payment Date.

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

Upon closing of the amended credit agreement in 2003, the Company received $702,000,000 in gross proceeds from the increased Term B loan. The Company utilized (1) $100,000,000 of such proceeds to reduce the outstanding borrowings under the Term A loan and (2) $58,968,000 of such proceeds to repay the remaining amounts borrowed

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the CCUK Credit Facility, including accrued interest and fees. In addition, on November 10, 2003, the Company used approximately $248,284,000 of such proceeds to redeem CCUK’s 9% Guaranteed Bonds, including accrued interest and redemption premiums. The remaining proceeds from the increased Term B loan were used for general corporate purposes, including the purchase of the Company’s public debt securities and its 12 3/4% Senior Exchangeable Preferred Stock. In connection with the amendment of the 2000 Credit Agreement and the retirement of CCUK’s indebtedness, the Company designated CCUK as a restricted subsidiary for purposes of the amended credit agreement as well as under the Company’s bond indentures. The amendment of the 2000 Credit Facility resulted in a loss of approximately $1,755,000 consisting of the write-off of certain financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for 2003.

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid. On August 31, 2004, the Company completed the sale of CCUK. In accordance with the terms of the 2000 Credit Facility, the Company was required to use $1,286,568,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility, including accrued interest and fees of $11,183,000. The repayment of the 2000 Credit Facility resulted in a loss of $13,886,000, consisting of the write-off of unamortized deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for 2004 (see note 3).

Crown Atlantic Credit Facility

Crown Atlantic previously had the Crown Atlantic Credit Facility, a credit agreement with a syndicate of banks which consisted of a $301,050,000 secured revolving line of credit. In February 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. The amendment of the credit facility resulted in a loss of $387,000 consisting of the write-off of certain financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for 2004.

During 2003, 2004 and 2005, Crown Atlantic repaid $55,000,000, $15,000,000 and $71,987,000, respectively, in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect these repayments. On June 8, 2005, the Company terminated the Credit Facility and repaid the remaining $108,013,000 in outstanding borrowings with proceeds from the Tower Revenue Notes.

2005 Credit Facility

On August 1, 2005, a subsidiary of the Company entered into a credit agreement with a syndicate of banks on a $275,000,000 revolving credit facility (“2005 Credit Facility”). The 2005 Credit Facility is a 364 day facility, and is fully and unconditionally guaranteed by the CCIC. Borrowings under the 2005 Credit Facility may be used for general corporate purposes, including capital expenditures, acquisitions, common stock purchases and dividends. Under the terms of the facility, the Company may use up to $100,000,000 of the borrowings for stock purchases and dividends. Borrowings under the facility bear interest at a rate per annum of 200 to 275 basis points (based on interest expense coverage) plus LIBOR. In August 2005, the Company borrowed $145,000,000 to fund the acquisition of towers from an affiliate of Trintel (see note 2). On November 2, 2005, the Company borrowed an additional $55,000,000 for general corporate purposes. On December 1, 2005, the 2005 Credit Facility was amended. As a result of this amendment, the total facility is now $325,000,000 and the maturity is November 28, 2006. In conjunction with the amendment, the Company borrowed an additional $95,000,000 under the 2005 Credit Facility to partially fund the redemption of 8 1/4% Convertible Preferred Stock (see note 10). At December 31, 2005, the weighted average interest for outstanding borrowings under the 2005 Credit Facility was 6.59%. Additional borrowings under the 2005 Credit Facility may be used for capital expenditures and acquisitions, subject to certain conditions.

4% Convertible Senior Notes due 2010 (“4% Convertible Senior Notes”)

On July 2, 2003, the Company issued $230,000,000 aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223,100,000 (after underwriting discounts of $6,900,000). The proceeds from the sale of these securities were used to fund a portion of the redemption price for the 10 5/8% Senior Discount Notes due 2007

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(“10 5/8% Discount Notes”). Semi-annual interest payments for the 4% Convertible Senior Notes are due on each January 15 and July 15, beginning on January 15, 2004. The maturity date of the 4% Convertible Senior Notes is July 15, 2010. In November 2004 and January and April 2005, the Company purchased a significant portion of the outstanding 4% Convertible Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below).

The 4% Convertible Senior Notes are redeemable at the option of the Company, in whole or in part, on or after July 18, 2008 at a price of 101.143% of the principal amount plus accrued interest. The redemption price is reduced to 100.571% on July 15, 2009. The 4% Convertible Senior Notes are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2005, conversion of all the outstanding 4% Convertible Senior Notes would result in the issuance of 5,906,000 shares of the Company’s common stock (see note 19).

10 3/8% Senior Discount Notes due 2011 (“10 3/8% Discount Notes”) and 9% Senior Notes due 2011 (“9% Senior Notes”)

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

In December 2003 and January 2004, the Company purchased a significant portion of the outstanding 10 3/8% Discount Notes and 9% Senior Notes in two cash tender offers and consent solicitations. In July 2005, the Company redeemed the remaining outstanding balance of the 10 3/8% Discount Notes and the 9% Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below).

11 1/4% Senior Discount Notes due 2011 (“11 1/4% Discount Notes”) and 9 1/2% Senior Notes due 2011 (“9 1/2% Senior Notes”)

The Company had originally issued $260,000,000 aggregate principal amount (at maturity) of its 11 1/4% Discount Notes and $125,000,000 aggregate principal amount of its 9 1/2% Senior Notes. The 11 1/4% Discount Notes will not pay any interest until February 1, 2005, at which time semi-annual interest payments will commence and become due on each February 1 and August 1 thereafter. Semi-annual interest payments for the 9 1/2% Senior Notes are due on each February 1 and August 1. The maturity date of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes is August 1, 2011. In July 2005, the Company redeemed the remaining outstanding balance of the 11 1/4% Discount Notes and the 9 1/2% Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below).

10 3/4% Senior Notes due 2011 (“10 3/4% Senior Notes”)

The Company had originally issued $500,000,000 aggregate principal amount of its 10 3/4% Senior Notes. Semi-annual interest payments for the 10 3/4% Senior Notes are due on each February 1 and August 1. The maturity date of the 10 3/4% Senior Notes is August 1, 2011.

The 10 3/4% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2005 at a price of 105.375% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2008, after which time the 10 3/4% Senior Notes are redeemable at par. In June 2005, the Company purchased a significant portion of the outstanding 10 3/4% Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below).

9 3/8% Senior Notes due 2011 (“9 3/8% Senior Notes”)

On May 10, 2001, the Company issued $450,000,000 aggregate principal amount of its 9 3/8% Senior Notes for proceeds of $441,000,000 (after underwriting discounts of $9,000,000). The proceeds from the sale of these

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

securities were used to fund the initial interest payments on the 9 3/8% Senior Notes and for general corporate purposes. Semi-annual interest payments for the 9 3/8% Senior Notes are due on each February 1 and August 1. The maturity date of the 9 3/8% Senior Notes is August 1, 2011.

The 9 3/8% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2006 at a price of 104.688% of the principal amount plus accrued interest. The redemption price is reduced annually until August 1, 2009, after which time the 9 3/8% Senior Notes are redeemable at par. In June 2005, the Company purchased a significant portion of the outstanding 9 3/8% Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below).

7.5% Senior Notes due 2013 (“7.5% Senior Notes”) and 7.5% Series B Senior Notes due 2013 (“7.5% Series B Senior Notes”)

On December 2, 2003, the Company issued $300,000,000 aggregate principal amount of its 7.5% Senior Notes for net proceeds of $293,250,000. The proceeds from the sale of these securities were used to fund a portion of the purchase price in connection with the cash tender offer for the Company’s 10 3/8% Discount Notes and 11 1/4% Discount Notes (see “Purchases and Redemption of the Company’s Debt Securities” below). On December 11, 2003, the Company issued $300,000,000 aggregate principal amount of its 7.5% Series B Senior Notes for net proceeds of $292,500,000. The proceeds from the sale of these securities were used to fund the purchase price in connection with the cash tender offer for the Company’s 9% Senior Notes and 9 1/2% Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below) and for general corporate purposes. Semi-annual interest payments for the 7.5% Senior Notes and the 7.5% Series B Senior Notes are due on each June 1 and December 1, beginning on June 1, 2004. The maturity date of the 7.5% Senior Notes and the 7.5% Series B Senior Notes is December 1, 2013.

The 7.5% Senior Notes and the 7.5% Series B Senior Notes are redeemable at the option of the Company, in whole or in part, on or after December 1, 2008 at a price of 103.75% of the principal amount plus accrued interest. The redemption price is reduced annually until December 1, 2011, after which time the 7.5% Senior Notes and the 7.5% Series B Senior Notes are redeemable at par. Prior to December 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the 7.5% Senior Notes and the 7.5% Series B Senior Notes, at a price of 107.5% of the principal amount thereof, with the net cash proceeds from a public offering of the Company’s common stock. In June 2005, the Company purchased a significant portion of the outstanding 7.5% Senior Notes and the 7.5% Series B Senior Notes (see “Purchases and Redemption of the Company’s Debt Securities” below).

Purchases and Redemption of the Company’s Debt Securities

On May 30, 2003, the Company announced that it had elected to redeem all of the 10 5/8% Discount Notes at the contractual redemption price of 105.313% of the outstanding principal amount. On July 7, 2003, the Company utilized $255,537,000 of its cash to redeem the $239,160,000 in outstanding principal amount of the 10 5/8% Discount Notes, including accrued interest thereon of $3,670,000. The redemption resulted in a loss of $18,857,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($6,151,000) and the redemption premium ($12,706,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss).

In October 2003, the Company purchased debt securities with an aggregate principal amount and carrying value of $18,178,000 in public market transactions. The Company utilized $20,146,000 of its cash to affect these debt purchases. The debt purchases resulted in losses of $2,397,000 which are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2003.

On November 24, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 10 3/8% Discount Notes and 11 1/4% Discount Notes. On December 18, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes were determined to be 104.569% of the outstanding principal amount at maturity for the 10 3/8% Discount Notes and 104.603% of the outstanding principal amount at maturity for the 11 1/4% Discount Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount at maturity of the tendered notes. On December 24, 2003, the Company (1) utilized approximately

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$456,218,000 of its cash to purchase the $436,284,000 in outstanding principal amount at maturity of the tendered 10 3/8% Discount Notes and (2) utilized approximately $200,158,000 of its cash to purchase the $191,350,000 in outstanding principal amount at maturity of the tendered 11 1/4% Discount Notes. The purchase of the tendered 10 3/8% Discount Notes resulted in a loss of $42,948,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($5,443,000) and the excess of the total purchase price over the carrying value of the tendered notes ($37,505,000). The purchase of the tendered 11 1/4% Discount Notes resulted in a loss of $22,910,000 for the year ended December 31, 2003, consisting of the write-off of unamortized deferred financing costs ($1,661,000) and the excess of the total purchase price over the carrying value of the tendered notes ($21,249,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2003.

On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes and 9 1/2% Senior Notes. On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9 1/2% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of the tendered notes. On January 7, 2004, the Company (1) utilized approximately $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized approximately $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9 1/2% Senior Notes, including accrued interest thereon of $4,508,000. The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9 1/2% Senior Notes resulted in a loss of $11,652,000 for the first quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes ($10,010,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2004.

In January 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principal amount at maturity of its 10 3/8% Discount Notes and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principal amount at maturity of its 11 1/4% Discount Notes, both in public market transactions. The debt purchases resulted in losses of $249,000 that are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2004.

The Company’s purchases of its debt securities in 2003 and January 2004, including the redemption of the 10 5/8% Discount Notes, the purchases in public market transactions discussed above and the purchases pursuant to the cash tender offers discussed above, resulted in losses of $87,112,000 ($0.40 per share) for the year ended December 31, 2003 and $24,367,000 for the three months ended March 31, 2004.

Such purchases were as follows:

			Cash Paid		Losses on Purchases
	Principal Amount	Carrying Value	2003	January 2004	2003	January 2004
	(In thousands of dollars)
10 5/8% Senior Discount Notes due 2007	$239,160	$239,160	$251,867	$—	$18,857	$—
10 3/8% Senior Discount Notes due 2011	437,784	420,162	456,218	1,570	42,948	139
9% Senior Notes due 2011	139,567	139,567	4,197	145,221	294	12,466
11 1/4% Senior Discount Notes due 2011	192,350	179,853	200,158	1,046	22,910	110
9 1/2% Senior Notes due 2011	109,512	109,512	—	119,522	—	11,652
10 3/4% Senior Notes due 2011	14,190	14,190	15,949	—	2,103	—

	$1,132,563	$1,102,444	$928,389	$267,359	$87,112	$24,367

Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s bondholders at the outstanding principal amount plus accrued interest (see note 3). On September 10, 2004, in order to satisfy these requirements under the indentures, the Company commenced an offer to purchase for cash up to $216,412,000 of its 10 3/4% Senior Notes, $205,574,000 of its 9 3/8% Senior Notes, $151,445,000 of its 7.5% Senior Notes and $151,445,000 of its 7.5% Series B Senior Notes in advance of the one year time period. The offer to purchase these securities expired on October 8, 2004, at which time the Company accepted an aggregate of $465,000 in notes that had been tendered. On October 12, 2004, the Company utilized $475,000 of its cash to purchase the $465,000 in outstanding principal amount of the tendered notes, including accrued interest thereon of $10,000. The purchase of the tendered notes resulted in a loss of $10,000 for the fourth quarter of 2004, consisting of the write-off of unamortized deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2004.

On November 8, 2004, the Company commenced a cash tender offer for all of its outstanding 4% Convertible Senior Notes. On December 3, 2004, in accordance with the terms of the tender offer, the purchase price for the tendered notes (excluding accrued interest through the purchase date) was determined to be 179.505% of the outstanding principal amount. On December 8, 2004, the Company utilized $86,896,000 of its cash to purchase the $47,984,000 in outstanding principal amount of the tendered 4% Convertible Senior Notes, including accrued interest thereon of $762,000. The purchase of the tendered 4% Convertible Senior Notes resulted in a loss of $39,396,000 for the fourth quarter of 2004, consisting of the write-off of unamortized deferred financing costs ($1,246,000) and the excess of the total purchase price over the carrying value of the tendered notes ($38,150,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2004. The purchase eliminated the potential future conversion of the purchased notes into 4,430,000 shares of common stock.

In January 2005, the Company utilized $175,439,000 of its cash to purchase $93,500,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $1,744,000, in public market transactions. The debt purchases resulted in losses of $82,587,000 for the twelve months ended December 31, 2005, consisting of the write-off of unamortized deferred financing costs ($2,392,000) and the excess of the total purchase price over the carrying value of the notes ($80,195,000). Such losses are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the twelve months ended December 31, 2005. The purchase eliminated the potential future conversion of the purchased notes into 8,633,000 shares of common stock.

In April 2005, the Company utilized $43,650,000 of its cash to purchase $24,552,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $218,000, in public market transactions. The purchase resulted in a loss of $19,483,000 being recorded for the twelve months ended December 31, 2005, consisting of the write-off of unamortized deferred financing costs ($603,000) and the excess of the total purchase price over the carrying value of the notes ($18,880,000). Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the twelve months ended December 31, 2005. The purchase eliminated the potential future conversion of the purchased notes into 2,267,000 shares of common stock. After the 2004 and 2005 purchases, the remaining amount of 4% Convertible Senior Notes is $63,964,000, which is convertible into 5,906,000 shares of common stock.

On May 17, 2005, the Company commenced cash tender offers and consent solicitations for all of its outstanding 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes. On May 31, 2005, in accordance with the terms of the tender offers, the purchase prices were determined to be 106.422%, 110.480%, 113.856% and 113.856% of the outstanding principal amount at maturity for the 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes, respectively. Such purchase prices include a consent payment of $40.00 per $1,000 principal amount of the notes tendered on or prior to the consent date. In June 2005, the Company (1) utilized approximately $461,029,000 of its cash to purchase the $418,304,000 in outstanding principal amount of the tendered 10 3/4% Senior Notes, including accrued interest thereon of $15,864,000, (2) utilized approximately $461,430,000 of its cash to purchase the $405,523,000 in outstanding principal amount of the tendered 9 3/8% Senior Notes, including accrued interest thereon of $13,412,000, (3) utilized approximately $341,903,000 of its cash to purchase the $299,944,000 in outstanding principal amount of the tendered 7.5% Senior Notes, including accrued interest thereon of $439,000, and (4) utilized approximately $341,954,000 of its cash to purchase the $299,962,000 in outstanding principal amount of the tendered 7.5% Series B Senior Notes, including

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accrued interest thereon of $437,000. The purchase of the tendered 10 3/4% Senior Notes resulted in a loss of $35,037,000 for the twelve months ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($8,176,000) and the excess of the total purchase price over the carrying value of the tendered notes ($26,861,000). The purchase of the tendered 9 3/8% Senior Notes resulted in a loss of $47,872,000 for the twelve months ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($5,377,000) and the excess of the total purchase price over the carrying value of the tendered notes ($42,495,000). The purchase of the tendered 7.5% Senior Notes resulted in a loss of $47,599,000 for the twelve months ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($6,079,000) and the excess of the total purchase price over the carrying value of the tendered notes ($41,520,000). The purchase of the tendered 7.5% Series B Senior Notes resulted in a loss of $48,543,000 for the twelve months ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($6,988,000) and the excess of the total purchase price over the carrying value of the tendered notes ($41,555,000).

On July 8, 2005, the Company redeemed the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes (“Redeemed Notes”). The Company utilized approximately $56,172,000 to redeem the $52,927,000 in outstanding principal amount of the Redeemed Notes, including accrued interest of $1,241,000. The redemptions resulted in losses of $2,676,000 for the twelve months ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($672,000) and the excess of the total purchase price over the carrying value of the Redeemed Notes ($2,004,000).

The Company’s purchases of its debt securities in 2005, including the redemption of the 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes and the purchases pursuant to the cash tender offers discussed above, resulted in losses of $283,797,000 ($1.30 per share), including the write-off of unamortized deferred financing costs of $30,287,000, for the year ended December 31, 2005. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2005.

Such purchases were as follows:

	Principal Amount and Carrying Value	Cash Paid	Losses on Purchases
		2005	2005
	(In thousands of dollars)
4% Convertible Senior Notes due 2010	$118,052	$217,127	$102,070
10 3/8% Senior Discount Notes due 2011	11,341	11,733	504
9% Senior Notes due 2011	26,133	26,917	1,214
11 1/4% Senior Discount Notes due 2011	10,700	11,302	676
9 1/2% Senior Notes due 2011	4,753	4,979	283
10 3/4% Senior Notes due 2011	418,304	445,166	35,037
9 3/8% Senior Notes due 2011	405,523	448,018	47,872
7.5% Senior Notes due 2013	299,944	341,464	47,598
7.5% Series B Senior Notes due 2013	299,962	341,517	48,543

	$1,594,712	$1,848,223	$283,797

Structural Subordination of the Debt Securities

The 4% Convertible Senior Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes (collectively, the “Debt Securities”) are or were senior indebtedness of the Company; however, they are unsecured and effectively subordinate to the liabilities of the Company’s subsidiaries. The indentures governing the Debt Securities (“Debt Securities Indentures”) placed restrictions on the Company’s ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. In conjunction with the aforementioned tender offers, along with the prior tender offers for the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes, certain of the requirements in the related Debt Securities Indentures were removed via consents obtained in connection with the tendered notes. The amendments to the Debt Securities Indentures removed substantially all of the covenant limitations previously imposed on the Company by the Debt Securities Indentures.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities

Scheduled maturities of total long-term debt outstanding at December 31, 2005 are as follows: years ending December 31, 2006—$295,000,000; 2007—$-0-; 2008—$-0-; 2009—$-0-; 2010—$1,963,964,000; thereafter—$11,722,000.

The $295,000,000 outstanding under the 2005 Credit Facility at December 31, 2005 is scheduled to mature during the year ending December 31, 2006.

Interest Rate Swap Agreements

The Company had an interest rate swap agreement in connection with amounts originally borrowed under the Crown Atlantic Credit Facility. This interest rate swap agreement had an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. As of December 31, 2004, the notional amount of this agreement was $51,250,000. The Company paid a fixed rate of 5.79% on the notional amount and received a floating rate based on LIBOR. This agreement effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a floating rate to a fixed rate of 5.79% plus the applicable margin. On June 8, 2005, in conjunction with the repayment of the Crown Atlantic Credit Facility, the Company paid $655,000 to terminate this interest rate swap agreement.

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

On May 18, 2005, the Company entered into a five-year forward starting interest rate swap agreement (“May 2005 Interest Rate Swap”) with a notional amount of $1,900,000,000 to fix its interest cash outflows, in contemplation of the $1,900,000,000 aggregate principal amount of Tower Revenue Notes that were issued on June 8, 2005, at 4.295% plus the applicable credit spread. The terms of the May 2005 Interest Rate Swap call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 4.295%. On May 27, 2005, the effective date of the May 2005 Interest Rate Swap, the May 2005 Interest Rate Swap was terminated, resulting in a $5,726,000 settlement payment by the Company. The settlement payment is included in accumulated other comprehensive income (loss) and will be amortized into interest expense on the statement of operations and comprehensive income (loss) on a straight-line basis through June of 2010, the Anticipated Repayment Date on the $1,900,000,000 aggregate principal amount of Tower Revenue Notes. The estimated amortization into interest expense is $1,145,000 for the twelve months ended December 31, 2006. The amortization of the settlement payment into interest expense increases the effective interest rate paid by the Company on the Tower Revenue Notes by approximately 0.06%.

On December 15, 2005, the Company entered into two five-year forward starting interest rate swap agreements (“December 2005 Interest Rate Swaps”) with notional amounts of $175,000,000 and $75,000,000, respectively, to fix its interest cash outflows, in contemplation of refinancing the 2005 Credit Facility in June 2006. The terms of the December 2005 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at fixed rates of 4.935% and 4.95% on the notional amounts of $175,000,000 and $75,000,000, respectively. The December 2005 Interest Rate Swaps will effectively change the interest rate on the refinance borrowings expected to occur in June 2006 from a floating rate based on LIBOR to an average rate of 4.9395% plus the applicable margin. The change in fair value of the December 2005 Interest Rate Swaps, from December 15, 2005 to December 31, 2005, totaled $475,000 and is recognized as an expense in interest and other income (expense) on the consolidated statement of operations and comprehensive income (loss). The December 2005 Interest Rate Swaps were terminated on January 27, 2006 (see note 19).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2006, the Company entered into three forward starting interest rate swap agreements with a combined notional amount of $1,900,000,000 to fix its interest cash outflows in contemplation of a June 2010 refinancing of the Tower Revenue Notes (see note 19).

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $7,780,000 and expire on various dates through May of 2007.

8. Income Taxes

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle by geographic area is as follows:

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars)
Domestic	$(440,315)	$(290,130)	$(384,798)
Foreign	(16,702)	(17,219)	(8,856)

	$(457,017)	$(307,349)	$(393,654)

The credit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2003	2004	2005
	(In thousands of dollars)
Current:
Foreign	$(465)	$(630)	$(521)
State	—	—	(1,085)
Deferred:
Federal	(2,000)	6,000	—
State	—	—	(1,619)

	$(2,465)	$5,370	$(3,225)

For the years ended December 31, 2003, 2004 and 2005, the Company has recognized deferred foreign income tax provisions of $7,053,000, $27,162,000 and $-0-, respectively, related to CCUK’s operating results. These income tax provisions are included in discontinued operations on the Company’s consolidated statement of operations and comprehensive income (loss). For the year ended December 31, 2003, the Company has also recognized a deferred foreign income tax benefit of $636,000 related to CCUK’s portion of the cumulative effect adjustment for asset retirement obligations. This income tax benefit is included in discontinued operations on the Company’s consolidated statement of operations and comprehensive income (loss). See note 3.

For the year ended December 31, 2004, the Company has recognized a federal alternative minimum tax expense of $18,000,000 related to the gain on disposal of CCUK. Such amount is included in discontinued operations on the Company’s consolidated statement of operations and comprehensive income (loss) (see note 3). The alternative minimum tax credit has an indefinite carryforward period.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation between the credit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars)
Benefit for income taxes at statutory rate	$159,956	$107,572	$137,779
Tax effect of foreign losses	(5,846)	(6,027)	(3,100)
Expenses for which no federal tax benefit was recognized	(117)	(168)	(1,842)
Losses for which no tax benefit was recognized	(156,458)	(96,007)	(133,358)
State tax provision	—	—	(2,704)

	$(2,465)	$5,370	$(3,225)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2005
	(As restated)
	(In thousands of dollars)
Deferred income tax liabilities:
Property and equipment	$504,154	$425,146
Deferred site rental receivable	29,415	30,383
Other	683	—

Total deferred income tax liabilities	534,252	455,529

Deferred income tax assets:
Net operating loss carryforwards	476,841	592,220
Deferred ground lease payable	36,682	42,235
Alternate minimum tax credit carryforward	18,000	18,000
Accrued liabilities	4,291	9,516
Puerto Rico losses	1,138	1,308
Receivables allowance	2,350	1,084
Derivative instruments	382	190
Intangible assets	88,968	91,041
Valuation allowances	(94,400)	(301,684)

Total deferred income tax assets, net	534,252	453,910

Net deferred income tax liabilities	$—	$(1,619)

Valuation allowances of $94,400,000 and $301,684,000 were recognized to offset net deferred income tax assets as of December 31, 2004 and 2005, respectively. If the benefits related to the valuation allowance are recognized in the future, such benefits would be allocated as follows in the Company’s consolidated financial statements:

(In thousands)
Consolidated statement of operations	$258,506
Other comprehensive income (loss)	—
Additional paid-in capital	43,178

$301,684

At December 31, 2005, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $1,437,000,000, $1,313,000,000 and $78,000,000, respectively, which are available to offset future federal taxable income. The federal loss carryforwards will expire in 2020 through 2025. The state net operating loss carryforwards expire in 2015 through 2025. The foreign net operating loss carryforwards remain available indefinitely provided certain continuity of business requirements are met. The utilization of the loss carryforwards is subject to certain limitations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $9,385,000 as of December 31, 2005, and are included in “Deferred rental revenues and other accrued liabilities”. These liabilities are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies”. The Company believes its contingent tax liabilities are adequate in the event certain tax positions are not ultimately upheld.

9. Minority Interests

Minority interests represent the minority partner’s interest in the operation of Crown Atlantic (43.1% through April 30, 2003, 37.245% from May 1, 2003 through November 4, 2004 and none thereafter), the minority partner’s interest in the operation of Crown Castle GT (17.8% through April 30, 2003 and none thereafter) and the minority shareholder’s 22.4% interest in the CCAL operations.

10. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31,
	2004	2005
	(In thousands of dollars)
8 1/4% Cumulative Convertible Redeemable Preferred Stock; shares issued and outstanding: December 31, 2004—200,000 (stated net of unamortized value of warrants; mandatory redemption and aggregate liquidation value of $200,000)	$197,025	$—
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	311,015	311,943

	$508,040	$311,943

8 1/4% Convertible Preferred Stock

The Company had originally issued 200,000 shares of its 8 1/4% Convertible Preferred Stock at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation (“GECC”). While the 8 1/4% Convertible Preferred Stock was outstanding, GECC was entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year, and the Company had the option to pay such dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. On December 16, 2005, the Company redeemed the outstanding balance of the 8 1/4% Convertible Preferred Stock (see “Purchases and Redemptions of the Company’s Preferred Stock” below).

For the years ended December 31, 2003 and 2004, dividends on our 8 1/4% Convertible Preferred Stock were paid with 2,190,000 and 1,140,000 shares of common stock. For the year ended December 31, 2005, dividends on our 8 1/4% Convertible Preferred Stock were paid with 245,000 shares of common stock and approximately $12,375,000 in cash.

In March, June and September 2003, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 1,825,000 shares of its common stock. The Company purchased the 1,825,000 shares of common stock from the dividend paying agent for a total of $12,382,000 in cash. In March, June and December 2004, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 845,000 shares of its common stock. The Company purchased the 845,000 shares of common stock from the dividend paying agent for a total of $12,245,000 in cash. In March 2005, the Company paid its quarterly dividend on the 8 1/4% Convertible Preferred Stock by issuing a total of 245,000 shares of common stock. The Company purchased the 245,000 shares of common stock from the dividend paying agent for a total of $4,074,350 in cash.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.25% Convertible Preferred Stock

The Company had originally issued 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the years ended December 31, 2003, 2004 and 2005, dividends were paid with 3,253,469, 1,498,361 and 631,700 shares of common stock, respectively, and were paid with approximately $9,939,000 of cash for 2005. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, we generally have the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8,625,085 million shares of common stock at 120% of the conversion price or $44.25.

The Company’s obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company, and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries.

Purchases and Redemption of the Company’s Preferred Stock

From March through October 2003, the Company purchased 222,898 shares of its 12 3/4% Senior Exchangeable Preferred Stock due in 2010 (“Exchangeable Preferred Stock”) in public market transactions. Such shares of preferred stock had an aggregate redemption amount of $222,898,000 and an aggregate carrying value (net of issue costs) of $212,622,000. The Company utilized $241,357,000 in cash to affect these preferred stock purchases. The preferred stock purchases resulted in a net loss of $28,735,000 for the year ended December 31, 2003. Of that amount, (1) $1,603,000 in net losses are offset against dividends on preferred stock in determining the net loss applicable to common stock for the calculation of loss per common share, and (2) $27,132,000 in net losses are included in interest and other income (expense) due to the reclassification of the Exchangeable Preferred Stock to liabilities upon adoption of SFAS 150 (see note 1).

On October 28, 2003, the Company issued a notice of redemption for the remaining outstanding shares of its Exchangeable Preferred Stock. On December 15, 2003, such shares were redeemed at a price of 106.375% of the liquidation preference. On the redemption date, such remaining shares had an aggregate redemption and liquidation value of approximately $46,973,000 and an aggregate carrying value (net of issue costs) of $44,807,000. The Company utilized approximately $49,968,000 of its cash to effect this redemption. The redemption resulted in a loss of approximately $5,161,000 for the year ended December 31, 2003. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss).

On November 30, 2005, the Company exercised its redemption right for the 8 1/4% Convertible Preferred Stock, On December 16, 2005, the Company redeemed its 8 1/4% Convertible Preferred Stock for $204,125,000 in cash, including accrued interest of $4,125,000. The redemption resulted in losses of $12,002,000 for the three months ended December 31, 2005, consisting of the write-off of deferred financing costs included in additional paid-in capital ($9,402,000) and the excess of the total purchase price over the carrying value of the 8 1/4% Convertible Preferred Stock ($2,599,000). Such loss is included in dividends on preferred stock, net of losses on purchases of preferred stock on the Company’s consolidated statement for the year ended December 31, 2005. The redemption eliminated the potential future conversion of the 8 1/4% Convertible Preferred Stock into 7,442,000 shares of common stock.

Mandatory Redemptions

The scheduled mandatory redemption of redeemable preferred stock outstanding at December 31, 2005 is $318,050,000 for years ending after December 31, 2010.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stockholders’ Equity

Purchases of Common Stock

In May 2003, the Company purchased 5,063,731 shares of its common stock from Verizon for $31,000,000 in cash (see note 2).

In August 2004, the Company began purchasing its common stock in public market transactions. Through September 3, 2004, the Company purchased a total of 2,666,400 shares of common stock. The Company utilized $35,981,000 in cash to effect these common stock purchases. From April through November 2005, the Company purchased 15,439,304 shares of common stock in public market transactions. The Company utilized $298,271,000 in cash to affect these purchases. The Company may choose to continue purchases of common stock in the future.

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

On April 29, 2003, the market performance of the common stock reached the first target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2003. This first target level was reached when the market price of the common stock closed at or above $5.54 per share for 20 consecutive trading days. As a result, the restrictions expired with respect to one third of such outstanding shares during the second quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $7,317,000 for the year ended December 31, 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 574,000 of such shares of common stock (at a price of $6.22 per share) for a total of $3,572,000 in cash.

On July 30, 2003, the market performance of the common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2003. This second target level was reached when the market price of the common stock closed at or above $8.30 per share (150% of the first target level of $5.54 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to an additional third of such shares during the third quarter of 2003. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $7,825,000 for the year ended December 31, 2003. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 552,000 of such shares of common stock (at a price of $9.88 per share) for a total of $5,454,000 in cash.

In March, April and May 2004, the Company granted approximately 1,343,000 shares of restricted common stock to approximately 500 of its employees (including approximately 175 employees of CCUK). These restricted shares had a weighted-average grant-date fair value of $13.99 per share, determined based on the closing market price of the common stock on the grant dates. The restrictions on the shares were to expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the common stock. In connection with these restricted shares, the Company was to recognize non-cash compensation charges of approximately $18,800,000 over the vesting period.

On April 27, 2004, the market performance of the common stock reached the third (and final) target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2003. This third target level was reached when the market price of the common stock closed at or above $12.45 per share (150% of the second target level of $8.30 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to the final third of such outstanding shares during the second quarter of 2004. The acceleration of the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

vesting for these shares resulted in the recognition of non-cash compensation charges of $5,378,000 for the three months ended June 30, 2004. All of the executives and employees elected to sell a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 587,300 of such shares of common stock (at a price of $14.92 per share) for a total of $8,762,000 in cash.

On October 27, 2004, the market performance of the common stock reached the first target level for accelerated vesting of the restricted common stock that had been issued during March, April and May 2004. This first target level was reached when the market price of the common stock closed at or above $14.81 per share (125% of the base price of $11.85 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to the first third of such outstanding shares during the fourth quarter of 2004. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of approximately $2,495,000 for the three months ended December 31, 2004. Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 153,100 of such shares of common stock (at a price of $15.52 per share) for a total of $2,376,000 in cash. Included in the 153,100 shares purchased were 55,748 shares related to former CCUK employees. The Company had previously recognized the compensation charges associated with the vesting of those restricted shares in the net gain on disposal of CCUK.

In February, March and April 2005, the Company granted a total of 376,901 shares of restricted common stock to certain of its non-executive employees. These restricted shares had a weighted average grant-date fair value of $16.16 per share, determined based on the closing market price of the common stock on the grant dates. The restrictions on the shares were to expire in various annual amounts over the vesting period of four years, with provisions for accelerated vesting based on the market performance of the common stock. In connection with these restricted shares, the Company was to recognize non-cash compensation charges of approximately $6,092,000 over the vesting period.

In February 2005, the Company granted 317,005 shares of restricted common stock to certain of its executives. The restrictions on the shares were to expire in various amounts over the vesting period of four years if the market performance of the common stock reached certain levels. Specifically, in the event the performance market target, $19.44 (20% above market price on the grant date) for 20 consecutive days during the vesting period, was met, 100% of any remaining shares not otherwise vested shall vest on the fourth anniversary of the grant date (February 24, 2009). Additionally, accelerated vesting of these restricted shares was to occur in one third increments if and when the per share market price of the common stock closes at or above $18.63, $21.42, and $24.64 per share, respectively for 20 consecutive trading days. However, in the event the common stock did not achieve the performance market target of $19.44 per share for 20 consecutive days during the vesting period, any remaining amounts unvested are subject to forfeiture at the end of the vesting period. In connection with these restricted shares, the Company was to recognize non-cash compensation charges totaling $6,404,000 based on fair value of the award at grant date for these performance-based awards.

On July 19, 2005, the market performance of the common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This second target level was reached when the market price of the common stock closed at or above $18.52 per share (125% of the first target level of $14.81 per share) for 20 consecutive days. As a result, the restrictions expired with respect to an additional one third of such shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,957,000 for the twelve months ended December 31, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 130,672 of such shares of common stock (at a price of $20.28 per share) for a total of $2,650,000 in cash. Included in the 130,672 shares purchased were 27,760 shares related to former CCUK employees. The Company had previously recognized the compensation charges associates with the vesting of those restricted shares in the net gain on disposal of CCUK.

On July 19, 2005, the market performance of the common stock reached the first target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This first target level was reached when the market price of the common stock closed at or above $18.63 per share (approximately 115%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the base price of $16.20 per share for executives and non-executive employees) for 20 consecutive days. As a result, the restrictions expired with respect to one third of such shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,570,000 for executives and $1,312,000 for non-executive employees, respectively, for the twelve months ended December 31, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 76,090 of such shares of common stock (at a price of $20.28 per share) for a total of $1,543,000 in cash.

On July 20, 2005, the market performance of the common stock reached the performance market target, $19.44 per share (20% above market price at the grant date), stipulated in the executive’s restricted stock agreements relating to the restricted stock awards granted in the first quarter of 2005. As a result, 100% of the executive’s remaining restricted common stock relating to such awards became eligible to vest on the fourth anniversary of the grant date (February 24, 2009), if not earlier based on stock market performance. Accelerated vesting of the remaining restricted common stock would still occur if and when the market price of the common stock closed at or above $21.42 and $24.64 per share, respectively, for 20 consecutive days.

On August 30, 2005, the market performance of the common stock reached the second target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This second target level was reached when the market price of the common stock closed at or above $21.42 per share (115% of the first target level of $18.63 per share) for 20 consecutive days. As a result, the restrictions expired with respect to an additional one third of such shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $1,962,000 for executives and $1,874,000 for non-executive employees, respectively, for the twelve months ended December 31, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased 76,299 of such shares of common stock (at a price of $24.48 per share) for a total of $1,868,000 in cash.

On September 16, 2005, the market performance of the common stock reached the third and final target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2004. This third and final target level was reached when the market price of the common stock closed at or above $23.14 per share (125% of the second target level of $18.52 per share) for 20 consecutive days. As a result, the restrictions expired with respect to the final third of such shares during the third quarter of 2005. The acceleration of the vesting for these shares resulted in the recognition of non-cash compensation charges of $2,993,000 for the twelve months ended December 31, 2005. Most of the executives and employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased 134,046 of such shares of common stock (at a price of $24.65 per share) for a total of $3,304,000 in cash. Included in the 134,046 shares purchased were 27,775 shares related to former CCUK employees. The Company had previously recognized the compensation charges associated with the vesting of those restricted shares in the net gain on disposal of CCUK.

On November 29, 2005, the market performance of the common stock reached the third and final target level for accelerated vesting of the restricted common stock that had been issued during the first quarter of 2005. This third and final target level was reached when the market price of the common stock closed at or above $24.64 per share (115% of the second target level of $18.63 per share) for 20 consecutive trading days. As a result, the restrictions expired with respect to the final third of such shares during the fourth quarter of 2005. The acceleration of the vesting of these shares resulted in the recognition of non-cash compensation charges of $1,943,000 for executives and $1,603,000 for non-executive employees, respectively, for the three months ended December 31, 2005. Most of the executives and non-executive employees elected to sell a portion of their vested shares in order to pay their minimum respective tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales. The Company purchased approximately 74,637 of such shares of common stock (at a price of $26.61 per share) for a total of $1,986,000 in cash.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of restricted common stock activity described above for the years ended December 31, 2003, 2004 and 2005 is as follows:

Shares granted during first quarter of 2003 (weighted-average grant-date fair value of $4.15 per share)	5,840,187
Shares granted during third and fourth quarters of 2003 (weighted-average grant-date fair value of $10.62 per share)	57,080
Shares vested during 2003	(3,817,057)
Shares forfeited during 2003	(207,343)

Shares outstanding at December 31, 2003	1,872,867
Shares granted during March, April and May of 2004 (weighted-average grant-date fair value of $13.99 per share)	1,343,432
Other shares granted during 2004 (weighted-average grant-date fair value of $13.81 per share)	15,080
Shares vested during 2004	(2,253,787)
Shares forfeited during 2004	(59,234)

Shares outstanding at December 31, 2004	918,358
Shares granted during March, April and May 2005 (weighted-average grant-date fair value of $16.16 per share)	693,906
Other shares granted during 2005 (weighted-average grant-date fair value of $22.90 per share)	67,950
Shares vested during 2005	(1,460,507)
Shares forfeited during 2005	(125,291)

Shares outstanding at December 31, 2005	94,416

Other Compensation Charges Related to Stock Awards

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

On January 1, 2003, the Company adopted the fair value method of accounting (using the “prospective method” of transition) for stock-based employee compensation awards granted on or after that date (see note 1). As a result, the Company is recognizing non-cash compensation charges for stock options granted in 2003. Such charges will amount to approximately $561,000 over a five-year period ending in 2008 (of which $184,000 and $377,000 relate to stock options granted by CCIC and CCAL, respectively).

In February 2003, the Company issued 105,000 shares of common stock to the non-employee members of its Board of Directors. These shares had a grant-date fair value of $3.95 per share. In connection with these shares, the Company recognized non-cash compensation charges of $415,000 for the year ended December 31, 2003.

In February 2004, the Company issued 35,400 shares of common stock to the non-employee members of its Board of Directors. These shares had a grant-date fair value of $11.85 per share. In connection with these shares, the Company recognized non-cash compensation charges of $419,000 for the year ended December 31, 2004.

In December 2004, the Company modified the vesting and exercise terms of outstanding stock options for certain terminated executives (see note 15). As a result, the Company recognized non-cash restructuring charges of $2,790,000 for the fourth quarter of 2004.

In February and June 2005, the Company issued 35,650 and 5,357 shares, respectively, of common stock to the non-employee members of its Board of Directors. These shares had a grant-date fair value of $16.20 and $16.80 per share, respectively. In connection with these shares, the Company recognized non-cash compensation charges of approximately $668,000 for the year ended December 31, 2005.

In the first quarter of 2005, the Company modified the vesting and exercise terms of outstanding stock options and restricted stock awards for certain terminated employees relating to the consolidation of certain corporate management functions as a result of the sale of CCUK (see note 3). As a result, the Company recognized non-cash restructuring charges of $6,012,000 and $412,000 for the year ended December 31, 2005, for outstanding stock options and restricted stock awards, respectively (see note 16).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

In 2001, the Company adopted the Crown Castle International Corp. 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”). Up to 8,000,000 shares of common stock have been reserved under the 2001 Stock Incentive Plan for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These awards will vest over periods to be determined by the Company’s Board of Directors, and will have a maximum term of 10 years from the date of the grant.

In 2004, the Company adopted the Crown Castle International Corp. 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”). Up to 6,000,000 shares of common stock have been reserved under the 2004 Stock Incentive Plan for awards granted to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. These awards will vest over periods to be determined by the Company’s Board of Directors, and will have a maximum term of 10 years from the date of the grant. The maximum number of shares of common stock that may be issued under the 2004 Stock Incentive Plan may be increased by an additional amount equal to a reduction, from time to time, in the number of shares of common stock available for stock option grants pursuant to the Crown Castle International Corp. 1995 Stock Option Plan (as amended, the “1995 Stock Option Plan”); provided, however, that the aggregate number of shares added shall not exceed 10,000,000 shares. Pursuant to this provision, in 2005, the Company transferred 5,200,000 shares from the Crown Castle International Corp. 1995 Stock Option Plan to the 2004 Stock Incentive Plan.

A summary of stock options granted under the various equity incentive plans is as follows for the years ended December 31, 2003, 2004 and 2005:

	2003		2004		2005
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	22,975,116	$14.71	18,994,396	$15.30	14,433,272	$16.46
Options granted	57,500	6.86	—	—	—	—
Options exercised	(1,570,687)	5.09	(3,592,071)	8.93	(4,764,054)	12.29
Options forfeited	(2,467,533)	16.10	(969,053)	22.43	(1,071,068)	24.00

Options outstanding at end of year	18,994,396	15.30	14,433,272	16.46	8,598,150	17.82

Options exercisable at end of year	13,801,678	16.93	10,530,164	19.06	8,535,690	17.86

A summary of options outstanding as of December 31, 2005 is as follows:

Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life	Number of Options Exercisable
$-0- to $4.00	52,108	6.00	41,748
4.01 to 8.00	752,601	3.90	723,521
8.01 to 12.00	2,553,000	5.38	2,547,080
12.01 to 16.00	505,000	3.50	504,000
16.01 to 20.00	1,011,317	3.45	1,007,017
20.01 to 30.00	2,764,840	3.77	2,753,040
30.01 to 39.75	959,284	3.50	959,284

	8,598,150		8,535,690

The weighted-average fair value of options granted during the year ended December 31, 2003 was $4.51. See note 1 for a tabular presentation of the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of grant. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions about the options:

Years Ended December 31,
2003
Risk-free interest rate	3.06%
Expected life	5.0 years
Expected volatility	80%
Expected dividend yield	0%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CCAL Share Option Scheme

In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (“CCAL Share Option Scheme”). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of five years from the date of grant (as determined by CCAL’s Board of Directors) and have a maximum term of seven years from the date of grant. Through December 31, 2002, all options granted under this plan have an exercise price of Australian $1.00 per share (approximately $0.75). Options granted under this plan in 2003 and 2005 have an exercise price of Australian $0.92 and $1.22 per share (approximately $0.69 and $0.93), respectively.

A summary of awards granted under the CCAL Share Option Scheme is as follows for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Options outstanding at beginning of year	5,932,062	6,527,062	3,186,000
Options granted	1,470,000	—	3,207,500
Options forfeited	(875,000)	(3,341,062)	(535,000)

Options outstanding at end of year	6,527,062	3,186,000	5,858,500

Options exercisable at end of year	2,094,625	1,578,800	1,910,000

The estimated fair value of options granted under the CCAL Share Option Scheme was Australian $0.49 and $0.81 per share (approximately $0.37 and $0.62) in 2003 and 2005, respectively, based on the Black-Scholes option pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2003	2005
Risk-free interest rate	5.95%	3.90%
Expected life	5.0 years	5.0 Years
Expected volatility	45%	80%
Expected dividend yield	0%	0%

Shares Reserved For Issuance

At December 31, 2005, the Company had the following shares reserved for future issuance:

Common Stock:
Convertible Senior Notes	5,906,187
Convertible Preferred Stock	8,625,085
U.S. Stock compensation plans	20,548,476
Warrants	639,990

35,719,738

12. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $2,935,000, $2,871,000 and $3,166,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Related Party Transactions

Included in other receivables at December 31, 2004 and 2005 are amounts due from employees of the Company totaling $89,000 and $52,000, respectively.

For the years ended December 31, 2003 and 2004, the Company had revenues from Verizon Wireless of $128,131,000 and $131,724,000, respectively. Verizon Wireless is a majority owned subsidiary of Verizon, the Company’s former partner in Crown Atlantic and Crown Castle GT (see note 7).

Included in trade receivables at December 31, 2005, are amounts due from FiberTower totaling $197,000. For the year ended December 31, 2005, the Company had revenues from FiberTower of $347,000. The Company owns a 36% minority interest position in FiberTower (see note 6).

Included in other receivables at December 31, 2005 are amounts due from CCAL’s minority shareholder totaling $308,000.

14. Commitments and Contingencies

At December 31, 2005, minimum rental commitments under operating leases are as follows: years ending December 31, 2006—$112,928,000; 2007—$114,344,000; 2008—$115,121,000; 2009—$115,678,000; 2010—$116,762,000; thereafter—$1,434,432,000. Such amounts relate primarily to ground lease obligations for tower sites, and are based on the assumption that payments will be made through the end of the period for which the Company holds renewal rights. Rental expense for operating leases was $124,878,000 (as restated), $129,920,000 (as restated) and $135,529,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

15. Operating Segments and Concentrations of Credit Risk

Operating Segments

The Company’s reportable operating segments for 2005 are (1) US tower operations (“CCUSA”), (2) CCAL, (3) Emerging Businesses and (4) Corporate Office and Other. Financial results for the Company are reported to management and the Board of Directors in this manner.

Prior to its sale in June 2004, CCUK, the Company’s UK tower and broadcasting operations, was a reportable segment. For all periods presented, CCUK has been classified as a component of Corporate Office and Other on a discontinued operations basis (see note 3).

On November 4, 2004, the Company entered into an agreement with a subsidiary of Verizon to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic. Following this transaction, the Company has combined the Crown Atlantic operating segment with the CCUSA operating segment. As a result of acquiring this remaining interest, Crown Atlantic has been presented in the CCUSA operating segment for all periods presented (see note 2).

The Company has pursued and is currently pursuing emerging strategic opportunities and adjacent businesses, including the Modeo, formerly known as Crown Castle Mobile Media, and Crown Castle Solutions businesses. For all periods presented, Modeo and Crown Castle Solutions have been classified as the segment Emerging Businesses. Modeo had previously been reported within the Corporate Office and Other segment, while Crown Castle Solutions had previously been reported within the CCUSA segment.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating non-cash compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments.

The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2003
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(As restated)	(As restated)			(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$454,481	$30,360	$—	$—	$484,841
Network services and other	68,828	3,488	—	—	72,316

	523,309	33,848	—	—	557,157

Costs of operations (exclusive of depreciation and amortization)	211,456	14,737	—	—	226,193
General and administrative	64,736	7,856	214	22,349	95,155
Corporate development	—	—	—	5,564	5,564
Restructuring charges	1,291	—	—	—	1,291
Asset write-down charges	14,317	—	—	—	14,317
Depreciation and amortization	253,730	25,733	188	1,377	281,028

Operating income (loss)	(22,221)	(14,478)	(402)	(29,290)	(66,391)
Interest and other income (expense)	(13,001)	1,539	—	(120,330)	(131,792)
Interest expense and amortization of deferred financing costs	(55,072)	(3,763)	—	(199,999)	(258,834)
Provision for income taxes	(2,000)	(465)	—	—	(2,465)
Minority interests	(1,170)	5,162	—	—	3,992

Income (loss) from continuing operations	(93,464)	(12,005)	(402)	(349,619)	(455,490)
Income from discontinued operations	—	—	—	4,430	4,430
Cumulative effect of a change in accounting principle	(494)	(57)	—	—	(551)

Net income (loss)	$(93,958)	$(12,062)	$(402)	$(345,189)	$(451,611)

Capital expenditures	$23,565	$3,381	$298	$111	$27,355

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(As restated)	(As restated)		(As restated)	(As restated)
	(In thousands of dollars)
Net revenues:
Site rental	$497,984	$40,325	$—	$—	$538,309
Network services and other	61,380	4,305	208	—	65,893

	559,364	44,630	208	—	604,202

Costs of operations (exclusive of depreciation, amortization and accretion)	209,949	19,255	1,821	—	231,025
General and administrative	59,486	10,607	4,205	23,367	97,665
Corporate development	—	—	—	1,455	1,455
Restructuring charges (credits)	(419)	—	—	4,148	3,729
Asset write-down charges	7,652	—	—	—	7,652
Depreciation, amortization and accretion	256,914	27,141	464	472	284,991

Operating income (loss)	25,782	(12,373)	(6,282)	(29,442)	(22,315)
Interest and other income (expense)	(9,281)	(405)	(27)	(68,551)	(78,264)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(53,595)	(4,441)	—	(148,734)	(206,770)
Benefit (provision) for income taxes	6,000	(630)	—	—	5,370
Minority interests	(5,109)	5,507	—	—	398

Income (loss) from continuing operations	(36,203)	(12,342)	(6,309)	(246,727)	(301,581)
Income (loss) from discontinued operations	(4,279)	—	—	538,967	534,688

Net income (loss)	$(40,482)	$(12,342)	$(6,309)	$292,240	$233,107

Capital expenditures	$37,680	$2,682	$2,501	$55	$42,918

Total assets (at year end)	$3,828,963	$291,156	$15,544	$438,904	$4,574,567

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$549,363	$47,481	$281	$—	$597,125
Network services and other	72,537	7,097	—	—	79,634

	621,900	54,578	281	—	676,759

Costs of operations (exclusive of depreciation, amortization and accretion)	228,815	21,025	2,145	—	251,985
General and administrative	61,509	11,787	3,694	28,773	105,763
Corporate development	—	—	3,702	194	3,896
Restructuring charges (credits)	—	—	—	8,477	8,477
Asset write-down charges	2,359	566	—	—	2,925
Depreciation, amortization and accretion	253,263	26,898	685	272	281,118

Operating income (loss)	75,954	(5,698)	(9,945)	(37,716)	22,595
Interest and other income (expense)	5,552	791	—	(288,786)	(282,443)
Interest expense and amortization of deferred financing costs	(64,607)	(3,949)	(1)	(65,249)	(133,806)
Provision for income taxes	(2,704)	(521)	—	—	(3,225)
Minority interests	—	3,462	63	—	3,525

Income (loss) from continuing operations	14,195	(5,915)	(9,883)	(391,751)	(393,354)
Income from discontinued operations	848	—	—	—	848
Cumulative effect of a change in accounting principle	(7,920)	(1,111)	—	—	(9,031)

Net income (loss)	$7,123	$(7,026)	$(9,883)	$(391,751)	$(401,537)

Capital expenditures	$45,797	$2,630	$16,206	$45	$64,678

Total assets (at year end)	$3,746,432	$245,346	$30,702	$108,837	$4,131,317

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2003, 2004, and 2005:

	Year Ended December 31, 2003
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(As restated)	(As restated)			(As restated)
	(In thousands of dollars)
Net loss	$(93,958)	$(12,062)	$(402)	$(345,189)	$(451,611)
Adjustments:
Income (loss) from discontinued operations, net of tax	—	—	—	(4,430)	(4,430)
Minority interests	1,170	(5,162)	—	—	(3,992)
Provision for income taxes	2,000	465	—	—	2,465
Interest expense and amortization of deferred financing costs	55,072	3,763	—	199,999	258,834
Interest and other income (expense)	13,001	(1,539)	—	120,330	131,792
Depreciation, amortization and accretion	253,730	25,733	188	1,377	281,028
Operating non-cash compensation charges	8,048	20	—	5,918	13,986
Asset write-down charges	14,317	—	—	—	14,317
Cumulative effect of a change in accounting principle	494	57	—	—	551
Restructuring charges, including non-cash compensation charges	1,291	—	—	—	1,291

Adjusted EBITDA	$255,165	$11,275	$(214)	$(21,995)	$244,231

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(As restated)	(As restated)		(As restated)	(As restated)
	(In thousands of dollars)
Net income (loss)	$(40,482)	$(12,342)	$(6,309)	$292,240	$233,107
Adjustments:
Income (loss) from discontinued operations, net of tax	4,279	—	—	(538,967)	(534,688)
Minority interests	5,109	(5,507)	—	—	(398)
(Benefit) provision for income taxes	(6,000)	630	—	—	(5,370)
Interest expense and amortization of deferred financing costs	53,595	4,441	—	148,734	206,770
Interest and other income (expense)	9,281	405	27	68,551	78,264
Depreciation, amortization and accretion	256,914	27,141	464	472	284,991
Operating non-cash compensation charges	7,253	66	—	5,769	13,088
Asset write-down charges	7,652	—	—	—	7,652
Restructuring charges (credits), including non-cash compensation	(419)	—	—	4,148	3,729

Adjusted EBITDA	$297,182	$14,834	$(5,818)	$(19,053)	$287,145

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$7,123	$(7,026)	$(9,883)	$(391,751)	$(401,537)
Adjustments:
Income from discontinued operations, net of tax	(848)	—	—	—	(848)
Minority interests	—	(3,462)	(63)	—	(3,525)
Provision for income taxes	2,704	521	—	—	3,225
Interest expense and amortization of deferred financing costs	64,607	3,949	1	65,249	133,806
Interest and other income (expense)	(5,552)	(791)	—	288,786	282,443
Depreciation, amortization and accretion	253,263	26,898	685	272	281,118
Operating non-cash compensation charges	7,922	344	967	10,714	19,947
Asset write-down charges	2,359	566	—	—	2,925
Cumulative effect of a change in accounting principle	7,920	1,111	—	—	9,031
Restructuring charges (credits), including non-cash compensation	—	—	—	8,477	8,477

Adjusted EBITDA	$339,498	$22,110	$(8,293)	$(18,253)	$335,062

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of operating non-cash compensation are as follows:

	Year Ended December 31, 2003
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$279	$—	$—	$—	$279
Network services and other costs of operations	142	—	—	—	142
General and administrative expenses	7,627	20	—	5,918	13,565

Operating non-cash compensation charges	8,048	20	—	5,918	13,986
Restructuring charges	—	—	—	—	—

Total non-cash compensation	$8,048	$20	$—	$5,918	$13,986

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$553	$—	$—	$—	$553
Network services and other costs of operations	280	—	—	—	280
General and administrative expenses	6,420	66	—	5,769	12,255

Operating non-cash compensation charges	7,253	66	—	5,769	13,088
Restructuring charges	—	—	—	2,859	2,859

Total non-cash compensation	$7,253	$66	$—	$8,628	$15,947

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating non-cash compensation:
Site rental costs of operations	$715	$—	$—	$—	$715
Network services and other costs of operations	349	—	—	—	349
General and administrative expenses	6,858	344	967	10,714	18,883

Operating non-cash compensation charges	7,922	344	967	10,714	19,947
Restructuring charges	—	—	—	6,424	6,424

Total non-cash compensation	$7,922	$344	$967	$17,138	$26,371

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars)
United States	$513,312	$549,906	$612,362
Puerto Rico	9,997	9,666	9,819

Total domestic operations	523,309	559,572	622,181

Australia	33,848	44,630	54,578

	$557,157	$604,202	$676,759

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of long-lived assets by country of location is as follows:

	December 31, 2004
	United States and Puerto Rico	Australia	Consolidated Total
	(As restated)	(As restated)	(As restated)
	(In thousands of dollars)
Property and equipment, net	$3,130,945	$244,077	$3,375,022
Goodwill	332,493	—	332,493
Deferred site rental receivable	65,892	16,450	82,342
Deferred financing costs and other assets, net	145,526	471	145,997

	$3,674,856	$260,998	$3,935,854

	December 31, 2005
	United States and Puerto Rico	Australia	Consolidated Total
	(In thousands of dollars)
Property and equipment, net	$3,087,947	$206,386	$3,294,333
Goodwill	340,412	—	340,412
Deferred site rental receivable	68,118	19,274	87,392
Deferred financing costs and other assets, net	183,664	407	184,071

	$3,680,141	$226,067	$3,906,208

Major Customers

For the years ended December 31, 2003 (as restated), 2004 (as restated) and 2005, consolidated net revenues include $116,779,000, $150,417,000 and $159,341,000, respectively, from Cingular Wireless and its predecessor companies, a customer of CCUSA. For the years ended December 31, 2003 (as restated), 2004 (as restated) and 2005, consolidated net revenues include $128,131,000, $131,724,000 and $158,054,000, respectively, from Verizon Wireless, a customer of CCUSA. For the years ended December 31, 2003 (as restated), 2004 (as restated) and 2005, consolidated net revenues include $66,746,000, $75,090,000 and $85,495,000, respectively, from Sprint Nextel and its predecessor companies, a customer of CCUSA.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions.

The Company derives the largest portion of its revenues from customers in the wireless telecommunications industry. In addition, the Company has concentrations of operations in certain geographic areas (including various regions in the U.S.). The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers.

16. Restructuring Charges and Asset Write-Down Charges

In October 2002, the Company announced a restructuring of its U.S. business in order to flatten its organizational structure to better align with customer demand and enhance the Company’s regional focus to improve customer service. The continued execution of this October 2002 restructuring plan lead to further headcount reductions in the U.S. businesses during the second quarter of 2003. As a result, the Company reduced its U.S. workforce by approximately 60 employees (approximately 9%) and initiated efforts to sublease vacated office space at two of its locations. The actions taken for this restructuring were substantially completed at June 30, 2003. In connection with this restructuring, the Company recorded cash charges of $2,349,000 for the year ended December 31, 2003 related to employee severance payments and lease termination costs.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the sale of CCUK (see note 3), the Company consolidated certain corporate management functions in December 2004 and January 2005. In connection with this restructuring, the Company recorded cash charges of $1,348,000 for the fourth quarter of 2004 related to employee severance payments. In addition, in the fourth quarter of 2004 the Company recorded non-cash restructuring charges in connection with the modification of stock options for certain terminated executives (see note 11).

During the first quarter of 2005, the Company completed the consolidation of certain management functions as a result of the sale of CCUK. In connection with this restructuring, the Company recorded cash charges of $2,053,000 for the year ended December 31, 2005 related to employee severance payments. In addition to the cash charges, during this same period the Company recorded non-cash restructuring charges of $6,424,000 in connection with the modification of stock options and restricted stock awards for certain terminated executives (see note 11).

At December 31, 2004 and 2005, other accrued liabilities includes $1,942,000 and $1,694,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Year Ended December 31, 2003
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$1,759	$341	$2,100
Costs of office closures and other	2,854	—	2,854

	4,613	341	4,954

Amounts charged (credited) to expense:
Employee severance	999	—	999
Costs of office closures and other	292	—	292

Total restructuring charges (credits)	1,291	—	1,291

Amounts paid:
Employee severance	(2,265)	(308)	(2,573)
Costs of office closures and other	(956)	—	(956)

	(3,221)	(308)	(3,529)

Amounts accrued at end of year:
Employee severance	493	33	526
Costs of office closures and other	2,190	—	2,190

	$2,683	$33	$2,716

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2004
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$493	$33	$526
Costs of office closures and other	2,190	—	2,190

	2,683	33	2,716

Amounts charged (credited) to expense:
Employee severance	25	1,289	1,314
Costs of office closures and other	(444)	—	(444)

Total restructuring charges (credits)	(419)	1,289	870

Amounts paid:
Employee severance	(518)	(784)	(1,302)
Costs of office closures and other	(342)	—	(342)

	(860)	(784)	(1,644)

Amounts accrued at end of year:
Employee severance	—	538	538
Costs of office closures and other	1,404	—	1,404

	$1,404	$538	$1,942

	Year Ended December 31, 2005
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$—	$538	$538
Costs of office closures and other	1,404	—	1,404

	1,404	538	1,942

Amounts charged to expense:
Employee severance	—	2,053	2,053
Costs of office closures and other	—	—	—

Total restructuring charges	—	2,053	2,053

Amounts paid:
Employee severance	—	(1,978)	(1,978)
Costs of office closures and other	(323)	—	(323)

	(323)	(1,978)	(2,301)

Amounts accrued at end of year:
Employee severance	—	613	613
Costs of office closures and other	1,081	—	1,081

	$1,081	$613	$1,694

During the year ended December 31, 2003, the Company abandoned an additional portion of its construction in process and certain other assets and recorded asset write-down charges of $14,317,000 for CCUSA.

During the years ended December 31, 2004 and 2005, the Company abandoned or disposed of certain towers, towers in development and certain other assets and recorded asset write-down charges of $7,652,000 and $2,359,000, respectively, for CCUSA and $-0- and $566,000, respectively, for CCAL.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Supplemental Cash Flow Information

Supplementary schedule of non-cash investing and financing activities:

	Year Ended December 31,
	2003	2004	2005
	(As restated)	(As restated)
	(In thousands of dollars)
Amounts recorded in connection with acquisitions (see note 2):
Fair value of net assets recorded, including goodwill and other intangible assets	$25,366	$146,756	$—
Minority interest acquired	47,259	148,244	—
Minority interest issued	(66,752)	—	—

Supplemental disclosure of cash flow information:
	Year Ended December 31,
	2003	2004	2005
	(In thousands of dollars)
Interest paid	$177,547	$199,836	$158,165
Income taxes paid (refund) (including $-0-, $11,000 and $(2,385) related to CCUK) (notes 3 and 8)	465	11,630	(1,864)

18. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2004 and 2005 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands of dollars, except per share amounts)
2004:
Net revenues	$145,086	$150,972	$150,403	$157,741
Operating income (loss)	(6,291)	(7,224)	859	(9,659)
Loss from continuing operations	(89,753)	(66,003)	(58,601)	(87,224)
Income (loss) from discontinued operations	13,002	15,108	507,005	(427)
Net income (loss)	(76,751)	(50,895)	448,404	(87,651)
Per common share – basic and diluted:
Loss from continuing operations	(0.45)	(0.34)	(0.31)	(0.44)
Income (loss) from discontinued operations	0.06	0.07	2.28	—
Net income (loss)	(0.39)	(0.27)	1.97	(0.44)

2005:
Net revenues	$157,647	$168,227	$172,259	$178,626
Operating income (loss)	(4,222)	9,350	1,730	15,737
Income (loss) from continuing operations	(125,448)	(228,098)	(25,536)	(14,272)
Income (loss) from discontinued operations	(1,499)	2,347	—	—
Net income (loss)	(126,947)	(225,751)	(25,536)	(23,303)*
Per common share – basic and diluted:
Loss from continuing operations	(0.60)	(1.09)	(0.16)	(0.17)
Income from discontinued operations	(0.01)	0.01	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.04)
Net income (loss)	(0.61)	(1.08)	(0.16)	(0.21)

*	Inclusive of a $9,031,000 charge for the cumulative effect of a change in accounting principle relating to asset retirement obligations (see note 1).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As Previously Stated	Restatement Adjustments	As Restated
	(In thousands of dollars, except per share amounts)
Three Months Ended March 31, 2004:
Site rental revenues	$130,180	$203	$130,383
Site rental costs of operations	44,602	30	44,632
Depreciation, amortization and accretion expense	70,743	347	71,090
Operating income (loss)	(6,117)	(174)	(6,291)
Minority interests	(131)	60	(71)
Net income (loss)	(76,637)	(114)	(76,751)
Net income (loss) per common share – basic and diluted	(0.39)	—	(0.39)

Three Months Ended June 30, 2004:
Site rental revenues	$132,507	$217	$132,724
Site rental costs of operations	45,618	30	45,648
Depreciation, amortization and accretion expense	70,473	363	70,836
Operating income (loss)	(7,048)	(176)	(7,224)
Minority interests	(277)	61	(216)
Net income (loss)	(50,780)	(115)	(50,895)
Net income (loss) per common share – basic and diluted	(0.27)	—	(0.27)

Three Months Ended September 30, 2004:
Site rental revenues	$135,229	$218	$135,447
Site rental costs of operations	45,804	30	45,834
Depreciation, amortization and accretion expense	69,925	366	70,291
Operating income (loss)	1,037	(178)	859
Minority interests	(544)	61	(483)
Income from discontinued operations, net of tax	509,140	(2,135)	507,005
Net income (loss)	450,656	(2,252)	448,404
Net income (loss) per common share – basic and diluted	1.98	(0.01)	1.97

	As Previously Stated	Restatement Adjustments	As Restated	Adjustments to Present OpenCell as Discontinued Operations	Adjustments to Present Non-Cash Compensation in Accordance with SAB 107	As Restated on Continuing Operations Basis
Three Months Ended December 31, 2004:
Site rental revenues	$139,549	$206	$139,755	$—	$—	$139,755
Network services and other revenues	18,228	—	18,228	(242)	—	17,986
Site rental costs of operations	47,918	30	47,948	—	211	48,159
Network services cost of operations and other	13,261	—	13,261	(474)	107	12,894
General and administrative	23,294	—	23,294	(1,108)	2,910	25,096
Restructuring charges	1,348	—	1,348	—	2,859	4,207
Non-cash compensation charges	6,087	—	6,087	—	(6,087)	—
Depreciation, amortization and accretion expense	72,537	350	72,887	(113)	—	72,774
Operating income (loss)	(10,938)	(174)	(11,112)	1,453	—	(9,659)
Interest and other income (expense)	(38,155)	—	(38,155)	170	—	(37,985)
Minority interests	1,154	14	1,168	—	—	1,168
Income from discontinued operations, net of tax	558	638	1,196	(1,623)	—	(427)
Net income (loss)	(88,129)	478	(87,651)	—	—	(87,651)
Net income (loss) per common share – basic and diluted	(0.44)	—	(0.44)	—	—	(0.44)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As Previously Stated	Restatement Adjustments	As Restated
	(In thousands of dollars, except per share amounts)
Three Months Ended March 31, 2005:
Site rental revenues	$140,926	$542	$141,468
Site rental costs of operations	47,680	643	48,323
General and administrative	22,547	(1)	22,546
Depreciation, amortization and accretion expense	72,172	(1,985)	70,187
Operating income (loss)	(6,107)	1,885	(4,222)
Minority interests	1,275	(71)	1,204
Net income (loss)	(128,761)	1,814	(126,947)
Net income (loss) per common share – basic and diluted	(0.62)	0.01	(0.61)

Three Months Ended June 30, 2005:
Site rental revenues	$146,867	$542	$147,409
Site rental costs of operations	47,759	643	48,402
General and administrative	23,890	110	24,000
Depreciation, amortization and accretion expense	72,712	(1,982)	70,730
Operating income (loss)	7,579	1,771	9,350
Minority interests	798	(71)	727
Net income (loss)	(227,451)	1,700	(225,751)
Net income (loss) per common share – basic and diluted	(1.09)	0.01	(1.08)

Three Months Ended September 30, 2005:
Site rental revenues	$152,260	$542	$152,802
Site rental costs of operations	50,029	642	50,671
General and administrative	33,484	774	34,258
Depreciation, amortization and accretion expense	72,192	(1,977)	70,215
Operating income (loss)	627	1,103	1,730
Minority interests	904	(70)	834
Income from discontinued operations, net of tax	(1,497)	1,497	—
Net income (loss)	(28,066)	2,530	(25,536)
Net income (loss) per common share – basic and diluted	(0.17)	0.01	(0.16)

19. Subsequent Events

Convertible Senior Notes

On January 23, 2006, a holder converted $100,000 of the 4% Convertible Senior Notes into 9,233 shares of common stock. Conversion of the remaining outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5,897,000 shares of common stock.

Interest Rate Swaps

On January 27, 2006, the Company terminated the December 2005 Interest Rate Swaps. No settlement payment was required to terminate the swaps. Two new interest rate swaps with similar terms were entered into on January 27, 2006 to fix its interest cash outflows, in contemplation of refinancing the 2005 Credit Facility in June 2006. The terms of the interest rate swaps call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a weighted average fixed annual rate of 4.9045%.

On March 2, 2006, the Company entered into three five-year forward starting interest rate swap agreements with a combined notional amount of $1.9 billion to fix its interest cash outflows, in contemplation of refinancing the $1.9 billion Tower Revenue Notes issued in June 2005. The terms of the interest rate swap call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 5.111% plus the applicable margin.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

In February 2006, the Company issued 24,120 shares of common stock to the non-employee members of its Board of Directors. These shares have a grant-date fair value of $30.89 per share. In connection with the shares, the Company will recognize non-cash compensation charges of $745,000 for the first quarter of 2006.

In February 2006, the Company issued 1,137,029 shares of restricted common stock to certain of its executives and non-executive employees. These shares have a weighted average grant-date fair value of $23.94 per share. The restrictions on the shares will expire in various amounts over the respective service periods. In connection with the shares, the Company will recognize non-cash compensation charges of approximately $26,000,000 over the vesting periods of these awards.

In February 2006, the Company developed a phantom common equity interest plan, pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be reserved and available for grant as phantom common equity interest options to employees of Modeo. The Company issued 12,450 units, representing a 1.245% equity interest, pursuant to this plan in February. The grant date fair value of the award is $4,365,000, which will be recognized over the service period and will be adjusted based on the fair value of the award at each reporting date.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Company has restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2004 to reflect the correction of errors for certain non-cash items relating to the Company’s lease accounting practices. In addition to restating its consolidated financial statements as of and for the years ended December 31, 2003 and 2004, the Company also has restated its interim financial statements for each of the quarters of 2004 and the first three quarters of 2005 to reflect these corrections in the proper periods. For further discussion of the restatement see notes 1 and 18 to the Company’s consolidated financial statements.

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In making this evaluation, management considered, among other things, the matters relating to the restatement of the Company’s financial statements and the control deficiency discussed below under “Management’s Consideration of the Restatement”. Based upon their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as of December 31, 2005, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company’s CEO and CFO, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework described in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In performing this assessment, management considered, among other things, the matters relating to the restatement of the Company’s financial statements and the control deficiency discussed below under “Management’s Consideration of the Restatement”. Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee of the Board of Directors.

KPMG LLP, a registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein in this Annual Report.

Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s internal control over financial reporting was effective as of December 31, 2005, management carefully considered, among other things, the control deficiency related to periodic review of assumptions and factors affecting depreciation practices which contributed to the need to restate our previously issued financial statements as disclosed in note 1 to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, paragraph 29 and SAB Topic 5F, “Accounting Changes Not Retroactively Applied Due to Immateriality”, and taking into consideration (1) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (2) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (3) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the reported net income (loss) for the fourth quarter of 2005, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not a material weakness. Furthermore, management concluded that, as of December 31, 2005, we had no material weaknesses.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15f) and 15d-15(f) of the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Crown Castle International Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005, and our report dated March 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Pittsburgh, Pennsylvania

March 22, 2006

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2006 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2005:

Plan category(1)(2)(5)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(3)(4)
Equity compensation plans approved by security holders	8,598,150	$17.82	11,950,326
Equity compensation plans not approved by security holders	—	—	—

Total	8,598,150	$17.82	11,950,326

(1)	See note 11 to the consolidated financial statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders. See note 11 to the consolidated financial statements for more detailed information regarding this plan.
(3)	In February 2006, the Company issued 24,120 shares of common stock to the non-executive members of its Board of Directors. This share award was granted under an equity compensation plan that was approved by the registrant’s security holders. See note 19 to the consolidated financial statements.
(4)	In February 2006, the Company issued 1,137,029 shares of restricted common stock to certain of its executives and non-executives. This share award was granted under an equity compensation plan that was approved by the registrant’s security holders. See note 19 to the consolidated financial statements.
(5)	In February 2006, the Company developed a phantom common equity interest plan, pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be reserved and available for grant as phantom common equity interest options to employees of Modeo. The Company issued 12,450 units, representing a 1.245% equity interest, pursuant to this plan in February. This plan has not been approved by the registrant’s security holders. See note 19 to the consolidated financial statements.

ITEM 13. Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2006 Proxy Statement and is incorporated herein by reference.

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

(a)(3) Exhibits:

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005

(In thousands of dollars)

	Balance at Beginning of Year	Additions	Deductions		Effect of Exchange Rate Changes	Balance at End of Year
Description		Amounts Charged to Operations	Amounts Credited to Operations	Amounts Written Off
Allowance for Doubtful Accounts Receivable:
2003	$10,522	$2,246	$(1,122)	$(4,210)	$167	$7,603

2004	$7,603	$994	$(650)	$(1,400)	$30	$6,577

2005	$6,577	$584	$(3,828)	$(339)	$(26)	$2,968

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description
*	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

**	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

§	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

**	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

§	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

***	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

***	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

+	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

+	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

****	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

+	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

=	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

###	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998

###	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998

+++	3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25% Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

#	4.1	Article Fourth of Certificate of Incorporation of Castle Tower Holding Corp. (included in Exhibit 3.1)

##	4.2	Specimen Certificate of Common Stock

@	4.3	Indenture, dated as of June 26, 2000, between Crown Castle International Corp. and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Notes due 2011 (including exhibits)

@@	4.4	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee, relating to the 10 3/4% Notes

^^	4.5	Indenture, dated as of May 16, 2001, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9 3/8% Senior Notes due 2011 (including Exhibits)

Exhibit Number		Exhibit Description
@@	4.6	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 9 3/8% Notes

††	4.7	Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010 (including exhibits)

††	4.8	Supplemental Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

††	4.9	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

@@	4.10	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

††	4.11	Registration Rights Agreement, dated as of December 2, 2003, between Crown Castle International Corp. and J.P. Morgan Securities Inc., relating to the 7.5% Senior Notes due 2013.

†	4.12	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

†	4.13	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

#	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

##	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

##	10.3	Rules of the Castle Transmission Services (Holdings) Ltd. Bonus Share Plan

##	10.4	Castle Transmission Services (Holdings) Ltd. Unapproved Share Option Scheme dated as of January 23, 1998

**	10.5	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

+++	10.6	Termination Agreement dated as of July 5, 2000, by and between Crown Castle International Corp., Crown Castle UK Holdings Limited, France Telecom S.A., Telediffusion de France S.A., and Transmission Future Networks B.V.

++	10.7	Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle International Corp. and ChaseMellon Shareholder Services L.L.C.

^	10.8	Crown Castle International Corp. 2001 Stock Incentive Plan

++++	10.9	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

@@@	10.10	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland, E. Blake Hawk, Edward W. Wallander and Michael T. Schueppert

@@@	10.11	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

^^^	10.12	Crown Castle International Corp. 2004 Stock Incentive Plan

==	10.13	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

==	10.14	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

==	10.15	Form of Severance Agreement between Crown Castle International Corp. and each of Jed P. Fawaz, James D. Young and James D. Cordes

Ω	10.16	Crown Castle International Corp. 2006 EMT Annual Incentive Plan

ΩΩ	10.17	Summary of Non-Employee Director Compensation

¶	10.18	Credit Agreement, dated as of July 27, 2005, by and among Crown Castle Operating Company, as the Borrower, Crown Castle International Corp. and certain of its Subsidiaries,

Exhibit Number		Exhibit Description
as Guarantors, KeyBank National Association, as Administrative Agent, Co-Lead Arranger and Sole Bookrunner, Calyon New York Branch, as Co-Lead Arranger, The Royal Bank of Scotland plc, as Documentation Agent, and the financial institutions listed therein

†	10.19	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

†	10.20	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

†	10.21	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

	11	Computation of Net Income (Loss) per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

#		Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
##		Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
*		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated December 9, 1998.
*	*	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated March 31, 1999.
###		Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-71715).
*	**	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 9, 1999.
+		Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) for the year ended December 31, 2000.
*	***	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated November 7, 1999.
++		Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) dated September 19, 2000.
@		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) dated June 22, 2000.
+++		Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) for the quarter ended June 30, 2000.
^		Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) filed on May 8, 2001.
^^		Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-63520).
++++		Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
@@@		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated January 7, 2003.
††		Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
§		Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
^^^		Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) filed on April 13, 2004.
=		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated June 28, 2004.
==		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-164441) dated February 24, 2005.
Ω		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated February 22, 2006.
ΩΩ		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated December 15, 2005.
¶		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated July 27, 2005.
†		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated June 8, 2005.
@@		Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) dated June 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 2006.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2005 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of March, 2006.

Name	Title
/s/ JOHN P. KELLY John P. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. BENJAMIN MORELAND W. Benjamin Moreland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

/s/ CARL FERENBACH Carl Ferenbach	Director

/s/ ARI Q. FITZGERALD Ari Q. Fitzgerald	Director

/s/ ROBERT E. GARRISON II Robert E. Garrison II	Director

/s/ RANDALL A. HACK Randall A. Hack	Director

/s/ DALE N. HATFIELD Dale N. Hatfield	Director

/s/ LEE W. HOGAN Lee W. Hogan	Director

/s/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director

Name	Title
/s/ J. LANDIS MARTIN J. Landis Martin	Chairman of the Board

/s/ ROBERT F. MCKENZIE Robert F. McKenzie	Director