Form 10-Q
period 2006-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2006-05-05
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Number of shares of common stock outstanding at April 30, 2006: 214,900,092

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the SEC. Such statements include plans, projections and estimates contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Part II—Other Information, Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2005	March 31, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,408	$97,431
Receivables:
Trade, net of allowance for doubtful accounts of $2,968 and $2,964, respectively	13,054	12,165
Other	3,776	4,912
Deferred site rental receivable	9,307	9,291
Prepaid expenses and other current assets	37,811	42,790
Restricted cash	91,939	93,590

Total current assets	221,295	260,179
Restricted cash	3,814	4,484
Property and equipment, net of accumulated depreciation of $1,611,312 and $1,676,705, respectively	3,294,333	3,241,708
Goodwill	340,412	340,412
Deferred site rental receivable	87,392	90,646
Deferred financing costs and other assets, net of accumulated amortization of $31,261 and $35,467, respectively	184,071	193,327

	$4,131,317	$4,130,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,230	$12,953
Accrued interest	8,281	7,464
Deferred rental revenues and other accrued liabilities	148,703	132,959
Credit facility	295,000	295,000

Total current liabilities	464,214	448,376
Long-term debt, less current maturities	1,975,686	1,975,586
Deferred ground lease payable	118,747	122,746
Other liabilities	55,559	55,609

Total liabilities	2,614,206	2,602,317

Commitments and contingencies (note 8)
Minority interests	26,792	25,267
Redeemable preferred stock	311,943	312,175
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2005—214,188,524 and March 31, 2006—216,011,277	2,142	2,160
Additional paid-in capital	3,172,211	3,180,518
Accumulated other comprehensive income	41,937	58,156
Accumulated deficit	(2,037,914)	(2,049,837)

Total stockholders’ equity	1,178,376	1,190,997

	$4,131,317	$4,130,756

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2005	2006
	(As restated - see note 1)
Net revenues:
Site rental	$141,468	$161,897
Network services and other	16,179	20,768

	157,647	182,665

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	48,323	49,690
Network services and other	11,468	13,786
General and administrative	22,489	24,163
Corporate development	489	1,678
Restructuring charges	8,477	—
Asset write-down charges	436	335
Depreciation, amortization and accretion	70,187	72,091

	161,869	161,743

Operating income (loss)	(4,222)	20,922
Other income (expense):
Interest and other income (expense)	(83,017)	(1,336)
Interest expense and amortization of deferred financing costs	(39,269)	(32,260)

Loss from continuing operations before income taxes and minority interests	(126,508)	(12,674)
Provision for income taxes	(144)	(616)
Minority interests	1,204	911

Loss from continuing operations	(125,448)	(12,379)
Discontinued operations (note 1):
Income (loss) from discontinued operations, net of tax	(1,499)	—
Net gain (loss) on disposal of discontinued operations, net of tax	—	5,657

Income (loss) from discontinued operations, net of tax	(1,499)	5,657
Net income (loss)	(126,947)	(6,722)
Dividends on preferred stock	(9,653)	(5,201)

Net income (loss) after deduction of dividends on preferred stock	$(136,600)	$(11,923)

Net income (loss)	$(126,947)	$(6,722)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,723)	(3,422)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	87	19,355
Amounts reclassified into results of operations	415	286

Comprehensive income (loss)	$(128,168)	$9,497

Per common share—basic and diluted:
Loss from continuing operations	$(0.60)	$(0.08)
Income (loss) from discontinued operations	(0.01)	0.02

Net income (loss)	$(0.61)	$(0.06)

Weighted average common shares outstanding—basic and diluted (in thousands)	223,601	214,473

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three months Ended March 31,
	2005	2006
	(As restated – see note 1)
Cash flows from operating activities:
Net income (loss)	$(126,947)	$(6,722)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	70,187	72,091
Losses on purchases of long-term debt	82,587	—
Amortization of deferred financing costs	1,494	2,064
Stock-based compensation charges	7,971	3,514
Asset write-down charges	436	335
Minority interests	(1,204)	(911)
Equity in losses and write-downs of unconsolidated affiliates	2,791	2,609
(Income) loss from discontinued operations	1,499	(5,657)
Amortization of interest rate swap payment	—	286
Changes in assets and liabilities:
Increase (decrease) in accrued interest	(11,936)	(817)
Increase (decrease) in accounts payable	(5,398)	766
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	(7,628)	(11,884)
Decrease (increase) in receivables	15,427	(365)
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable and other assets	(2,238)	(5,044)

Net cash provided by (used for) operating activities	27,041	50,265

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	4	611
Capital expenditures	(9,599)	(22,066)
Investments in unconsolidated affiliates and other	(45)	(1,000)

Net cash provided by (used for) investing activities	(9,640)	(22,455)

Cash flows from financing activities:
Proceeds from issuance of capital stock	3,319	9,340
Purchases and redemptions of long-term debt	(173,695)	—
Payments under revolving credit agreements	(21,987)	—
Purchases of capital stock	(4,074)	(3,030)
Incurrence of financing costs	(3,550)	(156)
Net (increase) decrease in restricted cash	—	(2,321)
Dividends on preferred stock	—	(4,969)

Net cash provided by (used for) financing activities	(199,987)	(1,136)

Effect of exchange rate changes on cash	(262)	(308)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	(1,162)	5,657
Net cash provided by (used for) investing activities	(62)	—
Net cash provided by (used for) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	442	—

Net cash provided by (used for) discontinued operations	(782)	5,657

Net increase (decrease) in cash and cash equivalents	(183,630)	32,023
Cash and cash equivalents at beginning of period	566,707	65,408

Cash and cash equivalents at end of period	$383,077	$97,431

Supplemental disclosure of cash flow information:
Interest paid	$49,295	$29,847
Income taxes paid (including $7,000 and $-0- related to CCUK) (note 1)	7,144	109
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the conversion of debt (note 6)	—	100
Common stock issued in connection with the payment of a preferred stock dividend	4,970	—

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1. General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2005, and related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”) filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission (“SEC”). All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2006 and the consolidated results of operations for the three months ended March 31, 2005 and 2006, and the consolidated cash flows for the three months ended March 31, 2005 and 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

In January 2005, the Company adopted a plan to exit the business of OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. OpenCell was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. On May 9, 2005, the Company completed the sale of OpenCell. The Company recognized a gain on the sale of $2,801,000 in the three months ended June 30, 2005.

During the three months ended March 31, 2006, the Company reversed $5,500,000 into net gain on disposal of discontinued operations related to liabilities previously established in conjunction with the sale of the Company’s former UK operations, as a result of the termination of related contingencies during the three months ended March 31, 2006.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended March 31, 2006.

Effects of Restatement

In 2005, as part of the Company’s 2005 control procedures, the Company engaged in a lease by lease review of the Company’s tenant leases and ground leases. The Company completed this review in the first quarter of 2006 and determined that the required non-cash adjustments, as a result of this review, would be material to the results of the fourth quarter of 2005 if recorded as a single adjustment in the fourth quarter of 2005. Therefore, the Company determined that the errors were most appropriately corrected through the restatement of previously issued financial statements for the years ended December 31, 2003 and 2004, for each of the quarters of 2004 and for the first three quarters of 2005 to reflect these non-cash adjustments in the proper periods. The restatement of the first quarter 2005 results decreased net loss by $1,814,000, comprised of an increase in site rental revenues of $542,000, an increase in site rental costs of operations of $643,000, a decrease in general and administrative expense of $1,000, a decrease in depreciation expense of $1,985,000, and a decrease in minority interests of $71,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases. Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The adjustments to amounts previously presented in the consolidated statement of operations for the three months ended March 31, 2005 were reported in the Company’s Form 10-K and are summarized as follows for the convenience of the reader:

	As Previously Stated	Restatement Adjustments	As Restated	Reclassification	As Currently Stated
	(In thousands of dollars, except per share amounts)
Three months ended March 31, 2005:
Site rental revenues	$140,926	$542	$141,468	—	$141,468
Site rental costs of operations	47,680	643	48,323	—	48,323
General and administrative expenses	22,547	(1)	22,546	(57)	22,489
Corporate development	432	—	432	57	489
Depreciation expense	72,172	(1,985)	70,187	—	70,187
Operating income (loss)	(6,107)	1,885	(4,222)	—	(4,222)
Minority interests	1,275	(71)	1,204	—	1,204
Net income (loss)	(128,761)	1,814	(126,947)	—	(126,947)
Net income (loss) per common share – basic and diluted	(0.62)	0.01	(0.61)	—	(0.61)

The following tables describe the effects of the restatement on net loss and the related per share amounts for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(In thousands of dollars, except per share amounts)
Net income (loss), as previously stated	$(128,761)
Adjustments to site rental revenues	542
Adjustments to site rental costs of operations	(643)
Adjustments to general and administrative expenses	1
Adjustments to depreciation expense	1,985
Adjustments to minority interests	(71)

Net income (loss), as restated	$(126,947)

Per common share – basic and diluted:
Net loss, as previously stated	$(0.62)
Adjustments to site rental revenues	—
Adjustments to site rental costs of operations	—
Adjustments to depreciation expense	0.01
Adjustments to minority interests	—

Net income (loss), as restated	$(0.61)

The following table describes the effects of the restatement on comprehensive income (loss) for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(In thousands of dollars)
Comprehensive income (loss), as previously stated	$(129,932)
Adjustments to net income (loss)	1,814
Adjustments to foreign currency translation adjustments	(50)

Comprehensive income (loss), as restated	$(128,168)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Revision to Presentation of Cash Flows Relating to Discontinued Operations

For the three months ended March 31, 2006, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations which, in prior periods, were reported on a combined basis as a single amount.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Form 10-K. Additional significant accounting policies for fiscal 2006 are disclosed below.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) (revised 2004) using the modified prospective method. FAS 123(R) requires the measurement and recognition of compensation for all stock-based awards made to employees and directors based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the application of FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R). Prior to adopting FAS 123(R), the Company had applied the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation”, using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. See note 2 and 10.

Restricted Stock Awards. The Company records stock-based compensation only for those non-vested stock awards (“restricted stock awards”) that are expected to vest. The Company uses historical data to estimate pre-vesting forfeitures. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company’s stock at the date of grant. Upon adoption of FAS 123(R), the Company began using a Monte Carlo simulation as the method of valuation for the Company’s restricted stock awards with market conditions. The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of restricted stock awards with market conditions is determined in accordance with FAS 123(R) and SAB 107, a Monte Carlo simulation requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The key assumptions are summarized as follows:

Valuation and Amortization Method. The Company estimates the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation. It amortizes the fair value of all restricted stock awards on a graded vesting schedule over the requisite service periods. In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock and implied volatility on publicly traded options on the Company’s common stock.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Monte Carlo simulation on implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

CCIC Stock Option Plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options since 2003. See note 10.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The Company adopted the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 148. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values.

In March 2005, the SEC staff issued SAB 107 to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13,948,000 for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4,917,000, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9,031,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $362,000 for the three months ended March 31, 2006. At March 31, 2006, liabilities for contingent retirement obligations amounted to $17,015,000.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In October 2005, the FASB issued Staff Position FSP FAS 13-1 (“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of FAS 13-1 did not have a significant effect on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position FSP FAS 123R-2 (“FAS 123(R)-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123(R). Assuming all other criteria have been met, the FASB concludes in FAS 123(R)-2 that mutual understanding means (1) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The FASB defines “relatively short time period” as that period an entity could reasonably complete all actions necessary to communicate the awards to the recipients in accordance with the entity’s customary human resources practices. The FASB noted that this guidance shall be applied upon initial adoption of SFAS 123(R), however, an entity that adopted SFAS 123(R), prior to the issuance of FAS 123(R)-2, shall apply the guidance in FAS 123(R)-2 in the first reporting period for which financial statements or interim reports have not been issued as of October 18, 2005. The Company adopted FAS 123(R) on January 1, 2006. The adoption of FAS 123(R)-2 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3 (“FAS 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). An entity that adopts SFAS 123(R) using either the modified retrospective application or modified prospective application may make a one-time election to adopt the transition method described in FAS 123(R)-3 and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The adoption of FAS 123(R)-3 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued FSP FAS 123(R)-4 (“FAS 123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. Certain provisions in some share-based payment plans may require an entity to settle outstanding options in cash upon the occurrence of certain contingent events. Under SFAS 123(R), options or similar instruments were required to be classified as liabilities if the entity can be required under any circumstances to settle the option or similar instruments by transferring cash or other assets. FAS 123(R)-4 amended SFAS 123(R) such that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control is not classified as a liability until it becomes probable that the event will occur. The Company adopted SFAS 123(R)-4 on January 1, 2006.

3. Long-term Assets

Goodwill

As of December 31, 2005 and March 31, 2006, the Company had consolidated goodwill of $340,412,000 all of which was at CCUSA.

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

A summary of other intangible assets with finite useful lives is as follows:

	Three Months Ended March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$97,050	$(26,178)	$70,872
Amortization expense	—	(2,139)	(2,139)

Balance at end of period	$97,050	$(28,317)	$68,733

Estimated annual amortization expense:
Years ending December 31, 2006 through 2010		$8,556

Investment in FiberTower Corporation

The Company owns a 36% minority interest position in FiberTower Corporation (“FiberTower”), a privately-held provider of wireless backhaul services. The investment in FiberTower is included in deferred financing costs and other assets on the Company’s consolidated balance sheet. The investment in FiberTower (net of losses) was $68,987,000 and $66,349,000 as of December 31, 2005 and March 31, 2006, respectively. For the three months ended March 31, 2006, losses from the investment in FiberTower were $2,638,000 and are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss).

4. Long-term and Short-term Debt

Long-term debt consists of the following:

	December 31, 2005	March 31, 2006
	(In thousands of dollars)
Senior Secured Tower Revenue Notes due 2035	$1,900,000	$1,900,000
4% Convertible Senior Notes due 2010	63,964	63,864
10 3/4% Senior Notes due 2011	9,976	9,976
9 3/8% Senior Notes due 2011	1,695	1,695
7.5% Senior Notes due 2013	51	51

	1,975,686	1,975,586
Less: current maturities	—	—

	$1,975,686	$1,975,586

Short-term debt consists of the following:

	December 31, 2005	March 31, 2006
	(In thousands of dollars)
2005 Credit Facility	$295,000	$295,000

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

$1,900,000

Interest due to the holders of the Tower Revenue Notes is payable on the 15th of each month (each, a “Payment Date”). The notes are fixed rate obligations of the Company with interest rates ranging from 4.643% to 5.612%. The weighted average interest rate on the classes is 4.890%.

On a monthly basis, the excess cash flows from the Issuer Entity and its subsidiaries, after the payment of principal, interest, reserves, and expenses, are distributed to the Company. The Tower Revenue Notes require the Issuers and the Company to each maintain a minimum debt service coverage ratio (“DSCR”). If the Issuers’ DSCR (defined as the ratio of the net cash flow (as defined in the Indenture) to the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the principal balance of the Tower Revenue Notes, assuming all Tower Revenue Notes then outstanding will be outstanding for such 12 month period), as of the end of any calendar quarter falls to 1.75 times or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company unless the Issuer’s DSCR exceeds 1.75 times for two consecutive calendar quarters. Similarly, if the Company’s DSCR (defined as the ratio of consolidated Adjusted EBITDA for the trailing 12 month period to the sum of (a) the amount of interest that the Issuers will be required to pay over the succeeding 12 months on the outstanding principal balance of the Tower Revenue Notes, assuming, among other things, all Tower Revenue Notes then outstanding will be outstanding for such 12 month period, and (b) the amount of interest that the Company will be required to pay over the succeeding 12 months on the principal balance of all other debt securities then outstanding based on the then current interest rate for such debt securities) as of the end of any calendar quarter falls to 2.00 or lower, then all excess cash flow of the Issuer Entity and its subsidiaries will be deposited into a reserve account instead of being released to the Company, and will not be released to the Company unless the Company’s DSCR exceeds 2.00 for two consecutive calendar quarters. If the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the Issuers will be applied to prepay the Tower Revenue Notes and will continue until the end of any calendar quarter for which the DSCR exceeds 1.45. The Issuers’ future DSCR will be affected by net cash flows which are primarily a result of new leasing activities on existing towers, existing tenant credit worthiness and lease renewals, ground lease extensions and the future expenses incurred to maintain their sites. As of March 31, 2006, the Issuers’ DSCR was 3.72 and the Company’s DSCR was 2.90.

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

Interest Rate Swap Agreements

On January 27, 2006, the Company terminated the December 2005 Interest Rate Swaps. No settlement payment was required to terminate such swaps. Two new interest rate swaps (“January 2006 Interest Rate Swaps”) with similar terms were entered into on January 27, 2006 to fix the Company’s interest cash outflows, in contemplation of refinancing the 2005 Credit Facility in June 2006. The terms of the January 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a weighted average fixed annual rate of 4.9045%. On the effective date of the interest rate swap agreements (the projected issuance date of June 30, 2006), the interest rate swaps will be terminated and settled in cash. The increase in the fair value of the January 2006 Interest Rate Swaps, from January 27, 2006 to March 31, 2006, totaled $4,032,000 and is recorded as a net change in fair value of cash flow hedging instruments in other comprehensive income.

On March 1, 2006, the Company entered into three five-year forward starting interest rate swap agreements (“March 2006 Interest Rate Swaps”) with a combined notional amount of $1.9 billion to fix its interest cash outflows, in contemplation of the expected future refinancing the $1.9 billion Tower Revenue Notes issued in June 2005. The terms of the March 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 5.18% plus the applicable margin. On the effective date of the March 2006 Interest Rate Swaps (the projected issuance date of June 15, 2010), the March 2006 Interest Rate Swaps will be terminated and settled in cash. The increase in the fair value of the March 2006 Interest Rate Swaps, from March 1, 2006 to March 31, 2006, totaled $15,323,000 and is recorded as a net change in fair value of cash flow hedging instruments in other comprehensive income.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $8,040,000 and expire on various dates through October 2007.

5. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2005	March 31, 2006
	(In thousands of dollars)
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	$311,943	$312,175

6.25% Convertible Preferred Stock

The Company also has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). In February 2005, the quarterly dividend was paid with 316,700 shares of common stock. In February 2006, the quarterly dividend was paid with $4,969,000 in cash. The Company may choose to continue cash payments of the dividend in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, the Company generally has the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into shares of the Company’s common stock at 120% of the conversion price, or $44.25.

6. Stockholders’ Equity

Purchases and Issuances of the Company’s Common Stock

During the three months ended March 31, 2006, the Company purchased 100,000 shares of the Company’s common stock (“common stock”) in public market transactions. The Company utilized $3,030,000 in cash to affect these purchases. See also note 12.

In February 2006, the Company issued 24,120 shares of common stock to the non-employee members of its Board of Directors. These shares have a grant-date fair value of $30.89 per share. In connection with the shares, the Company recognized stock-based compensation expense of $745,000 for the three months ended March 31, 2006.

Convertible Senior Notes

On January 27, 2006, a holder converted $100,000 of the 4% Convertible Senior Notes into 9,233 shares of common stock. Conversion of the remaining outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5,897,000 shares of common stock.

Restricted Common Stock

In February 2006, the Company issued 1,136,653 shares of restricted common stock to certain of its executives and non-executive employees. See note 10.

7. Per Share Information

Per share information is based on the weighted-average number of shares of common stock outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential shares of common stock resulting from the assumed conversion of outstanding stock options, warrants, convertible preferred stock, restricted common stock and convertible senior notes for the diluted computation.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2005	2006
	(In thousands of dollars, except per share amounts)
	(As restated)
Loss from continuing operations	$(125,448)	$(12,379)
Dividends on preferred stock	(9,653)	(5,201)

Loss from continuing operations applicable to common stock for basic and diluted computations	(135,101)	(17,580)
Income (loss) from discontinued operations	(1,499)	5,657

Net income (loss) applicable to common stock for basic and diluted computations	$(136,600)	$(11,923)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	223,601	214,473

Per common share—basic and diluted:
Loss from continuing operations	$(0.60)	$(0.08)
Income (loss) from discontinued operations	(0.01)	0.02

Net income (loss)	$(0.61)	$(0.06)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	March 31,
	2005	2006
	(In thousands)
Options to purchase shares of common stock	13,875	7,828
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	640
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at face value beginning on October 1, 2005)	7,442	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,580	1,229
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	8,173	5,897

Total potential common shares	40,335	24,219

As of March 31, 2006, outstanding stock options include (1) 45,540 options at exercise prices ranging from $1.74 to $4.00 per share and a weighted-average exercise price of $2.58 per share, (2) 6,130,258 options at exercise prices ranging from $4.01 to $28.00 per share and a weighted-average exercise price of $15.02 per share, and (3) 1,651,749 options at exercise prices ranging from $28.01 to $39.75 per share and a weighted-average exercise price of $30.96 per share. The options outstanding as of March 31, 2006 have an average remaining life of 4.0 years.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

9. Operating Segments

The Company’s reportable operating segments for 2006 are (1) CCUSA, the Company’s US tower operations, (2) CCAL, the Company’s Australian tower operations, (3) Emerging Businesses, the Company’s Modeo business, and (4) Corporate Office and Other. Financial results for the Company are reported to management and the Board of Directors in this manner.

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects the Company’s belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective for the three months ended March 31, 2006, and segment information for all periods presented has been reclassified.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization, and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating stock-based compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”. There are no significant revenues resulting from transactions between the Company’s operating segments.

	Three Months Ended March 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net revenues:
Site rental	$131,250	$10,218	$—	$—	$141,468
Network services and other	14,138	2,041	—	—	16,179

	145,388	12,259	—	—	157,647

Costs of operations (exclusive of depreciation, amortization and accretion)	54,197	5,559	35	—	59,791
General and administrative	14,443	2,836	—	5,210	22,489
Corporate development	—	—	489	—	489
Restructuring charges	—	—	—	8,477	8,477
Asset write-down charges	436	—	—	—	436
Depreciation, amortization and accretion	63,353	6,733	15	86	70,187

Operating income (loss)	12,959	(2,869)	(539)	(13,773)	(4,222)
Interest and other income (expense)	1,029	304	—	(84,350)	(83,017)
Interest expense and amortization of deferred financing costs	(2,580)	(1,018)	—	(35,671)	(39,269)
Provision for income taxes	—	(144)	—	—	(144)
Minority interests	—	1,204	—	—	1,204

Income (loss) from continuing operations	11,408	(2,523)	(539)	(133,794)	(125,448)
Income (loss) from discontinued operations, net of tax	(1,499)	—	—	—	(1,499)

Net income (loss)	$9,909	$(2,523)	$(539)	$(133,794)	$(126,947)

Capital expenditures	$8,511	$468	$577	$43	$9,599

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended March 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$150,138	$11,759	$—	$—	$161,897
Network services and other	18,982	1,786	—	—	20,768

	169,120	13,545	—	—	182,665

Costs of operations (exclusive of depreciation, amortization and accretion)	58,024	5,191	261	—	63,476
General and administrative	15,300	3,963	—	4,900	24,163
Corporate development	—	—	1,320	358	1,678
Restructuring charges	—	—	—	—	—
Asset write-down charges	335	—	—	—	335
Depreciation, amortization and accretion	65,673	6,344	31	43	72,091

Operating income (loss)	29,788	(1,953)	(1,612)	(5,301)	20,922
Interest and other income (expense)	305	137	—	(1,778)	(1,336)
Interest expense and amortization of deferred financing costs	(30,045)	(880)	—	(1,335)	(32,260)
Provision for income taxes	(507)	(109)	—	—	(616)
Minority interests	—	914	(3)	—	911

Income (loss) from continuing operations	(459)	(1,891)	(1,615)	(8,414)	(12,379)
Income (loss) from discontinued operations, net of tax	157	—	—	5,500	5,657

Net income (loss)	$(302)	$(1,891)	$(1,615)	$(2,914)	$(6,722)

Capital expenditures	$15,161	$782	$6,123	$—	$22,066

Total assets (at period end)	$3,725,938	$234,175	$27,088	$143,555	$4,130,756

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net income (loss)	$9,909	$(2,523)	$(539)	$(133,794)	$(126,947)
Adjustments:
Income (loss) from discontinued operations, net of tax	1,499	—	—	—	1,499
Minority interests	—	(1,204)	—	—	(1,204)
Provision for income taxes	—	144	—	—	144
Interest expense and amortization of deferred financing costs	2,580	1,018	—	35,671	39,269
Interest and other income (expense)	(1,029)	(304)	—	84,350	83,017
Depreciation, amortization and accretion	63,353	6,733	15	86	70,187
Operating stock-based compensation	542	14	—	991	1,547
Asset write-down charges	436	—	—	—	436
Restructuring charges, including stock-based compensation	—	—	—	8,477	8,477

Adjusted EBITDA	$77,290	$3,878	$(524)	$(4,219)	$76,425

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended March 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(302)	$(1,891)	$(1,615)	$(2,914)	$(6,722)
Adjustments:
Income (loss) from discontinued operations, net of tax	(157)	—	—	(5,500)	(5,657)
Minority interests	—	(914)	3	—	(911)
Provision for income taxes	507	109	—	—	616
Interest expense and amortization of deferred financing costs	30,045	880	—	1,335	32,260
Interest and other income (expense)	(305)	(137)	—	1,778	1,336
Depreciation, amortization and accretion	65,673	6,344	31	43	72,091
Operating stock-based compensation	615	1,155	125	1,619	3,514
Asset write-down charges	335	—	—	—	335
Restructuring charges, including stock-based compensation	—	—	—	—	—

Adjusted EBITDA	$96,411	$5,546	$(1,456)	$(3,639)	$96,862

Customers

For the three months ended March 31, 2005, 24.1%, 23.9% and 12.9% of consolidated net revenues are from Cingular Wireless, Verizon Wireless and Sprint Nextel, respectively. For the three months ended March 31, 2006, 23.2%, 20.9% and 12.7% of consolidated net revenues are from Cingular Wireless, Verizon Wireless and Sprint Nextel, respectively.

10. Stock-Based Compensation

Restricted Common Stock

The following is a summary of the restricted stock awards granted in February 2006:

Restricted Stock Award	Shares Awarded	Grant Date Fair Value	Estimated Total Compensation Cost to be Recognized	Service Period
			(In thousands)	(in years)
Retention award for executives	416,249	$16.21	$6,748	3.00
Performance award for executives	349,042	25.75	8,979	1.52
Retention award for non-executive employees	106,942	30.89	2,808	3.00
Performance award for non-executive employees	264,420	30.89	7,045	2.75

Total	1,136,653		$25,580

Weighted average		$23.94		2.5

The performance restricted stock awards for both the executives and non-executive employees contain provisions for accelerated vesting based on the market performance of the Company’s common stock. In order to reach the first level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $35.52 per share for 20 consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $40.85 per share and $46.98 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one third of these restricted shares respectively. Additionally,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

the performance restricted stock awards for the executives contain an additional market performance target, $37.07 (20% above market price on the grant date) for 20 consecutive trading days during the vesting period, that enables 100% of any remaining shares not otherwise vested to vest on the fourth anniversary of the grant date (February 23, 2010). However, in the event the common stock has not achieved the performance market target of $37.07 per share for 20 consecutive days during the vesting period, any remaining amounts unvested will be forfeited at the end of the vesting period (February 23, 2010). The accelerated vesting provision in the executive and non-executive awards resulted in a derived service period. The implicit service period was derived by a Monte Carlo simulation using the assumptions stated below.

The retention awards for the executive’s also contain provisions that result in forfeiture of any unvested shares in the event the common stock does not achieve the performance market target of $42.50 (38% above market price on the grant date) for 20 consecutive trading days which include any date on or between September 22, 2008 and February 23, 2009. The share price forfeiture provision in both the retention and performance restricted stock awards for the executive’s results in a market condition. The estimated fair value for the awards with market conditions granted in February, 2006 was determined by a Monte Carlo simulation using the assumptions stated below.

The assumptions used in determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in February 2006 are as follows:

Risk-free interest rate	4.70%
Expected volatility	37%
Expected dividend rate	0%

The Company recognized stock based compensation charges related to restricted stock awards of $1,375,000 for the three months ended March 31, 2006. The Company amortizes restricted stock awards on a graded vesting schedule over the requisite service period. See note 1.

Upon adoption of FAS 123(R), the Company reclassified unearned compensation against additional paid in capital for all periods presented. As of the March 31, 2006, the Company had unearned compensation related to restricted stock awards of $25,693,000.

Other Compensation Charges Related to Stock Awards

CCIC Stock Options. The Company has not granted CCIC stock options since 2003. As of March 31, 2006, 54,500 of the 7,827,547 options outstanding are unvested and have an average remaining vesting period of 0.5 years. During the three months ended March 31, 2006, 753,953 options were exercised. The Company received cash of $9,340,000 from the exercise of these options. The Company recognized expense of $111,000 related to CCIC stock options for the three months ended March 31, 2006.

Modeo Plan. In February 2006, the Company developed a phantom equity option plan (“Modeo Plan”), pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be available for grant as phantom option awards to employees of Modeo. Awards granted under this plan will be treated as liability awards. The Company issued 12,450 units, relating to approximately a 1.245% equity interest, pursuant to this plan in February 2006. The grant date fair value of the award is $4,365,000, which will be recognized over the service period and will be adjusted based on the fair value of the award at each reporting date.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

A summary of awards granted under the Modeo Plan is as follows for the three months ended March 31, 2006:

Three Months Ended March 31, 2006
Options outstanding at beginning of period	—
Options granted	12,450
Options forfeited	—

Options outstanding at end of period	12,450

Options exercisable at end of period	—

The estimated fair value of options granted under the Modeo Plan was $351 per share in 2006, based on the Black-Scholes option pricing model using the following assumptions:

March 31, 2006
Risk-free interest rate	4.66%
Expected life	4.0 years
Expected volatility	100%
Expected dividend yield	0%

CCAL Share Option Scheme. In March 2006, terms of the awards issued under the CCAL Share Option Scheme were modified to enable the employees of CCAL to require the Company to settle vested options and shares in cash during a specified window of time each year. As a result of this modification, the awards under the CCAL Share Option Scheme have been re-measured and re-classified as liability awards as of March 31, 2006. For the three months ended March 31, 2006, additional compensation expense of $919,000 was recognized as a result of the re-measurement. The awards will be re-measured each reporting period until the awards are settled.

Pro Forma Information Under FAS 123 and APB 25

Prior to adopting FAS 123(R), the Company adopted the fair value method of accounting for stock-based compensation under SFAS 123 using the prospective method of transition under SFAS 148. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows last year’s first quarter pro forma amounts since in the first quarter of 2006 the Company adopted the fair value recognition provisions of FAS 123(R) and therefore, compensation expenses are recognized in the consolidated income statement of operations and comprehensive loss for all share-based payments granted prior to, but not yet vested as of December 31, 2005. Consequently, the table below is no longer required to show pro forma amounts for 2006 and forward.

Three Months Ended March 31,
2005
(In thousands of dollars, except per share amounts)
(As restated)
Net income (loss), as reported	$(126,947)
Add: Stock-based employee compensation expense included in reported net income (loss)	7,971
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,807)

Net income (loss), as adjusted	(128,783)
Dividends on preferred stock	(9,653)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$(138,436)

Income (loss) per common share—basic and diluted:
As reported	$(0.61)

As adjusted	$(0.62)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Stock-Based Compensation Expense

The components of stock-based compensation from continuing operations are as follows:

	Three Months Ended March 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation:
Site rental costs of operations	$47	$—	$—	$—	$47
Network services and other costs of operations	24	—	—	—	24
General and administrative expenses	471	14	—	991	1,476

Operating stock-based compensation	542	14	—	991	1,547
Restructuring charges	—	—	—	6,424	6,424

Total stock-based compensation	$542	$14	$—	$7,415	$7,971

	Three Months Ended March 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation:
Site rental costs of operations	$16	$—	$—	$—	$16
Network services and other costs of operations	20	—	—	—	20
General and administrative expenses	579	1,155	—	1,556	3,290
Corporate development	—	—	125	63	188

Operating stock-based compensation	615	1,155	125	1,619	3,514
Restructuring charges	—	—	—	—	—

Total stock-based compensation	$615	$1,155	$125	$1,619	$3,514

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

11. Restructuring Charges and Asset Write-Down Charges

At December 31, 2005 and March 31, 2006, other accrued liabilities include $1,694,000 and $1,564,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment is as follows:

	Three months Ended March 31, 2006
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$—	$613	$613
Costs of office closures and other	1,081	—	1,081

	1,081	613	1,694

Amounts charged to expense:
Employee severance	—	—	—
Costs of office closures and other	—	—	—

Total restructuring charges	—	—	—

Amounts paid:
Employee severance	—	(81)	(81)
Costs of office closures and other	(49)	—	(49)

	(49)	(81)	(130)

Amounts accrued at end of period:
Employee severance	—	532	532
Costs of office closures and other	1,032	—	1,032

	$1,032	$532	$1,564

During the three months ended March 31, 2005 and 2006, the Company abandoned or disposed of certain towers and recorded asset write-down charges of $436,000 and $335,000, respectively.

12. Subsequent Events

Common Stock Purchases

In April 2006, the Company purchased 1,619,100 shares of common stock in public market transactions. The Company utilized $47,722,000 in cash to affect these purchases.

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

Management Overview

General Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of March 31, 2006, we owned, leased or managed 12,458 towers, including 11,073 towers in the United States and Puerto Rico (collectively, “U.S.”) and 1,385 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 84% of our property interests in such sites being pursuant to ground lease, sublease or license as of March 31, 2006. Our customers currently include many of the world’s major wireless communications companies, including Cingular, Verizon Wireless, Sprint Nextel, T-Mobile, Alltel, Optus and Vodafone Australia. Approximately 75% of our revenues in the U.S. are derived from investment grade customers.

Revenue Growth

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease, agreement or contract with such terms generally ranging from five years to 10 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods.

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

Net revenues grew by 15.9% for the three months ended March 31, 2006 compared to March 31, 2005, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing towers and, to a lesser extent, contractual escalations on existing leases with variable escalations and new towers acquired or built during or after the first quarter of 2005. New tenant additions and modifications were influenced by on-going demand for additional wireless communication sites primarily due to the continued strong growth in the usage of wireless minutes and introduction of new data services by wireless carriers.

We believe the demand for new communication sites will continue for a variety of reasons, including but not limited to the following:

•

According to the Cellular Telecommunications & Internet Association (“CTIA”), the wireless industry continues to report record numbers of new subscribers, with more than 25.7 million subscriber additions for the twelve month period ended December 2005, increasing total subscribers to 207.9 million as of December 2005. The demand for new communication sites is influenced by the demand for wireless telephony and data services from our customers.

•	According to CTIA, the wireless industry continues to report dramatic growth in minutes of use, with a 36% increase from 2004 to nearly 1.5 trillion minutes of use in 2005. Growth in wireless minutes of use is an even more important indicator of demand for new communication sites than new subscribers.

•	According to CTIA, wireless data services in the U.S. jumped by 86% in 2005 to $8.58 billion dollars, up from $4.60 billion dollars in 2004. Demand for new communication sites is influenced by the demand for wireless data services from our customers.

•	The Advanced Wireless Services (“AWS”) auction of 90 megahertz of wireless spectrum by the Federal Communications Commission (“FCC”), is scheduled to begin June 29, 2006. The auctioned spectrum is expected to be used for advance mobile communications and some of our largest customers are expected to bid in the sale. Demand for new communication sites may be influenced by the availability of new spectrum to our customers.

•	Although there has been recent carrier consolidation (including Cingular merging with AT&T Wireless in 2004 and Sprint merging with Nextel in 2005), our customers have not notified us of how many leases on our towers will definitely terminate as a result of network integrations, and we have not yet seen any material lease cancellations directly resulting from mergers. Demand for communication sites could be affected by carrier consolidation because consolidation could result in duplicate or overlapping networks. We expect that the termination of leases as a result of recent carrier consolidation will be spread over multiple quarters as existing lease obligations expire. We do not believe that lease terminations from carrier consolidation will have a material adverse affect on our results for any quarter.

We would expect that increases to site rental revenues resulting from the demand for new communication sites would result in a corresponding increase in gross margin, given the relatively fixed nature of the costs to operate our towers. We would also expect network services revenues should continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

Margin Expansion

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

Gross margins (net revenues less cost of operations) grew by 21.8% for the three months ended March 31, 2006, respectively, which was primarily driven by the increase in site rental revenues. The incremental margin percentage (percentage of revenue growth converted to gross margin) on the site rental revenue growth of $20.4 million for the three months ended March 31, 2006 was 93.3%, reinforcing the relatively fixed nature of the costs to operate our towers.

Modeo Build Plan

Modeo continues to explore a potential offering, as a wholesale network provider, of live digital television and audio broadcast and podcasting to mobile devices, such as wireless phones. In January 2006, industry leaders including Intel, Motorola, Nokia, Texas Instruments and Modeo launched the Mobile DTV Alliance to promote the growth and evolution of Digital Video Broadcast for Handhelds (“DVB-H”), the open standard for the broadcast of digital television to mobile devices that Modeo intends to use with its planned service. During the first quarter of 2006, Modeo continued the build out of a commercial grade mobile television network in New York City, which we believe should be ready later this summer. We believe this will be the first broadcast mobile video network in a top 10 U.S. market. In addition, activities to date lead us to believe Modeo may have networks in the top 30 U.S. markets ready by the end of 2007. We continue to evaluate the potential options for funding the build out of the Modeo network which include: non-recourse debt secured by our 1670-1675 MHz spectrum license, equity investors in Modeo, joint venture proposals, proposals to sell a controlling interest in Modeo along with a combination of the above.

Many other companies, some with significantly greater resources than us, offer or plan to offer video and audio content to wireless handsets and other mobile devices. If and when Modeo’s planned service becomes commercially available, Modeo will compete with these offerings to capture potential subscribers and market share. In particular, Qualcomm has announced that it is currently developing a multicast digital video service, to be marketed under the brand name MediaFLO. Verizon Wireless has announced that it plans to offer its customers mobile video services over the MediaFLO network when it becomes commercially available. In addition, Modeo may face competition from other companies offering podcasting and alternate methods of distributing video and audio to handheld devices. See “Part II—Other information—Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

In January 2005, we adopted a plan to exit the business of OpenCell. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. On May 9, 2005, we sold OpenCell to a company in the business of developing and manufacturing wireless equipment, including distributed antenna systems. As part of the transaction, we have a product procurement arrangement that permits us to continue the purchase of equipment for Crown Castle’s distributed antenna deployments.

Results for the three months ended March 31, 2005, have been restated to reflect the corrections of errors for certain non-cash items primarily related to our lease accounting practices. See note 1 to our condensed consolidated financial statements for additional information.

The following information is derived from our historical Consolidated Statements of Operations for the periods indicated.

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
	(As restated)	(As restated)
Net revenues:
Site rental	$141,468	89.7%	$161,897	88.6%	$20,429	14.4%
Network services and other	16,179	10.3%	20,768	11.4%	4,589	28.4%

	157,647	100.0%	182,665	100.0%	25,018	15.9%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	48,323	34.2%	49,690	30.7%	1,367	2.8%
Network services and other	11,468	70.9%	13,786	66.4%	2,318	20.2%

Total costs of operations	59,791	37.9%	63,476	34.7%	3,685	6.2%
General and administrative	22,489	14.3%	24,163	13.2%	1,674	7.4%
Corporate development	489	0.3%	1,678	0.9%	1,189	*
Restructuring charges	8,477	5.4%	—	—	(8,477)	*
Asset write-down charges	436	0.3%	335	0.2%	(101)	(23.2)%
Depreciation, amortization and accretion	70,187	44.5%	72,091	39.5%	1,904	2.7%

Operating income (loss)	(4,222)	(2.7)%	20,922	11.5%	25,144	*
Other income (expense):
Interest and other income (expense)	(83,017)	(52.7)%	(1,336)	(0.7)%	81,681	*
Interest expense and amortization of deferred financing costs	(39,269)	(24.8)%	(32,260)	(17.7)%	7,009	17.8%

Loss before income taxes and minority interests	(126,508)	(80.2)%	(12,674)	(6.9)%	113,834	*
Provision for income taxes	(144)	(0.1)%	(616)	(0.3)%	(472)	*
Minority interests	1,204	0.7%	911	0.4%	(293)	*

Loss from continuing operations	(125,448)	(79.6)%	(12,379)	(6.8)%	113,069	*
Income (loss) from discontinued operations, net of tax	(1,499)	(0.9)%	5,657	3.1%	7,156	*

Net income (loss)	$(126,947)	(80.5)%	$(6,722)	(3.7)%	$120,225	*

*:	Percentage is not meaningful

Consolidated Results

Net revenues for the three months ended March 31, 2006 were $182.7 million representing an increase of $25.0 million, or 15.9%, over the three months ended March 31, 2005. The growth in site rental revenue was primarily driven by the following that occurred during or after the first quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. Typically, our site rental revenues result from long-term (five to 10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year approximately 95% of our site rental revenues are contracted for in a prior year and are of a recurring nature. In addition to the increase in site rental revenues, network services and other revenues for the three months ended March 31, 2006 increased by $4.6 million, or 28.4%, from the three months ended March 31, 2005.

Site rental gross margins (net site rental revenues less site rental costs of operations) increased by $19.1 million, or 20.5%, to $112.2 million, or 69.3% of site rental revenues, for the three months ended March 31, 2006 from $93.1 million, or 65.8% of site rental revenues, for the three months ended March 31, 2005. The $19.1 million incremental margin represents 93.3% of the related increase in site rental revenues for the three months ended March 31, 2006, reflecting the relatively fixed nature of the costs to operate our towers.

Margins on site rental revenues were impacted by the non-cash portions of site rental revenues, ground lease expense and stock-based compensation charges. A summary of the non-cash portions of our site rental revenues, ground lease expense and stock-based compensation charges and resulting impact on our site rental gross margins is as follows:

Three Months Ended March 31, 2006
(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$1,605
Amounts attributable to straight-line recognition of fixed escalations	3,733

Total	$5,338

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	$(4,282)

Stock-based compensation	$(16)

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	$1,605
Amounts attributable to straight-line recognition of fixed escalations	(549)
Amounts attributable to stock-based compensation	(16)

Total	$1,040

General and administrative expenses were $24.2 million, or 13.2% of total net revenues, including $3.3 million of stock-based compensation charges, for the three months ended March 31, 2006, an increase of $1.7 million from $22.5 million, or 14.3% of total net revenues, including $1.5 million of stock-based compensation charges, for the three months ended March 31, 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of the revenue growth.

As a result of the sale of our former UK operations in 2004, we consolidated certain corporate management functions in early 2005. In connection with this restructuring, we recorded cash and stock-based charges of $2.1 million and $6.4 million, respectively, for the three months ended March 31, 2005 related to employee severance payments and modifications of stock compensation awards. There were no restructuring charges for the three months ended March 31, 2006.

Depreciation, amortization and accretion for the three months ended March 31, 2006 was $72.1 million, an increase of $1.9 million from the three months ended March 31, 2005. These increases were primarily attributable to (1) an increase in our tower assets as a result of capital expenditures for both the modification and maintenance to tower assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of our capital expenditures) and (2) the acquisition of 467 Trintel towers by CCUSA in August 2005.

Interest and other income (expense) for the three months ended March 31, 2006 totaled $(1.3) million, consisting primarily of $2.6 million from our share of losses from unconsolidated affiliates, offset by interest income from invested cash balances. Interest and other income (expense) for the months ended March 31, 2005 was $83.0 million consisting primarily of the loss of $82.6 million related to the purchase of $93.5 million of 4% Senior Notes.

Interest expense and amortization of deferred financing costs for the three months ended March 31, 2006 was $32.3 million, a decrease of $7.0 from the three months ended March 31, 2005. The decrease for the three months ended March 31, 2006 is primarily attributable to the refinancing of debt in 2005, which reduced the weighted average coupon on our debt by 3.34% to 5.15% at March 31, 2006, from 8.49% at March 31, 2005 despite a $536 million increase in debt from March 31, 2005 to March 31, 2006.

Our refinancing of debt in 2005 reflects (1) our focus to decrease our cost of debt and (2) our desire to position ourselves to have the financial flexibility to utilize our internally generated capital for investments which we believe satisfy our investment return criteria, including opportunistic share purchases, new assets and further investments in our existing assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion).

Minority interests primarily represent the minority shareholder’s 22.4% interest in the CCAL operations.

Income from discontinued operations of $5.7 million for the three months ended March 31, 2006, relates primarily to the reversal of liabilities previously established in conjunction with the sale of our former CCUK operations, as a result of the termination of related contingencies during the three months ended March 31, 2006.

Dividends on preferred stock declined to $5.2 million for the three months ended March 31, 2006, from $9.7 million for the three months ended March 31, 2005 as a result of the redemption of the 8 1/4% Convertible Preferred Stock in December 2005.

Segment Results

Our reportable operating segments for 2005 are (1) US tower operations (“CCUSA”), (2) Australian tower operations (“CCAL”), (3) Emerging Businesses, the Company’s Modeo business, and (4) Corporate Office and Other. Our financial results are reported to management and the Board of Directors in this manner.

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects the Company’s belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective for the three months ended March 31, 2006, and segment information for all periods presented has been reclassified.

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

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating stock-based compensation charges, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”.

US Tower Operations (“CCUSA”)

Net revenues for the three months ended March 31, 2006 were $169.1 million, a net increase of $23.7 million, or 16.3%, from the three months ended March 31, 2005. Of the $23.7 million overall increase in net revenues, $18.9 million relates to site rental revenues. The growth in site rental revenue was primarily driven by the following that occurred during or after the first quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. This increase represents approximately 92.5% of the consolidated increase in site rental revenues for this same period. As mentioned previously, approximately 95% of our site rental revenue is of a recurring nature.

General and administrative expenses were $15.3 million, or 9.0% of total net revenues, for the three months ended March 31, 2006, an increase of $0.9 million from $14.4 million, or 9.9% of total net revenues, for the three months ended March 31, 2005.

Adjusted EBITDA for the three months ended March 31, 2006 was $96.4 million, representing a net increase of $19.1 million, or 24.7%, from the three months ended March 31, 2005. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers. More specifically, site rental gross margins increased by $17.2 million, or 19.7%, to $104.8 million, or 69.8% of site rental revenues, for the three months ended March 31, 2006 from 66.7% of site rental revenues for the three months ended March 31, 2005. The $17.2 million incremental margin represents 91.2% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the three months ended March 31, 2006 was $29.8 million, a net increase of $16.8 million from the three months ended March 31, 2005. The increase in operating income is primarily driven by (1) the aforementioned $17.2 million increase in site rental gross margin and (2) the $2.7 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services, partially offset by the aforementioned increases in general and administrative expenses and a $2.3 million increase in depreciation expense from capital expenditures and acquired towers.

Net income (loss) for the three months ended March 31, 2006 was $(0.3) million, a reduction of $10.2 million from the three months ended March 31, 2005. The change from net income to net loss is primarily driven by incremental interest expense of $27.5 million as a result of the $1.9 billion Tower Revenue Notes issued in June 2005 with a weighted average interest rate of 4.890% and borrowings under the 2005 Credit Facility, partially offset by the $16.8 million increase in operating income.

Australian Tower Operations (“CCAL”)

Total net revenues for the three months ended March 31, 2006 were $13.5 million, a net increase of $1.3 million, or 10.5%, from the three months ended March 31, 2005. This increase is primarily driven by growth in site rental revenues, which reflects the new tenant additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations that occurred during or after the first quarter of 2005. 3G networks in Australia continue to be developed under two significant joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia. Each of these joint ventures has already utilized a number of our towers for their 3G deployment, and we expect more of our towers will be utilized in 2006 by both joint ventures.

Adjusted EBITDA for the three months ended March 31, 2006 was $5.5 million, a net increase of $1.7 million, or 43.0%, from the three months ended March 31, 2005. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $2.1 million, or 37.0%, to $7.6 million, or 64.9% of site rental revenues, for the three months ended March 31, 2006 from $5.6 million, or 54.6% of site rental revenues, for the three months ended March 31, 2005. The $2.1 million incremental margin represents 133.9% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for the three months ended March 31, 2006 improved to $2.0 million, a net decrease of $0.9 million from the three months ended March 31, 2005. The reduction in operating loss is primarily due to the $2.1 million increase in gross margin from site rental revenues, offset by an increase in general and administrative expenses as a result of increased employee related costs, including additional stock-based compensation charges as a result of both the modification of (1) CCAL Share Option Scheme to enable employees of CCAL to require the Company to settle vested shares and options in cash during a specified period of time each year and (2) certain awards issued under the CCAL Share Option Scheme.

Net income (loss) for the three months ended March 31, 2006 was $(1.9) million, an improvement of $0.6 million from the three months ended March 31, 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating loss, partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between the three months ended March 31, 2006 and the three months ended March 31, 2005 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Quantitative and Qualitative Disclosures About Market Risk”.

Emerging Businesses

The operating loss and net loss of $1.6 million and Adjusted EBITDA of $(1.5) million for the three months ended March 31, 2006 consists of the operating costs of Modeo, as Modeo continues to execute its network development plan, and the recognition of stock-based compensation charges related to the Modeo Plan adopted during the first quarter of 2006. In February 2006, the Company developed the Modeo Plan that made phantom option awards available for grant to employees of Modeo. The Company issued 12,450 units (approximately a 1.245% equity interest). See note 10 to the consolidated financial statements.

Corporate Office and Other

General and administrative expenses were $4.9 million for the three months ended March 31, 2006, a decrease of $0.3 million from $5.2 million for the three months ended March 31, 2005.

Adjusted EBITDA for the three months ended March 31, 2006 was $(3.6) million, an improvement of $0.6 million, or 13.7%, from the three months ended March 31, 2005. Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions in 2005.

Net loss for the three months ended March 31, 2006 was $2.9 million, inclusive of $5.5 million of income from discontinued operations, an improvement of $130.9 million from $133.8 million for the three months ended March 31, 2005, inclusive of $82.6 million of losses from the early retirement of debt and $35.7 million of interest expense that primarily related to debt purchased or redeemed in the second and third quarters of 2005. The income from discontinued operations represents the reversal of liabilities previously established in conjunction with the sale of CCUK, as a result of the termination of related contingencies during the three months ended March 31, 2006.

Liquidity and Capital Resources

Overview

Strategy

We seek to allocate our available capital among the investment alternatives that we believe exhibit sufficient potential to achieve our risk-adjusted return on investment hurdle rates or exhibit potential to complement our core tower rental business. As such, we expect to continue to:

(1)	acquire towers, extend leaseholds on existing sites, acquire land under our towers, build new towers and make improvements to existing towers,

(2)	purchase our own stock (either common or preferred) from time to time as market prices make such investments attractive; and

(3)	to a lesser extent, make investments in emerging businesses that are complementary to our core tower leasing business when the expected returns from such investments meet our investment return criteria.

Our goal is to maximize long-term net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our pre-existing cash. However, due to risk factors, including those outlined below (see “Part II—Other Information—Item 1A. Risk Factors”), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, in addition to improving operating results, we have lowered interest rates on our debt through attractive refinancing opportunities. Additionally, we also anticipate refinancing both our 2005 Credit Facility in June 2006 and our Tower Revenue Notes some time between our initial call date and the anticipated repayment date (June 15, 2010). We have entered into interest rate swap agreements to further manage our interest rates in contemplation of those refinancings (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities”).

Our business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. During 2006, we expect that the majority of our discretionary capital expenditures will occur in connection with strategic tower acquisitions, the addition of new tenants on our existing towers, purchases of land under our towers, selected new tower builds, purchases of our common stock and, to a lesser extent, investments in adjacent businesses, including Modeo. We may incur additional indebtedness on a discretionary basis to fund these investments.

Liquidity Position

As of March 31, 2006, after giving affect to purchases of our common stock in April 2006, we had consolidated cash and cash equivalents of $49.7 million (exclusive of restricted cash of $98.1 million), consolidated long-term and short-term debt of $2.3 billion, consolidated redeemable preferred stock of $312.2 million and consolidated stockholders equity of $1.1 billion.

Operating Cash

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows), is as follows:

	Three months Ended March 31,
	2005	2006
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$27,041	$50,265

The net cash provided by operating activities increased by $23.2 million from the three months ended March 31, 2005 due primarily to growth in our core site leasing and a decrease in cash interest paid. Changes in working capital, and particularly changes in deferred rental revenues and prepaid ground leases, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments on our rental revenues and ground leases.

Investing Activities

Capital Expenditures

Our capital expenditures can be separated into two general categories:

(1)	sustaining (which includes maintenance activities on our towers, vehicles, information technology equipment and office equipment), and

(2)	revenue generating (which includes tower improvements, enhancements to the structural capacity of our towers in order to support additional leasing, the construction of new towers and distributed antenna systems, land purchases and investments in adjacent businesses).

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows), is as follows:

	Three months Ended March 31,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2005	2006	2005	2006	2005	2006
	(In thousands of dollars)
CCUSA	$2,703	$1,627	$5,808	$13,534	$8,511	$15,161
CCAL	383	256	85	526	468	782
Emerging Businesses	49	34	528	6,089	577	6,123
Corporate Office and Other	43	—	—	—	43	—

Consolidated	$3,178	$1,917	$6,421	$20,149	$9,599	$22,066

For the three months ended March 31, 2006, total capital expenditures increased $12.5 million, or 129.9%, from the three months ended March 31, 2005. The increase in revenue generating capital expenditures is primarily related to:

(1)	$6.1 million of expenditures primarily related to the development of the Modeo network by Emerging Businesses in New York City; and

(2)	$4.6 million of land purchases by CCUSA as a result of executing our program to either purchase the land on which our towers reside or renegotiate and extend the terms of ground leases, subleases and licenses related to our towers.

The remaining revenue generating capital expenditures primarily relate to capital improvements to accommodate carrier installations on our towers and the development of distributed antenna systems. Our decisions regarding the construction of new towers and distributed antenna systems are discretionary, and depend upon expectations of achieving acceptable rates of return given current market conditions. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Financing Activities

For the three months ended March 31, 2005 and 2006, our net cash used for financing activities was $200.0 million and $1.1 million, respectively. These amounts for 2005 and 2006 are largely due to (1) financing transactions we have completed in an effort to lower our future cash interest payments and simplify our capital structure and (2) purchases of our own stock, as we continue to invest in opportunities we believe will drive long-term shareholder value. The following is a summary of the significant financing transactions completed in 2006:

Common Stock Activity

A summary of common stock activity for the first quarter of 2006 is a follows:

Three months Ended March 31, 2006
(In thousands)
Shares outstanding at beginning of period	214,189
Restricted stock awards granted	1,137
Common stock purchased	(100)
Stock options exercised	754
Other activity	31

Shares outstanding at end of period	216,011

During the three months ended March 31, 2006, we purchased 0.1 million shares of common stock in public market transactions at an average price of $30.30 per share. We utilized $3.0 million in cash to affect these purchases. In April 2006, we purchased an additional 1.6 million shares of our common stock in public market transactions at an average price of $29.47 per share. We utilized $47.7 million in cash to affect these purchases. We continually review our own equity securities as a potential investment option and we may choose to continue purchases of our common stock in the future as market prices make such investments attractive.

Interest Rate Swaps

On January 27, 2006, we entered into two five-year forward starting interest rate swap agreements (“January 2006 Interest Rate Swaps”) with notional amounts of $175.0 million and $75.0 million, respectively, to fix our interest cash outflows, in contemplation of refinancing the credit facility in June 2006. The terms of the January 2006 Interest Rate Swaps call for us to receive interest at a variable rate equal to LIBOR and to pay interest at fixed rates of 4.885% and 4.95% on the notional amounts of $175.0 million and $75.0 million, respectively. The January 2006 Interest Rate Swaps will effectively change the interest rate on the refinanced borrowings expected to occur in June 2006 from a floating rate based on LIBOR to a weighted average rate of 4.9045% plus the applicable margin.

On March 1, 2006, we entered into three five-year forward starting interest rate swap agreements (“March 2006 Interest Rate Swaps”) with a combined notional amount of $1.9 billion to fix our interest cash outflows, in contemplation of the expected future June 2010 refinancing of the $1.9 billion Tower Revenue Notes issued in June 2005. The terms of the March 2006 Interest Rate Swaps call for us to receive interest at a variable rate equal to LIBOR and to pay interest at a weighted average fixed rate of 5.18% plus the applicable margin. The March 2006 Interest Rate Swaps will effectively change the interest rate on the refinanced borrowings expected to occur in June 2010 from a floating rate based on LIBOR to 5.18% plus the applicable margin.

Financing Restrictions

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

As a holding company, CCIC will require distributions or dividends from our subsidiaries, or will be forced to use our remaining cash balances to fund the holding company’s debt obligations (including the 4% Senior Notes and the guarantee of the 2005 Credit Facility entered into in July 2005, after consideration of the July redemptions), including interest payments on the notes. The terms of the current indebtedness of our subsidiaries allow the ability to distribute cash to CCIC unless they experience a deterioration of financial performance. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions pursuant to our current or future indebtedness. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through our lenders in amounts aggregating $8.0 million and expire on various dates through October 2007.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control (see “Part II—Other Information—Item 1A. Risk Factors”).

Accounting and Reporting Matters

Critical Accounting Policies

Our critical accounting policies are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies as of December 31, 2005 are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2005 contained in the Form 10-K. We have reviewed our policies and determined that the policies in place for the year ended December 31, 2005 remain critical accounting policies for the three months ended March 31, 2006.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. We adopted the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. In October and November 2005 and February 2006, the FASB released Financial Staff Position FSP 123(R)-2, Practical Accommodation to the

Application of Grant Date as Defined in FASB Statement No 123(R), FSP 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards and FSP 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The FSP’s clarify certain accounting provisions set forth in SFAS 123(R). The adoption of SFAS 123(R) and the FSP’s will increase our stock-based compensation by approximately $0.5 million for the year ending December 31, 2006.

In March 2005, the SEC staff issued guidance on SFAS 123(R), Share-Based Payment. Staff Accounting Bulletin No. 107 (“SAB 107”), was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

See note 2 to our consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Results”. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is the primary measure of profit and loss used by management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

•	although specific definitions may vary, it is widely used in the wireless tower sector to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including preparation of our annual operating budget; and

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in foreign currency exchange rates and interest rates which may adversely affect our results of operations and financial position. In attempting to minimize the risks and/or costs associated with such activities, we seek to manage exposure to changes in interest rates (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Interest Rate Swaps”) and foreign currency exchange rates where economically prudent to do so.

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of March 31, 2006, we had $295.0 million of floating rate indebtedness, or approximately 13.0% of total debt. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $3.0 million. Through three interest rate swap agreements entered into in March 2006, we have effectively fixed the interest rate on $1.9 billion of borrowings through June 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Interest Rate Swaps”.

The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations. The average monthly exchange rate used to translate the March 31, 2005 financial statements for CCAL fluctuated between a low of 0.7668 and a high of 0.7848. The average monthly exchange rate used to translate the March 31, 2006 financial statements for CCAL fluctuated between a low of 0.7266 and a high of 0.7505.

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

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements. In addition to the information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A Risk Factors” in our annual report on Form 10-K for the year ending December 31, 2005 and our other filings with the SEC.

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss or consolidation of, network sharing among or financial instability of any of our limited number of customers may materially decrease revenues.

•	Consolidations and mergers in the wireless industry could decrease the demand for our towers and may lead to reductions in our revenues and our ability to generate positive cash flows.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	We operate in a competitive industry, and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact the growth in our revenues.

•	3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our towers and may not be able to extend these leases.

•	We may need additional financing, which may not be available, for strategic growth opportunities.

•	Restrictive covenants in our debt instruments may limit our ability to take actions that may be in our best interests.

•	Modeo’s business has certain risk factors different from our core tower business, including an unproven business model, and may fail to operate successfully and produce results that are less than anticipated. In addition, Modeo’s business may require additional financing which may not be available.

•	FiberTower’s business has certain risk factors different from our core tower business, including an unproven business model, and may produce results that are less than anticipated, resulting in a write off of all or part of our investment in FiberTower. In addition, FiberTower’s business may require additional financing which may not be available.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	We are heavily dependent on our senior management.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We may suffer from future claims if radio frequency emissions from wireless handsets or equipment on our towers or our equipment on other sites are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Our participation or failure to participate in a tower industry consolidation may be harmful to our business.

•	Disputes with customers and suppliers may adversely affect results.

•	We may suffer losses due to exposure to changes in foreign currency exchange rates relating to our operations in Australia.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the first quarter of 2006:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2006	—	$—	—	—
February 1 – February 28, 2006	—	$—	—	—
March 1 – March 31, 2006 (1)	100,000	$30.30	—	—

Total	100,000		—	—

(1)	In March 2006, we purchased 100,000 shares of common stock in public market transactions. We utilized $3,030,000 in cash to affect these purchases. We may elect to make similar purchases of our common stock in the future.
(2)	In addition to the common stock purchases shown in the table, in April 2006 we purchased 1,619,100 shares of our common stock in public market transactions. See note 12 to the consolidated financial statements in “Item 1. Financial Statements”. We may elect to make similar purchases of our common stock in the future.

ITEM 6. EXHIBITS

Description:

11.1	Computation of Net Loss Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: May 5, 2006	By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2006	By:	/s/ ROB A. FISHER
Rob A. Fisher Vice President and Controller (Principal Accounting Officer)