Form 10-Q
period 2006-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2006-08-14
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding at July 31, 2006: 201,596,509

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2005	June 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,408	$522,595
Receivables:
Trade, net of allowance for doubtful accounts of $2,968 and $3,004, respectively	13,054	16,564
Other	3,776	6,213
Deferred site rental receivable	9,307	11,042
Prepaid expenses and other current assets	37,811	42,375
Restricted cash	91,939	102,660

Total current assets	221,295	701,449
Restricted cash	3,814	5,168
Property and equipment, net of accumulated depreciation of $1,611,312 and $1,746,578, respectively	3,294,333	3,207,025
Goodwill	340,412	340,412
Deferred site rental receivable	87,392	93,093
Deferred financing costs and other assets, net of accumulated amortization of $31,261 and $38,278, respectively	184,071	214,971

	$4,131,317	$4,562,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,230	$16,686
Accrued interest	8,281	9,781
Deferred rental revenues and other accrued liabilities	148,703	141,308
Short-term debt and current portion of long-term debt	295,000	10,000

Total current liabilities	464,214	177,775
Long-term debt, less current maturities	1,975,686	2,965,586
Deferred ground lease payable	118,747	127,643
Other liabilities	55,559	55,377

Total liabilities	2,614,206	3,326,381

Commitments and contingencies (note 8)
Minority interests	26,792	26,159
Redeemable preferred stock	311,943	312,407
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2005—214,188,524 and June 30, 2006—206,769,897	2,142	2,068
Additional paid-in capital	3,172,211	2,876,950
Accumulated other comprehensive income	41,937	86,527
Accumulated deficit	(2,037,914)	(2,068,374)

Total stockholders’ equity	1,178,376	897,171

	$4,131,317	$4,562,118

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(As restated - see note 1)		(As restated - see note 1)
Net revenues:
Site rental	$147,409	$169,160	$288,877	$331,057
Network services and other	20,818	24,616	36,997	45,384

	168,227	193,776	325,874	376,441

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	48,402	50,927	96,725	100,617
Network services and other	14,403	15,880	25,871	29,666
General and administrative	23,992	25,825	46,481	49,988
Corporate development	795	2,686	1,284	4,364
Restructuring charges	—	—	8,477	—
Asset write-down charges	555	1,522	991	1,857
Depreciation, amortization and accretion	70,730	69,374	140,917	141,465

	158,877	166,214	320,746	327,957

Operating income (loss)	9,350	27,562	5,128	48,484
Other income (expense):
Interest and other income (expense)	(202,635)	(2,939)	(285,652)	(4,275)
Interest expense and amortization of deferred financing costs	(35,393)	(37,455)	(74,662)	(69,715)

Income (loss) from continuing operations before income taxes and minority interests	(228,678)	(12,832)	(355,186)	(25,506)
Provision for income taxes	(147)	(507)	(291)	(1,123)
Minority interests	727	4	1,931	915

Income (loss) from continuing operations	(228,098)	(13,335)	(353,546)	(25,714)
Income (loss) from discontinued operations, net of tax	2,347	—	848	5,657

Net income (loss)	(225,751)	(13,335)	(352,698)	(20,057)
Dividends on preferred stock	(9,568)	(5,202)	(19,221)	(10,403)

Net income (loss) after deduction of dividends on preferred stock	$(235,319)	$(18,537)	$(371,919)	$(30,460)

Net income (loss)	$(225,751)	$(13,335)	$(352,698)	$(20,057)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,511)	4,837	(4,234)	1,415
Derivative instruments:
Net change in fair value of cash flow hedging instruments	(65)	23,947	21	43,301
Amounts reclassified into results of operations	655	(413)	1,070	(126)

Comprehensive income (loss)	$(227,672)	$15,036	$(355,841)	$24,533

Per common share—basic and diluted:
Income (loss) from continuing operations	$(1.09)	$(0.09)	$(1.68)	$(0.17)
Income (loss) from discontinued operations	0.01	—	—	0.03

Net income (loss)	$(1.08)	$(0.09)	$(1.68)	$(0.14)

Weighted average common shares outstanding—basic and diluted (in thousands)	218,237	212,675	220,919	213,574

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2005	2006
	(As restated – see note 1)
Cash flows from operating activities:
Net income (loss)	$(352,698)	$(20,057)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	140,917	141,465
Losses on purchases of long-term debt	281,121	740
Amortization of deferred financing costs	2,370	4,083
Stock-based compensation expense	9,834	8,894
Asset write-down charges	991	1,857
Minority interests	(1,931)	(915)
Equity in losses and write-downs of unconsolidated affiliates	4,921	7,250
(Income) loss from discontinued operations	(848)	(5,657)
Interest rate swap (income) expense	655	189
Changes in assets and liabilities:
Increase (decrease) in accrued interest	(34,607)	1,500
Increase (decrease) in accounts payable	(1,750)	4,436
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	362	(2,312)
Decrease (increase) in receivables	15,151	(5,913)
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable and other assets	(2,917)	(17,188)

Net cash provided by (used for) operating activities	61,571	118,372

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	1,602	1,079
Capital expenditures	(21,932)	(49,274)
Investments in unconsolidated affiliates and other	—	(1,000)

Net cash provided by (used for) investing activities	(20,330)	(49,195)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	1,900,000	1,000,000
Proceeds from issuance of capital stock	25,086	37,909
Purchases and redemptions of long-term debt	(1,793,291)	—
Payments under revolving credit agreements	(180,000)	(295,000)
Purchases of capital stock	(179,875)	(340,104)
Incurrence of financing costs	(29,665)	(4,272)
Initial funding of restricted cash	(48,968)	—
Net decrease (increase) in restricted cash	(35,208)	(12,075)
Interest rate swap receipts (payments)	(6,381)	5,915
Dividends on preferred stock	(4,125)	(9,938)

Net cash provided by (used for) financing activities	(352,427)	382,435

Effect of exchange rate changes on cash	(532)	(82)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	(3,531)	5,657
Net cash provided by (used for) investing activities	7,062	—
Net cash provided by (used for) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	442	—

Net cash provided by (used for) discontinued operations	3,973	5,657

Net increase (decrease) in cash and cash equivalents	(307,745)	457,187
Cash and cash equivalents at beginning of period	566,707	65,408

Cash and cash equivalents at end of period	$258,962	$522,595

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	General

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

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2006 and the consolidated results of operations for the three and six months ended June 30, 2005 and 2006, and the consolidated cash flows for the six months ended June 30, 2005 and 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

In January 2005, the Company adopted a plan to exit the business of OpenCell Corp. (“OpenCell”). For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. On May 9, 2005, the Company completed the sale of OpenCell and recognized a gain of $2,801,000 for the three months ended June 30, 2005.

During the three months ended March 31, 2006, the Company reversed $5,500,000 into net gain on disposal of discontinued operations related to liabilities previously established in conjunction with the sale of the Company’s former UK operations, as a result of the termination of related contingencies during the three months ended March 31, 2006.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and six months ended June 30, 2006.

Effects of Restatement

In 2005, as part of the Company’s 2005 control procedures, the Company engaged in a lease by lease review of the Company’s tenant leases and ground leases. The Company completed this review in the first quarter of 2006 and determined that the required non-cash adjustments, as a result of this review, would be material to the results of the fourth quarter of 2005 if recorded as a single adjustment in the fourth quarter of 2005. Therefore, the Company determined that the errors were most appropriately corrected through the restatement of previously issued financial statements for the years ended December 31, 2003 and 2004, for each of the quarters of 2004 and for the first three quarters of 2005 to reflect these non-cash adjustments in the proper periods. The restatement of the second quarter 2005 results decreased net loss by $1,700,000, comprised of an increase in site rental revenues of $542,000, an increase in site rental costs of operations of $643,000, an increase in general and administrative expense of $110,000, a decrease in depreciation expense of $1,982,000, and a decrease in minority interests of $71,000. The restatement of the results for the six months ended June 30, 2005 decreased net loss by $3,514,000, comprised of an increase in site rental revenues of $1,084,000, an increase in site rental costs of operations of $1,286,000, an increase in general and administrative expense of $109,000, a decrease of depreciation expense of $3,967,000, and a decrease in minority interests of $142,000. These adjustments have no effect on the Company’s credit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets.

The adjustments to amounts previously presented in the consolidated statement of operations for the three months ended June 30, 2005 were reported in the Company’s Form 10-K and are summarized as follows for the convenience of the reader:

	As Previously Stated	Restatement Adjustments	As Restated	Reclassification	As Currently Stated
	(In thousands of dollars, except per share amounts)
Three months ended June 30, 2005:
Site rental revenues	$146,867	$542	$147,409	—	$147,409
Site rental costs of operations	47,759	643	48,402	—	48,402
General and administrative	23,890	110	24,000	(8)	23,992
Corporate development	787	—	787	8	795
Depreciation, amortization and accretion expense	72,712	(1,982)	70,730	—	70,730
Operating income (loss)	7,579	1,771	9,350	—	9,350
Minority interests	798	(71)	727	—	727
Net income (loss)	(227,451)	1,700	(225,751)	—	(225,751)
Net income (loss) per common share – basic and diluted	(1.09)	0.01	(1.08)	—	(1.08)

The adjustments to amounts previously presented in the consolidated statement of operations for the six months ended June 30, 2005 are summarized as follows:

	As Previously Stated	Restatement Adjustments	As Restated	Reclassification	As Currently Stated
	(In thousands of dollars, except per share amounts)
Six months ended June 30, 2005:
Site rental revenues	$287,793	$1,084	$288,877	$—	$288,877
Site rental costs of operations	95,439	1,286	96,725	—	96,725
General and administrative	46,437	109	46,546	(65)	46,481
Corporate development	1,219	—	1,219	65	1,284
Depreciation, amortization and accretion expense	144,884	(3,967)	140,917	—	140,917
Operating income (loss)	1,472	3,656	5,128	—	5,128
Minority interests	2,073	(142)	1,931	—	1,931
Net income (loss)	(356,212)	3,514	(352,698)	—	(352,698)
Net income (loss) per common share – basic and diluted	(1.70)	0.02	(1.68)	—	(1.68)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following tables describe the effects of the restatement on net loss and the related per share amounts for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands of dollars, except per share amounts)
Net income (loss), as previously stated	$(227,451)	$(356,212)
Adjustments to site rental revenues	542	1,084
Adjustments to site rental costs of operations	(643)	(1,286)
Adjustments to general and administrative	(110)	(109)
Adjustments to depreciation expense	1,982	3,967
Adjustments to minority interests	(71)	(142)

Net income (loss), as restated	$(225,751)	$(352,698)

Per common share – basic and diluted:
Net income (loss), as previously stated	$(1.09)	$(1.70)
Adjustments to site rental revenues	—	0.01
Adjustments to site rental costs of operations	—	(0.01)
Adjustments to general and administrative	—	—
Adjustments to depreciation expense	0.01	0.02
Adjustments to minority interests	—	—

Net income (loss), as restated	$(1.08)	$(1.68)

The following table describes the effects of the restatement on comprehensive income (loss) for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands of dollars)
Comprehensive income (loss), as previously stated	$(229,294)	$(359,227)
Adjustments to net income (loss)	1,700	3,514
Adjustments to foreign currency translation adjustments	(78)	(128)

Comprehensive income (loss), as restated	$(227,672)	$(355,841)

Revision to Presentation of Cash Flows Relating to Discontinued Operations

The Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations which, prior to December 31, 2005, were reported on a combined basis as a single amount.

Review of Non-Cash Equity-Based Compensation

The Company has conducted a detailed review of its equity-based compensation practices, including a review of its underlying stock option and restricted stock grant documentation and procedures and related accounting. During the review, the Company found no inappropriate actions relating to the administration of its equity-based compensation plans and, further, that grants were made under its equity-based plans and approved by the Company’s board of directors.

As a result of the review, the Company has discovered certain errors in its accounting for equity-based compensation. The Company has determined that it had certain unrecorded non-cash equity-based compensation charges associated with stock option grants; however, the Company believes that these accounting errors are immaterial to its financial statements in any of the periods to which such charges would have related. The majority of such charges related to modifications for measurement date purposes under Accounting Principles Opinion 25 (“APB 25”) of certain stock options issued prior to the Company’s initial public offering (“IPO”) in August 1998 that may be deemed to have occurred as a result of entering into initial severance agreements with executives at the time of, and disclosed in connection with, the IPO. The severance agreements only affected outstanding options at the time of qualified termination of an executive with the Company and provided for the vesting of outstanding unvested options and the potential extension of option exercise periods upon a qualifying termination. If the severance agreements were deemed modifications that constitute a new measurement date pursuant to APB 25, the Company believes it should have recorded additional non-cash equity-based compensation charges of approximately $46,000,000 in 1998.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

In addition, the Company believes it should have recorded other non-cash equity-based compensation charges of approximately $25,000,000 for the periods after the IPO to December 31, 2000, and approximately $13,000,000 for the periods January 1, 2001 to March 31, 2006. The effects of unrecorded non-cash equity-based compensation charges for any periods subsequent to 2000 are not significant. The unrecorded charges for periods after January 1, 1999 relate to options granted prior to December 2001, where the proper measurement date for accounting purposes, as defined by APB 25 differs from the measurement date previously used by the Company. None of the charges described in this paragraph and in the previous paragraph would have affected the Company’s historical revenues, Adjusted EBITDA or compliance with its debt covenants.

As previously disclosed, the Company received a letter dated July 17, 2006, from the SEC stating that the SEC is conducting an informal inquiry into various accounting matters related to the Company, including whether grants of stock options may have been backdated. The SEC’s letter states that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to cooperate fully with the SEC in this matter.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Form 10-K. Additional significant accounting policies for fiscal 2006 are disclosed below.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”) (revised 2004) using the modified prospective method. FAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the application of FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R). Prior to adopting FAS 123(R), the Company had applied the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. See notes 2 and 10.

Restricted Stock Awards. The Company records stock-based compensation expense only for those non-vested stock awards (“restricted stock awards”) that are expected to vest. The Company uses historical data to estimate pre-vesting forfeitures. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company’s stock at the date of grant. Upon adoption of FAS 123(R), the Company began using a Monte Carlo simulation as the method of valuation for the Company’s restricted stock awards with market conditions. The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of restricted stock awards with market conditions is determined in accordance with FAS 123(R) and SAB 107, a Monte Carlo simulation requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The key assumptions are summarized as follows:

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

CCIC Stock Option Plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not granted CCIC stock options since 2003. See note 10.

2.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. The Company adopted the provisions of SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R) will increase stock-based compensation expense by approximately $450,000 for the year ending December 31, 2006.

In March 2005, the SEC staff issued SAB 107 to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, which clarifies the term conditional asset retirement obligation as used in FAS 143. The Company adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13,948,000 for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4,917,000, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9,031,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $691,000 for the six months ended June 30, 2006. At June 30, 2006, liabilities for contingent retirement obligations amounted to $17,243,000.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In October 2005, the FASB issued Staff Position FSP FAS 13-1 (“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 is effective for reporting periods beginning after December 15, 2005, and retrospective application was permitted but not required. The adoption of FAS 13-1 did not have a significant effect on the Company’s consolidated financial statements.

In 2005, the FASB issued FASB Staff Position FSP FAS 123(R)-2 (“FAS 123(R)-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), FSP FAS 123(R)-3 (“FAS 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and FSP FAS 123(R)-4 (“FAS 123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The Company adopted these FSP’s in conjunction with the adoption of FAS 123(R) on January 1, 2006. The adoption of these FSP’s did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

3.	Long-term Assets

Goodwill

As of December 31, 2005 and June 30, 2006, the Company had consolidated goodwill of $340,412,000 all of which was at CCUSA.

Other Intangible Assets

The value of site rental contracts from acquisitions included in CCUSA is accounted for as other intangible assets with finite useful lives, and is included in deferred financing costs and other assets on the Company’s consolidated balance sheet.

A summary of other intangible assets with finite useful lives is as follows:

	Six Months Ended June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$97,050	$(26,178)	$70,872
Amortization expense	—	(4,278)	(4,278)

Balance at end of period	$97,050	$(30,456)	$66,594

Estimated annual amortization expense:
Years ending December 31, 2006 through 2010		$8,556

Investment in FiberTower Corporation

The Company owns a 36% minority interest position in FiberTower Corporation (“FiberTower”), a privately-held provider of wireless backhaul services. The investment in FiberTower is included in deferred financing costs and other assets on the Company’s consolidated balance sheet. The investment in FiberTower (net of losses) was $68,987,000 and $61,660,000 as of December 31, 2005 and June 30, 2006, respectively. For the three and six months ended June 30, 2006, losses from the investment in FiberTower were $4,689,000 and $7,327,000, respectively, and are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss).

On May 15, 2006, FiberTower and First Avenue Networks, Inc. announced that they had entered into a definitive merger agreement to combine the two companies in an all-stock transaction. Following completion of the contemplated merger, which is expected to close by the end of the third quarter of 2006, the Company anticipates that it will own approximately 18% of the outstanding equity interest in the combined company and will be subject to certain transfer restrictions for a limited period of time following closing.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

4.	Long-term and Short-term Debt

Long-term debt consists of the following:

	December 31, 2005	June 30, 2006
	(In thousands of dollars)
Senior Secured Tower Revenue Notes due 2035	$1,900,000	$1,900,000
2006 Credit Facility	—	1,000,000
4% Convertible Senior Notes due 2010	63,964	63,864
10 3/4% Senior Notes due 2011	9,976	9,976
9 3/8% Senior Notes due 2011	1,695	1,695
7.5% Senior Notes due 2013	51	51

	1,975,686	2,975,586
Less: current maturities	—	(10,000)

	$1,975,686	$2,965,586

Short-term debt consists of the following:

	December 31, 2005	June 30, 2006
	(In thousands of dollars)
2005 Credit Facility	$295,000	$—

Senior Secured Tower Revenue Notes

On June 8, 2005, Crown Castle Towers LLC (“Issuer Entity”) and certain of its direct wholly owned subsidiaries (collectively, the “Issuers”) issued $1.9 billion aggregate principal amount of Senior Secured Tower Revenue Notes, Series 2005-1 (“Tower Revenue Notes”), pursuant to an indenture (“Indenture”) dated as of June 1, 2005, by and among the Issuers and JPMorgan Chase Bank, N.A., as trustee (“Indenture Trustee”), and an indenture supplement (“Indenture Supplement”) dated as of June 1, 2005, by and among the Issuers and the Indenture Trustee. All of the Issuers are indirect wholly owned subsidiaries of the Company. The Tower Revenue Notes were issued in five separate classes, each investment grade, as indicated in the table below. Each of the Class B, Class C and Class D Tower Revenue Notes are subordinated in right of payment to any other Class which has an earlier alphabetical designation.

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

The Tower Revenue Notes require the Issuers and the Company to each maintain a minimum debt service coverage ratio (“DSCR”). As of June 30, 2006, the Issuers’ DSCR was 3.87 and the Company’s DSCR was 2.25.

Payment in full is expected to occur on the Anticipated Repayment Date in June of 2010. Material penalties are imposed if the Issuers fail to repay the Tower Revenue Notes on the Anticipated Repayment Date, including a

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

significant increase in the interest rate and the application of all excess cash flows, after the payment of principal, interest, reserves and certain operating expenses, to repay the Tower Revenue Notes.

2006 Credit Facility

On June 1, 2006, certain subsidiaries (“Borrowers”) of the Company, including Crown Castle Operating Company (“CCOC”), entered into a credit agreement (“Credit Agreement”) with a syndicate of lenders (“2006 Credit Facility”), pursuant to which such lenders agreed to provide the Borrowers with a $1.25 billion credit facility, consisting of a $1.0 billion senior secured term loan maturing on June 1, 2014 (“Term Loan”) and a $250,000,000 senior secured revolving credit facility maturing May 31, 2007 (“Revolver”). The Company is required to make principal payments on the Term Loan in the amount of $2,500,000 at the end of each calendar quarter beginning September 2006. In addition, beginning in 2007, 50% of the excess cash flow (as defined) of CCOC shall be applied to the prepayment of the term loan. As of June 30, 2006, there were no amounts drawn under the Revolver.

The 2006 Credit Facility is secured by a pledge of a portion up to all of the equity interests of substantially all of CCUSA and CCAL, as well as a security interest in CCOC’s deposit accounts and securities accounts. The 2006 Credit Facility is guaranteed by the Company and certain of its existing and future subsidiaries.

A portion of the proceeds of the Term Loan were used to repay CCOC’s previously existing revolving 2005 Credit Facility, under which $295,000,000 was outstanding at the time of repayment and to fund the acquisition of Mountain Union Telecom, LLC (“Mountain Union”) for approximately $305,000,000 (see notes 8 and 13). The remaining proceeds of the 2006 Credit Facility were utilized to purchase the Company’s common stock in public market transactions. See Note 6 and 13. Availability under the Revolver at any time will be determined by certain financial ratios.

Borrowings under the Term Loan bear interest at a rate per annum, at the Borrowers’ election, equal to the prime rate of The Royal Bank of Scotland plc plus 1.25% or Eurodollar interbank offered rate (“LIBOR”) plus 2.25%. Borrowings under the Revolver bear interest at a rate per annum, at the Borrowers’ election, equal to the prime rate of The Royal Bank of Scotland plc plus 1.00% or LIBOR plus 2.0%. For both the Revolver and the Term Loan, interest on prime rate loans are due monthly, while interest on LIBOR loans are due at the end of the interest period (one, two, three or six months) for which such LIBOR rate is in effect up to a period not exceeding three months. As of June 30, 2006, the interest rate in effect for the Term Loan is 7.65%.

The 2006 Credit Facility requires the Company and the Borrowers to maintain compliance with certain financial covenants and places certain restrictions in the event of default on the ability of the Company and/or certain of its subsidiaries to, among other things, incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. In particular, the 2006 Credit Facility does not permit CCIC or CCOC, either individually or collectively, nor any of CCOC’s subsidiaries to have:

•	a consolidated leverage ratio, defined as the ratio of the aggregate indebtedness of the Company to consolidated Adjusted EBITDA, in excess of 8.25 to 1.00 through June 30, 2007, in excess of 7.50 to 1.00 from July 1, 2007 through June 30, 2008, and in excess of 7.00 to 1.00 thereafter;

•	a consolidated interest coverage ratio, defined as the ratio of consolidated Adjusted EBITDA for the most recently completed quarter multiplied by four to the amount of interest that will be required to pay over the succeeding twelve months on the then outstanding Tower Revenue Notes, of less than 1.75 to 1.00 through June 30, 2007, or less than 2.00 to 1.00 thereafter; or

•	a securitization debt service coverage ratio, defined as the ratio as of the end of any fiscal quarter of net cash flow of the Asset Entities (as defined in the Credit Agreement), for the twelve month period then ended to the amount of interest that will be required to pay over the succeeding twelve months on the then outstanding Tower Revenue Notes of less than 2.25 to 1.00 as of the last day of any fiscal quarter.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The 2006 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness (including defaults under the Indenture between the Issuers, and the Indenture Trustee), and certain events of bankruptcy and insolvency.

2005 Credit Facility

On June 1, 2006, the Company terminated the 2005 Credit Facility and repaid the $295,000,000 outstanding balance. The termination of the 2005 Credit Facility resulted in a loss of $740,000 relating to the write off of deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2006.

Interest Rate Swap Agreements

The Company has entered into forward starting interest rate swap agreements to fix its future interest cash outflows. The forward starting interest rate swap agreements call for the Company to receive interest at a variable rate equal to LIBOR and pay interest at a fixed rate plus the applicable margin. Generally, the Company’s debt instruments bear interest coupons based on a credit spread plus LIBOR. The forward starting interest rate swap agreements entered into during the six months ended June 30, 2006 are as follows:

On January 27, 2006, the Company terminated the December 2005 Interest Rate Swaps. No settlement payment was required to terminate such swaps. Two new interest rate swaps (“January 2006 Interest Rate Swaps”) with similar terms were entered into on January 27, 2006 to fix the Company’s interest cash outflows, in contemplation of refinancing the 2005 Credit Facility in June 2006. The terms of the January 2006 Interest Rate Swaps called for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a weighted average fixed annual rate of 4.9045% (plus the applicable margin). On the effective date of the interest rate swap agreements (the projected issuances date of June 30, 2006), the interest rate swaps were to be terminated and settled in cash. During the second quarter of 2006, the Company de-designated the January 2006 Interest Rate Swaps as cash flow hedges in accordance with SFAS 133, and terminated the swaps. The increase in the fair value of the January 2006 Interest Rate Swaps, from January 27, 2006 to the date of de-designation, totaled $6,231,000 and is recorded as a net change in fair value of cash flow hedging instruments in other comprehensive income. As a result of the de-designation, $699,000 previously recorded in accumulated other comprehensive income as of the date of the de-designation was reclassified into income in the second quarter of 2006. The remaining $5,532,000 recorded in accumulated other comprehensive income as of the date of de-designation will be reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the forecasted transaction impacts earnings.

On March 1, 2006, the Company entered into three five-year forward starting interest rate swap agreements (“March 2006 Interest Rate Swaps”) with a combined notional amount of $1.9 billion to fix its interest cash outflows, in contemplation of the expected future refinancing in June 2010 of the $1.9 billion Tower Revenue Notes issued in June 2005. The terms of the March 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 5.18% (plus the applicable margin). On the effective date of the March 2006 Interest Rate Swaps (the projected issuance date of June 15, 2010), the March 2006 Interest Rate Swaps will be terminated and settled in cash. The increase in the fair value of the March 2006 Interest Rate Swaps, from March 1, 2006 to June 30, 2006, totaled $36,007,000 and is recorded as a net change in fair value of cash flow hedging instruments in other comprehensive income.

In conjunction with the termination of the January 2006 Interest Rate Swaps, the Company entered into two five-year forward starting interest rate swap agreements (“June 2006 Interest Rate Swaps”) on June 14, 2006 with a combined notional amount of $250,000,000 to fix its interest cash outflows, in contemplation of the expected future refinancing of the 2006 Credit Facility issued in June 2006. The terms of the June 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and pay interest at a fixed annual rate of 5.464% (plus the applicable margin). On the effective date of the June 2006 Interest Rate Swaps (the projected issuance date of January 31, 2007), the June 2006 Interest Rate Swaps will be terminated and settled in cash. The increase in fair

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

value of the June 2006 Interest Rate Swaps, from June 14, 2006 to June 30, 2006, totaled $1,064,000 and is recorded as a net change in fair value of cash flow hedging instruments in other comprehensive income.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $5,290,000 and expire on various dates through May 2007.

5.	Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2005	June 30, 2006
	(In thousands of dollars)
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	$311,943	$312,407

6.25% Convertible Preferred Stock

The Company also has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). In February and May 2005, the quarterly dividend was paid with 316,700 and 315,000 shares of common stock, respectively. In February and May 2006, the quarterly dividend was paid with $4,969,000 and $4,969,000 in cash, respectively. The Company may choose to continue cash payments of the dividend in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

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

Purchases and Issuances of the Company’s Common Stock

During the six months ended June 30, 2006, the Company purchased 10,669,600 shares of the Company’s common stock (“common stock”) in public market transactions. The Company utilized $340,104,000 in cash to affect these purchases. See also note 13.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Restricted Common Stock

During the six months ended June 2006, the Company issued 1,217,053 shares of restricted common stock to certain of its executives and non-executive employees. See note 10.

Stock Warrants

On May 10, 2006, the Company issued an aggregate 38,196 shares of common stock to two holders that exercised an aggregate 50,270 stock warrants at an exercise price of $7.508 per share.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands of dollars, except per share amounts)
	(As restated)		(As restated)
Income (loss) from continuing operations	$(228,098)	$(13,335)	$(353,546)	$(25,714)
Dividends on preferred stock	(9,568)	(5,202)	(19,221)	(10,403)

Income (loss) from continuing operations applicable to common stock for basic and diluted computations	(237,666)	(18,537)	(372,767)	(36,117)
Income (loss) from discontinued operations	2,347	—	848	5,657

Net income (loss) applicable to common stock for basic and diluted computations	$(235,319)	$(18,537)	$(371,919)	$(30,460)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	218,237	212,675	220,919	213,574

Per common share—basic and diluted:
Income (loss) from continuing operations	$(1.09)	$(0.09)	$(1.68)	$(0.17)
Income (loss) from discontinued operations	0.01	—	—	0.03

Net income (loss)	$(1.08)	$(0.09)	$(1.68)	$(0.14)

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

	June 30,
	2005	2006
	(In thousands)
Options to purchase shares of common stock	11,853	6,580
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	590
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock	7,442	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,512	1,270
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,906	5,897

Total potential common shares	35,978	22,962

As of June 30, 2006, outstanding stock options include (1) 45,000 options at exercise prices ranging from $1.74 to $4.00 per share and a weighted-average exercise price of $2.56 per share, (2) 6,479,867 options at exercise prices ranging from $4.01 to $34.49 per share and a weighted-average exercise price of $17.37 per share, and (3) 55,101 options at exercise prices ranging from $34.50 to $39.75 per share and a weighted-average exercise price of $38.17 per share. The options outstanding as of June 30, 2006 have an average remaining life of 4.0 years.

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

On May 8, 2006, the Company entered into a definitive agreement to acquire all of the outstanding equity interests of privately-held Mountain Union for approximately $309,000,000 in cash reduced by outstanding indebtedness of Mountain Union. See note 13.

On June 30, 2006, the Company and substantially all other non-management investors (collectively, the “investors”) in FiberTower executed a binding agreement with FiberTower (“Financial Support Agreement”) under which the investors on a pro rata ownership basis will provide FiberTower with the necessary working capital, in the form of equity or debt financing, until the earlier of (1) the consummation of the proposed merger of FiberTower and First Avenue Networks, Inc. described in note 3 (expected to close in the third quarter of 2006) or (2) December 31, 2007. The Company’s pro rata share (38.59%) of the working capital commitment is up to a sum equal to $29,330,000 reduced by the Company’s pro rata share of (i) any further debt or equity financing by FiberTower and (ii) any reduction in the capital expenditure budget of FiberTower. FiberTower commenced planned principal operations during 2003 and is currently consuming cash provided from an equity offering in 2005 to deploy FiberTower’s shared high-capacity backhaul network to thousands of additional cell sites in both new and existing markets across the United States. The merger is expected to close by September 30, 2006 at which time the Financial Support Agreement will terminate. It is contemplated that the merged company of FiberTower and First Avenue Networks, Inc. will be raising additional capital within twelve months to continue deploying its network of wireless backhaul sites.

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

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects the Company’s belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective as of January 1, 2006, and segment information for all periods presented has been reclassified.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating stock-based compensation expense, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”. There are no significant revenues resulting from transactions between the Company’s operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net revenues:
Site rental	$134,104	$13,305	$—	$—	$147,409
Network services and other	19,082	1,736	—	—	20,818

	153,186	15,041	—	—	168,227

Costs of operations (exclusive of depreciation, amortization and accretion)	57,383	5,365	57	—	62,805
General and administrative	15,496	3,256	—	5,240	23,992
Corporate development	—	—	795	—	795
Restructuring charges	—	—	—	—	—
Asset write-down charges	302	253	—	—	555
Depreciation, amortization and accretion	63,973	6,672	17	68	70,730

Operating income (loss)	16,032	(505)	(869)	(5,308)	9,350
Interest and other income (expense)	(153)	205	—	(202,687)	(202,635)
Interest expense and amortization of deferred financing costs	(7,435)	(1,102)	—	(26,856)	(35,393)
Provision for income taxes	—	(147)	—	—	(147)
Minority interests	—	727	—	—	727

Income (loss) from continuing operations	8,444	(822)	(869)	(234,851)	(228,098)
Income (loss) from discontinued operations, net of tax	2,347	—	—	—	2,347

Net income (loss)	$10,791	$(822)	$(869)	$(234,851)	$(225,751)

Capital expenditures	$10,974	$584	$773	$2	$12,333

	Six Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net revenues:
Site rental	$265,354	$23,523	$—	$—	$288,877
Network services and other	33,220	3,777	—	—	36,997

	298,574	27,300	—	—	325,874

Costs of operations (exclusive of depreciation, amortization and accretion)	111,580	10,924	92	—	122,596
General and administrative	29,939	6,092	—	10,450	46,481
Corporate development	—	—	1,284	—	1,284
Restructuring charges	—	—	—	8,477	8,477
Asset write-down charges	738	253	—	—	991
Depreciation, amortization and accretion	127,326	13,405	32	154	140,917

Operating income (loss)	28,991	(3,374)	(1,408)	(19,081)	5,128
Interest and other income (expense)	876	509	—	(287,037)	(285,652)
Interest expense and amortization of deferred financing costs	(10,015)	(2,120)	—	(62,527)	(74,662)
Provision for income taxes	—	(291)	—	—	(291)
Minority interests	—	1,931	—	—	1,931

Income (loss) from continuing operations	19,852	(3,345)	(1,408)	(368,645)	(353,546)
Income (loss) from discontinued operations, net of tax	848	—	—	—	848

Net income (loss)	$20,700	$(3,345)	$(1,408)	$(368,645)	$(352,698)

Capital expenditures	$19,482	$1,052	$1,352	$46	$21,932

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended June 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$154,491	$14,669	$—	$—	$169,160
Network services and other	22,696	1,920	—	—	24,616

	177,187	16,589	—	—	193,776

Costs of operations (exclusive of depreciation, amortization and accretion)	61,177	5,188	442	—	66,807
General and administrative	16,546	2,799	—	6,480	25,825
Corporate development	—	—	2,197	489	2,686
Restructuring charges	—	—	—	—	—
Asset write-down charges	1,522	—	—	—	1,522
Depreciation, amortization and accretion	62,515	6,784	39	36	69,374

Operating income (loss)	35,427	1,818	(2,678)	(7,005)	27,562
Interest and other income (expense)	(45)	176	—	(3,070)	(2,939)
Interest expense and amortization of deferred financing costs	(35,304)	(817)	—	(1,334)	(37,455)
Provision for income taxes	(423)	(84)	—	—	(507)
Minority interests	—	(23)	27	—	4
Income (loss) from continuing operations	(345)	1,070	(2,651)	(11,409)	(13,335)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(345)	$1,070	$(2,651)	$(11,409)	$(13,335)

Capital expenditures	$17,675	$877	$8,656	$—	$27,208

Total assets (at period end)	$3,688,161	$239,059	$43,384	$591,514	$4,562,118

	Six Months Ended June 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$304,629	$26,428	$—	$—	$331,057
Network services and other	41,678	3,706	—	—	45,384

	346,307	30,134	—	—	376,441

Costs of operations (exclusive of depreciation, amortization and accretion)	119,201	10,379	703	—	130,283
General and administrative	31,846	6,762	—	11,380	49,988
Corporate development	—	—	3,517	847	4,364
Restructuring charges	—	—	—	—	—
Asset write-down charges	1,857	—	—	—	1,857
Depreciation, amortization and accretion	128,188	13,128	70	79	141,465

Operating income (loss)	65,215	(135)	(4,290)	(12,306)	48,484
Interest and other income (expense)	260	313	—	(4,848)	(4,275)
Interest expense and amortization of deferred financing costs	(65,349)	(1,697)	—	(2,669)	(69,715)
Provision for income taxes	(930)	(193)	—	—	(1,123)
Minority interests	—	891	24	—	915

Income (loss) from continuing operations	(804)	(821)	(4,266)	(19,823)	(25,714)
Income (loss) from discontinued operations, net of tax	157	—	—	5,500	5,657

Net income (loss)	$(647)	$(821)	$(4,266)	$(14,323)	$(20,057)

Capital expenditures	$32,836	$1,659	$14,779	$—	$49,274

Total assets (at period end)	$3,688,161	$239,059	$43,384	$591,514	$4,562,118

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net income (loss)	$10,791	$(822)	$(869)	$(234,851)	$(225,751)
Adjustments:
Income (loss) from discontinued operations, net of tax	(2,347)	—	—	—	(2,347)
Minority interests	—	(727)	—	—	(727)
Provision for income taxes	—	147	—	—	147
Interest expense and amortization of deferred financing costs	7,435	1,102	—	26,856	35,393
Interest and other income (expense)	153	(205)	—	202,687	202,635
Depreciation, amortization and accretion	63,973	6,672	17	68	70,730
Operating stock-based compensation expense	861	107	61	834	1,863
Asset write-down charges	302	253	—	—	555
Restructuring charges, including stock-based compensation expense	—	—	—	—	—

Adjusted EBITDA	$81,168	$6,527	$(791)	$(4,406)	$82,498

	Six Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net income (loss)	$20,700	$(3,345)	$(1,408)	$(368,645)	$(352,698)
Adjustments:
Income (loss) from discontinued operations, net of tax	(848)	—	—	—	(848)
Minority interests	—	(1,931)	—	—	(1,931)
Provision for income taxes	—	291	—	—	291
Interest expense and amortization of deferred financing costs	10,015	2,120	—	62,527	74,662
Interest and other income (expense)	(876)	(509)	—	287,037	285,652
Depreciation, amortization and accretion	127,326	13,405	32	154	140,917
Operating stock-based compensation expense	1,403	121	61	1,825	3,410
Asset write-down charges	738	253	—	—	991
Restructuring charges, including stock-based compensation expense	—	—	—	8,477	8,477

Adjusted EBITDA	$158,458	$10,405	$(1,315)	$(8,625)	$158,923

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended June 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(345)	$1,070	$(2,651)	$(11,409)	$(13,335)
Adjustments:
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Minority interests	—	23	(27)	—	(4)
Provision for income taxes	423	84	—	—	507
Interest expense and amortization of deferred financing costs	35,304	817	—	1,334	37,455
Interest and other income (expense)	45	(176)	—	3,070	2,939
Depreciation, amortization and accretion	62,515	6,784	39	36	69,374
Operating stock-based compensation expense	1,996	171	374	2,839	5,380
Asset write-down charges	1,522	—	—	—	1,522
Restructuring charges, including stock-based compensation expense	—	—	—	—	—

Adjusted EBITDA	$101,460	$8,773	$(2,265)	$(4,130)	$103,838

	Six Months Ended June 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(647)	$(821)	$(4,266)	$(14,323)	$(20,057)
Adjustments:
Income (loss) from discontinued operations, net of tax	(157)	—	—	(5,500)	(5,657)
Minority interests	—	(891)	(24)	—	(915)
Provision for income taxes	930	193	—	—	1,123
Interest expense and amortization of deferred financing costs	65,349	1,697	—	2,669	69,715
Interest and other income (expense)	(260)	(313)	—	4,848	4,275
Depreciation, amortization and accretion	128,188	13,128	70	79	141,465
Operating stock-based compensation expense	2,611	1,326	499	4,458	8,894
Asset write-down charges	1,857	—	—	—	1,857
Restructuring charges, including stock-based compensation expense	—	—	—	—	—

Adjusted EBITDA	$197,871	$14,319	$(3,721)	$(7,769)	$200,700

Major Customers

For the six months ended June 30, 2005, 24.3%, 24.3% and 14.8% of consolidated net revenues are from Cingular, Verizon Wireless and Sprint Nextel, respectively. For the six months ended June 30, 2006, 22.9%, 20.4% and 14.5% of consolidated net revenues are from Cingular, Verizon Wireless and Sprint Nextel, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

10.	Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the six months ended June 30, 2006 is as follows:

Six Months Ended June 30, 2006
Shares outstanding at December 31, 2005	94,416
Shares granted	1,217,053
Shares vested	(2,395)
Shares forfeited	(38,772)

Shares outstanding at June 30, 2006	1,270,302

The following is a summary of the restricted stock awards granted during the six months ended June 2006:

Restricted Stock Award	Grant Date	Shares Awarded	Grant Date Fair Value	Service Period
				(In years)
Retention award for executives	February	416,249	$16.21	3.00
Performance award for executives	February	349,042	25.75	1.52
Retention award for non-executive employees	February	109,642	30.89	3.00
Performance award for non-executive employees	February	264,420	30.89	2.75
One-off RSA awards	Various	77,700	18.62	3.19

Total		1,217,053

Weighted average			$23.61	2.5

The performance restricted stock awards for both the executives and non-executive employees contain provisions for accelerated vesting based on the market performance of the Company’s common stock. In order to reach the first level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $35.52 per share for 20 consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $40.85 per share and $46.98 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one third of these restricted shares respectively. Additionally, the performance restricted stock awards for the executives contain an additional market performance target, $37.07 (20% above market price on the grant date) for 20 consecutive trading days during the vesting period, that enables 100% of any remaining shares not otherwise vested to vest on the fourth anniversary of the grant date (February 23, 2010). However, in the event the common stock has not achieved the performance market target of $37.07 per share for 20 consecutive days during the vesting period, any remaining amounts unvested will be forfeited at the end of the vesting period (February 23, 2010). The accelerated vesting provision in the executive and non-executive awards resulted in a derived service period. The implicit service period was derived by a Monte Carlo simulation using the assumptions stated below.

The retention awards for the executives and one-off restricted stock awards also contain provisions that result in forfeiture of any unvested shares in the event the common stock does not achieve the performance market target of $42.50 for 20 consecutive trading days. The 20 consecutive trading days include any date on or between September 22, 2008 and February 23, 2009 for the executives’ retention awards and any date on or between December 22, 2008 and May 25, 2009 for the one-off restricted stock awards. The share price forfeiture provision in both the retention and performance restricted stock awards for the executives and one-off restricted stock awards

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

results in a market condition. The estimated fair value for the awards with market conditions granted in the six months ended June 30, 2006 was determined by a Monte Carlo simulation using the assumptions stated below.

The weighted average assumptions used in the determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in the six months ended June 30, 2006 are as follows:

Risk-free interest rate	4.73%
Expected volatility	37%
Expected dividend rate	0%

The Company recognized stock based compensation expense related to restricted stock awards of $4,029,000 and $5,404,000 for the three and six months ended June 30, 2006, respectively. The Company amortizes restricted stock awards on a graded vesting schedule over the requisite service period. See note 1.

Upon adoption of FAS 123(R), the Company reclassified unearned compensation against additional paid in capital for all periods presented. The future compensation expense estimated to be recognized (net of estimated forfeitures) related to restricted stock awards at June 30, 2006 is $22,497,000.

Other Compensation Expense Related to Stock Awards

CCIC Stock Options. The Company has not granted CCIC stock options since 2003, and has not granted options to the executive management since September 2001. As of June 30, 2006, 6,551,668 of the 6,579,968 options outstanding are vested. During the six months ended June 30, 2006, 2,001,172 options were exercised. The Company received cash of $37,909,000 from the exercise of these options. The Company recognized expense of $222,000 related to CCIC stock options for the six months ended June 30, 2006.

Modeo Plan. In February 2006, the Company developed a phantom equity option plan (“Modeo Plan”), pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be available for grant as phantom option awards to employees of Modeo. Awards granted under this plan will be treated as liability awards. The Company issued 12,450 units, relating to approximately a 1.245% equity interest, pursuant to this plan in February 2006. The fair value of the award at June 30, 2006 is $4,334,000, which is being recognized over the service period. The awards will be re-measured each reporting period until the awards are settled.

A summary of awards granted under the Modeo Plan is as follows for the six months ended June 30, 2006:

Six Months Ended June 30, 2006
Options outstanding at beginning of period	—
Options granted	12,450
Options forfeited	—

Options outstanding at end of period	12,450

Options exercisable at end of period	—

The estimated fair value of options granted under the Modeo Plan was $348 per share as of June 30, 2006, based on the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	5.25%
Expected life	3.7 years
Expected volatility	100%
Expected dividend yield	0%

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

CCAL Share Option Scheme. In March 2006, the CCAL Share Option Scheme was modified to enable the employees of CCAL to require the Company to periodically settle vested options and shares in cash. As a result of this modification, the awards under the CCAL Share Option Scheme were re-measured and re-classified as liability awards as of March 31, 2006. For the three months ended March 31, 2006, additional compensation expense of $919,000 was recognized as a result of the re-measurement. The awards will be re-measured each reporting period until the awards are settled. The weighted-average estimated fair value of options outstanding under the CCAL Share Option Scheme was $0.63 per share as of June 30, 2006, based on the Black-Scholes option pricing model using the following weighted-average assumptions:

Risk-free interest rate	5.25%
Expected life	4.4 years
Expected volatility	37%
Expected dividend yield	0%

A summary of CCAL Share Option Scheme activity is as follows for the six months ended June 30, 2006.

Six Months Ended June 30, 2006
Options outstanding at beginning of period	5,858,500
Options granted	1,560,000
Options forfeited	(549,000)
Options exercised	(1,833,000)

Options outstanding at end of period	5,036,500

Options exercisable at end of period	795,900

Pro Forma Information Under FAS 123 and APB 25

Prior to adopting FAS 123(R), the Company adopted the fair value method of accounting for stock-based compensation under SFAS 123 using the prospective method of transition under SFAS 148. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows last year’s pro forma amounts since in the first quarter of 2006 the Company adopted the fair value recognition provisions of FAS 123(R) and therefore, compensation expenses are recognized in the consolidated statement of operations and comprehensive income (loss) for all share-based payments granted prior to, but not yet vested as of December 31, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(In thousands of dollars, except per share amounts)
	(As restated)	(As restated)
Net income (loss), as reported	$(225,751)	$(352,698)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,863	9,834
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,258)	(13,065)

Net income (loss), as adjusted	(227,146)	(355,929)
Dividends on preferred stock	(9,568)	(19,221)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$(236,714)	$(375,150)

Income (loss) per common share—basic and diluted:
As reported	$(1.08)	$(1.68)

As adjusted	$(1.09)	$(1.70)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Stock-Based Compensation Expense

The components of stock-based compensation expense from continuing operations are as follows:

	Three Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$71	$—	$—	$—	$71
Network services and other costs of operations	35	—	—	—	35
General and administrative expenses	755	107	—	834	1,696
Corporate development	—	—	61	—	61

Operating stock-based compensation expense	861	107	61	834	1,863
Restructuring charges	—	—	—	—	—

Total stock-based compensation expense	$861	$107	$61	$834	$1,863

	Six Months Ended June 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation:
Site rental costs of operations	$118	$—	$—	$—	$118
Network services and other costs of operations	59	—	—	—	59
General and administrative expenses	1,226	121	—	1,825	3,172
Corporate development	—	—	61	—	61

Operating stock-based compensation expense	1,403	121	61	1,825	3,410
Restructuring charges	—	—	—	6,424	6,424

Total stock-based compensation expense	$1,403	$121	$61	$8,249	$9,834

	Three Months Ended June 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$50	$—	$—	$—	$50
Network services and other costs of operations	60	—	—	—	60
General and administrative expenses	1,886	171	—	2,651	4,708
Corporate development	—	—	374	188	562

Operating stock-based compensation expense	1,996	171	374	2,839	5,380
Restructuring charges	—	—	—	—	—

Total stock-based compensation expense	$1,996	$171	$374	$2,839	$5,380

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Six Months Ended June 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$66	$—	$—	$—	$66
Network services and other costs of operations	80	—	—	—	80
General and administrative expenses	2,465	1,326	—	4,207	7,998
Corporate development	—	—	499	251	750

Operating stock-based compensation expense	2,611	1,326	499	4,458	8,894
Restructuring charges	—	—	—	—	—

Total stock-based compensation expense	$2,611	$1,326	$499	$4,458	$8,894

11.	Restructuring Charges and Asset Write-Down Charges

At December 31, 2005 and June 30, 2006, other accrued liabilities include $1,694,000 and $783,000, respectively, related to restructuring charges.

A summary of the restructuring charges by operating segment is as follows:

	Six Months Ended June 30, 2006
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$—	$613	$613
Costs of office closures and other	1,081	—	1,081

	1,081	613	1,694

Amounts charged to expense:
Employee severance	—	—	—
Costs of office closures and other	—	—	—

Total restructuring charges	—	—	—

Amounts paid:
Employee severance	—	(550)	(550)
Costs of office closures and other	(361)	—	(361)

	(361)	(550)	(911)

Amounts accrued at end of period:
Employee severance	—	63	63
Costs of office closures and other	720	—	720

	$720	$63	$783

During the six months ended June 30, 2005 and 2006, the Company abandoned or disposed of certain towers and recorded asset write-down charges of $991,000 and $1,857,000, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

12.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash financing activities are as follows:

	Six Months Ended June 30,
	2005	2006
	(In thousands of dollars)
Supplemental disclosure of cash flow information:
Interest paid	$104,782	$61,292
Income taxes paid (including $7,000 and $-0- related to CCUK)	7,291	1,393
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the conversion of debt (note 6)	—	100
Common stock issued in connection with the payment of a preferred stock dividend	9,884	—
Common stock issued in connection with the exercise of warrants (note 6)	—	1,215
Increase in the fair value of interest rate swaps (note 4)	—	37,071

13.	Subsequent Events

Common Stock Purchases

In July 2006, the Company purchased 5,197,000 shares of its common stock in public market transactions. The Company utilized $177,860,000 to affect these purchases.

Acquisition

On July 1, 2006, the Company acquired over 98% of the outstanding equity interests of Mountain Union for approximately $305,000,000 and will have a right to call the remaining equity interests for approximately $5,000,000 commencing in 2007. The Company utilized borrowings under the 2006 Credit Facility completed on June 1, 2006 to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. Mountain Union’s assets at closing included 474 completed tower sites as well as 77 towers in various stages of development. Mountain Union’s completed tower sites at closing are expected to produce approximately $26,000,000 in annualized site rental revenue, over 92% of which is derived from wireless telephony, broadcast, and government tenants, and approximately $18,200,000 in annualized site rental gross margin. The average age of the completed tower sites in the portfolio is 4.6 years with concentrations in markets such as Puerto Rico, Los Angeles, Denver, Phoenix and Las Vegas.

Redemption of Notes

On August 1, 2006, the Company redeemed the outstanding 10 3/4% Senior Notes and 9 3/8% Senior Notes (“Redeemed Notes”). The Company utilized approximately $12,287,000 to redeem the $11,671,000 in outstanding principal amount of the Redeemed Notes, including accrued interest of $616,000. The redemptions resulted in no losses for the three months ending September 30, 2006.

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

Management Overview

General Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of June 30, 2006, we owned, leased or managed 12,441 towers, including 11,056 towers in the United States and Puerto Rico (collectively, “U.S.”) and 1,385 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 84% of our property interests in such sites being pursuant to ground lease, sublease or license as of June 30, 2006. Our customers currently include many of the world’s major wireless communications companies, including Cingular, Verizon Wireless, Sprint Nextel, T-Mobile, Alltel, Optus and Vodafone Australia. Approximately 77% of our revenues in the U.S. are derived from investment grade customers.

Revenue Growth

Net revenues grew by 15.2% and 15.5% for the three and six months ended June 30, 2006 compared to June 30, 2005, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing towers and, to a lesser extent, contractual escalations on existing leases with variable escalations and new towers acquired or built during or after the second quarter of 2005. New tenant additions and modifications were influenced by on-going demand for additional wireless communication sites primarily due to the continued strong growth in the usage of wireless minutes and introduction of new data services by wireless carriers.

We believe the demand for new communication sites will continue for a variety of reasons, including but not limited to the following:

•	According to the Cellular Telecommunications & Internet Association (“CTIA”), the wireless industry continues to report record numbers of new subscribers, with more than 25.7 million subscriber additions for the twelve month period ended December 2005, increasing total subscribers to 207.9 million as of December 2005. The demand for new communication sites is influenced by the demand for wireless telephony and data services from our customers.

•	According to CTIA, the wireless industry continues to report dramatic growth in minutes of use, with a 36% increase from 2004 to nearly 1.5 trillion minutes of use in 2005. Growth in wireless minutes of use is an even more important indicator of demand for new communication sites than new subscribers.

•	According to CTIA, wireless data services in the U.S. jumped by 86% in 2005 to $8.58 billion dollars, up from $4.60 billion dollars in 2004. Demand for new communication sites is influenced by the demand for wireless data services from our customers.

•	The Advanced Wireless Services (“AWS”) auction of 90 megahertz of wireless spectrum by the Federal Communications Commission (“FCC”), which began August 9, 2006. The auctioned spectrum is expected to be used for advance mobile communications and some of our largest customers are expected to bid in the sale. Demand for new communication sites may be influenced by the availability of new spectrum to our customers.

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

The impact of anticipated increases to site rental revenues from the demand for new communication sites may be tempered somewhat by recent carrier consolidation (including Cingular merging with AT&T Wireless in 2004 and Sprint merging with Nextel in 2005) which could result in duplicate or overlapping networks. However, we expect that the termination of leases as a result of recent carrier consolidation will be spread over multiple quarters as existing lease obligations expire. In addition, we believe we are adding more leases per quarter from all of our customers than the total number of leases we believe will eventually be terminated as a result of the two mergers noted above. Consequently, we currently do not believe that lease terminations from carrier consolidation will have a material adverse affect on our results for any quarter.

Margin Expansion

Gross margins (net revenues less cost of operations) grew by 20.4% and 21.1% for the three and six months ended June 30, 2006, respectively, which was primarily driven by the increase in site rental revenues. The incremental margin percentage (percentage of revenue growth converted to gross margin) on the site rental revenue growth of $21.8 million and $42.2 million, respectively, for the three and six months ended June 30, 2006 was 88.4% and 90.8%, respectively, reinforcing the relatively fixed nature of the costs to operate our towers.

2006 Credit Facility

On June 1, 2006, we entered into the 2006 Credit Facility, a $1.25 billion credit facility with a syndicate of lenders, consisting of a $1.0 billion Term Loan and a $250 million Revolver.

The 2006 Credit Facility has moved us back to the top end of our targeted total debt to Adjusted EBITDA leverage range (at seven times) and reaffirms our commitment to leveraging the growth of our business, enabling us to make investments, like those discussed below under Purchases and Investments, that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” for further discussion).

Purchases and Investments

On July 1, 2006, we acquired over 98% of the outstanding equity interests of Mountain Union for approximately $305 million and will have a right to call the remaining equity interests for approximately $5 million commencing in 2007. We utilized borrowings under the 2006 Credit Facility completed on June 1, 2006 to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. Mountain Union’s assets at closing included 472 completed tower sites as well as 79 towers in various stages of development. Mountain Union’s completed tower sites at closing are expected to produce approximately $26 million in annualized site rental revenue, over 92% of which is derived from wireless telephony, broadcast, and government tenants, and approximately $18.2 million in annualized site rental gross margin. The Company expects to incur minimal additional general and administrative expenses as a result of this acquisition. The average age of the completed tower sites in the portfolio is 4.6 years with concentrations in markets such as Puerto Rico, Los Angeles, Denver, Phoenix and Las Vegas.

During the seven months ended July 31, 2006, we have purchased 15.9 million shares of our common stock. We utilized $518.0 million to affect these purchases and paid an average price of $32.64 per share (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” for further discussion).

Portfolio Extension Program

Long-term control of our assets is one of our significant priorities. As such, in 2004, we began a program through which we seek to (1) renegotiate and extend the terms of the grounds leases, subleases and licenses relating to the sites on which our U.S. towers are located or (2) purchase the land on which such towers reside. During 2006,

(1) term extensions of ground leases, subleases or licenses relating to 213 sites have been renegotiated with an average extension of approximately 27.5 years and (2) 62 sites on which our towers reside have been purchased for a combined $8.4 million.

Modeo Build Plan

Modeo continues to explore a potential offering, as a wholesale network provider, of live digital television and audio broadcast and podcasting to mobile devices, such as wireless phones. In January 2006, industry leaders including Intel, Motorola, Nokia, Texas Instruments and Modeo launched the Mobile DTV Alliance to promote the growth and evolution of Digital Video Broadcast for Handhelds (“DVB-H”), the open standard for the broadcast of digital television to mobile devices that Modeo intends to use with its planned service. During the second quarter of 2006, Modeo continued the build out of a commercial grade mobile television network in New York City, which we believe will be 80% complete by the end of this summer, with the balance ready by the end of 2006. We believe this will be the first broadcast mobile video network in a top 10 U.S. market. In addition, activities to date lead us to believe Modeo may have networks in the top 30 U.S. markets ready by the end of 2007. We continue to evaluate the potential options for funding the build out of the Modeo network which include: non-recourse debt secured by our 1670-1675 MHz spectrum license, equity investors in Modeo, joint venture proposals, proposals to sell a controlling interest in Modeo along with a combination of the above.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2006 and 2005

Results for the three and six months ended June 30, 2005, have been restated to reflect the corrections of errors for certain non-cash items primarily related to our lease accounting practices. See note 1 to our condensed consolidated financial statements for additional information.

We have conducted a detailed review of our equity-based compensation practices, including a review of our underlying stock option and restricted stock grant documentation and procedures and related accounting. As a result of the review, we have discovered certain errors in our accounting for equity-based compensation. We have determined that we have certain unrecorded non-cash equity-based compensation charges associated with stock option grants; however, we believe that these accounting errors are immaterial to our financial statements in any of the periods to which such charges would have related. See note 1 to our condensed consolidated financial statements for additional information.

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2006		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
	(As restated)	(As restated)
Net revenues:
Site rental	$147,409	87.6%	$169,160	87.3%	$21,751	14.8%
Network services and other	20,818	12.4%	24,616	12.7%	3,798	18.2%

	168,227	100.0%	193,776	100.0%	25,549	15.2%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	48,402	32.8%	50,927	30.1%	2,525	5.2%
Network services and other	14,403	69.2%	15,880	64.5%	1,477	10.3%

Total costs of operations	62,805	37.3%	66,807	34.5%	4,002	6.4%
General and administrative	23,992	14.3%	25,825	13.3%	1,833	7.6%
Corporate development	795	0.5%	2,686	1.4%	1,891	*
Restructuring charges	—	0.0%	—	—	—	*
Asset write-down charges	555	0.3%	1,522	0.8%	967	*
Depreciation, amortization and accretion	70,730	42.0%	69,374	35.8%	(1,356)	(1.9)%

Operating income (loss)	9,350	5.6%	27,562	14.2%	18,212	*
Other income (expense):
Interest and other income (expense)	(202,635)	(120.5)%	(2,939)	(1.5)%	199,696	*
Interest expense and amortization of deferred financing costs	(35,393)	(21.0)%	(37,455)	(19.3)%	(2,062)	5.8%

Income (loss) before income taxes and minority interests	(228,678)	(135.9)%	(12,832)	(6.6)%	215,846	*
Provision for income taxes	(147)	(0.1)%	(507)	(0.3)%	(360)	*
Minority interests	727	0.4%	4	—	(723)	*

Income (loss) from continuing operations	(228,098)	(135.6)%	(13,335)	(6.9)%	214,763	*
Income (loss) from discontinued operations, net of tax	2,347	1.4%	—	—	(2,347)	*

Net income (loss)	$(225,751)	(134.2)%	$(13,335)	(6.9)%	$212,416	*

*:	Percentage is not meaningful

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
	(As restated)	(As restated)
Net revenues:
Site rental	$288,877	88.6%	$331,057	87.9%	$42,180	14.6%
Network services and other	36,997	11.4%	45,384	12.1%	8,387	22.7%

	325,874	100.0%	376,441	100.0%	50,567	15.5%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	96,725	33.5%	100,617	30.4%	3,892	4.0%
Network services and other	25,871	69.9%	29,666	65.4%	3,795	14.7%

Total costs of operations	122,596	37.6%	130,283	34.6%	7,687	6.3%
General and administrative	46,481	14.3%	49,988	13.3%	3,507	7.5%
Corporate development	1,284	0.4%	4,364	1.1%	3,080	*
Restructuring charges	8,477	2.6%	—	—	(8,477)	*
Asset write-down charges	991	0.3%	1,857	0.5%	866	*
Depreciation, amortization and accretion	140,917	43.2%	141,465	37.6%	548	0.4%

Operating income (loss)	5,128	1.6%	48,484	12.9%	43,356	*
Other income (expense):
Interest and other income (expense)	(285,652)	(87.7)%	(4,275)	(1.1)%	281,377	*
Interest expense and amortization of deferred financing costs	(74,662)	(22.9)%	(69,715)	(18.6)%	4,947	(6.6)%

Income (loss) before income taxes and minority interests	(355,186)	(109.0)%	(25,506)	(6.8)%	329,680	*
Provision for income taxes	(291)	(0.1)%	(1,123)	(0.3)%	(832)	*
Minority interests	1,931	0.6%	915	0.3%	(1,016)	*

Income (loss) from continuing operations	(353,546)	(108.5)%	(25,714)	(6.8)%	327,832	*
Income (loss) from discontinued operations, net of tax	848	0.3%	5,657	1.5%	4,809	*

Net income (loss)	$(352,698)	(108.2)%	$(20,057)	(5.3)%	$332,641	*

*:	Percentage is not meaningful

Consolidated Results

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

Net revenues for the three months ended June 30, 2006 increased by $25.5 million, or 15.2%, from the three months ended June 30, 2005. Net revenues for the six months ended June 30, 2006 increased by $50.6 million, or 15.5%, from the six months ended June 30, 2005. The increase for the three and six months ended June 30, 2006 resulted from an increase in site rental revenues of $21.8 million and $42.2 million, respectively, which represents 85.1% and 83.4%, respectively, of the overall increase in net revenues. The balance of the increase was related to network services and other revenues. For the three and six months ended June 30, 2006, 93.9% and 94.4%, respectively, of the increase in net revenues was attributable to CCUSA and the balance was related to CCAL.

The growth in site rental revenue was primarily driven by the following that occurred during or after the second quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. The increase in site rental revenue for the three months ended June 30, 2006 was primarily related to new tenant additions (or modifications to existing installations) of $12.7 million, the 467 towers acquired from Trintel in August 2005 of $4.1 million, and an increase in non-cash straight-line rents of $3.6 million primarily relating to the renewal of certain leases. The increase in site rental revenue for the six months ended June 30, 2006 was primarily related to new tenant additions (or modifications to existing installations) of $24.7 million, the 467 towers acquired from Trintel in August 2005 of $8.2 million and an increase in non-cash straight-line rents of $6.9 million primarily relating to the renewal of certain leases. As a result of our long-term (five to 10 year) contracts with our customers, in any given year approximately 95% of our site rental revenues are contracted for in a prior year and are of a recurring nature.

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

Network services and other revenues for the three and six months ended June 30, 2006 increased by $3.8 million, or 18.2%, and $8.4 million, or 22.7%, respectively, from the three and six months ended June 30, 2005. The increase in the network services and other revenue reflects both the demand by our tenants for space on our towers and the variable nature of the network services business as these revenues are typically not under long-term contract.

Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments annually, quarterly or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow.

Site rental gross margins (site rental revenues less site rental costs of operations) for the three and six months ended June 30, 2006 increased by $19.2 million, or 19.4%, and $38.3 million, or 19.9%, respectively, from the three and six months ended June 30, 2005. Site rental gross margins as percentage of site rental revenues increased by 2.7 and 3.1 percentage points to 69.9% and 69.6%, respectively, for the three and six months ended June 30, 2006. The incremental margin of $21.5 million and $42.9 million, respectively, represents 88.4% and 90.8%, respectively, of the related increase in site rental revenues for the three and six months ended June 30, 2006. The increase in the site rental gross margin percentage and the related high incremental margin percentage was driven by new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers.

Margins on site rental revenues were impacted by the non-cash portions of site rental revenues, ground lease expense and stock-based compensation expense for those employees directly related to U.S. tower operations. A summary of the non-cash portions of our site rental revenues, ground lease expense and stock-based compensation expense and resulting impact on our site rental gross margins is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$1,699	$3,304
Amounts attributable to straight-line recognition of fixed escalations	3,491	7,224

Total	$5,190	$10,528

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	$(4,360)	$(8,642)

Stock-based compensation expense	$(50)	$(66)

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	$1,699	$3,304
Amounts attributable to straight-line recognition of fixed escalations	(869)	(1,418)
Amounts attributable to stock-based compensation expense	(50)	(66)

Total	$780	$1,820

General and administrative expenses for the three months ended June 30, 2006 increased by $1.8 million to 13.3% of total net revenue from 14.3% for the three months ended June 30, 2005. General and administrative expenses for the three months ended June 30, 2006 included stock-based compensation expense of $4.7 million, which represents an increase of $3.0 million from three months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 increased by $3.5 million to 13.3% of total net revenue from 14.3% for the six months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 included stock-based compensation expense of $8.0 million, which represents an increase of $4.8 million from six months ended June 30, 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue with out any significant increases in headcount.

As a result of the sale of our former UK operations in 2004, we consolidated certain corporate management functions in early 2005. In connection with this restructuring, we recorded cash and stock-based charges of $2.1 million and $6.4 million, respectively, in the three months ended March 31, 2005 related to employee severance payments and modifications of stock compensation awards. There have been no restructuring charges in 2006.

Depreciation, amortization and accretion for the three months ended June 30, 2006 decreased by $1.4 million from the three months ended June 30, 2005. The decrease in depreciation, amortization and accretion is primarily due to our Portfolio Extension Program that resulted in increases in the useful life of our towers resulting from the extension of ground leases for the sites on which our towers reside and from the purchases of land, offset by increases in our tower assets as a result of capital expenditures and the acquisition of 467 Trintel towers by CCUSA in August 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Portfolio Extension Program”. Depreciation, amortization and accretion for the six months ended June 30, 2006 increased by $0.5 million from the six months ended June 30, 2005. The increase for the six months ended June 30, 2005 was primarily attributable to an increase in our tower assets as a result of capital expenditures for both the modification and maintenance to tower assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities” for a further discussion of our capital expenditures) and the acquisition of 467 Trintel towers by CCUSA in August 2005, offset by the effects of the Portfolio Extension Program.

Interest and other income (expense) for the three months ended June 30, 2006 totaled $(2.9) million, consisting primarily of $4.7 million from our share of losses from unconsolidated affiliates, offset by interest income from invested cash balances. Interest and other income (expense) for the three months ended June 30, 2005 was $(202.6) million consisting primarily of the loss of $198.5 million related to the purchase of a combined $1.5 billion of our debt securities. Interest and other income (expense) for the six months ended June 30, 2006 totaled $(4.3) million, consisting primarily of $7.3 million from our share of losses from unconsolidated affiliates, offset by interest income from invested cash balances. Interest and other income (expense) for the six months ended June 30, 2005 was $(285.7) million consisting primarily of the loss of $281.1 million related to the purchase of a combined $1.5 billion of our debt securities.

Interest expense and amortization of deferred financing costs for the three months ended June 30, 2006 increased by $2.1 million from the three months ended June 30, 2005. The increase for the three months ended June 30, 2006 is primarily attributable to the issuance of the $1.0 billion of debt under the 2006 Credit Facility, offset by the repayment of the 2005 Credit Facility and a reduction in the weighted average coupon on our debt resulting from the refinancing of debt in June 2005. Interest expense and amortization of deferred financing costs for the six months ended June 30, 2006 decreased by $4.9 million from the six months ended June 30, 2005. The decrease for the six months ended June 30, 2006 is primarily attributable to the refinancing of debt in June 2005, which reduced the weighted average coupon on our debt, and to a lesser extent the repayment of the 2006 Credit Facility, offset by the issuance of $1.0 billion of debt under the 2006 Credit Facility.

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

Income from discontinued operations of $5.7 million for the six months ended June 30, 2006, relates primarily to the reversal of liabilities previously established in conjunction with the sale of our former CCUK operations, as a result of the termination of related contingencies during the three months ended March 31, 2006. Income from discontinued operations for the three and six months ended June 30, 2005, relates primarily to OpenCell, which was sold on May 9, 2005.

Dividends on preferred stock declined to $5.2 million and $10.4 million, respectively, for the three and six months ended June 30, 2006, from $9.6 million and $19.2 million, respectively, for the three and six months ended June 30, 2005 as a result of the redemption of the 8 1/4% Convertible Preferred Stock in December 2005.

Segment Results

Our reportable operating segments for 2006 are (1) US tower operations (“CCUSA”), (2) Australian tower operations (“CCAL”), (3) Emerging Businesses, the Company’s Modeo business, and (4) Corporate Office and Other. Our financial results are reported to management and the Board of Directors in this manner.

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects the Company’s belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective as of January 1, 2006, and segment information for all periods presented has been reclassified.

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

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, provision for income taxes, interest expense and amortization of deferred financing costs, interest and other income (expense), depreciation, amortization and accretion, operating stock-based compensation expense, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”.

US Tower Operations (“CCUSA”)

Three Months Ended June 30, 2006 and 2005

Net revenues for the three months ended June 30, 2006 increased by $24.0 million, or 15.7%, from the three months ended June 30, 2005. Of the $24.0 million increase in net revenues, $20.4 million, or 84.9%, relates to site rental revenues. This increase represents approximately 93.7% of the consolidated increase in site rental revenues for this same period.

The growth in site rental revenue was primarily driven by the following that occurred during or after the second quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. Increase in site rental revenue for the three months ended June 30, 2006 was primarily related to new tenant additions (or modifications to existing installations) of $11.8 million, the 467 towers acquired from Trintel in August 2005 of $4.1 million and an increase in non-cash straight-line rents of $3.3 million primarily relating to the renewal of certain leases. As mentioned previously, approximately 95% of our site rental revenue is of a recurring nature.

General and administrative expenses for the three months ended June 30, 2006 increased by $1.1 million to 9.3% of total net revenues from 10.1% of total net revenues for the three months ended June 30, 2005. General and administrative expenses for the three months ended June 30, 2006 included stock-based compensation expense of $1.9 million, which represents an increase of $1.1 million from the three months ended June 30, 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount.

Adjusted EBITDA for the three months ended June 30, 2006 increased by $20.3 million, or 25.0%, from the three months ended June 30, 2005. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers. More specifically, site rental gross margins increased by $18.0 million, or 19.9%, to 70.0% of site rental revenues, for the three months ended June 30, 2006, from $90.2 million, or 67.3% of site rental revenues for the three months ended June 30, 2005. The $18.0 million of incremental margin represents 88.2% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the three months ended June 30, 2006 increased by $19.4 million, or 121.0%, from the three months ended June 30, 2005. The increase in operating income is primarily driven by (1) the aforementioned $18.0 million increase in site rental gross margin and (2) the $2.2 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services, and a $1.5 million decrease in depreciation expense, amortization and accretion partially offset by the aforementioned increases in general and administrative expenses. The decrease in depreciation, amortization and accretion is primarily due to our Portfolio Extension Program that resulted in increases in the useful life of our towers resulting for the extension of ground leases for the sites on which our towers reside and from the purchases of land. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Portfolio Extension Program”.

Net income (loss) for the three months ended June 30, 2006 was an unfavorable reduction of $11.1 million from the three months ended June 30, 2005. The change from net income to net loss is primarily driven by incremental interest expense of $27.9 million as a result of the $1.9 billion Tower Revenue Notes issued in June 2005 with a weighted average interest rate of 4.890% and borrowings under the 2005 and 2006 Credit Facility, partially offset by the $19.4 million increase in operating income.

Six Months Ended June 30, 2006 and 2005

Net revenues for the six months ended June 30, 2006 increased by $47.7 million, or 16.0%, from the six months ended June 30, 2005. Of the $47.7 million increase in net revenues, $39.3 million, or 82.3%, relates to site rental revenues. This increase represents approximately 93.1% of the consolidated increase in site rental revenues for this same period.

The growth in site rental revenue was primarily driven by the following that occurred during or after the second quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. Increase in site rental revenue for the six months ended June 30, 2006 was related to new tenant additions (or modifications to existing installations) of $22.4 million, the 467 towers acquired from Trintel in August 2005 of $8.2 million and an increase in non-cash straight-line rents of $6.2 million primarily relating to the renewal of certain leases. As mentioned previously, approximately 95% of our site rental revenue is of a recurring nature.

General and administrative expenses for the six months ended June 30, 2006 increased by $1.9 million to 9.2% of total net revenues from 10.0% of total net revenues for the six months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 included stock-based compensation expense of $2.5 million, which represents an increase of $1.2 million from the six months ended June 30, 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount.

Adjusted EBITDA for the six months ended June 30, 2006 increased by $39.4 million, or 24.9%, from the six months ended June 30, 2005. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers. More specifically, site rental gross margins increased by $35.2 million, or 19.8%, to 69.9% of site rental revenues, for the six months ended June 30, 2006 from $177.8 million, or 67.0% of site rental revenues for the six months ended June 30, 2005. The $35.2 million incremental margin represents 89.6% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the six months ended June 30, 2006 increased by $36.2 million, or 124.9%, from the six months ended June 30, 2005. The increase in operating income is primarily driven by (1) the aforementioned $35.2 million increase in site rental gross margin and (2) the $4.9 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services, partially offset by the aforementioned increase in general and administrative expenses.

Net income (loss) for the six months ended June 30, 2006 was an unfavorable reduction of $21.3 million from the six months ended June 30, 2005. The change from net income to net loss is primarily driven by incremental interest expense of $55.3 million as a result of the $1.9 billion Tower Revenue Notes issued in June 2005 with a weighted average interest rate of 4.890% and borrowings under the 2005 and 2006 Credit Facility, partially offset by the $36.2 million increase in operating income.

Australian Tower Operations (“CCAL”)

Three Months Ended June 30, 2006 and 2005

Total net revenues for the three months ended June 30, 2006 increased by $1.5 million, or 10.3%, from the three months ended June 30, 2005. This increase is primarily driven by growth in site rental revenues, which reflects the new tenant additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations that occurred during or after the second quarter of 2005. 3G networks in Australia continue to be developed under two significant joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia. Each of these joint ventures has already utilized a number of our towers for their 3G deployment, and we expect more of our towers will be utilized in 2006 by both joint ventures. In addition, Telstra has commenced construction of a new 3G network to replace their existing network, and we expect a number of our towers will be utilized for this 3G deployment. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for the three months ended June 30, 2005 and June 30, 2006, respectively, related to a fee for the shortfall in a contractually committed number of site licenses.

Adjusted EBITDA for the three months ended June 30, 2006 increased by $2.2 million, or 34.4%, from the three months ended June 30, 2005. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $1.6 million, or 18.4%, to 71.5% of site rental revenues, for the three months ended June 30, 2006, from $8.9 million, or 66.6% of site rental revenues for the three months ended June 30, 2005. The $1.6 million incremental margin represents 119.5% of the related increase in site rental revenues, primarily reflecting the relatively fixed nature of the costs to operate our towers.

Operating income (loss) for the three months ended June 30, 2006 improved by $2.3 million from the three months ended June 30, 2005. The change from an operating loss to operating income is primarily due to the $1.6 million increase in gross margin from site rental revenues and by a decrease in general and administrative expenses of $0.5 million as a result of decreased employee related costs.

Net income (loss) for the three months ended June 30, 2006 improved by $1.9 million from the three months ended June 30, 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating income (loss), partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between the three months ended June 30, 2006 and the three months ended June 30, 2005 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Quantitative and Qualitative Disclosures About Market Risk”.

Six Months Ended June 30, 2006 and 2005

Total net revenues for the six months ended June 30, 2006 increased by $2.8 million, or 10.4%, from the six months ended June 30, 2005. This increase is primarily driven by growth in site rental revenues, which reflects the new tenant additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations that occurred during or after the first quarter of 2005. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for the six months ended June 30, 2005 and June 30, 2006, respectively, related to a fee for the shortfall in a contractually committed number of site licenses.

Adjusted EBITDA for the six months ended June 30, 2006 increased by $3.9 million, or 37.6%, from the six months ended June 30, 2005. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. More specifically, site rental gross margins increased by $3.7 million, or 25.6%, to 68.6% of site rental revenues, for the six months ended June 30, 2006 from $14.4 million, or 61.4% of site rental revenues for the six months ended June 30, 2005. The $3.7 million incremental margin represents 127.1% of the related increase in site rental revenues, primarily reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for the six months ended June 30, 2006 improved by $3.2 million from the six months ended June 30, 2005. The reduction in operating loss is primarily due to the $3.7 million increase in gross margin from site rental revenues, offset by an increase in general and administrative expenses as a result of increased employee related costs, including additional stock-based compensation expense as a result of both the modification of (1) CCAL Share Option Scheme to enable employees of CCAL to require the Company to periodically settle vested shares and options in cash and (2) certain awards issued under the CCAL Share Option Scheme.

Net income (loss) for the six months ended June 30, 2006 improved by $2.5 million from the six months ended June 30, 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating loss, partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between the six months ended June 30, 2006 and the six months ended June 30, 2005 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Quantitative and Qualitative Disclosures About Market Risk”.

Emerging Businesses

Three Months Ended June 30, 2006 and 2005

The operating loss and net loss of $2.7 million and Adjusted EBITDA of $(2.3) million for the three months ended June 30, 2006 consists of the operating costs of Modeo, as Modeo continues to execute its network development plan, and the recognition of stock-based compensation expense related to the Modeo Plan adopted during the first quarter of 2006. In February 2006, the Modeo Plan was adopted, which authorized phantom option awards to be available for grant to employees of Modeo. The Company has issued 12,450 units (approximately a 1.245% equity interest). See note 10 to the consolidated financial statements.

Six Months Ended June 30, 2006 and 2005

The operating loss and net loss of $4.3 million and Adjusted EBITDA of $(3.7) million for the six months ended June 30, 2006 consists of the operating costs of Modeo and the recognition of stock-based compensation expense related to the Modeo Plan.

Corporate Office and Other

Three Months Ended June 30, 2006 and 2005

General and administrative expenses for the three months ended June 30, 2006 increased by $1.2 million, or 23.7%, from $5.2 million for the three months ended June 30, 2005. Stock based compensation expense for the three months ended June 30, 2006 increased by $1.8 million from the three months ended June 2005.

Adjusted EBITDA for the three months ended June 30, 2006 improved by $0.3 million, or 6.3%, from the three months ended June 30, 2005. Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions in 2005.

Net loss for the three months ended June 30, 2006 was $11.4 million, an improvement of $223.4 million from $234.9 million for the three months ended June 30, 2005, which included $198.5 million of losses from the early retirement of debt and $26.9 million of interest expense that primarily related to debt purchased or redeemed in the second and third quarters of 2005.

Six Months Ended June 30, 2006 and 2005

General and administrative expenses for the six months ended June 30, 2006 increased by $0.9 million, or 8.9%, from $10.5 million for the six months ended June 30, 2005. Stock based compensation expense for the six months ended June 30, 2006 increased by $2.4 million from the six months ended June 2005.

Adjusted EBITDA for the six months ended June 30, 2006 improved by $0.9 million, or 9.9%, from the six months ended June 30, 2005. Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions in 2005.

Net loss for the six months ended June 30, 2006 was $14.3 million, inclusive of $5.5 million of income from discontinued operations, an improvement of $354.3 million from a loss of $368.6 million for the six months ended June 30, 2005, which included $281.1 million of losses from the early retirement of debt and $62.5 million of interest expense that primarily related to debt purchased or redeemed in the second and third quarters of 2005. The income from discontinued operations represents the reversal of liabilities previously established in conjunction with the sale of CCUK, as a result of the termination of related contingencies during the three months ended March 31, 2006.

Liquidity and Capital Resources

Overview

Strategy

We seek to allocate our available capital among the investment alternatives that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. As such, we expect to continue to:

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

Our goal is to maximize long-term net cash from operating activities and fund all capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our pre-existing cash. However, due to risk factors, including those outlined below (see “Part II—Other Information—Item 1A. Risk Factors”), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, in addition to improving operating results, we have lowered interest rates on our debt through attractive refinancing opportunities. Additionally, we also anticipate refinancing our 2006 Credit Facility in January 2007 and our Tower Revenue Notes some time between our initial call date and the anticipated Repayment Date (June 15, 2010). We have entered into interest rate swap agreements to further manage our interest rates in contemplation of those refinancings (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”).

Our business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. During 2006, we expect that the majority of our discretionary capital expenditures will occur in connection with purchases of our common stock, strategic tower acquisitions, the addition of new tenants on our existing towers, purchases of land under our towers, selected new tower builds and, to a lesser extent, investments in adjacent businesses, including Modeo. We may incur additional indebtedness on a discretionary basis to fund these investments.

Liquidity Position

As of June 30, 2006, after giving affect to purchases of our common stock in July 2006, the acquisition of Mountain Union in July 2006 and the redemption of the 10 3/4% Senior Notes and the 9 3/8% Senior Notes in August 2006, we had consolidated cash and cash equivalents of $27.5 million (exclusive of restricted cash of $107.8 million), consolidated long-term and short-term debt of $3.0 billion, consolidated redeemable preferred stock of $312.4 million and consolidated stockholders equity of $719.3 million. As of July 31, 2006, the Company had $250.0 million of available borrowings under the 2006 Credit Facility.

Operating Cash

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows), is as follows:

	Six Months Ended June 30,
	2005	2006
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$61,571	$118,372

The net cash provided by operating activities increased by $56.8 million from the six months ended June 30, 2005 due primarily to growth in our core site leasing and a decrease in cash interest paid. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments.

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

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows), is as follows:

	Six Months Ended June 30,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2005	2006	2005	2006	2005	2006
	(In thousands of dollars)
CCUSA	$5,002	$3,603	$14,480	$29,233	$19,482	$32,836
CCAL	832	576	220	1,083	1,052	1,659
Emerging Businesses	49	45	1,303	14,734	1,352	14,779
Corporate Office and Other	46	—	—	—	46	—

Consolidated	$5,929	$4,224	$16,003	$45,050	$21,932	$49,274

For the six months ended June 30, 2006, total capital expenditures increased $27.3 million, or 124.7%, from the six months ended June 30, 2005. The increase in revenue generating capital expenditures is primarily related to:

(1)	A $13.4 million increase in capital expenditures by Emerging Business that is primarily attributable to the development of the Modeo network in New York City; and

(2)	Land purchases by CCUSA and CCAL of $8.4 million and $0.4 million, respectively, as a result of executing our program to either purchase the land on which our towers reside or renegotiate and extend the terms of ground leases, subleases and licenses related to our towers.

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

Financing Activities

For the six months ended June 30, 2005 and 2006, our net cash provided by (used for) financing activities was ($352.4) million and $382.4 million, respectively. These amounts for 2005 and 2006 are largely due to (1) financing transactions we have completed in an effort to simplify our capital structure at attractive rates while maintaining our targeted leverage ratio and (2) purchases of our own stock, as we continue to invest in opportunities we believe will drive long-term shareholder value. The following is a summary of the significant financing transactions completed in 2006:

2006 Credit Facility

On June 1, 2006, we entered into the 2006 Credit Facility, a $1.25 billion credit facility with a syndicate of lenders, consisting of a $1.0 billion Term Loan and a $250 million Revolver.

A portion of the proceeds of the Term Loan were used to repay our previously existing revolving 2005 Credit Facility, under which $295 million was outstanding at the time of repayment, and to fund the acquisition of Mountain Union for approximately $305 million. The remaining proceeds of the 2006 Credit Facility were utilized to purchase our common stock. Availability under the Revolver at any time will be determined by certain financial ratios.

The 2006 Credit Facility has moved us back to the top end of our targeted total debt to Adjusted EBITDA leverage range (at seven times) and reaffirms our commitment to leveraging the growth in our business, enabling us to make investments that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. As a result of our entering into the 2006 Credit Facility, after giving consideration to the repayment of the 2005 Credit Facility, our annual run rate interest expense has been increased by approximately $58.0 million.

Redemption of Notes

On August 1, 2006, we redeemed the outstanding 10 3/4% Senior Notes and 9 3/8% Senior Notes. We utilized approximately $12.3 million to redeem the $11.7 million in outstanding principal amount of the redeemed notes, including accrued interest of $0.6 million.

Common Stock Activity

A summary of common stock activity for the six months ended June 30, 2006 is a follows:

Six Months Ended June 30, 2006
(In thousands)
Shares outstanding at beginning of period	214,189
Restricted stock awards granted	1,217
Common stock purchased	(10,670)
Stock options exercised	2,001
Other activity	33

Shares outstanding at end of period	206,770

During the six months ended June 30, 2006, we purchased 10.7 million shares of common stock in public market transactions at an average price of $31.88 per share. We utilized $340.1 million to affect these purchases. In

July 2006, we purchased an additional 5.2 million shares of our common stock in public market transactions at an average price of $34.22 per share. We utilized $177.9 million to affect these purchases. We continually review our own equity securities as a potential investment option and we may choose to continue purchases of our common stock in the future if market prices make such investments attractive in our judgment.

Interest Rate Swaps

We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. On March 1, 2006, we entered into three five-year forward starting interest rate swap agreements (“March 2006 Interest Rate Swaps”) with a combined notional amount of $1.9 billion to fix our interest cash outflows, in contemplation of the expected future June 2010 refinancing of the $1.9 billion Tower Revenue Notes issued in June 2005. On June 14, 2006, we entered into two five-year forward starting interest rate swap agreements (“June 2006 Interest Rate Swaps”) with a combined notional amount of $250.0 million to fix our interest cash outflows, in contemplation of the expected future refinancing of the 2006 Credit Facility issued in June 2006. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to the consolidated financial statements.

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

As a holding company, CCIC will require distributions or dividends from our subsidiaries, or will be forced to use our remaining cash balances to fund the holding company’s debt obligations (including the 4% Senior Notes and the guarantee of the 2006 Credit Facility entered into in June 2006), including interest payments on the notes. The terms of the current indebtedness of our subsidiaries generally allow the ability to distribute cash to CCIC unless they experience a deterioration of financial performance. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions pursuant to our current or future indebtedness. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through our lenders in amounts aggregating $5.3 million and expire on various dates through May 2007.

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

Accounting and Reporting Matters

Critical Accounting Policies

Our critical accounting policies are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies as of December 31, 2005 are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2005 contained in the Form 10-K. We have reviewed our policies and determined that the policies in place for the year ended December 31, 2005 remain critical accounting policies for the three months ended June 30, 2006.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. In October and November 2005 and February 2006, the FASB released Financial Staff Position FSP 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No 123(R), FSP 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards and FSP 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The FSP’s clarify certain accounting provisions set forth in SFAS 123(R). The adoption of SFAS 123(R) and the FSP’s will increase our stock-based compensation expense by approximately $0.5 million for the year ending December 31, 2006.

In March 2005, the SEC staff issued guidance on SFAS 123(R), Share-Based Payment. Staff Accounting Bulletin No. 107 (“SAB 107”), was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. We adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13.9 million for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4.9 million, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9.0 million. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on our consolidated statement of operations and comprehensive income (loss)) amounted to $0.7 million for the six months ended June 30, 2006. At June 30, 2006, liabilities for contingent retirement obligations amounted to $17.2 million.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of June 30, 2006, we had $1.0 billion of floating rate indebtedness, or approximately 33.6% of total debt. As a result, a fluctuation in market interest rates of one percentage point over a twelve month period would impact our interest expense by approximately $10.0 million.

Through the June 2006 Interest Rate Swaps, which have a combined notional amount of $250.0 million, we have effectively fixed a portion of our cash outflows in contemplation of the expected future refinancing of the 2006 Credit Facility. Through three interest rate swap agreements entered into in March 2006, we have effectively fixed the interest rate on $1.9 billion of borrowings through June 2015. In June 2006, we terminated the June 2006 Interest Rate Swaps and recorded $5.5 million in accumulated other comprehensive income, which will be reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the forecasted transaction impacts earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Interest Rate Swaps”.

The following tables provide information about our market risk related to changes in interest rates. The future minimum principal payment obligations and weighted-average interest rates on our existing long-term debt are presented as of June 30, 2006. The forward starting interest rate swaps are presented as of June 30, 2006.

	Future Minimum Principal Payment Obligations by Expected Year of Maturity
	Interest Rate	Outstanding Balance	2007	2008	2009	2010	2011	Thereafter
	(In thousands of dollars)
Fixed rate debt:
Tower Asset Notes (a)	4.89%	$1,900,000	$—	$—	$—	$1,900,000	$—	$—
4% Convertible Senior Notes	4.00%	63,864	—	—	—	63,864	—	—
10 3/4% Senior Notes (c)	10.75%	9,976	—	—	—	—	—	—
9 3/8% Senior Notes (c)	9.38%	1,695	—	—	—	—	—	—
7.5% Senior Notes	7.50%	51	—	—	—	—	—	51

Total fixed rate debt	4.85%	$1,975,586	$—	$—	$—	$1,963,864	$—	$51

Variable rate debt:
2006 Credit Facility (b)	7.65%	$1,000,000	$10,000	$10,000	$10,000	$10,000	$10,000	$945,000

Total debt	5.79%	$2,975,586	$10,000	$10,000	$10,000	$1,973,864	$10,000	$945,051

(a)	Tower Revenue Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date in June 2010.

(b)	The interest rate of 7.65% for the 2006 Credit Facility represents the rate in effect through December 12, 2006.

(c)	On August 1, 2006, the Company redeemed the outstanding 10 3/4% Senior Notes and 9 3/8% Senior Notes. See note 13 to our consolidated financial statements.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at June 30, 2006	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$36,007	June 2010	June 2015	5.18%	LIBOR
June 2006 Interest Rate Swaps	250,000	1,064	January 2007	January 2012	5.464%	LIBOR

Total	$2,150,000	$37,071

The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations. The average monthly exchange rate used to translate the year to date June 30, 2005 financial statements for CCAL fluctuated between a low of 0.7663 and a high of 0.7848. The average monthly exchange rate used to translate the year to date June 30, 2006 financial statements for CCAL fluctuated between a low of 0.7266 and a high of 0.7639.

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

The following factors could affect our future results or cause actual results to vary materially from those described in our forward-looking statements. In addition to the information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and our other filings with the SEC.

•	Our business depends on the demand for wireless communications and towers, and we may be adversely affected by any slowdown in such demand.

•	The loss or consolidation of, network sharing among or financial instability of, any of our limited number of customers may materially decrease revenues.

•	Consolidations and mergers in the wireless industry could decrease the demand for our towers and may lead to reductions in our revenues and our ability to generate positive cash flows.

•	An economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

•	Our substantial level of indebtedness may adversely affect our ability to react to changes in our business and limit our ability to use debt to fund future capital needs.

•	We operate in a competitive industry, and some of our competitors have significantly more resources or less debt than we do.

•	Technology changes may significantly reduce the demand for site leases and negatively impact the growth in our revenues.

•	3G and other technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

•	We generally lease or sublease the land under our towers and may not be able to extend these leases.

•	We may need additional financing, which may not be available, for strategic growth opportunities.

•	Restrictive covenants in our debt instruments may limit our ability to take actions that may be in our best interests.

•	Modeo’s business has certain risk factors different from our core tower business, including an unproven business model, and may fail to operate successfully and produce results that are less than anticipated. In addition, Modeo’s business may require additional financing which may not be available.

•	FiberTower’s business has certain risk factors different from our core tower business, including an unproven business model, and may produce results that are less than anticipated, resulting in a write off of all or part of our investment in FiberTower. In addition, FiberTower’s business may require additional financing which may not be available. Further there can be no assurance that the announced merger between FiberTower and First Avenue Networks, Inc. will be closed successfully, if at all.

•	Laws and regulations, which may change at any time and with which we may fail to comply, regulate our business.

•	We are heavily dependent on our senior management.

•	Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

•	We may suffer from future claims if radio frequency emissions from wireless handsets or equipment on our towers or our equipment on other sites are demonstrated to cause negative health effects.

•	Certain provisions of our certificate of incorporation, bylaws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

•	Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

•	Our participation or failure to participate in a tower industry consolidation may be harmful to our business.

•	Disputes with customers and suppliers may adversely affect results.

•	We may suffer losses due to exposure to changes in foreign currency exchange rates relating to our operations in Australia.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 10, 2006, the Company issued an aggregate of 38,196 unregistered shares of common stock to two holders of our outstanding warrants upon the cashless exercise of warrants to purchase 50,270 shares of common stock at an exercise price of $7.508 per share. The Company issued the shares in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 3(a)(9) and Section 4(2) therein.

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the second quarter of 2006:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006 (1)	1,619,100	$29.47	—	—
May 1 – May 31, 2006 (1)	646,300	$31.72	—	—
June 1 – June 30, 2006 (1)	8,304,200	$32.38	—	—

Total	10,569,600		—	—

(1)	In April, May and June 2006, we purchased 10,569,600 shares of common stock in public market transactions. We utilized approximately $337,074,000 to affect these purchases. We may elect to make similar purchases of our common stock in the future.

(2)	In addition to the common stock purchases shown in the table, in July 2006 we purchased 5,197,000 shares of our common stock in public market transactions. See note 13 to the consolidated financial statements in “Item 1. Financial Statements”. We may elect to make similar purchases of our common stock in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 25, 2006, at which meeting the stockholders voted to (1) elect Ari Q. Fitzgerald, John P. Kelly and Robert E. Garrison II as Class II directors and (2) ratify the appointment of KPMG LLP as independent public accountants for fiscal year 2006. The voting results for each proposal submitted to a vote is as listed below.

Election of Class II Directors

Ari Q. Fitzgerald – 114,068,015 votes for and 94,646,217 votes withheld.

John P. Kelly – 204,519,735 votes for and 4,194,497 votes withheld.

Robert E. Garrison II – 204,802,944 votes for and 3,911,288 votes withheld.

The other directors whose terms of office as directors continued after the meeting are: Dale N. Hatfield, Lee W. Hogan and Robert F. McKenzie as Class I directors; and Randall A. Hack, Edward C. Hutcheson, Jr. and J. Landis Martin as Class III directors.

Ratification of Appointment of KPMG LLP as Independent Public Accountants for Fiscal Year 2006

199,308,616 votes for, 8,731,509 votes against and 674,107 votes abstaining.

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

CROWN CASTLE INTERNATIONAL CORP.

Date: August 8, 2006	By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2006	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller (Principal Accounting Officer)