Form 10-Q/A
period 2006-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2006-08-14
CIK 1051470

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

EXPLANATORY NOTE

In the electronic copy of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, the dates of the certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer on Exhibits 31.1, 31.2 and 32.1 were inadvertently shown as August 8, 2006, rather than August 11, 2006. This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006 is being filed solely to include as Exhibits 31.1, 31.2 and 32.1 certifications dated August 11, 2006. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Description:

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

CROWN CASTLE INTERNATIONAL CORP.

Date: August 14, 2006	By:	/S/ JOHN P. KELLY
John P. Kelly President and Chief Executive Officer

Date: August 14, 2006	By:	/S/ ROB A. FISHER
Rob A. Fisher Vice President and Controller (Principal Accounting Officer)