Form 10-Q
period 2006-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2006-11-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding at October 31, 2006: 201,935,236

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2005	September 30, 2006
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,408	$66,084
Restricted cash	91,939	88,669
Receivables:
Trade, net of allowance for doubtful accounts of $2,968 and $3,220, respectively	13,054	16,265
Other	3,776	5,607
Deferred site rental receivable	9,307	12,282
Prepaid expenses and other current assets	37,811	42,405

Total current assets	221,295	231,312
Restricted cash	3,814	5,021
Deferred site rental receivable	87,392	94,853
Available-for-sale securities	—	249,035
Property and equipment, net of accumulated depreciation of $1,611,312 and $1,809,944, respectively	3,294,333	3,260,049
Goodwill	340,412	390,365
Other intangible assets	70,872	229,519
Deferred financing costs and other assets, net of accumulated amortization of $5,083 and $9,809, respectively	113,199	59,449

	$4,131,317	$4,519,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,230	$16,667
Accrued interest	8,281	8,627
Deferred rental revenues and other accrued liabilities	148,703	152,243
Short-term debt and current maturities of long-term debt	295,000	10,000

Total current liabilities	464,214	187,537
Long-term debt, less current maturities	1,975,686	2,953,915
Deferred ground lease payable	118,747	132,087
Other liabilities	55,559	57,978

Total liabilities	2,614,206	3,331,517

Commitments and contingencies (note 8)
Minority interests	26,792	27,879
Redeemable preferred stock	311,943	312,639
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2005—214,188,524 and September 30, 2006—201,890,480	2,142	2,019
Additional paid-in capital	3,172,211	2,869,172
Accumulated other comprehensive income	41,937	149,498
Accumulated deficit	(2,037,914)	(2,173,121)

Total stockholders’ equity	1,178,376	847,568

	$4,131,317	$4,519,603

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(As restated – see note 1)		(As restated – see note 1)
Net revenues:
Site rental	$152,802	$178,995	$441,679	$510,052
Network services and other	19,457	21,944	56,454	67,328

	172,259	200,939	498,133	577,380

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	50,671	55,261	147,396	155,878
Network services and other	13,333	14,735	39,204	44,401
General and administrative	33,977	22,958	80,458	72,946
Corporate development	1,172	2,475	2,456	6,839
Restructuring charges	—	—	8,477	—
Asset write-down charges	1,161	948	2,152	2,805
Depreciation, amortization and accretion	70,215	72,161	211,132	213,626

	170,529	168,538	491,275	496,495

Operating income (loss)	1,730	32,401	6,858	80,885
Other income (expense):
Losses on purchases and redemptions of debt	(2,676)	(437)	(283,797)	(1,177)
Interest and other income (expense)	3,293	(985)	(1,238)	(4,520)
Interest expense and amortization of deferred financing costs	(28,600)	(46,450)	(103,262)	(116,165)

Income (loss) from continuing operations before income taxes and minority interests	(26,253)	(15,471)	(381,439)	(40,977)
Benefit (provision) for income taxes	(117)	(575)	(408)	(1,698)
Minority interests	834	485	2,765	1,400

Income (loss) from continuing operations	(25,536)	(15,561)	(379,082)	(41,275)
Income (loss) from discontinued operations, net of tax	—	—	848	5,657

Net income (loss)	(25,536)	(15,561)	(378,234)	(35,618)
Dividends on preferred stock	(9,429)	(5,201)	(28,650)	(15,604)

Net income (loss) after deduction of dividends on preferred stock	$(34,965)	$(20,762)	$(406,884)	$(51,222)

Net income (loss)	$(25,536)	$(15,561)	$(378,234)	$(35,618)
Other comprehensive income (loss):
Foreign currency translation adjustments	409	747	(3,825)	2,162
Derivative instruments, net of tax:
Net change in fair value of cash flow hedging instruments	—	(51,391)	21	(8,089)
Amounts reclassified into results of operations	—	286	1,070	160
Unrealized gains (losses) on available-for-sale securities, net of tax	—	113,328	—	113,328

Comprehensive income (loss)	$(25,127)	$47,409	$(380,968)	$71,943

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.16)	$(0.10)	$(1.86)	$(0.27)
Income (loss) from discontinued operations	—	—	—	0.03

Net income (loss)	$(0.16)	$(0.10)	$(1.86)	$(0.24)

Weighted average common shares outstanding—basic and diluted (in thousands)	215,664	201,070	219,167	209,406

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2005	2006
	(As restated – see note 1)
Cash flows from operating activities:
Net income (loss)	$(378,234)	$(35,618)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	211,132	213,626
Losses on purchases and redemptions of debt	283,797	1,177
Amortization of deferred financing costs	4,174	6,070
Stock-based compensation expense	22,424	13,623
Asset write-down charges	2,152	2,805
Minority interests	(2,765)	(1,400)
Equity in losses and write-downs of unconsolidated affiliates	3,365	9,573
(Income) loss from discontinued operations	(848)	(5,657)
Deferred income tax (benefit) expense	—	(1,738)
Interest rate swap (income) expense	941	476
Changes in assets and liabilities:
Increase (decrease) in accrued interest	(36,985)	346
Increase (decrease) in accounts payable	(1,080)	2,911
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	(408)	(2,293)
Decrease (increase) in receivables	12,984	(4,796)
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable and other assets	(11,911)	(20,182)

Net cash provided by (used for) operating activities	108,738	178,923

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	1,968	2,235
Acquisitions of assets	(144,580)	(303,611)
Capital expenditures	(38,799)	(79,926)
Investments, loans and other	(55,034)	(6,350)

Net cash provided by (used for) investing activities	(236,445)	(387,652)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	1,000,000
Proceeds from issuance of capital stock	37,044	43,854
Purchases and redemptions of long-term debt	(1,848,222)	(12,108)
Borrowing under revolving credit agreements	145,000	—
Payments under revolving credit agreements	(180,000)	(295,000)
Purchases of capital stock	(292,718)	(517,963)
Incurrence of financing costs	(31,973)	(7,888)
Initial funding of restricted cash	(48,873)	—
Net decrease (increase) in restricted cash	(31,823)	2,063
Interest rate swap receipts (payments)	(6,381)	5,915
Dividends on preferred stock	(13,220)	(14,907)

Net cash provided by (used for) financing activities	(371,166)	203,966

Effect of exchange rate changes on cash	(457)	(218)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	(3,531)	5,657
Net cash provided by (used for) investing activities	7,062	—
Net cash provided by (used for) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	442	—

Net cash provided by (used for) discontinued operations	3,973	5,657

Net increase (decrease) in cash and cash equivalents	(495,357)	676
Cash and cash equivalents at beginning of period	566,707	65,408

Cash and cash equivalents at end of period	$71,350	$66,084

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

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2006, and the consolidated cash flows for the nine months ended September 30, 2005 and 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and nine months ended September 30, 2006.

Effects of Restatement

In 2005, as part of the Company’s 2005 control procedures, the Company engaged in a lease by lease review of the Company’s tenant leases and ground leases. The Company completed this review in the first quarter of 2006 and determined that the required non-cash adjustments, as a result of this review, would be material to the results of the fourth quarter of 2005 if recorded as a single adjustment in the fourth quarter of 2005. Therefore, the Company determined that the errors were most appropriately corrected through the restatement of previously issued financial statements for the years ended December 31, 2003 and 2004, for each of the quarters of 2004 and for the first three quarters of 2005 to reflect these non-cash adjustments in the proper periods. The restatement of the third quarter 2005 results decreased net loss by $2,530,000, comprised of an increase in site rental revenues of $542,000, an increase in site rental costs of operations of $642,000, an increase in general and administrative expense of $774,000, a decrease in depreciation expense of $1,977,000, a decrease in minority interests of $70,000, and a decrease in loss from discontinued operations of $1,497,000. The restatement of the results for the nine months ended September 30, 2005 decreased net loss by $6,044,000, comprised of an increase in site rental revenues of $1,626,000, an increase in site rental costs of operations of $1,928,000, an increase in general and administrative expense of $883,000, a decrease of depreciation expense of $5,944,000, a decrease in minority interests of $212,000 and a decrease in loss from discontinued operations of $1,497,000. These adjustments have no effect on the Company’s benefit (provision) for income taxes since the net impact on deferred tax assets and liabilities is offset by changes in valuation allowances. The adjustments do not affect historical net cash flows from operating, investing or financing activities, future cash flows or the timing of payments under related leases.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Moreover, the corrections do not have any impact on cash balances, compliance with any financial covenants or debt instruments, or the current economic value of the Company’s leaseholds and its tower assets.

The adjustments to amounts previously presented in the consolidated statement of operations for the three months ended September 30, 2005 were reported in the Company’s Form 10-K and are summarized as follows for the convenience of the reader:

	As Previously Stated	Restatement Adjustments	As Restated	Reclassification	As Currently Stated
	(In thousands of dollars, except per share amounts)
Three months ended September 30, 2005:
Site rental revenues	$152,260	$542	$152,802	—	$152,802
Site rental costs of operations	50,029	642	50,671	—	50,671
General and administrative	33,484	774	34,258	(281)	33,977
Corporate development	891	—	891	281	1,172
Depreciation, amortization and accretion expense	72,192	(1,977)	70,215	—	70,215
Operating income (loss)	627	1,103	1,730	—	1,730
Minority interests	904	(70)	834	—	834
Income (loss) from discontinued operations, net of tax	(1,497)	1,497	—	—	—
Net income (loss)	(28,066)	2,530	(25,536)	—	(25,536)
Net income (loss) per common share – basic and diluted	(0.17)	0.01	(0.16)	—	(0.16)

The adjustments to amounts previously presented in the consolidated statement of operations for the nine months ended September 30, 2005 are summarized as follows:

	As Previously Stated	Restatement Adjustments	As Restated	Reclassification	As Currently Stated
	(In thousands of dollars, except per share amounts)
Nine months ended September 30, 2005:
Site rental revenues	$440,053	$1,626	$441,679	$—	$441,679
Site rental costs of operations	145,468	1,928	147,396	—	147,396
General and administrative	79,921	883	80,804	(346)	80,458
Corporate development	2,110	—	2,110	346	2,456
Depreciation, amortization and accretion expense	217,076	(5,944)	211,132	—	211,132
Operating income (loss)	2,099	4,759	6,858	—	6,858
Minority interests	2,977	(212)	2,765	—	2,765
Income (loss) from discontinued operations, net of tax	(649)	1,497	848	—	848
Net income (loss)	(384,278)	6,044	(378,234)	—	(378,234)
Net income (loss) per common share – basic and diluted	(1.88)	0.02	(1.86)	—	(1.86)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following tables describe the effects of the restatement on net loss and the related per share amounts for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands of dollars, except per share amounts)
Net income (loss), as previously stated	$(28,066)	$(384,278)
Adjustments to site rental revenues	542	1,626
Adjustments to site rental costs of operations	(642)	(1,928)
Adjustments to general and administrative	(774)	(883)
Adjustments to depreciation expense	1,977	5,944
Adjustments to minority interests	(70)	(212)
Adjustments to income (loss) from discontinued operations, net of tax	1,497	1,497

Net income (loss), as restated	$(25,536)	$(378,234)

Per common share – basic and diluted:
Net income (loss), as previously stated	$(0.17)	$(1.88)
Adjustments to site rental revenues	—	0.01
Adjustments to site rental costs of operations	—	(0.01)
Adjustments to general and administrative	—	—
Adjustments to depreciation expense	0.01	0.02
Adjustments to minority interests	—	—
Adjustments to income (loss) from discontinued operations, net of tax	—	—

Net income (loss), as restated	$(0.16)	$(1.86)

The following table describes the effects of the restatement on comprehensive income (loss) for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands of dollars)
Comprehensive income (loss), as previously stated	$(27,677)	$(386,904)
Adjustments to net income (loss)	2,530	6,044
Adjustments to foreign currency translation adjustments	20	(108)

Comprehensive income (loss), as restated	$(25,127)	$(380,968)

Revision to Presentation of Cash Flows Relating to Discontinued Operations

The Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations which, prior to December 31, 2005, were reported on a combined basis as a single amount.

Review of Non-Cash Equity-Based Compensation

As previously disclosed in the quarterly report on Form 10-Q for the period ended June 30, 2006 (“June 30, 2006 10-Q”), the Company conducted a detailed review of its equity-based compensation practices, including a review of its underlying stock option and restricted stock grant documentation and procedures and related accounting. During the review, the Company found no inappropriate actions relating to the administration of its equity-based compensation plans and, further, that grants were made under its equity-based plans and approved by the board of directors.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

As previously disclosed in the June 30, 2006 10-Q, the Company discovered certain errors in its accounting for equity-based compensation. The Company had previously determined that it had certain unrecorded non-cash equity-based compensation charges associated with stock option grants; however, the Company determined in the second quarter of 2006 that these prior period accounting errors were immaterial to its financial statements pursuant to the “rollover” approach historically used by the Company [see discussion of Staff Accounting Bulletin No. 108 (“SAB 108”) in note 2 for additional information]. In all periods effected, these errors would not have affected the Company’s historical revenues, Adjusted EBITDA or compliance with its debt covenants.

On September 13, 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective no later than the year ending December 31, 2006. The Company elected to early adopt SAB 108, as encouraged, as of September 30, 2006 (see note 2). Pursuant to SAB 108, the Company corrected the aforementioned cumulative error in its accounting for equity-based compensation by recording a non-cash offsetting cumulative effect adjustment of $83,985,000 within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. Approximately $70,640,000 of the cumulative effect adjustment relates to periods prior to January 1, 2001 and approximately $13,345,000 relates to the period from January 1, 2001 to December 31, 2005.

As previously disclosed in the June 30, 2006 10-Q, the Company received a letter dated July 17, 2006, from the SEC stating that the SEC is conducting an informal inquiry into various accounting matters related to the Company, including whether grants of stock options may have been backdated. The SEC’s letter states that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company has cooperated promptly and fully with the SEC in this matter.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Form 10-K. Additional significant accounting policies for fiscal 2006 are disclosed below.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) (revised 2004) using the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the application of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to adopting SFAS 123(R), the Company had applied the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. See notes 2 and 10.

Restricted Stock Awards. The Company records stock-based compensation expense only for those non-vested stock awards (“restricted stock awards”) that are expected to vest. The Company uses historical data to estimate pre-vesting forfeitures. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company’s stock at the date of grant. Upon adoption of SFAS 123(R), the Company began using a Monte Carlo simulation as the method of valuation for the Company’s restricted stock awards with market conditions. The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of restricted stock awards with market conditions is determined in accordance with SFAS 123(R) and SAB 107, a Monte Carlo simulation requires the input of highly subjective assumptions; and other reasonable assumptions could provide differing results. The key assumptions are summarized as follows:

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

CCIC Stock Option Plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not granted CCIC stock options since 2003 and has not granted options to the executive management since September 2001. See note 10.

Investments in Equity Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive income unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and will record impairment charges in the consolidated statement of operations and comprehensive income (loss) for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading. See note 3.

Sale of Stock of Subsidiaries or Equity Method Investments

The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or investments accounted for under the equity method are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51 (“SAB 51”), Accountings for the Sale of Stock of a Subsidiary. See note 3.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, which clarifies the term conditional asset retirement obligation as used in FAS 143. The Company adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13,948,000 for contingent retirement obligations

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

under certain tower site land leases, asset retirement costs amounting to $4,917,000, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9,031,000. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $1,018,000 for the nine months ended September 30, 2006. At September 30, 2006, liabilities for contingent retirement obligations amounted to $18,153,000.

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

In October 2005, the FASB issued FSP FAS 13-1 (“FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FAS 13-1 is effective for reporting periods beginning after December 15, 2005; and retrospective application was permitted but not required. The adoption of FAS 13-1 did not have a significant effect on the Company’s consolidated financial statements.

In 2005, the FASB issued FASB Staff Position FSP FAS 123(R)-1 (“FAS 123(R)-1”), Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP FAS 123(R)-2 (“FAS 123(R)-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), FSP FAS 123(R)-3 (“FAS 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, and FSP FAS 123(R)-4 (“FAS 123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The Company adopted these FSP’s in conjunction with the adoption of FAS 123(R) on January 1, 2006. The adoption of these FSP’s did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt FIN 48 on January 1, 2007. The Company believes the adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company in the beginning of the Company’s 2008 fiscal year. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods.

SAB 108 is effective for the Company no later than the year ending December 31, 2006. The Company adopted SAB 108 as of September 30, 2006. Upon initial application of SAB 108, the Company evaluated the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, the Company corrected the cumulative error in its accounting for equity-based compensation for periods prior to January 1, 2006 (discussed more fully above under “Review of Non-Cash Equity-Based Compensation.”) in accordance with the transitional guidance in SAB 108, by recording a non-cash offsetting cumulative effect adjustment of $83,985,000 within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. The adjustment is summarized as follows:

	Accumulated Deficit	Additional Paid-In Capital
	(In thousands of dollars)
Balance as of January 1, 2006, as previously reported	$(2,037,914)	$3,172,211
Adjustment for non-cash equity-based compensation	(83,985)	83,985

Balance as of January 1, 2006, as adjusted	$(2,121,899)	$3,256,196

In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5 (“FAS 123(R)-5”), Amendments of FASB Staff Positions FAS 123(R)-1 and FASB Staff Position FAS 123(R)-6 (“FAS 123(R)-6”), Technical Connections of FASB Statement No. 123 (R). FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FAS 123(R)-1. FAS 123(R)-5 and FAS (R)-6 are effective for the Company on January 1, 2007. The adoption of FAS 123(R)-5 and FAS (R)-6 will not have a material impact on the Company’s consolidated financial statements.

3. Long-term Assets

Goodwill

As of December 31, 2005 and September 30, 2006, the Company had consolidated goodwill of $340,412,000 and $390,365,000, respectively, all of which was at CCUSA.

Other Intangible Assets

The value of site rental contracts from acquisitions included in CCUSA is accounted for as other intangible assets with finite useful lives, and is included in deferred financing costs and other assets on the Company’s consolidated balance sheet.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

A summary of other intangible assets with finite useful lives is as follows:

	Nine Months Ended September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of period	$97,050	$(26,178)	$70,872
Other intangible assets acquired	166,801	—	166,801
Amortization expense	—	(8,154)	(8,154)

Balance at end of period	$263,851	$(34,332)	$229,519

Estimated annual amortization expense:
Years ending December 31, 2007 through 2010		$16,896

Mountain Union Acquisition

On July 1, 2006, the Company acquired over 98% of the outstanding equity interests of Mountain Union Telecom, LLC (“Mountain Union”) for $305,258,000 and has a right to call the remaining equity interests for approximately $5,000,000 commencing on January 1, 2007. In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $49,953,000 and other intangible assets of $166,801,000. The other intangible assets will be amortized using an estimated useful life of 20 years. See note 13.

Investment in FiberTower Corporation

On August 29, 2006, FiberTower and First Avenue Networks, Inc. completed an all-stock merger transaction (“FiberTower Merger”) contemplated by the merger agreement dated May 14, 2006. Prior to the FiberTower Merger, the Company owned approximately a 36% minority interest position in FiberTower Corporation, which was accounted for under the equity method. Following the FiberTower Merger, the Company owns 26,352,956 shares of common stock of FiberTower or approximately 18.7% of the outstanding equity interest in the combined company. The Company’s investment in FiberTower is subject to certain transfer restrictions for a limited period of time that will not exceed one year. As a result of the FiberTower Merger, the Company wrote up the carrying value of its investment by $144,645,000 and recorded (1) an increase in additional paid-in capital of $76,381,000 in accordance with SAB 51 and (2) an adjustment of $68,264,000 to accumulated other comprehensive income in accordance with SFAS 115. After the FiberTower Merger, the investment in FiberTower has been classified as an available-for-sale equity security in accordance with SFAS 115. See note 1.

As of September 30, 2006, the fair value of the investment in FiberTower was $249,035,000 (at a per share price of $9.45). As of September 30, 2006, the unrealized investment gain included in accumulated other comprehensive income totaled $113,328,000.

For the three and nine months ended September 30, 2006, losses from the investment in FiberTower under the equity method were $2,334,000 and $9,660,000, respectively, and are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss). These losses resulted from the accounting for the minority interest position in FiberTower under the equity method that was applied by the Company prior to the FiberTower Merger.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

4. Long-term and Short-term Debt

Long-term debt consists of the following:

	December 31, 2005	September 30, 2006
	(In thousands of dollars)
Senior Secured Tower Revenue Notes due 2035	$1,900,000	$1,900,000
2006 Credit Facility	—	1,000,000
4% Convertible Senior Notes due 2010	63,964	63,864
10 3/4% Senior Notes due 2011	9,976	—
9 3/8% Senior Notes due 2011	1,695	—
7.5% Senior Notes due 2013	51	51

	1,975,686	2,963,915
Less: current maturities	—	(10,000)

	$1,975,686	$2,953,915

Short-term debt consists of the following:

	December 31, 2005	September 30, 2006
	(In thousands of dollars)
2005 Credit Facility	$295,000	$—

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

On September 26, 2006, the Issuer Entity entered into an indenture supplement (“2006 Indenture Supplement”) setting forth amendments to the Indenture dated as of June 1, 2005, pursuant to which the Tower Revenue Notes were issued. The 2006 Indenture Supplement, among other things, reduces the debt service coverage ratio that is required after giving effect to the issuance of additional notes under the Indenture in the future from (i) 3.28 to 1.00, to (ii) 2.00 to 1.00. The 2006 Indenture Supplement was entered into following the successful completion of the Issuers’ solicitation of consents from the holders of the Tower Revenue Notes to the above described amendments to the Indenture.

2006 Credit Facility

On June 1, 2006, certain subsidiaries (“Borrowers”) of the Company, including Crown Castle Operating Company (“CCOC”), entered into a credit agreement (“Credit Agreement”) with a syndicate of lenders (“2006 Credit Facility”), pursuant to which such lenders agreed to provide the Borrowers with a $1.25 billion credit facility, consisting of a $1.0 billion senior secured term loan maturing on June 1, 2014 (“Term Loan”) and a $250,000,000 senior secured revolving credit facility maturing May 31, 2007 (“Revolver”). The Company is required to make principal payments on the Term Loan in the amount of $2,500,000 at the end of each calendar quarter. On October 2, 2006, the Company made the first principal payment of $2,500,000. In addition, beginning in 2007, 50% of the excess cash flow (as defined) of CCOC shall be applied to the prepayment of the term loan. As of September 30, 2006, there were no amounts drawn under the Revolver.

The 2006 Credit Facility is secured by pledges of the equity interests of CCUSA and CCAL, as well as a security interest in CCOC’s deposit accounts and securities accounts. The 2006 Credit Facility is guaranteed by the Company and certain of its existing and future subsidiaries.

A portion of the proceeds of the Term Loan was used to repay CCOC’s previously existing revolving 2005 Credit Facility, under which $295,000,000 was outstanding at the time of repayment and to fund the acquisition of Mountain Union with approximately $305,000,000 (see notes 3 and 13). The remaining proceeds of the 2006 Credit Facility were utilized to purchase the Company’s common stock in public market transactions. See note 6. Availability under the Revolver at any time will be determined by certain financial ratios.

Borrowings under the Term Loan bear interest at a rate per annum, at the Borrowers’ election, equal to the prime rate of The Royal Bank of Scotland plc plus 1.25% or Eurodollar interbank offered rate (“LIBOR”) plus 2.25%. Borrowings under the Revolver bear interest at a rate per annum, at the Borrowers’ election, equal to the prime rate of The Royal Bank of Scotland plc plus 1.00% or LIBOR plus 2.0%. For both the Revolver and the Term Loan, interest on prime rate loans are due monthly, while interest on LIBOR loans are due at the end of the interest period (one, two, three or nine months) for which such LIBOR rate is in effect up to a period not exceeding three months. As of September 30, 2006, the interest rate in effect for the Term Loan is 7.65%.

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

The 2006 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness (including defaults under the Indenture between the Issuers and the Indenture Trustee), and certain events of bankruptcy and insolvency.

2005 Credit Facility

On June 1, 2006, the Company terminated the 2005 Credit Facility and repaid the $295,000,000 outstanding balance. The termination of the 2005 Credit Facility resulted in a loss of $740,000 relating to the write off of deferred financing costs. Such loss is included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2006.

10 3/4% Senior Notes and 9 3/8% Senior Notes

On August 1, 2006, the Company (1) utilized $10,870,000 to redeem the $9,976,000 of outstanding 10 3/4% Senior Notes, including accrued interest of $536,000 and (2) utilized $1,854,000 to redeem the $1,695,000 of outstanding 9 3/8% Senior Notes, including accrued interest of $80,000. The redemptions resulted in losses of $437,000 for the three and nine months ended September 30, 2006.

Interest Rate Swap Agreements

The Company has entered into forward starting interest rate swap agreements to fix its future interest cash outflows. The forward starting interest rate swap agreements call for the Company to receive interest at a variable rate equal to LIBOR and pay interest at a fixed rate plus the applicable margin. Generally, the Company’s debt instruments bear interest coupons based on a credit spread plus LIBOR. The forward starting interest rate swap agreements entered into during the nine months ended September 30, 2006 were as follows:

On January 27, 2006, the Company terminated the December 2005 Interest Rate Swaps. No settlement payment was required to terminate such swaps. Two new interest rate swaps (“January 2006 Interest Rate Swaps”) with similar terms were entered into on January 27, 2006 to fix the Company’s interest cash outflows, in contemplation of refinancing the 2005 Credit Facility in June 2006. The terms of the January 2006 Interest Rate Swaps called for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a weighted average fixed annual rate of 4.9045% (plus the applicable margin). On the effective date of the interest rate swap agreements (the projected issuances date of June 30, 2006), the interest rate swaps were to be terminated and settled in cash. During the second quarter of 2006, the Company de-designated the January 2006 Interest Rate Swaps as cash flow hedges in accordance with SFAS 133 and terminated the swaps. The increase in the fair value of the January 2006 Interest Rate Swaps, from January 27, 2006 to the date of de-designation, totaled $6,231,000 and is recorded as a net change in fair value of cash flow hedging instruments in other comprehensive income. As a result of the de-designation, $699,000 previously recorded in accumulated other comprehensive income as of the date of the de-designation was reclassified into income in the second quarter of 2006. The remaining $5,532,000 recorded in accumulated other comprehensive income as of the date of de-designation will be reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the forecasted transaction impacts earnings.

On March 1, 2006, the Company entered into three five-year forward starting interest rate swap agreements (“March 2006 Interest Rate Swaps”) with a combined notional amount of $1.9 billion to fix its interest cash outflows, in contemplation of the expected future refinancing in June 2010 of the $1.9 billion Tower Revenue Notes issued in June 2005. The terms of the March 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and to pay interest at a fixed annual rate of 5.18% (plus the applicable margin). On the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

effective date of the March 2006 Interest Rate Swaps (the projected issuance date of June 15, 2010), the March 2006 Interest Rate Swaps will be terminated and settled in cash. The decrease in the fair value of the March 2006 Interest Rate Swaps, from March 1, 2006 to September 30, 2006, totaled $673,000 and is recorded as a net change in fair value of cash flow hedging instruments in accumulated other comprehensive income for the nine months ended September 30, 2006.

In conjunction with the termination of the January 2006 Interest Rate Swaps, the Company entered into two five-year forward starting interest rate swap agreements (“June 2006 Interest Rate Swaps”) on June 14, 2006 with a combined notional amount of $250,000,000 to fix its interest cash outflows, in contemplation of the expected future refinancing of the 2006 Credit Facility issued in June 2006. The terms of the June 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and pay interest at a fixed annual rate of 5.464% (plus the applicable margin). On the effective date of the June 2006 Interest Rate Swaps (the projected issuance date of January 31, 2007), the June 2006 Interest Rate Swaps will be terminated and settled in cash. The decrease in fair value of the June 2006 Interest Rate Swaps, from June 14, 2006 to September 30, 2006, totaled $5,341,000 and is recorded as a net change in fair value of cash flow hedging instruments in accumulated other comprehensive income for the nine months ended September 30, 2006.

On August 17, 2006, the Company entered into two five-year forward starting interest rate swap agreements (“August 2006 Interest Rate Swaps”) with a combined notional amount of $750,000,000 to fix its interest cash outflows, in contemplation of the expected future refinancing of the 2006 Credit Facility issued in June 2006. The terms of the August 2006 Interest Rate Swaps call for the Company to receive interest at a variable rate equal to LIBOR and pay interest at a fixed annual rate of 5.227% (plus the applicable margin). On the effective date of the August 2006 Interest Rate Swaps (the projected issuance date of January 31, 2007), the August 2006 Interest Rate Swaps will be terminated and settled in cash. Through the June 2006 Interest Rate Swaps and the August 2006 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $1.0 billion of borrowings at a combined locked in rate of 5.286% (plus the applicable margin). The decrease in fair value of the August 2006 Interest Rate Swaps, from August 17, 2006 to September 30, 2006, totaled $8,306,000 and is recorded as a net change in fair value of cash flow hedging instruments in accumulated other comprehensive income for the nine months ended September 30, 2006.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $5,290,000 and expire on various dates through October 2007.

5. Redeemable Preferred Stock

Redeemable preferred stock ($.01 par value, 20,000,000 shares authorized) consists of the following:

	December 31, 2005	September 30, 2006
	(In thousands of dollars)
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	$311,943	$312,639

6.25% Convertible Preferred Stock

The Company also has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). For the nine months ended September 30, 2006, dividends on the 6.25% Convertible Preferred Stock were paid with $14,907,000 in cash. The Company may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

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

6. Stockholders’ Equity

Purchases and Issuances of the Company’s Common Stock

During the nine months ended September 30, 2006, the Company purchased 15,866,600 shares of the Company’s common stock (“common stock”) in public market transactions. The Company utilized $517,963,000 in cash to affect these purchases.

In February 2006, the Company issued 24,120 shares of common stock to the non-employee members of its Board of Directors. These shares have a grant-date fair value of $30.89 per share. In connection with the shares, the Company recognized stock-based compensation expense of $745,000 for the three months ended March 31, 2006.

Stock Options

During the nine months ended September 30, 2006, 2,350,774 options were exercised. The Company received cash of $43,854,000 from the exercise of these options. See notes 7 and 10.

Convertible Senior Notes

On January 27, 2006, a holder converted $100,000 of the 4% Convertible Senior Notes into 9,233 shares of common stock. Conversion of the remaining outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5,897,000 shares of common stock.

Restricted Common Stock

During the nine months ended September 2006, the Company issued 1,218,553 shares of restricted common stock to certain of its executives and non-executive employees. See note 10.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(In thousands of dollars, except per share amounts)
	(As restated)		(As restated)
Income (loss) from continuing operations	$(25,536)	$(15,561)	$(379,082)	$(41,275)
Dividends on preferred stock	(9,429)	(5,201)	(28,650)	(15,604)

Income (loss) from continuing operations applicable to common stock for basic and diluted computations	(34,965)	(20,762)	(407,732)	(56,879)
Income (loss) from discontinued operations, net of tax	—	—	848	5,657

Net income (loss) applicable to common stock for basic and diluted computations	$(34,965)	$(20,762)	$(406,884)	$(51,222)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	215,664	201,070	219,167	209,406

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.16)	$(0.10)	$(1.86)	$(0.27)
Income (loss) from discontinued operations	—	—	—	0.03

Net income (loss)	$(0.16)	$(0.10)	$(1.86)	$(0.24)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	September 30,
	2005	2006
	(In thousands)
Options to purchase shares of common stock	10,633	6,230
Warrants to purchase shares of common stock at an exercise price of $7.50 per share	640	590
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock	7,442	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	265	1,235
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,906	5,897

Total potential common shares	33,511	22,577

As of September 30, 2006, outstanding stock options include (1) 83,313 options at exercise prices ranging from $1.74 to $5.00 per share and a weighted-average exercise price of $3.36 per share, (2) 6,094,952 options at exercise prices ranging from $5.01 to $35.00 per share and a weighted-average exercise price of $17.48 per share, and (3) 52,101 options at exercise prices ranging from $35.01 to $39.75 per share and a weighted-average exercise price of $38.35 per share. The options outstanding as of September 30, 2006 have an average remaining life of 3.7 years.

8. Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business along with several shareholder derivative lawsuits as described below. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The Company knows of four shareholder derivative lawsuits filed in August and September 2006 in Texas state courts against various current and former directors and officers of the Company. The lawsuits all make allegations relating to the Company’s historic stock option practices and allege claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuits seek alleged monetary damages sustained by the Company. The plaintiffs have named the Company as nominal defendant and ostensibly bring the lawsuits on the Company’s behalf. The Company plans to file a motion to consolidate these cases into a single action under the first filed case, Lynch v. Miller, et al., No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas.

See also note 14 for a discussion of our commitment related to the definitive agreement (“Merger Agreement”) to acquire Global Signal Inc. (“Global Signal”).

9. Operating Segments

The Company’s reportable operating segments for 2006 are (1) CCUSA, the Company’s US tower operations, (2) CCAL, the Company’s Australian tower operations, (3) Emerging Businesses, the Company’s Modeo business, and (4) Corporate Office and Other. Financial results for the Company are reported to management and the Board of Directors in this manner.

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects the Company’s belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective as of January 1, 2006; and segment information for all periods presented has been reclassified.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, benefit (provision) for income taxes, interest expense and amortization of deferred financing costs, losses on purchases and redemptions of debt, interest and other income (expense), depreciation, amortization and accretion, operating stock-based compensation expense, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”. There are no significant revenues resulting from transactions between the Company’s operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net revenues:
Site rental	$140,358	$12,444	$—	$—	$152,802
Network services and other	17,519	1,938	—	—	19,457

	157,877	14,382	—	—	172,259

Costs of operations (exclusive of depreciation, amortization and accretion)	58,851	5,068	85	—	64,004
General and administrative	19,921	2,835	—	11,221	33,977
Corporate development	—	—	1,172	—	1,172
Restructuring charges	—	—	—	—	—
Asset write-down charges	806	355	—	—	1,161
Depreciation, amortization and accretion	63,527	6,606	20	62	70,215

Operating income (loss)	14,772	(482)	(1,277)	(11,283)	1,730
Losses on purchases and redemptions of debt	—	—	—	(2,676)	(2,676)
Interest and other income (expense)	931	204	—	2,158	3,293
Interest expense and amortization of deferred financing costs	(26,288)	(924)	—	(1,388)	(28,600)
Benefit (provision) for income taxes	—	(117)	—	—	(117)
Minority interests	—	834	—	—	834

Income (loss) from continuing operations	(10,585)	(485)	(1,277)	(13,189)	(25,536)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(10,585)	$(485)	$(1,277)	$(13,189)	$(25,536)

Capital expenditures	$14,544	$537	$1,786	—	$16,867

	Nine Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net revenues:
Site rental	$405,712	$35,967	$—	$—	$441,679
Network services and other	50,739	5,715	—	—	56,454

	456,451	41,682	—	—	498,133

Costs of operations (exclusive of depreciation, amortization and accretion)	170,431	15,992	177	—	186,600
General and administrative	49,860	8,927	—	21,671	80,458
Corporate development	—	—	2,456	—	2,456
Restructuring charges	—	—	—	8,477	8,477
Asset write-down charges	1,544	608	—	—	2,152
Depreciation, amortization and accretion	190,853	20,011	52	216	211,132

Operating income (loss)	43,763	(3,856)	(2,685)	(30,364)	6,858
Losses on purchases and redemptions of debt	—	—	—	(283,797)	(283,797)
Interest and other income (expense)	1,807	713	—	(3,758)	(1,238)
Interest expense and amortization of deferred financing costs	(36,303)	(3,044)	—	(63,915)	(103,262)
Benefit (provision) for income taxes	—	(408)	—	—	(408)
Minority interests	—	2,765	—	—	2,765

Income (loss) from continuing operations	9,267	(3,830)	(2,685)	(381,834)	(379,082)
Income (loss) from discontinued operations, net of tax	848	—	—	—	848

Net income (loss)	$10,115	$(3,830)	$(2,685)	$(381,834)	$(378,234)

Capital expenditures	$34,027	$1,589	$3,138	$45	$38,799

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$166,620	$12,375	$—	$—	$178,995
Network services and other	19,994	1,950	—	—	21,944

	186,614	14,325	—	—	200,939

Costs of operations (exclusive of depreciation, amortization and accretion)	64,528	4,842	626	—	69,996
General and administrative	16,196	2,595	—	4,167	22,958
Corporate development	—	—	1,957	518	2,475
Restructuring charges	—	—	—	—	—
Asset write-down charges	948	—	—	—	948
Depreciation, amortization and accretion	64,986	7,100	41	34	72,161

Operating income (loss)	39,956	(212)	(2,624)	(4,719)	32,401
Losses on purchases and redemptions of debt	—	—	—	(437)	(437)
Interest and other income (expense)	651	119	—	(1,755)	(985)
Interest expense and amortization of deferred financing costs	(44,517)	(830)	—	(1,103)	(46,450)
Benefit (provision) for income taxes	(484)	(91)	—	—	(575)
Minority interests	—	464	21	—	485

Income (loss) from continuing operations	(4,394)	(550)	(2,603)	(8,014)	(15,561)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$(4,394)	$(550)	$(2,603)	$(8,014)	$(15,561)

Capital expenditures	$19,328	$1,107	$10,217	$—	$30,652

Total assets (at period end)	$3,939,188	$234,123	$46,083	$300,209	$4,519,603

	Nine Months Ended September 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$471,249	$38,803	$—	$—	$510,052
Network services and other	61,672	5,656	—	—	67,328

	532,921	44,459	—	—	577,380

Costs of operations (exclusive of depreciation, amortization and accretion)	183,729	15,221	1,329	—	200,279
General and administrative	48,042	9,357	—	15,547	72,946
Corporate development	—	—	5,474	1,365	6,839
Restructuring charges	—	—	—	—	—
Asset write-down charges	2,805	—	—	—	2,805
Depreciation, amortization and accretion	193,174	20,228	111	113	213,626

Operating income (loss)	105,171	(347)	(6,914)	(17,025)	80,885
Losses on purchases and redemptions of debt	(740)	—	—	(437)	(1,177)
Interest and other income (expense)	1,651	432	—	(6,603)	(4,520)
Interest expense and amortization of deferred financing costs	(109,866)	(2,527)	—	(3,772)	(116,165)
Benefit (provision) for income taxes	(1,414)	(284)	—	—	(1,698)
Minority interests	—	1,355	45	—	1,400

Income (loss) from continuing operations	(5,198)	(1,371)	(6,869)	(27,837)	(41,275)
Income (loss) from discontinued operations, net of tax	157	—	—	5,500	5,657

Net income (loss)	$(5,041)	$(1,371)	$(6,869)	$(22,337)	$(35,618)

Capital expenditures	$52,164	$2,766	$24,996	$—	$79,926

Total assets (at period end)	$3,939,188	$234,123	$46,083	$300,209	$4,519,603

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2005 and 2006.

	Three Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net income (loss)	$(10,585)	$(485)	$(1,277)	$(13,189)	$(25,536)
Adjustments:
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Minority interests	—	(834)	—	—	(834)
Benefit (provision) for income taxes	—	117	—	—	117
Interest expense and amortization of deferred financing costs	26,288	924	—	1,388	28,600
Losses on purchases and redemptions of debt	—	—	—	2,676	2,676
Interest and other income (expense)	(931)	(204)	—	(2,158)	(3,293)
Depreciation, amortization and accretion	63,527	6,606	20	62	70,215
Operating stock-based compensation expense	5,668	109	281	6,532	12,590
Asset write-down charges	806	355	—	—	1,161
Restructuring charges, including stock-based compensation expense	—	—	—	—	—

Adjusted EBITDA	$84,773	$6,588	$(976)	$(4,689)	$85,696

	Nine Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
	(As restated)	(As restated)		(As restated)	(As restated)
Net income (loss)	$10,115	$(3,830)	$(2,685)	$(381,834)	$(378,234)
Adjustments:
Income (loss) from discontinued operations, net of tax	(848)	—	—	—	(848)
Minority interests	—	(2,765)	—	—	(2,765)
Benefit (provision) for income taxes	—	408	—	—	408
Interest expense and amortization of deferred financing costs	36,303	3,044	—	63,915	103,262
Losses on purchases and redemptions of debt	—	—	—	283,797	283,797
Interest and other income (expense)	(1,807)	(713)	—	3,758	1,238
Depreciation, amortization and accretion	190,853	20,011	52	216	211,132
Operating stock-based compensation expense	7,071	230	342	8,357	16,000
Asset write-down charges	1,544	608	—	—	2,152
Restructuring charges, including stock-based compensation expense	—	—	—	8,477	8,477

Adjusted EBITDA	$243,231	$16,993	$(2,291)	$(13,314)	$244,619

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(4,394)	$(550)	$(2,603)	$(8,014)	$(15,561)
Adjustments:
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Minority interests	—	(464)	(21)	—	(485)
Benefit (provision) for income taxes	484	91	—	—	575
Interest expense and amortization of deferred financing costs	44,517	830	—	1,103	46,450
Losses on purchases and redemptions by debt	—	—	—	437	437
Interest and other income (expense)	(651)	(119)	—	1,755	985
Depreciation, amortization and accretion	64,986	7,100	41	34	72,161
Operating stock-based compensation expense	1,942	254	765	1,768	4,729
Asset write-down charges	948	—	—	—	948
Restructuring charges, including stock-based compensation expense	—	—	—	—	—

Adjusted EBITDA	$107,832	$7,142	$(1,818)	$(2,917)	$110,239

	Nine Months Ended September 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(5,041)	$(1,371)	$(6,869)	$(22,337)	$(35,618)
Adjustments:
Income (loss) from discontinued operations, net of tax	(157)	—	—	(5,500)	(5,657)
Minority interests	—	(1,355)	(45)	—	(1,400)
Benefit (provision) for income taxes	1,414	284	—	—	1,698
Interest expense and amortization of deferred financing costs	109,866	2,527	—	3,772	116,165
Losses on purchases and redemptions of debt	740	—	—	437	1,177
Interest and other income (expense)	(1,651)	(432)	—	6,603	4,520
Depreciation, amortization and accretion	193,174	20,228	111	113	213,626
Operating stock-based compensation expense	4,553	1,580	1,264	6,226	13,623
Asset write-down charges	2,805	—	—	—	2,805
Restructuring charges, including stock-based compensation expense	—	—	—	—	—

Adjusted EBITDA	$305,703	$21,461	$(5,539)	$(10,686)	$310,939

Major Customers

For the nine months ended September 30, 2005, 23.9%, 23.9% and 14.9% of consolidated net revenues were from Cingular, Verizon Wireless and Sprint Nextel, respectively. For the nine months ended September 30, 2006, 23.3%, 20.4% and 14.4% of consolidated net revenues were from Cingular, Verizon Wireless and Sprint Nextel, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

10. Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

Nine Months Ended September 30, 2006
Shares outstanding at December 31, 2005	94,416
Shares granted	1,218,553
Shares vested	(5,685)
Shares forfeited	(72,291)

Shares outstanding at September 30, 2006	1,234,993

The following is a summary of the restricted stock awards granted during the nine months ended September 2006:

Restricted Stock Award	Grant Date	Shares Awarded	Grant Date Fair Value	Service Period
				(In years	)
Retention award for executives	February	416,249	$16.21	3.00
Performance award for executives	February	349,042	25.75	1.52
Retention award for non-executive employees	February	109,642	30.89	3.00
Performance award for non-executive employees	February	264,420	30.89	2.75
One-off RSA awards	Various	79,200	18.94	3.22

Total		1,218,553

Weighted average			$23.63	2.5

The performance restricted stock awards for both the executives and non-executive employees contain provisions for accelerated vesting based on the market performance of the Company’s common stock. In order to reach the first level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $35.52 per share for 20 consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $40.85 per share and $46.98 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one third of these restricted shares respectively. Additionally, the performance restricted stock awards for the executives contain an additional market performance target, $37.07 (20% above market price on the grant date) for 20 consecutive trading days during the vesting period, that enables 100% of any remaining shares not otherwise vested to vest on the fourth anniversary of the grant date (February 23, 2010). However, in the event the common stock has not achieved the performance market target of $37.07 per share for 20 consecutive days during the vesting period, any remaining amounts unvested will be forfeited at the end of the vesting period (February 23, 2010) by the employee. However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed; rather, it will be recognized regardless of whether or not the $37.07 market performance target is achieved. The accelerated vesting provision in the executive and non-executive awards resulted in a derived service period. The requisite service period was derived by a Monte Carlo simulation using the assumptions stated below.

The retention awards for the executives and one-off restricted stock awards also contain provisions that result in forfeiture by the employee of any unvested shares in the event the common stock does not achieve the performance market target of $42.50 for 20 consecutive trading days. However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed; rather, it will be recognized regardless of whether or not the $42.50 market performance target is achieved. The 20 consecutive

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

trading days include any date on or between September 22, 2008 and February 23, 2009 for the executives’ retention awards and any date on or between December 22, 2008 and May 25, 2009 for the one-off restricted stock awards. The share price provision in both the retention and performance restricted stock awards for the executives and one-off restricted stock awards results in a market condition. The estimated fair value for the awards with market conditions granted in the nine months ended September 30, 2006 was determined by a Monte Carlo simulation using the assumptions stated below.

The weighted average assumptions used in the determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in the nine months ended September 30, 2006 were as follows:

Risk-free interest rate	4.73%
Expected volatility	37%
Expected dividend rate	0%

The Company recognized stock based compensation expense related to restricted stock awards of $3,964,000 and $9,368,000 for the three and nine months ended September 30, 2006, respectively. The Company amortizes restricted stock awards on a graded vesting schedule over the requisite service period. See note 1.

Upon adoption of SFAS 123(R), the Company reclassified unearned compensation against additional paid-in capital for all periods presented. The future compensation expense estimated to be recognized (net of estimated forfeitures) related to restricted stock awards at September 30, 2006 is $18,140,000.

Other Compensation Expense Related to Stock Awards

CCIC Stock Options. The Company has not granted CCIC stock options since 2003 and has not granted options to the executive management since September 2001. As of September 30, 2006, 6,202,666 of the 6,230,366 options outstanding are vested. The Company recognized expense of $334,000 related to CCIC stock options for the nine months ended September 30, 2006.

Modeo Plan. In February 2006, the Company developed a phantom equity option plan (“Modeo Plan”), pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be available for grant as phantom option awards to employees of Modeo. Awards granted under this plan will be treated as liability awards. The Company issued 37,450 units, relating to approximately a 3.745% equity interest, pursuant to this plan in March 2006. The fair value of the award (net of estimated forfeitures) at September 30, 2006 is $7,431,000, which is being recognized over the service period. The awards will be re-measured each reporting period until the awards are settled.

A summary of awards granted under the Modeo Plan is as follows for the nine months ended September 30, 2006:

Nine Months Ended September 30, 2006
Options outstanding at beginning of period	—
Options granted	37,450
Options forfeited	(1,000)

Options outstanding at end of period	36,450

Options exercisable at end of period	—

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The estimated weighted average fair value of options granted under the Modeo Plan was $219 per share as of September 30, 2006, based on the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	4.56%
Expected remaining life	3.5 years
Expected volatility	100%
Expected dividend yield	0%

CCAL Share Option Scheme. In March 2006, the CCAL Share Option Scheme was modified to enable the employees of CCAL to require the Company to periodically settle vested options and shares in cash. As a result of this modification, the awards under the CCAL Share Option Scheme were re-measured and re-classified as liability awards as of March 31, 2006. For the three months ended March 31, 2006, additional compensation expense of $919,000 was recognized as a result of the re-measurement. The awards will be re-measured each reporting period until the awards are settled. The weighted-average estimated fair value of options outstanding under the CCAL Share Option Scheme was $0.57 per share as of September 30, 2006, based on the Black-Scholes option pricing model using the following weighted-average assumptions:

Risk-free interest rate	4.70%
Expected remaining life	4.1 years
Expected volatility	37%
Expected dividend yield	0%

A summary of CCAL Share Option Scheme activity is as follows for the nine months ended September 30, 2006.

Nine Months Ended September 30, 2006
Options outstanding at beginning of period	5,858,500
Options granted	5,810,000
Options forfeited	(1,342,000)
Options exercised	(1,862,000)

Options outstanding at end of period	8,464,500

Options exercisable at end of period	810,700

Pro Forma Information Under SFAS 123 and APB 25

Prior to adopting SFAS 123(R), the Company adopted the fair value method of accounting for stock-based compensation under SFAS 123 using the prospective method of transition under SFAS 148. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows last year’s pro forma amounts since in the first quarter of 2006 the Company adopted the fair value recognition provisions of SFAS 123(R); and therefore, compensation expenses are recognized in the consolidated statement of operations and comprehensive income (loss) for all share-based payments granted prior to, but not yet vested as of December 31, 2005.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands of dollars, except per share amounts)
	(As restated)	(As restated)
Net income (loss), as reported	$(25,536)	$(378,234)
Add: Stock-based employee compensation expense included in reported net income (loss)	12,590	22,424
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(14,137)	(27,202)

Net income (loss), as adjusted	(27,083)	(383,012)
Dividends on preferred stock	(9,429)	(28,650)

Net income (loss) applicable to common stock for basic and diluted computations, as Adjusted	$(36,512)	$(411,662)

Income (loss) per common share—basic and diluted:
As reported	$(0.16)	$(1.86)

As adjusted	$(0.17)	$(1.88)

Stock-Based Compensation Expense

The components of stock-based compensation expense from continuing operations are as follows:

	Three Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$504	$—	$—	$—	$504
Network services and other costs of operations	246	—	—	—	246
General and administrative expenses	4,918	109	—	6,532	11,559
Corporate development	—	—	281	—	281

Operating stock-based compensation expense	5,668	109	281	6,532	12,590
Restructuring charges	—	—	—	—	—

Total stock-based compensation expense	$5,668	$109	$281	$6,532	$12,590

	Nine Months Ended September 30, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation:
Site rental costs of operations	$622	$—	$—	$—	$622
Network services and other costs of operations	305	—	—	—	305
General and administrative expenses	6,144	230	—	8,357	14,731
Corporate development	—	—	342	—	342

Operating stock-based compensation expense	7,071	230	342	8,357	16,000
Restructuring charges	—	—	—	6,424	6,424

Total stock-based compensation expense	$7,071	$230	$342	$14,781	$22,424

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended September 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$50	$—	$—	$—	$50
Network services and other costs of operations	60	—	—	—	60
General and administrative expenses	1,832	254	—	1,580	3,666
Corporate development	—	—	765	188	953

Operating stock-based compensation expense	1,942	254	765	1,768	4,729
Restructuring charges	—	—	—	—	—

Total stock-based compensation expense	$1,942	$254	$765	$1,768	$4,729

	Nine Months Ended September 30, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$116	$—	$—	$—	$116
Network services and other costs of operations	140	—	—	—	140
General and administrative expenses	4,297	1,580	—	5,787	11,664
Corporate development	—	—	1,264	439	1,703

Operating stock-based compensation expense	4,553	1,580	1,264	6,226	13,623
Restructuring charges	—	—	—	—	—

Total stock-based compensation expense	$4,553	$1,580	$1,264	$6,226	$13,623

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

11. Restructuring Charges and Asset Write-Down Charges

At December 31, 2005 and September 30, 2006, other accrued liabilities include $1,694,000 and $733,000, respectively, related to restructuring charges.

A summary of the restructuring charges by operating segment is as follows:

	Nine Months Ended September 30, 2006
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of period:
Employee severance	$—	$613	$613
Costs of office closures and other	1,081	—	1,081

	1,081	613	1,694

Amounts charged to expense:
Employee severance	—	—	—
Costs of office closures and other	—	—	—

Total restructuring charges	—	—	—

Amounts paid:
Employee severance	—	(550)	(550)
Costs of office closures and other	(411)	—	(411)

	(411)	(550)	(961)

Amounts accrued at end of period:
Employee severance	—	63	63
Costs of office closures and other	670	—	670

	$670	$63	$733

During the nine months ended September 30, 2005 and 2006, the Company abandoned or disposed of certain towers and recorded asset write-down charges of $2,152,000 and $2,805,000, respectively.

12. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2005	2006
	(In thousands of dollars)
Supplemental disclosure of cash flow information:
Interest paid	$132,748	$106,364
Income taxes paid (including $7,000 and $-0- related to CCUK)	7,408	3,284
Supplemental disclosure of non-cash investing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax (note 3)	—	113,328
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the conversion of debt (note 6)	—	100
Common stock issued in connection with the payment of a preferred stock dividend	9,884	—
Common stock issued in connection with the exercise of warrants (note 6)	—	1,215
Common stock issued by an equity method investment in connection with a merger (note 3)	—	76,381
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 4)	—	(14,320)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

13. Acquisition

Mountain Union Acquisition

On July 1, 2006, the Company acquired over 98% of the outstanding equity interests of Mountain Union for $305,258,000 and have the right to call the remaining equity interests for approximately $5,000,000 commencing on January 1, 2007. Mountain Union’s assets at closing included 474 completed tower sites, as well as 77 towers in various stages of development. The average age of the completed tower sites in the portfolio is 4.6 years with concentrations in markets such as Puerto Rico, Los Angeles, Denver, Phoenix and Las Vegas. The results of operations from the towers acquired from Mountain Union have been included in the consolidated statement of operations from July 1, 2006. The Company utilized borrowings under the 2006 Credit Facility completed on June 1, 2006 to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union (see note 4).

The total purchase price for the Mountain Union acquisition has been allocated as follows, subject to adjustment in the fourth quarter of 2006 to the fair value of pre-acquisition contingencies in the allocation of the purchase price.

(In thousands of dollars)
Cash and cash equivalents	$1,647
Other current assets	1,663
Property and equipment	90,711
Goodwill	49,953
Other intangible assets	166,801
Other assets	283
Deferred rental revenues and other accrued liabilities	(2,716)
Other liabilities	(1,021)
Minority interest	(2,063)

$305,258

See also note 14 for a discussion of the Merger Agreement to acquire Global Signal.

14. Subsequent Events

Acquisition of Global Signal

On October 6, 2006, the Company entered into a Merger Agreement to acquire Global Signal, in a stock and cash transaction (“Global Signal Merger”) valued at approximately $5.8 billion including assumed debt. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Global Signal Merger, each outstanding share of common stock of Global Signal will be converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash (“Cash Consideration”). The aggregate amount of Cash Consideration will be capped at $550,000,000 and will be prorated among Global Signal’s stockholders who make cash elections in accordance with the Merger Agreement to the extent that the aggregate amount of Cash Consideration elected to be received by Global Signal stockholders exceeds this cap. In addition, at the effective time of the Global Signal Merger, each option and warrant entitling the holder thereof to purchase a share of Global Signal common stock will be converted into an option or warrant, as applicable, to purchase the Company’s common stock. Global Signal operates 10,659 towers, of which 78% and 62% of the towers are located in the top 100 BTA’s, and top 50 BTA’s, respectively.

The Company expects to finance the Cash Consideration through additional borrowings. The Company will also assume an estimated debt of $1.8 billion in connection with the merger. The Global Signal Merger is subject to certain conditions and approvals, including shareholder and regulatory approvals. Upon meeting these conditions

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

and approvals, the Global Signal Merger is expected to close in the first quarter of 2007. The merger agreement contains certain termination rights for Global Signal and the Company and provides that if the merger agreement is terminated under certain circumstances, the Company or Global Signal may be required to pay the other party a termination fee of $139,000,000.

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

Management Overview

General Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures, including subleasing and management arrangements. As of September 30, 2006, we owned, leased or managed 12,910 towers, including 11,525 towers in the United States and Puerto Rico (collectively, “U.S.”) and 1,385 towers in Australia. Our real property interests in the sites on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way, with approximately 84% of our property interests in such sites being pursuant to ground lease, sublease or license as of September 30, 2006. Our customers currently include many of the world’s major wireless communications companies, including Cingular, Verizon Wireless, Sprint Nextel, T-Mobile, Alltel, Optus and Vodafone Australia. Approximately 77% of our revenues in the U.S. are derived from investment grade customers.

Acquisition of Global Signal

On October 6, 2006, we entered into a definitive agreement to acquire Global Signal in a stock and cash transaction valued at approximately $5.8 billion including assumed debt. Pursuant to the Merger Agreement, Global Signal common stockholders will be entitled to convert each share of Global Signal common stock into 1.61 shares of our common stock or, alternatively, can elect to receive cash in the amount of $55.95 per Global Signal share. Following the Global Signal Merger and assuming the maximum Cash Consideration, the former Global Signal shareholders will own approximately 32% of the combined Company. The total amount of the Cash Consideration is subject to a cap of $550.0 million. We expect to finance the cash portion of the transaction through additional borrowings. Upon closing of the merger, we will also assume an estimated debt of $1.8 billion. Global Signal operates 10,659 towers, of which 78% and 62% of the towers are located in the top 100 BTA’s and the top 50 BTA’s, respectively.

Following the closing, we will increase the number of directors on our board of directors by three, from 10 to 13 members, with the addition of three outside directors from Global Signal. The Global Signal Merger is subject to certain conditions and approvals, including shareholder and regulatory approvals. Upon and subject to meeting these conditions and approvals, the Global Signal Merger is expected to close in the first quarter of 2007. The merger agreement contains certain termination rights for Global Signal and us and provides that if the merger agreement is terminated under certain circumstances, Global Signal or we may be required to pay the other party a termination fee of $139.0 million. See “Part II – Other Information – Item 1A Risk Factors” for a discussion of the risk factors related to the Global Signal Merger.

Revenue Growth

We believe the demand for new communication sites will continue for a variety of reasons, including but not limited to, the wireless industry’s dramatic growth of minutes of use, wireless data service revenues and new subscribers. The demand for new communication sites is influenced by the demand for wireless telephony and data services from our customers. Important indicators of this demand are wireless minutes of use, the volume of non-telephony wireless services such as data, text messaging and mobile video, and to a lesser extent, the number of new wireless subscribers. Highlights of the Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey issued on September 13, 2006 are as follows:

•	Wireless data service revenues for the first half of 2006 were $6.5 billion, an increase of 70% from the first six months of 2005,

•	Minutes of use grew by 27% from the first half of 2005 to nearly 1.7 trillion minutes of use on an annualized basis; and

•	Wireless users totaled 219 million as of June 30, 2006, which represents a year-over-year increase of 25 million subscribers, or 12.9%.

Our net revenues grew by 16.6% and 15.9% for the three and nine months ended September 30, 2006, respectively, compared to the three and nine months ended September 30, 2005, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing towers and, to a lesser extent, contractual escalations on existing leases with variable escalations and new towers acquired or built during or after the first three quarters of 2005. New tenant additions and modifications were influenced by on-going demand for additional wireless communication sites primarily due to the continued strong growth in wireless minutes of use and the introduction of new data services by wireless carriers.

Demand for new communication sites may be influenced by the availability of new spectrum to our customers. The Federal Communications Commission’s (“FCC”) Advanced Wireless Services Auction No. 66 was completed during the third quarter of 2006. The auction for 1,087 licenses to use wireless spectrum raised nearly $14 billion, making it the largest single FCC spectrum auction. The auctioned spectrum is expected to be used for advanced mobile communications and many of our customers were among the highest bidders.

We would expect that increases to site rental revenues resulting from the demand for new communication sites would result in a corresponding increase in gross margin, given the relatively fixed nature of the costs to operate our towers. We would also expect network services revenues to continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

The impact of anticipated increases to site rental revenues from the demand for new communication sites may be tempered somewhat by recent carrier consolidation (including Cingular merging with AT&T Wireless in 2004 and Sprint merging with Nextel in 2005), which could result in duplicate or overlapping networks. However, we expect that the termination of leases as a result of recent carrier consolidation will be spread over multiple quarters as existing lease obligations expire. In addition, we believe we are adding more leases per quarter from all of our customers than the total number of leases we believe will eventually be terminated as a result of the two mergers noted above. Consequently, we currently do not believe that lease terminations from carrier consolidation will have a material adverse affect on our results for any quarter.

Margin Expansion

Gross margins (net revenues less cost of operations) grew by 21.0% for both the three and nine months ended September 30, 2006 primarily due to the increase in site rental revenues. The incremental margin percentage (percentage of revenue growth converted to gross margin) on the site rental revenue growth of $26.2 million and $68.4 million, respectively, for the three and nine months ended September 30, 2006 was 82.4% and 87.6%, respectively, reinforcing the relatively fixed nature of the costs to operate our towers.

2006 Credit Facility

On June 1, 2006, we entered into the 2006 Credit Facility, a $1.25 billion credit facility with a syndicate of lenders, consisting of a $1.0 billion Term Loan and a $250 million Revolver.

The 2006 Credit Facility has moved us back to the top end of our long-term targeted total debt to Adjusted EBITDA leverage range (at seven times) and reaffirms our commitment to leveraging the growth of our business, enabling us to make investments, like those discussed below under Purchases and Investments, that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” for further discussion).

Purchases and Investments

During the nine months ended September 30, 2006, we purchased 15.9 million shares of our common stock. We utilized $518.0 million to affect these purchases and paid an average price of $32.6 per share. We expect to continue to purchase our own stock from time to time as market prices make such investments attractive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” for further discussion

On July 1, 2006, we acquired over 98% of the outstanding equity interests of Mountain Union for approximately $305 million and have the right to call the remaining equity interests for approximately $5 million commencing on January 1, 2007. We utilized borrowings under the 2006 Credit Facility completed on June 1, 2006 to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. Mountain Union’s assets at closing included 474 completed tower sites as well as 77 towers in various stages of development. Mountain Union’s completed tower sites at closing are expected to produce approximately $26 million in annualized site rental revenue and approximately $18.2 million in annualized site rental gross margin. We believe the acquisition of the towers from Mountain Union is consistent with our mission, which is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. We also believe acquiring these towers from Mountain Union is consistent with the our strategy of increasing recurring revenue and cash flow. We expect to incur minimal additional general and administrative expenses as a result of this acquisition. The average age of the completed tower sites in the portfolio is 4.6 years with concentrations in markets such as Puerto Rico, Los Angeles, Denver, Phoenix and Las Vegas. See note 13 to the consolidated financial statements.

Portfolio Extension Program

Long-term control of our assets is one of our significant priorities. As such, in 2004, we began a program through which we seek to (1) renegotiate and extend the terms of the grounds leases, subleases and licenses relating to the sites on which our U.S. towers are located or (2) purchase the land on which such towers reside. During 2006, (1) term extensions of ground leases, subleases or licenses relating to 360 sites have been renegotiated with an average extension of approximately 27.4 years and (2) 121 sites on which our towers reside have been purchased for a combined $15.6 million.

Investment in FiberTower

On August 29, 2006, FiberTower and First Avenue Networks, Inc. completed an all-stock merger transaction contemplated by the definitive merger agreement dated May 14, 2006. Prior to the FiberTower Merger, we owned approximately a 36% minority interest position in FiberTower, which was accounted for under the equity method. Following the FiberTower Merger transaction, we own approximately 18.7% of the outstanding equity interest in the combined company. Our investment in FiberTower is subject to certain transfer restrictions for a limited period of time. We wrote up the carrying value of the investment by $144.6 million and recorded an offsetting adjustment to stockholders equity. As of September 30, 2006, the fair value of the investment in FiberTower is $249.0 million and is included in available-for-sale securities on our consolidated balance sheet. See notes 1 and 3 to our consolidated financial statements.

Emerging Businesses

Modeo continues to explore a potential offering, as a wholesale network provider, of live digital television and audio broadcast and podcasting to mobile devices, such as wireless phones. In January 2006, industry leaders including Intel, Motorola, Nokia, Texas Instruments and Modeo launched the Mobile DTV Alliance to promote the growth and evolution of Digital Video Broadcast for Handhelds (“DVB-H”), the open standard for the broadcast of digital television to mobile devices that Modeo intends to use with its planned service. During the third quarter of 2006, Modeo continued the build out of a commercial grade mobile television network in New York City, which is greater than 80% complete; and we believe the balance of the New York City network will be ready by the end of 2006. We believe this will be the first broadcast mobile video network in a top 10 U.S. market. We currently plan a network trial in New York City with a limited number of “friendly” users starting at the end of the fourth quarter or in the first quarter of 2007. After we have received and evaluated the feedback from such trial, we will review and evaluate our options for expanding the Modeo network beyond New York City. We continue to evaluate the potential options for funding the build out of the Modeo network beyond New York City, which include: non-recourse debt secured by our 1670-1675 MHz spectrum license, equity investors in Modeo, joint venture proposals, proposals to sell a controlling interest in Modeo along with a combination of the above.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2006 and 2005

Results for the three and nine months ended September 30, 2005, have been restated to reflect the corrections of errors for certain non-cash items primarily related to our lease accounting practices. See note 1 to our condensed consolidated financial statements for additional information.

As previously disclosed in the June 30, 2006 10-Q, we have conducted a detailed review of our equity-based compensation practices, including a review of our underlying stock option and restricted stock grant documentation and procedures and related accounting. We had previously determined that we had certain unrecorded non-cash equity-based compensation charges associated with stock option grants; however, we determined in the second quarter of 2006 that these accounting errors were immaterial to our financial statements pursuant to the “rollover” approach we have historically used. Pursuant to SAB 108, we corrected the aforementioned cumulative error in our accounting for equity-based compensation by recording a non-cash offsetting cumulative effect adjustment of $84.0 million within stockholder’s equity that increased additional paid-in capital and increased accumulated deficit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Impact of Recently Issued Accounting Standards” and notes 1 and 2 to our consolidated financial statements for additional information.

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2006
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percent Change
	(In thousands of dollars)
	(As restated)	(As restated)
Net revenues:
Site rental	$152,802	88.7%	$178,995	89.1%	$26,193	17.1%
Network services and other	19,457	11.3%	21,944	10.9%	2,487	12.8%

	172,259	100.0%	200,939	100.0%	28,680	16.6%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	50,671	33.2%	55,261	30.9%	4,590	9.1%
Network services and other	13,333	68.5%	14,735	67.1%	1,402	10.5%

Total costs of operations	64,004	37.2%	69,996	34.8%	5,992	9.4%
General and administrative	33,977	19.7%	22,958	11.4%	(11,019)	(32.4)%
Corporate development	1,172	0.7%	2,475	1.2%	1,303	111.2%
Restructuring charges	—	—	—	—	—	*
Asset write-down charges	1,161	0.7%	948	0.5%	(213)	*
Depreciation, amortization and accretion	70,215	40.7%	72,161	36.0%	1,946	2.8%

Operating income (loss)	1,730	1.0%	32,401	16.1%	30,671	*
Other income (expense):
Losses on purchases and redemptions of debt	(2,676)	(1.6)%	(437)	(0.2)%	2,239	*
Interest and other income (expense)	3,293	1.9%	(985)	(0.5)%	(4,278)	*
Interest expense and amortization of deferred financing costs	(28,600)	(16.5)%	(46,450)	(23.1)%	(17,850)	62.4%

Income (loss) from continuing operations before income taxes and minority interests	(26,253)	(15.2)%	(15,471)	(7.7)%	10,782	*
Benefit (provision) for income taxes	(117)	(0.1)%	(575)	(0.3)%	(458)	*
Minority interests	834	0.5%	485	0.3%	(349)	*

Income (loss) from continuing operations	(25,536)	(14.8)%	(15,561)	7.7%	9,975	*
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	*

Net income (loss)	$(25,536)	(14.8)%	$(15,561)	7.7%	$9,975	*

*:	Percentage is not meaningful

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2006
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percent Change
	(In thousands of dollars)
	(As restated)	(As restated)
Net revenues:
Site rental	$441,679	88.7%	$510,052	88.3%	$68,373	15.5%
Network services and other	56,454	11.3%	67,328	11.7%	10,874	19.3%

	498,133	100.0%	577,380	100.0%	79,247	15.9%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	147,396	33.4%	155,878	30.6%	8,482	5.8%
Network services and other	39,204	69.4%	44,401	65.9%	5,197	13.3%

Total costs of operations	186,600	37.5%	200,279	34.7%	13,679	7.3%
General and administrative	80,458	16.1%	72,946	12.6%	(7,512)	(9.3)%
Corporate development	2,456	0.5%	6,839	1.2%	4,383	*
Restructuring charges	8,477	1.7%	—	—	(8,477)	*
Asset write-down charges	2,152	0.4%	2,805	0.5%	653	*
Depreciation, amortization and accretion	211,132	42.4%	213,626	37.0%	2,494	1.2%

Operating income (loss)	6,858	1.4%	80,885	14.0%	74,027	*
Other income (expense):
Losses on purchases and redemptions of debt	(283,797)	(57.0)%	(1,177)	(0.2)%	282,620	*
Interest and other income (expense)	(1,238)	(0.2)%	(4,520)	(0.8)%	(3,282)	*
Interest expense and amortization of deferred financing costs	(103,262)	(20.7)%	(116,165)	(20.1)%	(12,903)	12.5%

Income (loss) from continuing operations before income taxes and minority interests	(381,439)	(76.5)%	(40,977)	(7.1)%	340,462	*
Benefit (provision) for income taxes	(408)	(0.1)%	(1,698)	(0.3)%	(1,290)	*
Minority interests	2,765	0.5%	1,400	0.3%	(1,365)	*

Income (loss) from continuing operations	(379,082)	(76.1)%	(41,275)	(7.1)%	337,807	*
Income (loss) from discontinued operations, net of tax	848	0.2%	5,657	0.9%	4,809	*

Net income (loss)	$(378,234)	(75.9)%	$(35,618)	(6.2)%	$342,616	*

*:	Percentage is not meaningful

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

Net revenues for the three months ended September 30, 2006 increased by $28.7 million, or 16.6%, from the three months ended September 30, 2005. Net revenues for the nine months ended September 30, 2006 increased by $79.2 million, or 15.9%, from the nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 resulted from an increase in site rental revenues of $26.2 million and $68.4 million, respectively, which represents 91.3% and 86.3%, respectively, of the overall increase in net revenues. The balance of the increase was related to network services and other revenues. For the three and nine months ended September 30, 2006, 100.0% and 96.5%, respectively, of the increase in net revenues was attributable to CCUSA and the balance was related to CCAL.

The growth in site rental revenue was primarily driven by the following that occurred during or after the second quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. The increase in site rental revenue for the three months ended September 30, 2006 was primarily related to new tenant additions (or modifications to existing installations) of $13.4 million, the leases (as originally acquired) related to the combined 941 towers from Trintel and Mountain Union of $7.9 million, and an increase in non-cash straight-line rents of $3.3 million primarily relating to the renewal of certain leases. The increase in site rental revenue for the nine months ended September 30, 2006 was primarily related to new tenant additions (or modifications to existing installations) of $38.4 million, the leases (as originally acquired) related to the combined 941 towers acquired from Trintel and Mountain Union of $15.2 million and an increase in non-cash straight-line rents of $11.2 million primarily relating to the renewal of certain leases. As a result of our long-term (five to 10 year) contracts with our customers, in any given year approximately 95% of our site rental revenues are contracted for in a prior year and are of a recurring nature.

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

Network services and other revenues for the three and nine months ended September 30, 2006 increased by $2.5 million, or 12.8%, and $10.9 million, or 19.3%, respectively, from the three and nine months ended September 30, 2005. The increase in the network services and other revenue reflects both the demand by our tenants for space on our towers and the variable nature of the network services business as these revenues are typically not under long-term contract.

Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments annually, quarterly or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow and gross margin.

Site rental gross margins (site rental revenues less site rental costs of operations) for the three and nine months ended September 30, 2006 increased by $21.6 million, or 21.2%, and $59.9 million, or 20.4%, respectively, from the three and nine months ended September 30, 2005. Site rental gross margins as percentage of site rental revenues increased by 2.3 and 2.8 percentage points to 69.1% and 69.4%, respectively, for the three and nine months ended September 30, 2006. The incremental margin of $21.6 million and $59.9 million, respectively, represents 82.5% and 87.6%, respectively, of the related increase in site rental revenues for the three and nine months ended September 30, 2006. The increase in the site rental gross margin percentage and the related high incremental margin percentage was driven by new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers.

Margins on site rental revenues were affected by the non-cash portions of site rental revenues, ground lease expense and stock-based compensation expense for those employees directly related to U.S. tower operations. A summary of the non-cash portions of our site rental revenues, ground lease expense and stock-based compensation expense and resulting impact on our site rental gross margins is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands of dollars)
Non-cash portion of site rental revenues:
Amounts attributable to rent-free periods	$1,746	$5,050
Amounts attributable to straight-line recognition of fixed escalations	2,900	10,125

Total	$4,646	$15,175

Non-cash portion of ground lease expense:
Amounts attributable to straight-line recognition of fixed escalations	$4,263	$13,020

Stock-based compensation expense	$50	$116

Non-cash impact on site rental gross margins:
Amounts attributable to rent-free periods	$1,746	$5,050
Amounts attributable to straight-line recognition of fixed escalations	(1,363)	(2,895)
Amounts attributable to stock-based compensation expense	(50)	(116)

Total	$333	$2,039

General and administrative expenses for the three months ended September 30, 2006 decreased by $11.0 million to 11.4% of total net revenue from 19.7% for the three months ended September 30, 2005. General and administrative expenses for the three months ended September 30, 2006 included stock-based compensation expense of $3.7 million, which represents a decrease of $7.9 million from three months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 decreased by $7.5 million to 12.6% of total net revenue from 16.1% of total net revenue for the nine months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 included stock-based compensation expense of $11.7 million, which represents a decrease of $3.1 million from nine months ended September 30, 2005. Stock-based compensation expense decreased from the three and nine months ended September 30, 2005 as a result of accelerated vesting of shares of restricted common stock in the third quarter of 2005 based on the performance of our stock. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

As a result of the sale of our former UK operations in 2004, we consolidated certain corporate management functions in early 2005. In connection with this restructuring, we recorded cash and stock-based compensation charges of $2.1 million and $6.4 million, respectively, in the three months ended March 31, 2005 related to employee severance payments and modifications of stock compensation awards. There have been no restructuring charges in 2006.

Depreciation, amortization and accretion for the three and nine months ended September 30, 2006 increased by $1.9 million and $2.5 million, respectively, from the three and nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 was primarily attributable to the acquisition of a combined 941 Trintel and Mountain Union towers by CCUSA and an increase in our tower assets as a result of capital expenditures for both the modification and maintenance to tower assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities” for a further discussion of our capital expenditures) and, offset by the effects of the Portfolio Extension Program that resulted in increases in the useful life of our towers resulting from the extension of ground leases for the sites on which our towers reside or from the purchases of land. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Portfolio Extension Program”.

Losses on the purchases and redemptions of debt for the three and nine months ended September 30, 2006 decreased by $2.2 million and $282.6 million, respectively, from the three and nine months ended September 30, 2005. The decrease is primarily related to refinancing activities in 2005 that were completed to reduce our weighted average cost of debt. For the three months ended September 30, 2005, the loss of $2.7 million related to the purchase and redemption of $52.9 million of our debt securities. For the nine months ended September 30, 2005, the loss of $283.8 million related to the purchase and redemption of $1.6 billion of our debt securities.

Interest expense and amortization of deferred financing costs for the three and nine months ended September 30, 2006 increased by $17.9 million and $12.9 million, respectively, from the three and nine months ended September 30, 2005. The increase for the three months ended September 30, 2006 is primarily attributable to the issuance of the $1.0 billion of debt under the 2006 Credit Facility, offset by the repayment of the 2005 Credit Facility. The increase for the nine months ended September 30, 2006 is primarily attributable to the issuance of $1.0 billion of debt under the 2006 Credit Facility offset by the refinancing of debt in June 2005, which reduced the weighted average coupon on our debt and the repayment of the 2005 Credit Facility.

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

Income from discontinued operations of $5.7 million for the nine months ended September 30, 2006, relates primarily to the reversal of liabilities previously established in conjunction with the sale of our former CCUK operations, as a result of the termination of related contingencies during the three months ended March 31, 2006. Income from discontinued operations for the nine months ended September 30, 2005, relates primarily to OpenCell, which was sold on May 9, 2005.

Dividends on preferred stock declined to $5.2 million and $15.6 million, respectively, for the three and nine months ended September 30, 2006, from $9.4 million and $28.7 million, respectively, for the three and nine months ended September 30, 2005, as a result of the redemption of the 8 1/4% Convertible Preferred Stock in December 2005.

Segment Results

Our reportable operating segments for 2006 are (1) CCUSA, the Company’s U.S. tower operations, (2) CCAL, the Company’s Australian tower operations, (3) Emerging Businesses, the Company’s Modeo business, and (4) Corporate Office and Other. Our financial results are reported to management and the Board of Directors in this manner.

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects our belief that a distributed antenna system can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective as of January 1, 2006, and segment information for all periods presented has been reclassified.

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

We define Adjusted EBITDA as net income (loss) plus cumulative effect of change in accounting principle, income (loss) from discontinued operations, minority interests, benefit (provision) for income taxes, interest expense and amortization of deferred financing costs, losses on purchases and redemptions of debt, interest and other income (expense), depreciation, amortization and accretion, operating stock-based compensation expense, asset write-down charges and restructuring charges (credits). Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures”.

CCUSA

Three Months Ended September 30, 2006 and 2005

Net revenues for the three months ended September 30, 2006 increased by $28.7 million, or 18.2%, from the three months ended September 30, 2005. Of the $28.7 million increase in net revenues, $26.3 million, or 91.4%, relates to site rental revenues. This increase represents approximately 100.0% of the consolidated increase in site rental revenues for this same period.

The growth in site rental revenue was primarily driven by the following that occurred during or after the third quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. Increase in site rental revenue for the three months ended September 30, 2006 was primarily related to new tenant additions (or modifications to existing installations) of $12.3 million, the leases (as originally acquired) related to the combined 941 towers acquired from Trintel and Mountain Union of $7.9 million and an increase in non-cash straight-line rents of $4.3 million primarily relating to the renewal of certain leases. As mentioned previously, approximately 95% of our site rental revenue is of a recurring nature.

General and administrative expenses for the three months ended September 30, 2006 decreased by $3.7 million to 8.7% of total net revenues, from 12.6% of total net revenues for the three months ended September 30, 2005. General and administrative expenses for the three months ended September 30, 2006 included stock-based compensation expense of $1.8 million, which represents a decrease of $3.1 million from the three months ended September 30, 2005. Stock-based compensation expense decreased from 2005 as a result of accelerated vesting in the third quarter of 2005 of shares of restricted common stock based on the performance of our stock. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

Adjusted EBITDA for the three months ended September 30, 2006 increased by $23.1 million, or 27.2%, from the three months ended September 30, 2005. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers. More specifically, site rental gross margins increased by $22.1 million, or 23.4%, to 69.7% of site rental revenues, for the three months ended September 30, 2006, from $94.1 million, or 67.0% of site rental revenues, for the three months ended September 30, 2005. The $22.1 million of incremental margin represents 84.0% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the three months ended September 30, 2006 increased by $25.2 million, or 170.5%, from the three months ended September 30, 2005. The increase in operating income is primarily driven by (1) the aforementioned $22.1 million increase in site rental gross margin and (2) the $1.0 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services and the aforementioned decreases in general and administrative expenses, partially offset by a $1.5 million increase in depreciation, amortization and accretion. The increase in depreciation, amortization and accretion is primarily due to the acquisition of the combined 941 Trintel and Mountain Union towers, offset by our Portfolio Extension Program that resulted in increases in the useful life of our towers resulting from the extension of ground leases for the sites on which our towers reside and from the purchases of land. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Portfolio Extension Program”.

Net income (loss) for the three months ended September 30, 2006 improved by $6.2 million from the three months ended September 30, 2005. The improvement in net income (loss) is primarily driven by the same factors that drove the improvement in operating income, offset by the increase in interest expense due to the issuance of the 2006 Credit Facility and repayment of the 2005 Credit Facility.

Nine Months Ended September 30, 2006 and 2005

Net revenues for the nine months ended September 30, 2006 increased by $76.5 million, or 16.8%, from the nine months ended September 30, 2005. Of the $76.5 million increase in net revenues, $65.5 million, or 85.7%, relates to site rental revenues. This increase represents approximately 95.9% of the consolidated increase in site rental revenues for this same period.

The growth in site rental revenue was primarily driven by the following that occurred during or after the first quarter of 2005: (1) new tenant additions (or modifications to existing installations), (2) contractual escalations on existing leases with variable escalations, (3) new towers acquired or built and (4) renewal of certain leases and associated step up in the straight-line rents. Increase in site rental revenue for the nine months ended September 30, 2006 was related to new tenant additions (or modifications to existing installations) of $34.9 million, the leases (as originally acquired) related to the combined 941 towers acquired from Trintel and Mountain Union of $15.2 million and an increase in non-cash straight-line rents of $11.8 million primarily relating to the renewal of certain leases. As mentioned previously, approximately 95% of our site rental revenue is of a recurring nature.

General and administrative expenses for the nine months ended September 30, 2006 decreased by $1.8 million to 9.0% of total net revenues from 10.9% of total net revenues for the nine months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 included stock-based compensation expense of $4.3 million, which represents a decrease of $1.8 million from the nine months ended September 30, 2005. Stock-based compensation expense decreased from 2005 as a result of accelerated vesting in the third quarter of 2005 of shares of restricted common stock based on the performance of our stock. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount.

Adjusted EBITDA for the nine months ended September 30, 2006 increased by $62.5 million, or 25.7%, from the nine months ended September 30, 2005. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers. More specifically, site rental gross margins increased by $57.3 million, or 21.1%, to 69.8% of site rental revenues, for the nine months ended September 30, 2006 from $271.9 million, or 67.0% of site rental revenues, for the nine months ended September 30, 2005. The $57.3 million incremental margin represents 87.4% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for the nine months ended September 30, 2006 increased by $61.4 million, or 140.3%, from the nine months ended September 30, 2005. The increase in operating income is primarily driven by (1) the aforementioned $57.3 million increase in site rental gross margin and (2) the $5.9 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services, and by the aforementioned decrease in general and administrative expenses.

Net income (loss) for the nine months ended September 30, 2006 was an unfavorable reduction of $15.2 million from the nine months ended September 30, 2005. The change from net income to net loss is primarily driven by incremental interest expense of $73.6 million as a result of the $1.9 billion Tower Revenue Notes issued in June 2005 with a weighted average interest rate of 4.890% and borrowings under the 2005 and 2006 Credit Facility, partially offset by the $61.4 million increase in operating income.

CCAL

Three Months Ended September 30, 2006 and 2005

Total net revenues for the three months ended September 30, 2006 was virtually unchanged from the three months ended September 30, 2005, due to a decrease in the non-cash straight-line revenues of $1.0 million from the three months ended September 2005 offset by the growth in site revenues from new tenant additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations. Three 3G networks continue to be developed in Australia. Two of the networks are being built under significant joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia. In addition, Telstra has constructed the first phase of a new national 3G network to replace one of their existing networks. The Telstra network was launched commercially in October 2006. Each of the 3G networks has already utilized a number of our towers for their 3G deployment, and we expect more of our towers will be utilized by each of the networks in 2007.

Adjusted EBITDA for the three months ended September 30, 2006 increased by $0.6 million, or 8.4%, from the three months ended September 30, 2005. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $0.1 million, or 1.2%, to 66.5% of site rental revenues, for the three months ended September 30, 2006, from $8.1 million, or 65.3% of site rental revenues for the three months ended September 30, 2005.

Operating income (loss) for the three months ended September 30, 2006 improved by $0.3 million from the three months ended September 30, 2005. The improvement in the operating loss is primarily due to the $0.4 million decrease in asset write-down charges and by a decrease in general and administrative expenses of $0.2 million as a result of decreased employee related costs offset by a $0.5 million increase in depreciation, amortization and accretion.

Net income (loss) for the three months ended September 30, 2006 improved by $0.1 million from the three months ended September 30, 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating income (loss), partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between the three months ended September 30, 2006 and the three months ended September 30, 2005 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Quantitative and Qualitative Disclosures About Market Risk”.

Nine Months Ended September 30, 2006 and 2005

Total net revenues for the nine months ended September 30, 2006 increased by $2.8 million, or 6.7%, from the nine months ended September 30, 2005. This increase is primarily driven by growth in site rental revenues, which reflects the new tenant additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations that occurred during or after the first quarter of 2005. Our site rental revenues included a contractual payment of $2.1 million for each of the nine months ended September 30, 2005 and September 30, 2006 related to a fee for the shortfall in a contractually committed number of site licenses.

Adjusted EBITDA for the nine months ended September 30, 2006 increased by $4.5 million, or 26.3%, from the nine months ended September 30, 2005. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. More specifically, site rental gross margins increased by $3.8 million, or 16.8%, to 67.9% of site rental revenues, for the nine months ended September 30, 2006 from $22.6 million, or 62.7% of site rental revenues, for the nine months ended September 30, 2005. The $3.8 million incremental margin represents 133.5% of the related increase in site rental revenues, primarily reflecting an improvement in the costs to operate our towers.

Operating loss for the nine months ended September 30, 2006 improved by $3.5 million from the nine months ended September 30, 2005. The reduction in operating loss is primarily due to the $3.8 million increase in gross margin from site rental revenues, the $0.6 million decrease in asset write-down charges, offset by an increase in general and administrative expenses as a result of increased employee related costs, including additional stock-based compensation expense as a result of both the modification of (1) CCAL Share Option Scheme to enable employees to require CCAL to periodically settle vested shares and options in cash and (2) certain awards issued under the CCAL Share Option Scheme.

Net loss for the nine months ended September 30, 2006 improved by $2.5 million from the nine months ended September 30, 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating loss, partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between the nine months ended September 30, 2006 and the nine months ended September 30, 2005 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Quantitative and Qualitative Disclosures About Market Risk”.

Emerging Businesses

Three Months Ended September 30, 2006 and 2005

The operating loss and net loss of $2.6 million and Adjusted EBITDA of $(1.8) million for the three months ended September 30, 2006 consisted of the operating costs of Modeo, as Modeo continued to execute its network development plan, and the recognition of stock-based compensation expense related to the Modeo Plan adopted during the first quarter of 2006. In February 2006, the Modeo Plan was adopted, which authorized phantom equity option awards to be available for grant to employees of Modeo. The Company has issued 37,450 units (approximately a 3.745% equity interest). See note 10 to the consolidated financial statements.

Nine Months Ended September 30, 2006 and 2005

The operating loss and net loss of $6.9 million and Adjusted EBITDA of $(5.5) million for the nine months ended September 30, 2006 consisted of the operating costs of Modeo and the recognition of stock-based compensation expense related to the Modeo Plan.

Corporate Office and Other

Three Months Ended September 30, 2006 and 2005

General and administrative expenses for the three months ended September 30, 2006 decreased by $7.1 million, or 62.9%, from $11.2 million for the three months ended September 30, 2005. Stock based compensation expense for the three months ended September 30, 2006 totaled $1.6 million, a decrease of $5.0 million from the three months ended September 2005. Stock-based compensation expense decreased from 2005 as a result of accelerated vesting of shares of restricted common stock in the third quarter of 2005 based on the performance of our stock.

Adjusted EBITDA for the three months ended September 30, 2006 improved by $1.8 million, or 37.8%, from the three months ended September 30, 2005. Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions in 2005.

Net loss for the three months ended September 30, 2006 was $8.0 million, an improvement of $5.2 million from a loss of $13.2 million for the three months ended September 30, 2005, which included $2.7 million of losses from the early retirement of debt. The improvement was primarily due to the decrease in general and administrative expenses.

Nine Months Ended September 30, 2006 and 2005

General and administrative expenses for the nine months ended September 30, 2006 decreased by $6.1 million, or 28.3%, from $21.7 million for the nine months ended September 30, 2005. Stock based compensation expense for the nine months ended September 30, 2006 totaled $5.8 million a decrease of $2.6 million from the nine months ended September 2005. Stock-based compensation expense decreased from 2005 as a result of accelerated vesting of shares of restricted common stock in the third quarter of 2005 based on the performance of our stock.

Adjusted EBITDA for the nine months ended September 30, 2006 improved by $2.6 million, or 19.7%, from the nine months ended September 30, 2005. Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions in 2005.

Net loss for the nine months ended September 30, 2006 was $22.3 million, inclusive of $5.5 million of income from discontinued operations, an improvement of $359.5 million from a loss of $381.8 million for the nine months ended September 30, 2005, which included $283.8 million of losses from the early retirement of debt and $63.9 million of interest expense that primarily related to debt purchased or redeemed in the second and third quarters of 2005. The income from discontinued operations represents the reversal of liabilities previously established in conjunction with the sale of CCUK, as a result of the termination of related contingencies during the three months ended March 31, 2006.

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

Our goal is to maximize long-term net cash flow from operating activities and fund capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our pre-existing cash. However, due to risk factors, including those outlined below (see “Part II—Other Information—Item 1A. Risk Factors”), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash flow from operating activities, in addition to improving operating results, we have lowered interest rates on our debt through attractive refinancing opportunities. Additionally, we also anticipate refinancing our 2006 Credit Facility in January 2007 and our Tower Revenue Notes some time between our initial call date and the Anticipated Repayment Date (June 15, 2010). We have entered into interest rate swap agreements to further manage our interest rates in contemplation of those refinancings (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities”, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 4 to the Consolidated Financial Statements.).

Our long-term business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. During 2006, we expect that the majority of our discretionary investments will occur in connection with purchases of our common stock, strategic tower acquisitions, the addition of new tenants on our existing towers, purchases of land under our towers, selected new tower builds and, to a lesser extent, investments in adjacent businesses and Modeo. We may incur additional indebtedness on a discretionary basis to fund these investments. Our long-term business strategy may be influenced over the near term as a result of the debt and equity financing of the Global Signal Merger and the related commitment of time and expense to the execution of the integration of Global Signal’s business.

Liquidity Position

As of September 30, 2006, we had consolidated cash and cash equivalents of $66.1 million (exclusive of restricted cash of $93.7 million), consolidated long-term and short-term debt of $3.0 billion, consolidated redeemable preferred stock of $312.6 million and consolidated stockholders equity of $847.6 million. As of October 31, 2006, the Company had $250.0 million of available borrowings under the 2006 Credit Facility.

Operating Cash

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows), is as follows:

	Nine Months Ended September 30,
	2005	2006
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$108,738	$178,923

The net cash provided by operating activities increased by $70.2 million from the nine months ended September 30, 2005 due primarily to growth in our core site leasing and a decrease in cash interest paid. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments.

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

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows), is as follows:

	Nine Months Ended September 30,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2005	2006	2005	2006	2005	2006
	(In thousands of dollars)
CCUSA	$8,148	$5,451	$25,879	$46,713	$34,027	$52,164
CCAL	1,154	914	435	1,852	1,589	2,766
Emerging Businesses	49	89	3,089	24,907	3,138	24,996
Corporate Office and Other	45	—	—	—	45	—

Consolidated	$9,396	$6,454	$29,403	$73,472	$38,799	$79,926

For the nine months ended September 30, 2006, total capital expenditures increased $41.1 million, or 106.0%, from the nine months ended September 30, 2005. The increase in revenue generating capital expenditures is primarily related to:

(1)	a $21.8 million increase in capital expenditures by Emerging Business that is primarily attributable to the development of the Modeo network in New York City (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Modeo”); and

(2)	land purchases by CCUSA and CCAL of $15.2 million and $0.4 million, respectively, as a result of executing our program to either purchase the land on which our towers reside or renegotiate and extend the terms of ground leases, subleases and licenses related to our towers.

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

Acquisition of Mountain Union

On July 1, 2006, we acquired over 98% of the outstanding equity interests of Mountain Union for approximately $305 million and will have a right to call the remaining equity interests for approximately $5 million commencing on January 1, 2007. Mountain Union’s assets at closing included 474 completed tower sites, as well as 77 towers in various stages of development. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Purchases and Investments”.

Acquisition of Global Signal

On October 6, 2006, we entered into a definitive agreement to acquire Global Signal in a stock and cash transaction valued at approximately $5.8 billion including assumed debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Overview—Acquisition of Global Signal”.

Financing Activities

For the nine months ended September 30, 2005 and 2006, our net cash provided by (used for) financing activities was ($371.2) million and $204.0 million, respectively. These amounts for 2005 and 2006 are largely due to (1) financing transactions we have completed in an effort to simplify our capital structure at attractive rates while maintaining our targeted leverage ratio and (2) purchases of our own stock, as we continue to invest in opportunities we believe will drive long-term shareholder value. The following is a summary of the significant financing transactions completed in 2006:

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

Redemption of Notes

On August 1, 2006, we redeemed the outstanding 10 3/4% Senior Notes and 9 3/8% Senior Notes. We utilized approximately $12.7 million to redeem the $11.7 million in outstanding principal amount of the redeemed notes, including accrued interest of $0.6 million. The redemptions resulted in losses of $0.4 million.

Common Stock Activity

A summary of common stock activity for the nine months ended September 30, 2006 is a follows:

Nine Months Ended September 30, 2006
(In thousands)
Shares outstanding at beginning of period	214,189
Restricted stock awards granted	1,219
Common stock purchased	(15,867)
Stock options exercised	2,351
Other activity	(2)

Shares outstanding at end of period	201,890

During the nine months ended September 30, 2006, we purchased 15.9 million shares of common stock in public market transactions at an average price of $32.6 per share. We utilized $518.0 million to affect these purchases. We continually review our own equity securities as a potential investment option, and we may choose to continue purchases of our common stock in the future if market prices make such investments attractive in our judgment.

Interest Rate Swaps

We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. On March 1, 2006, we entered into the March 2006 Interest Rate Swaps, comprised of three five-year forward starting interest rate swap agreements with a combined notional amount of $1.9 billion, to fix our interest cash outflows, in contemplation of the expected future June 2010 refinancing of the $1.9 billion Tower Revenue Notes issued in June 2005. Through the June 2006 Interest Rate Swaps and the August 2006 Interest Rate Swaps we have effectively fixed the interest rate on $1.0 billion of borrowings in contemplation of the expected future refinancing of the 2006 Credit Facility issued in June 2006. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 4 to the consolidated financial statements.

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

Factors Affecting Sources of Liquidity

The factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants are:

(1)	financial performance,

(2)	levels of indebtedness; and

(3)	debt service requirements.

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

We have issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower site land leases and certain other contractual obligations. The letters of credit were issued through our lenders in amounts aggregating $5.3 million and expire on various dates through October 2007.

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

Accounting and Reporting Matters

Critical Accounting Policies

Our critical accounting policies are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies as of December 31, 2005 are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements for the year ended December 31, 2005 contained in the Form 10-K. We have reviewed our policies and determined that the policies in place for the year ended December 31, 2005 remain critical accounting policies for the three months ended September 30, 2006.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R), FSP 123(R)-1, FSP 123(R)-2, FSP 123(R)-3, FSP 123(R)-4, and FSP 123(R)-5 (collectively, “FSP’s”). The FSP’s clarify certain accounting provisions set forth in SFAS 123(R). The adoption of SFAS 123(R) and the FSP’s will increase our stock-based compensation expense by approximately $0.5 million for the year ending December 31, 2006.

In March 2005, the SEC staff issued SAB 107 to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

In March 2005, the FASB issued FIN 47. We adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13.9 million for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4.9 million, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9.0 million. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on our consolidated statement of operations and comprehensive income (loss)) amounted to $1.1 million for the nine months ended September 30, 2006. At September 30, 2006, liabilities for contingent retirement obligations amounted to $18.2 million.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. We will adopt FIN 48 on January 1, 2007. The adoption of FIN 48 should not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective in the beginning of our 2008 fiscal year. We are evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. We adopted SAB 108 as of September 30, 2006.

Upon initial application of SAB 108, we evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” approach using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, we corrected the cumulative errors in our accounting for equity-based compensation for periods prior to January 1, 2006 in accordance with the transitional guidance in SAB 108 by recording a non-cash offsetting cumulative effect adjustment of $84.0 million within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. These errors would not have affected our historical revenues, Adjusted EBITDA or compliance with our debt covenants. See notes 1 and 2 to our consolidated financial statements for a further discussion.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•	it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is the primary measure of profit and loss used by our management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

•	although specific definitions may vary, it is widely used in the wireless tower sector to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•	we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including preparation of our annual operating budget; and

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in interest rates, foreign currency exchange rates and equity security prices, which may adversely affect our results of operations and financial position. In attempting to minimize the risks or costs associated with such activities, we seek to manage exposure to changes in interest rates and foreign currency exchange rates where economically prudent to do so.

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of September 30, 2006, we had $1.0 billion of floating rate indebtedness, or approximately 33.7% of total debt. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve month period would increase our interest expense by approximately $10.0 million, without consideration of the impact of the interest rate swaps described below.

Through the June 2006 Interest Rate Swaps and the August 2006 Interest Rate Swaps we have effectively fixed the interest rate on $1.0 billion of borrowings in contemplation of the expected future refinancing of the 2006 Credit Facility issued in June 2006. Through the March 2006 Interest Rate Swaps, we have effectively fixed the interest rate on $1.9 billion of borrowings through June 2015. In June 2006, we terminated the January 2006 Interest Rate Swaps and recorded $5.5 million in accumulated other comprehensive income, which will be reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the expected future refinancing of the 2006 Credit Facility impacts earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Interest Rate Swaps” and note 4 to the consolidated financial statements.

The following tables provide information about our market risk related to changes in interest rates. The future minimum principal payment obligations and weighted-average interest rates on our existing long-term debt are presented as of September 30, 2006. The forward starting interest rate swaps are presented as of September 30, 2006.

	Future Minimum Principal Payment Obligations by Expected Year of Maturity
	Interest Rate	Outstanding Balance	2007	2008	2009	2010	2011	Thereafter
	(In thousands of dollars)
Fixed rate debt:
Tower Asset Notes (a)	4.89%	$1,900,000	$—	$—	$—	$1,900,000	$—	$—
4% Convertible Senior Notes	4.00%	63,864	—	—	—	63,864	—	—
7.5% Senior Notes	7.50%	51	—	—	—	—	—	51

Total fixed rate debt	4.85%	$1,963,915	$—	$—	$—	$1,963,864	$—	$51

Variable rate debt:

2006 Credit Facility (b)	7.65%	$1,000,000	$10,000	$10,000	$10,000	$10,000	$10,000	$945,000

Total debt	5.79%	$2,963,915	$10,000	$10,000	$10,000	$1,973,864	$10,000	$945,051

(a)	Tower Revenue Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date in June 2010.
(b)	The interest rate of 7.65% for the 2006 Credit Facility represents the rate in effect through December 12, 2006.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at September 30, 2006	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$(673)	June 2010	June 2015	5.18%	LIBOR
June 2006 Interest Rate Swaps	250,000	(5,341)	January 2007	January 2012	5.464%	LIBOR
August 2006 Interest Rate Swaps	750,000	(8,306)	January 2007	January 2012	5.227%	LIBOR

Total	$2,900,000	$(14,320)

Foreign Currency Risk

The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks and do not currently believe that foreign currency exchange risk is significant to our operations. The average monthly exchange rate used to translate the year to date September 30, 2005 financial statements for CCAL fluctuated between a low of 0.7353 and a high of 0.7848. The average monthly exchange rate used to translate the year to date September 30, 2006 financial statements for CCAL fluctuated between a low of 0.7266 and a high of 0.7639.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of September 30, 2006, a 20% hypothetical adverse change in the equity price would result in an approximate $49.8 million decrease in the fair value of our available-for-sale equity investments with an offsetting adjustment to accumulated other comprehensive income. See note 3 to our consolidated financial statements.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth above under note 8 in the consolidated financial statements in Part 1—Financial Information, Item 1—Financial Statements is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In connection with your review of the information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and our other filings with the SEC. In addition to the factors discussed in our annual report on Form 10-K, additional risks and uncertainties related to contemplated Global Signal Merger should be considered including those discussed below.

The assets of Global Signal to be acquired in the merger may not perform as expected, which could have an adverse effect on the business, financial condition or results of operations of the combined company.

In evaluating the anticipated benefits of a potential transaction with Global Signal, we performed due diligence on Global Signal’s tower portfolio and other assets to be acquired in the merger, which due diligence included, among other things, analyzing tower locations, visiting select tower sites, evaluating radio frequency information, and evaluating potential carrier customer demand. The results of this due diligence were used to support assumptions that were made by us in creating financial models to evaluate the potential future performance of Global Signal’s assets and the combined company. There can be no assurances, however, that the towers and other assets of Global Signal will perform as expected by us based on its due diligence and provide the combined company with the benefits that have been anticipated. A variety of factors could cause these assets not to provide such benefits, including, among other things:

•	the inability to procure additional ground space at existing tower locations;

•	local and state restrictions on the ability to modify such towers; and

•	latent structural weaknesses associated with such towers and the related cost of repairing, reinforcing or upgrading them.

If Global Signal’s assets fail to perform as expected or the combined company fails to otherwise realize the anticipated benefits of Global Signal’s assets for these or other reasons, the business, financial condition or results of operations of the combined company could be adversely affected.

The Global Signal Merger is subject to waiting periods, and the receipt of consents and approvals from, or challenge by, various governmental entities, which may impose conditions on, jeopardize or delay consummation of, or reduce the anticipated benefits of the merger.

Completion of the merger is conditioned upon the receipt of any material governmental consents and approvals, including (i) the review of the transactions related to the merger by the Antitrust Division of the Department of Justice (“DOJ”) and the Federal Trade Commission (“FTC”), and the expiration or termination of the applicable statutory waiting period, and any extension thereof, under the Hart Scott Rodino Act of 1976 and (ii) approval by the FCC of any transfer to the surviving company of control over FCC licenses currently held or controlled by Global Signal.

At any time before or after the effective time of the merger, the DOJ, the FTC or others (including states and private parties) could take action under the antitrust laws, including seeking to prevent the merger, to rescind the merger or to conditionally approve the merger upon the divestiture of assets. There can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if a challenge is made, that it would not be successful.

These consents and approvals may impose conditions on, or require divestitures relating to, either or both of our or Global Signal’s divisions, operations or assets that could have an adverse effect on us or the combined company. These conditions or divestitures may jeopardize or delay completion of the merger or may reduce the anticipated benefits of the merger. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied. In addition, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement.

The Global Signal Merger is subject to certain conditions to closing that could result in the merger being delayed or not consummated, which could negatively impact our stock price and future business and operations.

Failure to consummate the merger could negatively impact our stock price and future business and operations. The merger is subject to customary conditions to closing, as set forth in the merger agreement. If any of the conditions to the merger is not satisfied or, where waiver is permissible, not waived, the merger will not be consummated. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could adversely affect the future businesses, growth, revenues and results of operations of either or both of the companies or the combined company. We can make no assurances that the merger will be consummated, that there will not be a delay in the consummation of the merger, that the merger will be consummated on the terms contemplated by the merger agreement or that the benefits of the merger will be the same as those anticipated.

Whether or not the Global Signal Merger is consummated, the announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our businesses and financial results.

Whether or not the merger is consummated, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our business. Among other things:

•	the business combination of Global Signal and us may disrupt business relationships with current customers, who may delay or defer decisions about current and future agreements with us because of the pending merger;

•	our current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees; and

•	the attention of our management may be directed from business operations toward the consummation of the merger.

These disruptions could be exacerbated by a delay in the consummation of the merger or termination of the merger agreement and could have an adverse effect on our business and financial results if the merger is not consummated or the business and financial results of the combined company if the merger is consummated.

If the Global Signal Merger is not consummated, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.

We have incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our attorneys, accountants and financial advisors. In addition, we have diverted significant management resources in an effort to consummate the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not consummated, we will have incurred significant costs, including the diversion of management resources, from which we will have received little or no benefit. Also, if the merger is not consummated under certain circumstances specified in the merger agreement, Global Signal or we may be required to pay the other party a termination fee of $139.0 million.

In addition, if the merger is not consummated, we may experience negative reactions from the financial markets and our collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of our common stock and/or our financial results and operations.

The integration of Global Signal following the Global Signal Merger is expected to result in substantial expenses and may present significant challenges.

We may face significant challenges in combining Global Signal’s operations in a timely and efficient manner and retaining key Global Signal personnel. This integration will be complex and time-consuming. The failure to successfully integrate Global Signal’s business and to manage the challenges presented by the integration process successfully, including the retention of key Global Signal personnel, may result in the combined company and its stockholders not achieving the anticipated potential benefits of the merger.

Achieving the benefits of the merger will depend in part on the integration of Global Signal’s operations, wireless communications tower portfolio and personnel in a timely and efficient manner and the ability of the combined company to realize the anticipated synergies from this integration. This integration may be difficult and unpredictable for many reasons, including, among others, the size of Global Signal’s wireless communications tower portfolio and because our and Global Signal’s internal systems and processes were developed without regard to such integration. Successful integration of Global Signal also requires coordination of different personnel, which may be difficult and unpredictable because of possible cultural conflicts and differences in policies, procedures and operations between the companies and the different geographical locations of the companies and their assets. If the integration is not successful, the combined company might not realize the expected benefits of the merger, which could adversely affect the combined company’s business and the value of our common stock after the merger.

We may incur substantial expenses in connection with the integration of the business, policies, procedures, operations and systems of Global Signal. There are a large number of systems that must be integrated, including management information, accounting and finance, sales, billing, payroll and benefits, lease administration systems and regulatory compliance.

Although we expect that the realization of efficiencies related to the integration of the Global Signal business may offset incremental transaction, merger-related and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, and there are a number of factors, some of which are beyond the combined company’s control, that could affect the total amount or the timing of all of the expected integration expenses.

The issuance of shares of our common stock in conjunction with the Global Signal Merger will dilute the aggregate voting power of current stockholders.

If it is completed, the merger will dilute the ownership position of our current stockholders. Based on the number of shares of Global Signal common stock outstanding and the number of shares of our common stock outstanding, in each case on a fully-diluted basis, as of October 31, 2006, and depending on the aggregate amount of cash consideration that Global Signal stockholders elect to receive in the merger, a maximum of approximately 114.8 million, and a minimum of approximately 98.9 million, shares of Crown Castle common stock, on a fully-diluted basis, will be issued in the merger. Immediately after the merger, Global Signal stockholders will own between approximately 33% and 36% including Global Signal options and warrants, and Crown Castle stockholders will own between approximately 64% and 67% of the then outstanding shares of Crown Castle common stock on a basic basis. On a fully-diluted basis, Global Signal stockholders will own between approximately 31% and 34%, and Crown Castle stockholders will own between approximately 66% and 69% of the then-outstanding shares of Crown Castle common stock, in each case on a fully-diluted basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006 (1)	5,197,000	$34.2	—	—
August 1 – August 31, 2006	—	$—	—	—
September 1 – September 30, 2006	—	$—	—	—

Total	5,197,000		—	—

(1)	In July 2006, we purchased 5,197,000 shares of common stock in public market transactions. We utilized approximately $177,860,000 to affect these purchases. We may elect to make similar purchases of our common stock in the future.

ITEM 6. EXHIBITS

Description:

11.1	Computation of Net Loss Per Common Share

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: November 3, 2006	By:	/s/ W. Benjamin Moreland
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2006	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)