Form 10-K
period 2006-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2007-02-28
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,235 million as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $34.54 per share.

Applicable Only to Corporate Registrants

As of February 20, 2007, there were 282,778,796 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the Securities and Exchange Commission (“SEC”). Such statements include, plans, projections and estimates contained in “Business”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Risk Factors” herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K refer to Crown Castle International Corp. and its subsidiaries as of December 31, 2006 and exclude Global Signal Inc. (“Global Signal”). Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment as of December 31, 2006 and exclude Global Signal.

Item 1. Business

Overview

We own, operate and lease towers and other communication structures, including certain rooftop installations (collectively, “towers”), for wireless communications (see “Item 2. Properties”). We engage in such activities through a variety of structures, including subleasing and management arrangements. We also provide certain network services relating to our towers on a limited basis for our customers, including antenna installations and subsequent augmentation, network design and site selection, site acquisition, site development and other services.

As of December 31, 2006, after giving effect to the merger (“Global Signal Merger”) of Global Signal into a wholly-owned subsidiary of ours in January 2007 (“Post-Merger”), we owned, leased or managed 23,661 towers (see “Item 1. Business—Global Signal Merger”). Post-Merger, we have the most towers in the United States (“U.S.”) of any wireless tower company, with approximately 21,700 towers, exclusive of rooftop installations. In addition, we have 1,387 towers in Australia and the remainder of our towers are located in Puerto Rico and Canada. As of December 31, 2006, Post-Merger, we also owned, leased or had easements on 280 land sites for towers owned by third parties which are located in the U.S. and the United Kingdom (“U.K.”). Our customers currently include many of the world’s major wireless communications companies, including Sprint Nextel Corp. (“Sprint Nextel”), AT&T (formerly Cingular Wireless), Verizon Wireless, T-Mobile, Alltel, SingTel Optus (“Optus”) and Vodafone Australia.

As of December 31, 2006, Post-Merger, we own in fee or have permanent or long-term easements in the land and other properties (collectively “land”) on which 3,930 of our towers reside, and we lease, sublease or license the land on which 18,994 of our towers reside. In addition, as of December 31, 2006, Post-Merger, we managed 737 towers owned by third parties where we had the right to market space on the tower or where we had sublease arrangements with the tower owner.

Our core business is the leasing (including via licensing) of antenna space on our towers that can accommodate multiple tenants (“co-location”). Our site rental leasing revenues are derived from this core business. Typically, these revenues result from long-term (five to 10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year in excess of 90% of our site rental revenue, excluding acquisitions, has been contracted for in a prior year.

Our tower portfolio consists primarily of towers in various metropolitan areas. As of December 31, 2006, Post-Merger, approximately 55% of our U.S. and Puerto Rico towers were located in the 50 largest basic trading areas, or “BTAs”, in the U.S. and Puerto Rico, and approximately 72% of such towers were located in the 100 largest BTAs. See “Item 1. Business—The Company—CCUSA.” Through our Australia tower portfolio we have a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth. See “Item 1. Business—The Company—CCAL.”

We believe our towers are attractive to a diverse range of wireless communications industries, including cellular, personal communications services (“PCS”), enhanced specialized mobile radio (“ESMR”), third generation (“3G”), wireless data, paging, fixed point-to-point radio, and point to multipoint broadcasting (such as radio and television broadcasting). In the U.S. our major customers include Sprint Nextel, AT&T (formerly Cingular Wireless), Verizon Wireless, T-Mobile and Alltel. Our principal customers in Australia are Optus, Vodafone Australia, Hutchison and Telstra.

In addition to our tower portfolios, we also have invested in adjacent businesses that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or complement our core tower rental business, as evidenced by our investments in Modeo and FiberTower (NASDAQ: FTWR).

Strategy

Our strategy is to increase our recurring revenue and cash flow by leasing space on our towers to wireless companies and, where appropriate, to continue to build, acquire and operate towers and wireless infrastructure, through opportunities created by:

•	the need for existing wireless carriers to expand coverage and improve network capacity;

•	the introduction of new wireless technologies, including 3G and wireless data technology;

•	the additional demand for towers and wireless infrastructure created by new entrants into the wireless communications industry;

•	our development of adjacent businesses which complement our existing businesses and assets; and

•	the transfer to third parties, or outsourcing, of tower ownership and management by our customers.

We believe our strategy is consistent with our mission to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The key elements of our strategy, which leverages our experience in expanding, marketing and operating our portfolio of towers, are to:

•

Grow Revenue Organically. We are seeking to increase the utilization of our towers by increasing the number of antenna leases on our towers. Our towers generally have capacity available for additional antenna space rental. We believe there is demand for such co-location capacity both from existing wireless carriers and new wireless carriers. We seek to assist our customers in solving their coverage or capacity gaps through our four-point-value proposition (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview”). We intend to continue to use targeted sales and marketing techniques to lease space and increase the investment return on our towers.

•

Grow Margins and Operating Cash Flow. We are seeking to maximize operating cash flow by taking advantage of the potential for operating margin expansion afforded by the relatively fixed nature of the operating costs associated with our site rental business. The majority of the operating costs of our site rental business consist of ground lease expense, property taxes, repairs and maintenance, utilities and salaries, which tend to escalate at approximately the rate of inflation. Consequently, if increased utilization of tower capacity is achieved at low incremental cost, our site rental business should experience operating margin expansion and result in growth in operating cash flow.

•

Allocate Capital Efficiently. We are focused on the efficient utilization of capital. We may seek to enhance or expand our existing portfolio of towers through (1) the selective acquisition or build of strategically located towers that satisfy certain investment criteria and are complementary to our tower portfolio, (2) the acquisition of real property interests in the land on which our towers are located or (3) the enhancement of our existing towers. With respect to tower and site acquisitions, such transactions may include acquisitions of towers from major wireless carriers or other tower companies through direct acquisitions, tower exchanges, joint ventures, mergers or other means, as evidenced by the Global Signal Merger. With respect to tower builds and structural enhancements, we may selectively build new towers and structurally enhance our existing towers for customers as they expand and fill in their service areas and deploy new technologies requiring additional antenna space. Our decisions to invest additional capital in structural enhancements and selective acquisitions or build activities are generally based upon whether such investments exhibit sufficient co-location revenue potential to achieve acceptable risk-adjusted returns. From time to time, we may sell or exchange certain of our towers or other assets as opportunities arise. In addition, we have used, and may continue to use, some of our capital to acquire our debt and equity securities when such acquisitions appear economically viable and capital efficient.

•

Extend Revenue by Leveraging our Existing Expertise. We are seeking to extend the products and services we offer beyond the leasing of space on our towers to other potentially shareable activities, such as distributed antenna systems (“DAS”), antenna and base station maintenance, shared antennas, shared radio spectrum, shared point-to-point radio backhaul and network maintenance and monitoring. We believe these opportunities would leverage our experience in engineering, deploying, owning, managing and operating our extensive portfolio of towers and our strong customer relationships. We believe many of these opportunities are consistent with our four-point-value proposition to assist our customers in solving their coverage and capacity gaps, as discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Overview”. Further, we are pursuing other strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our existing assets and expertise, as evidenced by our investments in Modeo and FiberTower. See “Item 1. Business—The Company—Emerging Businesses”.

2006 Highlights and Recent Developments

During 2006, we engaged in a number of significant activities consistent with our strategy, including entering into a definitive agreement to acquire Global Signal, the purchase of shares of our common stock (“common stock”), the refinancing and issuance of indebtedness and the acquisition of Mountain Union Telecom, LLC (“Mountain Union”). The Global Signal Merger is discussed below under “Item 1. Business—Global Signal Merger.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Overview” for a summary description of the highlights of such other activities occurring in 2006 and the beginning of 2007.

Global Signal Merger

On October 5, 2006, we entered into a definitive agreement (“Merger Agreement”) which contemplated the merger of Global Signal into a wholly-owned subsidiary of ours. Global Signal operated 10,749 towers, primarily concentrated in the southwestern, midwestern, Pacific coast and northeastern regions of the U.S. Pursuant to the Merger Agreement, on January 12, 2007, Global Signal was merged with and into a wholly-owned subsidiary of ours, in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal entities acquired. As a result of the completion of Global Signal Merger, we issued approximately 98.1 million shares of common stock and paid the maximum $550.0 million in cash (“Cash Consideration”) to the stockholders of Global Signal and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to Global Signal warrants. Pursuant to the Merger Agreement, Global Signal common stockholders were entitled to convert each share of Global Signal common stock into 1.61 shares of our common stock or, alternatively, could elect to receive cash in the amount of $55.95 per Global Signal share. Following the Global Signal Merger, the former Global Signal stockholders owned approximately 32.7% of our outstanding shares. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Current Year Highlights and Recent Developments,” “Item 1A. Risk Factors” and “Item 1. Business—The Company—CCUSA.”

Upon closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion (all of which remained outstanding as obligations of the Global Signal entities we acquired) having a structure similar to the $1.9 billion in notes issued through certain of our subsidiaries in June 2005 (“2005 Tower Revenue Notes”) and the $1.55 billion in notes issued through certain of our subsidiaries in November 2006 (“2006 Tower Revenue Notes”). As a result, we have significantly increased our interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Global Signal revenues, cost of operations and gross margins for 2006 were approximately $500 million (unaudited), $225 million (unaudited) and $275 million (unaudited), respectively. We entered into the Global Signal Merger primarily because of the growth opportunities we anticipate the Global Signal tower portfolio will provide, including through the leveraging of our management team and customer service across an enhanced national footprint. We believe the anticipated opportunities for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wireline replacement and next generation network builds. See “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations-General Overview-Overview.” Secondarily, we believe there will be synergistic opportunities provided by the Global Signal Merger. In 2007, as a result of the Global Signal Merger, we do expect a substantial increase in our general and administrative expenses from 2006, but we also anticipate a decrease in general and administrative expenses as a percentage of revenue. We also expect to incur a substantial amount of costs to integrate Global Signal into our internal control structure and operations.

Stockholders Agreement. Concurrently with the execution of the Merger Agreement, we entered into a stockholders agreement (“Stockholders Agreement”) with (1) certain investment funds affiliated with Fortress Investment Group LLC (collectively, “Fortress”), (2) Greenhill Capital Partners, L.P. and certain of its related partnerships (collectively, “Greenhill”), and (3) Abrams Capital Partners II, L.P. and certain of its related partnerships (collectively, “Abrams Capital”, and together with Fortress and Greenhill, the “Global Signal Significant Stockholders”). Pursuant to the Stockholders Agreement, we have filed an automatic shelf registration statement with the SEC registering certain shares of our common stock received by the Global Signal Significant Stockholders in the merger (“Merger Shares”). In addition, pursuant to the Stockholders Agreement, the Global Signal Significant Stockholders (and certain of their affiliates) (1) have a limited number of demands for us to register their Merger Shares and (2) will be able to have their respective Merger Shares registered whenever we propose to register our equity securities.

In lieu of Global Signal Significant Stockholders’ right to require us to conduct a marketed secondary offering of certain of their Merger Shares within 90 days after the merger, on January 19, 2007, we entered into a stock purchase agreement with the Global Signal Significant Stockholders, pursuant to which we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders (“January 2007 Stock Purchase”). See “Item 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Current Year Highlights and Recent Developments.”

As required by the Stockholders Agreement, we have appointed a representative of each of the Global Signal Significant Stockholders to our board of directors (“Board of Directors”). Wesley R. Edens, Robert H. Niehaus and David C. Abrams were appointed to the Board of Directors as representatives of Fortress, Greenhill and Abrams Capital, respectively. Each Global Signal Stockholder has a one-time right to re-nominate its designated director (or another individual reasonably acceptable to us) if such Global Signal Stockholder owns more than 3.0% of the outstanding shares of our common stock at the time of such re-nomination.

The Company

We operate our business primarily in the U.S. (including Puerto Rico) and Australia, with limited additional operations in Canada and the U. K. We conduct our operations principally through subsidiaries of Crown Castle Operating Company (“CCOC”), including (1) certain subsidiaries which operate our tower portfolios in the U.S., Puerto Rico and Canada (referred to as “CCUSA”) and (2) a joint venture in which we have a 77.6% interest that operates our Australia tower portfolio (referred to as “CCAL”). For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 16 to our consolidated financial statements and the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

CCUSA

Overview

The primary business of CCUSA is the leasing of antenna space on multiple-tenant towers to a variety of customers under long-term leases. Supporting our competitive position in the site rental business, we offer our customers certain network services relating to our towers, including antenna installations and other services.

At December 31, 2006, Post-Merger, CCUSA owned, leased or managed 22,274 towers including rooftop installations. Although we own, lease or manage 252 towers located in Puerto Rico and Canada that are included in CCUSA, our towers are primarily located throughout the U.S. The U.S. towers are located predominantly in the northeast, southeast, midwest, southwest and Pacific coast regions of the U.S. Most of our towers were acquired through transactions consummated within the past eight years, including through transactions with Global Signal, Bell Atlantic Mobile and GTE Wireless (both now part of Verizon Wireless), BellSouth Mobility and BellSouth DCS (both now part of AT&T (formerly Cingular Wireless)) and Powertel (now a part of T-Mobile).

Through the Global Signal Merger, which closed on January 12, 2007, we acquired 10,749 towers which are located primarily in the U.S. Of the 10,749 towers Global Signal operated and which we now operate, 6,553 towers (“Sprint Towers”) are to be leased or operated for a period of 32 years (through May 2037) under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain subsidiaries of Sprint Corporation entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, Post-Merger, we have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. Post-Merger, we are entitled to all revenue from the Sprint Towers during the term of the Sprint Master Leases, including amounts payable under existing leases with third parties. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period of 10 years. At the closing of the Global Signal Merger, the Sprint Master Leases remained effective as an asset and commitment of the Global Signal entities we acquired.

Prior to the Global Signal Merger, our communication towers were primarily acquired in transactions beginning in 1998 through 2000, including the following transactions:

Acquisition	Transaction Closing Dates	No. of Current Communication Towers	Primary Tower Locations
Bell Atlantic Mobile	March 1999	2,020	Eastern, Southwestern U.S.
GTE Wireless	January – September 2000 (a)	2,881	Eastern, Midwestern, Southwestern and Pacific Coast areas of the U.S.
Bell South Mobility and Bell South DCS	June 1999 – December 2000(b)	3,046	Southeastern and Midwestern U.S.
Powertel	June 1999	675	Southeastern U.S.
Trintel Communications Inc.	August 2005	467	Midwestern U.S.
Mountain Union Telecom, LLC	July 2006	474(c)	Puerto Rico and Southern U.S.

(a)	The towers from GTE wireless were acquired in tranches from January 2000 through September 2000.
(b)	The towers from Bell South Mobility and Bell South DCS were acquired in tranches from June 1999 through December 2000.
(c)	The tower count is exclusive of 77 towers in various stages of development as of July 2006.

We plan to continue to structurally enhance our existing towers and selectively build or acquire strategically located towers which meet certain economic criteria on a limited basis. To reduce risk and speculation, in connection with building towers, we generally look for towers with multiple tenant demand and obtain lease commitments from customers prior to building such towers. Further, the towers are constructed to accommodate multiple tenants in order to obviate the need for later structural enhancement, saving capital and time for our customers.

Site Rental

CCUSA rents antenna space on its towers to a variety of carriers operating cellular, PCS, ESMR, 3G, wireless data services, paging and other networks. The number of antennae that our towers can accommodate varies depending on the tower’s location, height and structural capacity.

We generally receive monthly rental payments from customers, payable under site leases. The new leases at CCUSA recently entered into by us typically have original terms of seven to 10 years (with three or four optional renewal periods of five years each) and provide for annual price increases based upon a consumer price index, a fixed percentage or a combination thereof. The lease agreements with our customers relating to tower network acquisitions generally have an original term of 10 years, with multiple renewal options, each typically ranging from five to 10 years. We have existing master lease agreements with most major wireless carriers, including Sprint Nextel,

AT&T (formerly Cingular Wireless), Verizon Wireless, and T-Mobile, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

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

Network Services

We also provide network services, on a limited basis, primarily relating to our towers for our customers. Our service offering consists of antenna installations and subsequent augmentation, network design and site selection, site acquisition, site development and other services.

Customers

In both the CCUSA site rental and network services businesses, we work with a number of customers in a variety of businesses including cellular, PCS, ESMR, 3G, wireless data services and paging. We work extensively with large national wireless carriers such as Sprint Nextel, AT&T (formerly Cingular Wireless), Verizon Wireless, and T-Mobile. For the year ended December 31, 2006, these four carriers, accounted for approximately 72.7% of CCUSA’s revenues and 67.2% of our consolidated revenues, with Sprint Nextel, AT&T (formerly Cingular Wireless), Verizon Wireless, and T-Mobile accounting for 16.0%, 25.4%, 22.0%, and 9.3%, respectively, of CCUSA’s revenues and 14.8%, 23.5%, 20.3%, and 8.6%, respectively, of our consolidated revenues. For the year ended December 31, 2006, on a pro forma basis as if the Global Signal Merger was completed January 1, 2006, approximately 68.3% of our total combined revenues was derived from Sprint Nextel, AT&T (formerly Cingular Wireless), Verizon Wireless, and T-Mobile, with such customers representing 24.2%, 20.4%, 15.3%, and 8.4% of our combined consolidated revenues, respectively. No other single customer of CCUSA accounted for more than 10.0% of our 2006 consolidated revenues. See “Item 1A. Risk Factors—A Substantial Portion of Our Revenues is Derived From a Small Number of Customers.”

Sales and Marketing

The CCUSA sales organization markets our towers within the wireless telecommunications industry. We seek to become the preferred independent tower provider for our customers. We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions and network services. Information about carriers’ existing location of antenna space, leases, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. In addition, we have developed patented property management tools and software which allow us to estimate site leasing demand with greater speed and accuracy. Through these and other tools we have developed, we seek to determine “potential demand” for our towers, allowing for proactive discussions with our carrier customers regarding these towers and the timing of their demand.

A team of national account directors maintains our relationships with our largest customers. These directors work to develop new tower leasing opportunities, network services contracts and site management opportunities, as well as to ensure that customers’ tower needs are efficiently translated into new leases on our towers.

Sales personnel in our area offices develop and maintain local relationships with carriers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. We target numerous types of customers, including cellular, PCS, ESMR, 3G, wireless data, paging and government agencies. Our objective is to lease space on existing towers and pre-sell capacity on our new towers prior to construction.

In addition to our full-time sales and marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.

Competition

CCUSA competes with other independent tower owners which also provide site rental and network services; wireless carriers which build, own and operate their own tower networks; broadcasters with respect to their broadcast towers; building owners that lease antenna space on rooftop sites; and other potential competitors, such as utilities and outdoor advertisers, some of which actively participate in the site rental industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, deployment speed, capacity, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Some of the larger independent tower companies with which CCUSA competes in the U.S. include American Tower Corporation, SBA Communications Corporation and Global Tower Partners. Significant additional site rental competition comes from the leasing of rooftops, utility structures and other alternative sites for antennas.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that carriers base their decisions on the outsourcing of network services on criteria such as a company’s experience, track record, local reputation, price and time for completion of a project. See “Item 1A. Risk Factors—We Operate Our Business In a Competitive Industry and Some of Our Competitors Have Significantly More Resources or Less Debt Than We Do.”

CCAL

Our primary business in Australia is the leasing of antenna space on towers to our customers. CCAL, a joint venture which is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited, is our principal Australian operating subsidiary. CCAL is the largest independent tower operator in Australia. As of December 31, 2006, CCAL had 1,387 towers, with a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth.

For the year ended December 31, 2006, CCAL comprised 7.6% of our consolidated revenues. CCAL’s principal customers are Optus, Vodafone Australia, Hutchison and Telstra. For the year ended December 31, 2006, these four carriers accounted for approximately 94.4% of CCAL’s revenues, with Vodafone Australia and Optus accounting for 34.5% and 34.1%, respectively. See “Item 1A. Risk Factors—A Substantial Portion of Our Revenues is Derived From a Small Number of Customers.”

The majority of CCAL towers were acquired from Optus and Vodafone Australia in 2000 and 2001, respectively. In connection with these transactions, Optus agreed to lease space on the former Optus towers for an initial term of 15 years, and Vodafone Australia agreed to lease space on the former Vodafone Australia towers for an initial rent free term of 10 years.

In Australia, CCAL competes with wireless carriers, which own and operate their own tower networks; service companies that provide site maintenance and property management services; and other site owners, such as broadcasters and building owners. The two other significant tower owners in Australia are Broadcast Australia and Telstra. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting the leasing of a site.

Several 3G networks continue to be developed in Australia. Two metropolitan networks are being built by joint ventures between Hutchison and Telstra and between Optus and Vodafone Australia, respectively. In addition, Telstra has constructed the first phase of a new national 3G network, which is currently not shared with Hutchison, to replace one of its existing networks. The Telstra network was launched commercially in October 2006. Each of the 3G networks has already utilized a number of our towers in connection with its deployment, and we expect more of our towers will be utilized by each of the networks in 2007. In addition, Optus recently announced plans to provide nationwide 3G coverage with deployment commencing in 2007. Unwired Australia and Personal Broadband Australia also continued their deployment of broadband wireless networks (providing high speed internet services to consumers) in 2006, which are currently operating in key metropolitan markets.

Emerging Businesses

We have pursued and are currently pursuing other strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. Such emerging adjacent businesses currently consist of Modeo.

Modeo was formed in 2004 to explore a potential offering of live digital television and audio broadcast and podcasting to mobile devices, such as wireless phones. Modeo plans to offer this service as a wholesale network provider, utilizing the spectrum under our 1670-1675 MHz U.S. nationwide spectrum license (having an initial term of 10 years), which we acquired in 2003 through a Federal Communications Commission (“FCC”) auction. Modeo broadcasts its service using the Digital Video Broadcast to Handheld (“DVB-H”) standard, the open standard for the broadcast of digital television to mobile devices. Modeo has had no revenues since inception.

During 2006, Modeo completed the development of a commercial grade mobile television DVB-H network in New York City. In December 2006, Modeo launched a live, commercial quality mobile television beta service in New York City that includes live video content from leading network programmers as well as streaming audio content. Modeo plans to stage its New York beta activities in phases throughout the first and second quarters of 2007, which will include establishing a formal beta test group. After we have received and evaluated the feedback from these beta activities, we will review and evaluate our options for expanding the Modeo network beyond New York City. We continue to evaluate the potential options for funding the build out of the Modeo network beyond New York City, which include: non-recourse debt secured by our 1670-1675 MHz spectrum license, equity investors in Modeo, joint venture proposals, proposals to sell a controlling interest in Modeo along with a combination of the above.

Many other companies, some with significantly greater resources than us, offer or plan to offer video and audio content to wireless handsets and other mobile devices. Although Modeo’s planned services are not yet commercially available, Modeo competes with these other offerings in bringing its service to commercial availability. If and when Modeo’s planned service becomes commercially available, Modeo will compete with these offerings to capture potential subscribers and market share. In particular, Qualcomm has announced that it is currently developing a multicast digital video service, marketed under the brand name MediaFLO. Verizon Wireless and AT&T (formerly Cingular Wireless) have announced that they plan to offer their customers mobile video services over the MediaFLO network. In addition, Modeo may face competition from other companies offering podcasting and alternate methods of distributing video and audio to handheld devices. See “Item 1A. Risk Factors—Modeo’s Business Has Certain Risk Factors Different from our Core Tower Business, Including an Unproven Business Model.”

Employees

At February 20, 2007, we employed approximately 1,160 people worldwide, inclusive of approximately 210 people previously employed by Global Signal who are providing services only during the integration of the Global Signal business. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review and modification by the applicable governmental authority from time to time. See “Item 1A. Risk Factors—Laws and Regulations, Which May Change at Any Time and With Which We May Fail to Comply, Regulate Our Business.”

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

Carriers have a statutory obligation to provide other carriers with access to towers, and, if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this regime, and our customers negotiate site access on a commercial basis.

While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” newly constructed towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general “maintenance power” under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier co-operation to use that legislative power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the “maintenance power” under the Australian Telecommunications Act of 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL’s customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL’s financial loss, which would roughly equal the tower rental that would have otherwise been payable.

Local Regulations

In Australia there are various local, state and territory laws and regulations which relate to, among other things, town planning and zoning restrictions, standards and approvals for the design, construction or alteration of a structure or facility, and environmental regulations. As in the U.S., these laws vary greatly, but typically require tower owners to obtain approval from governmental bodies prior to tower construction and to comply with environmental laws on an ongoing basis.

Environmental Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See “Item 1A. Risk Factors—Laws and Regulations, Which May Change at Any Time and With Which We May Fail to Comply, Regulate Our Business” and “—Emissions From Antennas on Our Towers or Wireless Devices May Create Health Risks.”

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

Our operations are subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner, lessee or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations, and we could also be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the U.S. and Australia.

As licensees and tower owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to OSHA (and similar occupational health and safety legislation in Australia) and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.

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

Global Signal Merger—The Global Signal Merger may cause disruptions in our business, which may have an adverse effect on our business and financial results.

The Global Signal Merger could cause disruptions in or otherwise negatively impact our business. Among other things:

•

the business combination of Global Signal with us may disrupt our business relationships with our customers, who may delay or defer decisions about current and future agreements with us because of the merger;

•	current and prospective employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain or attract key managers and other employees; and

•	the attention of management may be directed toward the integration of Global Signal with us and away from other business operations.

Performance of Assets Acquired in the Global Signal Merger—The assets acquired in the Global Signal Merger may not perform as expected, which may have an adverse effect on our business, financial condition or results of operations.

In evaluating the anticipated benefits of a potential transaction with Global Signal, we performed due diligence on Global Signal’s tower portfolio and other assets to be acquired in the Global Signal Merger, which due diligence included, among other things, analyzing tower locations, visiting select towers, evaluating radio frequency information, and evaluating potential carrier customer demand. The results of this due diligence were used to support assumptions that were made by us in creating financial models to evaluate the potential future performance of Global Signal’s assets and the combined company. There can be no assurances that the towers and other assets of Global Signal will perform as expected by us based on our due diligence and provide us with the benefits that have been anticipated. A variety of factors could cause these assets not to provide such benefits, including, among other things:

•	the inability to procure additional ground space at existing tower locations;

•	local and state restrictions on the ability to modify such towers; and

•	latent structural weaknesses associated with such towers and the related cost of repairing, reinforcing or upgrading them.

If Global Signal’s assets fail to perform as expected or we fail to otherwise realize the anticipated benefits of Global Signal’s assets for these or other reasons, our business, financial condition or results of operations could be adversely affected.

Integration of Global Signal—The integration of Global Signal is expected to result in substantial expenses and may present significant challenges.

We may face significant challenges in combining Global Signal’s operations in a timely and efficient manner and retaining key Global Signal personnel. This integration will be complex and time-consuming. The failure to successfully integrate Global Signal’s business and to manage the challenges presented by the integration process successfully, including the retention of key Global Signal personnel, may result in us and our stockholders not achieving the anticipated potential benefits of the Global Signal Merger.

Achieving the benefits of the Global Signal Merger will depend in part on the integration of Global Signal’s operations, wireless communications tower portfolio and personnel in a timely and efficient manner and our ability to realize the anticipated synergies from this integration. This integration may be difficult and unpredictable for many reasons, including, among others, the size of Global Signal’s wireless communications tower portfolio and because Global Signal’s and our internal systems and processes were developed without regard to such integration. Successful integration of Global Signal also requires coordination of personnel, which may be difficult and unpredictable because of possible cultural conflicts and differences in policies, procedures and operations between the companies and the different geographical locations of the companies and their assets. If the integration is not successful, we might not realize the expected benefits of the merger, which could adversely affect our business and the value of our common stock after the merger.

We expect to incur substantial expenses in connection with the integration of the Global Signal business into our policies, procedures, operations and systems. There are a large number of systems that must be integrated, including management information, accounting and finance, sales, billing, payroll and benefits, lease administration systems and regulatory compliance.

Although we expect that the realization of efficiencies related to the integration of the Global Signal business may offset incremental transaction, merger-related and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, and there are a number of factors, some of which are beyond our control, that could affect the total amount or the timing of all of the expected integration expenses.

Our Business Depends on the Demand for Wireless Communications and Towers—We may be adversely affected by any slowdown in such demand, including a slowdown attributable to wireless carrier consolidation or by the sharing of networks by wireless carriers.

Demand for our towers depends on demand for antenna space from our customers, which, in turn, depends on the demand for wireless services. The willingness of our customers to utilize our infrastructure, or renew existing leases on our towers, will be affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and location of our towers and alternative towers;

•	cost of capital, including interest rates;

•	availability of capital to our customers;

•	willingness to co-locate equipment;

•	local and state restrictions on the proliferation of towers;

•	cost of building towers;

•	technological changes affecting the number or type of communications sites needed to provide wireless communications services to a given geographic area;

•	our ability to efficiently satisfy our customer’s service requirements; and

•	tax policies.

A slowdown in demand for a particular wireless segment may adversely affect the demand for our towers. Moreover, some wireless carriers operate with substantial indebtedness, and financial problems for our customers may result in accounts receivable going uncollected, the loss of a customer (and associated lease revenue) or a reduced ability of these customers to finance expansion activities.

A slowdown in the deployment of equipment for new wireless technologies, the consolidation of wireless carriers, the sharing of networks by wireless carriers or the increased use of alternative sites may also adversely affect the demand for our towers. In addition, advances in technology, such as the development of new antenna systems, new terrestrial deployment technologies and new satellite systems, may reduce the need for land-based, or terrestrial, transmission networks or our towers. To some extent, almost all of the above factors have occurred in recent years with an adverse effect on our business, and such factors are likely to persist in the future. The occurrence of any of these factors may negatively impact our revenues, result in an impairment of our assets or otherwise have a material adverse effect on us.

A Substantial Portion of Our Revenues is Derived From a Small Number of Customers—The loss or consolidation of, network sharing among, or financial instability of any of our limited number of customers may materially decrease revenues.

For the year ended December 31, 2006, approximately 67.2% of our consolidated revenue was derived from Sprint Nextel, Cingular, Verizon Wireless and T-Mobile, which represented 14.8%, 23.5%, 20.3% and 8.6%, respectively, of our consolidated revenues. For the year ended December 31, 2006, on a pro forma basis as if the Global Signal Merger was completed January 1, 2006, approximately 68.3% of our total combined revenues were derived from Sprint Nextel, Cingular, Verizon Wireless, and T-Mobile, which represented 24.2%, 20.4%, 15.3%, and 8.4% of our consolidated revenues, respectively. The loss of any one of our large customers as a result of bankruptcy, consolidation, merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business. We cannot guarantee that the leases (including management service agreements) with our major wireless carriers will not be terminated or that these carriers will renew such agreements.

Wireless carriers frequently enter into agreements with their competitors allowing them to utilize one another’s towers to accommodate customers who are out of range of their home providers’ services. In addition, wireless carriers have also entered into agreements allowing two or more carriers to share a single wireless network or jointly develop a tower portfolio in certain locations. Such agreements may be viewed by wireless carriers as a superior alternative to leasing space for their own antennas on our towers. The proliferation of these roaming, network sharing and joint development agreements may have a material adverse effect on us.

In the ordinary course of business, we also sometimes experience disputes with customers, generally regarding the interpretation of terms in their respective agreements. Although, historically, we have resolved these disputes on commercially reasonable terms, future disputes could lead to increased tensions and damaged relationships with customers that could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be damaged, which could lead to decreased revenues (including as a result of losing a customer) or increased costs, resulting in a corresponding adverse effect on our business, results of operations and financial condition.

Wireless Carrier Consolidation—Consolidation among customers may result in duplicate or overlapping parts of networks which may result in a reduction of sites and have a negative effect on revenues and cash flows.

Consolidation among customers will likely result in duplicate or overlapping parts of networks, which may result in a reduction of cell sites and impact revenues from our towers. In recent years, certain of our larger carrier customers have merged, including Cingular Wireless (now known as AT&T) with AT&T Wireless in October 2004 and Sprint with Nextel in August 2005. Recent regulatory developments have made consolidation in the wireless industry easier and more likely. For example, in February 2002, the FCC enabled the ownership by a single entity of interests in both cellular carriers in overlapping metropolitan cellular service areas. In January 2003, the FCC eliminated the spectrum aggregation cap in a geographic area in favor of a case-by-case review of spectrum transactions. It is possible that at least some customers may take advantage of this relaxation of spectrum and ownership limitations and consolidate their businesses. Any industry consolidation could decrease the demand for our towers, which in turn may result in a reduction in our revenues.

Substantial Level of Indebtedness—Our substantial level of indebtedness may adversely affect our ability to react to changes in our business. We may also be limited in our ability to use debt to fund future capital needs.

We have a substantial amount of indebtedness. As a consequence of our indebtedness, we (1) are subject to restrictive covenants that further limit our financial and operating flexibility and (2) may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, the limits imposed by our indebtedness restrict, under certain circumstances, our and certain of our respective subsidiaries’ ability to take various actions, including incurring additional debt, guaranteeing indebtedness, issuing preferred stock, engaging in various types of transactions, such as mergers and sales of assets, and paying dividends and making distributions or other restricted payments and investments. These restrictions could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

The following chart sets forth certain important credit information and is presented on a U.S. GAAP basis as of December 31, 2006, Post-Merger, and after giving effect to the $600.0 million term loan entered into in January 2007 (“2007 Term Loan”) and the January 2007 Stock Purchase.

(In thousands of dollars)
Total indebtedness	$5,945,534
Redeemable preferred stock	312,871
Stockholders’ equity	3,533,332
Debt and redeemable preferred stock to equity ratio	1.77

As a result of our substantial debt, demands on our cash resources will increase, which could negatively impact our business, results of operations and financial condition and the market price of our common stock. As a result of our substantial indebtedness:

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

We cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt or pay our obligations under our preferred stock. In addition, we may need to refinance some or all of our indebtedness and preferred stock on or before maturity. If we are unable to refinance our debt or renegotiate the terms of such debt, we may not be able to meet our debt service requirements in the future.

Fluctuations in market interest rates may increase interest expense relating to our floating rate indebtedness. As of December 31, 2006, Post-Merger, and after giving effect to the 2007 Term Loan, approximately 89.9% of our outstanding indebtedness consists of long-term fixed interest rate notes. In addition, there is no guarantee future refinancing of our indebtedness will have fixed interest rates or that interest rates on such indebtedness will be equal to or lower than the rates on our current indebtedness.

Crown Castle International Corp. (“CCIC”) is a holding company with no business operations of its own. We conduct all of our business operations through our subsidiaries. As of January 31, 2007, approximately 1.1% of our consolidated indebtedness, was held at the holding company level (another 10.1% of our consolidated indebtedness is unconditionally guaranteed by the holding company). Accordingly, our only source of cash to pay interest and principal on our outstanding indebtedness held at the holding company level is distributions relating to our ownership interest in our subsidiaries from the cash flows and net earnings generated by such subsidiaries or from proceeds of debt, equity offerings, sale of FiberTower or Modeo or certain asset sales. If our subsidiaries are unable to dividend cash to us when we need it, we may be unable to satisfy our obligations, including interest and principal payments, under our debt instruments.

Economic and Wireless Telecommunications Industry Slowdown—an economic or wireless telecommunications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

In past years, the U.S. economy, including the wireless telecommunications industry, has experienced significant general slowdowns which negatively affected the factors described in these risk factors, influencing demand for tower space and network services. Similar slowdowns in the U.S. or Australia in the future may reduce consumer demand for wireless services or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, unforeseen events, including the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting therefrom may impose additional risks upon and adversely affect the wireless telecommunications industry and us.

We believe that the prior economic slowdowns in the U.S., particularly in the wireless telecommunications industry, have harmed, and similar slowdowns in the U.S. or Australia may further harm, the financial condition or operations of wireless carriers, some of which, including customers of ours, have filed for bankruptcy protection.

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

Wireless carriers that own and operate their own tower portfolios generally are substantially larger (particularly given the impact of recently completed wireless carrier mergers) and have greater financial resources than we have. Competition for tenants on towers may adversely affect lease rates and revenues.

New Technologies May Make Our Tower Leasing Service Less Desirable to Potential Tenants and Result in Decreasing Revenues—Such new technologies may significantly reduce demand for tower leases and negatively impact the growth in our revenues.

The development and deployment of signal combining technologies, which permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our antenna space. In addition, other technologies, such as DAS, wireless mesh networks, mobile satellite systems and the delivery of video services by direct broadcast satellites, may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our towers had such technologies not existed. Any reduction in tower leasing demand resulting from multiple frequency antennas, satellite, DAS, mesh networks or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.

New Technologies May Not Perform as Projected—New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that 3G, wireless data services or other new wireless technologies will be introduced or deployed as rapidly or in the manner previously or presently projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for site rental as a result of such technologies may not be realized at the times or to the extent previously or presently anticipated.

We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases—If we fail to protect our rights against persons claiming superior rights to the land on which our towers are located, our business may be adversely affected.

Our real property interests relating to the land on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of towers. Further, we may not be able to renew ground leases on commercially viable terms. Post-

Merger, approximately 9.8% of our towers are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

Our ability to protect our rights against persons claiming superior rights in towers or real property depends on our ability to:

•	recover under title insurance policies, the policy limits of which are likely to be less than the purchase price or economic value of a particular tower;

•

in the absence of title insurance coverage, recover under title warranties given by tower sellers, which often terminate after the expiration of a specific period (typically in three years or less), contain various exceptions and are dependent on the general creditworthiness of the sellers making the title warranties;

•

obtain estoppels from landlords in connection with the acquisitions, or in some cases the subsequent financing, of towers, which protect the collateral of our lenders and may provide a basis for defending post-closing claims arising from pre-closing events;

•	recover from landlords under title covenants contained in lease agreements, which are dependent on the general creditworthiness of the landlords making the title covenants;

•	obtain non-disturbance agreements from mortgagees and superior lienholders of the land under our towers; and

•	renegotiate and extend the terms of the ground leases, subleases and licenses relating to the land on which our towers are located or purchase the land on which such towers reside.

We May Need Additional Financing, Which May Not Be Available, for Strategic Growth Opportunities—If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

In the future, we may require significant capital expenditures for strategic growth opportunities. As of December 31, 2006, Post-Merger, and after giving effect to the 2007 Term Loan and the January 2007 Stock Purchase, we had consolidated cash and cash equivalents of $139.4 million and restricted cash of $137.5 million. In addition, we have $250.0 million of availability under our senior secured revolving credit facility (“2007 Revolver”). We may need additional sources of debt or equity capital in the future to fund future growth opportunities. Additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. Additional sales of equity securities would dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund future growth opportunities.

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

Modeo’s planned business model assumptions include:

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

If any of the assumptions is incorrect, Modeo’s proposed business will be harmed and may not become commercially available or survive.

In addition, Modeo’s ability to achieve its strategic objectives will depend in large part upon the successful, timely and cost-effective completion of a DVB-H network beyond New York City. A variety of factors, uncertainties and contingencies could affect or prevent the successful, timely and cost-effective build out of the planned Modeo network including:

•	Modeo’s ability to wholesale its service to wireless carriers and other potential retailers;

•	Modeo’s ability to obtain sufficient base station and broadcast equipment devices compatible with our spectrum license and DVB-H;

•	unforeseen delays, costs or impediments relating to the granting of state and municipal permits;

•	Modeo’s ability to manage the build out effectively and cost-efficiently;

•	delays or disruptions resulting from the failure of third-party suppliers, including equipment manufacturers, or contractors to meet their obligations in a timely and cost-effective manner; and

•	unsuccessful operation of, or the receipt of negative results or feedback relating to, our New York City network beta service.

We continue to evaluate the potential options for funding the build out of the Modeo network beyond New York City, which include: non-recourse debt secured by our 1670-1675 MHz spectrum license, equity investors in Modeo, joint venture proposals, proposals to sell a controlling interest in Modeo along with a combination of the above. There can be no assurances that we will be able to obtain additional third party financing on terms acceptable to us or that Modeo will be able to complete a DVB-H network beyond New York City in a timely manner or at all. If we are unable to raise additional capital from third party investors on acceptable terms in a timely manner or if Modeo is otherwise unable to meet its network development targets, then Modeo may not be able to implement its current business plan, and Modeo’s planned mobile media service may not become operationally active or commercially available.

Many other companies, some with significantly greater resources than us, currently offer or plan to offer video and audio content to wireless handsets and other mobile devices. Although Modeo’s planned services are not yet commercially available, Modeo competes with these other offerings in bringing its service to commercial availability. If and when Modeo’s planned service becomes commercially available, Modeo will compete with these offerings in capturing potential subscribers and market share. Sprint Nextel, AT&T (formerly Cingular Wireless) and Verizon Wireless currently offer streaming video services over their networks under the brand names Sprint TV, MobiTV and Vcast, respectively. In addition, Qualcomm has announced that it is developing a multicast digital video service, marketed under the brand name MediaFLO. Verizon Wireless and AT&T (formerly Cingular Wireless) have announced that they plan to offer their customers mobile video services over the MediaFLO network. Modeo’s planned service offering may also face competition from other companies offering podcasting and alternate methods of distributing video and audio to mobile devices. As a result of such competition, Modeo may not become viable or gain market share.

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

FiberTower commenced its principal operations in 2003 and has a limited operating history. FiberTower has an unproven business model and operates in the new and largely untested market for facilities-based wireless backhaul services. As such, FiberTower is subject to all of the business risks and uncertainties associated with any new business enterprise and may not be able to operate successfully. FiberTower has generated losses since inception. We anticipate that FiberTower will continue to generate losses for the foreseeable future and may need additional funding to support the development of its business model. Although we believe that there will be demand for the backhaul solutions FiberTower provides to wireless carriers as the demand for additional wireless minutes of use increases, no assurances can be made that FiberTower will ever generate positive cash flows or that it will produce the results anticipated at the time of our investment. In addition, as a minority shareholder, we have a limited ability to affect FiberTower’s operations. Additional risk factors relating to FiberTower’s business can be found in FiberTower’s filings with the SEC.

Our investment in FiberTower is classified as an available-for-sale security, carried at fair value on our consolidated balance sheet. The net unrealized gains or losses on our investment as a result of fluctuations in FiberTower’s share price are reported as accumulated other comprehensive income unless such changes are deemed other than temporary. FiberTower’s failure to operate successfully, gain market share or accomplish its strategic objectives could negatively impact FiberTower’s per share price and could require us to write-off all or a portion of our investment in FiberTower. As of January 31, 2007, the fair value of our investment in FiberTower was $137.8 million (at $5.23 per FiberTower share). As of January 31, 2007, the unrealized investment gain included in accumulated other comprehensive income totaled $2.1 million or equivalent to $0.08 per FiberTower share. Although we currently have no plans to do so, should we choose to liquidate our investment in FiberTower, we can provide no assurances that we will be able to do so at a desirable value. In addition, our investment in FiberTower is subject to certain transfer restrictions that terminate in August 2007 or earlier in some cases.

Laws and Regulations, Which May Change at Any Time and With Which We May Fail to Comply, Regulate Our Business—If we fail to comply with applicable laws or regulations, we may be fined or even lose our right to conduct some of our business.

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

Future sales of a substantial number of shares of common stock may adversely affect the market price of our common stock. As of February 20, 2007, we had 282.8 million shares of common stock outstanding. In addition, we have reserved (1) 16.5 million shares of common stock for future issuance under our various stock compensation plans, (2) 1.2 million shares of common stock upon exercise of outstanding warrants, inclusive of 0.6 million shares of common stock as a result of the Global Signal Merger, (3) 5.9 million shares of common stock for the conversion of our 4% Convertible Senior Notes and (4) 8.6 million shares of common stock for the conversion of our outstanding convertible preferred stock.

A small number of stockholders own a significant percentage of our outstanding common stock. In addition, pursuant to the Stockholders Agreement, we have filed with the SEC a registration statement covering certain shares of common stock issued to the Global Signal Significant Stockholders in the Global Signal Merger. The Global Signal Significant Stockholders are subject to certain restrictions on their ability to sell or otherwise dispose of their shares of common stock for a period of up to 180 days after the closing of the Global Signal Merger. If any one of these stockholders, or any group of our stockholders, sells a large quantity of shares of our common stock, or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock may significantly decline.

The holders of our 6.25% convertible preferred stock (“6.25% Convertible Preferred Stock”) are entitled to receive cumulative dividends at the rate of 6.25% per annum (approximately $19.9 million per annum) payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. At various times in the past, we have paid such dividends with shares of common stock, and we may elect to do so again in the future from time to time. The number of shares of common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid.

We Are Heavily Dependent on Our Senior Management—If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis and our business may be adversely affected.

Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals as employees, including our chief executive officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find or integrate appropriate replacements on a timely basis, and we may be materially adversely affected.

Variability in Demand For Network Services Business Reduces the Predictability of Our Results—Our network services business has historically experienced significant volatility in demand.

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Network services revenues declined as a percentage of our total revenues during 2003 and 2004, reflecting our efforts to de-emphasize this area of our business and increased competition, while such revenues increased modestly in 2005 and 2006. In the foreseeable future, network services revenues may decline as a percentage of our total revenues due to our focus on our core leasing business, increased competition or other factors.

Emissions From Antennas on Our Towers or Wireless Devices May Create Health Risks—If radio frequency emissions from wireless handsets or equipment on our towers are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs and revenues.

The FCC and other government agencies impose requirements and other guidelines on their licensees relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.

Public perception of possible health risks associated with cellular and other wireless communications may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communications services.

If a connection between radio emissions and possible negative health effects were established, our operations, costs and revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.

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

Our Operations outside the U.S. Expose Us to Changes in Foreign Currency Exchange Rates—We may suffer losses as a result of changes in such currency exchange rates.

After giving effect to the Global Signal Merger, we conduct business in Australia, Canada and United Kingdom, which exposes us to fluctuations in foreign currency exchange rates. For the year ended December 31, 2006, approximately 9.3% of our consolidated revenues originated outside the U.S., all of which were denominated in currencies other than U.S. dollars, principally Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates. Approximately 1% of the revenue expected to be realized from the Global Signal business will be denominated in currencies other than U.S. dollars.

Available Information and Certifications

We maintain an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of our internet website at http://investor.crowncastle.com/sec.cfm as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, our corporate governance guidelines, business practices and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our internet website at http://www.crowncastle.com/investor/corpgoverence.asp, and such information is also available in print to any shareholder who requests it.

We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 16, 2006 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal corporate offices are located in Houston, Texas; Canonsburg, Pennsylvania; and Sydney, Australia. As a result of the Global Signal Merger, a lease for office space with an end date in 2010, relating to the Global Signal corporate office in Sarasota, Florida remains in effect.

Location	Property Interest	Size (Sq. Ft.)	Use
Canonsburg, PA	Owned	124,000	Corporate office
Houston, TX	Leased	18,586	Corporate office
Sydney, Australia	Leased	21,000	Corporate office

In the U.S., we also lease and maintain three additional area offices (“Area Offices”) in addition to the Area Office operated from our Canonsburg, Pennsylvania office, located in (1) Charlotte, North Carolina, (2) Alpharetta, Georgia, and (3) Phoenix, Arizona. The principal responsibilities of these offices are to manage the leasing of tower space on a local basis, maintain the towers already located in the area and service our customers in the area. In addition, we lease additional, smaller district offices, which report to the Area Offices, in locations with high tower concentrations. We anticipate the expansion of certain Area Offices and district offices in 2007 as a result of the Global Signal Merger.

In the CCUSA portfolio, Post-Merger, 18.4% of the towers are guyed towers, 34.6% are self support lattice towers, 1.2% are rooftop installations and the remaining 45.5% are predominantly monopoles. Typical guyed towers are generally located on larger tracts of land of up to 7 acres, while non-guyed towers are generally located on smaller tracts of land that typically range from approximately 1,600 to 22,000 square feet. These tracts of land support the towers, equipment shelters and, where applicable, guy wires to stabilize the structure. The actual square footage of the land relating to any particular tower depends on a number of things, including the topography of the site, the size of the area the landlord is willing to lease, the number of customers locating on the tower and the type of structure at the site.

As of December 31, 2006, Post-Merger, we own in fee or have permanent or long-term easements in the land on which 3,926 of our CCUSA towers reside, or approximately 17.6% of our CCUSA portfolio, and we lease, sublease or license the land on which 17,611 of our CCUSA towers reside. In addition, as of December 31, 2006, Post-Merger, CCUSA managed 737 towers owned by third parties where we had the right to market space on the tower or where we had sublease arrangements with the tower owner. In Australia, as of December 31, 2006, for 1,383 of our 1,387 CCAL towers site tenure of the land under our towers takes the form of a lease or license, and we own the remaining four sites in fee. Our ground leases, subleases and licenses generally have five or 10 year initial terms at CCUSA and 10 to 15 years at CCAL, and frequently contain one or more renewal options.

For a tabular presentation of the remaining terms to expiration (including any renewal terms at our option) of the ground leases, subleases, or licenses for the CCUSA land which we do not own and on which our towers are located as of December 31, 2006, Post-Merger, see “Item 7. Management’s Discussion and Analysis of Financial Competition and Results of Operations—Liquidity and Capital Resources—Contractual Cash Obligations”.

In 2004, we began a program (“Portfolio Extension Program”) through which we seek to (1) renegotiate and extend the terms of the ground leases, subleases and licenses relating to the land on which our CCUSA towers are located or (2) purchase the land on which such towers reside. Global Signal had an ongoing initiative similar to the Portfolio Extension Program, which we expect to continue after the Global Signal Merger. See “Item 1A. Risk Factors—We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases.”

On June 8, 2005, we issued $1.9 billion aggregate principal amount of 2005 Tower Revenue Notes. On November 29, 2006, we issued $1.55 billion aggregate principal amount of 2006 Tower Revenue Notes as additional debt securities under the existing indenture pursuant to which the 2005 Tower Revenue Notes were issued in 2005. The 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are effectively secured by 6,639 of our CCUSA towers and the cash flows from those towers. Governing instruments related to another 4,901 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers will also service these notes.

Approximately 8,975 of the 10,749 towers acquired as a result of the Global Signal Merger and the cash flows from those towers are effectively pledged as security for debt of Global Signal consisting of the Commercial Mortgage Pass-through Certificates, Series 2004-2 (“2004 Mortgage Loan”) and the Commercial Mortgage Pass-through Certificates, Series 2006-1 (“2006 Mortgage Loan”). The 2004 Mortgage Loan and the 2006 Mortgage Loan remain outstanding as obligations of the Global Signal entities we acquired in the Global Signal Merger.

Substantially all of our CCUSA towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of customer demand, we could generally also tear down an existing tower and reconstruct another tower in its place with additional capacity, subject to certain restrictions. As of December 31, 2006, Post-Merger, the weighted average number of tenants per tower is approximately 2.50 on our 22,274 CCUSA towers. A summary of the number of existing tenants per tower as of December 31, 2006, Post-Merger, is as follows:

Number of Tenants	Number of Towers
Greater than five	1,200
Five	1,177
Four	2,324
Three	3,862
Two	5,688
Less than two	8,023

22,274

Item 3.	Legal Proceedings

We are periodically involved in legal proceedings that arise in the ordinary course of business along with a shareholder derivative lawsuit as described below. Most of these proceedings, arising in the ordinary course of business, involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning and variance matters, condemnation or wrongful termination claims. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

We know of five shareholder derivative lawsuits filed in 2006 in Texas state courts against various of our current and former directors and officers. The lawsuits all made allegations relating to our historic stock option practices and allege claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuits seek alleged monetary damages sustained by CCIC. The plaintiffs have named CCIC as a nominal defendant and ostensibly bring the lawsuits on CCIC’s behalf. In December 2006 an order to consolidate the lawsuits into a single action and appoint lead plaintiffs counsel was entered. In February 2007, the plaintiffs filed a consolidated Petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas.

Item 4.	Submissions of Matters to a Vote of Security Holders

On January 11, 2007 at a special meeting, the stockholders of the Company provided an affirmative vote to approve the issuance of common stock to stockholders of Global Signal pursuant to the Global Signal Merger. See note 20 to our consolidated financial statements.

PART II

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K refer to Crown Castle International Corp. and its subsidiaries as of December 31, 2006 and exclude Global Signal. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment as of December 31, 2006 and exclude Global Signal.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed and traded on the NYSE under the symbol “CCI”. The following table sets forth for the calendar periods indicated the high and low sales prices per share of our common stock as reported by NYSE.

	High	Low
2005:
First Quarter	$17.52	$15.40
Second Quarter	20.75	15.71
Third Quarter	25.43	19.81
Fourth Quarter	29.20	23.47

2006:
First Quarter	$32.77	$26.41
Second Quarter	34.93	27.45
Third Quarter	35.83	32.23
Fourth Quarter	35.29	31.84

As of February 20, 2007, there were approximately 797 holders of record of our common stock.

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

The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares of common stock required to be issued to pay such dividends is dependent upon the current market value of our common stock at the time such dividend is required to be paid. For the year ended December 31, 2004, dividends on our 6.25% Convertible Preferred Stock were paid with 1,498,361 shares of common stock. For the years ended December 31, 2005 and 2006, dividends on our 6.25% Convertible Preferred Stock were paid with 631,700 and -0- shares of common stock, respectively, and approximately $9,939,000 and $19,877,000 in cash, respectively.

On November 30, 2005, we exercised our redemption right for our $200 million 8 1/4% convertible preferred stock (“8 1/4% Convertible Preferred Stock”). On December 16, 2005, we redeemed the 8 1/4% Convertible Preferred Stock. Prior to the redemption, the holders of our 8 1/4% Convertible Preferred Stock were entitled to receive cumulative dividends at the rate of 8 1/4% per annum, payable on a quarterly basis. Prior to redemption, we had the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares required to pay such dividends was dependent upon the current market value of our common stock at the time such dividend was required to be paid.

For the years ended December 31, 2004, dividends on our 8 1/4% Convertible Preferred Stock were paid with 1,140,000 shares of common stock. For the year ended December 31, 2005, dividends on our 8 1/4% Convertible Preferred Stock were paid with 245,000 shares of common stock and approximately $12,375,000 in cash.

Any shares of common stock issued to pay such dividends will continue to have a dilutive effect upon the shares of common stock otherwise outstanding, and declines in the fair market value of our common stock will increase the effective dilution. In 2004, 2005 and 2006, we purchased 845,000, 245,000 and -0- shares of common stock, respectively, from the dividend paying agent for a total of $12.2 million, $4.1 million and $-0- in cash, respectively. We have also purchased shares of common stock on other occasions (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

We may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on our preferred stock.

Issuance of Unregistered Securities

Unregistered Sales of Equity Securities

On May 10, 2006, we issued an aggregate of 38,196 unregistered shares of common stock to two holders of our outstanding warrants upon the cashless exercise of warrants to purchase 50,270 shares of common stock at an exercise price of $7.508 per share. We issued the shares in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 3(a)(9) and Section 4(2) therein.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Purchases of Equity Securities

We made no purchases of equity securities during the fourth quarter of 2006.

Performance Graph

The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Value Index and the SIC Code Index (Communications Services, NEC) for the period commencing December 31, 2001 and ending December 31, 2006. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Fiscal Year Ending
Company/Index/Market	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006
Crown Castle International Corp.	$100.00	$35.11	$103.28	$155.81	$251.97	$302.43
Communications Services, NEC	100.00	40.86	93.12	145.16	120.77	151.55
NYSE Market Index	100.00	81.69	105.82	119.50	129.37	151.57

The performance graph above and related text are being furnished solely to accompany this annual report on Form 10-K pursuant to Item 201(e) of Regulation S-K, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.	Selected Financial Data

Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2006, and as of December 31, 2002, 2003, 2004, 2005 and 2006 have been derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$447,271	$484,841	$538,309	$597,125	$696,724
Network services and other (a)	159,217	72,316	65,893	79,634	91,497

Total net revenues	606,488	557,157	604,202	676,759	788,221

Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	175,267	179,305	184,273	197,355	212,454
Network services and other (a)	122,027	46,888	46,752	54,630	60,507

Total costs of operations	297,294	226,193	231,025	251,985	272,961

General and administrative	86,086	95,155	97,665	105,361	95,751
Corporate development	7,483	5,564	1,455	4,298	8,781
Restructuring charges (credits)	8,665	1,291	3,729	8,477	(391)
Asset write-down charges (b)	52,598	14,317	7,652	2,925	2,945
Integration costs	—	—	—	—	1,503
Depreciation, amortization and accretion	276,479	281,028	284,991	281,118	285,244

Operating income (loss)	(122,117)	(66,391)	(22,315)	22,595	121,427
Gains (losses) on purchases and redemptions of debt and preferred stock (c)	79,138	(119,405)	(78,036)	(283,797)	(5,843)
Interest and other income (expense) (d)	(14,214)	(12,387)	(228)	1,354	(1,629)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(273,842)	(258,834)	(206,770)	(133,806)	(162,328)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(331,035)	(457,017)	(307,349)	(393,654)	(48,373)
Benefit (provision) for income taxes	(4,407)	(2,465)	5,370	(3,225)	(843)
Minority interests	11,770	3,992	398	3,525	1,666

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(323,672)	(455,490)	(301,581)	(393,354)	(47,550)
Discontinued operations (e):
Income (loss) from discontinued operations, net of tax	7,340	4,430	40,578	(1,953)	—
Net gain (loss) on disposal of discontinued operations, net of tax	—	—	494,110	2,801	5,657

Income (loss) from discontinued operations, net of tax	7,340	4,430	534,688	848	5,657

Income (loss) before cumulative effect of change in accounting principle	(316,332)	(451,060)	233,107	(392,506)	(41,893)
Cumulative effect of change in accounting principle for asset retirement obligations	—	(551)	—	(9,031)	—

Net income (loss) (f)	(316,332)	(451,611)	233,107	(401,537)	(41,893)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock (g)	16,023	(55,897)	(38,618)	(49,356)	(20,806)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(300,309)	$(507,508)	$194,489	$(450,893)	$(62,699)

Per common share—basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1.41)	$(2.35)	$(1.54)	$(2.03)	$(0.33)
Income (loss) from discontinued operations	0.03	0.02	2.42	—	0.03
Cumulative effect of change in accounting principle	—	(0.01)	—	(0.04)	—

Net income (loss)	$(1.38)	$(2.34)	$0.88	$(2.07)	$(0.30)

Weighted average common shares outstanding—basic and diluted (in thousands)	218,028	216,947	221,693	217,759	207,245

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$94,107	$85,324	$121,501	$204,912	$275,759
Net cash provided by (used for) investing activities	51,626	119,081	(319,200)	(264,140)	(432,499)
Net cash provided by (used for) financing activities	(286,258)	71,086	(1,689,601)	(445,636)	678,914
Ratio of earnings to fixed charges (h)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$339,837	$409,584	$566,707	$65,408	$592,716
Short-term investments	178,697	26,600	—	—	—
Assets of discontinued operations	1,974,602	2,055,162	3,693	—	—
Available-for-sale securities (i)	—	—	—	—	154,955
Property and equipment, net	3,839,178	3,600,894	3,375,022	3,294,333	3,246,446
Total assets	6,802,951	6,616,908	4,574,567	4,131,317	5,006,168
Liabilities of discontinued operations (e)	645,619	354,357	568	—	—
Total debt	2,880,917	3,449,992	1,850,398	2,270,686	3,513,890
Redeemable preferred stock (j)	756,014	506,702	508,040	311,943	312,871
Total stockholders’ equity	2,086,115	1,810,542	1,849,494	1,178,376	756,281

(a)	The decline in the network services revenue and the related costs of operations during 2003 and 2004 reflects our de-emphasis of this area of our business and increased competition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview” for a further discussion of our network services revenues and costs of operations.
(b)	The 2002 amount represents charges related to the abandonment of certain construction in-process projects and the write-down of certain inventories.
(c)

The 2002 amount represents gains on the purchase of debt with a combined principal amount of $244.6 million. The 2003 amount represents losses of $87.1 million on purchases of debt with a combined principal amount of $885.0 million and losses of $32.3 million on the purchase of the 12 3/4% senior exchangeable preferred stock. See note 7 to our consolidated financial statements for a discussion of 2004, 2005 and 2006.

(d)	The 2002 amount includes charges of $29.1 million for losses from, and write-downs of, investments in unconsolidated affiliates. The 2003 amount includes a loss on the issuance of the interest in Crown Atlantic of $11.2 million.
(e)	On June 28, 2004, we signed a definitive agreement to sell our U.K. subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”) for over $2.0 billion. On August 31, 2004, we completed the sale of CCUK. On May 9, 2005, we sold OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. For all periods presented, CCUK’s and OpenCell’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations.
(f)	No cash dividends were declared or paid in 2002, 2003, 2004, 2005 or 2006.
(g)	Includes gains of $95.8 million on purchases of preferred stock in 2002 and net losses of $1.6 million and $12.0 million on purchases of preferred stock in 2003 and 2005, respectively.
(h)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, minority interests, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2002, 2003, 2004, 2005 and 2006 earnings were insufficient to cover fixed charges by $331.0 million, $457.0 million, $307.3 million, $393.7 million and $48.4 million, respectively.
(i)	The 2006 amount represents our investment in FiberTower common stock that is classified as an available-for-sale equity security following the merger of FiberTower and First Avenue Networks, Inc. completed in 2006. See note 6 to our consolidated financial statements.
(j)

The 2002 amount represents the 12 3/4% senior exchangeable preferred stock, the 8 1/4% Convertible Preferred Stock and the 6.25% Convertible Preferred Stock. The 2003 and 2004 amounts represent the 8 1/4% Convertible Preferred Stock and the 6.25% Convertible Preferred Stock. The 2005 and 2006 amounts represent the 6.25% Convertible Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Overview

We own, operate and lease towers for wireless communications, including certain rooftop installations (see “Item 2. Properties”). We engage in such activities through a variety of structures, including subleasing and management arrangements. We also provide certain network services relating to our towers on a limited basis for our customers, including antenna installations and subsequent augmentation, network design and site selection, site acquisition and site development.

As of December 31, 2006, Post-Merger, we owned, leased or managed 23,661 towers. Post-Merger, we have the most towers in the U.S. of any wireless tower company with approximately 21,700 towers, exclusive of rooftop installations. In addition, we have 1,387 towers in Australia and the remainder of our towers are located in Puerto Rico and Canada. As of December 31, 2006, Post-Merger, approximately 55% and 72% of our U.S. and Puerto Rico towers were located in the 50 and 100 largest BTAs, respectively. As of December 31, 2006, Post-Merger, we also owned, leased or had easements on 280 land sites for towers owned by third parties which are located in the U.S. and the U.K., as of December 31, 2006 Post-Merger.

As of December 31, 2006, Post-Merger, we own in fee or have permanent or long-term easements in the land on which 3,930 of our towers reside, and we lease, sublease or license the land on which 18,994 of our towers reside. In addition, as of December 31, 2006, Post-Merger, we managed 737 towers owned by third parties where we had the right to market space on the tower or where we had sublease arrangements with the tower owner.

Our customers currently include many of the world’s major wireless communications companies, including Sprint Nextel, AT&T (formerly Cingular Wireless), Verizon Wireless, T-Mobile, Alltel, Optus and Vodafone Australia. Our customers use our towers for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This leasing activity represents approximately 88.4% of our 2006 consolidated revenues.

As an important part of our business strategy, we seek to:

(1)	grow revenues organically by maximizing utilization of our tower capacity through increasing the number of antenna leases on our towers,

(2)	maximize operating cash flow and grow our margins by taking advantage of the relatively fixed nature of the operating costs associated with our site rental business,

(3)	allocate capital efficiently as we selectively build new towers for our customers, acquire other assets or purchase our own securities, and

(4)	extend revenues around existing assets by utilizing the expertise of our personnel.

The growth of our business depends substantially on the condition of the wireless communications industry. The willingness of our customers to utilize our infrastructure and related services is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and location of our towers and alternative towers;

•	cost of capital, including interest rates;

•	availability of capital to our customers;

•	willingness to co-locate equipment;

•	local restrictions on the proliferation of towers;

•	cost of building towers;

•	technological changes affecting the number of communications sites needed to provide wireless communications services to a given geographic area;

•	our ability to efficiently satisfy our customer’s service requirements; and

•	tax policies.

We believe the demand for our towers will continue for a variety of reasons, including the wireless industry’s dramatic growth in minutes of use, wireless data service revenues and new subscribers. The demand for towers depends on the demand for antenna space from our customers, which in turn, depends on the demand for wireless telephony and data services from their customers. Important indicators of this demand are wireless minutes of use, the volume of non-telephony wireless services such as data, text messaging and mobile video, and to a lesser extent, the number of new wireless subscribers. Highlights of the Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey issued on September 13, 2006 include:

•	Wireless data service revenues for the first half of 2006 were $6.5 billion, an increase of 70% from the first six months of 2005,

•	Minutes of use for the first half of 2006 grew by 27% from the first half of 2005 to nearly 1.7 trillion minutes of use on an annualized basis; and

•	Wireless users totaled 219 million as of June 30, 2006, which represents a year-over-year increase of 25 million subscribers, or 12.9%.

Demand for antenna space on our towers may be influenced by the availability of new spectrum to our customers. The FCC Advanced Wireless Services Auction No. 66 was completed during the third quarter of 2006. This auction for 1,087 licenses to use wireless spectrum raised nearly $14 billion, making it the largest single FCC spectrum auction. The auctioned spectrum is expected to be used for advanced mobile communications and many of our customers were among the highest bidders.

The impact of anticipated increases to site rental revenues from the demand for antenna space on our towers may be tempered somewhat by recent carrier consolidation (including Cingular Wireless (now known as AT&T) merging with AT&T Wireless in 2004 and Sprint merging with Nextel in 2005), which could result in duplicate or overlapping networks. However, we expect that the termination of leases as a result of recent carrier consolidation and related duplicate or overlapping networks will be spread over multiple quarters as existing lease obligations expire. In addition, we believe we are adding more leases per quarter from all of our customers than the total number of leases we believe will eventually be terminated as a result of the two mergers noted above. Consequently, we currently do not believe that lease terminations from carrier consolidation will have a material adverse affect on our results.

When wireless carriers identify coverage or capacity gaps, we seek to provide carriers with the following four-point-value proposition as part of our overall on-going goal to increase customer satisfaction relative to our peers while still balancing commercial realities:

(1)	We will attempt to solve the coverage or capacity gap by co-locating the carrier on one of our towers;

(2)	If we don’t have a tower to solve the coverage or capacity gap, we will attempt to identify a non-Crown Castle structure;

(3)	If there are no towers or other suitable structures to solve the coverage or capacity gap, we will attempt to build a tower; or

(4)	If a tower cannot be built to solve the coverage or capacity gap due to zoning or other impediments, we will attempt to build a DAS. DAS is a low visibility network that uses a hub and spoke architecture to connect base station equipment to a fiber-fed network. DAS is particularly useful in areas with challenging zoning regulations or other impediments to traditional towers.

We plan to continue to leverage our asset management tools and the strength of our management team to deliver on this four-point-value proposition.

Current Year Highlights and Recent Developments

Acquisition of Global Signal. On October 5, 2006, we entered into a definitive agreement which contemplated the merger of Global Signal into a wholly-owned subsidiary of ours. Global Signal operated 10,749 towers, which are primarily concentrated in the southwestern, midwestern, Pacific coast and northeastern regions of the U.S. We completed the Global Signal Merger on January 12, 2007 in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal entities we acquired. As a result of the completion of Global Signal Merger, we issued approximately 98.1 million shares of common stock to the shareholders of Global Signal and paid the maximum Cash Consideration of $550.0 million and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to Global Signal warrants. Pursuant to the Merger Agreement, Global Signal common stockholders were entitled to convert each share of Global Signal common stock into 1.61 shares of our common stock or, alternatively, could elect to receive cash in the amount of $55.95 per Global Signal share. Following the Global Signal Merger the former Global Signal shareholders owned approximately 32.7% of our outstanding shares. See “Item 1. Business—Global Signal Merger” and “Item 1. Business—The Company—CCUSA” for a further discussion of the Global Signal Merger.

The total preliminary purchase price of approximately $4.0 billion includes the fair value of common stock issued (using a $ 34.20 per share value) of $3.4 billion, the Cash Consideration, the fair value of Global Signal restricted common stock and warrants assumed and estimated transaction costs. See note 20 to our consolidated financial statements.

We financed the Cash Consideration primarily with cash received from the issuance of the 2006 Tower Revenue Notes in November 2006. Upon closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion, all of which remained outstanding as obligations of the Global Signal entities we acquired. Such debt included the 2004 Mortgage Loan and the 2006 Mortgage Loan, which have a structure similar to our 2005 Tower Revenue Notes and 2006 Tower Revenue Notes. As a result, we have significantly increased our interest expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Global Signal revenues, cost of operations and gross margins for 2006 were approximately $500 million (unaudited), $225 million (unaudited) and $275 million (unaudited), respectively. We entered into the Global Signal Merger primarily because of the growth opportunities we anticipate the Global Signal tower portfolio will provide, including through the leveraging of our management team and customer service across an enhanced national footprint. We believe the opportunity for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wireline replacement and next generation network builds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-General Overview-Overview.” Secondarily, we believe there will be synergistic opportunities provided by the Global Signal Merger. In 2007, as a result of the Global Signal Merger, we do expect a substantial increase in our general and administrative expenses from 2006; but we also anticipate a decrease in general and administrative expenses as a percentage of revenue. We also expect to incur a substantial amount of costs to integrate Global Signal into our internal control structure and operations.

We are in the process of finalizing the valuation of certain of Global Signal’s assets and liabilities, including property and equipment and intangibles, with a third-party valuation expert. Given the size and timing of the Global Signal Merger, the amount of certain assets and liabilities presented are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation that are not finalized relate to fair values of property and equipment, intangibles, restructuring and merger related liabilities, other liabilities and goodwill. We expect to finalize the purchase price allocation in the second or third quarters of 2007. The preliminary allocation of the total preliminary purchase price for the Global Signal Merger, subject to future adjustment in the allocation of the purchase price, can be found in note 20 to our consolidated financial statements.

Strong Revenue Growth. Net revenues grew by 12.0% and 16.5% for 2005 and 2006, respectively, compared to the prior year, which was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) on existing towers, new towers acquired or built since the end of prior fiscal year, contractual escalations on existing leases with variable escalations and increases in non-cash straight-line rents primarily related to the renewal of certain leases. New tenant additions and modifications were influenced by the aforementioned on-going demand for additional antenna space on our towers primarily due to the continued strong growth in the usage of wireless minutes and introduction of new data services by wireless carriers.

Significant Margin Expansion. Gross margins (net revenues less costs of operations) grew by 13.8% to $424.8 million and 21.3% to $515.3 million for 2005 and 2006, respectively, compared to the prior year, which was primarily driven by the increase in site rental revenues. The incremental margin percentage (percentage of revenue growth converted to gross margin) on the site rental revenue growth of $58.8 million and $99.6 million for 2005 and 2006 was 77.8% and 84.8%, respectively, reflecting the relatively fixed nature of the costs to operate our towers.

Refinancing and Issuance of Indebtedness. Pursuant to the indenture supplement (“2006 Indenture Supplement”) dated November 29, 2006, we issued the 2006 Tower Revenue Notes as additional debt securities under the existing indenture (as amended, “Amended Indenture”) pursuant to which the 2005 Tower Revenue Notes were issued in 2005. The 2006 Tower Revenue Notes have a weighted average fixed interest rate of approximately 5.71%, and 78.6% of the outstanding balance was rated investment grade. The 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are secured by the personal property, license agreements, revenues or distributions related to substantially all of our U.S. (including Puerto Rico) towers as of the date of issuance of the 2006 Tower Revenue Notes. Proceeds from the 2006 Tower Revenue Notes were used to repay our previously outstanding credit facility entered into in June 2006 (“2006 Credit Facility”), under which approximately $1.0 billion was outstanding at the time of repayment and the remaining proceeds were used primarily to fund the Cash Consideration of the Global Signal Merger. The repayment of the 2006 Credit Facility resulted in a loss of $4.7 million during November 2006 primarily consisting of the write-off of deferred financing costs. Periodically, we contemplate issuing additional notes under the Amended Indenture with a structure similar to the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes in order to leverage growth in our site rental business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

On January 9, 2007, CCOC entered into a credit agreement (“2007 Credit Agreement”) with a syndicate of lenders, pursuant to which such lenders agreed to provide the 2007 Revolver in the amount of $250.0 million, which matures in January 2008. The proceeds of the 2007 Revolver may be used for general corporate, which may include the financing of capital expenditures, acquisitions and purchases of our securities. The 2007 Revolver is currently undrawn. On January 26, 2007, CCOC entered into a term loan joinder pursuant to which CCOC borrowed the 2007 Term Loan under the 2007 Credit Agreement. The 2007 Term Loan matures in January 2014. The proceeds of the 2007 Term Loan were used for the January 2007 Stock Purchase. See “Item 7. Management’s Discussion and analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

We believe the aforementioned refinancing and issuance of additional indebtedness provide us flexibility to invest expected future cash flows in activities that we believe exhibit potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. Such activities could include acquiring or building towers, improving existing towers, purchasing our own stock or debt securities or making investments in adjacent businesses, such as Modeo. See “Item 1. Business—Strategy.” In addition, through the use of interest rate swap agreements, we have effectively locked in the interest rate on the rollover of (1) the 2005 Tower Revenue Notes to June 2015 (2) the 2006 Tower Revenue Notes to November 2016. (3) $1.55 billion 2006 Mortgage Loan to February 2016 and (4) $293.8 million 2004 Mortgage Loan to December 2014.

Purchases and Investments. We believe our recent financing activities provide us significantly more flexibility to invest the cash flow produced from operations in activities that we believe exhibit potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. We anticipate investing, from time to time on an on-going basis, in activities that we believe exhibit potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business, such activities could include, among other things, acquiring or building towers, improving existing towers, purchasing our own stock or debt securities or making investments in adjacent businesses, such as Modeo. See “Item 1. Business—Strategy.”

In 2006, we purchased 15.9 million shares of common stock. We utilized $518.0 million in cash to affect these purchases and paid an average price of $32.64 per share. On January 26, 2007, we purchased 17.7 million shares of common stock in a private transaction with certain investment funds affiliated with Fortress, Greenhill and Abrams Capital. We paid $600.0 million in cash, or approximately $33.87 per share to affect the January 2007 Stock Purchase. The purchase was primarily funded with proceeds from the 2007 Term Loan. We expect to continue to purchase our own stock from time to time as market prices make such investments attractive. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview” for further discussion.

In July 2006, we acquired approximately 98% of the outstanding equity interests of Mountain Union for approximately $305 million. Mountain Union assets at closing included 474 towers as well as 77 towers in various stages of development from Mountain Union. In January 2007, we acquired the remaining approximate 2% interest for $4.8 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities.”

Results of Operations

Overview

Revenue. Our primary sources of revenues are from:

(1)	renting antenna space on towers, and, to a lesser extent

(2)	providing network services, including the installation of antennas on our towers.

Our core business is the leasing (including via licensing) of antenna space on our towers that can accommodate multiple tenants (co-location). Our site rental revenues are derived from this core business, which we are seeking to grow by increasing the utilization of our existing towers by increasing the number of antenna leases on our towers. Typically, these revenues result from long-term (five to 10 year) contracts with our customers with renewal terms at the option of the customer. As a result, in any given year in excess of 90% of our site rental revenue, excluding acquisitions, has been contracted for in a prior year and is of a recurring nature. When we discuss growth in this core business, we are generally describing the rate at which we are adding revenues to the previously contracted base, sometimes referred to as the revenue “run-rate”. Site rental revenues in the U.S. and Australia are received primarily from wireless communications companies, including those operating in the following categories of wireless communications:

•	cellular;

•	PCS;

•	ESMR;

•	3G;

•	wireless data services; and

•	paging.

Site rental revenues are generally recognized on a monthly basis under lease agreements, which typically have original terms of five to 10 years at CCUSA and original terms of 10 to 15 years at CCAL. The new leases recently entered into by us at CCUSA typically have original terms of seven to 10 years. Our lease agreements at CCUSA and CCAL typically have three of four optional renewal periods of five or 10 years each. See “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Critical Accounting Policies—Revenue Recognition” and note 1 to our consolidated financial statements.

Network services revenues at CCUSA consist of revenues from:

(1)	antenna installations and subsequent augmentation, substantially all on towers owned or managed by us,

(2)	network design and site selection,

(3)	site acquisition services,

(4)	site development, and

(5)	other services.

We provide network services, such as antenna installations and subsequent augmentation, network design and site selection, site acquisition services, site development and other services, on a limited basis. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment and antenna systems for our customers. These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. We typically bill for our antenna installation services on a fixed price basis. Network services revenues are received primarily from wireless communications companies or their agents. Demand for our network services fluctuates from period to period and within periods. See “Item 1A. Risk Factors.” Consequently, the operating results of our network services business for any particular period may vary significantly and should not be considered as indicative of longer-term results for this activity.

Costs of Operations. Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require us to make payments annually, quarterly, or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset in situations where tenant leases (including renewal options) exceed the depreciable life. Further, when a tenant has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. As a result of this accounting method, a portion of the expense recognized in a given period represents cash paid in other periods. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow. For any given tower, costs of operations are relatively fixed over a monthly or an annual time period. As such, operating costs for owned towers do not generally increase significantly as additional customers are added.

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

Non-Cash Site Rental Margin. A summary of the non-cash portions of our site rental revenues, ground lease expense and stock-based compensation expense for those employees directly related to CCUSA tower operations and resulting impact on our site rental gross margins is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues amounts attributable to straight-line recognition of revenue	$19,198	$16,056	$20,496
Non-cash portion of ground lease expense amounts attributable to straight-line recognition of expense	(17,529)	(17,013)	(15,812)
Stock-based compensation charges	(553)	(715)	(174)

Total	$1,116	$(1,672)	$4,510

General and Administrative Expenses. General and administrative expenses consist primarily of:

•	employee cash and stock-based compensation and related benefits costs;

•	professional and consulting fees;

•	office rent and related expenses;

•	state franchise taxes;

•	travel costs; and

•	corporate office expenses.

Corporate Development Expenses. Corporate development expenses represent costs incurred in connection with the evaluation and negotiation of potential acquisitions and the development of new business initiatives. These expenses consist primarily of:

•	compensation and related benefits costs;

•	external professional fees; and

•	other costs directly related to new business initiatives.

Integration Costs. Integration costs are incremental, non-capitalizeable costs incurred to integrate an acquired business’ operations, wireless communication tower portfolio and personnel. These costs primarily consist of retention bonuses to personnel of the acquired business, costs of contracted employees, travel costs and certain other costs directly related to the integration of the acquisition.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion charges relate to our property and equipment (which consists primarily of towers, associated buildings, construction equipment and vehicles) and other intangible assets. Depreciation of towers is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). See note 1 to our consolidated financial statements. Amortization of other intangible assets (the value of certain site rental contracts at CCUSA) is computed with a useful life of 10 to 20 years. Depreciation of buildings is generally computed with useful lives of 40 years. Depreciation of construction equipment and vehicles is generally computed with useful lives of 10 years and 5 years, respectively.

Discontinued Operations. On June 28, 2004, we signed a definitive agreement to sell our UK subsidiary, CCUK, for over $2 billion to an affiliate of National Grid. On August 31, 2004, we completed the sale of CCUK. On May 9, 2005, we sold OpenCell to a company in the business of developing and manufacturing wireless equipment, including distributed antenna systems. As part of the transaction, we entered into a product procurement arrangement that permits us to continue the purchase of equipment for our distributed antenna activities. For all periods presented, the assets, liabilities, results of operations and cash flows of the businesses of CCUK and OpenCell are classified as amounts from discontinued operations.

The following information is derived from our historical consolidated statements of operations for the periods indicated:

Comparison of Years Ended December 31, 2006 and 2005—Consolidated

	Year Ended December 31, 2005		Year Ended December 31, 2006
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percentage Change
	(In thousands of dollars)
Net revenues:
Site rental	$597,125	88.2%	$696,724	88.4%	$99,599	16.7%
Network services and other	79,634	11.8%	91,497	11.6%	11,863	14.9%

Total net revenues	676,759	100.0%	788,221	100.0%	111,462	16.5%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	197,355	33.1%	212,454	30.5%	15,099	7.7%
Network services and other	54,630	68.6%	60,507	66.1%	5,877	10.8%

Total costs of operations	251,985	37.2%	272,961	34.6%	20,976	8.3%
General and administrative	105,361	15.6%	95,751	12.1%	(9,610)	(9.1)%
Corporate development	4,298	0.6%	8,781	1.1%	4,483	104.3%
Restructuring charges (credits)	8,477	1.3%	(391)	—	(8,868)	(104.6)%
Asset write-down charges	2,925	0.4%	2,945	0.4%	20	0.7%
Integration costs	—	—	1,503	0.2%	1,503	*
Depreciation, amortization and accretion	281,118	41.6%	285,244	36.2%	4,126	1.5%

Operating income (loss)	22,595	3.3%	121,427	15.4%	98,832	437.4%
Losses on purchases and redemptions of debt	(283,797)	(41.9)%	(5,843)	(0.7)%	277,954	*
Interest and other income (expense)	1,354	0.2%	(1,629)	(0.2)%	(2,983)	*
Interest expense and amortization of deferred financing costs	(133,806)	(19.8)%	(162,328)	(20.6)%	(28,522)	21.3%

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(393,654)	(58.2)%	(48,373)	(6.1)%	345,281	*
Benefit (provision) for income taxes	(3,225)	(0.5)%	(843)	(0.1)%	2,382	*
Minority interests	3,525	0.5%	1,666	0.2%	(1,859)	*

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(393,354)	(58.2)%	(47,550)	(6.0)%	345,804	*
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,953)	(0.2)%	—	—	1,953	*
Net gain (loss) on disposal of discontinued operations, net of tax	2,801	0.3%	5,657	0.7%	2,856	*

Income from discontinued operations, net of tax	848	0.1%	5,657	0.7%	4,809	*

Income (loss) before cumulative effect of change in accounting principle	(392,506)	(58.1)%	(41,893)	(5.3)%	350,613	*
Cumulative effect of change in accounting principle for asset retirement obligations	(9,031)	(1.2)%	—	—	9,031	*

Net income (loss)	$(401,537)	(59.3)%	$(41,893)	(5.3)%	$359,644	*

*: Percentage is not meaningful

Net revenues for 2006 increased by $111.5 million, or 16.5%, from 2005. Of this increase, $106.2 million, or 95.3%, was attributable to CCUSA and $5.3 million, or 4.7%, was attributable to CCAL. The increase for 2006 resulted from an increase in site rental revenues of $99.6 million, which represents 89.4% of the overall increase in net revenues. The balance of the increase was related to network services and other revenues.

The increase in site rental revenue for 2006 was primarily driven by the following that occurred during or after 2005: (1) new tenant additions (or modifications to existing installations) of $51.0 million, (2) the leases (as originally acquired) related to the combined 941 towers from Trintel and Mountain Union of $21.6 million, and (3) an increase in non-cash straight-line rents of $16.3 million primarily relating to the renewal of certain leases. As a result of our long-term (five to 10 year) contracts with our customers, in any given year in excess of 90% of our site rental revenue, excluding acquisitions, is contracted for in a prior year and are of a recurring nature.

Network services and other revenues for 2006 increased by $11.9 million, or 14.9%, from 2005. The increase in the network services and other revenues reflect both the demand by our tenants for space on our towers and the variable nature of the network services business as these revenues are typically not under long-term contract.

Site rental gross margins (site rental revenues less site rental costs of operations) for 2006 increased by $84.5 million, or 21.1%, from 2005. Site rental gross margins as percentage of site rental revenues increased by 2.6 percentage points to 69.5% for 2006. The incremental margin of $84.5 million represents 84.8% of the related increase in site rental revenues for 2006. The increase in the site rental gross margin percentage and the related high incremental margin percentage was driven by new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers.

General and administrative expenses for 2006 decreased by $9.6 million to 12.1% of total net revenue from 15.6% for 2005. General and administrative expenses for 2006 included stock-based compensation expense of $14.7 million, which represents a decrease of $3.8 million from 2005. Stock-based compensation expense decreased from 2005 primarily as a result of accelerated vesting of shares of restricted common stock during 2005 based on the performance of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.” General and administrative expenses were also reduced via the consolidation of certain management functions in 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

Corporate development expenses for 2006 were $8.8 million, an increase of $4.5 million from $4.3 million for 2005. This increase was primarily attributable to an increase in salary costs related to Modeo within Emerging Businesses.

Depreciation, amortization and accretion for 2006 increased by $4.1 million, or 1.5%, from 2005. The increase was primarily attributable to the acquisition of the combined 941 Trintel and Mountain Union towers by CCUSA and an increase in our tower assets as a result of capital expenditures for both the modification to and maintenance on tower assets (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investing Activities” for a further discussion of our capital expenditures), offset by the effects of the Portfolio Extension Program that resulted in increases in the useful life of our towers resulting from the purchase of, or extension of ground leases relating to, the land on which our towers reside. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Cash Obligations.”

Losses on the purchases and redemptions of debt for 2006 decreased by $278.0 million from 2005. The decrease is primarily related to refinancing activities in 2005 that were completed to reduce our weighted average cost of debt and simplify our capital structure. For 2005, the loss of $283.8 million related to the purchase and redemption of $1.6 billion of our debt securities repaid with proceeds from the 2005 Tower Revenue Notes.

Interest expense and amortization of deferred financing costs for 2006 increased by $28.5 million from 2005. The increase is primarily attributable to the approximately $1.2 billion increase in debt, including the borrowings under the 2006 Credit Facility in June 2006 and the 2006 Tower Revenue Notes, offset by the refinancing of debt in June 2005, which reduced the weighted average coupon on our debt, and the repayment of our previously outstanding credit facility entered into in July 2005 (“2005 Credit Facility”).

Our financing activities in 2005 and 2006 reflect (1) our focus to decrease our cost of debt and (2) our desire to position ourselves to have the financial flexibility to utilize our internally generated capital for investments which we believe satisfy our investment return criteria, including opportunistic share purchases, new assets and further investments in our existing assets (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion).

Minority interests primarily represent the minority shareholder’s 22.4% interest in the CCAL operations.

Income from discontinued operations of $5.7 million for 2006, relates primarily to the reversal of liabilities previously established in conjunction with the sale of our former CCUK operations, as a result of the termination of related contingencies during 2006. Income from discontinued operations for 2005, relates primarily to OpenCell, which was sold on May 9, 2005.

The cumulative effect of change in accounting principle for asset retirement obligations in 2005 represents the charge recorded upon adoption of FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—An interpretation of FASB Statement No. 143 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Impact of Recently Issued Accounting Standards” for more information).

The dividends on preferred stock in 2006 of $20.8 million are related to our 6.25% Convertible Preferred Stock. The decrease in the preferred stock dividends of $28.6 million from 2005 relates to the redemption of the 8 1/4% Convertible Preferred Stock in December 2005. See note 10 to our consolidated financial statements.

Comparison of Years Ended December 31, 2006 and 2005—Operating Segments

See note 16 to our consolidated financial statements for a tabular presentation of the financial results for our operating segments. Our reportable operating segments for 2006 are (1) CCUSA, (2) CCAL, (3) Emerging Businesses, our Modeo business, and (4) Corporate Office and Other. Our financial results are reported to management and the Board of Directors in this manner.

Prior to January 1, 2006, Modeo and Crown Castle Solutions were included in the segment Emerging Businesses. Effective January 1, 2006, Crown Castle Solutions became part of CCUSA, an operational change that reflects our belief that a DAS can be an alternative to traditional tower leasing in circumstances in which a tower or other structure is not available or cannot be built due to zoning or other impediments. These changes in reportable segments were effective as of January 1, 2006, and segment information for all periods presented has been reclassified.

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

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, losses on purchases and redemptions of debt, interest and other income (expense), interest expense and amortization of deferred financing costs, benefit (provision) for income taxes, minority interests, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation charges (see note 12 to our consolidated financial statements). The calculation of Adjusted EBITDA for our operating segments is set forth in note 16 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA. Net revenues for 2006 increased by $106.2 million, or 17.1%, from 2005. Of the $106.2 million increase in net revenues, $94.4 million, or 88.9%, relates to site rental revenues. This increase represents approximately 94.8% of the consolidated increase in site rental revenues for this same period. Network services revenues for 2006 increased by $11.8 million from 2005. Network services revenues should continue to be somewhat volatile as these revenues, unlike site rental revenues, are typically not under long-term contract.

The increase in site rental revenue for 2006 was primarily driven by the following that occurred during or after 2005 (1) new tenant additions (or modifications to existing installations) of $46.3 million, (2) the leases (as originally acquired) related to the combined 941 towers acquired from Trintel and Mountain Union of $21.6 million and (3) an increase in non-cash straight-line rents of $16.6 million primarily relating to the renewal of certain leases. As mentioned previously, in excess of 90% of our site rental revenue, excluding acquisitions, is of a recurring nature.

General and administrative expenses for 2006 decreased by $0.8 million to 8.8% of total net revenues from 10.4% of total net revenues for 2005. General and administrative expenses for 2006 included stock-based compensation expense of $5.6 million, which represents a decrease of $1.9 million from 2005. Non-cash compensation charges decreased from 2005 primarily as a result of accelerated vesting of shares of restricted common stock during 2005 based on the performance of our stock (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards”). The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

Adjusted EBITDA for 2006 increased by $84.2 million, or 25.1%, from 2005. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers. More specifically, site rental gross margins increased by $79.7 million, or 21.5%, to 69.9% of site rental revenues, for 2006 from $370.4 million, or 67.4% of site rental revenues, for 2005. The $79.7 million incremental margin represents 84.4% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for 2006 increased by $81.0 million, or 114.8%, from 2005. The increase in operating income was primarily driven by (1) the aforementioned $79.7 million increase in site rental gross margin and (2) the $6.2 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services.

Net income (loss) for 2006 was an unfavorable reduction of $8.5 million from 2005. The change from net income to net loss was primarily driven by incremental interest expense of $89.4 million as a result of our issuance of debt during 2005 and 2006, including the 2005 Tower Revenue Notes, 2006 Tower Revenue Notes, the 2005 Credit Facility and the 2006 Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion), partially offset by the $81.0 million increase in operating income.

CCAL. Total net revenues for 2006 increased by $5.3 million, or 9.7%, from 2005. This increase is primarily driven by growth in site rental revenues, which reflects tenant additions (or modifications to existing installations) on our towers and escalations on existing leases with variable escalations that occurred during or after 2005. Our site rental revenues included a payment of $2.1 million for each of 2005 and 2006 related to a fee for the shortfall in a committed number of site licenses. See “Item 1. Business—The Company—CCAL.”

Adjusted EBITDA for 2006 increased by $7.4 million, or 33.6%, from 2005. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. More specifically, site rental gross margins increased by $6.6 million, or 22.2%, to 69.1% of site rental revenues, for 2006 from $29.8 million, or 62.7% of site rental revenues, for 2005. The $6.6 million incremental margin represents 127.1% of the related increase in site rental revenues, primarily reflecting an improvement in the costs to operate our CCAL towers.

Operating income (loss) for 2006 improved by $6.2 million from 2005. The change from operating loss to operating income is primarily due to the $6.6 million increase in gross margin from site rental revenues, offset slightly by an increase in general and administrative expenses as a result of increased employee related costs, including additional stock-based compensation expense as a result of both the modification of (1) Crown Castle Australia Pty. Ltd. Director and Employee Share Option Scheme (“CCAL Share Option Scheme”) to enable employees to require CCAL to periodically settle vested shares and options in cash and (2) certain awards issued under the CCAL Share Option Scheme.

Net loss for 2006 improved by $5.9 million from 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating income (loss), partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between 2006 and 2005 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Emerging Businesses. Emerging Businesses represent new strategic opportunities, or adjacent businesses, which we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core site rental business. Emerging businesses currently consist of our Modeo business. Modeo continues to explore a potential offering, as a wholesale network provider, of live digital television and audio broadcast and podcasting to mobile devices, utilizing the spectrum under our 1670-1675MHz U.S. nationwide license. See “Item 1. Business—The Company—Emerging Businesses” and “Item 1A. Risk Factors.”

The operating loss and net loss of $9.2 million and Adjusted EBITDA of ($8.0) million for 2006 consisted of the operating costs of Modeo, primarily payroll and related employee costs.

Corporate Office and Other. General and administrative expenses for 2006 decreased by $9.2 million, or 32.0%, from $28.8 million for 2005. General and administrative stock-based compensation expense for 2006 totaled $7.3 million a decrease of $3.4 million from 2005. Stock-based compensation expense decreased from 2005 as a result of accelerated vesting of shares of restricted common stock during 2005 based on the performance of our stock. General and administrative expenses were effectively reduced via the consolidation of certain corporate management functions in 2005.

Adjusted EBITDA for 2006 improved by $4.7 million, or 26.0%, from 2005, as a result of the factors mentioned above related to general and administrative expenses.

Net loss for 2006 was $24.8 million, inclusive of $5.5 million of income from discontinued operations, an improvement of $366.9 million from a loss of $391.8 million for 2005, which included $283.8 million of losses from the early retirement of debt and $65.2 million of interest expense that primarily related to debt purchased or redeemed in the second and third quarters of 2005. These borrowings were effectively replaced with the aforementioned borrowings by CCOC, within our CCUSA segment. The income from discontinued operations represents the reversal of liabilities previously established in conjunction with the sale of CCUK, as a result of the termination of related contingencies during 2006.

The following information is derived from our historical consolidated statements of operations for the periods indicated:

Comparison of Years Ended December 31, 2005 and 2004—Consolidated

	Year Ended December 31, 2004		Year Ended December 31, 2005
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percentage Change
	(In thousands of dollars)
Net revenues:
Site rental	$538,309	89.1%	$597,125	88.2%	$58,816	10.9%
Network services and other	65,893	10.9%	79,634	11.8%	13,741	20.9%

Total net revenues	604,202	100.0%	676,759	100.0%	72,557	12.0%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	184,273	34.2%	197,355	33.1%	13,082	7.1%
Network services and other	46,752	71.0%	54,630	68.6%	7,878	16.8%

Total costs of operations	231,025	38.2%	251,985	37.2%	20,960	9.1%
General and administrative	97,665	16.2%	105,361	15.6%	7,696	7.9%
Corporate development	1,455	0.2%	4,298	0.6%	2,843	195.4%
Restructuring charges (credits)	3,729	0.6%	8,477	1.3%	4,748	127.3%
Asset write-down charges	7,652	1.3%	2,925	0.4%	(4,727)	(61.8)%
Integration costs	—	—	—	—	—	—
Depreciation, amortization and accretion	284,991	47.2%	281,118	41.6%	(3,873)	(1.4)%

Operating income (loss)	(22,315)	(3.7)%	22,595	3.3%	44,910	201.3%
Losses on purchases and redemptions of debt	(78,036)	(13.0)%	(283,797)	(41.9)%	(205,761)	*
Interest and other income (expense)	(228)	—	1,354	0.2%	1,582	*
Interest expense and amortization of deferred financing costs	(206,770)	(34.2)%	(133,806)	(19.8)%	72,964	(35.3)%

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(307,349)	(50.9)%	(393,654)	(58.2)%	(86,305)	*
Benefit (provision) for income taxes	5,370	0.9%	(3,225)	(0.5)%	(8,595)	*
Minority interests	398	—	3,525	0.5%	3,127	*

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(301,581)	(50.0)%	(393,354)	(58.2)%	(91,773)	*
Discontinued operations:
Income (loss) from discontinued operations, net of tax	40,578	6.7%	(1,953)	(0.2)%	(42,531)	*
Net gain (loss) on disposal of discontinued operations, net of tax	494,110	81.9%	2,801	0.3%	(491,309)	*

Income (loss) from discontinued operations, net of tax	534,688	88.6%	848	0.1%	(533,840)	*

Income (loss) before cumulative effect of change in accounting principle	233,107	38.6%	(392,506)	(58.1)%	(625,613)	*
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(9,031)	(1.2)%	(9,031)	*

Net income (loss)	$233,107	38.6%	$(401,537)	(59.3)%	$(634,644)	*

*:	Percentage is not meaningful

Site rental revenues for 2005 were $597.1 million, an increase of $58.8 million, or 10.9%, from 2004. Of this increase, $51.6 million, or 87.8%, was attributable to CCUSA and $7.2 million, or 12.2%, was attributable to CCAL. The revenue growth was primarily driven by site rental revenues from new tenant additions (or modifications to existing installations) in 2005 on existing towers and, to a lesser extent, (1) contractual escalations on existing leases with variable escalations, (2) new towers built or acquired in 2005, and (3) renewal of certain leases and associated step up in the straight-line rents.

Network services and other revenues for 2005 were $79.6 million, an increase of $13.7 million, or 20.9%, from 2004. This increase was primarily attributable to a $10.9 million increase from CCUSA, and a $2.8 million increase from CCAL, and reflects the variable nature of the network services business as these revenues are typically not under long-term contract.

Site rental costs of operations for 2005 were $197.4 million, an increase of $13.1 million from 2004. This increase was primarily attributable to cost increases of $11.1 million for CCUSA and $1.6 million for CCAL. Such cost increases relate to normal and customary increases in ground rentals on leases with variable escalations, repairs and maintenance, employee compensation and related benefits, property taxes and $2.9 million of operating costs related to the towers acquired from Trintel in August 2005. Network services and other costs of operations for 2005 were $54.6 million, an increase of $7.9 million from 2004. This increase was primarily attributable to a $7.7 million increase in costs from CCUSA and a $0.2 million increase in costs from CCAL.

Site rental gross margins increased by $45.7 million, or 12.9%, to $399.8 million, or 66.9% of site rental revenues, for 2005, from $354.0 million, or 65.8% of site rental revenues, for 2004. The $45.7 million incremental margin represents 77.8% of the related increase in site rental revenues for 2005, reflecting the relatively fixed nature of the costs to operate our towers.

General and administrative expenses were $105.4 million, or 15.6% of total net revenues, including $18.5 million of stock-based compensation charges, for 2005, an increase of $7.7 million from $97.7 million, or 16.2% of total net revenues, including $12.3 million of stock-based compensation charges, from 2004. Stock-based compensation charges increased $6.2 million as a result of accelerated vesting of shares of restricted common stock based on performance of our stock in 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.”

Corporate development expenses for 2005 were $4.3 million, an increase of $2.8 million from $1.5 million for 2004. This increase was primarily attributable to an increase in salary costs related to Modeo within Emerging Businesses.

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

Depreciation, amortization and accretion for 2005 was $281.1 million, a decrease of $3.9 million, or 1.4%, from 2004. This decrease was primarily attributable to the portfolio extension program in the U.S., which is designed to either purchase the land on which our towers reside or renegotiate and extend the terms of the ground leases, subleases, and licenses relating to the land on which our U.S. towers are located, partially offset by:

(1)	the acquisition of 467 towers from Trintel in August 2005, and

(2)	an increase in our tower assets as a result of capital expenditures for the construction, modification and maintenance of tower assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our capital expenditures.

Losses on purchases and redemptions of debt for 2005 were $283.8 million and relate to the purchase and redemption of $1.6 billion carrying value of high yield and convertible debt. These purchases and redemptions in conjunction with the issuance of the 2005 Tower Revenue Notes were completed to lower our future cash interest payments and simply our capital structure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest expense and amortization of deferred financing costs for 2005 was $133.8 million, a decrease of $73.0 million, or 35.3%, from 2004. This decrease was primarily attributable to the purchases and repayments of outstanding debt during 2004 and 2005. These financing transactions were completed to lower our future cash interest payments and simplify our capital structure. The reductions in outstanding debt during 2004 included (1) $1.3 billion for CCOC’s former credit agreement with a syndicate of banks (“2000 Credit Facility”), which was repaid in August 2004 via proceeds from the sale of CCUK and (2) $48.0 million of 4% Convertible Senior Notes via purchases in December 2004. The reductions in outstanding debt during 2005 included $1.6 billion purchase of notes and $180.0 million repayment on the Crown Atlantic Credit Facility partially offset by $295.0 million in borrowings under the 2005 Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Minority interests represent the minority shareholders 22.4% interest in CCAL and, through November 4, 2004, Verizon’s 37.245% interest in Crown Atlantic. On November 4, 2004, we acquired the remaining 37.245% equity interest in Crown Atlantic.

Income from discontinued operations in 2005 represents the loss from operations of OpenCell and the net gain on sale of OpenCell. Income from discontinued operations in 2004 primarily relates to the results from operations of CCUK and the net gain on sale of CCUK.

The cumulative effect of change in accounting principle for asset retirement obligations represents the charge recorded upon adoption of FIN 47. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Impact of Recently Issued Accounting Standards” for more information.

Comparison of Years Ended December 31, 2005 and 2004—Operating Segments

CCUSA. Net revenues for 2005 were $622.2 million, a net increase of $62.6 million, or 11.2%, from 2004. Of the $62.6 million overall increase in net revenues, $51.7 million relates to site rental revenues. The $51.7 million increase in site rental revenues for 2005 was primarily driven by new tenant additions (or modifications to existing installations) on our towers and, to a lesser extent, (1) contractual escalations on existing leases with variable escalations, (2) new towers acquired or built since the end of the third quarter of 2004 and (3) renewal of certain leases and associated step up in the straight-line rents. This increase represents approximately 87.8% of the consolidated increase in site rental revenues for this same period. As mentioned previously, in excess of 90% of our site rental revenue, excluding acquisitions, has been contracted for in a prior year. Network services revenues total $72.5 million for 2005 should continue to be somewhat volatile as these revenues are typically not under long-term contract.

General and administrative expenses were $64.8 million, or 10.4% of total net revenues, including $7.4 million of stock-based compensation charges, for 2005, an increase of $2.8 million from $62.0 million, or 11.1% of total net revenues, including $6.4 million of stock-based compensation charges, for 2004. Stock-based compensation charges increased $1.0 million primarily as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.”

Adjusted EBITDA for 2005 was $335.3 million representing a net increase of $42.2 million, or 14.4%, from 2004. Adjusted EBITDA was positively impacted by the high incremental margin from new tenant additions (or modifications to existing installations) on existing towers. More specifically, site rental gross margins increased by $40.5 million, or 12.3%, to $370.4 million, or 67.4% of site rental revenues, for 2005, from 66.2% of site rental revenues for 2004. The $40.5 million incremental margin represents 78.4% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating income for 2005 was $70.6 million, a net increase of $49.3 million from 2004. The increase in operating income is primarily driven by the $40.5 million increase in site rental gross margin.

Net income (loss) for 2005 was $1.8 million, an improvement of $46.8 million from 2004. The improvement of $46.8 million in net income (loss) is primarily driven by:

(1)	the $40.5 million increase in site rental gross margin; and

(2)	the $14.3 million improvement in losses of purchases on redemptions of debt as a result of a $13.9 million loss on the repayment of the 2000 Credit Facility in 2004 (not repeated in 2005); partially offset by

(3)

an $11.0 million increase in interest expense and amortization of deferred financing costs as a result of incremental interest charges related to the 2005 Tower Revenue Notes issued in June 2005 with a weighted average interest rate of 4.89% and borrowings under the 2005 Credit Facility and reductions in interest charges as a result of the repayment of the 2000 Credit Facility during the third quarter of 2004 and the reduction of the Crown Atlantic Credit Facility via regular payments throughout 2004 and 2005 up to the repayment date in June 2005 (see also note 7 to our consolidated financial statements for further discussion of debt transactions); and

(4)	$7.9 million incremental expense from the cumulative effect of adopting FIN 47. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting and Reporting Matters—Impact of Recently Issued Accounting Standards” for further discussion of FIN 47.

See note 16 to our consolidated financial statements for a reconciliation from net income (loss) to Adjusted EBITDA.

CCAL. Total net revenues for 2005 were $54.6 million, a net increase of $9.9 million, or 22.3%, from 2004. Approximately 70% of this increase relates to growth in site rental revenues, with the remaining approximately 30% related to growth in service revenues. The site rental revenue growth was primarily driven by new tenant additions (or modifications to existing installations) on our towers and, to a lesser extent, contractual escalations on existing leases with variable escalations. Our site rental revenues included a contractual payment of $2.1 million and $2.1 million for 2004 and 2005, respectively, related to a fee for the shortfall in contractually committed licenses.

Adjusted EBITDA for 2005 was $22.1 million, a net increase of $7.3 million, or 49.0%, from 2004. Adjusted EBITDA was positively impacted by the incremental margin from the new tenant additions (or modifications to existing installations) on existing towers. Site rental gross margins increased by $5.6 million, or 23.1%, to $29.8 million, or 62.7% of site rental revenues, for 2005, from $24.2 million, or 60.0% of site rental revenues, for 2004. The $5.6 million incremental margin represents 78.1% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Operating loss for 2005 was $5.7 million, an improvement of $6.7 million from 2004. The improvement in operating loss is primarily due to the $5.6 million increase in gross margin from site rental revenues and the $2.6 million increase in gross margin from network service revenues, offset by a $1.2 million increase in general and administrative expenses as a result of increased employee related costs.

Net loss for 2005 was $7.0 million, an improvement of $5.3 million from 2004. The decrease in net loss is primarily driven by the aforementioned factors that resulted in the operating loss improvement. See note 16 to our consolidated financial statements for a reconciliation of net income (loss) to Adjusted EBITDA.

The increases and decreases between 2005 and 2004 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods.

Emerging Businesses. The operating loss and net loss of $4.6 million and $4.5 million, respectively, and negative Adjusted EBITDA of $4.1 million for 2005 is associated with the operating costs of Modeo.

Corporate Office and Other. General and administrative expenses were $28.8 million, including $10.7 million of stock-based compensation charges, for 2005, an increase of $5.4 million from $23.4 million, including $5.8 million of stock-based compensation charges, for 2004. Stock-based compensation charges increased $4.9 million primarily as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.”

Negative Adjusted EBITDA for 2005 was $18.3 million, an improvement of $0.8 million, or 4.2%, from 2004. The negative Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions.

Net loss for 2005 was $391.8 million, compared to net income of $292.2 million for 2004. The reduction in net income of $684.0 million is primarily the result of $539.0 million income from discontinued operations of CCUK, including the $494.1 million net gain on sale of CCUK in 2004 (not repeated in 2005), $283.8 million losses on purchases and redemption of debt, an increase in losses on purchases and redemption of debt of $220.0 million, due to (1) the purchases of $1.5 billion combined face value of the 4% Convertible Senior Notes, 10 3/4% senior notes due 2011 (“10 3/4% Senior Notes”), 9 3/8% senior notes due 2011 (“9 3/8% Senior Notes”), 7.5% senior notes due 2013, and

7.5% Series B senior notes due 2013 in 2005 and (2) the redemption of the combined $52.9 million of 9% senior notes due 2011 (“9% Senior Notes”), 9 1/2% senior notes due 2011, 10 3/8% senior discount notes due 2011, and 11 1/4% senior discount notes due 2011, $4.9 million from our share of losses incurred by unconsolidated affiliates, partially offset by a $83.5 million reduction in interest expense and amortization of deferred financing costs to $65.2 million driven by the resultant lower interest expense from the aforementioned purchases, redemptions, and repayment of long-term debt in 2004 and 2005. See note 16 to our consolidated financial statements for a reconciliation of net income (loss) to Adjusted EBITDA.

Compensation Charges Related to Restricted Stock Awards

During 2003, 2004 and 2005, we granted approximately 5.9 million, 1.4 million and 0.8 million shares, respectively, of restricted common stock to our executives and certain employees including employees of the former CCUK. These shares were to vest in various annual amounts over their respective service period, ranging from four to five years, with provision for accelerated vesting based on the market performance of our common stock. In addition, the 2005 shares awarded to executives contained an additional market performance target that had to be achieved in order for the shares to time vest, if the award had not accelerated vested. In connection with these restricted shares, we were to recognize stock-based compensation charges over the vesting period for the awards granted in 2003, 2004 and 2005. The weighted average grant-date per share fair value of the grants in 2003, 2004 and 2005 was $4.21, $13.99 and $16.76, respectively. The market performance of our common stock reached the third and final target level for accelerated vesting on April 27, 2004 for the awards granted in 2003, on September 16, 2005 for the awards granted in 2004, and November 29, 2005 for the awards granted in 2005.

A summary of accelerated vesting charges recorded in continuing operations, by year, for the restricted common stock granted in years 2003 to 2005 is as follows:

			Accelerated Vesting Charge for the Years Ended,
Grant Year	Grant Recipients	Early Vesting Date	2004	2005	2006	Total
			(In thousands of dollars)
2003	Executives and non-executive employees	April 29, 2003	$—	$—	$—	$—
		July 30, 2003	—	—	—	—
		April 27, 2004	4,261	—	—	4,261

			$4,261	$—	$—	$4,261

2004	Executives and non-executive employees	October 27, 2004	$2,495	$—	$—	$2,495
		July 19, 2005	—	1,957	—	1,957
		September 16, 2005	—	2,993	—	2,993

			$2,495	$4,950	$—	$7,445

2005	Executives	July 19, 2005	$—	$1,570	$—	$1,570
		August 30, 2005	—	1,962	—	1,962
		November 29, 2005	—	1,943	—	1,943

			$—	$5,475	$—	$5,475

2005	Non-executive employees	July 19, 2005	$—	$1,312	$—	$1,312
		August 30, 2005	—	1,874	—	1,874
		November 29, 2005	—	1,603	—	1,603

			$—	$4,789	$—	$4,789

	Total Accelerated Vesting Charge		$6,756	$15,214	$—	$21,970

We recognized combined stock-based compensation charges (inclusive of the accelerated vesting charges in the above table) from continuing operations of $12.6 million and $18.1 million in 2004 and 2005, respectively, related to the restricted stock awards granted in 2003, 2004 and 2005. See also note 12 to our consolidated financial statements for further discussion of these and other stock-based compensation awards.

In 2006, we granted 1.2 million shares of restricted stock to our executives and certain employees including 0.5 million retention awards, 0.6 million performance awards and 0.1 million one-off awards. The awards have a weighted average requisite service period of approximately 2.5 years and a weighted average grant-date fair value per share of $23.63. The performance restricted stock awards issued to certain employees contain provisions for accelerated vesting based on the market performance of our stock. Additionally, the performance and retention awards for the executives contain an additional market performance target that must be achieved in order for any remaining unvested shares to vest after three to four years. None of the 2006 awards have accelerated vested as of December 31, 2006. We recognized stock-based compensation expense related to restricted stock awards of $12.3 million for 2006. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2006 is $15.4 million and is estimated to be recognized over a weighted average period of 1.7 years. See note 12 to our consolidated financial statements.

In February 2007, we granted 1.3 million shares of restricted stock to our executives and certain employees, including 0.6 million performance and one-off restricted stock awards and 0.7 million integration restricted stock awards. The integration restricted stock awards were granted to executives and employees deemed to be integral to the successful integration of Global Signal. See note 20 to our consolidated financial statements.

We believe stock-based compensation is an important part of our overall compensation strategy that promotes employee retention and aligns the employee’s compensation with our performance and the interests of our shareholders.

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. As such, we may continue to:

(1)	acquire or build new towers, extend leaseholds on our land, acquire the land on which our towers are located, and make improvements to existing towers,

(2)	utilize a portion of our available cash balances and debt capacity to purchase our own common stock or preferred stock from time to time as market prices make such investments attractive, and

(3)	to a lesser extent, make investments in emerging businesses that we believe are complementary to our core tower leasing business when the expected returns from such investments meet our investment return criteria.

Our goal is to maximize long-term net cash from operating activities and fund all non-discretionary capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our pre-existing cash. However, due to risk factors, including those set forth herein and in “Item 1A. Risk Factors,” there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash from operating activities, in addition to improving operating results, we have lowered interest rates on debt through attractive refinancing opportunities. We may also incur additional indebtedness on a discretionary basis to fund discretionary investments.

Our long-term business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. We expect that the majority of our discretionary investments will occur in connection with strategic tower acquisitions like the Global Signal Merger in January 2007, purchases of common or preferred stock, modifications and reinforcements of our existing towers for new tenant additions, purchases of land under our towers, selected new tower builds and, to a lesser extent, investments in adjacent businesses such as Modeo. We may incur additional indebtedness on a discretionary basis to fund these investments. Our long-term business strategy may be influenced over the near term as a result of the debt and equity financing of the Global Signal Merger and the related commitment of time and expense to the execution of the integration of Global Signal’s business.

Liquidity Position. As of December 31, 2006 (Post-Merger, and after giving effect to the 2007 Term Loan and the January 2007 Stock Purchase), we had consolidated cash and cash equivalents of $139.4 million (exclusive of restricted cash of $137.5 million), consolidated long-term and short-term debt of $5,945.5 million, consolidated redeemable preferred stock of $312.9 million and consolidated stockholders equity of $3,533.3 million. We also had $250.0 million of availability under our 2007 Revolver.

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows) is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$121,501	$204,912	$275,759

The net cash provided by operating activities for 2006 increased by $70.8 million from 2005 due primarily to growth in our core site leasing and a decrease in cash interest paid. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments.

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

A summary of our capital expenditures (including the total capital expenditures, which can be found on our consolidated statement of cash flows) is as follows:

	Years Ended December 31,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2005	2006	2005	2006	2005	2006
	(In thousands of dollars)
CCUSA	$11,874	$8,005	$42,006	$70,157	$53,880	$78,162
CCAL	1,877	1,176	753	3,668	2,630	4,844
Emerging Businesses	49	92	8,074	41,689	8,123	41,781
Corporate Office and Other	45	33	—	—	45	33

Consolidated	$13,845	$9,306	$50,833	$115,514	$64,678	$124,820

For 2006, total capital expenditures increased $60.1 million, or 93.0%, from 2005. The increase in revenue generating capital expenditures is primarily driven by:

(1)	a $33.7 million increase in capital expenditures by Emerging Businesses that is attributable to the development of the Modeo network (see “Item 1. Business—The Company—Emerging Businesses”); and

(2)

a $17.7 million increase in land purchases to $27.5 million as a result of executing our Portfolio Extension Program to either purchase the land on which our towers reside or renegotiate and extend the terms of ground leases, subleases and licenses related to our towers.

Our decisions regarding enhancement of towers, the construction of new towers and DAS, land purchases and investments in emerging businesses, such as Modeo, are discretionary and depend upon expectations of achieving acceptable risk-adjusted returns (given current market conditions). Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Acquisition of Mountain Union. On July 1, 2006, we acquired approximately 98% of the outstanding equity interests of Mountain Union for approximately $305 million. In January 2007, we acquired the remaining approximately 2% interest for $4.8 million. We utilized borrowings under the 2006 Credit Facility to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. Mountain Union’s assets at closing included 474 completed towers as well as 77 towers in various stages of development. Mountain Union’s completed towers at closing are expected to produce approximately $26 million in annualized site rental revenue and approximately $18.2 million in annualized site rental gross margin. We believe the acquisition of the towers from Mountain Union is consistent with our mission, which is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. We also believe acquiring these towers from Mountain Union is consistent with our strategy of increasing recurring revenue and cash flow. We expect to incur minimal additional general and administrative expenses as a result of this acquisition. The Mountain Union tower portfolio has concentrations in markets such as Puerto Rico, Los Angeles, Denver, Phoenix and Las Vegas. See note 12 to the consolidated financial statements.

Acquisition of Global Signal. On October 5, 2006, we entered into a definitive agreement to merge Global Signal into a subsidiary of ours in a stock and cash transaction valued at approximately $4.0 billion exclusive of the debt that remained outstanding as obligations of the Global Signal entities we acquired. We completed the Global Signal Merger on January 12, 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Current Year Highlights and Recent Developments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

Investment in FiberTower. On August 29, 2006, FiberTower and First Avenue Networks, Inc. completed an all-stock merger transaction contemplated by a definitive merger agreement dated May 14, 2006. Prior to the FiberTower Merger, we owned approximately a 36% minority interest position in FiberTower, which was accounted for under the equity method. Following the FiberTower Merger transaction, we own approximately 18.7% of the outstanding equity interests in the combined company. Our investment in FiberTower is subject to certain transfer restrictions that terminate in August 2007 or earlier. As a result of the FiberTower Merger, we wrote up the carrying value of the investment by $144.6 million, to $204.0 million, and recorded an offsetting adjustment to stockholders equity. As of December 31, 2006 and January 31, 2007, the carrying value of the investment in FiberTower (NASDAQ: FTWR) is $155.0 million and $137.8 million, respectively (at a per FiberTower share price of $5.88 and $5.23, respectively) and is included in available-for-sale securities on our consolidated balance sheet. As of January 31, 2007, the unrealized gain included in accumulated other comprehensive income totaled $2.1 million. See notes 1 and 6 to our consolidated financial statements. See “Item 1A. Risk Factors.”

Financing Activities

For 2004, 2005 and 2006, our net cash provided by (used for) financing activities was $(1.7) billion, $(445.6) million and $678.9 million, respectively. These amounts are largely due to (1) financing transactions we have completed in an effort to simplify our capital structure at attractive rates while maintaining our targeted leverage ratio and (2) purchases of our own stock, as we continue to invest in opportunities we believe will drive long-term shareholder value. As a result of these financing activities and those occurring in the beginning of 2007, we have significantly increased our debt and future interest expense obligations. We expect interest expense and amortization of deferred financing costs of between approximately $348 million to $353 million for the full year 2007. We expect to generate sufficient cash flow from operations to fund our interest expense obligations. The following is a summary of the significant financing transactions we completed in 2006 and the beginning of 2007.

2006 Tower Revenue Notes. We issued $1.55 billion of 2006 Tower Revenue Notes through certain of our subsidiaries (“Issuers”) in November 2006 as additional debt securities under the existing indenture pursuant to which the 2005 Tower Revenue Notes were issued in 2005. The 2006 Tower Revenue Notes have a weighted average fixed interest rate of approximately 5.71% (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities—Interest Rate Swaps” below) and 78.6% of the outstanding balance was rated investment grade. The 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes are secured by the personal property, license agreements, revenues or distributions related to substantially all of our U.S. (including Puerto Rico) towers as of the date of issuance of the 2006 Tower Revenue Notes. The 2006 Tower Revenue Notes require interest payments monthly, have an anticipated repayment date of November 2011 and may be voluntarily prepaid after two years from issuance upon payment of applicable prepayment consideration. If the 2006 Tower Revenue Notes are not paid in full by the anticipated repayment date of November 2011, then adverse consequences occur including additional interest on the 2005 Tower Revenue Notes, the 2006 Tower Revenue Notes and any other notes issued under the Amended Indenture (collectively, “Notes”) and the application of the Issuers’ excess cash flow to repay principal of the Notes.

If the Issuers’ debt service coverage ratio (“DSCR”) falls below 1.75 times as of the end of any calendar quarter, then all excess cash flow of the Issuers will be deposited in a reserve account instead of being released to us (with the exception of funds required to meet the debt service requirements of CCIC and our subsidiaries) until the DSCR exceeds such level for two consecutive quarters. All funds on deposit in the reserve account along with future excess cash flows of the Issuers will be applied to prepay the Notes with applicable prepayment consideration. If the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, then the Issuers will be required to make principal payments out of their excess cash flow until the DSCR exceeds such level and funds will not be available to CCIC.

See note 7 to our consolidated financial statements for further discussion of the 2006 Tower Revenue Notes and the amendments to the indenture pursuant to which the 2005 Tower Revenue Notes were issued.

Proceeds from the 2006 Tower Revenue Notes were primarily used to repay the 2006 Credit Facility and to fund most of the Cash Consideration of the Global Signal Merger. A summary of the use of proceeds from the issuance of the 2006 Tower Revenue Notes is as follows:

(In thousands of dollars)
2006 Credit Facility repayment, (see below)	$1,014,195
Global Signal Cash Consideration	493,345
Swap termination payments (see below)	15,274
Fund reserve accounts	4,321
Underwriting fees and expenses	20,608
Third party deal expenses	2,257

$1,550,000

2006 Credit Facility. On June 1, 2006, we entered into the now terminated 2006 Credit Facility, a $1.25 billion credit facility with a syndicate of lenders, consisting of a $1.0 billion term loan (“2006 Term Loan”) and a $250 million revolver. A portion of the proceeds of the 2006 Term Loan were used to repay the 2005 Credit Facility, under which $295 million was outstanding at the time of repayment, and to fund the acquisition of Mountain Union for approximately $305 million. The remaining proceeds of the 2006 Credit Facility were utilized to purchase our common stock. On November 29, 2006, we terminated the 2006 Credit Facility and repaid the remaining approximate $1.0 billion outstanding balance of the 2006 Term Loan. The termination of the 2006 Credit Facility resulted in a loss of $4.7 million, consisting of the write-off of unamortized deferred financing costs and a termination fee of $0.6 million.

2006 Mortgage Loan. At the closing of the Global Signal Merger in January 2007, the 2006 Mortgage Loan remained outstanding as obligations of certain of the Global Signal entities we acquired. The 2006 Mortgage Loan was completed by the Global Signal entities in February 2006 through three wholly-owned special purpose entities (all of which are now indirect subsidiaries of ours), Global Signal Acquisitions II LLC, Global Signal Acquisitions LLC and Pinnacle Towers LLC and its thirteen subsidiaries (“2006 Borrowers”) who borrowed $1.55 billion under three mortgage loans made payable to Global Signal Trust III which issued $1.55 billion in commercial mortgage pass through certificates. We will consolidate our subsidiaries, but will not consolidate Global Signal Trust III into our financial statements. The 2006 Mortgage Loan has a weighted average fixed interest rate of approximately 5.69% and 92.1% was rated investment grade. We will record a fair value adjustment of $3.1 million to decrease the value of the 2006 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.74%.

The 2006 Mortgage Loan requires monthly interest payments until its contractual repayment date in February 2011. The 2006 Mortgage Loan is secured by, among other things, (1) mortgage liens on the 2006 Borrowers’ interests (fee, leasehold or easement) in over 80% of their respective communications sites, (2) a security interest in substantially all of the 2006 Borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the 2006 Borrowers.

On a monthly basis, the excess cash flows from the 2006 Borrowers, after the payment of principal, interest, reserves and expenses, are distributed to us. If the DSCR, defined in the 2006 Mortgage Loan as the net cash flow for the towers for the immediately preceding 12 calendar month period divided by the amount of interest that we will be required to pay over the succeeding 12 months on the 2006 Mortgage Loan, as of the end of any calendar quarter falls to 1.35 times or lower, then all excess cash flow of the 2006 Borrowers will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.35 times for two consecutive calendar quarters. If the DSCR falls below 1.20 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the 2006 Borrowers will be applied to prepay the 2006 Mortgage Loan with applicable prepayment consideration.

The 2006 Borrowers may not prepay the 2006 Mortgage Loan in whole or in part at any time prior to February 28, 2008, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the towers securing the 2006 Mortgage Loan). Thereafter, prepayment is permitted upon payment of any applicable prepayment consideration. If the prepayment occurs within three months of the February 2011 monthly payment date, no prepayment consideration is due.

The 2006 Mortgage Loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the 2006 Borrowers are prohibited from incurring additional indebtedness or further encumbering their assets.

2004 Mortgage Loan. At the closing of the Global Signal Merger in January 2007, the 2004 Mortgage Loan remained outstanding as obligations of certain of the Global Signal entities we acquired. The 2004 Mortgage Loan was completed by Global Signal in December 2004 through the special purpose entities (all of which are now indirect subsidiaries of ours), Pinnacle Towers Acquisitions Holdings LLC and five of its direct and indirect subsidiaries (“2004 Borrowers”) which borrowed $293.8 million under a mortgage loan made payable to Global Signal Trust II which issued $293.8 million in commercial mortgage pass through certificates. We will consolidate our subsidiaries, but will not consolidate Global Signal Trust II into our financial statements. The principal amount of the 2004 Mortgage Loan is divided into seven classes, each having a different level of seniority. The 2004 Mortgage Loan has a weighted average fixed interest rate of approximately 4.74% and 86.7% was rated investment grade. We will record a fair value adjustment of $9.1 million to decrease the value of the 2004 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.78%.

The 2004 Mortgage Loan requires monthly interest payments until its maturity in December 2009 when the unpaid principal balance will be due. The 2004 Mortgage Loan is secured by, among other things, (1) mortgage liens on the 2004 Borrowers’ interests (fee, leasehold or easement) in substantially all of their communications sites, (2) a security interest in substantially all of the 2004 Borrowers’ personal property and fixtures and (3) a pledge of the capital stock (or equivalent equity interests) of each of the 2004 Borrowers.

On a monthly basis, the excess cash flows from the 2004 Borrowers, after the payment of principal, interest, reserves and expenses, are distributed to us. If the DSCR, defined in the 2004 Mortgage Loan as the net cash flow for the towers for the immediately preceding 12 calendar month period divided by the amount of interest that we will be required to pay over the succeeding 12 months on the 2004 Mortgage Loan, as of the end of any calendar quarter falls to 1.30 times or lower, then all excess cash flow of the 2004 Borrowers will be deposited into a reserve account instead of being released to us. The funds in the reserve account will not be released to us until the DSCR exceeds 1.30 times for two consecutive calendar quarters. If the DSCR falls below 1.15 times as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the 2004 Borrowers will be applied to prepay the 2004 Mortgage Loan.

Prepayment of the 2004 Mortgage Loan is permitted upon payment of any applicable prepayment consideration. If the prepayment occurs within three months of the December 2009 monthly payment date, no prepayment consideration is due.

The 2004 Mortgage Loan documents include covenants customary for mortgage loans subject to rated securitizations. Among other things, the 2004 Borrowers are prohibited from incurring additional indebtedness or further encumbering their assets.

2007 Revolver and 2007 Term Loan. On January 9, 2007, CCOC entered into the 2007 Credit Agreement with a syndicate of lenders, pursuant to which such lenders agreed to provide the 2007 Revolver in the amount of $250.0 million, which matures in January 2008. The proceeds of the 2007 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our securities. Availability under the 2007 Revolver at any time will be determined by certain financial ratios. On January 26, 2007, CCOC entered into a term loan joinder pursuant to which lenders agreed to provide CCOC with the 2007 Term Loan under the existing 2007 Credit Agreement. The 2007 Term Loan matures in January 2014. The proceeds of the 2007 Term Loan were used for the January 2007 Stock Purchase.

Borrowings under the 2007 Revolver and 2007 Term Loan bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread or LIBOR plus a credit spread. Interest on prime rate loans is due monthly, while interest on LIBOR loans is due at the end of the interest period (one, two, three or six months) for which such LIBOR rate is in effect.

The 2007 Revolver and 2007 Term Loan are secured by a pledge of certain equity interests of certain of our subsidiaries as well as a security interest in CCOC’s deposit accounts and securities accounts. The 2007 Revolver and 2007 Term Loan are guaranteed by CCIC. The 2007 Revolver and 2007 Term Loan contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults and cross-defaults to other indebtedness.

The 2007 Revolver and 2007 Term Loan require CCIC, CCOC and certain of its subsidiaries to maintain compliance with certain financial covenants and places certain restrictions on our ability or certain of our subsidiaries to, among other things, incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. On March 1, 2006, we entered into interest rate swaps (“March 2006 Interest Rate Swaps”), comprised of three five-year forward starting interest rate swap agreements with a combined notional amount of $1.9 billion, to fix our interest cash outflows, in contemplation of the expected future June 2010 refinancing of the $1.9 billion 2005 Tower Revenue Notes issued in June 2005. On December 15, 2006, we entered into two interest rate swaps (“December 2006 Interest Rate Swaps”) with a combined notional amount of $1.55 billion, to fix our interest cash outflows, in contemplation of the expected future November 2011 refinancing of the $1.55 billion 2006 Tower Revenue Notes issued in November 2006.

In 2006, the termination of the interest rate swaps entered into in January 2006 (“January 2006 Interest Rate Swaps”), the interest rate swaps entered into in June 2006 (“June 2006 Interest Rate Swaps”), and the interest rate swaps entered into in August 2006 (“August 2006 Interest Rate Swaps”), and resultant net cash settlement payments totaling $9.4 million were recorded as a charge to accumulated other comprehensive income, which will be amortized as an increase in interest expense over a five year period. The effective interest rate on the 2006 Tower Revenue Notes is approximately 5.83%, inclusive of the approximate 0.12% increase in the effective interest rate relating to the January 2006 Interest Rate Swaps, June 2006 Interest Rate Swap and August 2006 Interest Rate Swap and exclusive of the amortization of the deferred financing costs. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and note 7 to our consolidated financial statements.

In February 2007, we entered into interest rate swaps (“$1.55 Billion 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $1.55 billion, to fix our interest cash outflows, in contemplation of the expected future February 2011 refinancing of the $1.55 billion 2006 Mortgage Loan. In February 2007, we entered into interest rate swaps (“$294 Million 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $293.8 million, to fix our interest cash outflows, in contemplation of the expected future December 2009 refinancing of the $293.8 million 2004 Mortgage Loan. See Note 20 to our Consolidated Financial Statements.

Redemption of Notes. On August 1, 2006, we redeemed the outstanding 10 3/4% Senior Notes and 9 3/8% Senior Notes. We utilized approximately $12.7 million to redeem the $11.7 million in outstanding principal amount of the redeemed notes, including accrued interest of $0.6 million. The redemptions resulted in losses of $0.4 million for 2006.

Common Stock Activity. A summary of common stock activity for the year ended December 31, 2006 is as follows:

Year Ended December 31, 2006
(In thousands)
Shares outstanding at beginning of period	214,189
Restricted stock awards granted	1,219
Common stock purchased in the open market	(15,867)
Stock options exercised	2,542
Other activity	(2)

Shares outstanding at end of period	202,081

During 2004, 2005 and 2006, we purchased 3.4 million, 16.0 million and 15.9 million shares of our common stock, respectively, exclusive of shares of common stock purchased from the dividend paying agent following the issuance of the Convertible Preferred Stock dividend. We utilized $47.1 million, $310.1 million and $518.0 million in cash, respectively, to affect these purchases and paid an average price of $13.83, $19.44 and $32.64, respectively. We may choose to continue purchases of common stock in the future. On January 12, 2007, we issued approximately 98.1 million shares of common stock in the Global Signal Merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Acquisition of Global Signal.” On January 26, 2007, we purchased 17.7 million shares of common stock in a private transaction. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Current Year Highlights and Recent Developments.”

Preferred Stock Dividends. We have the option to pay dividends on our 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined) (see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). We are required to redeem all outstanding shares of our 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, we generally have the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8.6 million shares of common stock at 120% of the conversion price or $44.25.

Financing Restrictions. Our debt obligations require our subsidiaries to maintain certain financial covenants and place restrictions on the ability of our subsidiaries to, among other things, incur debt and liens, undertake transactions with affiliates or related persons, dispose of towers, or make distributions of property, securities, or equity, or make distributions of cash if certain covenants are breached. See note 7 of our consolidated financial statements for discussion of debt covenants.

Restricted Cash. Pursuant to the indenture agreement governing the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes, all rental cash receipts of the issuers of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes and their subsidiaries are restricted and held by the indenture trustee (“Indenture Trustee”) each month. The monies in excess of required reserve balances are subsequently released to us on the 15th calendar day following month end. In addition, all rental cash receipts of the entities who issued the 2004 Mortgage Loan and the 2006 Mortgage Loan are restricted and held in reserve. The restricted cash related to the 2004 Mortgage Loan and 2006 Mortgage Loan is released to us when the amount exceeds pre-established funding levels.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2006, Post-Merger and after giving effect to the 2007 Term Loan:

	Years Ending December 31,
Contractual Obligations (e) (h) (i)	2007	2008	2009	2010	2011	Thereafter	Totals
	(In thousands of dollars)
Long-term debt (a) (f) (g)	$4,500	$6,000	$299,825	$1,969,839	$3,106,000	$571,551	$5,957,715
Interest payments on long-term debt (a) (f) (g)	315,345	325,095	325,095	267,626	138,520	39,011	1,410,692
Capital lease obligations	2,454	1,731	1,336	443	386	356	6,706
Operating lease obligations (b)	183,781	168,209	155,410	140,961	134,145	1,470,656	2,253,162
Sprint property tax commitment (c)	13,670	14,043	14,422	14,809	15,234	229,018	301,196
Redeemable preferred stock (d)	—	—	—	—	—	318,050	318,050
Purchase commitments (j)	30,892	—	—	—	—	—	30,892

	$550,642	$515,078	$796,088	$2,393,678	$3,394,285	$2,628,642	$10,278,413

(a)	The 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are presented assuming payment in full is expected to occur on the anticipated repayment date in June 2010 and November 2011, respectively. See note 7 to our consolidated financial statements.
(b)	Amounts relate primarily to ground lease obligations for the land on which our towers reside, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights.
(c)	Reflects our commitment which remained effective at the closing of the Global Signal Merger to reimburse Sprint Nextel for property taxes on the Sprint sites acquired by Global Signal at an average rate of approximately $2,095 per site for 2007 escalated at 3% annually over the remaining life of the underlying ground lease assuming all renewal options are exercised.
(d)	Amounts are exclusive of 6.25% Convertible Preferred Stock dividends, which may be paid in cash or shares of common stock. See note 10 to our consolidated financial statements.
(e)	Pursuant to our ground leases we have a legal obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. The cash obligations disclosed in the above table, as of December 31, 2006, Post-Merger, are exclusive of estimated expected future cash outlays for asset retirement obligations of nearly $1.0 billion. As of December 31, 2006, Post-Merger, the present value of these asset retirement obligations was approximately $28.2 million.
(f)	Inclusive of the 2004 Mortgage Loan and the 2006 Mortgage Loan that remained outstanding at the closing of the Global Signal Merger and are presented assuming payment in full on the anticipated repayment dates of December 2009 and February 2011, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”
(g)	Reflects the 2007 Term Loan’s quarterly principal installments of $1.5 million and the remaining outstanding amount due in January 2014. In addition, we have an undrawn 2007 Revolver in the amount of $250.0 million. Interest payments on the floating rate are based on estimated rates in effect during the first quarter of 2007.
(h)	In addition to the obligations disclosed in the above table, our several interest rate swap agreements will require cash settlement to or from us on the effective date of the forward starting interest rate swaps. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.
(i)

In addition to the obligations disclosed in the above table, we are obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $12.0 million and expire on various dates through February 2008. At the closing of the Global Signal Merger, letters of credit and bonds in amounts aggregating $1.5 million that expire on various dates through 2008 remained outstanding as obligations of the Global Signal entities we acquired.
(j)	The Global Signal entities on the date of the Global Signal Merger had purchase agreements to acquire 193 tracts of land under our towers for $30.9 million.

The following table summarizes the remaining terms to expiration (including renewal terms at our option) of the ground leases, subleases, or licenses for the land on which our CCUSA towers reside as of December 31, 2006.

Remaining Term, In Years	Number of Towers	Percent of Total CCUSA Towers as of December 31, 2006
15+ years	5,366	46.6%
14 – 15 years	1,232	10.7%
12 – 13 years	832	7.2%
10 – 11 years	511	4.4%
8 – 9 years	442	3.8%
6 – 7 years	341	3.0%
4 – 5 years	201	1.8%
2 – 3 years	165	1.4%
0 – 1 year	114	1.0%

	9,204	79.9%

In addition to the towers discussed in the above table, we also acquired 10,749 towers through the Global Signal Merger, of which we lease, sublease or license the land on which 8,407 of these towers reside. Approximately 2% of the towers acquired through the Global Signal Merger have a remaining term of less than one year.

Portfolio Extension Program. In 2004, we began the Portfolio Extension Program through which we seek to (1) renegotiate and extend the terms of the ground leases, subleases and licenses relating to the land on which our CCUSA towers are located or (2) purchase the land on which such towers reside. Global Signal had an ongoing initiative similar to our Portfolio Extension Program, which we expect to continue after the Global Signal Merger. See “Item 1A. Risk Factors—We Generally Lease or Sublease the Land Under Our Towers and May Not Be Able to Extend These Leases.”

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

As a holding company, CCIC will require distributions or dividends from our subsidiaries, or will be forced to use our remaining cash balances, to fund the holding company’s debt obligations (including the 4% Convertible Senior Notes) and the guarantee of the 2007 Term Loan and the 2007 Revolver, including interest payments on the notes. The terms of the current indebtedness of our subsidiaries allow the ability to distribute cash to CCIC unless they experience a deterioration of financial performance. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions pursuant to our current or future indebtedness. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations, and our ability to refinance any such debt obligations, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. See “Item 1A. Risk Factors.”

Accounting and Reporting Matters

Related Party Transactions

We had revenues from Verizon Wireless of $131.7 million for 2004. Verizon Wireless was a majority owned subsidiary of Verizon, our former partner in Crown Atlantic and Crown Castle GT. On November 4, 2004, we entered into an agreement with a subsidiary of Verizon to acquire Verizon’s remaining 37.245% equity interest in Crown Atlantic.

In January 2007, we purchased 17.7 million shares of common stock for $600.0 million in cash from Fortress, Greenhill and Abrams Capital. See “Item 1. Business—2006 Highlights and Recent Developments.”

See also note 14 to our consolidated financial statements.

Critical Accounting Policies

The following is a discussion of the accounting policies that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition. Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement with terms generally ranging from five to 10 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of this accounting method, a portion of the revenue recognized in a given period represents cash collected in other periods. For 2004, 2005 and 2006, the non-cash portion of our site rental revenues amounted to approximately $19.2 million, $16.1 million and $20.5 million, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview.”

We provide network services, such as antenna installations and subsequent augmentation, network design and site selection, site acquisition services, site development and other services, on a limited basis. Network services revenues are generally recognized under a method which approximates the completed contract method. Under the completed contract method, revenues and costs for a particular project are recognized in total at the completion date. When using the completed contract method of accounting for network services revenues, we must accurately determine the completion date for the project in order to record the revenues and costs in the proper period. For antenna installations, we consider the project complete when the customer can begin transmitting its signal through the antenna. We must also be able to estimate losses on uncompleted contracts, as such losses must be recognized as soon as they are known. The completed contract method is used for projects that require relatively short periods of time to complete (generally less than one year), such as our network services agreements and contracts. We do not believe that our use of the completed contract method for network services projects produces financial position and operating results that differ substantially from the percentage-of-completion method.

Some of our arrangements with our customers call for the performance of multiple revenue-generating activities. Generally, these arrangements include both site rental and network services. In such cases, we determine whether the multiple deliverables are to be accounted for separately or on a combined basis. In order to be accounted for separately, the undelivered items must (1) have stand-alone value to the customer, (2) have reliably determinable fair value on a separate basis, and (3) have delivery which is probable and under our control. In addition, the delivered item must have stand-alone value to the customer. Allocation of recognized revenue in such arrangements is based on the relative fair value of the separately delivered items. We have generally determined that it is appropriate to account for antenna installation activities separately from the customer’s subsequent site rentals.

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

Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of assets. The substantial portion of our property and equipment represents the cost of our towers which is depreciated with an estimated useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewals). See note 1 to our consolidated financial statements.

We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are the expected additions of new tenants on our towers, the terminal multiple for our projected cash flows and our weighted average cost of capital.

During the fourth quarter of 2006, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. Future declines in our site leasing business could result in an impairment of goodwill in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

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

The change in our net deferred income tax balances during a period results in a deferred income tax provision or benefit in our consolidated statement of operations and comprehensive income (loss). If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. See notes 8 and 20 to our consolidated financial statements.

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

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) (revised 2004), Share-Based Payment. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. We adopted the provisions of SFAS 123(R) on January 1, 2006. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. In October and November 2005 and February 2006, the FASB released Financial Staff Position (“FSP”) FSP 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No 123(R), FSP 123 (R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards and FSP 123 (R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The FSP’s clarify certain accounting provisions set forth in SFAS 123(R). The adoption of SFAS 123(R) and the FSP’s increased our stock-based compensation charges by $0.5 million for 2006. See notes 1 and 12 to our consolidated financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”), was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We applied the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

In March 2005, the FASB issued FIN 47, which clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 on December 31, 2005. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $14.0 million for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4.9 million, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9.0 million. At December 31, 2005 and 2006, liabilities for contingent retirement obligations amounted to $16.7 million and $18.5 million, respectively. See notes 1 and 15 of our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. We adopted FIN 48 on January 1, 2007. We expect to record an increase in retained earnings and a decrease in contingent tax liabilities through a cumulative effect adjustment of between approximately $4.0 million and $6.0 million upon adoption of FIN 48. See note 8 of our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective in the beginning of our 2008 fiscal year and the provisions will be applied prospectively. We believe the impact of the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. We adopted SAB 108 as of September 30, 2006. Upon initial application of SAB 108, we evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” approach using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, we corrected the cumulative errors in our accounting for equity-based compensation for periods prior to January 1, 2006 in accordance with the transitional guidance in SAB 108 by recording a non-cash offsetting cumulative effect adjustment of $84.0 million within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. These errors would not have affected our historical revenues, Adjusted EBITDA or compliance with our debt covenants. See notes 1 and 16 to our consolidated financial statements for a further discussion.

See note 1 to our consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Years Ended December 31, 2006 and 2005—Operating Segments.” Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and as used in the historical financial statements of Global Signal, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in interest rates, foreign currency exchange rates and equity security prices which may adversely affect our results of operations and financial position. In attempting to minimize the risks or costs associated with such activities, we seek to manage exposure to changes in interest rates where economically prudent to do so. We do not currently hedge against foreign currency exchange risks or attempt to reduce our equity security price risk on our investment in FiberTower.

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of December 31, 2006, after giving consideration to the Global Signal Merger and the 2007 Term Loan, we had $600.0 million of floating rate indebtedness, or approximately 10.1% of total long-term debt. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve-month period would increase our interest expense by approximately $6.0 million.

We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. Through the use of interest rate swap agreements, we have effectively locked in the interest rate on the rollover of (1) $1.9 billion 2005 Tower Revenue Notes to June 2015 (2) $1.55 billion 2006 Tower Revenue Notes to November 2016 (3) $1.55 billion 2006 Mortgage Loan to February 2016 and (4) $293.8 million 2004 Mortgage Loan to December 2014. See the tables below. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financings.

During 2005 and 2006 we terminated certain interest rate swaps relating to the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes, respectively. The effective interest rate on the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes is approximately 4.95% and 5.83%, respectively, inclusive of an increase of approximately 0.06% and 0.12%, respectively, in the effective interest rate relating to interest rate swaps and exclusive of deferred financing costs. See note 7 to our consolidated financial statements.

The following tables provide information about our market risk related to changes in interest rates. The future minimum principal payment obligations and weighted average interest rates on our existing long-term debt are presented as of December 31, 2006, Post-Merger and after giving effect to the 2007 Term Loan. The forward starting interest rate swaps are presented as of December 31, 2006, Post-Merger.

	Future Minimum Principal Payment Obligations by Expected Year of Maturity
	Interest Rate(a)	Outstanding Principal Balance	2007	2008	2009	2010	2011	Thereafter
	(In thousands of dollars)
Fixed rate debt:
2006 Tower Revenue Notes (b)	5.71%	$1,550,000	$—	$—	$—	$—	$1,550,000	$—
2005 Tower Revenue Notes (b)	4.89%	1,900,000	—	—	—	1,900,000	—	—
2004 Mortgage Loan (c)	4.74%	293,825	—	—	293,825	—	—	—
2006 Mortgage Loan (c)	5.69%	1,550,000	—	—	—	—	1,550,000	—
4% Convertible Senior Notes	4.00%	63,839	—	—	—	63,839	—	—
7.5% Senior Notes	7.50%	51	—	—	—	—	—	51

Total fixed rate debt	5.34%	$5,357,715	$—	$—	$293,825	$1,963,839	$3,100,000	$51

Variable rate debt:
2007 Term Loan (d)	6.50%	$600,000	$4,500	$6,000	$6,000	$6,000	$6,000	$571,500

Total variable rate debt	6.50%	$600,000	$4,500	$6,000	$6,000	$6,000	$6,000	$571,500

Total debt	5.46%	$5,957,715	$4,500	$6,000	$299,825	$1,969,839	$3,106,000	$571,551

(a)	Interest rate reflects the weighted average stated coupon rate for fixed rate debt.
(b)	2005 Tower Revenue Notes and 2006 Tower Revenue Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date in June 2010 and November 2011, respectively.
(c)	Represents debt assumed as a result of the Global Signal Merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”
(d)	The interest rate of 6.5% for the 2007 Term Loan represents the estimated rate in effect during the first quarter of 2007.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at December 31, 2006	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$(2,194)	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	4,394	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps (a)	1,550,000	N/A	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps (b)	293,825	N/A	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$2,200

(a)	In February 2007, we entered into the $1.55 Billion 2007 Interest Rate Swaps comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $1.55 billion, to fix our interest cash outflows, in contemplation of the expected future February 2011 refinancing of the $1.55 billion 2006 Mortgage Loan.
(b)	In February 2007, we entered into the $294 Million 2007 Interest Rate Swaps comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $293.8 million, to fix our interest cash outflows, in contemplation of the expected future December 2009 refinancing of the $293.8 million 2004 Mortgage Loan.

Foreign Currency Risk

Post-Merger, we conduct business in Australia, Canada and United Kingdom, which exposes us to fluctuations in foreign currency exchange rates. The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. The average monthly exchange rate used to translate the 2005 financial statements for CCAL fluctuated between a low of 0.7353 and a high of 0.7848. The average monthly exchange rate used to translate the 2006 financial statements for CCAL fluctuated between a low of 0.7266 and a high of 0.7858. We do not currently believe our exposure to fluctuations in foreign currency exchange rates is material based on the immateriality of (1) the fair value of financial instruments subject to currency exchange risk and (2) the amount of the translation loss due to a hypothetical 10% unfavorable change in currency exchange rates that would be adjusted to accumulated other comprehensive income. In February 2007, CCOC extended an undrawn commitment to provide a $400.0 million Australian Dollar (approximately $317 million U.S. Dollars) revolving credit facility to CCAL. We anticipate that a portion of the credit facility may be drawn during the second quarter of 2007, which may increase our foreign currency risk in the future.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of December 31, 2006, a 20% hypothetical adverse change in the FiberTower equity price would result in an approximate $31.0 million decrease in the fair value of our available-for-sale equity investments with an offsetting adjustment to accumulated other comprehensive income, subject to the required evaluation of impairment charges relating to a decline in value that is determined to be other-than-temporary. See note 6 to our consolidated financial statements and “Item 1A. Risk Factors.”

Item 8.	Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.”

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Pittsburgh, Pennsylvania

February 28, 2007

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$65,408	$592,716
Restricted cash (note 1)	91,939	115,503
Receivables:
Trade, net of allowance for doubtful accounts of $2,968 and $3,410, respectively	13,054	23,024
Other	3,776	7,750
Deferred site rental receivable	9,307	13,429
Prepaid leases	30,426	36,597
Prepaid expenses and other current assets	7,385	11,008

Total current assets	221,295	800,027
Restricted cash (note 1)	3,814	5,000
Deferred site rental receivable	87,392	98,527
Available-for-sale securities	—	154,955
Property and equipment, net	3,294,333	3,246,446
Goodwill	340,412	391,448
Other intangible assets, net	70,872	225,295
Deferred financing costs and other assets, net of accumulated amortization of $5,083 and $10,896, respectively	113,199	84,470

	$4,131,317	$5,006,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,230	$18,545
Accrued interest	8,281	13,100
Accrued compensation and related benefits	17,534	18,289
Accrued estimated property taxes	6,668	10,768
Deferred revenue	87,286	102,701
Other accrued liabilities	37,215	37,392
Short-term debt	295,000	—

Total current liabilities	464,214	200,795
Long-term debt	1,975,686	3,513,890
Deferred ground lease payable	118,747	135,661
Other liabilities	55,559	57,618

Total liabilities	2,614,206	3,907,964

Commitments and contingencies (note 15)
Minority interests	26,792	29,052
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2005 and 2006—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	311,943	312,871
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2005—214,188,524 and December 31, 2006—202,080,546	2,142	2,021
Additional paid-in capital	3,172,211	2,873,858
Accumulated other comprehensive income (loss)	41,937	65,000
Accumulated deficit	(2,037,914)	(2,184,598)

Total stockholders’ equity	1,178,376	756,281

	$4,131,317	$5,006,168

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2004	2005	2006
Net revenues:
Site rental	$538,309	$597,125	$696,724
Network services and other	65,893	79,634	91,497

Operating expenses:	604,202	676,759	788,221
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	184,273	197,355	212,454
Network services and other	46,752	54,630	60,507
General and administrative	97,665	105,361	95,751
Corporate development	1,455	4,298	8,781
Restructuring charges (credits)	3,729	8,477	(391)
Asset write-down charges	7,652	2,925	2,945
Integration costs	—	—	1,503
Depreciation, amortization and accretion	284,991	281,118	285,244

Operating income (loss)	(22,315)	22,595	121,427
Losses on purchases and redemptions of debt	(78,036)	(283,797)	(5,843)
Interest and other income (expense)	(228)	1,354	(1,629)
Interest expense and amortization of deferred financing costs	(206,770)	(133,806)	(162,328)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(307,349)	(393,654)	(48,373)
Benefit (provision) for income taxes	5,370	(3,225)	(843)
Minority interests	398	3,525	1,666

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(301,581)	(393,354)	(47,550)
Discontinued operations (notes 1 and 3):
Income (loss) from discontinued operations, net of tax	40,578	(1,953)	—
Net gain (loss) on disposal of discontinued operations, net of tax	494,110	2,801	5,657

Income (loss) from discontinued operations, net of tax	534,688	848	5,657

Income (loss) before cumulative effect of change in accounting principle	233,107	(392,506)	(41,893)
Cumulative effect of change in accounting principle for asset retirement obligations	—	(9,031)	—

Net income (loss)	233,107	(401,537)	(41,893)
Dividends on preferred stock, net of losses on purchases of preferred stock	(38,618)	(49,356)	(20,806)

Net income (loss) after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$194,489	$(450,893)	$(62,699)

Net income (loss)	$233,107	$(401,537)	$(41,893)
Other comprehensive income (loss):
Unrealized gains (losses), on available-for-sale securities, net of tax	—	—	19,247
Derivative instruments, net of tax:
Net change in fair value of cash flow hedging instruments	75	(5,705)	(6,843)
Amounts reclassified into results of operations	3,179	1,643	969
Foreign currency translation adjustments	25,540	(9,922)	9,690
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	(232,893)	—	—
Minimum pension liability adjustment	11,513	—	—

Comprehensive income (loss)	$40,521	$(415,521)	$(18,830)

Per common share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1.54)	$(2.03)	$(0.33)
Income (loss) from discontinued operations	2.42	—	0.03
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss)	$0.88	$(2.07)	$(0.30)

Weighted average common shares outstanding – basic and diluted (in thousands)	221,693	217,759	207,245

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$233,107	$(401,537)	$(41,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	284,991	281,118	285,244
Losses on purchases and redemptions of long-term debt	77,659	283,797	5,843
Amortization of deferred financing costs and discounts on long-term debt	9,512	6,174	8,600
Stock-based compensation charges	15,947	26,371	16,718
Asset write-down charges	7,652	2,925	2,945
Minority interests	(398)	(3,525)	(1,666)
Equity in losses and write-downs of unconsolidated affiliates	5,945	4,674	9,531
(Income) loss from discontinued operations	(534,688)	(848)	(5,657)
Cumulative effect of change in accounting principle	—	9,031	—
Cash flow hedges (income) expense	3,179	1,643	969
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(5,755)	(35,027)	4,819
Increase (decrease) in accounts payable	2,386	149	4,768
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	10,181	33,767	25,248
Decrease (increase) in receivables	20,557	11,221	(13,067)
Decrease (increase) in prepaid expenses, deferred site rental receivable and other assets	(8,774)	(15,021)	(26,643)

Net cash provided by (used for) operating activities	121,501	204,912	275,759

Cash flows from investing activities:
Maturities of investments	517,500	—	—
Purchases of investments	(490,900)	—	—
Proceeds from investments and disposition of property and equipment	3,237	2,827	2,282
Acquisitions of assets and minority interests in joint ventures	(295,000)	(147,255)	(303,611)
Capital expenditures	(42,918)	(64,678)	(124,820)
Investments, loans and other	(11,119)	(55,034)	(6,350)

Net cash provided by (used for) investing activities	(319,200)	(264,140)	(432,499)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000	2,550,000
Proceeds from issuance of capital stock	32,094	59,054	45,540
Principal payments on long-term debt	(1,289,750)	—	(1,000,585)
Purchases and redemptions of long-term debt	(353,958)	(1,848,222)	(12,108)
Purchases of capital stock	(59,364)	(314,889)	(518,028)
Purchases and redemption of preferred stock	—	(200,000)	—
Borrowings under revolving credit agreements	—	295,000	—
Payments under revolving credit agreements	(15,000)	(180,000)	(295,000)
Incurrence of financing costs	(444)	(32,405)	(36,918)
Initial funding of restricted cash	—	(48,873)	(4,321)
Net (increase) decrease in restricted cash	—	(46,880)	(20,429)
Cash flow hedges receipts (payments)	(3,179)	(6,797)	(9,360)
Dividends on preferred stock	—	(21,624)	(19,877)

Net cash provided by (used for) financing activities	(1,689,601)	(445,636)	678,914

Effect of exchange rate changes on cash	1,178	(408)	(523)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	8,803	3,604	5,657
Net cash provided by (used for) investing activities	2,002,366	(73)	—
Net cash provided by (used for) financing activities	—	—	—
Effect of exchange rate changes on cash and cash equivalents	6,274	—	—
Net increase (decrease) in cash and cash equivalents	25,802	442	—

Net cash provided by (used for) discontinued operations (note 3)	2,043,245	3,973	5,657

Net increase (decrease) in cash and cash equivalents	157,123	(501,299)	527,308
Cash and cash equivalents at beginning of year	409,584	566,707	65,408

Cash and cash equivalents at end of year	$566,707	$65,408	$592,716

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for-sale Securities	Accumulated Deficit	Total
Balance, January 1, 2004	220,758,321	$2,208	$3,341,337	$264,244	$(4,345)	$(11,392)	$—	$(1,781,510)	$1,810,542
Issuances of capital stock, net of forfeitures	4,919,208	49	31,951	—	—	—	—	—	32,000
Purchases and retirement of capital stock	(4,251,766)	(42)	(59,322)	—	—	—	—	—	(59,364)
Stock-based compensation charges	—	—	18,517	—	—	—	—	—	18,517
Foreign currency translation adjustments	—	—	—	25,661	—	(121)	—	—	25,540
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	75	—	—	—	75
Amounts reclassified into results of operations	—	—	—	—	3,179	—	—	—	3,179
Dividends on preferred stock	2,638,361	26	37,253	—	—	—	—	(38,618)	(1,339)
Amounts included in net gain on disposal of CCUK	—	—	8,617	(232,893)	—	11,513	—	—	(212,763)
Net income (loss)	—	—	—	—	—	—	—	233,107	233,107

Balance, December 31, 2004	224,064,124	2,241	3,378,353	57,012	(1,091)	—	—	(1,587,021)	1,849,494

Issuances of capital stock, net of forfeitures	5,441,626	54	58,500	—	—	—	—	—	58,554
Purchases and retirement of capital stock	(16,193,964)	(162)	(314,727)	—	—	—	—	—	(314,889)
Stock-based compensation charges	—	—	26,320	—	—	—	—	—	26,320
Foreign currency translation adjustments	—	—	—	(9,922)	—	—	—	—	(9,922)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(5,705)	—	—	—	(5,705)
Amounts reclassified into results of operations	—	—	—	—	1,643	—	—	—	1,643
Dividends on preferred stock	876,738	9	14,363	—	—	—	—	(37,354)	(22,982)
Losses on purchases of preferred stock	—	—	9,402	—	—	—	—	(12,002)	(2,600)
Net income (loss)	—	—	—	—	—	—	—	(401,537)	(401,537)

Balance, December 31, 2005	214,188,524	2,142	3,172,211	47,090	(5,153)	—	—	(2,037,914)	1,178,376

SAB 108 cumulative effect adjustment (note 1)	—	—	83,985	—	—	—	—	(83,985)	—

Balance, January 1, 2006, as adjusted	214,188,524	2,142	3,256,196	47,090	(5,153)	—	—	(2,121,899)	1,178,376

Issuances of capital stock, net of forfeitures	3,760,597	38	45,628	—	—	—	—	—	45,666
Purchases and retirement of capital stock	(15,868,575)	(159)	(517,869)	—	—	—	—	—	(518,028)
Stock-based compensation charges	—	—	13,845	—	—	—	—	—	13,845
Foreign currency translation adjustments	—	—	—	9,690	—	—	—	—	9,690
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	19,247	—	19,247
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(6,843)	—	—	—	(6,843)
Amounts reclassified into results of operations	—	—	—	—	969	—	—	—	969
SAB 51 gain on FiberTower Merger	—	—	76,381	—	—	—	—	—	76,381
Reclassification of CCAL stock-based compensation	—	—	(323)	—	—	—	—	—	(323)
Dividends on preferred stock	—	—	—	—	—	—	—	(20,806)	(20,806)
Net income (loss)	—	—	—	—	—	—	—	(41,893)	(41,893)

Balance, December 31, 2006	202,080,546	$2,021	$2,873,858	$56,780	$(11,027)	$—	$19,247	$(2,184,598)	$756,281

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Crown Castle International Corp. (“CCIC”) and its majority and wholly-owned subsidiaries, collectively referred to herein as the “Company”. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s financial statements to be consistent with the presentation in the current year.

The Company owns, operates and manages towers and other communications structures (collectively, “towers”). The Company’s primary business is the leasing of antenna space to wireless communication companies under long-term contracts. The Company also provides complementary services to its customers, including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. As of December 31, 2006, the Company’s towers are located throughout the United States (“U.S.”), Puerto Rico and Australia.

On June 28, 2004, the Company signed a definitive agreement to sell its UK subsidiary (“CCUK”) to an affiliate of National Grid Transco Plc (“National Grid”). On August 31, 2004, the Company completed the sale of CCUK (see note 3). In January 2005, the Company adopted a plan to exit the business of OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is a supplier to Crown Castle Solutions. OpenCell was included in the Corporate Office and Other segment through March 31, 2004 and in CCUSA thereafter. For all periods presented, the assets, liabilities, results of operations and cash flows of the businesses of OpenCell and CCUK are classified as amounts from discontinued operations (see note 3).

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

Review of Non-Cash Equity-Based Compensation

As previously disclosed in the quarterly reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 (“2006 10-Q’s”), the Company conducted a detailed review of its equity-based compensation practices, including a review of its underlying stock option and restricted stock grant documentation and procedures and related accounting. During the review, the Company found no inappropriate actions relating to the administration of its equity-based compensation plans and, further, that grants were made under its equity-based plans and approved by the Company’s board of directors (“Board of Directors”).

As previously disclosed in the 2006 10-Q’s, the Company discovered certain errors in its accounting for equity-based compensation. The Company had previously determined that it had certain unrecorded non-cash equity-based compensation charges associated with stock option grants; however, the Company determined in the second quarter of 2006 that these prior period accounting errors were immaterial to its financial statements pursuant to the “rollover” approach historically used by the Company [see discussion of Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in “Recent Accounting Pronouncements” for additional information]. In all periods effected, these errors would not have affected the Company’s historical revenues, Adjusted EBITDA or compliance with its debt covenants.

On September 13, 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective no later than the year ending December 31, 2006. The Company elected to early adopt SAB 108, as encouraged, as of September 30, 2006 (see “Recent Accounting Pronouncements”). Pursuant to SAB 108, the Company corrected the aforementioned cumulative error in its

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for equity-based compensation by recording a non-cash offsetting cumulative effect adjustment of $83,985,000 within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. Approximately $70,640,000 of the cumulative effect adjustment relates to periods prior to January 1, 2001 and approximately $13,345,000 relates to the periods from January 1, 2001 to December 31, 2005.

As previously disclosed in the 2006 10-Q’s, the Company received a letter dated July 17, 2006, from the SEC stating that the SEC is conducting an informal inquiry into various accounting matters related to the Company, including whether grants of stock options may have been backdated. The SEC’s letter states that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company cooperated promptly and fully with the SEC as to such inquiry.

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents the cash held in reserve pursuant to the Amended Indenture (as defined in note 7) governing the Senior Secured Tower Revenue Notes, Series 2005-1 (“2005 Tower Revenue Notes”) and the Senior Secured Tower Revenue Notes, Series 2006-1 (“2006 Tower Revenue Notes”) to fund certain reserve accounts for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to towers, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Based on the terms of the Amended Indenture, all rental cash receipts each month are restricted and held by the Indenture Trustee (each as defined in note 7). The monies held by the Indenture Trustee as of December 31, 2005 and 2006 are classified as restricted cash. The monies held by the Indenture Trustee in excess of required reserve balances are subsequently released to the Company on the 15th calendar day following month end.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The Company records obligations associated with retirement of long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and FASB Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations. The fair value of the liability for asset retirement obligations is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of the related long-lived asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease. See note 15.

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. Goodwill is not amortized, but rather is tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values, and (2) a step to measure the amount of the impairment, if any. The Company’s measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

Intangible Assets

Intangible assets include site rental contracts recorded in conjunction with acquisitions and represents the value ascribed to the tenant leases in-place at the date of the related acquisition. The value of site rental contracts is being amortized on a straight-line basis over the estimated remaining terms of the in-place leases.

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

Investments in Unconsolidated Affiliates

The Company uses the cost method to account for investments in those entities where the Company owns less then twenty percent of the voting stock of the individual entity, does not exercise significant influence over the entity and is not the primary beneficiary. The Company uses the equity method to account for investments in those entities where the Company does not have control or is not the primary beneficiary but has the ability to exercise significant influence over the entity. The Company reviews investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may be greater then the fair market value. If an evaluation was required the carrying value of the investment would be compared to the asset’s fair market value, and an impairment charge would be recorded to adjust the carrying value to the fair market value.

Investments in Equity Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, investments in equity securities classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive income (loss) unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and records impairment charges in the consolidated statement of operations and comprehensive income (loss) for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading. See note 6.

Sale of Stock of Subsidiaries or Equity Method Investments

The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or investments accounted for under the equity method are accounted for as capital

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51 (“SAB 51”), Accounting for the Sale of Stock of a Subsidiary. See note 6.

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement, with such terms generally ranging from five to 10 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant leases’ escalation provisions, even if such escalation provisions also include a variable element.

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

Some of the Company’s arrangements with its customers call for the performance of multiple revenue-generating activities. Generally, these arrangements include both site rental and network services. In such cases, the Company determines whether the multiple deliverables are to be accounted for separately or on a combined basis. In order to be accounted for separately, the undelivered items must (1) have stand-alone value to the customer, (2) have reliably determinable fair value on a separate basis, and (3) have delivery which is probable and under the control of the Company. In addition, the delivered item must have stand-alone value to the customer. Allocation of recognized revenue in such arrangements is based on the relative fair value of the separately delivered items.

Costs of Operations

Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Site Rental Margin

A summary of the non-cash portions of site rental revenues, ground lease expense and stock-based compensation expense for those employees directly related to CCUSA tower operations and resulting impact on site rental gross margins is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues amounts attributable to straight-line recognition of revenue	$19,198	$16,056	$20,496
Non-cash portion of ground lease expense amounts attributable to straight-line recognition of expense	(17,529)	(17,013)	(15,812)
Stock-based compensation charges	(553)	(715)	(174)

Total	$1,116	$(1,672)	$4,510

Corporate Development Expenses

Corporate development expenses represent costs incurred in connection with the evaluation and negotiation of potential acquisitions and the development of new business initiatives.

Acquisition Costs

Direct out-of-pocket or incremental costs that are directly related to a business combination are included in the cost of the acquired enterprise. Costs included in the cost of the acquired enterprise include finder’s fees or other fees paid to outside consultants for accounting, legal, engineering reviews or appraisals.

Costs that do not meet the above criteria are expensed as incurred. Certain incremental costs that are expensed as incurred are classified as integration costs in the Company’s consolidated statement of operations and comprehensive income (loss), including retention bonuses paid to employees of an acquired enterprise, contracted employees to assist with the integration of the acquired enterprise’s operations and tower portfolio, travel costs incurred directly related to the integration of the acquired enterprise’s operations and tower portfolio, and certain other costs directly related to the integration of the acquired enterprise. Internal costs, both one-time and recurring in nature, are not included in the cost of the acquired enterprise, whether or not the costs are incremental, non-recurring or related directly to a business combination.

Costs of registering and issuing equity securities in a business combination are treated as a reduction of the fair value of equivalent registered securities issued.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) (revised 2004) using the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the application of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to adopting SFAS 123(R), the Company had applied the fair value method of accounting for

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. See note 12.

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

Valuation and Amortization Method. The Company estimates the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation. It amortizes the fair value of all restricted stock awards on a straight-line basis for each separately vesting tranche of the award (graded vesting schedule) over the requisite service periods. In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock and implied volatility on publicly traded options on the Company’s common stock.

Risk-Free Rate. The Company bases the risk-free rate used in the Monte Carlo simulation on implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

CCIC Stock Option Plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company has not granted CCIC stock options since 2003 and has not granted options to the executive management since October 2001. See note 12.

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs as presented on the consolidated statement of operations and comprehensive income (loss) consists of interest expense on various debt obligations, the amortization of deferred financings costs over the estimated term of the related borrowing, non-cash imputed interest on the financing provided by a customer in exchange for an initial rent-free period and the amortization of interest rate swaps from accumulated other comprehensive income (loss) in the period the hedged item effects earnings reduced by interest capitalized to construction in-process related to the build out of the Modeo network within the Emerging Businesses segment. The significant components of interest expense and amortization of deferred financing costs for the years ended 2004, 2005 and 2006 are as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Interest expense on debt obligation	$189,638	$122,697	$150,351
Amortization of deferred financing costs and discounts on long-term debt	9,512	6,174	8,600
Amortization of interest rate swaps	3,179	986	1,301
Imputed interest on customer provided financing	4,441	3,949	3,371
Less: capitalized interest	—	—	(1,295)

	$206,770	$133,806	$162,328

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Per Share Information

Per share information is based on the weighted average number of common shares outstanding during each period for the basic computation and, if dilutive, the weighted average number of potential common shares resulting from the assumed conversion of outstanding stock options, shares of restricted common stock, warrants, convertible preferred stock and convertible senior notes for the diluted computation.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars, except per share amounts)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(301,581)	$(393,354)	$(47,550)
Dividends on preferred stock	(38,618)	(37,354)	(20,806)
Losses on purchases of preferred stock	—	(12,002)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(340,199)	(442,710)	(68,356)
Income (loss) from discontinued operations	534,688	848	5,657
Cumulative effect of change in accounting principle	—	(9,031)	—

Net income (loss) applicable to common stock for basic and diluted computations	$194,489	$(450,893)	$(62,699)

Weighted average number of common shares outstanding during the period for basic and diluted computations (in thousands)	221,693	217,759	207,245

Per common share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1.54)	$(2.03)	$(0.33)
Income (loss) from discontinued operations	2.42	—	0.03
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss)	$0.88	$(2.07)	$(0.30)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for each of the three years in the period ended December 31, 2006.

	December 31,
	2004	2005	2006
	(In thousands)
Options to purchase shares of common stock (1)	14,433	8,598	6,039
Warrants to purchase shares of common stock at an exercise price of $7.508 per share (see note 11)	640	640	590
Shares of 8 1/4% Cumulative Convertible Redeemable Preferred Stock which are convertible into shares of common stock at a conversion price of $26.875 per share (callable at par beginning on October 1, 2005) (see note 10)	7,442	—	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share (see note 10)	8,625	8,625	8,625
Shares of restricted common stock (see note 12)	918	94	1,227
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share (see note 7)	16,807	5,906	5,895

Total potential common shares	48,865	23,863	22,376

(1)	See note 12 for a tabular presentation of the outstanding stock options as of December 31, 2006 by exercise price.

See note 20 for a discussion of the shares of common stock issued and reserved pursuant to the completion of the merger (“Global Signal Merger”) with Global Signal Inc. (“Global Signal”) subsequent to December 31, 2006.

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

Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss), and recognized as increases or decreases to interest expense and amortization of deferred financing costs when the hedged item affects earnings. Derivatives that do not meet the requirements for hedge accounting are marked to market through interest and other income (expense) on the consolidated statement of operations and comprehensive income (loss).

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2004, 2005 and 2006, the Company recognized income (expense) of $-0-, $(1,130,000) and $491,000, respectively, in interest and other income (expense) related to derivatives. See “Interest Expense and Amortization of Deferred Financing Costs” for the amount of the amortization of interest rate swaps included in interest expense and amortization of deferred financing costs for the years ended December 31, 2004, 2005 and 2006. For the years ended December 31, 2004, 2005 and 2006, the net change in fair value of cash flow hedging instruments recorded to accumulated other comprehensive income (loss) was $75,000, $(5,705,000) and $(6,843,000), respectively. See note 7.

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

	December 31, 2005		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands of dollars)
Cash and cash equivalents	$65,408	$65,408	$592,716	$592,716
Restricted cash	95,753	95,753	120,503	120,503
Available-for-sale securities	—	—	154,955	154,955
Long-term debt	(2,270,686)	(2,348,000)	(3,513,890)	(3,585,806)
Interest rate swap agreements, net	(475)	(475)	2,200	2,200

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised version of FIN 46. FIN 46 clarifies existing accounting literature regarding the consolidation of entities in which a company holds a “controlling financial interest”. A majority voting interest in an entity has generally been considered indicative of a controlling financial interest. FIN 46 specifies other factors (“variable interests”) which must be considered when determining whether a company holds a controlling financial interest in, and therefore must consolidate, an entity (“variable interest entities”). The provisions of FIN 46, as revised, were effective for the first reporting period ending after March 15, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004, and such adoption did not have a significant effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on fair value. SFAS 123(R) replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. SFAS 123(R) also requires that forfeitures of awards be estimated when granted, while SFAS 123 allowed forfeitures to be accounted for as they occur. SFAS 123(R) also requires additional disclosures about stock-based compensation awards. The Company adopted the provisions of SFAS 123(R) on January 1, 2006. As discussed above, on January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation using the prospective method of transition under SFAS 148. SFAS 123(R) requires the use of a modified version of prospective application under which compensation cost is recognized on or after the required effective date for (1) awards granted, modified, repurchased or cancelled after that date and (2) the unvested portion of awards outstanding on that date based on their grant-date fair values. The adoption of SFAS 123(R) increased our stock-based compensation charges by $446,000 for the year ending December 31, 2006.

In March 2005, the SEC staff issued SAB 107 to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2005, the FASB issued FIN 47 that clarifies the term conditional asset retirement obligation as used in SFAS 143. SFAS 143 requires a liability to be recorded if the fair value of the obligation can reasonably be estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, but the timing or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005. The Company has certain legal obligations pursuant to our ground lease agreements that are within the scope of FIN 47. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13,948,000 for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4,917,000, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9,031,000. See note 15.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”), Accounting Changes, and Financial Accounting Standards No. 3 (“SFAS 3”), Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant effect on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06 (“EITF 05-06”), Determining the Amortization Period for Leasehold Improvements. EITF 05-06 requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1 (“FSP FAS 13-1”), Accounting for Rental Costs Incurred During a Construction Period, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. The adoption of FSP FAS 13-1 did not have a significant effect on the Company’s consolidated financial statements.

In October 2005, the FASB issued FSP FAS 123(R)-2 (“FSP FAS 123(R)-2”), Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), in response to requests for guidance about the mutual understanding concept in the definition of “grant date” as used in SFAS 123(R). Assuming all other criteria have been met, the FASB concludes in this FSP that mutual understanding means (1) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer, and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The FASB defines “relatively short time period” as that period an entity could

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably complete all actions necessary to communicate the awards to the recipients in accordance with the entity’s customary human resources practices. The FASB noted that this guidance shall be applied upon initial adoption of SFAS 123(R), however, an entity that adopted SFAS 123(R), prior to the issuance of this FSP, shall apply the guidance in this FSP in the first reporting period for which financial statements or interim reports have not been issued as of October 18, 2005. The Company adopted SFAS 123(R) on January 1, 2006; therefore, the Company applied this guidance beginning January 1, 2006. The application of FSP FAS 123(R)-2 did not have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3 (“FSP FAS 123(R)-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). An entity that adopts SFAS 123(R) using either the modified retrospective application or modified prospective application may make a one-time election to adopt the transition method described in FSP FAS 123(R)-3 and may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company did not elect the alternative method provided in this FSP.

In February 2006, the FASB issued FSP FAS 123(R)-4 (“FSP FAS 123(R)-4”), Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. Certain provisions in some share-based payment plans may require an entity to settle outstanding options in cash upon the occurrence of certain contingent events. Under SFAS 123(R), options or similar instruments were required to be classified as liabilities if the entity can be required under any circumstance to settle the option or similar instruments by transferring cash or other assets. FSP FAS 123(R)-4 amends SFAS 123(R) such that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control is not classified as a liability until it becomes probable that the event will occur. The Company adopted SFAS 123(R) on January 1, 2006; therefore, the Company applied this guidance beginning January 1, 2006.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt FIN 48 on January 1, 2007. The Company expects to record an increase in retained earnings and a decrease in contingent tax liabilities through a cumulative effect adjustment of between approximately $4,000,000 and $6,000,000 upon adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company in the beginning of the Company’s 2008 fiscal year. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that, if applicable, would be adjusted through the opening balance of retained earnings in the period of adoption. The Company believes the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. SAB 108 is effective for the Company no later than the year ending December 31, 2006. The Company adopted SAB 108 as of September 30, 2006. Upon initial application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. As a result of this dual methodology approach of SAB 108, the Company corrected the cumulative error in its accounting for equity-based compensation for periods prior to January 1, 2006 (discussed more fully above under “Review of Non-Cash Equity-Based Compensation”) in accordance with the transitional guidance in SAB 108, by recording a non-cash offsetting cumulative effect adjustment of $83,985,000

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. The adjustment is summarized as follows:

	Accumulated Deficit	Additional Paid-In Capital
	(In thousands of dollars)
Balance as of January 1, 2006	$(2,037,914)	$3,172,211
Adjustment for non-cash equity-based compensation	(83,985)	83,985

Balance as of January 1, 2006, as adjusted	$(2,121,899)	$3,256,196

In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5 (“FSP FAS 123(R)-5”), Amendments of FASB Staff Positions FAS 123(R)-1 and FASB Staff Position FAS 123(R)-6 (“FSP FAS 123(R)-6”), Technical Corrections of FASB Statement No. 123(R). FAS 123(R)-5 addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FAS 123(R)-1. FAS 123(R)-5 and FAS 123 (R)-6 are effective for the Company on January 1, 2007. The adoption of FAS 123(R)-5 and FAS 123 (R)-6 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.

2. Acquisition

Crown Atlantic Joint Venture

On November 4, 2004, the Company entered into an agreement with Verizon to acquire Verizon’s remaining 37.245% equity interest in the Company’s Crown Atlantic joint venture with Verizon (“Crown Atlantic”). On that date, the Company acquired such equity interest for $295,000,000 in cash, inclusive of approximately $15,000,000 of net working capital. Following the transaction, the Company owned 100% of Crown Atlantic. The Company accounted for the acquisition of the minority interest in Crown Atlantic using the purchase method. In connection with the purchase price allocation for the transaction, the Company recorded (1) an increase in the carrying value of its towers (included in property and equipment) of $16,949,000, (2) goodwill of $62,762,000, which is currently expected to be deductible for tax purposes (see note 5), (3) other intangible assets of $67,045,000 (see note 5), and (4) the elimination of minority interest related to Crown Atlantic of $148,244,000. The increase in the carrying value of the towers resulted from a purchase price allocation adjustment based on the estimated replacement cost of Crown Atlantic’s towers. The increase in goodwill resulted primarily from the cash paid for the acquired portion of Crown Atlantic in excess of the related minority interest and other intangible assets, along with the increase in the carrying value of the towers. The amounts recorded for the increase in the carrying value of the towers and the increase in other intangible assets represent the proportionate share of such allocated amounts acquired by the Company from Verizon.

Verizon retained certain protective rights regarding the tower networks held by Crown Atlantic. The protective rights relate primarily to ensuring Verizon Wireless’ quiet enjoyment as a tenant on Crown Atlantic towers, and such rights terminate should Verizon Wireless cease to occupy the towers.

Purchase of Trintel Assets

On July 11, 2005, the Company signed a definitive agreement to purchase 467 towers from affiliates of Trintel Communications, Inc. (“Trintel”) for approximately $145,000,000. On August 1, 2005, the Company completed the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase of the Trintel towers. The results of operations from the towers acquired from Trintel have been included in the consolidated statement of operations and comprehensive income (loss) from August 1, 2005. The Company funded the acquisition entirely through borrowings under its previously existing 2005 Credit Facility (see note 7).

The total purchase price for the Trintel acquisition has been allocated as follows:

(In thousands of dollars)
Receivables	$7
Prepaid expenses and other current assets	352
Property and equipment	136,831
Goodwill	8,218
Deferred rental revenues and other accrued liabilities	(828)

$144,580

Mountain Union Acquisition

On July 1, 2006, the Company acquired approximately 98% of the outstanding equity interests of Mountain Union Telecom, LLC (“Mountain Union”) for $305,258,000. Mountain Union’s assets at closing included 474 completed towers, as well as 77 towers in various stages of development. The results of operations from the towers acquired from Mountain Union have been included in the consolidated statement of operations and comprehensive income (loss) from July 1, 2006. The Company utilized borrowings under the previously existing 2006 Credit Facility completed on June 1, 2006 to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union (see note 7).

The purchase price to acquire approximately 98% of Mountain Union has been allocated as follows:

(In thousands of dollars)
Cash and cash equivalents	$1,647
Other current assets	1,875
Property and equipment	90,055
Goodwill	51,036
Other intangible assets	166,801
Other assets	283
Deferred rental revenues and other accrued liabilities	(3,346)
Other liabilities	(1,022)
Minority interest	(2,071)

$305,258

On January 2, 2007, the Company purchased the remaining minority interest in Mountain Union for $4,818,000 (see note 20). The additional purchase price was primarily recorded as an increase to other intangible assets and a decrease in minority interest in the first quarter of 2007.

Definitive Agreement to Acquire Global Signal

See note 15 for discussion of the commitment to merge with Global Signal and note 20 for discussion of the completion of the merger with Global Signal.

3. Dispositions

Sale of CCUK

On June 28, 2004, the Company signed a definitive agreement to sell CCUK to an affiliate of National Grid for $2,035,000,000 in cash, subject to certain working capital type adjustments. On August 31, 2004, the Company completed the sale of CCUK. The proceeds for the transaction amounted to $2,029,460,000, after taking into

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account the working capital type adjustments. In accordance with the terms of the Company’s 2000 Credit Facility (as defined in note 7), the Company was required to use $1,275,385,000 of the proceeds from the transaction to fully repay the outstanding borrowings under the 2000 Credit Facility (see note 7). The remaining proceeds from the transaction were used for general corporate purposes, which included the repayment of outstanding indebtedness and investments in new business opportunities. Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year were to be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest. On September 10, 2004, in order to satisfy these requirements under the indentures, the Company commenced an offer to purchase certain of its outstanding public debt securities in advance of the one year time period. On October 12, 2004, the Company purchased $465,000 in outstanding principal amount of tendered notes (see note 7).

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

As of August 31, 2004, the Company’s consolidated stockholders’ equity accounts included foreign currency translation adjustments and a minimum pension liability adjustment of $232,893,000 and $(11,513,000), respectively, related to CCUK’s assets and liabilities. Such adjustments were included in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheet and were included in the calculation of the net gain on the sale of CCUK.

The Company recognized a net gain of $494,110,000 during 2004 in connection with the sale of CCUK. Such gain is net of taxes of $18,000,000, representing the Company’s estimated U.S. federal alternative minimum tax resulting from the transaction (see note 8). The cash proceeds from the transaction ($2,022,566,000), the cash payments for fees and expenses for the transaction ($12,959,000), the initial cash payment for the estimated tax from the transaction ($11,000,000) and the net cash payments received from CCUK during 2004 ($51,745,000) are included as discontinued operations on the Company’s consolidated statement of cash flows.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net gain for the year ended December 31, 2004 is calculated as follows:

Year Ended December 31,
2004
(In thousands of dollars)
Proceeds from sale	$2,029,460
Assets of discontinued operations	(2,061,380)
Liabilities of discontinued operations	346,997
Foreign currency translation adjustments	232,893
Minimum pension liability adjustment	(11,513)
Fees and expenses	(12,959)
Severance costs	(2,771)
Compensation charges related to modified stock-based employee awards	(8,617)

Net gain on disposal of CCUK before income taxes	512,110
Estimated federal alternative minimum tax	(18,000)

Net gain on disposal of CCUK, net of tax	$494,110

Upon the closing of the sale of CCUK to National Grid, the Company’s stock-based employee compensation awards (comprised of restricted common stock and stock options) granted to CCUK employees (other than the President and Managing Director of CCUK) were modified as to the terms of their vesting and exercise. The modifications to these awards have generally been treated as the grant of new awards for accounting purposes. The compensation charges related to the modified awards were $8,617,000 recognized as part of the calculation of the net gain on the sale of CCUK for the year ended December 31, 2004. The awards held by the President and Managing Director of CCUK are subject to a severance agreement with stock options vesting over a period of 36 months from the closing date of the CCUK transaction.

During the year ended December 31, 2006, the Company reversed $5,500,000 into net gain on disposal of discontinued operations related to liabilities previously established in conjunction with the sale of CCUK as a result of the termination of related contingencies during the year ended December 31, 2006.

A summary of CCUK’s historical operating results is as follows:

Eight Months Ended August 31, 2004
(Date of sale)
(In thousands of dollars)
Net revenues	$291,399

Income before income taxes and cumulative effect of change in accounting principle	$73,561
Provision for income taxes	(27,162)
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefits of $636	—

Income from discontinued operations	$46,399

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(In thousands of dollars)
Proceeds from sale	$7,135
Net assets of discontinued operations	(2,472)
Fees and expenses	(1,422)
Severance costs	(440)

Net gain on disposal of OpenCell	$2,801

4. Property and Equipment

See note 20 for a discussion of subsequent event impacting property and equipment.

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2005	2006
		(In thousands of dollars)
Land	—	$109,500	$145,639
Buildings	40 years	17,645	17,656
Telecommunications towers	1-20 years	4,633,280	4,771,067
Transportation and other equipment	3-5 years	19,934	19,850
Office furniture and equipment	2-10 years	87,682	93,637
Construction in process	—	37,604	83,372

		4,905,645	5,131,221
Less: accumulated depreciation		(1,611,312)	(1,884,775)

		$3,294,333	$3,246,446

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $282,005,000, $272,230,000 and $271,030,000, respectively. Accumulated depreciation on telecommunications towers was $1,525,909,000 and $1,787,336,000 at December 31, 2005 and 2006, respectively. At December 31, 2006, minimum rentals receivable under existing operating leases for towers are as follows: years ending December 31, 2007—$704,501,000; 2008—$677,509,000; 2009—$572,191,000; 2010—$380,588,000; 2011—$234,101,000; thereafter—$623,974,000.

5. Goodwill and Other Intangible Assets

See note 20 for a discussion of subsequent events impacting goodwill and other intangible assets.

A summary of goodwill at CCUSA is as follows:

(In thousands of dollars)
Balance at December 31, 2003	$269,731
Goodwill acquired in 2004	62,762

Balance at December 31, 2004	332,493
Goodwill acquired in 2005	8,218
Goodwill written off related to sale of subsidiary in 2005	(299)

Balance at December 31, 2005	340,412
Goodwill acquired in 2006	51,036

Balance at December 31, 2006	$391,448

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2006, the Company performed its annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of the Company’s reporting units.

The value of site rental contracts from acquisitions included in CCUSA are accounted for as other intangible assets with finite useful lives. The weighted average remaining amortization period of site rental contracts is 15 years.

A summary of other intangible assets with finite useful lives at CCUSA is as follows:

	Year Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$30,005	$(14,653)	$15,352
Site rental contracts acquired	67,045	—	67,045
Amortization expense	—	(2,969)	(2,969)

Balance at end of year	$97,050	$(17,622)	$79,428

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$97,050	$(17,622)	$79,428
Amortization expense	—	(8,556)	(8,556)

Balance at end of year	$97,050	$(26,178)	$70,872

	Year Ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Balance at beginning of year	$97,050	$(26,178)	$70,872
Site rental contracts acquired	166,801	—	166,801
Amortization expense	—	(12,378)	(12,378)

Balance at end of year	$263,851	$(38,556)	$225,295

Estimated annual amortization expense:
Years ending December 31, 2007 through 2011 (in thousands)		$16,892

On November 4, 2004, the Company acquired all of Verizon’s remaining equity interests in Crown Atlantic in a transaction accounted for using the purchase method (see note 2). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $62,762,000 and other intangible assets (representing the acquired portion of the estimated fair value of Crown Atlantic’s site rental contracts) of $67,045,000. These intangible assets are amortized on a straight-line basis using an estimated useful life of 10 years. See note 2.

On August 1, 2005, the Company completed the purchase of 467 towers from affiliates of Trintel (see note 2). In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $8,218,000.

On July 1, 2006, the Company acquired approximately 98% of the outstanding equity interests of Mountain Union for $305,258,000. In connection with the purchase price allocation for this transaction, the Company recorded goodwill of $51,036,000 and other intangible assets relating to acquired site rental contracts of $166,801,000. These other intangible assets are amortized on a straight-line basis using an estimated useful life of 20 years. See notes 2 and 20.

See also note 20 for a discussion of the Global Signal Merger.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Investments in Unconsolidated Affiliates and Available-for-sale Securities

Investment in FiberTower Corporation

On August 29, 2006, FiberTower Corporation (“FiberTower”) and First Avenue Networks, Inc. completed an all-stock merger transaction (“FiberTower Merger”) contemplated by a merger agreement dated May 14, 2006. Prior to the FiberTower Merger, the Company owned approximately a 36% minority interest position in FiberTower, which was accounted for under the equity method. Following the FiberTower Merger, the Company owns 26,352,956 shares of common stock of FiberTower (NASDAQ: FTWR) or approximately 18.7% of the outstanding equity interests of the combined company. The Company’s investment in FiberTower is subject to certain transfer restrictions that terminate in August 2007 or earlier. As a result of the FiberTower Merger, the Company wrote up the carrying value of its investment by $144,645,000 to $203,971,000 and recorded (1) an increase in additional paid-in capital of $76,381,000 in accordance with SAB 51 and (2) an adjustment of $68,264,000 to accumulated other comprehensive income in accordance with SFAS 115. After the FiberTower Merger, the investment in FiberTower has been classified as an available-for-sale equity security in accordance with SFAS 115. See note 1.

As of December 31, 2006, the fair value of the investment in FiberTower was $154,955,000 (at a per FiberTower share price of $5.88), and the unrealized investment gain included in accumulated other comprehensive income totaled $19,247,000.

For the year ended December 31, 2004, 2005 and 2006, losses from the investment in FiberTower under the equity method were $5,722,000, $4,643,000 and $9,660,000, respectively, and are included in interest and other income (expense) on the Company’s consolidated statement of operations and comprehensive income (loss). These losses resulted from the accounting for the minority interest position in FiberTower under the equity method that was applied by the Company prior to the FiberTower Merger.

7. Short-term Debt, Long-term Debt and Interest Rate Swaps

See note 20 for a discussion of subsequent events impacting long-term debt and interest rate swaps.

Short-term debt consists of the following:

	December 31,
	2005	2006
	(In thousands of dollars)
2005 Credit Facility	$295,000	$—
Long-term debt consists of the following:
	December 31,
	2005	2006
	(In thousands of dollars)
Senior Secured 2006 Tower Revenue Notes due 2036	$—	$1,550,000
Senior Secured 2005 Tower Revenue Notes due 2035	1,900,000	1,900,000
4% Convertible Senior Notes due 2010	63,964	63,839
10 3/4% Senior Notes due 2011	9,976	—
9 3/8% Senior Notes due 2011	1,695	—
7.5% Senior Notes due 2013	51	51

	1,975,686	3,513,890
Less: current maturities	—	—

	$1,975,686	$3,513,890

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured 2006 Tower Revenue Notes

On November 29, 2006, Crown Castle Towers LLC (“Issuer Entity”) and certain of its direct subsidiaries issued $1,550,000,000 aggregate principal amount of 2006 Tower Revenue Notes, as additional debt securities under the indenture (“Indenture”) dated as of June 1, 2005 (as amended, “Amended Indenture”), by and among Issuer Entity, Crown Castle South LLC, Crown Communication Inc., Crown PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico (collectively, “Initial Issuers”) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as trustee (“Indenture Trustee”), pursuant to which the Initial Issuers issued the 2005 Tower Revenue Notes and, together with the 2006 Tower Revenue Notes and any other notes issued under the Amended Indenture, (“Notes”) on June 8, 2005. The 2006 Tower Revenue Notes were issued pursuant to an indenture supplement dated as of November 29, 2006 (“2006 Indenture Supplement”), by and among Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown MUPA LLC (collectively, “Additional Issuers” and, together with the Initial Issuers, “Issuers”), the Initial Issuers and the Indenture Trustee. All the Issuers are indirect subsidiaries of the Company. Pursuant to the 2006 Indenture Supplement and the Amended Indenture, the Additional Issuers also became issuers of the 2005 Tower Revenue Notes and any other Notes to be issued under the Indenture. The 2006 Tower Revenue Notes constitute a new Series of Notes under the Amended Indenture and were issued in seven separate Classes as indicated in the table below. Each Class of 2006 Tower Revenue Notes will rank pari passu with each other Class of Notes of any other Series issued under the Amended Indenture (including the 2005 Tower Revenue Notes) that bears the same alphabetical Class designation. Each of the Class B, Class C, Class D, Class E, Class F and Class G Notes are subordinated in right of payment to any other Class which has an earlier alphabetical designation.

Class	Initial Class Principal Balance
(In thousands of dollars)
Class A – FX	$453,540
Class A – FL	170,000
Class B	150,155
Class C	150,155
Class D	150,150
Class E	144,000
Class F	249,000
Class G	83,000

$1,550,000

The Company used the net proceeds received from the issuance of the 2006 Tower Revenue Notes to (1) repay the outstanding term loan (“2006 Term Loan”) under the credit agreement (“2006 Credit Facility”) dated as of June 1, 2006, (2) pay $493,345,000 of the cash portion of the consideration of the acquisition of Global Signal (see note 20), (3) fund certain reserve accounts, classified as restricted cash, in the amount of $4,321,000 pursuant to the Amended Indenture for the Issuers for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the towers, other assessments by governmental authorities and to reserve a portion of advance rents from customers, and (4) settle the June 2006 Interest Rate Swaps and the August 2006 Interest Rate Swaps, a combined cash payment of $15,273,000. See also note 2 and “2006 Credit Facility.”

The Notes are guaranteed by CC Towers Guarantor LLC (“Guarantor”), an indirect wholly-owned subsidiary of the Company and the direct parent of the Issuer Entity. The Guarantor’s only material asset is its equity interest in the Issuer Entity. The Notes are obligations solely of the Issuers and are not guaranteed by the Company or any affiliate of the Company other than the Guarantor.

The Notes will be paid solely from the cash flows generated from operation of the Tower Sites held directly and indirectly by the Issuers. In connection with the issuance of the 2006 Tower Revenue Notes, the Additional Issuers were converted into special purpose entities that are prohibited from owning any assets other than their Tower Sites and related assets and from incurring any debt other than as contemplated by the Amended Indenture. The Issuer Entity is a special purpose entity that owns no assets other than, directly or indirectly, all of the equity interests of the entities holding substantially all of the U.S. towers of the Company at the time of issuance. Under the Amended Indenture, the Issuers and their subsidiaries will be permitted to acquire additional Tower Sites (as defined in the Amended Indenture) and to issue new and additional notes so long as the Debt Service Coverage Ratio (“DSCR”) of the Issuers is at least 2.00x. At

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the time of issuance of the 2006 Tower Revenue Notes, the Issuers and their subsidiaries held over 11,500 Tower Sites in the U.S. and Puerto Rico.

Interest due to the holders of the 2006 Tower Revenue Notes is payable on the 15th of each month, commencing in January 2007. The 2006 Tower Revenue Notes are fixed rate obligations of the Company with interest rates ranging from 5.245% to 6.795% (see “Derivative Instruments Between Indenture Trustee and Noteholders”). The weighted average interest rate on the classes of the 2006 Tower Revenue Notes is 5.714%.

The Notes are secured by a first priority security interest granted by the Issuers in all of their assignable personal property, the space licenses pursuant to which wireless communication companies or other users lease space on the Tower Sites and the revenues associated with the space licenses. The equity interests in each of the Issuers and their respective subsidiaries have also been pledged to secure repayment of the Notes. Approximately 4,901 Tower Sites are held by Crown Atlantic and Crown Castle GT Company LLC (“Crown GT”), indirect subsidiaries of the Issuer Entity, whose governing instruments generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid to the Issuers by Crown Atlantic and Crown GT will service the Notes, the Notes are not obligations of, nor are the Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. The net book value of the property and equipment pledged by the Issuers exclusive of Crown Atlantic and Crown GT as of December 31, 2006 is $1,675,751,000.

The 2006 Tower Revenue Notes have a stated maturity date of November 15, 2036. No principal payments in respect of the 2006 Tower Revenue Notes are required to be made prior to November 15, 2011, unless an Amortization Period (as defined in the Amended Indenture) commences, the 2006 Tower Revenue Notes are not paid in full on or prior to November 2011 (“2011 ARD”) or certain casualty or condemnation events occur. During an Amortization Period and after the earliest Anticipated Repayment Date (as defined in the Amended Indenture) for any Series of Notes then outstanding, Excess Cash Flow (as defined in the Amended Indenture) of the Issuers will be used to repay principal of the Notes in the manner set forth in the Indenture. An Amortization Period (as defined in the Amended Indenture) will commence as of the end of any calendar quarter if the DSCR of the Issuers falls below 1.45x and will continue to exist until the end of any calendar quarter for which such ratio exceeds such level. In addition, after the 2011 ARD, additional interest will accrue on any outstanding 2006 Tower Revenue Notes computed pursuant to the formula specified in the Amended Indenture.

During the continuation of a Cash Trap Condition (as defined in the Amended Indenture), all Excess Cash Flow will be deposited in a reserve account established under the Amended Indenture instead of being released to the Company. Prior to the earliest Anticipated Repayment Date for any Series of Notes then outstanding, if a Cash Trap Condition is continuing and the DSCR of the Issuers is 1.75x or greater and no Event of Default has occurred and is continuing, funds in the Cash Trap Reserve (as defined in the Amended Indenture) may be released to be used solely to meet the debt service requirements of the Company and its subsidiaries (other than CC Towers Holding, the immediate parent of the Guarantor, and CC Towers Holding’s subsidiaries). A Cash Trap Condition will exist at the end of any calendar quarter if the DSCR of the Issuers is 1.75x or less and will continue to exist until such ratio exceeds such level for two consecutive calendar quarters. Under the terms of the Amended Indenture, there are generally no restrictions on the Company’s use of cash distributed to it from the Issuers after debt service, provided investments are made in a Permitted Business (as defined in Amended Indenture), which includes any type of business that the Company and its subsidiaries presently conduct and any type of business that is related, ancillary, or complementary to such presently conducted business.

Senior Secured 2005 Tower Revenue Notes

On June 8, 2005, the Issuer Entity and the Initial Issuers issued $1,900,000,000 aggregate principal amount of 2005 Tower Revenue Notes, pursuant to the Indenture dated as of June 1, 2005, by and among the Initial Issuers and JPMorgan Chase Bank, N.A., as the former Indenture Trustee and an indenture supplement (“2005 Indenture Supplement”) dated as of June 1, 2005, by and among the Initial Issuers and the former Indenture Trustee. All of the Initial Issuers are indirect wholly-owned subsidiaries of the Company.

The 2005 Tower Revenue Notes were issued in five separate classes, each investment grade, as indicated in the table below. Each Class of 2005 Tower Revenue Notes will rank pari passu with each other Class of Notes of any

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other Series issued under the Amended Indenture (including the 2006 Tower Revenue Notes) that bears the same alphabetical Class designation. Each of the Class B, Class C and Class D Tower Revenue Notes are subordinated in right of payment to any other Class which has an earlier alphabetical designation.

Class	Initial Class Principal Balance
(In thousands of dollars)
Class A – FX	$948,460
Class A – FL	250,000
Class B	233,845
Class C	233,845
Class D	233,850

$1,900,000

The proceeds from the sale of the 2005 Tower Revenue Notes were used to fund the purchase of the Company’s tendered 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes (with each of such notes as defined below), to fund the redemption of the Company’s 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes (with each of such notes as defined below) (see “Purchases and Redemption of the Company’s Debt Securities”), and to repay the Company’s outstanding Crown Atlantic Credit Facility (“Crown Atlantic Credit Facility”). In addition, on June 8, 2005, proceeds of $48,873,000 were used to fund certain reserve accounts pursuant to the Indenture for the payment of ground rents, real estate and personal property taxes, insurance premiums related to the towers, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. Those reserve accounts are classified as restricted cash on the consolidated balance sheet. The remaining proceeds were transferred to affiliates of the Issuers including the Company, which will use such proceeds for general corporate purposes. See also “Purchases and Redemptions of the Company’s Debt Securities” and “Crown Atlantic Credit Facility.”

The Issuer Entity is a special purpose entity that owns no assets other than, directly or indirectly, all of the equity interests of the entities holding substantially all of the U.S. towers of the Company at the time of the issuance (“Asset Entities”), totaling over 10,600 at the time of issuance of the 2005 Tower Revenue Notes. In connection with the issuance of the 2005 Tower Revenue Notes, the Initial Issuers were formed as, or converted into, special purpose entities that are prohibited from owning any assets other than their towers and related assets and from incurring any debt other than as contemplated by the Indenture. Approximately 4,901 towers are held by Crown Atlantic and Crown GT, indirect subsidiaries of the Issuer Entity, whose governing instruments generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon. Consequently, while distributions paid to the Issuer Entity by Crown Atlantic and Crown GT will service the 2005 Tower Revenue Notes, such notes are not obligations of, nor are the 2005 Tower Revenue Notes secured directly by the cash flows or any other assets of, Crown Atlantic and Crown GT. The net book value of the property and equipment pledged by the Issuers exclusive of Crown Atlantic and Crown GT as of December 31, 2006 is $1,675,751,000.

Interest due to the holders of the 2005 Tower Revenue Notes is payable on the 15th of each month, commencing in July 2005. The 2005 Tower Revenue Notes are fixed rate obligations of the Company with interest rates ranging from 4.643% to 5.612% (see “Derivative Instruments Between Indenture Trustee and Noteholders”). The weighted average interest rate on the classes of the 2005 Tower Revenue Notes is 4.890%.

No principal payments on the 2005 Tower Revenue Notes are scheduled prior to June of 2010 (“2010 ARD”). On the 2010 ARD, payment in full is expected to occur for the 2005 Tower Revenue Notes based on the assumption that the 2005 Tower Revenue Notes are not prepaid in whole or in part prior to such date except that if the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, the Issuers will be required to make principal payments out of Excess Cash Flow (as defined in the Amended Indenture). The Issuers may not voluntarily prepay the 2005 Tower Revenue Notes in whole or in part at any time prior to the second anniversary of the closing date, except for prepayments (1) made to cure a breach of representation, warranty, or other default with respect to a particular tower site and (2) in connection with certain casualty and condemnation events. Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the 2005 Tower Revenue Notes are not paid in full on the 2010 ARD, the entire unpaid principal balance of the 2005 Tower Revenue Notes

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be due and payable in full in June of 2035. In addition, after the 2010 ARD, additional interest will accrue on any outstanding 2005 Tower Revenue Notes computed pursuant to the formula specified in the Amended Indenture.

On September 26, 2006, the Initial Issuers entered into an indenture supplement setting forth amendments to the Indenture. The indenture supplement, among other things, reduces the DSCR that is required after giving effect to the issuance of additional notes under the Indenture in the future from (1) 3.28 to 1.00, to (2) 2.00 to 1.00. The indenture supplement was entered into following the successful completion of the Initial Issuers’ solicitation of consents from the holders of the 2005 Tower Revenue Notes to the above described amendments to the Indenture.

On November 29, 2006, the 2006 Indenture Supplement and the Amended Indenture, among other things, (1) designated the Additional Issuers as Issuers of the 2005 Tower Revenue Notes and any other Notes to be issued under the Amended Indenture, (2) pledged the equity interests of the Additional Issuers to secure repayment of the Notes, and (3) eliminated the Cash Trap Condition provision that was previously determined by the Company’s DSCR.

See “Senior Secured 2006 Tower Revenue Notes” above for a further discussion of the Notes and the 2006 Indenture Supplement.

Derivative Instruments Between Indenture Trustee and Noteholders

On June 1, 2005, the Indenture Trustee and Morgan Stanley Capital Services, Inc., (“Swap Counterparty”) entered into a swap contract (“2005 Swap Contract”) relating to the Class A – FL of the 2005 Tower Revenue Notes. The 2005 Swap Contract was entered into to provide investors a floating rate note alternative, via exchanging a fixed rate paid by the Company into a floating rate coupon for investors. The Company is not party to the 2005 Swap Contract and has no obligations under the 2005 Swap Contract; rather, the Company’s obligation for interest relating to the Class A – FL of the 2005 Tower Revenue Notes is the same as the Class A – FX of the 2005 Tower Revenue Notes.

The 2005 Swap Contract provides that, on each Payment Date (as defined in the Indenture), commencing in July 2005, the Indenture Trustee will pay interest at a fixed rate to the Swap Counterparty equal to the rate on the Class A – FX of the 2005 Tower Revenue Notes on a notional amount equal to the Class A – FL of the 2005 Tower Revenue Notes principal balance. In turn, the Swap Counterparty will pay interest at a rate equal to one-month LIBOR plus 0.380%. Required payments under the 2005 Swap Contract will be made by the Swap Counterparty or the Indenture Trustee on a net basis and deposited into a separate account which will be used to pay the holders of the Class A – FL 2005 Tower Revenue Notes on any Payment Date.

On November 29, 2006, the Indenture Trustee and Swap Counterparty entered into a swap contract (“2006 Swap Contract”) relating to the Class A – FL 2006 Tower Revenue Notes. The 2006 Swap Contract was entered into to provide investors a floating rate note alternative, via exchanging a fixed rate paid by the Company into a floating rate coupon for investors. The Company is not party to the 2006 Swap Contract and has no obligations under the 2006 Swap Contract; rather, the Company’s obligation for interest relating to the Class A – FL of 2006 Tower Revenue Notes is the same as the Class A – FX of the 2006 Tower Revenue Notes.

The 2006 Swap Contract provides that, on each Payment Date, commencing in January 2007, the Indenture Trustee will pay interest at a fixed rate to the Swap Counterparty equal to the rate on the Class A – FX of the 2006 Tower Revenue Notes on a notional amount equal to the Class A – FL of the 2006 Tower Revenue Notes principal balance. In turn, the Swap Counterparty will pay interest at a rate equal to one-month LIBOR plus 0.170%. Required payments under the 2006 Swap Contract will be made by the Swap Counterparty or the Indenture Trustee on a net basis and deposited into a separate account which will be used to pay the holders of the Class A – FL of the 2006 Tower Revenue Notes on any Payment Date.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Credit Facility

On June 1, 2006, certain subsidiaries of the Company, including Crown Castle Operating Company (“CCOC”), entered into the now terminated 2006 Credit Facility with a syndicate of lenders, pursuant to which such lenders agreed to provide the borrowers with a $1.25 billion credit facility, consisted of a $1.0 billion 2006 Term Loan and a $250,000,000 senior secured revolving credit facility originally maturing May 31, 2007. The 2006 Credit Facility was fully and unconditionally guaranteed by CCIC. A portion of the proceeds of the 2006 Term Loan was used to repay CCOC’s previously existing revolving 2005 Credit Facility (as defined below), under which $295,000,000 was outstanding at the time of repayment and to fund the acquisition of Mountain Union with approximately $305,000,000 (see note 2). The remaining proceeds of the 2006 Credit Facility were utilized to purchase the Company’s common stock in public market transactions (see note 11). On October 2, 2006, the Company made the first principal payment of $2,500,000. On November 29, 2006, the Company terminated the 2006 Credit Facility and repaid the remaining $997,500,000 outstanding balance of the 2006 Term Loan. The termination of the 2006 Credit Facility resulted in a loss for 2006 of $4,667,000, consisting of the write-off of unamortized deferred financing costs and a termination fee of $585,000.

2005 Credit Facility

On August 1, 2005, CCOC entered into the now terminated credit agreement with a syndicate of lenders, pursuant to which such lenders agreed to provide a $275,000,000 revolving credit facility (“2005 Credit Facility”). The 2005 Credit Facility was a 364-day facility, and was fully and unconditionally guaranteed by CCIC. In August 2005, the Company borrowed $145,000,000 under the 2005 Credit Facility to fund the acquisition of towers from an affiliate of Trintel (see note 2). On November 2, 2005, the Company borrowed an additional $55,000,000 under the 2005 Credit Facility for general corporate purposes. On December 1, 2005, the 2005 Credit Facility was amended. As a result of this amendment, the total facility was increased to $325,000,000 and the maturity was extended to November 28, 2006. In conjunction with the amendment, the Company borrowed an additional $95,000,000 under the amended 2005 Credit Facility to partially fund the redemption of the Company’s 8 1/4% Convertible Preferred Stock (see note 10). On June 1, 2006, the Company terminated the 2005 Credit Facility and repaid the $295,000,000 outstanding balance. The termination of the 2005 Credit Facility resulted in a loss for 2006 of $740,000 relating to the write-off of deferred financing costs.

Crown Atlantic Credit Facility

Crown Atlantic previously had the Crown Atlantic Credit Facility, a credit agreement with a syndicate of banks which consisted of a $301,050,000 secured revolving line of credit. In February 2004, Crown Atlantic amended its credit facility to reduce the available borrowings from $301,050,000 to $250,000,000. The amendment of the credit facility resulted in a loss for 2004 of $387,000 consisting of the write-off of certain financing costs. During 2004 and 2005, Crown Atlantic repaid $15,000,000 and $71,987,000, respectively, in outstanding borrowings under the Crown Atlantic Credit Facility. Crown Atlantic utilized cash provided by its operations to effect these repayments. On June 8, 2005, the Company terminated the Crown Atlantic Credit Facility and repaid the remaining $108,013,000 in outstanding borrowings with proceeds from the 2005 Tower Revenue Notes.

2000 Credit Facility

A subsidiary of the Company had a credit agreement with a syndicate of banks (as amended, the “2000 Credit Facility”) which consisted of two term loan facilities and a revolving line of credit aggregating $1,200,000,000. On October 10, 2003, the Company entered into an amendment to the 2000 Credit Facility. The amended credit agreement consisted of two term loan facilities and a revolving line of credit aggregating $1,642,500,000. After closing of the amended credit agreement, the Term A loan had a balance of $192,500,000, the Term B loan had a balance of $1,100,000,000, and there were no amounts drawn under the $350,000,000 revolving line of credit. In accordance with the terms of the 2000 Credit Facility, the Company was required to use $1,286,568,000 of the proceeds from the sale of CCUK in 2004 to fully repay the outstanding borrowings under the 2000 Credit Facility, including accrued interest and fees of $11,183,000. The repayment of the 2000 Credit Facility resulted in a loss for 2004 of $13,886,000, consisting of the write-off of unamortized deferred financing costs.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4% Convertible Senior Notes due 2010 (“4% Convertible Senior Notes”)

The Company issued in 2003 $230,000,000 aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223,100,000 (after underwriting discounts of $6,900,000). Semi-annual interest payments for the 4% Convertible Senior Notes are due on each January 15 and July 15, beginning on January 15, 2004. The maturity date of the 4% Convertible Senior Notes is July 15, 2010. In November 2004 and January and April 2005, the Company purchased a significant portion of the outstanding 4% Convertible Senior Notes (see “ Purchases and Redemption of the Company’s Debt Securities” below). During 2006, holders converted $125,000 of the 4% Convertible Senior Notes into 11,541 shares of common stock.

The 4% Convertible Senior Notes are redeemable at the option of the Company, in whole or in part, on or after July 18, 2008 at a price of 101.143% of the principal amount plus accrued interest. The redemption price is reduced to 100.571% on July 15, 2009. The 4% Convertible Senior Notes are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2006, conversion of all the outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5,895,000 shares of the Company’s common stock (see note 11).

10 3/4% Senior Notes due 2011 (“10 3/4% Senior Notes”)

The Company originally issued in 2000 $500,000,000 aggregate principal amount of its 10 3/4% Senior Notes. Semi-annual interest payments for the 10 3/4% Senior Notes were due on each February 1 and August 1. The maturity date of the 10 3/4% Senior Notes was August 1, 2011. In June 2005, the Company purchased a significant portion of the outstanding 10 3/4% Senior Notes and redeemed the remaining outstanding balance in August 2006. See “Purchases and Redemption of the Company’s Debt Securities” below.

9 3/8% Senior Notes due 2011 (“9 3/8% Senior Notes”)

The Company issued in 2001 $450,000,000 aggregate principal amount of its 9 3/8% Senior Notes for proceeds of $441,000,000 (after underwriting discounts of $9,000,000). Semi-annual interest payments for the 9 3/8% Senior Notes were due on each February 1 and August 1. The maturity date of the 9 3/8% Senior Notes was August 1, 2011. In June 2005, the Company purchased a significant portion of the outstanding 9 3/8% Senior Notes and redeemed the remaining outstanding balance in August 2006. See “Purchases and Redemption of the Company’s Debt Securities” below.

7.5% Senior Notes due 2013 (“7.5% Senior Notes”)

The Company issued in 2003 $300,000,000 aggregate principal amount of its 7.5% Senior Notes for net proceeds of $293,250,000. Semi-annual interest payments for the 7.5% Senior Notes are due on each June 1 and December 1, beginning on June 1, 2004. The maturity date of the 7.5% Senior Notes is December 1, 2013.

The 7.5% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after December 1, 2008 at a price of 103.75% of the principal amount plus accrued interest. The redemption price is reduced annually until December 1, 2011, after which time the 7.5% Senior Notes are redeemable at par. Prior to December 1, 2006, the Company was permitted to redeem up to 35% of the aggregate principal amount of the 7.5% Senior Notes, at a price of 107.5% of the principal amount thereof, with the net cash proceeds from a public offering of the Company’s common stock. In June 2005, the Company purchased a significant portion of the outstanding 7.5% Senior Notes. See “Purchases and Redemption of the Company’s Debt Securities” below.

Purchases and Redemption of the Company’s Debt Securities

On December 5, 2003, the Company commenced cash tender offers and consent solicitations for all of its outstanding 9% Senior Notes due 2011 (“9% Senior Notes”) and 9 1/2% Senior Notes due 2011 (“9 1/2% Senior Notes”). On December 31, 2003, in accordance with the terms of the tender offers, the purchase prices for the tendered notes (excluding accrued interest through the purchase date) were determined to be 107.112% of the outstanding principal amount for the 9% Senior Notes and 109.140% of the outstanding principal amount for the 9 1/2% Senior Notes. Such purchase prices include a consent payment of $20.00 for each $1,000 principal amount of

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the tendered notes. On January 7, 2004, the Company (1) utilized approximately $146,984,000 of its cash to purchase the $135,579,000 in outstanding principal amount of the tendered 9% Senior Notes, including accrued interest thereon of $1,763,000, and (2) utilized approximately $124,030,000 of its cash to purchase the $109,512,000 in outstanding principal amount of the tendered 9 1/2% Senior Notes, including accrued interest thereon of $4,508,000. The purchase of the tendered 9% Senior Notes resulted in a loss of $12,466,000 in 2004, consisting of the write-off of unamortized deferred financing costs ($2,823,000) and the excess of the total purchase price over the carrying value of the tendered notes ($9,643,000). The purchase of the tendered 9 1/2% Senior Notes resulted in a loss of $11,652,000 for the year ended December 31, 2004, consisting of the write-off of unamortized deferred financing costs ($1,642,000) and the excess of the total purchase price over the carrying value of the tendered notes ($10,010,000).

In January 2004, the Company (1) utilized $1,570,000 of its cash to purchase $1,500,000 in outstanding principal amount at maturity of its 10 3/8% Senior Discount Notes due 2011 (“10 3/8% Discount Notes”) and (2) utilized $1,046,000 of its cash to purchase $1,000,000 in outstanding principal amount at maturity of its 11 1/4% Senior Discount Notes (“11 1/4% Discount Notes”), both in public market transactions. The debt purchases resulted in losses of $249,000 for the year ended December 31, 2004.

Under the terms of the indentures governing the Company’s public debt securities, any proceeds from the sale of CCUK not invested in qualifying assets within one year must be offered to purchase such debt securities from the Company’s bondholders at the outstanding principal amount plus accrued interest (see note 3). On September 10, 2004, in order to satisfy such requirements under the indentures, the Company commenced an offer to purchase for cash up to $216,412,000 of its 10 3/4% Senior Notes, $205,574,000 of its 9 3/8% Senior Notes, $151,445,000 of its 7.5% Senior Notes and $151,445,000 of its 7.5% Series B Senior Notes due 2013 (“7.5% Series B Senior Notes”) in advance of the one year time period. The offer to purchase these securities expired on October 8, 2004, at which time the Company accepted an aggregate of $465,000 in notes that had been tendered. On October 12, 2004, the Company utilized $475,000 of its cash to purchase the $465,000 in outstanding principal amount of the tendered notes, including accrued interest thereon of $10,000. The purchase of the tendered notes resulted in a loss of $10,000 in 2004, consisting of the write-off of unamortized deferred financing costs.

On November 8, 2004, the Company commenced a cash tender offer for all of its outstanding 4% Convertible Senior Notes. On December 3, 2004, in accordance with the terms of the tender offer, the purchase price for the tendered notes (excluding accrued interest through the purchase date) was determined to be 179.505% of the outstanding principal amount. On December 8, 2004, the Company utilized $86,896,000 of its cash to purchase the $47,984,000 in outstanding principal amount of the tendered 4% Convertible Senior Notes, including accrued interest thereon of $762,000. The purchase of the tendered 4% Convertible Senior Notes resulted in a loss of $39,396,000 in 2004, consisting of the write-off of unamortized deferred financing costs ($1,246,000) and the excess of the total purchase price over the carrying value of the tendered notes ($38,150,000). The purchase eliminated the potential future conversion of the purchased notes into 4,430,000 shares of common stock.

In January 2005, the Company utilized $175,439,000 of its cash to purchase $93,500,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $1,744,000, in public market transactions. The debt purchases resulted in losses of $82,587,000 for the year ended December 31, 2005, consisting of the write-off of unamortized deferred financing costs ($2,392,000) and the excess of the total purchase price over the carrying value of the notes ($80,195,000). The purchase eliminated the potential future conversion of the purchased notes into 8,633,000 shares of common stock.

In April 2005, the Company utilized $43,650,000 of its cash to purchase $24,552,000 in outstanding principal amount of its 4% Convertible Senior Notes, including accrued interest thereon of $218,000, in public market transactions. The purchase resulted in a loss of $19,483,000 being recorded for the year ended December 31, 2005, consisting of the write-off of unamortized deferred financing costs ($603,000) and the excess of the total purchase price over the carrying value of the notes ($18,880,000). The purchase eliminated the potential future conversion of the purchased notes into 2,267,000 shares of common stock.

On May 17, 2005, the Company commenced cash tender offers and consent solicitations for all of its outstanding 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes. On May 31, 2005, in accordance with the terms of the tender offers, the purchase prices were determined to be 106.422%,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

110.480%, 113.856% and 113.856% of the outstanding principal amount at maturity for the 10 3/4% Senior Notes, 9 3/8% Senior Notes, 7.5% Senior Notes and 7.5% Series B Senior Notes, respectively. Such purchase prices include a consent payment of $40.00 per $1,000 principal amount of the notes tendered on or prior to the consent date. In June 2005, the Company (1) utilized approximately $461,029,000 of its cash to purchase the $418,304,000 in outstanding principal amount of the tendered 10 3/4% Senior Notes, including accrued interest thereon of $15,864,000, (2) utilized approximately $461,430,000 of its cash to purchase the $405,523,000 in outstanding principal amount of the tendered 9 3/8% Senior Notes, including accrued interest thereon of $13,412,000, (3) utilized approximately $341,903,000 of its cash to purchase the $299,944,000 in outstanding principal amount of the tendered 7.5% Senior Notes, including accrued interest thereon of $439,000, and (4) utilized approximately $341,954,000 of its cash to purchase the $299,962,000 in outstanding principal amount of the tendered 7.5% Series B Senior Notes, including accrued interest thereon of $437,000. The purchase of the tendered 10 3/4% Senior Notes resulted in a loss of $35,037,000 for the year ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($8,176,000) and the excess of the total purchase price over the carrying value of the tendered notes ($26,861,000). The purchase of the tendered 9 3/8% Senior Notes resulted in a loss of $47,872,000 for the year ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($5,377,000) and the excess of the total purchase price over the carrying value of the tendered notes ($42,495,000). The purchase of the tendered 7.5% Senior Notes resulted in a loss of $47,599,000 for the year ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($6,079,000) and the excess of the total purchase price over the carrying value of the tendered notes ($41,520,000). The purchase of the tendered 7.5% Series B Senior Notes resulted in a loss of $48,543,000 for the year ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($6,988,000) and the excess of the total purchase price over the carrying value of the tendered notes ($41,555,000).

On July 8, 2005, the Company redeemed the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes (“Redeemed Notes”). The Company utilized approximately $56,172,000 to redeem the $52,927,000 in outstanding principal amount of the Redeemed Notes, including accrued interest of $1,241,000. The redemptions resulted in losses of $2,676,000 for the year ended December 31, 2005, consisting of the write-off of the unamortized deferred financing costs ($672,000) and the excess of the total purchase price over the carrying value of the Redeemed Notes ($2,004,000).

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

On August 1, 2006, the Company (1) utilized $10,870,000 to redeem the $9,976,000 of outstanding 10 3/4% Senior Notes, including accrued interest of $536,000 and (2) utilized $1,854,000 to redeem the $1,695,000 of outstanding 9 3/8% Senior Notes, including accrued interest of $80,000. The redemptions resulted in losses of $437,000 for the year ended December 31, 2006.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Structural Subordination of the Debt Securities

The 4% Convertible Senior Notes, the 10 3/8% Discount Notes, the 9% Senior Notes, the 11 1/4% Discount Notes, the 9 1/2% Senior Notes, the 10 3/4% Senior Notes, the 9 3/8% Senior Notes, the 7.5% Senior Notes and the 7.5% Series B Senior Notes (collectively, the “Debt Securities”) are or were senior indebtedness of the Company; however, they are or were unsecured and effectively subordinate to the liabilities of the Company’s subsidiaries. The indentures governing the Debt Securities (“Debt Securities Indentures”) placed restrictions on the Company’s ability to, among other things, pay dividends and make capital distributions, make investments, incur additional debt and liens, issue additional preferred stock, dispose of assets and undertake transactions with affiliates. In conjunction with the aforementioned tender offers, along with the prior tender offers for the outstanding 9% Senior Notes, 9 1/2% Senior Notes, 10 3/8% Discount Notes and 11 1/4% Discount Notes, certain of the requirements in the related Debt Securities Indentures were removed via consents obtained in connection with the tendered notes. The amendments to the Debt Securities Indentures removed substantially all covenant limitations previously imposed on the Company by the Debt Securities Indentures.

Maturities

Scheduled maturities, reflecting the anticipated repayment dates for the Notes, of total debt outstanding at December 31, 2006 are as follows: years ending December 31, 2007—$0; 2008—$0; 2009—$-0-; 2010—$1,963,839,000; 2011—$1,550,000,000; thereafter—$51,000.

Interest Rate Swaps

The Company has used interest rate swaps to manage and reduce its interest rate risk, including the use of forward starting interest rate swaps to hedge the variability of future interest rates on anticipated financings. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financings. The swap activity for 2004, 2005 and 2006 was as follows:

The Company had an interest rate swap in connection with amounts originally borrowed under the Crown Atlantic Credit Facility. This interest rate swap had an initial notional amount of $100,000,000, decreasing on a quarterly basis beginning September 30, 2003 until the termination of the agreement on March 31, 2006. As of December 31, 2004, the notional amount of this agreement was $51,250,000. The Company paid a fixed rate of 5.79% on the notional amount and received a variable rate based on LIBOR. This agreement effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a variable rate to a fixed rate of 5.79% plus the applicable margin. On June 8, 2005, in conjunction with the repayment of the Crown Atlantic Credit Facility, the Company paid $655,000 to terminate this interest rate swap.

On May 18, 2005, the Company entered into a five-year forward starting interest rate swap (“May 2005 Interest Rate Swap”) with a combined notional amount of $1.9 billion, to hedge the variability of future interest rates on the anticipated $1.9 billion 2005 Tower Revenue Notes that were issued on June 8, 2005. The May 2005 Interest Rate Swap called for the Company to pay interest at a fixed annual rate of 4.295% in exchange for receiving interest at a variable rate equal to LIBOR. On May 27, 2005, the effective date of the May 2005 Interest Rate Swap, the May 2005 Interest Rate Swap was terminated, resulting in a $5,726,000 settlement payment by the Company. The settlement payment is included in accumulated other comprehensive income (loss) and is amortized as an increase in interest expense using the effective interest rate method over a five year period through June 2010, the Anticipated Repayment Date of the 2005 Tower Revenue Notes. The effective interest rate on the 2005 Tower Revenue Notes is approximately 4.95%, inclusive of the approximate 0.06% increase in the effective interest rate relating to the May 2005 Interest Rate Swap and exclusive of the amortization of the deferred financing costs. The amount estimated to be amortized into interest expense as a result of the May 2005 Interest Rate Swap is $1,145,000 for the year ended December 31, 2007.

On December 15, 2005, the Company entered into two five-year forward starting interest rate swaps (“December 2005 Interest Rate Swaps”) with a combined notional amount of $250,000,000 to hedge the variability of future interest rates on the anticipated refinancing of the 2005 Credit Facility in June 2006. The December 2005

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps called for the Company to pay interest at fixed rates of 4.9395% in exchange for receiving interest at a variable rate equal to LIBOR. On January 27, 2006, the Company terminated the December 2005 Interest Rate Swaps. No settlement payment was required to terminate such swaps.

On March 1, 2006, the Company entered into three five-year forward starting interest rate swaps (“March 2006 Interest Rate Swaps”) with a combined notional amount of $1.9 billion to hedge the variability of future interest rates on the expected future refinancing in June 2010 of the $1.9 billion 2005 Tower Revenue Notes issued in June 2005. The March 2006 Interest Rate Swaps call for the Company to pay interest at a fixed annual rate of 5.18% in exchange for receiving interest at a variable rate equal to LIBOR. On the effective date (the projected issuance date of June 15, 2010), the March 2006 Interest Rate Swaps will be terminated and settled in cash. Through the March 2006 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $1.9 billion of borrowings at a combined locked in rate of 5.18% (plus the applicable margin). As of December 31, 2006, the fair value of the March 2006 Interest Rate Swaps was a liability of $2,194,000 and was recorded with an offsetting adjustment to accumulated other comprehensive income.

In conjunction with the termination of the December 2005 Interest Rate Swaps, two new interest rate swaps (“January 2006 Interest Rate Swaps”) with similar terms were entered into on January 27, 2006 to hedge the variability of future interest rates on the anticipated refinancing of the 2005 Credit Facility in June 2006. The January 2006 Interest Rate Swaps called for the Company to pay interest at a weighted average fixed annual rate of 4.9045% in exchange for receiving interest at a variable rate equal to LIBOR. The January 2006 Interest Rate Swaps were to be terminated and settled in cash on the effective date (the projected issuances date of June 30, 2006). During 2006, the Company de-designated the January 2006 Interest Rate Swaps as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities and terminated the swaps. The increase in the fair value of the January 2006 Interest Rate Swaps, from January 27, 2006 to the date of de-designation, totaled $6,231,000 and was recorded as a net change in fair value of cash flow hedging instruments in accumulated other comprehensive income (loss). As a result of the de-designation, $699,000 previously recorded in accumulated other comprehensive income (loss) as of the date of the de-designation was reclassified into income during 2006. The remaining $5,532,000 recorded in accumulated other comprehensive income as of the date of de-designation is amortized as a decrease to interest expense using the effective interest rate method over a five year period through November 2011, the Anticipated Repayment Date of the 2006 Tower Revenue Notes.

In conjunction with the termination of the January 2006 Interest Rate Swaps, the Company entered into two five-year forward starting interest rate swaps on June 14, 2006 (“June 2006 Interest Rate Swaps”) with a combined notional amount of $250,000,000 to hedge the variability of future interest rates on the anticipated refinancing of the 2006 Credit Facility issued in June 2006. The June 2006 Interest Rate Swaps called for the Company to pay interest at a fixed annual rate of 5.464% in exchange for receiving interest at a variable rate equal to LIBOR. In conjunction with the refinancing of the 2006 Credit Facility through the issuance of the 2006 Tower Revenue Notes, the June 2006 Interest Rate Swaps were terminated on November 15, 2006, resulting in a $5,735,000 settlement payment by the Company, of which $5,620,000 is included in accumulated other comprehensive income (loss) and is amortized as an increase in interest expense using the effective interest rate method over a five year period through November 2011, the Anticipated Repayment Date of the 2006 Tower Revenue Notes. For the year ended December 31, 2006, ($115,000) was reclassified from accumulated other comprehensive income (loss) to other income (expense).

On August 17, 2006, the Company entered into two five-year forward starting interest rate swaps (“August 2006 Interest Rate Swaps”) with a combined notional amount of $750,000,000 to hedge the variability of future interest rates on the anticipated refinancing of the 2006 Credit Facility. The August 2006 Interest Rate Swaps called for the Company to pay interest at a fixed annual rate of 5.227% in exchange for receiving interest at a variable rate equal to LIBOR. In conjunction with the refinancing of the 2006 Credit Facility through the issuance of the 2006 Tower Revenue Notes, the August 2006 Interest Rate Swaps were terminated on November 15, 2006, resulting in a $9,538,000 settlement payment by the Company, of which $9,287,000 is included in accumulated other comprehensive income (loss) and is amortized as an increase in interest expense using the effective interest rate method over a five year period through November 2011, the Anticipated Repayment Date of the 2006 Tower Revenue Notes. For the year ended December 31, 2006, ($252,000) was reclassified from accumulated other comprehensive income to other income (expense).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective interest rate on the 2006 Tower Revenue Notes is approximately 5.83%, inclusive of the approximate 0.12% increase in the effective interest rate relating to the January 2006 Interest Rate Swaps, June 2006 Interest Rate Swap and August 2006 Interest Rate Swap and exclusive of the amortization of the deferred financing costs. The estimated amortization into interest expense as a result of the January 2006 Interest Rate Swaps, June 2006 Interest Rate Swap and August 2006 Interest Rate Swap is a net expense of $1,875,000 for the year ended December 31, 2007.

On December 15, 2006, the Company entered into two five-year forward starting interest rate swaps (“December 2006 Interest Rate Swaps”) with a combined notional amount of $1.55 billion to hedge the variability of future interest rates on the expected future refinancing in November 2011 of the $1.55 billion 2006 Tower Revenue Notes issued in November 2006. The December 2006 Interest Rate Swaps call for the Company to pay interest at a fixed annual rate of 5.14% in exchange for receiving interest at a variable rate equal to LIBOR. On the effective date (the projected issuance date in November 2011), the December 2006 Interest Rate Swaps will be terminated and settled in cash. Through the December 2006 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $1.55 billion of borrowings at a combined locked in rate of 5.14% (plus the applicable margin). As of December 31, 2006, the fair value of the December 2006 Interest Rate Swaps was an asset of $4,394,000 and was recorded with an offsetting adjustment to accumulated other comprehensive income (loss).

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $11,990,000 and expire on various dates through February 2008.

8. Income Taxes

See note 20 for a discussion of subsequent events impacting income taxes.

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle by geographic area is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Domestic	$(290,130)	$(384,798)	$(43,201)
Foreign	(17,219)	(8,856)	(5,172)

	$(307,349)	$(393,654)	$(48,373)

The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Current:
Federal	$—	$—	$(2,003)
Foreign	(630)	(521)	(378)
State	—	(1,085)	(765)
Deferred:
Federal	6,000	—	—
State	—	(1,619)	2,303

	$5,370	$(3,225)	$(843)

For the years ended December 31, 2004, 2005 and 2006, the Company has recognized deferred foreign income tax provisions of $27,162,000, $-0- and $-0-, respectively, related to CCUK’s operating results. These income tax

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions are included in discontinued operations on the Company’s consolidated statement of operations and comprehensive income (loss).

For the year ended December 31, 2004, the Company recognized a federal alternative minimum tax expense of $18,000,000 related to the gain on sale of CCUK. Such amount is included in discontinued operations on the Company’s consolidated statement of operations and comprehensive income (loss) (see note 3). For the year ended December 31, 2006, the Company has recognized $2,100,000 of alternative income tax liability and related alternative minimum tax carryforward. The alternative minimum tax credit has an indefinite carryforward period.

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Benefit for income taxes at statutory rate	$107,572	$137,779	$16,931
Tax effect of foreign losses	(6,027)	(3,100)	(1,810)
Expenses for which no federal tax benefit was recognized	(168)	(1,842)	(1,737)
Losses for which no tax benefit was recognized	(96,007)	(133,358)	(12,689)
State tax (provision) benefit	—	(2,704)	(1,538)

	$5,370	$(3,225)	$(843)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2006
	(In thousands of dollars)
Deferred income tax liabilities:
Property and equipment	$425,146	$337,684
Deferred site rental receivable	30,383	41,426
Available-for-sale securities	—	24,831

Total deferred income tax liabilities	455,529	403,941

Deferred income tax assets:
Net operating loss carryforwards	593,528	527,988
Deferred ground lease payable	42,235	52,192
Alternate minimum tax credit carryforward	18,000	20,100
Accrued liabilities	9,516	27,857
Receivables allowance	1,084	1,298
Derivative instruments	190	3,859
Intangible assets	91,041	76,369
Valuation allowances	(301,684)	(305,038)

Total deferred income tax assets, net	453,910	404,625

Net deferred income tax asset (liabilities)	$(1,619)	$684

Valuation allowances of $301,684,000 and $305,038,000 were recognized to offset net deferred income tax assets as of December 31, 2005 and 2006, respectively. If the benefits related to the valuation allowance are recognized in the future, substantially all of the benefits would be allocated to the consolidated statement of operations in the Company’s consolidated financial statements.

At December 31, 2006, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $1,356,000,000, $1,194,000,000 and $83,000,000, respectively, which are available to offset future federal taxable income. The federal loss carryforwards will expire in 2020 through 2025. The state net operating loss carryforwards expire in 2015 through 2025. The foreign net operating loss carryforwards remain available indefinitely provided certain continuity of business requirements are met. The utilization of the loss carryforwards is subject to certain limitations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has established, and periodically reviews and re-evaluates, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $9,485,000 as of December 31, 2005 and 2006, and are included in “other accrued liabilities”. The Company believes its contingent tax liabilities are adequate in the event certain tax positions are not ultimately upheld.

Upon adoption of FIN 48, the Company expects to record a cumulative effect adjustment of between approximately $4,000,000 and 6,000,000 related to previously unrecognized tax benefits associated with the income tax basis of CCUK, which was sold on June 28, 2004. In addition, previously unrecognized tax benefits between $70,000,000 and $110,000,000 associated with the tax basis of CCUK will be recorded in purchase accounting related to the completion of the merger with Global Signal.

9. Minority Interests

Minority interests primarily represent the minority partner’s interest in the operation of Crown Atlantic (43.1% through April 30, 2003, 37.245% from May 1, 2003 through November 4, 2004 and none thereafter), the minority shareholder’s 22.4% interest in the CCAL operations and the minority shareholder’s approximately 2% interest in Mountain Union (from July 1, 2006). On January 2, 2007, the Company purchased the remaining minority interest in Mountain Union. See note 20.

10. Redeemable Preferred Stock

Redeemable preferred stock consists of the following:

	December 31,
	2005	2006
6.25% Convertible Preferred Stock; shares issued and outstanding: 6,361,000 (stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050)	$311,943	$312,871

6.25% Convertible Preferred Stock

The Company originally issued 8,050,000 shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock (valued at 95% of the current market value of the common stock, as defined). For the years ended December 31, 2004, 2005 and 2006, dividends were paid with 1,498,361, 631,700 and -0- shares of common stock, respectively, and were paid with approximately $-0-, $9,939,000 and $19,877,000 of cash for 2004, 2005 and 2006, respectively. For the years ended December 31, 2004, 2005 and 2006, the amortization of the issue costs on the 6.25% Convertible Preferred Stock to dividends on preferred stock, net of losses on purchases of preferred stock was $928,000, $928,000 and $928,000, respectively. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, the Company generally has the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8,625,085 shares of common stock, if the price per share of the Company’s common stock equals or exceeds 120% of the conversion price or $44.25 for at least 20 trading days in any consecutive 30-day trading period.

The Company’s obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8 1/4% Convertible Preferred Stock

The Company originally issued 200,000 shares of its 8 1/4% Convertible Preferred Stock at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation (“GECC”). While the 8 1/4% Convertible Preferred Stock was outstanding, GECC was entitled to receive cumulative dividends at the rate of 8 1/4% per annum payable on March 15, June 15, September 15 and December 15 of each year, and the Company had the option to pay such dividends in cash or in shares of its common stock having a current market value equal to the stated dividend amount. On December 16, 2005, the Company redeemed the outstanding balance of the 8 1/4% Convertible Preferred Stock.

For the year ended December 31, 2004, dividends on our 8 1/4% Convertible Preferred Stock were paid with 1,140,000 shares of common stock. For the year ended December 31, 2005, dividends on our 8 1/4% Convertible Preferred Stock were paid with 245,000 shares of common stock and approximately $12,375,000 in cash. In March, June and December 2004, the Company paid its quarterly dividends on the 8 1/4% Convertible Preferred Stock by issuing a total of 845,000 shares of its common stock. The Company purchased the 845,000 shares of common stock from the dividend paying agent for a total of $12,245,000 in cash. In March 2005, the Company paid its quarterly dividend on the 8 1/4% Convertible Preferred Stock by issuing a total of 245,000 shares of common stock. The Company purchased the 245,000 shares of common stock from the dividend paying agent for a total of $4,074,350 in cash. For the years ended December 31, 2004, 2005 and 2006, the amortization of the discount on the 8 1/4% Convertible Preferred Stock to dividends on preferred stock, net of losses on purchases of preferred stock was $410,000, $376,000 and $-0-, respectively.

On November 30, 2005, the Company exercised its redemption right for the 8 1/4% Convertible Preferred Stock. On December 16, 2005, the Company redeemed its 8 1/4% Convertible Preferred Stock for $204,125,000 in cash, including accrued interest of $4,125,000. The redemption resulted in losses of $12,002,000 for the year ended December 31, 2005, consisting of the write-off of deferred financing costs included in additional paid-in capital ($9,402,000) and the excess of the total purchase price over the carrying value of the 8 1/4% Convertible Preferred Stock ($2,599,000). Such loss is included in dividends on preferred stock, net of losses on purchases of preferred stock on the Company’s consolidated statement of income and comprehensive income (loss) for the year ended December 31, 2005. The redemption eliminated the potential future conversion of the 8 1/4% Convertible Preferred Stock into 7,442,000 shares of common stock.

Mandatory Redemptions

The scheduled mandatory redemption of redeemable preferred stock outstanding at December 31, 2006 is $318,050,000 in August 2012.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Stockholders’ Equity

See note 20 for a discussion of subsequent events impacting stockholders’ equity.

Purchases and Issuances of the Company’s Common Stock

In August 2004, the Company began purchasing its common stock in public market transactions. In 2004, the Company purchased a total of 2,666,400 shares of common stock. The Company utilized $35,981,000 in cash to affect these 2004 purchases. In 2005, the Company purchased 15,439,304 shares of common stock in public market transactions. The Company utilized $298,271,000 in cash to affect these 2005 purchases. In 2006, the Company purchased 15,866,600 shares of common stock in public market transactions. The Company utilized $517,963,000 in cash to affect these 2006 purchases. The Company may choose to continue purchases of common stock in the future.

In February 2004, the Company issued 35,400 shares of common stock to the non-employee members of its Board of Directors. These shares had a grant-date fair value of $11.85 per share. In connection with these shares, the Company recognized stock-based compensation charges of $419,000 for the year ended December 31, 2004.

In February and June 2005, the Company issued 35,650 and 5,357 shares, respectively, of common stock to the non-employee members of its Board of Directors. These shares had a grant-date fair value of $16.20 and $16.80 per share, respectively. In connection with these shares, the Company recognized stock-based compensation charges of approximately $668,000 for the year ended December 31, 2005.

In February 2006, the Company issued 24,120 shares of common stock to the non-employee members of its Board of Directors. These shares had a grant-date fair value of $30.89 per share. In connection with the shares, the Company recognized stock-based compensation expense of $745,000 for the year ended December 31, 2006.

Stock Warrants

As of December 31, 2006, the Company had warrants for 589,990 shares of common stock outstanding with an exercise price of $7.508 per share. The warrants will expire in October 2007. The warrants were issued to holders of the Company’s previously outstanding 12.5% Senior Preferred Stock. The warrants are classified as equity instruments for accounting purposes.

On May 10, 2006, the Company issued an aggregate 38,196 shares of common stock to two holders that exercised an aggregate stock warrants for 50,270 shares of common stock at an exercise price of $7.508 per share.

Convertible Senior Notes

During 2006 holders converted $125,000 of the 4% Convertible Senior Notes into 11,541 shares of common stock. Conversion of the remaining outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5,895,000 shares of common stock.

Stock Options and Restricted Common Stock

See note 12 for a discussion of the stock option and restricted common stock activity.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares Reserved For Issuance.

The following is a summary of the shares reserved for future issuance as of December 31, 2006. See note 20.

As of December 31, 2006
(In thousands of shares)
Common Stock:
Convertible Senior Notes	5,895
Convertible Preferred Stock	8,625
U.S. Stock compensation plans	16,752
Warrants	590

31,862

12. Stock-based Compensation

Stock Plans. The Crown Castle International Corp. 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”) and the Crown Castle International Corp. 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), which are both shareholder-approved, permit the grant of stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates, of up to 8,000,000 and 11,713,564 shares of common stock, respectively, as of December 31, 2006. The maximum number of shares of common stock that may be issued under the 2004 Stock Incentive Plan may be increased by an additional amount equal to a reduction, from time to time, in the number of shares of common stock available for stock option grants pursuant to the Crown Castle International Corp. 1995 Stock Option Plan (as amended, the “1995 Stock Option Plan”); provided, however, that the aggregate number of shares added shall not exceed 10,000,000 shares. Pursuant to this provision, in 2005 and 2006, the Company transferred 5,200,000 shares and 513,564 shares, respectively, from the Crown Castle International Corp. 1995 Stock Option Plan to the 2004 Stock Incentive Plan.

Pursuant to these plans, the Company awarded restricted common stock to certain executives and employees beginning in 2003. The restricted common stock vests over periods ranging from three to five years. Most of the restricted common shares have provisions for accelerated vesting based on the market performance of our common stock and some have provisions for forfeiture by the employee if certain market performance of our common stock is not achieved. The Company has not granted CCIC stock options since 2003 and has not granted options to the executive management since October 2001.

The Company has two stock-based compensation plans not approved by shareholders, consisting of (1) a phantom equity option plan of up to 5% of the equity interests of the Company’s Modeo business within Emerging Businesses and (2) a stock option scheme for the purchase of shares of the Company’s Australian business within CCAL.

Restricted Common Stock. The following is a summary of the restricted common stock activity during the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
	(In thousands of shares)
Shares outstanding at the beginning of year	94	$19.51
Shares granted	1,219	23.63
Shares vested	(12)	17.60
Shares forfeited	(74)	18.41

Shares outstanding at end of year	1,227	23.68

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the restricted stock awards granted during the year ended December 31, 2006:

Restricted Stock Award	Grant Date	Shares Awarded	Grant Date Fair Value	Requisite Service Period
		(In thousands of shares)		(In years)
Retention award for executives	February	416	$16.21	3.00
Performance award for executives	February	349	25.75	1.52
Retention award for non-executive employees	February	110	30.89	3.00
Performance award for non-executive employees	February	264	30.89	2.75
One-off RSA awards	Various	80	18.99	3.24

Total		1,219

Weighted average			$23.63	2.54

The performance restricted stock awards granted in 2006 for both the executives and non-executive employees contain provisions for accelerated vesting based on the market performance of the Company’s common stock. In order to reach the first level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $35.52 per share for 20 consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one-third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $40.85 per share and $46.98 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one-third of these restricted shares respectively. Additionally, the performance restricted stock awards for the executives contain an additional market performance target, $37.07 (20% above market price on the grant date) for 20 consecutive trading days during the vesting period, that enables 100% of any remaining shares not otherwise vested to vest on the fourth anniversary of the grant date (February 23, 2010). However, in the event the common stock has not achieved the performance market target of $37.07 per share for 20 consecutive days during the vesting period, any remaining amounts unvested will be forfeited at the end of the vesting period (February 23, 2010) by the employee. However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed; rather, it will be recognized regardless of whether or not the $37.07 market performance target is achieved. The accelerated vesting provision in the executive and non-executive awards resulted in a derived service period. The requisite service period was derived by a Monte Carlo simulation using the assumptions stated below.

The retention awards granted in 2006 for the executives and some of the one-off restricted stock awards also contain provisions that result in forfeiture by the employee of any unvested shares in the event the common stock does not achieve the performance market target of $42.50 for 20 consecutive trading days. However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed; rather, it will be recognized regardless of whether or not the $42.50 market performance target is achieved. The 20 consecutive trading days include any date on or between September 22, 2008 and February 23, 2009 for the executives’ retention awards and any date on or between December 22, 2008 and May 25, 2009 for the one-off restricted stock awards. The share price provision in both the retention and performance restricted stock awards for the executives and one-off restricted stock awards results in a market condition. The estimated fair value for the awards with market conditions granted in the year ended December 31, 2006 was determined by a Monte Carlo simulation using the assumptions stated below.

The weighted average assumptions used in the determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in the year ended December 31, 2006 were as follows:

Risk-free rate	4.7%
Expected volatility	37%
Expected dividend rate	0%

The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $12,638,000, $18,079,000 and $12,298,000 for the years ended December 31, 2004, 2005 and 2006,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Company amortizes restricted stock awards on a straight-line basis for each separately vesting tranche of the award (graded vesting) over the requisite service period. See note 1.

For the years ended December 31, 2004 and 2005, the Company granted 1,358,512 and 761,856 shares, respectively, of restricted common stock to the Company’s executives and certain employees. The weighted average grant date fair value per share of the grants for the years ended December 31, 2004 and 2005 was $13.99 and $16.76 per share, respectively. These shares were to vest in various annual amounts over the service period ranging from four to five years, or could accelerate vest based on the market performance of the Company’s common stock. Generally one-third of the shares would accelerate vest upon the achievement of 115% to 150% of the previous base price for 20 consecutive trading days. The market performance of the Company’s common stock reached the third and final target level for accelerated vesting on April 27, 2004 for the awards granted in 2003, on September 16, 2005 for the awards granted in 2004, and on November 29, 2005 for the awards granted in 2005. There were no accelerated vestings of restricted stock awards during the year ended December 31, 2006. Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities and the Company arranged to purchase these shares in order to facilitate the stock sales. The following table is a summary of the restricted stock awards vested during the years ended December 31, 2004 to 2006 and includes the amount of any accelerated vesting charge where applicable.

Years Ended December 31,	Total Shares Vested (1)	Shares Purchased for Taxes (2)	Accelerated Vesting Charge (3)	Fair Value on Vesting Date (4)
	(In thousands of shares)		(In thousands of dollars)
2004	2,254	740	$7,873	$33,890
2005	1,460	493	15,214	33,696
2006	12	2	—	408

(1)	The years ended December 31, 2004 and 2005 are inclusive of 521,000 and 156,000, respectively, of shares related to employees of the former CCUK.
(2)	The years ended December 31, 2004 and 2005 are inclusive of 218,000 and 56,000 shares, respectively, related to employees of the former CCUK.
(3)	The year ended December 31, 2004 is inclusive of $1,116,000 charged to income (loss) from discontinued operations related to employees of the former CCUK.
(4)	The years ended December 31, 2004 and 2005 are inclusive of fair value on the vesting date of $7,845,000 and $3,508,000, respectively, related to employees of the former CCUK.

Upon adoption of SFAS 123(R), the Company reclassified unearned compensation against additional paid-in capital for all periods presented. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2006 is $15,394,000 and is estimated to be recognized over a weighted average period of 1.7 years.

CCIC Stock Options. The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to the executive management since October 2001. See note 1 for a discussion of the review of non-cash equity-based compensation and resulting non-cash offsetting cumulative effect adjustment within stockholders equity.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of CCIC stock option activity under the various equity incentive plans is as follows for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price
	(In thousands of shares)
Options outstanding at beginning of year	8,598	$17.82
Options exercised	(2,542)	17.92
Options expired or forfeited	(17)	31.67

Options outstanding at end of year	6,039	17.73

Options exercisable at end of year	6,019	17.77

The intrinsic value of CCIC stock options exercised during the years ended December 31, 2004, 2005 and 2006 was $20,387,000, $44,881,000 and $37,169,000, respectively. The intrinsic value of CCIC stock options outstanding and exercisable at December 31, 2006 was $88,375,000 and $87,825,000, respectively. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2004, 2005 and 2006 of $32,074,000, $58,552,000 and $45,540,000, respectively. The Company uses newly issued shares of common stock to settle CCIC option exercises. The Company recognized stock-based compensation expense of $446,000 related to CCIC stock options for the year ended December 31, 2006.

A summary of options outstanding as of December 31, 2006 is as follows:

Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted Average Remaining Contractual Term
	(In thousands of shares)		(In years)
$1.74 to $4.00	45	39	5.83
4.01 to 8.00	373	359	4.01
8.01 to 12.00	1,833	1,833	4.43
12.01 to 16.00	480	480	2.51
16.01 to 20.00	943	943	2.25
20.01 to 30.00	1,669	1,669	3.16
30.01 to 39.75	696	696	2.94

	6,039	6,019	3.40

Modeo Plan. In February 2006, the Company developed a phantom equity option plan (“Modeo Plan”), pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be available for grant as phantom option awards (“Modeo Options”) to employees of Modeo. Awards granted under this plan are treated as liability awards. The Company issued 37,450 Modeo Options, relating to approximately a 3.745% equity interest, pursuant to this plan in March 2006. These options vest over a period of three years from the date of grant and have a maximum contractual term of five years from the date of grant. The estimated grant date fair value of Modeo options granted during the year ended December 31, 2006 was $227 per share. The Modeo options outstanding at December 31, 2006 have an exercise price of $300. The Company estimates that the Modeo Options have no intrinsic value as of December 31, 2006. As of December 31, 2006, the fair value of the awards (net of estimated forfeitures) at December 31, 2006 is $4,202,000, of which $3,151,000 is unrecognized compensation cost that is estimated to be recognized over the remaining requisite service period of 3.3 years. The awards will be re-measured each reporting period until the awards are settled.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of awards granted under the Modeo Plan is as follows for the year ended December 31, 2006:

Year Ended December 31, 2006
(In thousands of shares)
Options outstanding at beginning of year	—
Options granted	37
Options forfeited	(13)

Options outstanding at end of year	24

Options exercisable at end of year	—

The estimated weighted average fair value of the Modeo Options was based on the Black-Scholes option pricing model using the following assumptions:

	As of Grant Date	As of December 31, 2006
Risk-free rate	4.7%	4.6%
Expected remaining term (in years)	4.0	3.3
Expected volatility	100%	100%
Expected dividend yield	0%	0%

CCAL Share Option Scheme. In 2000, CCAL adopted the Crown Castle Australia Holdings Pty Ltd. Director and Employee Share Option Scheme (“CCAL Share Option Scheme”). Under this plan, CCAL may award options for the purchase of CCAL shares to its employees and directors. These options generally vest over periods of three to five years from the date of grant (as determined by CCAL’s Board of Directors) and have a maximum term of seven years from the date of grant.

In March 2006, the CCAL Share Option Scheme was modified to enable the employees of CCAL to require the Company to periodically settle vested options and shares in cash. As a result of this modification, the awards under the CCAL Share Option Scheme were re-measured and re-classified as liability awards. For the year ended December 31, 2006, additional compensation expense of $919,000 was recognized as a result of the modification.

A summary of activity under the CCAL Share Option Scheme is as follows for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands of shares)	(In Australian dollars)
Options outstanding at beginning of year	5,859	$1.11
Options granted	5,810	1.75
Options forfeited	(1,377)	1.29
Options exercised	(1,862)	1.03

Options outstanding at end of year	8,430	1.54	4.3

Options exercisable at end of year	957	1.05	2.3

The intrinsic value of CCAL options exercised during the years ended December 31, 2004, 2005 and 2006 was $-0-, $-0- and $1,016,000, respectively. The CCAL Options exercised in 2006 were settled through a net cash payment by CCAL. The intrinsic value of CCAL stock options outstanding and exercisable at December 31, 2006 was $1,388,000 and $528,000, respectively.

The fair value of the CCAL options (net of forfeitures) at December 31, 2006 is $5,542,000, of which $3,861,000 is unrecognized compensation cost that is estimated to be recognized over the remaining requisite service period of 2.2 years. The awards will be re-measured each reporting period until settled. The weighted average estimated grant date fair value of options granted under the CCAL Share Option Scheme was Australian

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.81 and Australian $0.74 per share (U.S. dollar equivalent of approximately $0.62 and $0.55) in 2005 and 2006, respectively. There were no grants in 2004. The fair value of the 2005 and 2006 grants and the fair value of the awards as of December 31, 2006 were based on the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,		As of December 31,
	2005	2006	2006
Risk-free rate	3.9%	5.3%	5.8%
Expected remaining term (in years)	5.0	5.0 –6.0	0.2 –5.2
Expected volatility	80%	37%	37%
Expected dividend yield	0%	0%	0%

Pro Forma Information Under SFAS 123 and APB 25. Prior to adopting SFAS 123(R), the Company adopted the fair value method of accounting for stock-based compensation under SFAS 123 using the prospective method of transition under SFAS 148. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows prior year pro forma amounts since in the first quarter of 2006 the Company adopted the fair value recognition provisions of SFAS 123(R); and therefore, compensation expenses are recognized in the consolidated statement of operations and comprehensive income (loss) for all share-based payments granted prior to, but not yet vested as of December 31, 2005.

	Years Ended December 31,
	2004	2005
	(In thousands of dollars, except share amounts)
Net income (loss), as reported	$233,107	$(401,537)
Add: Stock-based employee compensation expense included in reported net income (loss)	27,269	26,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(35,150)	(32,516)

Net income (loss), as adjusted	225,226	(407,682)
Dividends on preferred stock, net of losses on purchases of preferred stock	(38,618)	(49,356)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$186,608	$(457,038)

Net income (loss) per common share—basic and diluted:
As reported	$0.88	$(2.07)

As adjusted	$0.84	$(2.10)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation by Segment. The following table discloses the components of stock-based compensation expense from continuing operations. No amounts have been included in the carrying value of assets during the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$553	$—	$—	$—	$553
Network services and other costs of operations	280	—	—	—	280
General and administrative expenses	6,420	66	—	5,769	12,255
Corporate development	—	—	—	—	—

Operating stock-based compensation charges	7,253	66	—	5,769	13,088
Restructuring charges (credits)	—	—	—	2,859	2,859

Total stock-based compensation	$7,253	$66	$—	$8,628	$15,947

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$715	$—	$—	$—	$715
Network services and other costs of operations	349	—	—	—	349
General and administrative expenses	7,425	344	—	10,714	18,483
Corporate development	—	—	400	—	400

Operating stock-based compensation charges	8,489	344	400	10,714	19,947
Restructuring charges (credits)	—	—	—	6,424	6,424

Total stock-based compensation	$8,489	$344	$400	$17,138	$26,371

	Year Ended December 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$174	$—	$—	$—	$174
Network services and other costs of operations	198	—	—	—	198
General and administrative expenses	5,567	1,822	—	7,295	14,684
Corporate development	—	—	1,092	570	1,662

Operating stock-based compensation charges	5,939	1,822	1,092	7,865	16,718
Restructuring charges (credits)	—	—	—	—	—

Total stock-based compensation	$5,939	$1,822	$1,092	$7,865	$16,718

13. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $2,871,000, $3,166,000 and $3,139,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Related Party Transactions

Included in other receivables at December 31, 2005 and 2006 are amounts due from employees of the Company totaling $52,000 and $36,000, respectively. Included in other receivables at December 31, 2005 and 2006 are amounts due from CCAL’s minority shareholder totaling $308,000 and $486,000, respectively.

For the year ended December 31, 2004, the Company had revenues from Verizon Wireless of $131,724,000. Verizon Wireless is a majority owned subsidiary of Verizon, the Company’s former partner in Crown Atlantic and Crown Castle GT. During 2003 and 2004, the Company acquired Verizon’s minority interest in Crown Castle GT and Crown Atlantic, respectively.

Included in trade receivables at December 31, 2005 and 2006, are amounts due from FiberTower totaling $197,000 and $271,000, respectively. For the years ended December 31, 2005 and 2006, the Company had revenues from FiberTower of $347,000 and $5,096,000, respectively. Prior to the FiberTower Merger, the Company owned a 36% minority interest position in FiberTower. Following the FiberTower Merger, the Company owns approximately 18.7% of FiberTower. See note 6.

On May 10, 2006, the Company issued an aggregate 38,196 shares of common stock to two holders that exercised an aggregate stock warrants for 50,270 shares of common stock at an exercise price of $7.508 per share. A director of the Company is a managing member of the companies that exercised the warrants.

15. Commitments and Contingencies

See note 20 for a discussion of subsequent events impacting commitments and contingencies.

At December 31, 2006, minimum rental commitments under operating leases are as follows: years ending December 31, 2007—$121,658,000; 2008—$122,834,000; 2009—$124,043,000; 2010—$125,568,000; 2011—$126,909,000; thereafter—$1,398,991,000. Such amounts relate primarily to ground lease obligations for tower sites and are based on the assumption that payments will be made through the end of the period for which the Company holds renewal rights. Rental expense for operating leases was $129,920,000, $135,529,000 and $142,694,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business along with a derivative lawsuit as described below. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company knows of five shareholder derivative lawsuits filed in 2006 in Texas state courts against various current and former directors and officers of the Company. The lawsuits all made allegations relating to the Company’s historic stock option practices and allege claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuits seek alleged monetary damages sustained by the Company. The plaintiffs have named the Company as nominal defendant and ostensibly bring the lawsuits on the Company’s behalf. In December 2006, an order to consolidate the lawsuits into a single action and appoint lead plaintiffs counsel was entered. In February 2007, the plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas.

Asset Retirement Obligations

Pursuant to our ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $204,000, $228,000 and $1,556,000 for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2005 and 2006, liabilities for contingent retirement obligations included in other liabilities on the consolidated balance sheet amounted to $16,742,000 and $18,467,000, respectively. As of

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006, the estimated expected future cash outlays for asset retirement obligations was $483,834,000. See note 1.

Definitive Agreement to Acquire Global Signal

On October 5, 2006, the Company entered into a merger agreement (“Merger Agreement”) which contemplated Global Signal Inc. merging into a wholly-owned subsidiary of the Company, in a stock and cash transaction valued at approximately $4.0 billion exclusive of assumed debt. On January 12, 2007, the Global Signal Merger was completed. See note 20. Global Signal operated 10,749 towers, primarily located in the U.S.

16. Operating Segments and Concentrations of Credit Risk

Operating Segments

The Company’s reportable operating segments for 2006 are (1) CCUSA, the Company’s U.S. (including Puerto Rico) tower operations, (2) CCAL, the Company’s Australian tower operations, (3) Emerging Businesses, the Company’s Modeo business and (4) Corporate Office and Other. Financial results for the Company are reported to management and the Board of Directors in this manner.

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

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, losses on purchases and redemptions of debt, interest and other income (expense), interest expense and amortization of deferred financing costs, benefit (provision) for income taxes, minority interests, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies (including as may be used in the historical financial statements of Global Signal). There are no significant revenues resulting from transactions between the Company’s operating segments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$497,984	$40,325	$—	$—	$538,309
Network services and other	61,588	4,305	—	—	65,893

	559,572	44,630	—	—	604,202

Costs of operations (exclusive of depreciation, amortization and accretion)	211,770	19,255	—	—	231,025
General and administrative	61,951	10,607	1,740	23,367	97,665
Corporate development	—	—	—	1,455	1,455
Restructuring charges (credits)	(419)	—	—	4,148	3,729
Asset write-down charges	7,652	—	—	—	7,652
Integration costs	—	—	—	—	—
Depreciation, amortization and accretion	257,376	27,141	2	472	284,991

Operating income (loss)	21,242	(12,373)	(1,742)	(29,442)	(22,315)
Losses on purchases and redemptions of debt	(14,273)	—	—	(63,763)	(78,036)
Interest and other income (expense)	4,965	(405)	—	(4,788)	(228)
Interest expense and amortization of deferred financing costs	(53,595)	(4,441)	—	(148,734)	(206,770)
Benefit (provision) for income taxes	6,000	(630)	—	—	5,370
Minority interests	(5,109)	5,507	—	—	398

Income (loss) from continuing operations	(40,770)	(12,342)	(1,742)	(246,727)	(301,581)
Income (loss) from discontinued operations	(4,279)	—	—	538,967	534,688

Net income (loss)	$(45,049)	$(12,342)	$(1,742)	$292,240	$233,107

Capital expenditures	$39,580	$2,682	$601	$55	$42,918

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$549,644	$47,481	$—	$—	$597,125
Network services and other	72,537	7,097	—	—	79,634

	622,181	54,578	—	—	676,759

Costs of operations (exclusive of depreciation, amortization and accretion)	230,584	21,025	376	—	251,985
General and administrative	64,801	11,787	—	28,773	105,361
Corporate development	—	—	4,104	194	4,298
Restructuring charges (credits)	—	—	—	8,477	8,477
Asset write-down charges	2,359	566	—	—	2,925
Integration costs	—	—	—	—	—
Depreciation, amortization and accretion	253,847	26,898	101	272	281,118

Operating income (loss)	70,590	(5,698)	(4,581)	(37,716)	22,595
Losses on purchases and redemptions of debt	—	—	—	(283,797)	(283,797)
Interest and other income (expense)	5,552	791	—	(4,989)	1,354
Interest expense and amortization of deferred financing costs	(64,608)	(3,949)	—	(65,249)	(133,806)
Benefit (provision) for income taxes	(2,704)	(521)	—	—	(3,225)
Minority interests	—	3,462	63	—	3,525

Income (loss) from continuing operations	8,830	(5,915)	(4,518)	(391,751)	(393,354)
Income (loss) from discontinued operations	848	—	—	—	848
Cumulative effect of a change in accounting principle	(7,920)	(1,111)	—	—	(9,031)

Net income (loss)	$1,758	$(7,026)	$(4,518)	$(391,751)	$(401,537)

Capital expenditures	$53,880	$2,630	$8,123	$45	$64,678

Total assets (at year end)	$3,757,583	$245,346	$19,551	$108,837	$4,131,317

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$644,050	$52,674	$—	$—	$696,724
Network services and other	84,308	7,189	—	—	91,497

	728,358	59,863	—	—	788,221

Costs of operations (exclusive of depreciation, amortization and accretion)	250,874	19,921	2,166	—	272,961
General and administrative	63,971	12,227	—	19,553	95,751
Corporate development	—	—	6,962	1,819	8,781
Restructuring charges (credits)	(328)	—	—	(63)	(391)
Asset write-down charges	2,945	—	—	—	2,945
Integration costs	1,503	—	—	—	1,503
Depreciation, amortization and accretion	257,762	27,177	159	146	285,244

Operating income (loss)	151,631	538	(9,287)	(21,455)	121,427
Losses on purchases and redemptions of debt	(5,407)	—	—	(436)	(5,843)
Interest and other income (expense)	1,575	514	—	(3,718)	(1,629)
Interest expense and amortization of deferred financing costs	(154,027)	(3,372)	—	(4,929)	(162,328)
Benefit (provision) for income taxes	(662)	(378)	—	197	(843)
Minority interests	—	1,591	75	—	1,666

Income (loss) from continuing operations	(6,890)	(1,107)	(9,212)	(30,341)	(47,550)
Income (loss) from discontinued operations	157	—	—	5,500	5,657

Net income (loss)	$(6,733)	$(1,107)	$(9,212)	$(24,841)	$(41,893)

Capital expenditures	$78,162	$4,844	$41,781	$33	$124,820

Total assets (at year end)	$3,956,890	$249,481	$62,871	$736,926	$5,006,168

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(45,049)	$(12,342)	$(1,742)	$292,240	$233,107
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits) (inclusive of stock-based compensation charges)	(419)	—	—	4,148	3,729
Asset write-down charges	7,652	—	—	—	7,652
Integration costs (inclusive of stock-based compensation charges)	—	—	—	—	—
Depreciation, amortization and accretion	257,376	27,141	2	472	284,991
Losses on purchases and redemptions of debt	14,273	—	—	63,763	78,036
Interest and other income (expense)	(4,965)	405	—	4,788	228
Interest expense and amortization of deferred financing costs	53,595	4,441	—	148,734	206,770
(Benefit) provision for income taxes	(6,000)	630	—	—	(5,370)
Minority interests	5,109	(5,507)	—	—	(398)
Income (loss) from discontinued operations, net of tax	4,279	—	—	(538,967)	(534,688)
Stock-based compensation charges (exclusive of charges included in restructuring charges (credits) and integration costs)	7,253	66	—	5,769	13,088

Adjusted EBITDA	$293,104	$14,834	$(1,740)	$(19,053)	$287,145

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$1,758	$(7,026)	$(4,518)	$(391,751)	$(401,537)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits) (inclusive of stock-based compensation charges)	—	—	—	8,477	8,477
Asset write-down charges	2,359	566	—	—	2,925
Integration costs (inclusive of stock-based compensation charges)	—	—	—	—	—
Depreciation, amortization and accretion	253,847	26,898	101	272	281,118
Losses on purchases and redemptions of debt	—	—	—	283,797	283,797
Interest and other income (expense)	(5,552)	(791)	—	4,989	(1,354)
Interest expense and amortization of deferred financing costs	64,608	3,949	—	65,249	133,806
Benefit (provision) for income taxes	2,704	521	—	—	3,225
Minority interests	—	(3,462)	(63)	—	(3,525)
Cumulative effect of change in accounting principle	7,920	1,111	—	—	9,031
Income (loss) from discontinued operations, net of tax	(848)	—	—	—	(848)
Stock-based compensation charges (exclusive of charges included in restructuring charges (credits) and integration costs)	8,489	344	400	10,714	19,947

Adjusted EBITDA	$335,285	$22,110	$(4,080)	$(18,253)	$335,062

	Year Ended December 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(6,733)	$(1,107)	$(9,212)	$(24,841)	$(41,893)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits) (inclusive of stock-based compensation charges)	(328)	—	—	(63)	(391)
Asset write-down charges	2,945	—	—	—	2,945
Integration costs (inclusive of stock-based compensation charges)	1,503	—	—	—	1,503
Depreciation, amortization and accretion	257,762	27,177	159	146	285,244
Losses on purchases and redemptions of debt	5,407	—	—	436	5,843
Interest and other income (expense)	(1,575)	(514)	—	3,718	1,629
Interest expense and amortization of deferred financing costs	154,027	3,372	—	4,929	162,328
Benefit (provision) for income taxes	662	378	—	(197)	843
Minority interests	—	(1,591)	(75)	—	(1,666)
Cumulative effect of change in accounting principle	—	—	—	—	—
Income (loss) from discontinued operations, net of tax	(157)	—	—	(5,500)	(5,657)
Stock-based compensation charges (exclusive of charges included in restructuring charges (credits) and integration costs)	5,939	1,822	1,092	7,865	16,718

Adjusted EBITDA	$419,452	$29,537	$(8,036)	$(13,507)	$427,446

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
United States	$549,906	$612,362	$714,685
Puerto Rico	9,666	9,819	13,673

Total domestic operations	559,572	622,181	728,358

Australia	44,630	54,578	59,863

	$604,202	$676,759	$788,221

A summary of long-lived assets by country of location is as follows:

	December 31, 2005
	United States and Puerto Rico	Australia	Consolidated Total
	(In thousands of dollars)
Deferred site rental receivable	$68,118	$19,274	$87,392
Property and equipment, net	3,087,947	206,386	3,294,333
Goodwill	340,412	—	340,412
Other intangible assets	70,872	—	70,872
Deferred financing costs and other assets, net	112,792	407	113,199

	$3,680,141	$226,067	$3,906,208

	December 31, 2006
	United States and Puerto Rico	Australia	Consolidated Total
	(In thousands of dollars)
Deferred site rental receivable	$74,028	$24,499	$98,527
Property and equipment, net	3,048,328	198,118	3,246,446
Goodwill	391,448	—	391,448
Other intangible assets, net	225,295	—	225,295
Deferred financing costs and other assets, net	84,459	11	84,470

	$3,823,558	$222,628	$4,046,186

Major Customers

For the years ended December 31, 2004, 2005 and 2006, consolidated net revenues include $150,417,000, $159,341,000 and $185,169,000, respectively, from AT&T (formerly Cingular Wireless) and its predecessor companies, a customer of CCUSA. For the years ended December 31, 2004, 2005 and 2006, consolidated net revenues include $131,724,000, $158,054,000 and $159,967,000, respectively, from Verizon Wireless, a customer of CCUSA. For the years ended December 31, 2004, 2005 and 2006, consolidated net revenues include $87,832,000, $99,647,000 and $116,729,000, respectively, from Sprint Nextel and its predecessor companies, a customer of CCUSA.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17. Restructuring Charges and Asset Write-Down Charges

At December 31, 2005 and 2006, other accrued liabilities includes $1,694,000 and $225,000, respectively, related to restructuring charges. A summary of the restructuring charges by operating segment exclusive of stock-based compensation charges is as follows (see note 12):

	Year Ended December 31, 2004
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$493	$33	$526
Costs of office closures and other	2,190	—	2,190

	2,683	33	2,716

Amounts charged (credited) to expense:
Employee severance	25	1,289	1,314
Costs of office closures and other	(444)	—	(444)

Total restructuring charges (credits)	(419)	1,289	870

Amounts paid:
Employee severance	(518)	(784)	(1,302)
Costs of office closures and other	(342)	—	(342)

	(860)	(784)	(1,644)

Amounts accrued at end of year:
Employee severance	—	538	538
Costs of office closures and other	1,404	—	1,404

	$1,404	$538	$1,942

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$—	$538	$538
Costs of office closures and other	1,404	—	1,404

	1,404	538	1,942

Amounts charged to expense:
Employee severance	—	2,053	2,053
Costs of office closures and other	—	—	—

Total restructuring charges (credits)	—	2,053	2,053

Amounts paid:
Employee severance	—	(1,978)	(1,978)
Costs of office closures and other	(323)	—	(323)

	(323)	(1,978)	(2,301)

Amounts accrued at end of year:
Employee severance	—	613	613
Costs of office closures and other	1,081	—	1,081

	$1,081	$613	$1,694

	Year Ended December 31, 2006
	CCUSA	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Amounts accrued at beginning of year:
Employee severance	$—	$613	$613
Costs of office closures and other	1,081	—	1,081

	1,081	613	1,694

Amounts charged (credited) to expense:
Employee severance	—	(63)	(63)
Costs of office closures and other	(328)	—	(328)

Total restructuring charges (credits)	(328)	(63)	(391)

Amounts paid:
Employee severance	—	(550)	(550)
Costs of office closures and other	(528)	—	(528)

	(528)	(550)	(1,078)

Amounts accrued at end of year:
Employee severance	—	—	—
Costs of office closures and other	225	—	225

	$225	$—	$225

During the years ended December 31, 2004, 2005 and 2006, the Company abandoned or disposed of certain towers, towers in development and certain other assets and recorded asset write-down charges of $7,652,000, $2,359,000 and $2,945,000, respectively, for CCUSA and $-0-, $566,000 and $-0-, respectively, for CCAL.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Supplemental Cash Flow Information

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Supplemental disclosure of cash flow information:
Interest paid	$199,836	$158,165	$145,528
Income taxes paid (including $11,000, ($2,585) and $-0- related to CCUK) (notes 3 and 8)	11,630	(1,864)	3,378

Supplemental disclosure of non-cash investing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax (note 6)	—	—	19,247
Fair value of net assets recorded, included goodwill and other intangible assets	146,756	—	—
Minority interest acquired	148,244	—	—

Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with the conversion of debt (note 11)	—	—	125
Common stock issued in connection with the payment of a preferred stock dividend	32,123	13,958	—
Common stock issued in connection with the exercise of warrants (note 11)	—	—	1,215
Increase in additional-paid-in capital related to common stock issued by FiberTower in connection with a merger (note 6)	—	—	76,381
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 7)	—	—	2,200

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2005 and 2006 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
2005:
Net revenues	$157,647	$168,227	$172,259	$178,626
Operating income (loss)	(4,222)	9,350	1,730	15,737
Income (loss) from continuing operations	(125,448)	(228,098)	(25,536)	(14,272)
Income (loss) from discontinued operations	(1,499)	2,347	—	—
Net income (loss)	(126,947)	(225,751)	(25,536)	(23,303)*
Per common share – basic and diluted:
Income (loss) from continuing operations	(0.60)	(1.09)	(0.16)	(0.17)
Income (loss) from discontinued operations	(0.01)	0.01	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.04)
Net income (loss)	(0.61)	(1.08)	(0.16)	(0.21)

*	Inclusive of a $9,031,000 charge for the cumulative effect of a change in accounting principle relating to asset retirement obligations (see note 1).

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
2006:
Net revenues	$182,665	$193,776	$200,939	$210,841
Operating income (loss)	20,922	27,562	32,401	40,542
Income (loss) from continuing operations	(12,379)	(13,335)	(15,561)	(6,275)
Income (loss) from discontinued operations	5,657	—	—	—
Net income (loss)	(6,722)	(13,335)	(15,561)	(6,275)
Per common share – basic and diluted:
Income (loss) from continuing operations	(0.08)	(0.09)	(0.10)	(0.06)
Income (loss) from discontinued operations	0.02	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	(0.06)	(0.09)	(0.10)	(0.06)

20. Subsequent Events (Unaudited)

Acquisition of Global Signal

On January 11, 2007, at a special meeting, the stockholders of the Company provided an affirmative vote to approve the issuance of common stock to stockholders of Global Signal pursuant to the Global Signal Merger. On January 11, 2007, at a special meeting, the stockholders of Global Signal approved the Merger Agreement. On January 12, 2007, the Global Signal Merger was completed.

At the effective time of the Global Signal Merger, each outstanding share of common stock of Global Signal was converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash. In addition, at the effective time of the Global Signal Merger, the obligation pursuant to each warrant entitling the holder thereof to purchase shares of Global Signal common stock were assumed by the Company with appropriate adjustments made to the number of shares and exercise price per share. Accordingly, each such warrant entitles the holder thereof to purchase 3.22 shares of the Company’s common stock. Under the terms of the Merger Agreement, the Company issued approximately 98.1 million shares of common stock to the shareholders of Global Signal and paid the maximum $550,000,000 in cash (“Cash Consideration”) and reserved for issuance approximately 632,100 shares of common stock issuable pursuant to warrants described above. The Company primarily financed

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Cash Consideration with cash obtained from the issuance of the 2006 Tower Revenue Notes in November 2006 (see note 7). At the closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion that has a structure similar to the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes.

The total preliminary purchase price of approximately $4.0 billion includes the fair value of common stock issued, the Cash Consideration, the fair value of Global Signal warrants and restricted common stock assumed and estimated transaction costs as follows:

(In thousands of dollars)
Issuance of common stock to stockholders of Global Signal (98.1 million shares at $34.20)	$3,356,420
Cash consideration	550,011
Fair value of warrants assumed	18,391
Fair value of restricted stock assumed	2,240
Estimated transaction costs	29,700

Total preliminary purchase price	$3,956,762

The fair value of the common stock and restricted common stock issued was determined using a value of $34.20 per share, which represents the average closing price of the Company’s common stock for the five-day period comprised of the two days prior to, the day of and the two days subsequent to the signing of the Merger Agreement and the public announcement of the Global Signal Merger. The fair value of the warrants was determined using a Black-Scholes valuation model.

Through the Global Signal Merger, the Company acquired 10,749 towers including 6,553 towers (“Sprint Towers”) leased or operated for a period of 32 years (through May 2037), which are accounted for as capital leases, under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain Sprint Corporation subsidiaries entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, the Company, after the Global Signal Merger, has the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. After the Global Signal Merger, the Company is entitled to all revenue from the Sprint Towers during the term of the Sprint Master Leases. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period of 10 years. At the closing of the Global Signal Merger, the Sprint Master Leases remained effective as an asset and commitment of the Global Signal entities the Company acquired.

The Company is in the process of obtaining a third-party valuation of certain of Global Signals assets and liabilities, including property and equipment and intangibles. Given the size and timing of the Global Signal Merger, the amount of certain assets and liabilities presented are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation that are not finalized relate to fair values of property and equipment, intangibles, restructuring and merger related liabilities, other liabilities, goodwill and the related tax impact of adjustments to these areas of the purchase price allocation. The Company expects to finalize the purchase price allocation in the second of third quarters of 2007. The other intangible asset will be amortized over a weighted average period of approximately 20 years. The goodwill is non-deductible for income tax purposes. The preliminary allocation of the total preliminary purchase price for the Global Signal Merger is as follows, subject to future adjustment of the purchase price allocation.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of dollars)
Assets:
Cash and cash equivalents	$96,686
Restricted cash	16,964
Other current assets	38,956
Property and equipment	1,988,445
Goodwill(1)	1,952,288
Other intangible assets	2,500,700
Other assets	3,179

Total assets	6,597,218
Liabilities:
Deferred rental revenues and other accrued liabilities	133,090
Deferred tax liability	665,846
Long-term debt	1,831,644
Other liabilities	9,876

Total liabilities	2,640,456
Net assets acquired	$3,956,762

(1)	On a consolidated basis, the Company expects goodwill to be reduced by approximately $286,500,000 from the amount reported in the preliminary purchase allocation for the Global Signal Merger related to the reversal of the Company’s federal valuation allowance as a result of recording deferred tax liabilities in purchase accounting.

In January 2007, the Company expanded its Board of Directors from 10 to 13 members with the appointment of three former directors of Global Signal in connection with the Global Signal Merger and pursuant to the Stockholders Agreement (as defined below).

Mountain Union

On January 2, 2007, the Company purchased the remaining minority interest in Mountain Union for $4,818,000. See note 2.

2007 Revolver and 2007 Term Loan

On January 9, 2007, CCOC, entered into a credit agreement (“2007 Credit Agreement”) with a syndicate of lenders, pursuant to which such lenders agreed to provide a $250,000,000 senior secured revolving credit facility (“2007 Revolver”) maturing January 8, 2008. The proceeds of the 2007 Revolver may be used for general corporate purposes. Availability under the 2007 Revolver at any time will be determined by certain financial ratios. The 2007 Revolver is currently undrawn.

On January 26, 2007, CCOC entered into a term loan joinder pursuant to which lenders agreed to provide a $600,000,000 senior secured term loan (“2007 Term Loan”) under the 2007 Credit Agreement. The 2007 Term Loan matures on January 26, 2014. Borrowings under the 2007 Revolver and 2007 Term Loan bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread or LIBOR plus a credit spread. Interest on prime rate loans is due monthly, while interest on LIBOR loans is due at the end of the interest period (one, two, three or six months) for which such LIBOR rate is in effect.

Stockholders Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a stockholders agreement (“Stockholders Agreement”) with (1) certain investment funds affiliated with Fortress Investment Group LLC (collectively, “Fortress”), (2) Greenhill Capital Partners, L.P. and certain of its related partnerships (collectively,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Greenhill”), and (3) Abrams Capital Partners II, L.P. and certain of its related partnerships (collectively, “Abrams Capital”, and together with Fortress and Greenhill, the “Global Signal Significant Stockholders”). Pursuant to the Stockholders Agreement, the Company has filed an automatic shelf registration statement with the SEC registering certain shares of common stock received by the Global Signal Significant Stockholders in the merger (“Merger Shares”). In addition, pursuant to the Stockholders Agreement, the Global Signal Significant Stockholders (and certain of their affiliates) (1) have a limited number of demands for the Company to register their Merger Shares and (2) will be able to have their respective Merger Shares registered whenever the Company proposes to register its equity securities.

Common Stock Purchase

In lieu of the Global Signal Significant Stockholders’ right to require the Company to do a marketed secondary offering of certain of their Merger Shares within 90 days after the Global Signal Merger pursuant to the Stockholders Agreement, on January 19, 2007, the Company entered into a stock purchase agreement with the Global Signal Significant Stockholders, pursuant to which the Company purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders. The Company paid $600,000,000 in cash or approximately $33.87 per share to affect these purchases. The purchase of shares of common stock was primarily funded through borrowings under the 2007 Term Loan.

Stock-Based Compensation

In February 2007, the Company issued 26,114 shares of common stock to the non-employee members of its Board of Directors. These shares have a grant date fair value of $34.50 per share. In connection with the shares, the Company will recognize stock-based compensation charges of $901,000 for the first quarter of 2007.

In February 2007, the Company issued approximately 1.3 million shares of restricted common stock to certain of its executives and non-executive employees including approximately 0.6 million performance and one-off restricted stock awards and approximately 0.7 million integration restricted stock awards. The performance restricted stock awards contain provisions for accelerated vesting based on the market performance of the Company’s common stock. The performance restricted stock awards to executives also contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.40 per share for 20 consecutive trading days which include any dates on or before February 22, 2011. The integration restricted stock awards were granted to executives and employees deemed to be integral to the successful integration of Global Signal. The integration restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the market performance target of $44.50 per share for 20 consecutive trading days which include any dates on or between July 1, 2008 and December 31, 2008. The shares of restricted common stock granted in February 2007 have a weighted average grant date fair value of approximately $24 per share. In connection with these restricted common stock awards, the Company will recognize stock-based compensation charges of approximately $27 million over the requisite service periods of these awards.

Interest Rate Swaps

In February 2007, the Company entered into interest rate swaps (“$1.55 Billion 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $1.55 billion to hedge the variability of future interest rates on the expected future refinancing in February 2011 refinancing of the $1.55 billion 2006 Mortgage Loan. The $1.55 Billion 2007 Interest Rate Swaps call for the Company to pay interest at a fixed annual rate of 5.26% in exchange for receiving interest at a variable rate equal to LIBOR. Through the $1.55 Billion 2007 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $1.55 billion of borrowings at a combined locked in rate of 5.26% (plus the applicable margin).

In February 2007, the Company entered into interest rate swaps (“$294 Million 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $293.8 million to hedge the variability of the future interest rates on the expected future refinancing in December 2009 of the $293.8 million 2004 Mortgage Loan. The $294 million 2007 Interest Rate Swaps call for the Company to pay interest at a fixed annual rate of approximately 5.13% in exchange for receiving interest at a variable rate equal to

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR. Through the $294 Million 2007 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $293.8 million of borrowings at a combined locked in rate of approximately 5.13% (plus the applicable margin).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as of December 31, 2006, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company’s CEO and CFO, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee of the Board of Directors.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

KPMG LLP, a registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein in this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to December 31, 2006, as discussed in Item 1 of this annual report under the caption “Business” and in note 20 to our consolidated financial statements included in this annual report, the Company completed the Global Signal Merger on January 12, 2007. The assets, revenues and results of operations of Global Signal will be material to the Company’s financial position, cash flows and results of operations; and the Company is in the process of integrating Global Signal’s operations into our internal control structure. As of December 31, 2005, Global Signal concluded that their system of internal control over financial reporting was not effective. Global Signal had control deficiencies that they concluded were material weaknesses in both the design and operating effectiveness of internal control over financial reporting, including the lack of adequate control over the accuracy of automated computations related to accounting for non-cash aspects of tenant and ground leases and the data used in these computations. Based on discussions with the former Global Signal management and due diligence performed related to the Global Signal Merger, the aforementioned material weaknesses were not remediated during 2006. The Company is diligently pursuing remediation of these material weaknesses during the integration of the Global Signal business during 2007. There can be no assurances that the Company will be able to remediate these material weaknesses.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Crown Castle International Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMP LLP

Pittsburgh, Pennsylvania

February 28, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2006:

Plan category(1)(2)(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(4)(5)(6)
Equity compensation plans approved by security holders	6,039,341	$17.73	10,712,586
Equity compensation plans not approved by security holders	—	—	—

Total	6,039,341	$17.73	10,712,586

(1)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders. See note 12 to the consolidated financial statements for more detailed information regarding this plan.
(3)	Modeo has a phantom equity option plan under which it awards phantom option awards to employees of Modeo. This plan has not been approved by the registrant’s security holders. See note 12 to the consolidated financial statements for more detailed information regarding this plan.
(4)	In February 2007, the Company issued 26,114 shares of common stock to the non-executive members of its Board of Directors. This share award was granted under an equity compensation plan which was approved by the registrant’s security holders. See note 20 to the consolidated financial statements.
(5)	In February 2007, the Company issued 1.3 million shares of restricted common stock to certain of its executives and non-executives. This share award was granted under an equity compensation plan that was approved by the registrant’s security holders. See note 20 to the consolidated financial statements.
(6)	At the effective time of the Global Signal Merger, the unvested shares of Global Signal restricted common stock were converted into 91,965 shares of the Company’s restricted common stock. See note 20 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 61.

(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts follows this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.

(a)(3) Exhibits:

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(In thousands of dollars)

		Additions	Deductions
Description	Balance at Beginning of Year	Amounts Charged to Operations	Amounts Credited to Operations	Amounts Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2004	$7,603	$994	$(650)	$(1,400)	$30	$6,577

2005	$6,577	$584	$(3,828)	$(339)	$(26)	$2,968

2006	$2,968	$666	$—	$(239)	$15	$3,410

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description
(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

(d)	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(n)	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

(d)	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

(n)	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

(e)	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

(i)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

(p)	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

(w)	2.13	Agreement and Plan of Merger, dated as of October 5, 2006, among Global Signal Inc., Crown Castle International Corp. and CCGS Holdings LLC

(x)	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998, as amended on June 12, 2002

(x)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998 , as amended on February 20, 2003

(k)	3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25% Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

(b)	4.1	Specimen Certificate of Common Stock

(h)	4.2	Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle International Corp. and ChaseMellon Shareholder Services L.L.C., as rights agent

(w)	4.3	Amendment No. 1, dated as of October 5, 2006, to the Amended and Restated Rights Agreement, dated as of September 18, 2000, between Crown Castle International Corp. and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent

(m)	4.4	Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

Exhibit Number		Exhibit Description
		(including exhibits)

(m)	4.5	Supplemental Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

(m)	4.6	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

(t)	4.7	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

(s)	4.8	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(s)	4.9	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(v)	4.10	Indenture Supplement, dated as of September 26, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

(y)	4.11	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(w)	4.12	Stockholders Agreement, dated as of October 5, 2006, by and among Fortress Pinnacle Investment Fund, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP, 222 Partners, LLC and Crown Castle International Corp.

(kk)	4.13	Warrant Agreement between Global Signal Inc. and American Stock Transfer & Trust Company, dated as of February 13, 2006

(aa)	4.14	Form of Warrant to Purchase Common Stock of Global Signal Inc.

(aa)	4.15	Assumption Agreement between Crown Castle International Corp. and American Stock Transfer & Trust Company, dated as of January 5, 2007

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(j)	10.5	Crown Castle International Corp. 2001 Stock Incentive Plan

(k)	10.6	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

(l)	10.7	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland, E. Blake Hawk, Edward W. Wallander and Michael T. Schueppert

(l)	10.8	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(o)	10.9	Crown Castle International Corp. 2004 Stock Incentive Plan

(q)	10.10	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(q)	10.11	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

Exhibit Number		Exhibit Description
(q)	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of Jed P. Fawaz, James D. Young and James D. Cordes

(u)	10.13	Crown Castle International Corp. 2006 EMT Annual Incentive Plan

(dd)	10.14	Crown Castle International Corp. 2007 EMT Annual Incentive Plan

(dd)	10.15	Summary of Non-Employee Director Compensation

(s)	10.16	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(v)	10.17	Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(y)	10.18	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(s)	10.19	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(y)	10.20	Joinder to Cash Management Agreement, dated as of November 29, 2006, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, as Issuers, The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(s)	10.21	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

(z)	10.22	Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(bb)	10.23	Stock Purchase Agreement, dated January 19, 2007, by and among Crown Castle International Corp., Fortress Pinnacle Investment Fund LLC, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners, LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International, Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP and 222 Partners, LLC

(cc)	10.24	Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(gg)	10.25	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined

Exhibit Number		Exhibit Description
		therein) and Towers Finco II LLC

(ff)	10.26	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004

(ff)	10.27	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003

(kk)	10.28	Management Agreement between Global Signal Acquisitions II LLC and Global Signal Services LLC, dated as of April 25, 2005

(jj)	10.29	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC

(ff)	10.30	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004

(ff)	10.31	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004

(gg)	10.32	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC

(hh)	10.33	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(ii)	10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.39	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.40	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the borrowers (as defined therein) signatory thereto and Towers Finco III LLC

	11	Computation of Net Income (Loss) per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(ee)	99.1	Certificate of Merger, effective January 12, 2007, merging Global Signal Inc., a Delaware corporation, with and into CCGS Holdings LLC, a limited liability company organized under the State of Delaware.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on December 10, 1998.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on April 12, 1999.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on June 9, 1999.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on November 12, 1999.
(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) for the quarter ended June 30, 2000.
(h)	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) on September 19, 2000.
(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) for the year ended December 31, 2000.
(j)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.
(k)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.
(m)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
(o)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on April 13, 2004.
(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 28, 2004.
(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-164441) on March 2, 2005.
(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 20, 2005.
(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.
(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.
(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2006.
(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.
(w)	Incorporated by reference to the exhibit previously filed by the registrant on Form 8-K (Registration No. 001-16441) on October 11, 2006.
(x)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-138450)
(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.
(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.
(aa)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-139953).
(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 23, 2007.
(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.
(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2007.
(ee)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-140452).
(ff)	Incorporated by reference to the exhibits in the Registration Statement on Form S-11 previously filed by Global Signal Inc. (Registration No. 333-112839).
(gg)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on December 13, 2004.
(hh)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(ii)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
(jj)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on March 2, 2006.
(kk)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 10-K (Registration No. 001-32168) for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2007.

CROWN CASTLE INTERNATIONAL CORP.

By:	/S/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2006 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 28th day of February, 2007.

Name	Title

/S/ JOHN P. KELLY John P. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ W. BENJAMIN MORELAND W. Benjamin Moreland	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/S/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

/S/ DAVID C. ABRAMS David C. Abrams	Director

/S/ WESLEY R. EDENS Wesley R. Edens	Director

/S/ ARI Q. FITZGERALD Ari Q. Fitzgerald	Director

/S/ ROBERT E. GARRISON II Robert E. Garrison II	Director

/S/ RANDALL A. HACK Randall A. Hack	Director

/S/ DALE N. HATFIELD Dale N. Hatfield	Director

Name	Title

/S/ LEE W. HOGAN Lee W. Hogan	Director

/S/ EDWARD C. HUTCHESON, JR . Edward C. Hutcheson, Jr.	Director

/S/ J. LANDIS MARTIN J. Landis Martin	Chairman of the Board

/S/ ROBERT F. MCKENZIE Robert F. McKenzie	Director

/S/ ROBERT H. NIEHAUS Robert H. Niehaus	Director