Form 10-Q
period 2007-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2007-05-10
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding at April 30, 2007: 284,452,678

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the SEC. Statements that are not historical facts are identified as forward-looking statements. Such statements include plans, projections and estimates contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. Words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our business strategies, demand for our towers, growth prospects of the wireless industry, our future operating prospects including synergies from the merger (“Global Signal Merger”) of Global Signal Inc. (“Global Signal”) with and into a wholly-owned subsidiary of ours and our future purchases of our common or preferred stock.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Part II—Other Information, Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2006	March 31, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592,716	$124,536
Restricted cash	115,503	159,579
Receivables:
Trade, net of allowance for doubtful accounts of $3,410 and $7,309, respectively	23,024	18,477
Other	7,750	7,386
Deferred site rental receivable	13,429	14,258
Prepaid leases	36,597	69,651
Prepaid expenses and other current assets	11,008	16,583

Total current assets	800,027	410,470
Restricted cash	5,000	5,000
Deferred site rental receivable	98,527	107,254
Available-for-sale securities, net of unrealized gains of $19,247 and $1,064, respectively	154,955	136,772
Property and equipment, net	3,246,446	5,140,944
Goodwill	391,448	1,954,047
Other intangible assets, net:
Site rental contracts	225,295	2,653,971
Other	—	122,539
Deferred financing costs and other assets, net of accumulated amortization of $10,896 and $14,615, respectively	84,470	97,112

	$5,006,168	$10,628,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,545	$27,512
Accrued interest	13,100	25,124
Accrued compensation and related benefits	18,289	17,056
Accrued estimated property taxes	10,768	15,357
Deferred revenues	102,701	130,348
Other accrued liabilities	37,392	37,897
Long-term debt, current maturities	—	6,500

Total current liabilities	200,795	259,794
Long-term debt	3,513,890	5,989,741
Deferred ground lease payable	135,661	145,930
Deferred tax liability	—	256,673
Other liabilities	57,618	145,182

Total liabilities	3,907,964	6,797,320

Commitments and contingencies (note 11)
Minority interests	29,052	27,504
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2006 and March 31, 2007—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	312,871	313,103
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2006—202,080,546 and March 31, 2007—284,142,218	2,021	2,841
Additional paid-in capital	2,873,858	5,656,714
Accumulated other comprehensive income (loss)	65,000	58,635
Accumulated deficit	(2,184,598)	(2,228,008)

Total stockholders’ equity	756,281	3,490,182

	$5,006,168	$10,628,109

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2006	2007
Net revenues:
Site rental	$161,897	$299,792
Network services and other	20,768	15,917

	182,665	315,709

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	49,690	106,595
Network services and other	13,786	11,773
General and administrative	24,163	33,817
Corporate development	1,678	1,185
Asset write-down charges	335	1,352
Integration costs	—	8,848
Depreciation, amortization and accretion	72,091	138,693

	161,743	302,263

Operating income (loss)	20,922	13,446
Interest and other income (expense)	(1,336)	3,299
Interest expense and amortization of deferred financing costs	(32,260)	(82,015)

Income (loss) from continuing operations before income taxes and minority interests	(12,674)	(65,270)
Benefit (provision) for income taxes	(616)	22,162
Minority interests	911	217

Income (loss) from continuing operations	(12,379)	(42,891)
Income (loss) from discontinued operations, net of tax	5,657	—

Net income (loss)	(6,722)	(42,891)
Dividends on preferred stock	(5,201)	(5,201)

Net income (loss) after deduction of dividends on preferred stock	$(11,923)	$(48,092)

Net income (loss)	$(6,722)	$(42,891)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $-0- and $(372), respectively (note 9)	—	(18,555)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $-0- and $(1,704), respectively (note 9)	19,355	7,863
Amounts reclassified into results of operations, net of taxes of $-0- and $265, respectively	286	490
Foreign currency translation adjustments	(3,422)	3,837

Comprehensive income (loss)	$9,497	$(49,256)

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.08)	$(0.18)
Income (loss) from discontinued operations	0.02	—

Net income (loss)	$(0.06)	$(0.18)

Weighted average common shares outstanding—basic and diluted (in thousands)	214,473	273,456

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(6,722)	$(42,891)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	72,091	138,693
Amortization of deferred financing costs and discounts	2,064	4,463
Stock-based compensation charges	3,514	5,550
Deferred income tax provision (benefit)	507	(22,906)
(Income) loss from discontinued operations	(5,657)	—
Other adjustments	1,812	1,890
Changes in assets and liabilities, net of the effects of acquisitions:
Increase (decrease) in accrued interest	(817)	8,988
Increase (decrease) in accounts payable	766	(1,883)
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	(11,884)	(40,271)
Decrease (increase) in receivables	(365)	14,185
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable, prepaid term easements and other assets	(5,044)	(17,062)

Net cash provided by (used for) operating activities	50,265	48,756

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	611	2,536
Payments for acquisitions (net of cash acquired)	—	(489,477)
Payments for capital expenditures	(22,066)	(47,179)
Investments and loans	(1,000)	—

Net cash provided by (used for) investing activities	(22,455)	(534,120)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	650,000
Proceeds from issuance of capital stock	9,340	5,576
Purchases of capital stock	(3,030)	(600,709)
Incurrence of financing costs	(156)	(6,062)
Net decrease (increase) in restricted cash	(2,321)	(27,112)
Dividends on preferred stock	(4,969)	(4,969)

Net cash provided by (used for) financing activities	(1,136)	16,724

Effect of exchange rate changes on cash	(308)	460

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	5,657	—

Net cash provided by (used for) discontinued operations	5,657	—

Net increase (decrease) in cash and cash equivalents	32,023	(468,180)
Cash and cash equivalents at beginning of period	65,408	592,716

Cash and cash equivalents at end of period	$97,431	$124,536

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1. General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2006, and related notes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission (“SEC”). All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The Company owns, operates and manages towers and other communications structures (collectively, “towers”). The Company’s primary business is the leasing of antenna space to wireless communication companies under long-term contracts. The Company also provides complementary services to its customers including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. The Company’s assets are primarily located throughout the U.S. and Australia and to a lesser extent in Puerto Rico, Canada and U.K.

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2006 and 2007 and the consolidated cash flows for the three months ended March 31, 2006 and 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

The Company completed the Global Signal Merger on January 12, 2007 (see note 3). The results of operations from the former subsidiaries of Global Signal (“Global Signal Entities”) were included in the consolidated statement of operations and comprehensive income (loss) from January 12, 2007.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended March 31, 2007 including a change in reportable segments. See note 13.

Summary of Significant Accounting Policies

With the exception of those policies disclosed below, the significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Company’s 2006 Form 10-K.

Intangible assets are included in “other intangible assets, net” on the Company’s consolidated balance sheet and consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (i) in-place customer site rental contracts, (ii) below-market leases for land under its towers, (iii) term easement rights for land under its towers, and (iv) trademarks. Deferred credits related to above-market leases for land under its towers recorded in conjunction with acquisitions are recorded at the estimated fair value and are included in “other liabilities” on the Company’s consolidated balance sheet.

The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

See notes 2 and 9 for a discussion of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

2. New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a decrease in accumulated deficit and a decrease in tax liabilities through a cumulative effect adjustment of $4.7 million. The adjustment to accumulated deficit is summarized in the following table. See note 9.

Accumulated Deficit
(In thousands of dollars)
Balance as of January 1, 2007	$(2,184,598)
Adjustment for adoption of FIN 48	4,682

Balance as of January 1, 2007, as currently reported	$(2,179,916)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company believes the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company is currently evaluating the irrevocable election of the fair value option pursuant to SFAS 159.

In May 2007, the FASB issued staff position No. FIN 48-1 (“FSP FIN 48-1”), Definition of Settlement in FASB Interpretation No. 48 which amended FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company adopted FSP FIN 48-1 in conjunction with our adoption of FIN 48 on January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s consolidated financial statements. The impact for the year ended December 31, 2007 of applying the provisions of FSP FIN 48-1 on the Company’s consolidated financial statements will be affected by the completion of any examinations during the period. See note 9.

3. Acquisition

Acquisition of Global Signal

On January 12, 2007, the Global Signal Merger was completed for a purchase price of approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Entities the Company acquired. The Company entered into the Global Signal Merger primarily because of the growth opportunities it anticipates the tower portfolio will provide, including through leveraging the Company’s management team and customer service across an enhanced national footprint. Secondarily, the Company believes there will be synergistic opportunities provided by the Global Signal Merger. The results of operations from the Global Signal Entities acquired have been included in the consolidated statements of operations from January 12, 2007.

In connection with the Global Signal Merger, each outstanding share of common stock of Global Signal was converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash. In addition, in connection with the Global Signal Merger, the obligation pursuant to each warrant (“GSI Warrants”) entitling the holder thereof to purchase shares of Global Signal common stock was assumed by the Company with appropriate adjustments made to the number of shares and exercise price per share. Accordingly, each such warrant entitles the holder thereof to purchase 3.22 shares of the Company’s common stock. As a result of the Global Signal Merger, the Company issued approximately 98.1 million shares of common stock to the shareholders of Global Signal and paid the maximum $550.0 million in cash (“Cash Consideration”) and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to warrants described above (see note 10). The Company primarily financed the Cash Consideration with cash obtained from the issuance of the 2006 Tower Revenue Notes in November 2006. At the closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion that has a structure similar to the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (see note 6).

The purchase price of approximately $4.0 billion includes the fair value of common stock issued, the Cash Consideration, the fair value of the GSI Warrants and restricted common stock assumed and estimated transaction costs. The components of the preliminary purchase price are as follows:

(In thousands of dollars)
Issuance of common stock to stockholders of Global Signal (98.1 million shares at $34.20)	$3,353,275
Cash consideration	550,013
Fair value of warrants assumed	18,392
Fair value of restricted stock assumed	2,240
Estimated transaction costs	31,500

Total preliminary purchase price	$3,955,420

The fair value of the common stock and restricted common stock issued was determined using a value of $34.20 per share which represents the average closing price of the Company’s common stock for the five-day period comprised of the two days prior to, the day of and the two days subsequent to the date of the merger agreement (October 4, 2006). The fair value of the warrants was determined using a Black-Scholes-Merton valuation model.

Through the Global Signal Merger, the Company acquired 10,749 towers including 6,553 towers (“Sprint Towers”) leased or operated through May 2037, which are accounted for as capital leases, under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain Sprint Corporation subsidiaries entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, the Company, after the Global Signal Merger, has the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. After the Global Signal Merger, the Company is entitled to all revenues from the Sprint Towers during the term of the Sprint Master Leases. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period through May 2015. At the closing of the Global Signal Merger, the Sprint Master Leases remained effective as an asset and commitment of the Global Signal Entities the Company acquired.

The Company is in the process of obtaining the third-party valuation of certain of the assets and liabilities of the Global Signal Entities including property and equipment and intangibles. Given the size and timing of the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Global Signal Merger, the amount of certain assets and liabilities presented herein are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation that are not finalized relate to fair values of property and equipment, intangibles, restructuring and merger related liabilities, other liabilities, goodwill and the related tax impact of adjustments related to such items on the purchase price allocation. The Company expects to finalize the purchase price allocation in the second or third quarter of 2007.

The preliminary allocation of the total preliminary purchase price for the Global Signal Merger is as follows, subject to future adjustment of the purchase price allocation.

(In thousands of dollars)
Assets:
Cash and cash equivalents	$96,686
Restricted cash	16,964
Other current assets	40,761
Property and equipment	1,954,638
Goodwill(a)	1,854,519
Other intangible assets	2,579,210
Other assets	3,043

Total assets	6,545,821
Liabilities:
Deferred rental revenues and other accrued liabilities	95,644
Deferred tax liability	572,687
Long-term debt	1,831,644
Other liabilities	90,426

Total liabilities	2,590,401

Net assets acquired	$3,955,420

(a)	On a consolidated basis, goodwill was reduced by approximately $291.4 million related to the reversal of the Company’s federal valuation allowance as a result of recording deferred tax liabilities in purchase accounting for the Global Signal Merger. See note 9.

Unaudited Pro Forma Operating Results

The following table presents the unaudited pro forma condensed consolidated results of operations of the Company as if the Global Signal Merger were completed as of January 1 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only, are not necessarily indicative of future consolidated results of operations and do not reflect the realization of potential cost savings and any related integration costs.

	Three Months Ended March 31,
	2006	2007
	(In thousands of dollars)
Net revenues	$306,265	$331,557
Costs of operations	115,255	125,016
Operating income (loss)	10,430	8,609
Income (loss) from continuing operations	(48,547)	(53,200)
Basic and diluted income (loss) from continuing operations per common share	(0.17)	(0.20)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, (ii) the adjustment of site rental revenues and costs of operations for the straight-line revenue and straight-line ground lease expense adjustments, respectively, (iii) the adjustment of interest expense for the fair value of debt adjustment, (iv) the adjustment of general and administrative expenses for the fair value of restricted stock assumed adjustment, and (v) the adjustment of income taxes for the preceding pro forma adjustments, utilizing the Company’s statutory rate of 35%.

The pro forma consolidated basic and diluted income (loss) per common share from continuing operations amounts are based on the consolidated basic and diluted shares of the Company and former Global Signal. The historical basic and diluted weighted average shares of the former Global Signal were converted for the actual number of shares issued upon the closing of the Global Signal Merger. The per share calculations do not include potential common shares issuable pursuant to options and warrants as their effect is anti-dilutive.

Mountain Union

On January 2, 2007, the Company purchased the remaining approximately 2% minority interest in Mountain Union for $4.8 million.

4. Property and Equipment

The major classes of property and equipment are as follows:

		December 31,	March 31,
	Estimated Useful Lives	2006	2007
		(In thousands of dollars)
Land	—	$145,639	$303,195
Buildings	40 years	17,656	17,717
Telecommunications towers	1-20 years	4,771,067	6,609,868
Transportation and other equipment	3-5 years	19,850	20,749
Office furniture and equipment	2-10 years	93,637	99,254
Construction in process	—	83,372	87,386

		5,131,221	7,138,169
Less: accumulated depreciation		(1,884,775)	(1,997,225)

		$3,246,446	$5,140,944

Depreciation expense for the three months ended March 31, 2006 and 2007 was $69.5 million and $107.8 million, respectively. Accumulated depreciation on telecommunications towers was $1.8 billion and $1.9 billion at December 31, 2006 and March 31, 2007, respectively. As a result of the Global Signal Merger, the Company recorded an increase to property and equipment of $2.0 billion, $1.8 billion of which was related to telecommunication towers. See note 3.

5. Goodwill, Intangible Assets and Deferred Credits

Goodwill

As of December 31, 2006 and March 31, 2007, the Company had consolidated goodwill of $391.4 million and $2.0 billion, respectively; all of which was at CCUSA. During the three months ended March 31, 2007, the Company recorded goodwill of $1.9 billion as a result of the preliminary allocation of the purchase price for the Global Signal Merger (see note 3). In addition during the three months ended March 31, 2007, goodwill on a consolidated basis was reduced by approximately $291.4 million as a result of the reversal of the Company’s federal valuation allowance in conjunction with recording deferred tax liabilities in purchase accounting for the Global Signal Merger (see note 9).

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Intangible Assets

See note 1 for a further discussion of intangible assets. All of the intangible assets as of March 31, 2007 are recorded at CCUSA.

A summary of intangible assets with finite useful lives is as follows:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Site rental contracts	$2,722,326	$(68,355)	$2,653,971
Below-market leases	81,401	(1,003)	80,398
Other	42,733	(592)	42,141

	$2,846,460	$(69,950)	$2,776,510

During the three months ended March 31, 2007, the Company recorded additions to intangible assets of $2.6 billion as a result of the preliminary allocation of the purchase price for the Global Signal Merger (see note 3). In addition, during the three months ended March 31, 2007, the Company recorded an increase of $3.4 million in intangible assets related to the purchase of the remaining minority interest in Mountain Union (see note 3). The components of the additions to intangible assets during the three months ended March 31, 2007 are as follows:

	For the Three Months Ended March 31, 2007
	Amount	Weighted Average Amortization Period
	(In thousands of dollars)	(In years)
Site rental contracts	$2,458,475	20.0
Below-market leases	81,401	16.9
Other	42,733	29.7

	$2,582,609

During the three months ended March 31, 2007, the Company recorded amortization expense relating to intangible assets as an increase to “depreciation, amortization and accretion” of $30.4 million and an increase to “site rental costs of operations” of $1.0 million. The estimated annual amortization expense related to intangible assets for the years ended December 31, 2007 to 2011 are as follows:

Estimated Annual Amortization
(In thousands of dollars)
Year ending December 31, 2007	$142,052
Years ending December 31, 2008 to 2011	147,486

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Deferred Credits

See note 1 for a further discussion of deferred credits related to above-market leases for land under the Company’s towers recorded in connection with acquisitions. During the three months ended March 31, 2007, the Company recorded $80.6 million related to above-market leases as a result of the preliminary allocation of the purchase price for the Global Signal Merger (see note 3). The above-market leases recorded during the three months ended March 31, 2007 have a weighted average amortization period of 15.3 years. For the three months ended March 31, 2007, the Company recorded $1.1 million as a decrease to “site rental costs of operations”. A summary of the deferred credit related to above-market leases is as follows:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Above-market leases	$80,607	$(1,110)	$79,497

6. Long-term Debt and Interest Rate Swaps

Long-term debt consists of the following:

	December 31, 2006	March 31, 2007
	(In thousands of dollars)
2006 Mortgage Loan due 2011	$—	$1,547,051
2004 Mortgage Loan due 2009	—	285,337
2007 Credit Facility—Term Loan A and B due 2014	—	650,000
Senior Secured 2006 Tower Revenue Notes due 2036	1,550,000	1,550,000
Senior Secured 2005 Tower Revenue Notes due 2035	1,900,000	1,900,000
4% Convertible Senior Notes due 2010	63,839	63,802
7.5% Senior Notes due 2013	51	51

	3,513,890	5,996,241
Less: current maturities	—	6,500

	$3,513,890	$5,989,741

The Company’s debt obligations contain certain financial covenants with which CCIC or its subsidiaries must maintain compliance, or restrictions are imposed. As of and for the three months ended March 31, 2007, CCIC and its subsidiaries were in compliance with all financial covenants. Various of the Company’s debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

2006 Mortgage Loan

On February 28, 2006, three of Global Signal’s wholly-owned special purpose entities (“2006 Borrowers”) borrowed a total of $1.55 billion under a mortgage loan (“2006 Mortgage Loan”). At the closing of the Global Signal Merger, the 2006 Mortgage Loan remained outstanding as an obligation of certain of the Global Signal Entities the Company acquired.

The principal amount of the 2006 Mortgage Loan is divided into seven tranches, each having a different level of seniority. Interest accrues on the 2006 Mortgage Loan at a weighted average fixed interest rate of approximately 5.69%. The Company recorded a fair value adjustment of $3.l million to decrease the value of the 2006 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. As of March 31, 2007, the 2006 Mortgage Loan is net of the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

unamortized purchase price adjustment of $2.9 million. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.74%. The 2006 Mortgage Loan requires monthly payments of interest until its repayment date in February 2011. The 2006 Mortgage Loan is secured by, among other things, mortgage liens on the 2006 Borrowers’ interests (fee, leasehold or easement) in over 80% of their towers.

On a monthly basis, the excess cash flows from the 2006 Borrowers, after the payment of principal, interest, reserves and expenses, are distributed to the Company. The Company may not prepay the 2006 Mortgage Loan in whole or in part at any time prior to February 28, 2008, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the towers securing the 2006 Mortgage Loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the February 2011 monthly payment date, no prepayment consideration is due.

2004 Mortgage Loan

On December 7, 2004, Global Signal’s wholly-owned special purpose entity and five of its direct and indirect subsidiaries (“2004 Borrowers”) issued a $293.8 million mortgage loan (“2004 Mortgage Loan”). At the closing of the Global Signal Merger, the 2004 Mortgage Loan remained outstanding as an obligation of certain of the Global Signal Entities the Company acquired.

The principal amount of the 2004 Mortgage Loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. The weighted average fixed interest rate on the various tranches is approximately 4.74%. The Company recorded a fair value adjustment of $9.1 million to decrease the value of the 2004 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. As of March 31, 2007, the 2004 Mortgage Loan is net of the unamortized purchase price adjustment of $8.5 million. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.78%. The 2004 Mortgage Loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The 2004 Mortgage Loan is secured by, among other things, mortgage liens on the 2004 Borrowers’ interests (fee, leasehold or easement) in substantially all of their towers.

On a monthly basis, the excess cash flows from the 2004 Borrowers, after the payment of principal, interest, reserves and expenses, are distributed to the Company. The Company may prepay the 2004 Mortgage Loan, in whole or in part at any time in the future, provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs within three months of the December 2009 monthly payment date, no prepayment consideration is due.

2007 Credit Facility

On January 9, 2007, CCOC entered into a credit agreement (as amended, supplemented or otherwise modified, “2007 Credit Agreement”) with a syndicate of lenders pursuant to which such lenders agreed to provide CCOC with a $250.0 million senior secured revolving credit facility maturing January 8, 2008 (“2007 Revolver”). The 2007 Revolver is guaranteed by the Company and certain of its subsidiaries. On January 26, 2007, CCOC entered into a term loan joinder (as amended, “2007 Joinder A”) pursuant to which the lenders agreed to provide CCOC with a $600.0 million senior secured term loan (“2007 Term Loan A”) under the 2007 Credit Agreement.

On March 6, 2007, CCOC entered into an amendment to the 2007 Credit Agreement, with the subsidiary guarantors named therein pursuant to which the lenders agreed to amend certain terms of the Credit Agreement, which included (i) a reduction in the interest rate margins applicable to borrowings under the 2007 Revolver and (ii) upon termination of the 2007 Revolver, elimination of the covenants that require compliance with certain financial ratios. On March 6, 2007, CCOC entered into an amendment to the 2007 Joinder A pursuant to which the lenders agreed to amend certain terms applicable to the 2007 Term Loan A including (i) a reduction in the interest rate margins applicable to the Existing Term Loan and (ii) an extension of the maturity date of the 2007 Term Loan A

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

from January 25, 2014, to March 6, 2014. On March 6, 2007, CCOC also entered into a second term loan joinder (“2007 Joinder B”) pursuant to which the lenders agreed to provide CCOC with a $50.0 million senior secured term loan (“2007 Term Loan B” and, together with the 2007 Term Loan A, “2007 Term Loans”) under the 2007 Credit Agreement.

The 2007 Credit Agreement now provides for aggregate commitments of $900.0 million consisting of (i) the $250.0 million 2007 Revolver which will mature on January 8, 2008 and (ii) the $650.0 million 2007 Term Loans. The 2007 Term Loans will mature in consecutive quarterly installments of an aggregate $1.6 million and the entire remaining outstanding amount will mature on March 6, 2014.

The 2007 Revolver and 2007 Term Loans are secured by a pledge of certain equity interests of certain subsidiaries of CCOC, as well as a security interest in CCOC’s deposit accounts and securities accounts. The 2007 Revolver and 2007 Term Loans are guaranteed by CCIC and certain of its subsidiaries.

The proceeds of the 2007 Revolver may be used for general corporate purposes which may include the financing of capital expenditures, acquisitions and purchases of the Company’s securities. The proceeds from the Term Loan A were used to purchase 17.7 million shares of the Company’s common stock in January 2007 (see note 8). The proceeds from the Term Loan B may be used for general corporate purposes. Availability under the 2007 Revolver at any time will be determined by certain financial ratios. As of March 31, 2007, the 2007 Revolver remained undrawn.

The 2007 Revolver currently bears interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.625% or LIBOR plus 1.625%. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. Interest on prime rate loans is due monthly while interest on LIBOR loans is due at the end of the interest period (one, two, three or six months) for which such LIBOR rate is in effect. The weighted average interest rate on the 2007 Term Loans is 7.35% as of March 31, 2007.

Maturities

The following table shows the scheduled maturities for the total debt outstanding and reflects the anticipated payment dates for the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes.

Year ending December 31,	(In thousands of dollars)
2007	$4,875
2008	6,500
2009	300,325
2010	1,970,339
2011	3,106,500
Thereafter	619,176

Interest Rate Swap Agreements

The Company has used interest rate swaps to manage and reduce its interest rate risk including the use of forward starting interest rate swaps to hedge the variability of future interest rates on anticipated financings. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any applicable margin that would be incremental to the interest rate of the anticipated financings. The swap activity for the three months ended March 31, 2007 was as follows.

In February and March 2007, the Company entered into interest rate swaps (“$1.55 Billion 2007 Interest Rate Swaps”) comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $1.55 billion to hedge the variability of future interest rates on the expected future refinancing in February 2011 of the $1.55 billion 2006 Mortgage Loan. Through the $1.55 Billion 2007 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $1.55

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

billion of borrowings at a combined locked in rate of 5.26% (plus the applicable margin).

In February 2007, the Company entered into interest rate swaps (“$294 Million 2007 Interest Rate Swaps”) comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $293.8 million to hedge the variability of the future interest rates on the expected future refinancing in December 2009 of the $293.8 million 2004 Mortgage Loan. Through the $294 Million 2007 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $293.8 million of borrowings at a combined locked in rate of approximately 5.13% (plus the applicable margin).

The following is a summary of the outstanding forward starting interest rate swaps as of March 31, 2007.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at March 31, 2007	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$68	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	9,363	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps	1,550,000	(973)	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps	293,825	(98)	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$8,360

7. Redeemable Preferred Stock

The Company has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). For the three months ended March 31, 2007, dividends on the 6.25% Convertible Preferred Stock were paid with approximately $5.0 million in cash. The Company may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

8. Stockholders’ Equity

Stockholders Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a stockholders agreement (“Stockholders Agreement”) with (i) certain investment funds affiliated with Fortress Investment Group LLC (collectively, “Fortress”), (ii) Greenhill Capital Partners, L.P. and certain of its related partnerships (collectively, “Greenhill”), and (iii) Abrams Capital Partners II, L.P. and certain of its related partnerships (collectively, “Abrams Capital”, and together with Fortress and Greenhill, the “Global Signal Significant Stockholders”). Pursuant to the Stockholders Agreement, the Company has filed an automatic shelf registration statement with the SEC registering certain shares of common stock received by the Global Signal Significant Stockholders in the merger (“Merger Shares”). In addition, pursuant to the Stockholders Agreement, the Global Signal Significant Stockholders (and certain of their affiliates) (i) have a limited number of demands for the Company to register their Merger Shares and (ii) will be able to have their respective Merger Shares registered whenever the Company proposes to register its equity securities.

Purchases and Issuances of the Company’s Common Stock

In connection with the Global Signal Merger, the Company issued 98.1 million shares of common stock to the shareholders of Global Signal which were recorded at a value of $34.20 per share. See note 3.

In lieu of the Global Signal Significant Stockholders’ right to require the Company to conduct a marketed secondary offering of certain of their Merger Shares within 90 days after the Global Signal Merger pursuant to the Stockholders Agreement, on January 19, 2007, the Company entered into a stock purchase agreement with the Global Signal Significant Stockholders pursuant to which the Company purchased an aggregate of 17.7 million shares of its common stock from the Global Signal Significant Stockholders. The

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Company paid total consideration of $600.3 million in cash or approximately $33.89 per share to effect these purchases. The purchase of shares of common stock was primarily funded through borrowings under the 2007 Term Loan A.

9. Income Taxes

The Company recorded a tax benefit of $22.2 million for the three months ended March 31, 2007.

As discussed in note 2, the Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recorded: (i) a decrease to its tax liabilities related to previously unrecorded tax benefits as an adjustment to the opening balance of accumulated deficit of $4.7 million and (ii) an increase to its deferred tax asset and related valuation allowance of $74.9 million related to previously unrecognized tax benefits. As of both the adoption of FIN 48 and March 31, 2007, the Company had $74.9 million of unrecognized tax benefits.

On January 12, 2007, the Company recorded deferred tax liabilities in connection with the purchase accounting related to the Global Signal Merger of $572.7 million. Additionally, as a result of recording this deferred tax liability, the Company reversed its federal deferred tax valuation allowance of $288.5 million in purchase accounting with an offsetting adjustment to decrease goodwill arising from the Global Signal Merger by $291.4 million and a net charge of $2.9 million to other comprehensive income (loss) to reflect the tax effect of items previously recorded in accumulated other comprehensive income. The net charge of $2.9 million to other comprehensive income (loss) was comprised of a $6.7 million charge related to the unrealized gains on available-for-sale securities and a benefit of $3.8 million related to the net change in the fair value of cash flow hedging instruments.

The Company records interest or penalties related to income taxes as components of income tax expense in its financial statements. The amount of interest and penalties accrued as of March 31, 2007 is immaterial.

During 2007, the Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for 2004. The IRS has not yet proposed any adjustment to the Company’s filing positions in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the effective tax rate. The Company does not currently expect the examination to be finalized within the next twelve months, and an estimate of the impact on the effective rate for any potential adjustment cannot be made at this time. However, the Company does not expect to make a significant cash payment as a result of any potential adjustment from the finalization of this examination.

The Company’s U.S. federal and state income tax returns are generally not open to examination by taxing authorities for taxable years prior to 2003 except for years with operating loss carryforwards utilized in taxable years after 2003.

10. Per Share Information

Per share information is based on the weighted-average number of shares of common stock outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential shares of common stock resulting from the assumed exercise of outstanding stock options and warrants, conversion of convertible preferred stock and convertible senior notes and from the vesting of restricted common stock for the diluted computation.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	(In thousands of dollars, except per share amounts)
	2006	2007
Income (loss) from continuing operations	$(12,379)	$(42,891)
Dividends on preferred stock	(5,201)	(5,201)

Income (loss) from continuing operations applicable to common stock for basic and diluted computations	(17,580)	(48,092)
Income (loss) from discontinued operations, net of tax	5,657	—

Net income (loss) applicable to common stock for basic and diluted computations	$(11,923)	$(48,092)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	214,473	273,456

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.08)	$(0.18)
Income (loss) from discontinued operations	0.02	—

Net income (loss)	$(0.06)	$(0.18)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	As of March 31,
	2006	2007
	(In thousands)
Options to purchase shares of common stock	7,828	5,701
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	640	582
GSI Warrants to purchase shares of common stock at an exercise price of $5.30 per share (see note 3)	—	618
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,229	2,536
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,897	5,892

Total potential common shares	24,219	23,954

As of March 31, 2007, outstanding stock options include (i) less than 0.1 million options at exercise prices ranging from $1.74 to $4.00 per share and a weighted-average exercise price of $2.56 per share, (ii) 5.5 million options at exercise prices ranging from $4.01 to $32.00 per share and a weighted-average exercise price of $17.39 per share, and (iii) 0.2 million options at exercise prices ranging from $32.00 to $39.75 per share and a weighted-average exercise price of $34.31 per share. The options outstanding as of March 31, 2007 have an average remaining contractual term of 3.2 years.

11. Commitments and Contingencies

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five shareholder derivative lawsuits filed in 2006. The lawsuit names various of the Company’s current and former directors and officers. The lawsuit makes allegations relating to the Company’s historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC.

Asset Retirement Obligations

Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $0.4 million and $0.6 million for the quarters ended March 31, 2006 and 2007, respectively. As of December 31, 2006 and March 31, 2007, liabilities for contingent retirement obligations included in other liabilities on the consolidated balance sheet amounted to $18.5 million and $28.9 million (inclusive of the $9.9 million liability recorded in the preliminary allocation of the total purchase price for the Global Signal Merger), respectively. As of March 31, 2007, the estimated expected future cash outlay for asset retirement obligations was nearly $1.0 billion.

Employment and Retention Agreements

The Company has agreements with some of the former employees of Global Signal that grant the right to either a severance payment or a retention bonus as a result of the Global Signal Merger. As of March 31, 2007, the maximum amount payable pursuant to the agreements is approximately $7.6 million. As of March 31, 2007, the accrual for these agreements was $5.6 million. On April 18, 2007, the Company paid $6.3 million related to these agreements.

Sprint Nextel Property Tax Commitment

As a result of a commitment that remained effective at the closing of the Global Signal Merger, the Company has an obligation to pay Sprint Nextel $2,095 per tower for 2007 (which increases by 3% each successive year) as a reimbursement to Sprint Nextel of property taxes Sprint Nextel will pay for the Company’s Sprint Towers. See note 3. The estimated future payments to Sprint Nextel under this agreement are as follows:

Year ending December 31,	Payments
(In thousands of dollars)
2007	$13,670
2008	14,043
2009	14,422
2010	14,809
2011	15,234
2012 and thereafter	229,018

Operating Lease Commitments

See note 12 for a discussion of the operating lease commitments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

12. Leases

Customer Leases

The following table is a summary of the amount owed to the Company, as a lessor, by customers pursuant to rental payments under non-cancelable lease agreements in effect as of March 31, 2007. Generally, the Company’s leases with its customers provide for (i) annual escalations and multiple renewal periods at the customer’s option and (ii) only limited termination rights at the customer’s options through the current term. The customer rental payments included in the table below are through the current term and do not assume exercise of customer renewal options.

Customer Leases
(In thousands of dollars)
Nine months ended December 31, 2007	$886,501
Year ended December 31, 2008	1,112,197
Year ended December 31, 2009	941,570
Year ended December 31, 2010	686,602
Year ended December 31, 2011	458,651
Thereafter	1,225,114

Operating Leases

The following table is a summary of the amount owed by the Company, as lessee, for rental payments under non-cancelable lease agreements in effect as of March 31, 2007. The Company is obligated under non-cancelable operating leases for land under its towers, space on towers owned by third parties that the Company manages, office space and equipment. The majority of the Company’s lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company’s option. The lease agreements for managed sites generally require either a minimum fixed lease payment or a contingent payment based on revenues or the gross margin at a site with some of the sites requiring both a fixed payment and a contingent payment based on revenues or gross margin. Certain of the land and managed tower leases have purchase options at the end of the original lease term. The operating lease payments included in the table below include payments for certain renewal periods at the Company’s option up to a maximum of 20 years.

Operating Leases
(In thousands of dollars)
Nine months ended December 31, 2007	$172,814
Year ended December 31, 2008	232,604
Year ended December 31, 2009	238,901
Year ended December 31, 2010	244,352
Year ended December 31, 2011	251,868
Thereafter	2,971,261

13. Operating Segments

The Company’s reportable operating segments for 2007 are (i) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations, (ii) CCAL, the Company’s Australian tower operations, and (iii) Emerging Businesses, the Company’s Modeo business. Financial results for the Company are reported to management and the Board of Directors in this manner. The results of operations from the Global Signal Entities have been included in the CCUSA segment from January 12, 2007. The Company has reclassified the Corporate Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. Segment information for all periods has been reclassified to reflect this change in reportable segments.

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

	Three Months Ended March 31, 2006
	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$150,138	$11,759	$—	$161,897
Network services and other	18,982	1,786	—	20,768

	169,120	13,545	—	182,665

Costs of operations:(a)
Site rental	45,307	4,122	261	49,690
Network services and other	12,717	1,069	—	13,786
General and administrative	20,200	3,963	—	24,163
Corporate development	358	—	1,320	1,678
Asset write-down charges	335	—	—	335
Integration costs	—	—	—	—
Depreciation, amortization and accretion	65,716	6,344	31	72,091

Operating income (loss)	24,487	(1,953)	(1,612)	20,922
Interest and other income (expense)	(1,473)	137	—	(1,336)
Interest expense and amortization of deferred financing costs	(31,380)	(880)	—	(32,260)
Benefit (provision) for income taxes	(507)	(109)	—	(616)
Minority interests	—	914	(3)	911

Income (loss) from continuing operations	(8,873)	(1,891)	(1,615)	(12,379)
Income (loss) from discontinued operations, net of tax	5,657	—	—	5,657

Net income (loss)	$(3,216)	$(1,891)	$(1,615)	$(6,722)

Capital expenditures	$15,161	$782	$6,123	$22,066

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended March 31, 2007
	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$284,752	$15,040	$—	$299,792
Network services and other	14,146	1,771	—	15,917

	298,898	16,811	—	315,709

Costs of operations:(a)
Site rental	101,033	4,717	845	106,595
Network services and other	10,650	1,123	—	11,773
General and administrative	30,148	3,669	—	33,817
Corporate development	920	—	265	1,185
Asset write-down charges	1,352	—	—	1,352
Integration costs	8,848	—	—	8,848
Depreciation, amortization and accretion	132,285	6,360	48	138,693

Operating income (loss)	13,662	942	(1,158)	13,446
Interest and other income (expense)	3,240	165	(106)	3,299
Interest expense and amortization of deferred financing costs	(81,173)	(842)	—	(82,015)
Benefit (provision) for income taxes	22,252	(90)	—	22,162
Minority interests	—	195	22	217

Income (loss) from continuing operations	(42,019)	370	(1,242)	(42,891)
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income (loss)	$(42,019)	$370	$(1,242)	$(42,891)

Total assets (at period end)	$10,309,809	$252,468	$65,832	$10,628,109

Capital expenditures	$42,771	$2,513	$1,895	$47,179

(a)	exclusive of depreciation, amortization and accretion

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2006 and 2007.

	Three Months Ended March 31, 2006
	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(3,216)	$(1,891)	$(1,615)	$(6,722)
Adjustments:
Restructuring charges(a)	—	—	—	—
Asset write-down charges	335	—	—	335
Integration costs(a)	—	—	—	—
Depreciation, amortization and accretion	65,716	6,344	31	72,091
Losses on purchases and redemptions of debt	—	—	—	—
Interest and other income (expense)	1,473	(137)	—	1,336
Interest expense and amortization of deferred financing costs	31,380	880	—	32,260
(Benefit) provision for income taxes	507	109	—	616
Minority interests	—	(914)	3	(911)
Income (loss) from discontinued operations, net of tax	(5,657)	—	—	(5,657)
Stock-based compensation charges(b)	2,234	1,155	125	3,514

Adjusted EBITDA	$92,772	$5,546	$(1,456)	$96,862

	Three Months Ended March 31, 2007
	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(42,019)	$370	$(1,242)	$(42,891)
Adjustments:
Restructuring charges(a)	—	—	—	—
Asset write-down charges	1,352	—	—	1,352
Integration costs(a)	8,848	—	—	8,848
Depreciation, amortization and accretion	132,285	6,360	48	138,693
Losses on purchases and redemptions of debt	—	—	—	—
Interest and other income (expense)	(3,240)	(165)	106	(3,299)
Interest expense and amortization of deferred financing costs	81,173	842	—	82,015
(Benefit) provision for income taxes	(22,252)	90	—	(22,162)
Minority interests	—	(195)	(22)	(217)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Stock-based compensation charges(b)	4,223	1,333	(637)	4,919

Adjusted EBITDA	$160,370	$8,635	$(1,747)	$167,258

(a)	including stock-based compensation expense
(b)	exclusive of charges included in restructuring charges and integration costs

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

14. Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the three months ended March 31, 2007 is as follows:

Three Months Ended March 31, 2007
(In thousands of Shares)
Shares outstanding at December 31, 2006	1,227
Shares granted	1,286
Shares assumed in the Global Signal Merger	92
Shares vested	(43)
Shares forfeited	(26)

Shares outstanding at March 31, 2007	2,536

The following is a summary of the restricted stock awards granted during the three months ended March 31, 2007:

Restricted Stock Award	Grant Date	Shares Awarded	Grant Date Fair Value	Requisite Service Period
		(In thousands of Shares)	(In dollars)	(In years)
Performance awards for executives	February	279	$27.54	1.9
Performance awards for non-executive employees	February	260	34.50	2.8
Integration awards	February	673	14.58	1.9
One-off RSA awards	Various	74	34.42	2.1

Total		1,286

Weighted average			$22.57	2.1

The performance restricted stock awards contain provisions for accelerated vesting based on the market performance of the Company’s common stock. The performance restricted stock awards to executives also contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.40 per share for 20 consecutive trading days which include any dates on or before February 22, 2011. The integration restricted stock awards were granted to executives and employees deemed to be integral to the successful integration of Global Signal. The integration restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the market performance target of $44.50 per share for 20 consecutive trading days which include any dates on or between July 1, 2008 and December 31, 2008. However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed for either performance restricted stock awards or the integration restricted stock awards; rather, it will be recognized regardless of whether or not the market performance targets are achieved.

The weighted-average assumptions used in the determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in the three months ended March 31, 2007 were as follows:

Risk-free interest rate	4.7%
Expected volatility	28%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $1.4 million and $4.0 million for the three months ended March 31, 2006 and 2007, respectively. The Company amortizes

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

restricted stock awards on a straight-line basis for each separately vesting tranche of the award over the requisite service period. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of March 31, 2007 is $36.6 million.

CCIC Stock Options

The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to any member of executive management since October 2001. During the three months ended March 31, 2007, 0.3 million options were exercised with a weighted-average exercise price of $16.39 per share. The Company received cash of $5.5 million from the exercise of these options. See note 10.

Stock-Based Compensation Expense

The components of stock-based compensation expense from continuing operations are as follows:

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2007
	CCUSA	CCAL	Emerging Business	Total	CCUSA	CCAL	Emerging Business	Total
	(In thousands of dollars)				(In thousands of dollars)
Stock-based compensation expense:
Site rental costs of operations	$16	$—	$—	$16	$66	$—	$—	$66
Network services and other costs of operations	20	—	—	20	69	—	—	69
General and administrative expenses	2,135	1,155	—	3,290	3,908	1,333	—	5,241
Corporate development	63	—	125	188	180	—	(637)	(457)
Integration costs	—	—	—	—	631	—	—	631

	$2,234	$1,155	$125	$3,514	$4,854	$1,333	$(637)	$5,550

15. Restructuring Charges, Integration Costs and Asset Write-Down Charges

At December 31, 2006 and March 31, 2007, other accrued liabilities include $0.2 million and $0.8 million, respectively, related to restructuring charges. During the three months ended March 31, 2007, the Company paid $0.1 million in restructuring charges, all of which was previously accrued. As a result of preliminary allocation of the purchase price for the Global Signal Merger, the Company recorded a restructuring accrual at CCUSA of $0.7 million primarily related to obligations under an office space lease.

During the three months ended March 31, 2006 and 2007, the Company abandoned or disposed of certain towers and recorded asset write-down charges at CCUSA of $0.3 million and $1.4 million, respectively.

During the three months ended March 31, 2007, the Company incurred integration costs at CCUSA of $8.8 million related to the Global Signal Merger. The integration costs included, among other things, expenses for retention bonus obligations with employees of the former Global Signal of $5.8 million and stock-based compensation charges of $0.6 million related to restricted common stock assumed in the Global Signal Merger.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2006	2007
	(In thousands of dollars)
Supplemental disclosure of cash flow information:
Interest paid	$29,847	$67,651
Income taxes paid	109	393
Supplemental disclosure of non-cash investing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax	—	(18,555)
Supplemental disclosure of non-cash financing activities:
Common stock issued and assumption of warrants and restricted common stock in connection with the Global Signal Merger (note 3)	—	3,373,907
Common stock issued in connection with the conversion of debt	100	37
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 6)	19,355	7,863

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” included in our 2006 Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in our 2006 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms “we,” “our,” “our company,” “the company,” or “us” as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries including the Global Signal Entities following the completion of the Global Signal Merger. The Global Signal Entities were included in our consolidated statement of operations and comprehensive income (loss) from January 12, 2007.

Management Overview

General Overview

We own, operate and lease towers for wireless communications. We engage in such activities through a variety of structures including subleasing and management arrangements. As of March 31, 2007, we owned, leased or managed 23,702 towers including the towers acquired in connection with the Global Signal Merger (see “MD&A—Management Overview—Acquisition of Global Signal” below). We have the most towers (exclusive of rooftop installations) in the U.S. of any wireless tower company with approximately 21,700 towers. In addition, we have 1,438 towers in Australia; and the remainder of our towers are located in Puerto Rico and Canada. As of March 31, 2007, approximately 55% and 72% of our U.S. (including Puerto Rico) towers were located in the 50 and 100 largest BTAs, respectively. As of March 31, 2007, we also owned, leased or had easements on 284 land sites for towers owned by third parties which are located in the U.S. and the U.K.

As of March 31, 2007, we own in fee or have permanent or long-term easements in the land on which 4,136 of our towers reside; and we lease, sublease or license the land on which 18,836 of our towers reside. In addition, as of March 31, 2007, we managed 730 towers owned by third parties where we had the right to market space on the tower or where we had sublease arrangements with the tower owner.

Our customers currently include many of the world’s major wireless communications companies including Sprint Nextel, AT&T (formerly Cingular Wireless), Verizon Wireless, T-Mobile, Alltel, Optus and Vodafone Australia. Our customers use our towers for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This leasing activity represents approximately 95% of our first quarter 2007 consolidated revenues.

Acquisition of Global Signal

On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal Entities we acquired.

Global Signal revenues, cost of operations and gross margins for the year ended December 31, 2006 were approximately $496.0 million, $221.2 million and $274.7 million, respectively. See note 3 to our consolidated financial statements for our unaudited pro forma consolidated results of operations for the three months ended March 31, 2006 and 2007 as if the Global Signal Merger were completed as of the beginning of each respective period. We entered into the Global Signal Merger primarily because of the growth opportunities we anticipate the Global Signal tower portfolio will provide including through leveraging our management team and customer service across an enhanced national footprint. We believe the opportunity for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wireline replacement and next generation network builds. See “MD&A—Management Overview—Revenue Growth.” Secondarily, we believe there will be synergistic opportunities provided by the Global Signal Merger. In 2007, as a result of the Global Signal Merger, we do expect a substantial increase in our general and administrative expenses from 2006; but we also anticipate a decrease in general and administrative expenses as a percentage of revenues. We also expect to incur costs of between approximately $24 million to $33 million for the year ended December 31, 2007 to integrate the Global Signal Entities into our internal control structure and operations.

As a result of the completion of the Global Signal Merger, we issued approximately 98.1 million shares of common stock to the shareholders of Global Signal and paid the maximum Cash Consideration of $550.0 million and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to Global Signal warrants. As a result of the Global Signal Merger, Global Signal common stockholders were entitled to convert each share of Global Signal common stock into 1.61 shares of our common stock or, alternatively, could elect to receive cash in the amount of $55.95 per Global Signal share. Upon completion of the Global Signal Merger, the former Global Signal shareholders owned approximately 32.7% of our outstanding shares. See note 3 to our consolidated financial statements and our 2006 Form 10-K for a further discussion of the Global Signal Merger.

The total purchase price of approximately $4.0 billion includes the fair value of common stock issued (using a $34.20 per share value) of $3.4 billion, the Cash Consideration, the fair value of Global Signal restricted common stock and warrants assumed and estimated transaction costs. The preliminary allocation of the total purchase price for the Global Signal Merger, subject to future adjustment in the allocation of the purchase price, can be found in note 3 to our consolidated financial statements. We expect to finalize the purchase price allocation in the second or third quarter of 2007. See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

We financed the Cash Consideration primarily with cash received from the issuance of the 2006 Tower Revenue Notes in November 2006. Upon closing of the Global Signal Merger, the Global Signal Entities had debt outstanding of approximately $1.8 billion; all of which remained outstanding as obligations of the Global Signal Entities we acquired. Such debt included the 2004 Mortgage Loan and the 2006 Mortgage Loan which have a structure similar to our 2005 Tower Revenue Notes and 2006 Tower Revenue Notes. See “MD&A—Liquidity and Capital Resources—Financing Activities” for further discussion of the impact of the additional debt as a result of the Global Signal Merger.

Revenue and Margin Growth

Our net revenues grew by $133.0 million or 72.8% for the three months ended March 31, 2007 from the three months ended March 31, 2006. The increase in net revenues was driven by an increase in site rental revenues that was primarily related to the towers acquired on January 12, 2007 in connection with the Global Signal Merger (see “MD&A—Results of Operations—Segment Results—CCUSA”). The remaining increase in site rental revenues was primarily from new customer additions (or modifications to existing installations) on our existing towers and, to a lesser extent, new towers acquired or built during or after the first quarter of 2006. New customer additions and modifications were influenced by on-going demand for additional antenna space primarily due to the continued strong growth in wireless minutes of use, the introduction of new data services by wireless carriers and the launch of new wireless networks. As a result of our long-term (five to 10 year) contracts with our customers, in any given year approximately 95% of our site rental revenues, excluding acquisitions, are contracted for in a prior year and are of a recurring nature. We expect network services revenues to continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

Site rental gross margins (site rental revenues less site rental costs of operations) for the three months ended March 31, 2007 increased by $81.0 million, or 72.2%, from the three months ended March 31, 2006. The increase in the site rental gross margins is primarily driven by the increase in site rental revenues. We expect that increases in site rental revenues resulting from new customer additions (or modifications to existing installations) on our existing towers would have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

We believe the demand for our towers will continue for a variety of reasons including the wireless industry’s dramatic growth of minutes of use, wireless data service revenues and new subscribers. The demand for towers depends on the demand for antenna space by our customers which in turn depends on the demand for wireless telephony and data services from their customers. Important indicators of this demand are wireless minutes of use, the volume of non-telephony wireless services such as data, text messaging and mobile video and, to a lesser extent, the number of new wireless subscribers. The demand for our towers is also influenced by the launch of new wireless networks and the availability of new spectrum to our customers. Highlights of the Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey issued on March 28, 2007 are as follows:

•	Minutes of use grew by 20% from 2005 to nearly 1.7 trillion minutes of use for 2006;

•	Wireless data service revenues for 2006 were $15.2 billion, an increase of 77% from 2005; and

•	Wireless users totaled 233 million as of December 31, 2006, which represents a year-over-year increase of 25 million subscribers, or 12.1%.

The impact of anticipated increases to site rental revenues from the demand for new towers may be tempered somewhat by recent carrier consolidation (including AT&T merging with Cingular Wireless in 2006 and Sprint merging with Nextel in 2005) which could result in duplicate or overlapping networks. However, we expect that the termination of leases as a result of recent carrier consolidation will be spread over multiple quarters. In addition, we believe we are adding more leases per quarter from all of our customers than the total number of leases we believe will eventually be terminated as a result of the two mergers noted above. Consequently, we currently do not believe that lease terminations from carrier consolidation will have a material adverse affect on our results for any quarter.

Indebtedness

During the first quarter of 2007, CCOC entered into two term loans due in 2014 that totaled $650.0 million. Our purchase of 17.7 million shares of our common stock was primarily funded with $600.0 million of the proceeds from the term loans (see “MD&A—Management Overview—Purchases and Investments”). During the first quarter of 2007, CCOC also entered into a currently undrawn revolving credit facility for $250.0 million that matures in January 2008. We may use the remaining $50.0 million borrowed under the term loans and the availability under the credit facility for general corporate purposes which may include financing of capital expenditures, acquisitions and purchases of our common or preferred stock. See note 6 to our consolidated financial statements and “MD&A—Liquidity and Capital Resources—Financing Activities.”

See “MD&A—Liquidity and Capital Resources—Financing Activities” for a discussion of the 2004 Mortgage Loan and the 2006 Mortgage Loan that remained outstanding as obligations of the Global Signal Entities we acquired. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to our consolidated financial statements for a discussion of the interest rate swaps we entered into during the first quarter of 2007 that have effectively locked in the interest rate on the rollover of the 2006 Mortgage Loan to February 2016 and the 2004 Mortgage Loan to December 2014.

Purchases and Investments

In January 2007, we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders, or approximately 6% of our outstanding shares following the Global Signal Merger. We paid $600.3 million in cash or approximately $33.89 per share to effect these purchases. The purchase of shares of common stock was primarily funded through borrowings under a term loan (see “MD&A—Management Overview—Indebtedness” above). We expect to continue to opportunistically purchase our own stock from time to time. See “MD&A—Liquidity and Capital Resources—Overview” for further discussion.

Results of Operations

Comparison of Three Months Ended March 31, 2007 and 2006

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2007
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$161,897	88.6%	$299,792	95.0%	$137,895	85.2%
Network services and other	20,768	11.4%	15,917	5.0%	(4,851)	(23.4)%

	182,665	100.0%	315,709	100.0%	133,044	72.8%

Operating expenses:
Costs of operations (a):
Site rental	49,690	30.7%	106,595	35.6%	56,905	114.5%
Network services and other	13,786	66.4%	11,773	74.0%	(2,013)	(14.6)%

Total costs of operations	63,476	34.7%	118,368	37.5%	54,892	86.5%
General and administrative	24,163	13.2%	33,817	10.7%	9,654	40.0%
Corporate development	1,678	0.9%	1,185	0.4%	(493)	(29.4)%
Asset write-down charges	335	0.2%	1,352	0.4%	1,017	*
Integration costs	—	—	8,848	2.8%	8,848	*
Depreciation, amortization and accretion	72,091	39.5%	138,693	43.9%	66,602	92.4%

Operating income (loss)	20,922	11.5%	13,446	4.3%	(7,476)	(35.7)%
Other income (expense):
Interest and other income (expense)	(1,336)	(0.7)%	3,299	1.0%	4,635	*
Interest expense and amortization of deferred financing costs	(32,260)	(17.7)%	(82,015)	(26.0)%	(49,755)	154.2%

Income (loss) from continuing operations before income taxes and minority interests	(12,674)	(6.9)%	(65,270)	(20.7)%	(52,596)	*
Benefit (provision) for income taxes	(616)	(0.3)%	22,162	7.0%	22,778	*
Minority interests	911	0.4%	217	0.1%	(694)	*

Income (loss) from continuing operations	(12,379)	(6.8)%	(42,891)	(13.6)%	(30,512)	*
Income (loss) from discontinued operations, net of tax	5,657	3.1%	—	—	(5,657)	*

Net income (loss)	$(6,722)	(3.7)%	$(42,891)	(13.6)%	$(36,169)	*

*:	Percentage is not meaningful
(a)	exclusive of depreciation, amortization and accretion

Consolidated Results

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease, agreement or contract with such terms generally ranging from five years to 10 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of escalation provisions in our customer leases even if such escalation provisions also include a variable element. As a result of this accounting method, a portion of the revenues recognized in a given period represents cash collected in other periods. As previously mentioned, in any given year approximately 95% of our site rental revenues, excluding acquisitions, are contracted for in a prior year and are of a recurring nature.

Net revenues for the three months ended March 31, 2007 increased by $133.0 million, or 72.8%, from the three months ended March 31, 2006. This increase in net revenues resulted from an increase in site rental revenues of $137.9 million, or 85.2%, for the same periods, of which 97.6% related to CCUSA. From the date of acquisition to March 31, 2007, the site rental revenues from the towers acquired in connection with the Global Signal Merger were $113.4 million or approximately 82.3% of the increase in site rental revenues for the three months ended March 31, 2007 from the three months ended March 31, 2006. The remaining increase in our site rental revenues of $24.5 million or 17.7% of the total was primarily driven by the following that occurred during or after the first quarter of 2006: (i) new tenant additions (or modifications to existing installations) and, to a lesser extent, (ii) the leases (as originally acquired) related to the combined 474 towers from Mountain Union.

Network services revenues generally represent installation of antennas, lines and construction services for co-locations on our towers and are generally recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in relatively short periods of time and financial position and results of operations do not vary significantly from those which would result from use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been completed. Costs and revenues associated with contracts not complete at the end of a period are deferred and recognized when the installation becomes operational. Any losses on contracts are recognized at such time as they become known.

Network services and other revenues for the three months ended March 31, 2007 decreased by $4.9 million, or 23.4%, from the three months ended March 31, 2006. The decrease in the network services and other revenues reflects the variable nature of the network services business as these revenues are typically not under long-term contract. The towers acquired from Global Signal did not have a significant impact on the network services revenues for the first quarter of 2007 since Global Signal did not operate a network services business. However, we expect the Global Signal Merger to positively impact network services revenues in the future as we begin to market our services for the Global Signal towers.

Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, our ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis regardless of whether the lease agreement payment terms require us to make payments annually, quarterly or in equal monthly amounts. If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. We calculate straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a customer has exercisable renewal options that would compel us to exercise existing ground lease renewal options, we have straight-lined ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the customer’s renewal options. Because our tower operating expenses generally do not increase significantly as we add additional customers, once a tower has an anchor customer, additional customers provide significant incremental cash flow and gross margin.

Site rental gross margins for the three months ended March 31, 2007 increased by $81.0 million, or 72.2%, from the three months ended March 31, 2006. The increase in the site rental gross margins is related to the previously mentioned 85.2% increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger (from the date of acquisition to March 31, 2007) and, to a lesser extent, from new customer additions (or modifications to existing installations) and the 474 towers acquired from Mountain Union. Site rental gross margins as percentage of site rental revenues decreased by 4.9 percentage points from the three months ended March 31, 2006 to 64.4% for the three months ended March 31, 2007 primarily as a result of the less mature Global Signal towers that have lower revenues per tower and higher ground rent expense as a percentage of revenues than our existing towers. We believe the Global Signal towers, which are less mature and have lower revenues per tower then our existing tower portfolio, have significant latent revenue and margin growth opportunities provided by potential future additional leasing of those towers.

Site rental gross margins were affected by the non-cash portions of site rental revenues, ground lease expenses and stock-based compensation expenses for those employees directly related to U.S. tower operations. The following is a summary of the non-cash portions of our site rental revenues, ground lease expenses and stock-based compensation expenses and resulting impact on our site rental gross margins. The non-cash portions of site rental revenues, ground leases expenses and stock-based compensation expenses are inclusive of $6.2 million, $6.0 million and $-0-, respectively, related to the towers acquired from Global Signal from the date of acquisition to March 31, 2007.

	Three Months Ended March 31,
	2006	2007
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$5,338	$10,613
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(4,282)	(9,855)
Stock-based compensation expenses	(16)	(66)

Total	$1,040	$692

General and administrative expenses for the three months ended March 31, 2007 increased by $9.7 million, or 40.0%, from the three months ended March 31, 2006 but decreased to 10.7% of net revenues from 13.2%. General and administrative expenses for the three months ended March 31, 2007 included $5.4 million of costs related to the former Global Signal employees who were providing service during the integration of the Global Signal towers. General and administrative expenses for the three months ended March 31, 2007 included stock-based compensation expense of $5.2 million which represents an increase of $2.0 million from three months ended March 31, 2006 (see “MD&A—Results of Operations—Segment Results—CCUSA”). The remainder of the increase in general and administrative expenses is primarily related to headcount additions and related other employee costs as a result of the Global Signal Merger. We anticipate that general and administrative expenses will decrease as a percentage of net revenue due to certain cost savings that may result from the Global Signal Merger; however, there can be no assurance that these cost savings will be achieved.

Integration costs were $8.8 million for the three months ended March 31, 2007. The integration costs incurred related to the Global Signal Merger. See “MD&A—Results of Operations—Segment Results—CCUSA.”

Depreciation, amortization and accretion for the three months ended March 31, 2007 increased by $66.6 million, or 92.4%, from the three months ended March 31, 2006, virtually all of which related to CCUSA. The increase for the three months ended March 31, 2007 was primarily attributable to depreciation of property and equipment and amortization of intangible assets recorded in connection with the preliminary purchase price allocation for the Global Signal Merger of $41.9 million and $26.2 million, respectively, from the date of acquisition to March 31, 2007. See “MD&A—Results of Operations—Segment Results—CCUSA.”

Interest expense was $82.0 million for the three months ended March 31, 2007, an increase of $49.8 million, or 154.2%, that is due to the issuance of the 2006 Tower Revenue Notes, the mortgage loans that remained outstanding as obligations of the Global Signal Entities we acquired, and the term loans issued in 2007, offset by the repayment of the 2006 Credit Facility. See “MD&A—Results of Operations—Segment Results—CCUSA.”

Benefit (provision) for income taxes for the three months ended March 31, 2007 was a benefit of $22.2 million compared to a provision of ($0.6) million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we recorded a deferred tax liability of $572.7 million as part of the preliminary allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $288.5 million. As a result, we (i) are no longer in a net deferred tax asset position, (ii) are no longer recording a valuation allowance on net deferred tax assets because of our historical net operating losses, and (iii) can record the benefit of tax impacts of our results in the statement of operations and comprehensive income (loss). See “MD&A—Results of Operations—Segment Results—CCUSA”.

Segment Results

Our reportable operating segments for 2007 are (i) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, (ii) CCAL, our Australian tower operations, and (iii) Emerging Businesses, our Modeo business. Our financial results are reported to management and the Board of Directors in this manner. We have reclassified the Corporate

Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. Segment information for all periods has been reclassified to reflect this change in reportable segments.

See note 13 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA.

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

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, losses on purchases and redemptions of debt, interest and other income (expense), interest expense and amortization of deferred financing costs, benefit (provision) for income taxes, minority interests, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation charges. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA. Net revenues for the three months ended March 31, 2007 increased by $129.8 million, or 76.7%, from the three months ended March 31, 2006. This increase in net revenues resulted from an increase in site rental revenues of $134.6 million, or 89.7%, for the same periods. From the date of acquisition to March 31, 2007, the site rental revenues from the towers acquired in connection with the Global Signal Merger was $113.4 million or approximately 84.3% of the increase in site rental revenues for the three months ended March 31, 2007 from the three months ended March 31, 2006. The remaining increase in our site rental revenues of $21.2 million or 15.7% of the total was primarily driven by the following that occurred during or after the first quarter of 2006: (i) new tenant additions (or modifications to existing installations) and, to a lesser extent, (ii) the leases (as originally acquired) related to the combined 474 towers from Mountain Union. The towers acquired from Global Signal did not have a significant impact on the network services revenues for the first quarter of 2007 since Global Signal did not operate a network services business. However, we expect the Global Signal Merger to positively impact network services revenues in the future as we begin to market our services for the Global Signal towers.

General and administrative expenses for the three months ended March 31, 2007 increased by $9.9 million, or 49.2%, from the three months ended March 31, 2006 but decreased to 10.1% of net revenues from 11.9%. General and administrative expenses for the three months ended March 31, 2007 included $5.4 million of costs related to the former Global Signal employees who were providing service during the integration of the Global Signal towers. General and administrative expenses for the three months ended March 31, 2007 included stock-based compensation expenses of $3.9 million which represents an increase of $1.8 million from three months ended March 31, 2006. The increase in stock-based compensation is primarily due to (i) an increase of 1.3 million shares of unvested restricted common stock from March 31, 2006 to March 31, 2007. As of January 1, 2006, nearly all of our restricted common stock had early vested in prior periods; but during the year ended December 31, 2006 and the three months ended March 31, 2007, there were no early vestings. The early vesting of our restricted common stock in the future may influence the timing of recognition of our stock-based compensation expense (see note 14 to our consolidated financial statements). The remainder of the increase in general and administrative expenses is primarily related to headcount additions and related employee costs as a result of the Global Signal Merger. We anticipate that general and administrative expenses will decrease as a percentage of net revenue due to certain cost savings that may result from the Global Signal Merger; however, there can be no assurance that these cost savings will be achieved.

Adjusted EBITDA for the three months ended March 31, 2007 increased by $67.6 million, or 72.9%, from the three months ended March 31, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase of 76.7% in our net revenues including the towers acquired in connection with the Global Signal Merger (from January 12, 2007 to March 31, 2007) and the new customer additions (or modifications to existing installations).

Integration costs were $8.8 million for the three months ended March 31, 2007. The integration costs incurred related to the Global Signal Merger and included, among other things, expenses for retention bonus obligations with employees of the former Global Signal of $5.8 million and stock-based compensation charges of $0.6 million with respect to restricted common stock assumed in the Global Signal Merger.

Depreciation, amortization and accretion for the three months ended March 31, 2007 increased by $66.6 million, or 101.3%, from the three months ended March 31, 2006. The increase for the three months ended March 31, 2007 was primarily attributable to depreciation of property and equipment and amortization of intangible assets of $41.9 million and $26.2 million, respectively, from the date of acquisition to March 31, 2007 recorded in connection with the preliminary purchase price allocation for the Global Signal Merger. The depreciation expense on the towers acquired from Global Signal was inclusive of $14.6 million related to towers with useful lives (as defined) less than one year. Depreciation on towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for the three months ended March 31, 2007 increased by $49.8 million, or 158.7%, from the three months ended March 31, 2006. The increase for the three months ended March 31, 2007 is primarily attributable to additional indebtedness of approximately $3.7 billion from March 31, 2006 to March 31, 2007. The components of the increase in indebtedness include (i) the issuance of the 2006 Tower Revenue Notes ($1.55 billion), (ii) the mortgage loans ($1.8 billion) that remained outstanding as obligations of the Global Signal Entities we acquired, and (iii) the issuance of term loans ($650.0 million) during 2007. This additional indebtedness was offset by the repayment of the borrowings under the previously existing credit agreement dated as of June 1, 2006. For the three months ended March 31, 2007, interest expense related to the 2006 Tower Revenue Notes and mortgage loans totaled $22.1 million and $23.0 million, respectively. We believe our recent financing transactions have simplified our capital structure at attractive rates while maintaining our targeted leverage ratios and have allowed us to make investments that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns. See “MD&A—Liquidity and Capital Resources—Overview.”

Benefit (provision) for income taxes for the three months ended March 31, 2007 was a benefit of $22.3 million compared to a provision of $(0.5) million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we recorded a deferred tax liability of $572.7 million as part of the preliminary allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $288.5 million. See “MD&A—Results of Operations—Consolidated Results.”

Net income (loss) for the three months ended March 31, 2007 was a loss of $42.0 million representing an increase of $38.8 million from the three months ended March 31, 2006 primarily due to (i) the results of the towers acquired in connection with the Global Signal Merger including $68.3 million of depreciation, amortization and accretion, (ii) increases in our interest expense related to additional debt, and (iii) the other previously mentioned items.

CCAL. Total net revenues for the three months ended March 31, 2007 increased by $3.3 million, or 24.1%, from the three months ended March 31, 2006. The increase in total net revenues is due to growth in site revenues from new customer additions (or modifications to existing installations) on our towers and contractual escalations on existing leases with variable escalations.

Adjusted EBITDA for the three months ended March 31, 2007 increased by $3.0 million, or 55.7%, from the three months ended March 31, 2006. Adjusted EBITDA was positively impacted by the incremental margin from the new customer additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $2.7 million, or 35.2%, to 68.6% of site rental revenues, for the three months ended March 31, 2007, from $7.6 million, or 64.9% of site rental revenues for the three months ended March 31, 2006.

Net income (loss) for the three months ended March 31, 2007 improved by $2.3 million from the three months ended March 31, 2006. The improvement in net loss is primarily driven by the same factors that drove the improvement in Adjusted EBITDA partially offset by the minority interest shareholder’s 22.4% portion of the results.

The increases and decreases between the three months ended March 31, 2007 and the three months ended March 31, 2006 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Emerging Businesses. For the three months ended March 31, 2007, the net loss of $1.2 million decreased by $0.4 million from the three months ended March 31, 2006. For the three months ended March 31, 2007, Adjusted EBITDA of $(1.7) million compared to $(1.5) million for the three months ended March 31, 2006. The net loss and Adjusted EBITDA consisted of the operating costs of Modeo, primarily payroll and related employee costs. The net loss was impacted by a decrease in stock-based compensation charges of $0.8 million from the three months ended March 31, 2007 to the three months ended March 31, 2006. Modeo is conducting beta activities of its live, commercial quality mobile television services in New York City during the first and second quarters of 2007. After Modeo has received and evaluated the feedback from these beta activities, we will review and evaluate our options for Modeo.

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. As such, we expect to continue:

(1)	to acquire or build new towers, extend leaseholds on our land, acquire the land on which our towers are located and make improvements to existing towers,

(2)	to opportunistically purchase our own common stock or preferred stock from time to time, and

(3)	to a lesser extent, make investments in emerging businesses that we believe are complementary to our core tower leasing business when the expected returns from such investments meet our investment return criteria.

Our goal is to maximize long-term net cash flow from operating activities and fund all non-discretionary capital spending and debt service from our operating cash flow, without reliance on additional borrowing or the use of our pre-existing cash. However, due to risk factors (see “Part II—Other Information—Item 1A. Risk Factors” and “Item 1A. Risk Factors” in our 2006 Form 10-K), there can be no assurance that this will be possible. As part of our strategy to achieve increases in net cash flow from operating activities, in addition to improving operating results, we have lowered interest rates on our debt through attractive refinancing opportunities. We may also incur additional indebtedness on a discretionary basis to fund discretionary investments.

Our long-term business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. We expect that the majority of our discretionary investments will occur in connection with strategic tower acquisitions like the Global Signal Merger, purchases of our common or preferred stock, purchases of land under our towers, modifications and reinforcements of our existing towers for new customer additions, selected new tower builds and, to a lesser extent, investments in adjacent businesses such as Modeo. We may incur additional indebtedness on a discretionary basis to fund these investments. Our long-term business strategy may be influenced over the near term as a result of the debt and equity financing of the Global Signal Merger and the related commitment of time and expense to the execution of the integration of Global Signal’s business.

Liquidity Position. As of March 31, 2007, we had consolidated cash and cash equivalents of $124.5 million (exclusive of restricted cash of $164.6 million), consolidated long-term and short-term debt of $6.0 billion, consolidated redeemable preferred stock of $313.1 million and consolidated stockholders equity of $3.5 billion. We currently have $250.0 million of available borrowings under the 2007 Revolver.

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows) is as follows:

	Three Months Ended March 31,
	2006	2007
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$50,265	$48,756

The net cash provided by operating activities decreased by $1.5 million, or 3.0%, from the three months ended March 31, 2006 due primarily to an increase in cash interest paid of $37.8 million, payments for merger-related fees incurred by Global Signal of approximately $16.3 million, prepayments of long-term easements for land under our towers of $10.0 million, offset by the cash flow generated by the towers acquired in connection with the Global Signal Merger and the growth in our core site leasing. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods largely due to the timing of payments.

Investing Activities

Capital Expenditures. Our capital expenditures can be separated into two general categories:

(1)	sustaining (which includes maintenance activities on our towers, vehicles, information technology equipment and office equipment), and

(2)	revenue generating (which includes purchases of land under our towers, tower improvements in order to support additional leasing, the construction of new towers, investments in adjacent businesses and the construction of distributed antenna systems (“DAS Sites”)).

A summary of our capital expenditures (including the total capital expenditures which can be found on our consolidated statement of cash flows) is as follows:

	Three Months Ended March 31,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2006	2007	2006	2007	2006	2007
	(In thousands of dollars)
CCUSA	$1,627	$2,503	$13,534	$40,268	$15,161	$42,771
CCAL	256	330	526	2,183	782	2,513
Emerging Businesses	34	11	6,089	1,884	6,123	1,895

Consolidated	$1,917	$2,844	$20,149	$44,335	$22,066	$47,179

For the three months ended March 31, 2007, total capital expenditures increased $25.1 million, or 113.8%, from the three months ended March 31, 2006. The increase in sustaining capital expenditures is primarily related to the towers acquired in connection with the Global Signal Merger. The net increase in revenue generating capital expenditures is primarily related to a $21.5 million increase in purchases of land under our towers comprised of $21.4 million and $0.1 million by CCUSA and CCAL, respectively, as a result of execution and expansion of our Portfolio Extension Program related to (i) our existing towers and (ii) those acquired in connection with the Global Signal Merger.

The remaining revenue generating capital expenditures primarily relate to capital improvements to accommodate carrier installations on our towers, construction of new towers and the development of DAS Sites. Our decisions regarding the purchases of land under our towers, enhancement of towers, the construction of new towers, investments in emerging businesses, such as Modeo, and the construction of DAS Sites are discretionary and depend upon expectations of achieving acceptable risk-adjusted returns (given current market conditions). Such decisions are influenced by the availability of capital and expected returns on alternative investments.

Acquisition of Global Signal. We completed the Global Signal Merger on January 12, 2007 in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal Entities we acquired. See “MD&A—Management Overview—Acquisition of Global Signal” and notes 3 and 5 to our consolidated financial statements.

Mountain Union. On January 2, 2007, we purchased the remaining approximately 2% minority interest in Mountain Union for $4.8 million. See note 5 to our consolidated financial statements.

Financing Activities

For the three months ended March 31, 2006 and 2007, our net cash provided by (used for) financing activities was $(1.1) million and $16.7 million, respectively. The net cash provided by (used for) financing activities in 2007 is exclusive of the approximate $1.8 billion of debt that remained outstanding as obligations of the Global Signal Entities we acquired. The following is a summary of the significant financing transactions completed in 2007 including the debt that remained outstanding as obligations of the Global Signal Entities we acquired.

2006 Mortgage Loan. At the closing of the Global Signal Merger, the 2006 Mortgage Loan, comprised of borrowings under a mortgage loan totaling $1.55 billion, remained outstanding as obligations of certain of the Global Signal Entities we acquired. The 2006 Mortgage Loan has a weighted average fixed interest rate of approximately 5.69%, and 92.1% was rated investment grade. We recorded a fair value adjustment of $3.1 million to decrease the value of the 2006 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.74%. See note 6 to our consolidated financial statements for additional information regarding the 2006 Mortgage Loan.

2004 Mortgage Loan. At the closing of the Global Signal Merger, the 2004 Mortgage Loan, comprised of borrowings under a mortgage loan totaling $293.8 million, remained outstanding as obligations of certain of the Global Signal Entities we acquired. The 2004 Mortgage Loan has a weighted average fixed interest rate of approximately 4.74%, and 86.7% was rated investment grade. We recorded a fair value adjustment of $9.1 million to decrease the value of the 2004 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.78%. See note 6 to our consolidated financial statements for additional information regarding the 2004 Mortgage Loan.

2007 Credit Facility. In January and March 2007, CCOC entered into two term loans due in 2014 for $600.0 million and $50.0 million, respectively. In January 2007, our purchase of 17.7 million shares of our common stock was primarily funded with $600.0 million of the proceeds from the term loans (see “MD&A—Liquidity and Capital Resources—Purchases and Investments”). Borrowings under the term loans currently bear interest equal to LIBOR plus 1.50%.

In January 2007, CCOC entered into a currently undrawn revolving credit facility for $250.0 million that matures in January 2008. Availability of the revolving credit facility at any time will be determined by certain financial ratios. CCIC has guaranteed CCOC’s revolving credit facility and the two term loans. We may use the remaining $50.0 million borrowed under the term loans and the availability under the revolving credit facility for general corporate purposes which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. See note 6 to our consolidated financial statements and “MD&A—Liquidity and Capital Resources—Financing Activities.”

Common Stock Activity. A summary of common stock activity for the three months ended March 31, 2007 is a follows:

Three Months Ended March 31, 2007
(In thousands)
Shares outstanding at beginning of period	202,081
Shares issued in the Global Signal Merger	98,049
Restricted stock awards granted	1,286
Restricted stock awards assumed in the Global Signal Merger	92
Common stock purchased	(17,714)
Stock options exercised	336
Other activity	12

Shares outstanding at end of period	284,142

On January 12, 2007, we issued approximately 98.1 million shares of common stock in the Global Signal Merger. See “Item 7. MD&A—Management Overview—Acquisition of Global Signal.” See note 14 to our consolidated financial statements for a discussion of the restricted stock granted during the three months ended March 31, 2007. On January 19, 2007, we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders. We paid $600.3 million in cash or approximately $33.89 per share to effect these purchases. See “MD&A—Management Overview—Purchases and Investments.”

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to the consolidated financial statements.

Financing Restrictions. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. As of and for the three months ended March 31, 2007, the Company and its subsidiaries were in compliance with all such financial covenants. Various of our debt obligations also place other restrictions on the ability of CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

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

As a holding company, CCIC will require distributions or dividends from our subsidiaries or will be forced to use our remaining cash balances to fund the holding company’s debt obligations (including the 4% convertible senior notes and the guarantees of the credit facility and the term loans entered into during 2007) including interest payments on the notes. The terms of our subsidiaries’ current indebtedness generally allow the ability to distribute cash to CCIC unless they experience a deterioration of financial performance. In addition, there can be no assurance that our subsidiaries will generate sufficient cash from their operations to make any permitted distributions pursuant to our current or future indebtedness. As a result, we could be required to apply a portion of our remaining cash to fund interest payments on the notes. If we do not retain sufficient funds or raise additional funds from any future financing, we may not be able to make our interest payments on the notes.

Our ability to make scheduled payments of principal of, or to pay interest on, our debt obligations and our ability to refinance any such debt obligations will depend on our future performance which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control (see “Item 1A. Risk Factors” in our 2006 Form 10-K).

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (i) are most important to the portrayal of our financial condition and results of operations and (ii) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates as of December 31, 2006 are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2006 Form 10-K. Other than those discussed below, the critical accounting policies and estimates in place for the year ended December 31, 2006 have not significantly changed from the critical accounting policies for the three months ended March 31, 2007.

Accounting for Long-Lived Assets. We allocate the purchase price of acquisitions to the assets and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets and liabilities assumed is allocated to goodwill. For significant acquisitions, we use a third-party valuation specialist to estimate the fair value of certain assets and liabilities including estimates of replacement costs of our tangible fixed assets, such as towers, and discounted cash flow valuation methods for estimating identifiable intangibles, such as site rental contracts and above and below market leases. The purchase price allocation and related valuations require subjective estimates that if incorrectly estimated could be material to our consolidated financials statements including the amount of depreciation, amortization and accretion expense. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary valuations that are subject to adjustment until finalized.

We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that if incorrectly estimated could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our towers which is depreciated with an estimated useful life equal to the shorter of 20 years or the term of the lease (including optional renewals) for the land under the tower. The useful life of our intangible assets are estimated based on the period for which the intangible asset will benefit us.

We review the carrying values of property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (i) a deterioration in an asset’s financial performance compared to historical results, (ii) a shortfall in an asset’s financial performance compared to forecasted results, or (iii) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

We test goodwill for impairment on an annual basis during the fourth quarter regardless of whether adverse events or changes in circumstances have occurred. This annual impairment test involves (i) a step to identify potential impairment at a reporting unit level based on fair values and (ii) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are the expected additions of new tenants on our towers, the terminal multiple for our projected cash flows and our weighted average cost of capital.

Future declines in our site leasing business could result in an impairment of goodwill in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill.

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in tax positions. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a decrease in accumulated deficit and a decrease in contingent tax liabilities through a cumulative effect adjustment of $4.7 million. See notes 2 and 9 to our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective in the beginning of our 2008 fiscal year. We believe the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

See note 2 to our consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in “MD&A—Results of Operations—Segment Results.” Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•

it is the primary measure used by our management to evaluate the economic productivity of our operations including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenues under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our leasing and licensing business effectively;

•	it is the primary measure of profit and loss used by our management for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	it is similar to the measure of current financial performance generally used in our debt covenant calculations;

•

although specific definitions may vary, it is widely used in the wireless tower sector to measure operating performance without regard to items such as depreciation, amortization and accretion which can vary depending upon accounting methods and the book value of assets; and

•

we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•

as a measurement of operating performance because it assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results;

•	in presentations to our Board of Directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes including preparation of our annual operating budget; and

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets.

There are material limitations to using a measure such as Adjusted EBITDA including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).

The definition of Adjusted EBITDA used by Global Signal prior to the Global Signal Merger is different from ours as Global Signal excluded the impacts of non-cash straight-lined revenues and expenses in calculation of Adjusted EBITDA. Upon completion of the Global Signal Merger, the Global Signal Entities applied our definition of Adjusted EBITDA.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in interest rates, foreign currency exchange rates and equity security prices, which may adversely affect our results of operations and financial position.

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of March 31, 2007, we had $650.0 million of floating rate indebtedness, or approximately 10.8% of total debt. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve month period would increase our interest expense by approximately $6.5 million.

We have used interest rate swaps to manage and reduce our interest rate risk including the use of forward starting interest rate swaps to hedge the variability of future interest rates on anticipated financings. The forward starting interest rate swaps call for us to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any applicable margin that would be incremental to the interest rate of the anticipated financings. During the three months ended March 31, 2007, we entered into forward starting interest rate swaps that have effectively locked in the interest rate on the rollover of (i) the $1.55 billion 2006 Mortgage Loan to February 2016 and (ii) the $293.8 million 2004 Mortgage Loan to December 2014. See note 6 to our consolidated financial statements and the tables below.

The following tables provide information about our market risk related to changes in interest rates. The forward starting interest rate swaps, future minimum principal payment obligations and weighted-average coupon rates on our existing long-term debt are presented as of March 31, 2007.

	Future Minimum Principal Payment Obligations by Expected Year of Maturity
	Interest Rate	Outstanding Balance	2008	2009	2010	2011	2012	Thereafter
	(In thousands of dollars)
Fixed rate debt:
2006 Mortgage Loan	5.69%	$1,550,000	$—	$—	$—	$1,550,000	$—	$—
2004 Mortgage Loan	4.74%	293,825	—	293,825	—	—	—	—
2006 Tower Revenue Notes(a)	5.71%	1,550,000	—	—	—	1,550,000	—	—
2005 Tower Revenue Notes(a)	4.89%	1,900,000	—	—	1,900,000	—	—	—
4% Convertible Senior Notes	4.00%	63,839	—	—	63,839	—	—	—
7.5% Senior Notes	7.50%	51	—	—	—	—	—	51

Total fixed rate debt	5.34%	$5,357,715	$—	$293,825	$1,963,839	$3,100,000	$—	$51

Variable rate debt:
2007 Credit Facility – Term Loan A and B(b)	7.35%	$650,000	$6,500	$6,500	$6,500	$6,500	$6,500	$612,625

Total debt	5.56%	$6,007,715	$6,500	$300,325	$1,970,339	$3,106,500	$6,500	$612,676

(a)	Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date.
(b)	The interest rate represents the rate currently in effect. The interest rate reprices every six months. See note 6 to our consolidated financial statements.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at March 31, 2007	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$68	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	9,363	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps	1,550,000	(98)	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps	293,825	(973)	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$8,360

Foreign Currency Risk

The vast majority of our foreign currency transactions are denominated in the Australian dollar which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. We do not currently believe our exposure to fluctuations in foreign currency exchange rates is material based on the immateriality of (i) the fair value of financial instruments subject to currency exchange risk and (ii) the amount of the translation loss due to a hypothetical 10% unfavorable change in currency exchange rates. In February 2007, CCOC extended an undrawn commitment to provide an incremental $345 million Australian Dollar (approximately $280 million U.S. Dollars) revolving credit facility to CCAL, our 78% majority-owned subsidiary. We anticipate that a portion of the credit facility may be drawn during the second quarter of 2007 which may impact our foreign currency risk in the future.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of March 31, 2007, a 20% hypothetical adverse change in the equity price would result in an approximate $27.4 million decrease in the fair value of our available-for-sale equity investments with an offsetting adjustment to accumulated other comprehensive income subject to the required evaluation of impairment charges relating to a decline in a value that is determined to be other than temporary.

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

Changes in Internal Control Over Financial Reporting

Other than as set forth below, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company completed the Global Signal Merger on January 12, 2007. The assets, revenues and results of operations of Global Signal are material to the Company’s financial position, cash flows and results of operations; and the Company is in the process of integrating Global Signal’s operations into our internal control structure. As of December 31, 2005, Global Signal concluded that their system of internal control over financial reporting was not effective. Global Signal had control deficiencies that they concluded were material weaknesses in both the design and operating effectiveness of internal control over financial reporting including the lack of adequate control over the accuracy of automated computations related to accounting for non-cash aspects of customer and ground leases and the data used in these computations. Based on (i) the results of the financial statement audit of Global Signal performed by Global Signal’s external auditors as of and for the year ended December 31, 2006 and (ii) discussions with the former Global Signal management, these material weaknesses were not remediated during 2006. The Company is diligently pursuing remediation of these material weaknesses during the integration of the Global Signal business during 2007. There can be no assurances that the Company will be able to remediate these material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth above under note 11 in the consolidated financial statements in Part 1—Financial Information, Item 1—Financial Statements is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in Part 1, “Item 1A. Risk Factors” in our 2006 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 30, 2007, the Company issued 8,000 shares of common stock to a holder that exercised stock warrants at an exercise price of $7.508 per share. The Company issued the shares in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 4(2) therein.

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 – January 31, 2007	(17,714)	$33.89	—	—
February 1 – February 28, 2007	—	—	—	—
March 1 – March 31, 2007	—	—	—	—

Total	(17,714)	$33.89	—	—

On January 19, 2007, we entered into a stock purchase agreement with the Global Signal Significant Stockholders pursuant to which we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders. We paid $600.3 in cash or approximately $33.89 per share to effect these purchases. See note 8 to our consolidated financial statements.

ITEM 6.	EXHIBITS

Exhibit No.	Description
(a)3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998, as amended on June 12, 2002

(a)3.2	Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998, as amended on February 20, 2003

(b)10.1	First Amendment, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(b)10.2	Amendment to Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(b)10.3	Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: May 10, 2007	By:	/s/ W. Benjamin Moreland
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2007	By:	/S/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)