Form 10-K/A
period 2006-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2007-06-25
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

T ABLE OF CONTENTS

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

EXPLAN ATORY NOTE REGARDING AMENDMENT

The Company is filing this amendment no. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 (“Amendment”), initially filed with the SEC on February 28, 2007 (the “Original Filing”), to revise its consolidated financial statements to reflect the recognition of certain non-cash equity-based compensation charges (credits) as of and for the years ended December 31, 2004 and 2005, and as a cumulative effect adjustment as of January 1, 2004, rather than via the previously recorded cumulative effect adjustment as of January 1, 2006. Reflecting these non-cash equity-based compensation charges (credits) as described results in revisions to the Company’s consolidated balance sheet as of December 31, 2005, and consolidated statements of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2004 and 2005. The revisions to the Company’s consolidated financial statements also affected periods prior to 2004 (see “Item 6. Selected Financial Data” and note 1 to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”). The impact of the revisions to the Company’s consolidated financial statements for periods prior to 2004 is reflected in the Company’s consolidated financial statements as an adjustment to opening accumulated deficit as of January 1, 2004. The Company’s consolidated financial statements have been revised as the result of a request from the SEC to provide additional information relating to such non-cash equity-based compensation charges (credits), including additional information regarding the non-cash equity-based compensation charges (credits) related to years not individually disclosed in the Original Filing (the years ended December 31, 1998, 1999, 2000, and 2001). The non-cash equity-based compensation adjustment related to those years totaled $78,032,000, or approximately 93% of the previously disclosed total non-cash equity-based compensation adjustment of $83,985,000. Further, as previously disclosed, approximately 55% of the total non-cash equity-based compensation adjustment resulted from the deemed modification of certain stock options as a result of entering into severance agreements with six former executives at the time of, and as disclosed in detail in our Form S-1 filed in connection with, our IPO in 1998. None of these deemed modifications involved any pricing or re-pricing adjustments for any affected options. This Amendment has no impact on previously reported additional paid-in capital, accumulated deficit or total stockholders’ equity as of January 1, 2006 or any subsequent period, nor does it impact net income (loss) for any period subsequent to January 1, 2006. This Amendment also reiterates certain disclosures previously made in its quarterly reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 (“2006 10-Q’s”).

The Company had previously disclosed the above non-cash equity-based compensation charges (credits) in its 2006 10-Q’s and in the Original Filing, and had previously recorded the non-cash equity-based compensation adjustments upon adopting Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, by recording an offsetting cumulative effect adjustment of $83,985,000 within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit as of January 1, 2006. The revisions to the Company’s consolidated financial statements reverses the adjustment recorded upon adoption of SAB 108 as previously reflected in the Original Filing; and as described above, records the non-cash equity-based compensation charges (credits) in the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2005, and as an opening accumulated deficit adjustment as of January 1, 2004 for the impact of such adjustments on periods prior to 2004.

For a discussion of the revisions to the Company’s consolidated financial statements, see note 1 to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.” Changes have been made to the following items to Part II in this Amendment as a result of the changes described above.

•	“Item 6. Selected Financial Data”

•	“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;” see “Effects of Revisions to Consolidated Financial Statements ”

•	“Item 8. Financial Statements and Supplementary Data;” see notes 1, 12 and 19 to the Company’s consolidated financial statements

•	“Item 9A. Controls and Procedures;” see “Consideration of the Revisions to Consolidated Financial Statements and Related Amendment”

•	“Item 15. Exhibits, Financial Statement Schedules”

For ease of reference, this Amendment sets forth the Original Filing in its entirety. However, this Amendment does not reflect events that have occurred after February 28, 2007, the filing date of the Original Filing, or modify or update the disclosures presented in the Original Filing, except to reflect the changes described above. Accordingly, this Amendment should be read in conjunction with the Company’s Current Reports filed on Form 8–K subsequent to the filing date of the Original Filing and the Company’s periodic report on Form 10-Q for the fiscal quarter ended March 31, 2007. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.

All referenced balances and amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a revised basis.

PART I

Unless this Form 10-K/A indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K/A refer to Crown Castle International Corp. and its subsidiaries as of December 31, 2006 and exclude Global Signal Inc. (“Global Signal”). Unless this Form 10-K/A indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment as of December 31, 2006 and exclude Global Signal.

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

Global Signal revenues, cost of operations and gross margins for 2006 were approximately $500 million (unaudited), $225 million (unaudited) and $275 million (unaudited), respectively. We entered into the Global Signal Merger primarily because of the growth opportunities we anticipate the Global Signal tower portfolio will provide, including through the leveraging of our management team and customer service across an enhanced national footprint. We believe the anticipated opportunities for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wireline replacement and next generation network builds. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-General Overview-Overview." Secondarily, we believe there will be synergistic opportunities provided by the Global Signal Merger. In 2007, as a result of the Global Signal Merger, we do expect a substantial increase in our general and administrative expenses from 2006, but we also anticipate a decrease in general and administrative expenses as a percentage of revenue. We also expect to incur a substantial amount of costs to integrate Global Signal into our internal control structure and operations.

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

In lieu of Global Signal Significant Stockholders’ right to require us to conduct a marketed secondary offering of certain of their Merger Shares within 90 days after the merger, on January 19, 2007, we entered into a stock purchase agreement with the Global Signal Significant Stockholders, pursuant to which we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders (“January 2007 Stock Purchase”). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Overview—Current Year Highlights and Recent Developments.”

As required by the Stockholders Agreement, we have appointed a representative of each of the Global Signal Significant Stockholders to our Board of Directors. Wesley R. Edens, Robert H. Niehaus and David C. Abrams were appointed to the Board of Directors as representatives of Fortress, Greenhill and Abrams Capital, respectively. Each Global Signal Stockholder has a one-time right to re-nominate its designated director (or another individual reasonably acceptable to us) if such Global Signal Stockholder owns more than 3.0% of the outstanding shares of our common stock at the time of such re-nomination.

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

At December 31, 2006, Post-Merger, CCUSA owned, leased or managed 22,274 towers, including rooftop installations. Although we own, lease or manage 252 towers located in Puerto Rico and Canada that are included in CCUSA, our towers are primarily located throughout the U.S. The U.S. towers are located predominantly in the northeast, southeast, midwest, southwest and Pacific coast regions of the U.S. Most of our towers were acquired through transactions consummated within the past eight years, including through transactions with Global Signal, Bell Atlantic Mobile and GTE Wireless (both now part of Verizon Wireless), BellSouth Mobility and BellSouth DCS (both now part of AT&T (formerly Cingular Wireless)) and Powertel (now a part of T-Mobile).

Through the Global Signal Merger, which closed on January 12, 2007, we acquired 10,749 towers which are located primarily in the U.S. Of the 10,749 towers Global Signal operated and which we now operate, 6,553 towers (“Sprint Towers”) are to be leased or operated for a period of 32 years (through May 2037) under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain subsidiaries of Sprint Corporation entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, Post-Merger we have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. Post-Merger we are entitled to all revenue from the Sprint Towers during the term of the Sprint Master Leases, including amounts payable under existing leases with third parties. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period of 10 years. At the closing of the Global Signal Merger, the Sprint Master Leases remained effective as an asset and commitment of the Global Signal entities we acquired.

Prior to the Global Signal Merger, our communication towers were primarily acquired in transactions beginning in 1998 through 2000, including the following transactions:

Acquisition	Transaction Closing Dates	No. of Current Communication Towers		Primary Tower Locations
Bell Atlantic Mobile	March 1999	2,020		Eastern, Southwestern U.S.
GTE Wireless	January – September 2000 (a)	2,881		Eastern, Midwestern, Southwestern and Pacific Coast areas of the U.S.
Bell South Mobility and Bell South DCS	June 1999 – December 2000(b)	3,046		Southeastern and Midwestern U.S.
Powertel	June 1999	675		Southeastern U.S.
Trintel Communications Inc.	August 2005	467		Midwestern U.S.
Mountain Union Telecom, LLC	July 2006	474	(c)	Puerto Rico and Southern U.S.

(a)	The towers from GTE wireless were acquired in tranches from January 2000 through September 2000.
(b)	The towers from Bell South Mobility and Bell South DCS were acquired in tranches from June 1999 through December 2000.
(c)	The tower count is exclusive of 77 towers in various stages of development as of July 2006.

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

Competition

CCUSA competes with other independent tower owners which also provide site rental and network services; wireless carriers which build, own and operate their own tower networks; broadcasters with respect to their broadcast towers; building owners that lease antenna space on rooftop sites; and other potential competitors, such as utilities and outdoor advertisers, some of which actively participate in the site rental industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location, deployment speed, capacity, quality of service and price has been and will continue to be the most significant competitive factors affecting the leasing of a tower.

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

Ite m 1A.	Risk Factors

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

Our real property interests relating to the land on which our towers are located consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of towers. Further, we may not be able to renew ground leases on commercially viable terms. Post-Merger, approximately 9.8% of our towers are on land where our property interests in such land have a final expiration date of less than 10 years. Our inability to protect our rights to the land under our towers may have a material adverse affect on us.

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

In addition, our corporate governance guidelines, business practices and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our internet website at http://www.crowncastle.com/investor/corpgoverence. asp, and such information is also available in print to any shareholder who requests it.

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

It em 1B.	Unresolved Staff Comments

None.

It em 2.	Properties

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

Substantially all of our CCUSA towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of customer demand, we could generally also tear down an existing tower and reconstruct another tower in its place with additional capacity, subject to certain restrictions. As of December 31, 2006, Post-Merger, the weighted average number of tenants per tower is approximately 2.50 on our 22,274 CCUSA towers, including rooftop installations. A summary of the number of existing tenants per tower as of December 31, 2006, Post-Merger, is as follows:

Number of Tenants	Number of Towers
Greater than five	1,200
Five	1,177
Four	2,324
Three	3,862
Two	5,688
Less than two	8,023

22,274

Ite m 3.	Legal Proceedings

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

PART II

Unless this Form 10-K/A indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K/A refer to Crown Castle International Corp. and its subsidiaries as of December 31, 2006 and exclude Global Signal. Unless this Form 10-K/A indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment as of December 31, 2006 and exclude Global Signal.

It em 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

It em 6.	Selected Financial Data

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

The financial information set forth below has been revised to reflect the recognition of certain previously recorded adjustments in accounting for equity-based compensation for 2002, 2003, 2004, 2005 and 2006 in the year in which the charges (credits) related to rather than via the previously recorded cumulative effect adjustment as of January 1, 2006, as further discussed in the “Explanatory Note Regarding Amendment” in the forepart of this Amendment. This information should be read in conjunction with our consolidated financial statements included in this Amendment.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$447,271	$484,841	$538,309	$597,125	$696,724
Network services and other (a)	159,217	72,316	65,893	79,634	91,497

Total net revenues	606,488	557,157	604,202	676,759	788,221

Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	175,267	179,305	184,273	197,355	212,454
Network services and other (a)	122,027	46,888	46,752	54,630	60,507

Total costs of operations	297,294	226,193	231,025	251,985	272,961

General and administrative	88,936	100,586	99,738	109,612	95,751
Corporate development	7,483	5,564	1,455	4,298	8,781
Restructuring charges (credits)	8,665	1,291	939	2,615	(391)
Asset write-down charges (b)	52,598	14,317	7,652	2,925	2,945
Integration costs	—	—	—	—	1,503
Depreciation, amortization and accretion	276,479	281,028	284,991	281,118	285,244

Operating income (loss)	(124,967)	(71,822)	(21,598)	24,206	121,427
Gains (losses) on purchases and redemptions of debt and preferred stock (c)	79,138	(119,405)	(78,036)	(283,797)	(5,843)
Interest and other income (expense) (d)	(14,214)	(12,387)	(228)	1,354	(1,629)
Interest expense, amortization of deferred financing costs and dividends on preferred stock	(273,842)	(258,834)	(206,770)	(133,806)	(162,328)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(333,885)	(462,448)	(306,632)	(392,043)	(48,373)
Benefit (provision) for income taxes	(4,407)	(2,465)	5,370	(3,225)	(843)
Minority interests	11,770	3,992	398	3,525	1,666

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(326,522)	(460,921)	(300,864)	(391,743)	(47,550)
Discontinued operations (e):
Income (loss) from discontinued operations, net of tax	7,340	4,430	40,578	(1,953)	—
Net gain (loss) on disposal of discontinued operations, net of tax	—	—	494,110	2,801	5,657

Income (loss) from discontinued operations, net of tax	7,340	4,430	534,688	848	5,657

Income (loss) before cumulative effect of change in accounting principle	(319,182)	(456,491)	233,824	(390,895)	(41,893)
Cumulative effect of change in accounting principle for asset retirement obligations	—	(551)	—	(9,031)	—

Net income (loss) (f)	(319,182)	(457,042)	233,824	(399,926)	(41,893)
Dividends on preferred stock, net of gains (losses) on purchases of preferred stock (g)	16,023	(55,897)	(38,618)	(49,356)	(20,806)

Net income (loss) after deduction of dividends on preferred stock, net of gains (losses) on purchases of preferred stock	$(303,159)	$(512,939)	$195,206	$(449,282)	$(62,699)

Per common share—basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1.36)	$(2.37)	$(1.54)	$(2.02)	$(0.33)
Income (loss) from discontinued operations	(0.03)	0.02	2.42	—	0.03
Cumulative effect of change in accounting principle	—	(0.01)	—	(0.04)	—

Net income (loss)	$(1.39)	$(2.36)	$0.88	$(2.06)	$(0.30)

Weighted average common shares outstanding—basic and diluted (in thousands)	218,028	216,947	221,693	217,759	207,245

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$94,107	$85,324	$121,501	$204,912	$275,759
Net cash provided by (used for) investing activities	51,626	119,081	(319,200)	(264,140)	(432,499)
Net cash provided by (used for) financing activities	(286,258)	71,086	(1,689,601)	(445,636)	678,914
Ratio of earnings to fixed charges (h)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$339,837	$409,584	$566,707	$65,408	$592,716
Short-term investments	178,697	26,600	—	—	—
Assets of discontinued operations	1,974,602	2,055,162	3,693	—	—
Available-for-sale securities (i)	—	—	—	—	154,955
Property and equipment, net	3,839,178	3,600,894	3,375,022	3,294,333	3,246,446
Total assets	6,802,951	6,616,908	4,574,567	4,131,317	5,006,168
Liabilities of discontinued operations (e)	645,619	354,357	568	—	—
Total debt	2,880,917	3,449,992	1,850,398	2,270,686	3,513,890
Redeemable preferred stock (j)	756,014	506,702	508,040	311,943	312,871
Total stockholders’ equity	2,086,115	1,810,542	1,849,494	1,178,376	756,281

(a)	The decline in the network services revenue and the related costs of operations during 2003 and 2004 reflects our de-emphasis of this area of our business and increased competition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Overview” for a further discussion of our network services revenues and costs of operations.
(b)	The 2002 amount represents charges related to the abandonment of certain construction in-process projects and the write-down of certain inventories.
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

Effect of Revisions Prior to 2004

The financial information set forth below presents the revisions related to the recognition of certain previously recorded adjustments in accounting for equity-based compensation, as further discussed in the “Explanatory Note Regarding Amendment” in the forepart of this Amendment and in our consolidated financial statements. See note 1 to our consolidated financial statements for tables summarizing the adjustments to the years ended December 31, 2004 and 2005.

The impact of the revisions for the non-cash equity-based compensation charges (credits) for the years ended December 31, 1998 through December 31, 2003 are presented in the following table. In addition to presenting the adjustments for non-cash equity-based compensation in selected financial data as of and for the years ended December 31, 1998, 1999 and 2000, it is appropriate to present the adjustments to the originally reported financial data for those periods to reflect the impact of (i) our prior restatements to correct errors for non-cash items relating to our lease accounting, (ii) reporting CCUK on a discontinued operations basis, and (iii) reclassifying non-cash compensation charges in accordance with Staff Accounting Bulleting No. 107 (“SAB 107”), which were previously reported by the Company in prior annual reports on Form 10-K, but for which the financial data as of and for such years was not previously reported (see footnotes 1, 2 and 3 for additional information).

	As Originally Reported	Adjustments for Prior Restatements(1)	Reclassification to Present CCUK as Discontinued Operations(2)	Reclassification to Present Non-Cash Compensation in Accordance with SAB107(3)	Adjustments for Non-Cash Equity-Based Compensation	As Revised and Reclassified on a Continuing Operations Basis
	(In thousands of dollars, except per share amounts)
1998:
General and administrative	23,571	—	(2,418)	9,907	45,822	76,882
Non-cash compensation charges	12,758	—	(2,851)	(9,907)	—	—
Operating income (loss)	(12,933)	(381)	(8,096)	—	(45,822)	(67,232)
Net income (loss)	(37,775)	(381)	—	—	(45,822)	(83,978)
Net income (loss) per common share – basic and diluted	(1.02)	(0.01)	—	—	(1.07)	(2.10)
1999:
General and administrative	43,823	—	(5,625)	1,404	6,343	45,945
Non-cash compensation charges	2,173	—	(769)	(1,404)	—	—
Operating income (loss)	1,861	(12,113)	(29,826)	—	(6,343)	(46,421)
Net income (loss)	(96,761)	(10,019)	—	—	(6,343)	(113,123)
Net income (loss) per common share – basic and diluted	(0.96)	(0.07)	—	—	(0.05)	(1.08)
2000:
General and administrative	68,872	—	—	2,153	18,475	89,500
Non-cash compensation charges	2,153	—	—	(2,153)	—	—
Operating income (loss)	(61,654)	(4,738)	—	—	(18,475)	(84,867)
Net income (loss)	(237,337)	(5,218)	—	—	(18,475)	(261,030)
Net income (loss) per common share – basic and diluted	(1.66)	(0.03)	—	—	(0.10)	(1.79)

(1)	For the years ended December 31, 1998, 1999 and 2000, the information reflects the impact of the Company’s prior restatements to correct errors for non-cash items relating to lease accounting disclosed in the Company’s annual reports on Form 10-K for the years ending December 31, 2004 and 2005, as applicable. See explanatory notes at the beginning of those annual reports on Form 10-K for additional information.

(2)	As indicated previously, the Company sold CCUK in 2004. For all periods presented, CCUK’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations. The year ended December 31, 2000 and all subsequent affected years have previously been reported with CCUK on a discontinued operations basis.

(3)	In accordance with the provisions of SAB 107, the Company has reclassified non-cash compensation charges to the same lines within the consolidated statement of operations as cash compensation paid to employees for all years presented. The Company adopted the classification provisions of SAB 107 in 2005 (and reflected the re-classification in all presented prior periods for comparative purposes), and the remainder of the provisions effective January 1, 2006.

	As Previously Reported	Revisions for Non-Cash Equity-Based Compensation	As Revised
	(In thousands of dollars, except per share amounts)
2001:
General and administrative	$94,662	$7,392	$102,054
Operating income (loss)	(92,431)	(7,392)	(99,823)
Net income (loss)	(396,607)	(7,392)	(403,999)
Net income (loss) per common share – basic and diluted	(2.22)	(0.03)	(2.25)

2002:
General and administrative	$86,086	$2,850	$88,936
Operating income (loss)	(122,117)	(2,850)	(124,967)
Net income (loss)	(316,332)	(2,850)	(319,182)
Net income (loss) per common share – basic and diluted	(1.38)	(0.01)	(1.39)

2003:
General and administrative	$95,155	$5,431	$100,586
Operating income (loss)	(66,391)	(5,431)	(71,822)
Net income (loss)	(451,611)	(5,431)	(457,042)
Net income (loss) per common share – basic and diluted	(2.34)	(0.02)	(2.36)

See note 1 to our consolidated financial statements for tables summarizing the adjustments to the years ended December 31, 2004 and 2005.

Ite m 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Review of Equity-Based Compensation and Revision to Previously Issued Financial Statements

As discussed in the “Explanatory Note Regarding Amendment” in the forepart of this Amendment, the revisions to the consolidated financial statements, selected financial data and additional, and reiterated, information included in this Amendment relates to the recognition of certain previously recorded adjustments in accounting for equity-based compensation. We received a letter dated July 17, 2006, from the SEC stating that the SEC is conducting an informal inquiry into various accounting matters related to us, including whether grants of stock options may have been backdated. The SEC’s letter states that it should not be construed as an indication by the SEC or its staff that any violations of law have occurred. We cooperated promptly and fully with the SEC as to such inquiry. In response to the letter, we conducted a detailed review of our equity-based compensation practices, including a review of our underlying stock option and restricted stock grant documentation and procedures and related accounting. We disclosed the results of our review, including the amount of charges relating to prior periods, in our periodic reports on Form 10-Q for the fiscal quarters ended June 30, 2006 and September 30, 2006. The following is a summary of the key findings:

•	We found no inappropriate actions related to the administration of our equity-based compensation plans.

•	We discovered certain required adjustments to our historical accounting for equity-based compensation. The adjustments do not involve any malfeasance or the concealment of an unlawful transaction.

•

The adjustments identified totaling an approximately $84.0 million net cumulative increase to equity-based compensation expense (“$84.0 million net revision”) relate to our accounting for stock options. We stopped granting stock options to executives in 2001 and to all employees in 2003. In 2006, the equity-based compensation relating to stock options was a nominal amount, $0.5 million, relating to unvested stock options during 2006 and virtually all stock options are fully vested as of December 31, 2006 (see note 12 to our consolidated financial statements included in Item 8). Beginning in 2003, we started to exclusively grant restricted stock awards. No adjustments were discovered related to our accounting or administration of restricted stock awards.

•	Approximately $78.0 million of the $84.0 million net revision relates to periods prior to January 1, 2002 as follows: 1998—$45.8 million, 1999—$6.3 million, 2000—$18.5 million and 2001—$7.4 million.

•

Approximately $6.0 million relates to the periods from January 1, 2002 to December 31, 2005 as follows: 2002—$2.9 million, 2003—$5.4 million, 2004—$(0.7) million and 2005—$(1.6) million. The $6.0 million includes the 2004 and 2005 amounts related to the historical consolidated statements of operations discussed in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•

Approximately $45.7 million of the $84.0 million net revision, or approximately 55%, relates to the deemed modification of certain stock options as a result of entering into severance agreements with certain former executives at the time of, and as disclosed in detail in our Form S-1 filed in connection with, our IPO in 1998. None of these deemed modifications involved any pricing or re-pricing adjustments for any affected options.

•

Approximately $5.4 million of the $84.0 million net revision relates to the deemed modification of certain stock options as a result of entering into severance agreements in 1999 with two other executives, including one former executive, which agreements had terms similar to the severance agreements entered into at the time our IPO in 1998. None of these deemed modifications involved any pricing or re-pricing adjustments for any affected options.

•

An additional $7.8 million of the $84.0 million net revision relates to stock options granted to executives and other employees that had significant involvement in major acquisitions or other transactions that were consummated by us. The plan under which these stock options were issued was disclosed in our 1999, 2000, and 2001 proxy statements.

•

The remainder of the $84.0 million net revision is comprised of (i) $20.6 million related to minor document deficiencies for certain stock options issued either (a) in 2000 in conjunction with the our broad-based employee awards program or (b) from 1998 through 2002 to employees in conjunction with promotions or acceptance of employment, and (ii) $4.5 million related to various other modifications to stock options.

See note 1 to our consolidated financial statements for additional information regarding the effects of revisions to the consolidated financial statements.

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

Global Signal revenues, cost of operations and gross margins for 2006 were approximately $500 million (unaudited), $225 million (unaudited) and $275 million (unaudited), respectively. We entered into the Global Signal Merger primarily because of the growth opportunities we anticipate the Global Signal tower portfolio will provide, including through the leveraging of our management team and customer service across an enhanced national footprint. We believe the opportunity for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wireline replacement and next generation network builds. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-General Overview-Overview." Secondarily, we believe there will be synergistic opportunities provided by the Global Signal Merger. In 2007, as a result of the Global Signal Merger, we do expect a substantial increase in our general and administrative expenses from 2006; but we also anticipate a decrease in general and administrative expenses as a percentage of revenue. We also expect to incur a substantial amount of costs to integrate Global Signal into our internal control structure and operations.

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

Refinancing and Issuance of Indebtedness. Pursuant to the indenture supplement (“2006 Indenture Supplement”) dated November 29, 2006, we issued the 2006 Tower Revenue Notes as additional debt securities under the existing indenture (as amended “Amended Indenture”) pursuant to which the 2005 Tower Revenue Notes were issued in 2005. The 2006 Tower Revenue Notes have a weighted average fixed interest rate of approximately 5.71%, and 78.6% of the outstanding balance was rated investment grade. The 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are secured by the personal property, license agreements, revenues or distributions related to substantially all of our U.S. (including Puerto Rico) towers as of the date of issuance of the 2006 Tower Revenue Notes. Proceeds from the 2006 Tower Revenue Notes were used to repay our previously outstanding credit facility entered into in June 2006 (“2006 Credit Facility”) under which approximately $1.0 billion was outstanding at the time of repayment, and the remaining proceeds were used primarily to fund the Cash Consideration of the Global Signal Merger. The repayment of the 2006 Credit Facility resulted in a loss of $4.7 million during November 2006 primarily consisting of the write-off of deferred financing costs. Periodically, we contemplate issuing additional notes under the Amended Indenture with a structure similar to the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes in order to leverage growth in our site rental business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.”

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

Effects of Revisions to Consolidated Financial Statements

Our consolidated results of operations for the years ended December 31, 2004 and 2005 have been revised to reflect the recognition of certain non-cash equity-based compensation charges (credits) as of and for the years ended December 31, 2004 and 2005, and as a cumulative effect adjustment as of January 1, 2004, rather than via the previously recorded cumulative effect adjustment as of January 1, 2006, as further discussed in the “Explanatory Note Regarding Amendment” in the forepart of this Amendment.

The following information is derived from our historical consolidated statements of operations for the periods indicated:

Comparison of Years Ended December 31, 2006 and 2005—Consolidated

	Year Ended December 31, 2005		Year Ended December 31, 2006
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percentage Change
	(In thousands of dollars)
Net revenues:
Site rental	$597,125	88.2%	$696,724	88.4%	$99,599	16.7%
Network services and other	79,634	11.8%	91,497	11.6%	11,863	14.9%

Total net revenues	676,759	100.0%	788,221	100.0%	111,462	16.5%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	197,355	33.1%	212,454	30.5%	15,099	7.7%
Network services and other	54,630	68.6%	60,507	66.1%	5,877	10.8%

Total costs of operations	251,985	37.2%	272,961	34.6%	20,976	8.3%
General and administrative	109,612	16.3%	95,751	12.1%	(13,861)	12.6%
Corporate development	4,298	0.6%	8,781	1.1%	4,483	104.3%
Restructuring charges (credits)	2,615	0.4%	(391)	—	(3,006)	(115.0)%
Asset write-down charges	2,925	0.4%	2,945	0.4%	20	0.7%
Integration costs	—	—	1,503	0.2%	1,503	*
Depreciation, amortization and accretion	281,118	41.6%	285,244	36.2%	4,126	1.5%

Operating income (loss)	24,206	3.5%	121,427	15.4%	97,221	401.6%
Losses on purchases and redemptions of debt	(283,797)	(41.9)%	(5,843)	(0.7)%	277,954	*
Interest and other income (expense)	1,354	0.2%	(1,629)	(0.2)%	(2,983)	*
Interest expense and amortization of deferred financing costs	(133,806)	(19.8)%	(162,328)	(20.6)%	(28,522)	21.3%

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(392,043)	(58.0)%	(48,373)	(6.1)%	343,670	*
Benefit (provision) for income taxes	(3,225)	(0.5)%	(843)	(0.1)%	2,382	*
Minority interests	3,525	0.5%	1,666	0.2%	(1,859)	*

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(391,743)	(58.0)%	(47,550)	(6.0)%	344,193	*
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,953)	(0.2)%	—	—	1,953	*
Net gain (loss) on disposal of discontinued operations, net of tax	2,801	0.3%	5,657	0.7%	2,856	*

Income from discontinued operations, net of tax	848	0.1%	5,657	0.7%	4,809	*

Income (loss) before cumulative effect of change in accounting principle	(390,895)	(57.9)%	(41,893)	(5.3)%	349,002	*
Cumulative effect of change in accounting principle for asset retirement obligations	(9,031)	(1.2)%	—	—	9,031	*

Net income (loss)	$(399,926)	(59.1)%	$(41,893)	(5.3)%	$358,033	*

*:	Percentage is not meaningful

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

Network services and other revenues for 2006 increased by $11.9 million, or 14.9%, from 2005. The increase in the network services and other revenues reflect both the demand by our tenants for space on our towers and the variable nature of the network services business as these revenues is typically not under long-term contract.

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

General and administrative expenses for 2006 decreased by $13.9 million to 12.1% of total net revenue from 16.3% for 2005. General and administrative expenses for 2006 included stock-based compensation expense of $14.7 million, which represents a decrease of $8.1 million from 2005. Stock-based compensation expense decreased from 2005 primarily as a result of accelerated vesting of shares of restricted common stock during 2005 based on the performance of our stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.” General and administrative expenses were also reduced via the consolidation of certain management functions in 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

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

General and administrative expenses for 2006 decreased by $2.1 million to 8.8% of total net revenues from 10.6% of total net revenues for 2005. General and administrative expenses for 2006 included stock-based compensation expense of $5.6 million, which represents a decrease of $3.2 million from 2005. Non-cash compensation charges decreased from 2005 primarily as a result of accelerated vesting of shares of restricted common stock during 2005 based on the performance of our stock (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards”). The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

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

Operating income for 2006 increased by $82.4 million, or 118.9%, from 2005. The increase in operating income was primarily driven by (1) the aforementioned $79.7 million increase in site rental gross margin and (2) the $6.2 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services.

Net income (loss) for 2006 was an unfavorable reduction of $7.2 million from 2005. The change from net income to net loss was primarily driven by incremental interest expense of $89.4 million as a result of our issuance of debt during 2005 and 2006, including the 2005 Tower Revenue Notes, 2006 Tower Revenue Notes, the 2005 Credit Facility and the 2006 Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion), partially offset by the $81.0 million increase in operating income.

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

Corporate Office and Other. General and administrative expenses for 2006 decreased by $12.2 million, or 38.3%, from $31.7 million for 2005. General and administrative stock-based compensation expense for 2006 totaled $7.3 million a decrease of $6.4 million from 2005. Stock-based compensation expense decreased from 2005 as a result of accelerated vesting of shares of restricted common stock during 2005 based on the performance of our stock. General and administrative expenses were effectively reduced via the consolidation of certain corporate management functions in 2005.

Adjusted EBITDA for 2006 improved by $4.7 million, or 26.0%, from 2005, as a result of the factors mentioned above related to general and administrative expenses.

Net loss for 2006 was $24.8 million, inclusive of $5.5 million of income from discontinued operations, an improvement of $364.0 million from a loss of $388.8 million for 2005, which included $283.8 million of losses from the early retirement of debt and $65.2 million of interest expense that primarily related to debt purchased or redeemed in the second and third quarters of 2005. These borrowings were effectively replaced with the aforementioned borrowings by CCOC, within our CCUSA segment. The income from discontinued operations represents the reversal of liabilities previously established in conjunction with the sale of CCUK, as a result of the termination of related contingencies during 2006.

The following information is derived from our historical consolidated statements of operations for the periods indicated:

Comparison of Years Ended December 31, 2005 and 2004—Consolidated

	Year Ended December 31, 2004		Year Ended December 31, 2005
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percentage Change
	(In thousands of dollars)
Net revenues:
Site rental	$538,309	89.1%	$597,125	88.2%	$58,816	10.9%
Network services and other	65,893	10.9%	79,634	11.8%	13,741	20.9%

Total net revenues	604,202	100.0%	676,759	100.0%	72,557	12.0%

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	184,273	34.2%	197,355	33.1%	13,082	7.1%
Network services and other	46,752	71.0%	54,630	68.6%	7,878	16.8%

Total costs of operations	231,025	38.2%	251,985	37.2%	20,960	9.1%
General and administrative	99,738	16.5%	109,612	16.3%	9,874	9.9%
Corporate development	1,455	0.2%	4,298	0.6%	2,843	195.4%
Restructuring charges (credits)	939	0.2%	2,615	0.4%	1,676	178.5%
Asset write-down charges	7,652	1.3%	2,925	0.4%	(4,727)	(61.8)%
Integration costs	—	—	—	—	—	—
Depreciation, amortization and accretion	284,991	47.2%	281,118	41.6%	(3,873)	(1.4)%

Operating income (loss)	(21,598)	(3.6)%	24,206	3.5%	45,804	212.1%
Losses on purchases and redemptions of debt	(78,036)	(13.0)%	(283,797)	(41.9)%	(205,761)	*
Interest and other income (expense)	(228)	—	1,354	0.2%	1,582	*
Interest expense and amortization of deferred financing costs	(206,770)	(34.2)%	(133,806)	(19.8)%	72,964	(35.3)%

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(306,632)	(50.8)%	(392,043)	(58.0)%	(85,411)	*
Benefit (provision) for income taxes	5,370	0.9%	(3,225)	(0.5)%	(8,595)	*
Minority interests	398	—	3,525	0.5%	3,127	*

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(300,864)	(49.9)%	(391,743)	(58.0)%	(90,879)	*
Discontinued operations:
Income (loss) from discontinued operations, net of tax	40,578	6.7%	(1,953)	(0.2)%	(42,531)	*
Net gain (loss) on disposal of discontinued operations, net of tax	494,110	81.9%	2,801	0.3%	(491,309)	*

Income (loss) from discontinued operations, net of tax	534,688	88.6%	848	0.1%	(533,840)	*

Income (loss) before cumulative effect of change in accounting principle	233,824	38.7%	(390,895)	(57.9)%	(624,719)	*
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	(9,031)	(1.2)%	(9,031)	*

Net income (loss)	$233,824	38.7%	$(399,926)	(59.1)%	$(633,750)	*

*:	Percentage is not meaningful

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

General and administrative expenses were $109.6 million, or 16.3% of total net revenues, including $22.7 million of stock-based compensation charges, for 2005, an increase of $9.9 million from $99.7 million, or 16.5% of total net revenues, including $14.3 million of stock-based compensation charges, from 2004. Stock-based compensation charges increased $6.2 million as a result of accelerated vesting of shares of restricted common stock based on performance of our stock in 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.”

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

General and administrative expenses were $66.1 million, or 10.6% of total net revenues, including $8.7 million of stock-based compensation charges, for 2005, an increase of $4.0 million from $62.2 million, or 11.1% of total net revenues, including $6.6 million of stock-based compensation charges, for 2004. Stock-based compensation charges increased $2.1 million primarily as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.”

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

Operating income for 2005 was $69.3 million, a net increase of $48.2 million from 2004. The increase in operating income is primarily driven by the $40.5 million increase in site rental gross margin.

Net income (loss) for 2005 was $0.4 million, an improvement of $45.7 million from 2004. The improvement of $45.7 million in net income (loss) is primarily driven by:

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

Corporate Office and Other. General and administrative expenses were $31.7 million, including $13.7 million of stock-based compensation charges, for 2005, an increase of $6.5 million from $25.2 million, including $7.6 million of stock-based compensation charges, for 2004. Stock-based compensation charges increased $6.1 million primarily as a result of accelerated vesting of shares of restricted common stock based on the performance of our stock during 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Compensation Charges Related to Restricted Stock Awards.”

Negative Adjusted EBITDA for 2005 was $18.3 million, an improvement of $0.8 million, or 4.2%, from 2004. The negative Adjusted EBITDA was positively impacted by the consolidation of certain corporate management functions.

Net loss for 2005 was $388.8 million, compared to net income of $293.2 million for 2004. The reduction in net income of $682.0 million is primarily the result of $539.0 million income from discontinued operations of CCUK, including the $494.1 million net gain on sale of CCUK in 2004 (not repeated in 2005), $283.8 million losses on purchases and redemption of debt, an increase in losses on purchases and redemption of debt of $220.0 million, due to (1) the purchases of $1.5 billion combined face value of the 4% Convertible Senior Notes, 10 3/4% senior notes due 2011 (“10 3/4% Senior Notes”), 9 3/8% senior notes due 2011 (“9 3/8% Senior Notes”), 7.5% senior notes due 2013, and

7.5% Series B senior notes due 2013 in 2005 and (2) the redemption of the combined $52.9 million of 9% senior notes due 2011 (“9% Senior Notes”), 9 1/2% senior notes due 2011, 10 3/8% senior discount notes due 2011, and 11 1/4% senior discount notes due 2011, $4.9 million from our share of losses incurred by unconsolidated affiliates, partially offset by a $83.5 million reduction in interest expense and amortization of deferred financing costs to $65.2 million driven by the resultant lower interest expense from the aforementioned purchases, redemptions, and repayment of long-term debt in 2004 and 2005. See note 16 to our consolidated financial statements for a reconciliation of net income (loss) to Adjusted EBITDA.

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

Acquisition of Mountain Union. On July 1, 2006, we acquired approximately 98% of the outstanding equity interests of Mountain Union for approximately $305 million. In January 2007, we acquired the remaining approximately 2% interest for $4.8 million. We utilized borrowings under the 2006 Credit Facility to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. Mountain Union's assets at closing included 474 completed towers as well as 77 towers in various stages of development. Mountain Union's completed towers at closing are expected to produce approximately $26 million in annualized site rental revenue and approximately $18.2 million in annualized site rental gross margin. We believe the acquisition of the towers from Mountain Union is consistent with our mission, which is to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. We also believe acquiring these towers from Mountain Union is consistent with our strategy of increasing recurring revenue and cash flow. We expect to incur minimal additional general and administrative expenses as a result of this acquisition. The Mountain Union tower portfolio has concentrations in markets such as Puerto Rico, Los Angeles, Denver, Phoenix and Las Vegas. See note 12 to the consolidated financial statements.

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

In February 2007, we entered into interest rate swaps (“$1.55 Billion 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $1.55 billion, to fix our interest cash outflows, in contemplation of the expected future February 2011 refinancing of the $1.55 billion 2006 Mortgage Loan. In February 2007, we entered into interest rate swaps (“$294 Million 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $293.8 million, to fix our interest cash outflows, in contemplation of the expected future December 2009 refinancing of the $293.8 million 2004 Mortgage Loan . See note 20 to our consolidated financial statements.

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

In September 2006, the SEC staff issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. We adopted SAB 108 as of September 30, 2006. Upon initial application of SAB 108, we evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” approach using the dual methodology required by SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated financial statements. See note 1 to our consolidated financial statements for a further discussion.

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

Foreign Currency Risk

Post-Merger, we conduct business in Australia, Canada and United Kingdom, which exposes us to fluctuations in foreign currency exchange rates. The majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. The average monthly exchange rate used to translate the 2005 financial statements for CCAL fluctuated between a low of 0.7353 and a high of 0.7848. The average monthly exchange rate used to translate the 2006 financial statements for CCAL fluctuated between a low of 0.7266 and a high of 0.7858. We do not currently believe our exposure to fluctuations in foreign currency exchange rates is material, based on the immateriality of (1) the fair value of financial instruments subject to currency exchange risk and (2) the amount of the translation loss due to a hypothetical 10% unfavorable change in currency exchange rates that would be adjusted to accumulated other comprehensive income. In February 2007, CCOC extended an undrawn commitment to provide a $400.0 million Australian Dollar (approximately $317 million U.S. Dollars) revolving credit facility to CCAL. We anticipate that a portion of the credit facility may be drawn during the second quarter of 2007, which may increase our foreign currency risk in the future.

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

Ite m 8.	Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

KPMG LLP

Pittsburgh, Pennsylvania

February 28, 2007

C ROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$65,408	$592,716
Restricted cash (note 1)	91,939	115,503
Receivables:
Trade, net of allowance for doubtful accounts of $2,968 and $3,410, respectively	13,054	23,024
Other	3,776	7,750
Deferred site rental receivable	9,307	13,429
Prepaid leases	30,426	36,597
Prepaid expenses and other current assets	7,385	11,008

Total current assets	221,295	800,027
Restricted cash (note 1)	3,814	5,000
Deferred site rental receivable	87,392	98,527
Available-for-sale securities	—	154,955
Property and equipment, net	3,294,333	3,246,446
Goodwill	340,412	391,448
Other intangible assets, net	70,872	225,295
Deferred financing costs and other assets, net of accumulated amortization of $5,083 and $10,896, respectively	113,199	84,470

	$4,131,317	$5,006,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,230	$18,545
Accrued interest	8,281	13,100
Accrued compensation and related benefits	17,534	18,289
Accrued estimated property taxes	6,668	10,768
Deferred revenue	87,286	102,701
Other accrued liabilities	37,215	37,392
Short-term debt	295,000	—

Total current liabilities	464,214	200,795
Long-term debt	1,975,686	3,513,890
Deferred ground lease payable	118,747	135,661
Other liabilities	55,559	57,618

Total liabilities	2,614,206	3,907,964

Commitments and contingencies (note 15)
Minority interests	26,792	29,052
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2005 and 2006—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	311,943	312,871
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2005—214,188,524 and December 31, 2006—202,080,546	2,142	2,021
Additional paid-in capital (see note 1 for revisions)	3,256,196	2,873,858
Accumulated other comprehensive income (loss)	41,937	65,000
Accumulated deficit (see note 1 for revisions)	(2,121,899)	(2,184,598)

Total stockholders’ equity	1,178,376	756,281

	$4,131,317	$5,006,168

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2004	2005	2006
Net revenues:
Site rental	$538,309	$597,125	$696,724
Network services and other	65,893	79,634	91,497

Operating expenses:	604,202	676,759	788,221
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	184,273	197,355	212,454
Network services and other	46,752	54,630	60,507
General and administrative	99,738	109,612	95,751
Corporate development	1,455	4,298	8,781
Restructuring charges (credits)	939	2,615	(391)
Asset write-down charges	7,652	2,925	2,945
Integration costs	—	—	1,503
Depreciation, amortization and accretion	284,991	281,118	285,244

Operating income (loss)	(21,598)	24,206	121,427
Losses on purchases and redemptions of debt	(78,036)	(283,797)	(5,843)
Interest and other income (expense)	(228)	1,354	(1,629)
Interest expense and amortization of deferred financing costs	(206,770)	(133,806)	(162,328)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(306,632)	(392,043)	(48,373)
Benefit (provision) for income taxes	5,370	(3,225)	(843)
Minority interests	398	3,525	1,666

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(300,864)	(391,743)	(47,550)
Discontinued operations (notes 1 and 3):
Income (loss) from discontinued operations, net of tax	40,578	(1,953)	—
Net gain (loss) on disposal of discontinued operations, net of tax	494,110	2,801	5,657

Income (loss) from discontinued operations, net of tax	534,688	848	5,657

Income (loss) before cumulative effect of change in accounting principle	233,824	(390,895)	(41,893)
Cumulative effect of change in accounting principle for asset retirement obligations	—	(9,031)	—

Net income (loss)	233,824	(399,926)	(41,893)
Dividends on preferred stock, net of losses on purchases of preferred stock	(38,618)	(49,356)	(20,806)

Net income (loss) after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$195,206	$(449,282)	$(62,699)

Net income (loss)	$233,824	$(399,926)	$(41,893)
Other comprehensive income (loss):
Unrealized gains (losses), on available-for-sale securities, net of tax	—	—	19,247
Derivative instruments, net of tax:
Net change in fair value of cash flow hedging instruments	75	(5,705)	(6,843)
Amounts reclassified into results of operations	3,179	1,643	969
Foreign currency translation adjustments	25,540	(9,922)	9,690
Less: reclassification adjustment for foreign currency translation adjustments included in net income (loss)	(232,893)	—	—
Minimum pension liability adjustment	11,513	—	—

Comprehensive income (loss)	$41,238	$(413,910)	$(18,830)

Per common share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1.54)	$(2.02)	$(0.33)
Income (loss) from discontinued operations	2.42	—	0.03
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss)	$0.88	$(2.06)	$(0.30)

Weighted average common shares outstanding – basic and diluted (in thousands)	221,693	217,759	207,245

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$233,824	$(399,926)	$(41,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	284,991	281,118	285,244
Losses on purchases and redemptions of long-term debt	77,659	283,797	5,843
Amortization of deferred financing costs and discounts on long-term debt	9,512	6,174	8,600
Stock-based compensation charges	15,230	24,760	16,718
Asset write-down charges	7,652	2,925	2,945
Minority interests	(398)	(3,525)	(1,666)
Equity in losses and write-downs of unconsolidated affiliates	5,945	4,674	9,531
(Income) loss from discontinued operations	(534,688)	(848)	(5,657)
Cumulative effect of change in accounting principle	—	9,031	—
Cash flow hedges (income) expense	3,179	1,643	969
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(5,755)	(35,027)	4,819
Increase (decrease) in accounts payable	2,386	149	4,768
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	10,181	33,767	25,248
Decrease (increase) in receivables	20,557	11,221	(13,067)
Decrease (increase) in prepaid expenses, deferred site rental receivable and other assets	(8,774)	(15,021)	(26,643)

Net cash provided by (used for) operating activities	121,501	204,912	275,759

Cash flows from investing activities:
Maturities of investments	517,500	—	—
Purchases of investments	(490,900)	—	—
Proceeds from investments and disposition of property and equipment	3,237	2,827	2,282
Acquisitions of assets and minority interests in joint ventures	(295,000)	(147,255)	(303,611)
Capital expenditures	(42,918)	(64,678)	(124,820)
Investments, loans and other	(11,119)	(55,034)	(6,350)

Net cash provided by (used for) investing activities	(319,200)	(264,140)	(432,499)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000	2,550,000
Proceeds from issuance of capital stock	32,094	59,054	45,540
Principal payments on long-term debt	(1,289,750)	—	(1,000,585)
Purchases and redemptions of long-term debt	(353,958)	(1,848,222)	(12,108)
Purchases of capital stock	(59,364)	(314,889)	(518,028)
Purchases and redemption of preferred stock	—	(200,000)	—
Borrowings under revolving credit agreements	—	295,000	—
Payments under revolving credit agreements	(15,000)	(180,000)	(295,000)
Incurrence of financing costs	(444)	(32,405)	(36,918)
Initial funding of restricted cash	—	(48,873)	(4,321)
Net (increase) decrease in restricted cash	—	(46,880)	(20,429)
Cash flow hedges receipts (payments)	(3,179)	(6,797)	(9,360)
Dividends on preferred stock	—	(21,624)	(19,877)

Net cash provided by (used for) financing activities	(1,689,601)	(445,636)	678,914

Effect of exchange rate changes on cash	1,178	(408)	(523)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	8,803	3,604	5,657
Net cash provided by (used for) investing activities	2,002,366	(73)	—
Net cash provided by (used for) financing activities	—	—	—
Effect of exchange rate changes on cash and cash equivalents	6,274	—	—
Net increase (decrease) in cash and cash equivalents	25,802	442	—

Net cash provided by (used for) discontinued operations (note 3)	2,043,245	3,973	5,657

Net increase (decrease) in cash and cash equivalents	157,123	(501,299)	527,308
Cash and cash equivalents at beginning of year	409,584	566,707	65,408

Cash and cash equivalents at end of year	$566,707	$65,408	$592,716

See notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Available-for-sale Securities	Accumulated Deficit	Total
Balance, January 1, 2004	220,758,321	$2,208	$3,341,337	$264,244	$(4,345)	$(11,392)	$—	$(1,781,510)	$1,810,542
Cumulative effect of revisions (see note 1)	—	—	86,313	—	—	—	—	(86,313)	—

Balance, January 1, 2004, as revised (see note 1 for revisions)	220,758,321	2,208	3,427,650	264,244	(4,345)	(11,392)	—	(1,867,823)	1,810,542

Issuances of capital stock, net of forfeitures	4,919,208	49	31,951	—	—	—	—	—	32,000
Purchases and retirement of capital stock	(4,251,766)	(42)	(59,322)	—	—	—	—	—	(59,364)
Stock-based compensation charges, as revised (see note 1 for revisions)	—	—	17,800	—	—	—	—	—	17,800
Foreign currency translation adjustments	—	—	—	25,661	—	(121)	—	—	25,540
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	75	—	—	—	75
Amounts reclassified into results of operations	—	—	—	—	3,179	—	—	—	3,179
Dividends on preferred stock	2,638,361	26	37,253	—	—	—	—	(38,618)	(1,339)
Amounts included in net gain on disposal of CCUK	—	—	8,617	(232,893)	—	11,513	—	—	(212,763)
Net income (loss), as revised (see note 1 for revisions)	—	—	—	—	—	—	—	233,824	233,824

Balance, December 31, 2004, as revised (see note 1 for revisions)	224,064,124	2,241	3,463,949	57,012	(1,091)	—	—	(1,672,617)	1,849,494

Issuances of capital stock, net of forfeitures	5,441,626	54	58,500	—	—	—	—	—	58,554
Purchases and retirement of capital stock	(16,193,964)	(162)	(314,727)	—	—	—	—	—	(314,889)
Stock-based compensation charges, as revised (see note 1 for revisions)	—	—	24,709	—	—	—	—	—	24,709
Foreign currency translation adjustments	—	—	—	(9,922)	—	—	—	—	(9,922)
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(5,705)	—	—	—	(5,705)
Amounts reclassified into results of operations	—	—	—	—	1,643	—	—	—	1,643
Dividends on preferred stock	876,738	9	14,363	—	—	—	—	(37,354)	(22,982)
Losses on purchases of preferred stock	—	—	9,402	—	—	—	—	(12,002)	(2,600)
Net income (loss), as revised (see note 1 for revisions)	—	—	—	—	—	—	—	(399,926)	(399,926)

Balance, December 31, 2005, as revised (see note 1 for revisions)	214,188,524	2,142	3,256,196	47,090	(5,153)	—	—	(2,121,899)	1,178,376

Issuances of capital stock, net of forfeitures	3,760,597	38	45,628	—	—	—	—	—	45,666
Purchases and retirement of capital stock	(15,868,575)	(159)	(517,869)	—	—	—	—	—	(518,028)
Stock-based compensation charges	—	—	13,845	—	—	—	—	—	13,845
Foreign currency translation adjustments	—	—	—	9,690	—	—	—	—	9,690
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	19,247	—	19,247
Derivative instruments:
Net change in fair value of cash flow hedging instruments	—	—	—	—	(6,843)	—	—	—	(6,843)
Amounts reclassified into results of operations	—	—	—	—	969	—	—	—	969
SAB 51 gain on FiberTower Merger	—	—	76,381	—	—	—	—	—	76,381
Reclassification of CCAL stock-based compensation	—	—	(323)	—	—	—	—	—	(323)
Dividends on preferred stock	—	—	—	—	—	—	—	(20,806)	(20,806)
Net income (loss)	—	—	—	—	—	—	—	(41,893)	(41,893)

Balance, December 31, 2006	202,080,546	$2,021	$2,873,858	$56,780	$(11,027)	$—	$19,247	$(2,184,598)	$756,281

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

Effects of Revisions to Consolidated Financial Statements

As previously disclosed in the quarterly reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 (“2006 10-Q’s”), the Company conducted a detailed review (“Review”) of its equity-based compensation practices, including a review of its underlying stock option and restricted stock grant documentation and procedures and related accounting. During the review, the Company found no inappropriate actions relating to the administration of its equity-based compensation plans and, further, that grants were made under its equity-based plans and approved by the Company’s board of directors (“Board of Directors”).

As previously disclosed in the 2006 10-Q’s, the Company discovered certain adjustments to its previous accounting for equity-based compensation. The Company had previously determined that it had certain unrecorded non-cash equity-based compensation charges associated with stock option grants; however, the Company determined in the second quarter of 2006 that these prior period accounting adjustments were immaterial to its financial statements pursuant to the “rollover” approach historically used by the Company [see discussion of Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in “Recent Accounting Pronouncements” for additional information]. In all periods effected, these adjustments would not have affected the Company’s historical revenues, Adjusted EBITDA or compliance with its debt covenants.

On September 13, 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective no later than the year ending December 31, 2006. The Company elected to early adopt SAB 108, as encouraged, as of September 30, 2006 (see “Recent Accounting Pronouncements”). Pursuant to SAB 108, the Company had previously corrected the aforementioned cumulative error in its

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for equity-based compensation by recording a non-cash offsetting cumulative effect adjustment of $83,985,000 (“$83,985,000 Adjustment”) within stockholders’ equity that increased additional paid-in capital and increased accumulated deficit. Approximately $70,640,000 of the $83,985,000 Adjustment relates to periods prior to January 1, 2001 and approximately $13,345,000 relates to the periods from January 1, 2001 to December 31, 2005.

Subsequently, the SEC requested that the Company provide additional, and reiterate certain, information about these previously recorded adjustments to its accounting for equity-based compensation. As a result, the Company has revised its Annual Report on Form 10-K for the year ended December 31, 2006 to reverse the $83,985,000 Adjustment recorded as of January 1, 2006 upon adoption of SAB 108 and to reflect the recognition of these previously recorded adjustments in its consolidated balance sheets as of December 31, 2005 and consolidated statement of operations and comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2004 and 2005 (“$83,985,000 net revision”). The revisions to the Company’s consolidated financial statements also affected periods prior to 2004. The impact of the revisions to the consolidated financial statements on periods prior to 2004 was reflected as an adjustment to opening accumulated deficit as of January 1, 2004. The revisions to the consolidated financial statements have no impact on previously reported additional paid-in capital, accumulated deficit or total stockholders’ equity as of January 1, 2006 or any subsequent period.

The revisions to the consolidated statement of operations and comprehensive income (loss) from amounts previously reported are summarized as follows:

	Year Ended December 31,
	2004			2005
	As Previously Reported	Revisions for Non-Cash Equity-Based Compensation	As Revised	As Previously Reported	Revisions for Non-Cash Equity-Based Compensation	As Revised
		(In thousands of dollars, except per share amounts)
General and administrative	$97,665	$2,073	$99,738	$105,361	$4,251	$109,612
Restructuring charges (credits)	3,729	(2,790)	939	8,477	(5,862)	2,615
Operating income (loss)	(22,315)	717	(21,598)	22,595	1,611	24,206
Net income (loss)	233,107	717	233,824	(401,537)	1,611	(399,926)
Net income (loss) per common share – basic and diluted	0.88	—	0.88	(2.07)	0.01	(2.06)
Comprehensive income (loss)	40,521	717	41,238	(415,521)	1,611	(413,910)

The revisions to net income (loss) and accumulated deficit from amounts previously reported are summarized as follows:

	Net Income (Loss) for the Years Ended December 31,		Accumulated Deficit as of January 1, 2004	Accumulated Deficit as of December 31, 2004	Accumulated Deficit as of December 31, 2005	Accumulated Deficit as of December 31, 2006
	2004	2005
	(In thousands of dollars)
As previously reported	$233,107	$(401,537)	$(1,781,510)	$(1,587,021)	$(2,037,914)	$(2,184,598)
Revisions for non-cash equity-based compensation	717	1,611	(86,313)	(85,596)	(83,985)	(83,985)
Reversal of SAB 108 non-cash equity-based compensation adjustments	—	—	—	—	—	83,985

As revised	$233,824	$(399,926)	$(1,867,823)	$(1,672,617)	$(2,121,899)	$(2,184,598)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Additional Paid-In Capital January 1, 2004	Additional Paid-In Capital December 31, 2004	Additional Paid-In Capital December 31, 2005	Additional Paid-In Capital December 31, 2006
	(In thousands of dollars)
As previously reported	$3,341,337	$3,378,353	$3,172,211	$2,873,858
Revisions for non-cash equity-based compensation	86,313	85,596	83,985	83,985
Reversal of SAB 108 non-cash equity-based compensation adjustments	—	—	—	(83,985)

As revised	$3,427,650	$3,463,949	$3,256,196	$2,873,858

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

The following table summarizes by year the amount of the stock-based compensation included in reported net income and the $83,985,000 net revision to the consolidated financial statements. See note 12 for the pro forma information under SFAS 123 and APB 25.

Year	Stock-based Compensation As Previously Reported	Amount of Net Revision	Stock-based Compensation As Revised
	(In thousands of dollars)
1998	$12,758	$45,822	$58,580
1999	2,173	6,343	8,516
2000	3,127	18,475	21,602
2001	6,112	7,392	13,504
2002	5,349	2,850	8,199
2003	20,654	5,431	26,085

Cumulative effect as of January 1, 2004		86,313

2004	27,269	(717)	26,552
2005	26,371	(1,611)	24,760

Total		$83,985

The amount of $83,985,000 net revision to the consolidated financial statements is comprised of the following amounts, by category:

Category	Amount of Net Revision
(In thousands of dollars)
1998 Severance Agreements	$45,675
1999 Severance Agreements	5,352
Deal awards	7,834
Annual, promotion and new-hire awards	20,601
Other modifications	4,523

Total	$83,985

As disclosed in the Company’s periodic report on Form 10-Q for the fiscal quarter ended June 30, 2006, $45,675,000 of the $83,985,000 net revision relates to the deemed modification of certain stock options as a result of entering into severance agreements (“1998 Severance Agreements”) at the time of the initial public offering

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“IPO”). The 1998 Severance Agreements only affected outstanding stock options upon a qualified termination of an executive with the Company and, in the event of a qualified termination, provided for the vesting of outstanding unvested stock options and the potential extension of option exercise periods. As a result, in connection with the Review, we determined that the 1998 Severance Agreements were deemed to have modified the affected outstanding stock options and resulted in a new measurement date pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

An additional $5,352,000 of the $83,985,000 net revision relates to the deemed modification of certain stock options as a result of certain executives entering into severance agreements in 1999 (“1999 Severance Agreements”) with terms similar to terms of the 1998 Severance Agreements. The 1999 Severance Agreements also only affected outstanding stock options upon a qualified termination of an executive with the Company and, in the event of a qualified termination, provided for the vesting of outstanding unvested stock options and the potential extension of option exercise periods. The 1999 Severance Agreements were also deemed to have modified the affected outstanding stock options and resulted in a new measurement date pursuant to APB 25.

Neither the 1998 Severance Agreements nor the 1999 Severance Agreements resulted in any changes to the exercise price of the affected stock options.

Another $7,834,000 of the $83,985,000 net revision relates to stock options granted to executives and other employees that had significant involvement in major acquisitions or other transactions that were consummated by the Company (“Deal”). The Deal plan under which these stock options were issued was disclosed in the Company’s Notice of Annual Meeting and Proxy Statement for each of 1999, 2000, and 2001 (“Proxies”). As disclosed in the Proxies, these stock options were priced based upon the closing price of the Company’s stock the day before the Deal was publicly announced; however, these stock options were contingent upon the successful closing of the deal. Based on the Review, we determined that the successful closing of the Deal was deemed a performance contingency under APB 25, and as a result the proper measurement date for the stock options was deemed to be the later of the closing date or the approval of the stock options by the Board of Directors (Compensation Committee).

The remainder of the $83,985,000 net revision is comprised of (i) $20,601,000 related to minor document deficiencies for certain stock options issued either (a) in 2000 in conjunction with the Company’s broad-based employee awards program or (b) from 1998 through 2002 to employees in conjunction with promotions or acceptance of employment, and (ii) $4,523,000 related to various other modifications to stock options. Based on the Review, these stock options were deemed to have resulted in a measurement date different from the original measurement date used by the Company (typically the grant date).

The Company considered the impact of the items comprising the $83,985,000 net revision on compliance with both Sections (“Section”) 162(m) and 409(a) of the Internal Revenue Code during the Review. The Company has determined that the items comprising the $83,985,000 net revision did not cause any amounts previously deducted to be subject to disallowance rules under Section 162(m). The Company has undertaken the necessary steps to comply with Section 409(a). Further, all stock options granted since the Company’s IPO have been non-qualified stock options for income tax purposes; and upon the exercise of all stock options, the Company has reported applicable income to the option holder and remitted income and employment taxes.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars, except per share amounts)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(300,864)	$(391,743)	$(47,550)
Dividends on preferred stock	(38,618)	(37,354)	(20,806)
Losses on purchases of preferred stock	—	(12,002)	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(339,482)	(441,099)	(68,356)
Income (loss) from discontinued operations	534,688	848	5,657
Cumulative effect of change in accounting principle	—	(9,031)	—

Net income (loss) applicable to common stock for basic and diluted computations	$195,206	$(449,282)	$(62,699)

Weighted average number of common shares outstanding during the period for basic and diluted computations (in thousands)	221,693	217,759	207,245

Per common share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(1.54)	$(2.02)	$(0.33)
Income (loss) from discontinued operations	2.42	—	0.03
Cumulative effect of change in accounting principle	—	(0.04)	—

Net income (loss)	$0.88	$(2.06)	$(0.30)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the SEC staff issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provides transitional guidance for the correction of errors in prior periods. SAB 108 is effective for the Company no later than the year ending December 31, 2006. The Company adopted SAB 108 as of September 30, 2006. Upon initial application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements. See note 1.

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

$144,580

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

See note 20 for a discussion of subsequent events impacting property and equipment.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Notes will be paid solely from the cash flows generated from operation of the Tower Sites held directly and indirectly by the Issuers. In connection with the issuance of the 2006 Tower Revenue Notes, the Additional Issuers were converted into special purpose entities that are prohibited from owning any assets other than their Tower Sites and related assets and from incurring any debt other than as contemplated by the Amended Indenture. The Issuer Entity is a special purpose entity that owns no assets other than, directly or indirectly, all of the equity interests of the entities holding substantially all of the U.S. towers of the Company at the time of issuance. Under the Amended Indenture, the Issuers and their subsidiaries will be permitted to acquire additional Tower Sites (as defined in the Amended Indenture) and to issue new and additional notes so long as the Debt Service Coverage Ratio (“DSCR”) of the Issuers is at least 2.00x. At the time of issuance of the 2006 Tower Revenue Notes, the Issuers and their subsidiaries held over 11,500 Tower Sites in the U.S. and Puerto Rico.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2005 Tower Revenue Notes were issued in five separate classes, each investment grade, as indicated in the table below. Each Class of 2005 Tower Revenue Notes will rank pari passu with each other Class of Notes of any other Series issued under the Amended Indenture (including the 2006 Tower Revenue Notes) that bears the same alphabetical Class designation. Each of the Class B, Class C and Class D Tower Revenue Notes are subordinated in right of payment to any other Class which has an earlier alphabetical designation.

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

No principal payments on the 2005 Tower Revenue Notes are scheduled prior to June of 2010 (“2010 ARD”). On the 2010 ARD, payment in full is expected to occur for the 2005 Tower Revenue Notes based on the assumption that the 2005 Tower Revenue Notes are not prepaid in whole or in part prior to such date except that if the Issuers’ DSCR falls below 1.45 times as of the end of any calendar quarter, the Issuers will be required to make principal payments out of Excess Cash Flow (as defined in the Amended Indenture). The Issuers may not voluntarily prepay the 2005 Tower Revenue Notes in whole or in part at any time prior to the second anniversary of the closing date, except for prepayments (1) made to cure a breach of representation, warranty, or other default with respect to a particular tower site and (2) in connection with certain casualty and condemnation events. Thereafter, prepayment is

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permitted provided it is accompanied by any applicable prepayment consideration. If the 2005 Tower Revenue Notes are not paid in full on the 2010 ARD, the entire unpaid principal balance of the 2005 Tower Revenue Notes will be due and payable in full in June of 2035. In addition, after the 2010 ARD, additional interest will accrue on any outstanding 2005 Tower Revenue Notes computed pursuant to the formula specified in the Amended Indenture.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 15, 2005, the Company entered into two five-year forward starting interest rate swaps (“December 2005 Interest Rate Swaps”) with a combined notional amount of $250,000,000 to hedge the variability

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of future interest rates on the anticipated refinancing of the 2005 Credit Facility in June 2006. The December 2005 Interest Rate Swaps called for the Company to pay interest at fixed rates of 4.9395% in exchange for receiving interest at a variable rate equal to LIBOR. On January 27, 2006, the Company terminated the December 2005 Interest Rate Swaps. No settlement payment was required to terminate such swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle by geographic area is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Domestic	$(289,413)	$(383,187)	$(43,201)
Foreign	(17,219)	(8,856)	(5,172)

	$(306,632)	$(392,043)	$(48,373)

The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Current:
Federal	$—	$—	$(2,003)
Foreign	(630)	(521)	(378)
State	—	(1,085)	(765)
Deferred:
Federal	6,000	—	—
State	—	(1,619)	2,303

	$5,370	$(3,225)	$(843)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
Benefit for income taxes at statutory rate	$107,321	$137,215	$16,931
Tax effect of foreign losses	(6,027)	(3,100)	(1,810)
Expenses for which no federal tax benefit was recognized	(168)	(1,842)	(1,737)
Losses for which no tax benefit was recognized	(95,756)	(132,794)	(12,689)
State tax (provision) benefit	—	(2,704)	(1,538)

	$5,370	$(3,225)	$(843)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2006
	(In thousands of dollars)
Deferred income tax liabilities:
Property and equipment	$425,146	$337,684
Deferred site rental receivable	30,383	41,426
Available-for-sale securities	—	24,831

Total deferred income tax liabilities	455,529	403,941

Deferred income tax assets:
Net operating loss carryforwards	593,528	527,988
Deferred ground lease payable	42,235	52,192
Alternate minimum tax credit carryforward	18,000	20,100
Accrued liabilities	9,516	27,857
Receivables allowance	1,084	1,298
Derivative instruments	190	3,859
Intangible assets	91,041	76,369
Valuation allowances	(301,684)	(305,038)

Total deferred income tax assets, net	453,910	404,625

Net deferred income tax asset (liabilities)	$(1,619)	$684

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $12,638,000, $18,079,000 and $12,298,000 for the years ended December 31, 2004, 2005 and 2006, respectively. The Company amortizes restricted stock awards on a straight-line basis for each separately vesting tranche of the award (graded vesting) over the requisite service period. See note 1.

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

CCIC Stock Options. The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to the executive management since October 2001. See note 1 for a discussion of the review of non-cash equity-based compensation and resulting revisions to consolidated financial statements related to non-cash equity-based compensation.

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

Modeo Plan. In February 2006, the Company developed a phantom equity option plan (“Modeo Plan”), pursuant to which an amount equal to 5% of the outstanding common equity interests (on a fully diluted basis) of Modeo may be available for grant as phantom option awards (“Modeo Options”) to employees of Modeo. Awards granted under this plan are treated as liability awards. The Company issued 37,450 Modeo Options, relating to approximately a 3.745% equity interest, pursuant to this plan in March 2006. These options vest over a period of three years from the date of grant and have a maximum contractual term of five years from the date of grant. The estimated grant date fair value of Modeo options granted during the year ended December 31, 2006 was $227 per share. The Modeo options outstanding at December 31, 2006 have an exercise price of $300 per share. The Company estimates that the Modeo options have no intrinsic value as of December 31, 2006. As of December 31, 2006, the fair value of the awards (net of estimated forfeitures) at December 31, 2006 is $4,202,000, of which $3,151,000 is unrecognized compensation cost that is estimated to be recognized over the remaining requisite service period of 3.3 years. The awards will be re-measured each reporting period until the awards are settled.

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

The fair value of the CCAL options (net of forfeitures) at December 31, 2006 is $5,542,000, of which $3,861,000 is unrecognized compensation cost that is estimated to be recognized over the remaining requisite service period of 2.2 years. The awards will be re-measured each reporting period until settled. The weighted average estimated grant date fair value of options granted under the CCAL Share Option Scheme was Australian $0.81 and Australian $0.74 per share (U.S. dollar equivalent of approximately $0.62 and $0.55) in 2005 and 2006, respectively. There were no grants in 2004. The fair value of the 2005 and 2006 grants and the fair value of the awards as of December 31, 2006 were based on the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended December 31,		As of December 31,
	2005	2006	2006
Risk-free rate	3.9%	5.3%	5.8%
Expected remaining term (in years)	5.0	5.0 – 6.0	0.2 – 5.2
Expected volatility	80%	37%	37%
Expected dividend yield	0%	0%	0%

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

	2004	2005
	(In thousands of dollars, except per share amounts)
Net income (loss), as reported	$233,824	$(399,926)
Add: Stock-based employee compensation expense included in reported net income (loss)	26,552	24,760
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(34,433)	(30,905)

Net income (loss), as pro forma adjusted	225,943	(406,071)
Dividends on preferred stock, net of losses on purchases of preferred stock	(38,618)	(49,356)

Net income (loss) applicable to common stock for basic and diluted computations, as adjusted	$187,325	$(455,427)

Net income (loss) per common share—basic and diluted:
As reported	$0.88	$(2.06)

As pro forma adjusted	$0.84	$(2.09)

Stock-based Compensation by Segment. The following table discloses the components of stock-based compensation expense from continuing operations. No amounts have been included in the carrying value of assets during the years ended December 31, 2004, 2005 and 2006.

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$553	$—	$—	$—	$553
Network services and other costs of operations	280	—	—	—	280
General and administrative expenses	6,626	66	—	7,636	14,328
Corporate development	—	—	—	—	—

Operating stock-based compensation charges	7,459	66	—	7,636	15,161
Restructuring charges (credits)	—	—	—	69	69

Total stock-based compensation	$7,459	$66	$—	$7,705	$15,230

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$715	$—	$—	$—	$715
Network services and other costs of operations	349	—	—	—	349
General and administrative expenses	8,735	344	—	13,655	22,734
Corporate development	—	—	400	—	400

Operating stock-based compensation charges	9,799	344	400	13,655	24,198
Restructuring charges (credits)	—	—	—	562	562

Total stock-based compensation	$9,799	$344	$400	$14,217	$24,760

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Operating stock-based compensation expense:
Site rental costs of operations	$174	$—	$—	$—	$174
Network services and other costs of operations	198	—	—	—	198
General and administrative expenses	5,567	1,822	—	7,295	14,684
Corporate development	—	—	1,092	570	1,662

Operating stock-based compensation charges	5,939	1,822	1,092	7,865	16,718
Restructuring charges (credits)	—	—	—	—	—

Total stock-based compensation	$5,939	$1,822	$1,092	$7,865	$16,718

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Retirement Obligations

Pursuant to our ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $204,000, $228,000 and $1,556,000 for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2005 and 2006, liabilities for contingent retirement obligations included in other liabilities on the consolidated balance sheet amounted to $16,742,000 and $18,467,000, respectively. As of December 31, 2006, the estimated expected future cash outlays for asset retirement obligations was $483,834,000. See note 1.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$497,984	$40,325	$—	$—	$538,309
Network services and other	61,588	4,305	—	—	65,893

	559,572	44,630	—	—	604,202

Costs of operations (exclusive of depreciation, amortization and accretion)	211,770	19,255	—	—	231,025
General and administrative	62,157	10,607	1,740	25,234	99,738
Corporate development	—	—	—	1,455	1,455
Restructuring charges (credits)	(419)	—	—	1,358	939
Asset write-down charges	7,652	—	—	—	7,652
Integration costs	—	—	—	—	—
Depreciation, amortization and accretion	257,376	27,141	2	472	284,991

Operating income (loss)	21,036	(12,373)	(1,742)	(28,519)	(21,598)
Losses on purchases and redemptions of debt	(14,273)	—	—	(63,763)	(78,036)
Interest and other income (expense)	4,965	(405)	—	(4,788)	(228)
Interest expense and amortization of deferred financing costs	(53,595)	(4,441)	—	(148,734)	(206,770)
Benefit (provision) for income taxes	6,000	(630)	—	—	5,370
Minority interests	(5,109)	5,507	—	—	398

Income (loss) from continuing operations	(40,976)	(12,342)	(1,742)	(245,804)	(300,864)
Income (loss) from discontinued operations	(4,279)	—	—	538,967	534,688

Net income (loss)	$(45,255)	$(12,342)	$(1,742)	$293,163	$233,824

Capital expenditures	$39,580	$2,682	$601	$55	$42,918

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$549,644	$47,481	$—	$—	$597,125
Network services and other	72,537	7,097	—	—	79,634

	622,181	54,578	—	—	676,759

Costs of operations (exclusive of depreciation, amortization and accretion)	230,584	21,025	376	—	251,985
General and administrative	66,111	11,787	—	31,714	109,612
Corporate development	—	—	4,104	194	4,298
Restructuring charges (credits)	—	—	—	2,615	2,615
Asset write-down charges	2,359	566	—	—	2,925
Integration costs	—	—	—	—	—
Depreciation, amortization and accretion	253,847	26,898	101	272	281,118

Operating income (loss)	69,280	(5,698)	(4,581)	(34,795)	24,206
Losses on purchases and redemptions of debt	—	—	—	(283,797)	(283,797)
Interest and other income (expense)	5,552	791	—	(4,989)	1,354
Interest expense and amortization of deferred financing costs	(64,608)	(3,949)	—	(65,249)	(133,806)
Benefit (provision) for income taxes	(2,704)	(521)	—	—	(3,225)
Minority interests	—	3,462	63	—	3,525

Income (loss) from continuing operations	7,520	(5,915)	(4,518)	(388,830)	(391,743)
Income (loss) from discontinued operations	848	—	—	—	848
Cumulative effect of a change in accounting principle	(7,920)	(1,111)	—	—	(9,031)

Net income (loss)	$448	$(7,026)	$(4,518)	$(388,830)	$(399,926)

Capital expenditures	$53,880	$2,630	$8,123	$45	$64,678

Total assets (at year end)	$3,757,583	$245,346	$19,551	$108,837	$4,131,317

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$644,050	$52,674	$—	$—	$696,724
Network services and other	84,308	7,189	—	—	91,497

	728,358	59,863	—	—	788,221

Costs of operations (exclusive of depreciation, amortization and accretion)	250,874	19,921	2,166	—	272,961
General and administrative	63,971	12,227	—	19,553	95,751
Corporate development	—	—	6,962	1,819	8,781
Restructuring charges (credits)	(328)	—	—	(63)	(391)
Asset write-down charges	2,945	—	—	—	2,945
Integration costs	1,503	—	—	—	1,503
Depreciation, amortization and accretion	257,762	27,177	159	146	285,244

Operating income (loss)	151,631	538	(9,287)	(21,455)	121,427
Losses on purchases and redemptions of debt	(5,407)	—	—	(436)	(5,843)
Interest and other income (expense)	1,575	514	—	(3,718)	(1,629)
Interest expense and amortization of deferred financing costs	(154,027)	(3,372)	—	(4,929)	(162,328)
Benefit (provision) for income taxes	(662)	(378)	—	197	(843)
Minority interests	—	1,591	75	—	1,666

Income (loss) from continuing operations	(6,890)	(1,107)	(9,212)	(30,341)	(47,550)
Income (loss) from discontinued operations	157	—	—	5,500	5,657

Net income (loss)	$(6,733)	$(1,107)	$(9,212)	$(24,841)	$(41,893)

Capital expenditures	$78,162	$4,844	$41,781	$33	$124,820

Total assets (at year end)	$3,956,890	$249,481	$62,871	$736,926	$5,006,168

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31, 2004
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(45,255)	$(12,342)	$(1,742)	$293,163	$233,824
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits) (inclusive of stock-based compensation charges)	(419)	—	—	1,358	939
Asset write-down charges	7,652	—	—	—	7,652
Integration costs (inclusive of stock-based compensation charges)	—	—	—	—	—
Depreciation, amortization and accretion	257,376	27,141	2	472	284,991
Losses on purchases and redemptions of debt	14,273	—	—	63,763	78,036
Interest and other income (expense)	(4,965)	405	—	4,788	228
Interest expense and amortization of deferred financing costs	53,595	4,441	—	148,734	206,770
(Benefit) provision for income taxes	(6,000)	630	—	—	(5,370)
Minority interests	5,109	(5,507)	—	—	(398)
Income (loss) from discontinued operations, net of tax	4,279	—	—	(538,967)	(534,688)
Stock-based compensation charges (exclusive of charges included in restructuring charges (credits) and integration costs)	7,459	66	—	7,636	15,161

Adjusted EBITDA	$293,104	$14,834	$(1,740)	$(19,053)	$287,145

	Year Ended December 31, 2005
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$448	$(7,026)	$(4,518)	$(388,830)	$(399,926)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits) (inclusive of stock-based compensation charges)	—	—	—	2,615	2,615
Asset write-down charges	2,359	566	—	—	2,925
Integration costs (inclusive of stock-based compensation charges)	—	—	—	—	—
Depreciation, amortization and accretion	253,847	26,898	101	272	281,118
Losses on purchases and redemptions of debt	—	—	—	283,797	283,797
Interest and other income (expense)	(5,552)	(791)	—	4,989	(1,354)
Interest expense and amortization of deferred financing costs	64,608	3,949	—	65,249	133,806
Benefit (provision) for income taxes	2,704	521	—	—	3,225
Minority interests	—	(3,462)	(63)	—	(3,525)
Cumulative effect of change in accounting principle	7,920	1,111	—	—	9,031
Income (loss) from discontinued operations, net of tax	(848)	—	—	—	(848)
Stock-based compensation charges (exclusive of charges included in restructuring charges (credits) and integration costs)	9,799	344	400	13,655	24,198

Adjusted EBITDA	$335,285	$22,110	$(4,080)	$(18,253)	$335,062

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	CCUSA	CCAL	Emerging Businesses	Corporate Office and Other	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(6,733)	$(1,107)	$(9,212)	$(24,841)	$(41,893)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits) (inclusive of stock-based compensation charges)	(328)	—	—	(63)	(391)
Asset write-down charges	2,945	—	—	—	2,945
Integration costs (inclusive of stock-based compensation charges)	1,503	—	—	—	1,503
Depreciation, amortization and accretion	257,762	27,177	159	146	285,244
Losses on purchases and redemptions of debt	5,407	—	—	436	5,843
Interest and other income (expense)	(1,575)	(514)	—	3,718	1,629
Interest expense and amortization of deferred financing costs	154,027	3,372	—	4,929	162,328
Benefit (provision) for income taxes	662	378	—	(197)	843
Minority interests	—	(1,591)	(75)	—	(1,666)
Cumulative effect of change in accounting principle	—	—	—	—	—
Income (loss) from discontinued operations, net of tax	(157)	—	—	(5,500)	(5,657)
Stock-based compensation charges (exclusive of charges included in restructuring charges (credits) and integration costs)	5,939	1,822	1,092	7,865	16,718

Adjusted EBITDA	$419,452	$29,537	$(8,036)	$(13,507)	$427,446

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2004	2005	2006
	(In thousands of dollars)
United States	$549,906	$612,362	$714,685
Puerto Rico	9,666	9,819	13,673

Total domestic operations	559,572	622,181	728,358

Australia	44,630	54,578	59,863

	$604,202	$676,759	$788,221

A summary of long-lived assets by country of location is as follows:

	December 31, 2005
	United States and Puerto Rico	Australia	Consolidated Total
	(In thousands of dollars)
Deferred site rental receivable	$68,118	$19,274	$87,392
Property and equipment, net	3,087,947	206,386	3,294,333
Goodwill	340,412	—	340,412
Other intangible assets	70,872	—	70,872
Deferred financing costs and other assets, net	112,792	407	113,199

	$3,680,141	$226,067	$3,906,208

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	United States and Puerto Rico	Australia	Consolidated Total
	(In thousands of dollars)
Deferred site rental receivable	$74,028	$24,499	$98,527
Property and equipment, net	3,048,328	198,118	3,246,446
Goodwill	391,448	—	391,448
Other intangible assets, net	225,295	—	225,295
Deferred financing costs and other assets, net	84,459	11	84,470

	$3,823,558	$222,628	$4,046,186

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2005 and 2006 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
2005:
Net revenues	$157,647	$168,227	$172,259	$178,626
Operating income (loss)	(7,356)	8,863	1,127	21,572
Income (loss) from continuing operations	(128,582)	(228,585)	(26,139)	(8,437)
Income (loss) from discontinued operations	(1,499)	2,347	—	—
Net income (loss)	(130,081)	(226,238)	(26,139)	(17,468)*
Per common share – basic and diluted:
Income (loss) from continuing operations	(0.62)	(1.09)	(0.16)	(0.14)
Income (loss) from discontinued operations	(0.01)	0.01	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.04)
Net income (loss)	(0.63)	(1.08)	(0.16)	(0.18)

*	Inclusive of a $9,031,000 charge for the cumulative effect of a change in accounting principle relating to asset retirement obligations (see note 1).

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands of dollars, except per share amounts)
2006:
Net revenues	$182,665	$193,776	$200,939	$210,841
Operating income (loss)	20,922	27,562	32,401	40,542
Income (loss) from continuing operations	(12,379)	(13,335)	(15,561)	(6,275)
Income (loss) from discontinued operations	5,657	—	—	—
Net income (loss)	(6,722)	(13,335)	(15,561)	(6,275)
Per common share – basic and diluted:
Income (loss) from continuing operations	(0.08)	(0.09)	(0.10)	(0.06)
Income (loss) from discontinued operations	0.02	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—
Net income (loss)	(0.06)	(0.09)	(0.10)	(0.06)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of dollars)
Assets:
Cash and cash equivalents	$96,686
Restricted cash	16,964
Other current assets	38,956
Property and equipment	1,988,445
Goodwill (1)	1,952,288
Other intangible assets	2,500,700
Other assets	3,179

Total assets	6,597,218
Liabilities:
Deferred rental revenues and other accrued liabilities	133,090
Deferred tax liability	665,846
Long-term debt	1,831,644
Other liabilities	9,876

Total liabilities	2,640,456

Net assets acquired	$3,956,762

(1)	On a consolidated basis, the Company expects goodwill to be reduced by approximately $286,500,000 from the amount reported in the preliminary purchase price allocation for the Global Signal Merger related to the reversal of the Company’s federal valuation allowance as a result of recording deferred tax liabilities in purchase accounting.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2007, the Company issued approximately 1.3 million shares of restricted common stock to certain of its executives and non-executive employees including approximately 0.6 million performance and one-off restricted stock awards and approximately 0.7 million integration restricted stock awards. The performance restricted stock awards contain provisions for accelerated vesting based on the market performance of the Company’s common stock. The performance restricted stock awards to executives also contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.40 per share for 20 consecutive trading days which include any dates on or before February 22, 2011. The integration restricted stock awards were granted to executives and employees deemed to be integral to the successful integration of Global Signal. The integration restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the market performance target of $44.50 per share for 20 consecutive trading days which include any dates on or between July 1, 2008 and December 31, 2008. The shares of restricted common stock granted on February 2007 have a weighted average grant date fair value of approximately $24 per share. In connection with these restricted common stock awards, the Company will recognize stock-based compensation charges of approximately $27 million over the requisite service periods of these awards.

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

In February 2007, the Company entered into interest rate swaps (“$294 Million 2007 Interest Rate Swaps”), comprised of two five-year forward starting interest rate swap agreements with a combined notional amount of $293.8 million to hedge the variability of the future interest rates on the expected future refinancing in December 2009 of the $293.8 million 2004 Mortgage Loan. The $294 Million 2007 Interest Rate Swaps call for the Company to pay interest at a fixed annual rate of approximately 5.13% in exchange for receiving interest at a variable rate equal to LIBOR. Through the $294 Million 2007 Interest Rate Swaps, the Company has effectively fixed the interest rate on the expected future $293.8 million of borrowings at a combined locked in rate of approximately 5.13% (plus the applicable margin).

It em 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Consideration of Revisions to Consolidated Financial Statements and Related Amendment

The Company has revised its consolidated financial statements to reflect the recognition of certain non-cash equity-based compensation charges (credits) as of and for the years ended December 31, 2004 and 2005, and as a cumulative effect adjustment as of January 1, 2004, rather than via the previously recorded cumulative effect adjustment as of January 1, 2006. For further discussion of the revisions to the consolidated financial statements, see “Explanatory Note Regarding Amendment” in the forepart of this Amendment and note 1 to the Company’s consolidated financial statements.

The Company’s management considered the impact of the adjustments to its previous accounting for stock options on their evaluation of both the effectiveness of the Company’s disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 prior to filing is Annual Report on Form 10-K for the year ended December 31, 2006, on February 28, 2007 (“Original Filing”). Included in management’s consideration was the fact that the adjustments related solely to the accounting for stock options, which the Company stopped granting in 2003 (and ceased granting to executive officers in 2001). The Company recognized a nominal amount, $446,000, related to unvested stock options during 2006 and virtually all stock options are fully vested as of December 31, 2006. Beginning in 2003, the Company started to exclusively grant restricted stock awards. During the Company’s review of its equity-based compensation practices, no adjustments were discovered related to its accounting or administration of restricted stock awards. Management’s conclusions with respect to the effectiveness of the Company’s disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting, which indicate that both were effective as of December 31, 2006, are set forth below under items (a) and (b), respectively.

Subsequent to the evaluation made in connection with the Original Filing and in connection with the filing of this amendment on Form 10-K for the year ended December 31, 2006, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting and concluded that both our disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Crown Castle International Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

KPMG LLP

Pittsburgh, Pennsylvania

February 28, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

I tem 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

It em 12.	Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2006:

Plan category(1)(2)(3)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(4)(5)(6)
Equity compensation plans approved by security holders	6,039,341	$17.73	10,712,586
Equity compensation plans not approved by security holders	—	—	—

Total	6,039,341	$17.73	10,712,586

(1)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders. See note 12 to the consolidated financial statements for more detailed information regarding this plan.
(3)	Modeo has a phantom equity option plan under which it awards phantom option awards to employees of Modeo. This plan has not been approved by the registrant’s security holders. See note 12 to the consolidated financial statements for more detailed information regarding this plan.
(4)	In February 2007, the Company issued 26,114 shares of common stock to the non-executive members of its Board of Directors. This share award was granted under an equity compensation plan which was approved by the registrant’s security holders. See note 20 to the consolidated financial statements.
(5)	In February 2007, the Company issued 1.3 million shares of restricted common stock to certain of its executives and non-executives. This share award was granted under an equity compensation plan that was approved by the registrant’s security holders. See note 20 to the consolidated financial statements.
(6)	At the effective time of the Global Signal Merger, the unvested shares of Global Signal restricted common stock were converted into 91,965 shares of the Company’s restricted common stock. See note 20 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Ite m 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 65.

(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts follows this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this
Form 10-K/A.

(a)(3) Exhibits:

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(In thousands of dollars)

		Additions	Deductions
Description	Balance at Beginning of Year	Amounts Charged to Operations	Amounts Credited to Operations	Amounts Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2004	$7,603	$994	$(650)	$(1,400)	$30	$6,577

2005	$6,577	$584	$(3,828)	$(339)	$(26)	$2,968

2006	$2,968	$666	$—	$(239)	$15	$3,410

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description
(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

(d)	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(n)	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

(d)	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

(n)	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

(e)	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

(i)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

(p)	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

(w)	2.13	Agreement and Plan of Merger, dated as of October 5, 2006, among Global Signal Inc., Crown Castle International Corp. and CCGS Holdings LLC

(x)	3.1	Restated Certificate of Incorporation of Crown Castle International Corp., dated August 21, 1998, as amended on June 12, 2002

(x)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated August 21, 1998 , as amended on February 20, 2003

(k)	3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25% Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

(b)	4.1	Specimen Certificate of Common Stock

(h)	4.2	Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle International Corp. and ChaseMellon Shareholder Services L.L.C., as rights agent

(w)	4.3	Amendment No. 1, dated as of October 5, 2006, to the Amended and Restated Rights Agreement, dated as of September 18, 2000, between Crown Castle International Corp. and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent

(m)	4.4	Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010 (including exhibits)

Exhibit Number		Exhibit Description
(m)	4.5	Supplemental Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

(m)	4.6	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

(t)	4.7	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

(s)	4.8	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(s)	4.9	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(v)	4.10	Indenture Supplement, dated as of September 26, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

(y)	4.11	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(w)	4.12	Stockholders Agreement, dated as of October 5, 2006, by and among Fortress Pinnacle Investment Fund, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP, 222 Partners, LLC and Crown Castle International Corp.

(kk)	4.13	Warrant Agreement between Global Signal Inc. and American Stock Transfer & Trust Company, dated as of February 13, 2006

(aa)	4.14	Form of Warrant to Purchase Common Stock of Global Signal Inc.

(aa)	4.15	Assumption Agreement between Crown Castle International Corp. and American Stock Transfer & Trust Company, dated as of January 5, 2007

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(j)	10.5	Crown Castle International Corp. 2001 Stock Incentive Plan

(k)	10.6	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

(l)	10.7	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland, E. Blake Hawk, Edward W. Wallander and Michael T. Schueppert

(l)	10.8	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(o)	10.9	Crown Castle International Corp. 2004 Stock Incentive Plan

(q)	10.10	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(q)	10.11	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

Exhibit Number		Exhibit Description
(q)	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of Jed P. Fawaz, James D. Young and James D. Cordes

(u)	10.13	Crown Castle International Corp. 2006 EMT Annual Incentive Plan

(dd)	10.14	Crown Castle International Corp. 2007 EMT Annual Incentive Plan

(dd)	10.15	Summary of Non-Employee Director Compensation

(s)	10.16	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(v)	10.17	Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(y)	10.18	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(s)	10.19	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(y)	10.20	Joinder to Cash Management Agreement, dated as of November 29, 2006, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, as Issuers, The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(s)	10.21	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

(z)	10.22	Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(bb)	10.23	Stock Purchase Agreement, dated January 19, 2007, by and among Crown Castle International Corp., Fortress Pinnacle Investment Fund LLC, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners, LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International, Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP and 222 Partners, LLC

(cc)	10.24	Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(gg)	10.25	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined therein) and Towers Finco II LLC

Exhibit Number		Exhibit Description
(ff)	10.26	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004

(ff)	10.27	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003

(kk)	10.28	Management Agreement between Global Signal Acquisitions II LLC and Global Signal Services LLC, dated as of April 25, 2005

(jj)	10.29	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC

(ff)	10.30	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004

(ff)	10.31	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004

(gg)	10.32	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC

(hh)	10.33	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(ii)	10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ii)	10.39	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.40	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the borrowers (as defined therein) signatory thereto and Towers Finco III LLC

	11	Computation of Net Income (Loss) per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(ee)	99.1	Certificate of Merger, effective January 12, 2007, merging Global Signal Inc., a Delaware corporation, with and into CCGS Holdings LLC, a limited liability company organized under the State of Delaware.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on December 10, 1998.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on April 12, 1999.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on June 9, 1999.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on November 12, 1999.
(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) for the quarter ended June 30, 2000.
(h)	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) on September 19, 2000.
(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) for the year ended December 31, 2000.
(j)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.
(k)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.
(m)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
(o)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on April 13, 2004. See also 2004 Stock Incentive Plan, as amended, as previously filed by the registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 28, 2004.
(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-164441) on March 2, 2005.
(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 20, 2005.
(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.
(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.
(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2006.
(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.
(w)	Incorporated by reference to the exhibit previously filed by the registrant on Form 8-K (Registration No. 001-16441) on October 11, 2006.
(x)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-138450). See also Amended and Restated Certificate of Incorporation of Crown Castle International Corp. dated May 24, 2007 and Amended and Restated By-laws of Crown Castle International Corp. dated May 24, 2007 as previously filed by the registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.
(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.
(aa)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-139953).
(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 23, 2007.
(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.
(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2007.
(ee)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-140452).
(ff)	Incorporated by reference to the exhibits in the Registration Statement on Form S-11 previously filed by Global Signal Inc. (Registration No. 333-112839).
(gg)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on December 13, 2004.
(hh)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(ii)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
(jj)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on March 2, 2006.
(kk)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 10-K (Registration No. 001-32168) for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of June, 2007.

CROWN CASTLE INTERNATIONAL CORP.

By:	/S/ W. BENJAMIN MORELAND
W. Benjamin Moreland Executive Vice President and Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 25th day of June, 2007.

Name	Title

/S/ JOHN P. KELLY John P. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ W. BENJAMIN MORELAND W. Benjamin Moreland	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/S/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

* Wesley R. Edens	Director

* Ari Q. Fitzgerald	Director

* Robert E. Garrison II	Director

* Dale N. Hatfield	Director

* Lee W. Hogan	Director

* Edward C. Hutcheson, Jr.	Director

* J. Landis Martin	Chairman of the Board

* Robert F. McKenzie	Director

* Robert H. Niehaus	Director

*By:	/S/ W. BENJAMIN MORELAND
Attorney-in Fact