Form 10-Q
period 2007-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2007-08-08
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File Number 001-16441

CROWN CASTLE INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Augusta Drive Suite 500 Houston, Texas	77057-2261
(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock outstanding at July 31, 2007: 284,646,524

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the SEC. Statements that are not historical facts are identified as forward-looking statements. Such statements include plans, projections and estimates contained in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 3. Quantitative and Qualitative Disclosures about Market Risk” herein. Words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our business strategies, business fundamentals, demand for our towers, growth prospects of the wireless industry, our future operating prospects including synergies from the merger (“Global Signal Merger”) of Global Signal Inc. (“Global Signal”) with and into a wholly-owned subsidiary of ours and our future purchases of our common or preferred stock.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Part II—Other Information, Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A Amendment No. 1 (“2006 Form 10-K”) for the fiscal year ended December 31, 2006 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2006	June 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592,716	$92,432
Restricted cash	115,503	146,605
Receivables:
Trade, net of allowance for doubtful accounts of $3,410 and $7,596, respectively	23,024	20,732
Other	7,750	6,860
Deferred site rental receivable	13,429	17,936
Prepaid leases	36,597	69,244
Prepaid expenses and other current assets	11,008	20,563

Total current assets	800,027	374,372
Restricted cash	5,000	5,000
Deferred site rental receivable	98,527	113,801
Available-for-sale securities, net of unrealized gains (losses) of $19,247 and $(21,600), respectively	154,955	114,108
Property and equipment, net	3,246,446	5,123,413
Goodwill	391,448	1,956,522
Other intangible assets, net:
Site rental contracts	225,295	2,622,438
Other	—	121,441
Deferred financing costs and other assets, net of accumulated amortization of $10,896 and $18,469, respectively	84,470	189,928

	$5,006,168	$10,621,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,545	$23,522
Accrued interest	13,100	25,408
Accrued estimated property taxes	10,768	14,131
Deferred revenues	102,701	120,910
Other accrued liabilities	55,681	47,938
Long-term debt, current maturities	—	6,500

Total current liabilities	200,795	238,409
Long-term debt	3,513,890	5,990,684
Deferred ground lease payable	135,661	155,598
Deferred tax liability	—	267,279
Other liabilities	57,618	142,937

Total liabilities	3,907,964	6,794,907

Commitments and contingencies (note 12)
Minority interests	29,052	324
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2006 and June 30, 2007—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	312,871	313,335
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2006—202,080,546 and June 30, 2007—284,635,697	2,021	2,846
Additional paid-in capital	2,873,858	5,661,100
Accumulated other comprehensive income (loss)	65,000	114,461
Accumulated deficit	(2,184,598)	(2,265,950)

Total stockholders’ equity	756,281	3,512,457

	$5,006,168	$10,621,023

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net revenues:
Site rental	$169,160	$322,336	$331,057	$622,128
Network services and other	24,616	20,534	45,384	36,451

	193,776	342,870	376,441	658,579

Operating expenses:
Costs of operations:(a)
Site rental	50,927	112,166	100,617	218,761
Network services and other	15,880	14,679	29,666	26,452
General and administrative	25,825	34,216	49,988	68,033
Corporate development	2,686	2,111	4,364	3,296
Asset write-down charges	1,522	3,391	1,857	4,743
Integration costs	—	5,069	—	13,917
Depreciation, amortization and accretion	69,374	133,324	141,465	272,017

	166,214	304,956	327,957	607,219

Operating income (loss)	27,562	37,914	48,484	51,360
Losses on purchases and redemptions of debt	(740)	—	(740)	—
Interest and other income (expense)	(2,199)	2,906	(3,535)	6,205
Interest expense and amortization of deferred financing costs	(37,455)	(88,790)	(69,715)	(170,805)

Income (loss) from continuing operations before income taxes and minority interests	(12,832)	(47,970)	(25,506)	(113,240)
Benefit (provision) for income taxes	(507)	15,620	(1,123)	37,782
Minority interests	4	(390)	915	(173)

Income (loss) from continuing operations	(13,335)	(32,740)	(25,714)	(75,631)
Income (loss) from discontinued operations, net of tax	—	—	5,657	—

Net income (loss)	(13,335)	(32,740)	(20,057)	(75,631)
Dividends on preferred stock	(5,202)	(5,202)	(10,403)	(10,403)

Net income (loss) after deduction of dividends on preferred stock	$(18,537)	$(37,942)	(30,460)	$(86,034)

Net income (loss)	$(13,335)	$(32,740)	(20,057)	$(75,631)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $-0-, $7,932, $-0- and $7,560, respectively (note 10)	—	(14,732)	—	(33,287)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $-0-, $33,155, $-0- and $31,451, respectively (note 10)	23,947	61,572	43,301	69,435
Amounts reclassified into results of operations, net of taxes of $-0-, $264, $-0- and $529, respectively	(413)	491	(126)	981
Foreign currency translation adjustments	4,837	8,495	1,415	12,332

Comprehensive income (loss)	$15,036	$23,086	$24,533	$(26,170)

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.09)	$(0.13)	$(0.17)	$(0.31)
Income (loss) from discontinued operations	—	—	0.03	—

Net income (loss)	$(0.09)	$(0.13)	$(0.14)	$(0.31)

Weighted average common shares outstanding—basic and diluted (in thousands)	212,675	282,025	213,574	277,741

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(20,057)	$(75,631)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	141,465	272,017
Amortization of deferred financing costs and discounts	4,083	9,260
Stock-based compensation charges	8,894	12,391
Minority interests	(915)	173
Equity in losses and write-downs of unconsolidated affiliates	7,250	—
Deferred income tax provision (benefit)	19	(39,621)
(Income) loss from discontinued operations	(5,657)	—
Other adjustments	2,786	6,253
Changes in assets and liabilities, net of the effects of acquisitions:
Increase (decrease) in accrued interest	1,500	9,272
Increase (decrease) in accounts payable	4,436	(6,094)
Increase (decrease) in deferred rental revenues, deferred ground lease payable and other liabilities	(2,331)	(53,350)
Decrease (increase) in receivables	(5,913)	12,879
Decrease (increase) in inventories, prepaid expenses, deferred site rental receivable, prepaid term easements and other assets	(17,188)	(28,811)

Net cash provided by (used for) operating activities	118,372	118,738

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	1,079	2,782
Payments for acquisitions (net of cash acquired)	—	(489,477)
Payments for capital expenditures	(49,274)	(124,925)
Investments and loans	(1,000)	(500)

Net cash provided by (used for) investing activities	(49,195)	(612,120)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	650,000
Proceeds from issuance of capital stock	37,909	13,334
Payments under revolving credit agreements	(295,000)	—
Purchases of capital stock	(340,104)	(601,352)
Incurrence of financing costs	(4,272)	(8,779)
Net decrease (increase) in restricted cash	(12,075)	(14,138)
Interest rate swap receipts (payments)	5,915	—
Dividends on preferred stock	(9,938)	(9,940)
Capital distribution to minority interest holders of CCAL	—	(37,196)

Net cash provided by (used for) financing activities	382,435	(8,071)

Effect of exchange rate changes on cash	(82)	1,169

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	5,657	—

Net cash provided by (used for) discontinued operations	5,657	—

Net increase (decrease) in cash and cash equivalents	457,187	(500,284)
Cash and cash equivalents at beginning of period	65,408	592,716

Cash and cash equivalents at end of period	$522,595	$92,432

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2006, and related notes thereto, included in the 2006 Form 10-K filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission (“SEC”). All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The Company owns, operates and manages towers and other communications structures (collectively, “towers”). The Company’s primary business is the leasing of antenna space to wireless communication companies under long-term contracts. The Company also provides complementary services to its customers including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. The Company’s assets are primarily located throughout the U.S. and Australia and to a lesser extent in Puerto Rico, Canada and the U.K.

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2006 and 2007 and the consolidated cash flows for the six months ended June 30, 2006 and 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and six months ended June 30, 2007 including a change in reportable segments. See note 14.

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

Income Taxes

The company recognizes a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. See notes 2 and 10 for a discussion of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

2.	New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a decrease in accumulated deficit and a decrease in contingent tax liabilities through a cumulative effect adjustment of $4.7 million. The adjustment to accumulated deficit is summarized in the following table. See note 10.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority. The Company adopted FSP FIN 48-1 in conjunction with our adoption of FIN 48 on January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s consolidated financial statements. The impact for the year ended December 31, 2007 of applying the provisions of FSP FIN 48-1 on the Company’s consolidated financial statements will be affected by the completion of any examinations during the period. See note 10.

3.	Acquisition

Acquisition of Global Signal

On January 12, 2007, the Global Signal Merger was completed for a purchase price of approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal Entities the Company acquired. The Company entered into the Global Signal Merger primarily because of the growth opportunities it anticipates the tower portfolio will provide, including through leveraging the Company’s management team and customer service across an enhanced national footprint. Secondarily, the Company believes there will be synergistic opportunities provided by the Global Signal Merger. The results of operations from the Global Signal Entities acquired have been included in the consolidated statements of operations from January 12, 2007.

In connection with the Global Signal Merger, each outstanding share of common stock of Global Signal was converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash. In addition, in connection with the Global Signal Merger, the obligation pursuant to each warrant (“GSI Warrants”) entitling the holder thereof to purchase shares of Global Signal common stock was assumed by the Company with appropriate adjustments made to the number of shares and exercise price per share. Accordingly, each such warrant entitles the holder thereof to purchase 3.22 shares of the Company’s common stock. As a result of the Global Signal Merger, the Company issued approximately 98.1 million shares of common stock to the shareholders of Global Signal and paid the maximum $550.0 million in cash (“Cash Consideration”) and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to warrants described above (see note 11). The Company primarily financed the Cash Consideration with cash obtained from the issuance of the 2006 Tower Revenue Notes in November 2006. At the closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion. The debt of the Global Signal Entities has a structure similar to the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (see note 6).

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

The Company is in the process of obtaining the third-party valuation of certain of the assets and liabilities of the Global Signal Entities including property and equipment and intangibles. Given the size and timing of the Global Signal Merger, the amount of certain assets and liabilities presented herein are based on preliminary valuations and are subject to adjustment as additional information is obtained and the third-party valuation is finalized. The primary areas of the purchase price allocation that are not finalized relate to fair values of property and equipment, intangibles, restructuring and merger related liabilities, other liabilities, goodwill and the related tax impact of adjustments related to such items on the purchase price allocation. The Company expects to finalize the purchase price allocation in the third quarter of 2007.

The preliminary allocation of the total preliminary purchase price for the Global Signal Merger is as follows, subject to future adjustment of the purchase price allocation.

(In thousands of dollars)
Assets:
Cash and cash equivalents	$96,686
Restricted cash	16,964
Other current assets	40,761
Property and equipment	1,954,638
Goodwill(a)	1,854,519
Other intangible assets	2,579,210
Other assets	3,043

Total assets	6,545,821
Liabilities:
Deferred rental revenues and other accrued liabilities	95,644
Deferred tax liability	572,687
Long-term debt	1,831,644
Other liabilities	90,426

Total liabilities	2,590,401

Net assets acquired	$3,955,420

(a)	On a consolidated basis, goodwill was reduced by approximately $289.0 million related to the reversal of the Company’s federal valuation allowance as a result of recording deferred tax liabilities in purchase accounting for the Global Signal Merger. See note 10.

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

	Six Months Ended June 30,
	2006	2007
	(In thousands of dollars, except per share amounts)
Net revenues	$625,051	$674,427
Costs of operations	235,814	251,861
Operating income (loss)(a)	31,141	46,523
Income (loss) from continuing operations(a)	(82,134)	(80,506)
Basic and diluted income (loss) from continuing operations per common share(a)	(0.30)	(0.33)

(a)	The six months ended June 30, 2007 is inclusive of non-recurring integration charges related to the Global Signal Merger of $14.0 million.

The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, (ii) the adjustment of site rental revenues and costs of operations for the straight-line revenue and straight-line ground lease expense adjustments, respectively, (iii) the adjustment of interest expense for the fair value of debt adjustment, (iv) the adjustment of general and administrative expenses for the fair value of restricted stock assumed adjustment, and (v) the adjustment of income taxes for the preceding pro forma adjustments and to reflect the change in the tax status of the Global Signal entities, utilizing the Company’s statutory rate of 35%. The assumptions used to calculate the pro forma adjustments are consistent with those applied in the pro forma condensed consolidated results of operations for the twelve months ended December 31, 2006 set forth on the Form 8-K dated March 30, 2007.

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

Mountain Union

On January 2, 2007, the Company purchased the remaining approximately 2% minority interest in Mountain Union for $4.8 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

4.	Property and Equipment

The major classes of property and equipment are as follows:

		December 31,	June 30,
	Estimated Useful Lives	2006	2007
		(In thousands of dollars)
Land	—	$145,639	$340,743
Buildings	40 years	17,656	30,341
Telecommunications towers	1-20 years	4,771,067	6,638,605
Transportation and other equipment	3-5 years	19,850	23,851
Office furniture and equipment	2-10 years	93,637	99,600
Construction in process	—	83,372	95,066

		5,131,221	7,228,206
Less: accumulated depreciation		(1,884,775)	(2,104,793)

		$3,246,446	$5,123,413

Depreciation expense for the three and six months ended June 30, 2007 was $97.5 million and $205.2 million, respectively. Accumulated depreciation on telecommunications towers was $1.8 billion and $2.0 billion at December 31, 2006 and June 30, 2007, respectively. As a result of the Global Signal Merger, the Company recorded an increase to property and equipment of $2.0 billion, $1.8 billion of which was related to telecommunication towers. See note 3.

5.	Goodwill, Intangible Assets and Deferred Credits

Goodwill

As of December 31, 2006 and June 30, 2007, the Company had consolidated goodwill of $391.4 million and $2.0 billion, respectively; all of which was at CCUSA. During the six months ended June 30, 2007, the Company recorded goodwill of $1.9 billion as a result of the preliminary allocation of the purchase price for the Global Signal Merger (see note 3). In addition during the six months ended June 30, 2007, goodwill on a consolidated basis was reduced by approximately $289.0 million as a result of the reversal of the Company’s federal valuation allowance in conjunction with recording deferred tax liabilities in purchase accounting for the Global Signal Merger (see note 10).

Intangible Assets

See note 1 for a further discussion of intangible assets. As of June 30, 2007, $2.7 billion and $3.4 million of the intangible assets are recorded at CCUSA and CCAL, respectively. A summary of intangible assets with finite useful lives is as follows:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Site rental contracts	$2,725,817	$(103,379)	$2,622,438
Below-market leases	81,402	(2,205)	79,197
Other	43,249	(1,005)	42,244

	$2,850,468	$(106,589)	$2,743,879

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

During the six months ended June 30, 2007, the Company recorded additions to intangible assets of (1) $2.6 billion as a result of the preliminary allocation of the purchase price for the Global Signal Merger (see note 3), (2) $3.4 million related to the purchase of the remaining minority interest in Mountain Union (see note 3) and (3) $3.4 million related to a tower purchase in Australia. The components of the additions to intangible assets during the six months ended June 30, 2007 are as follows:

	For the Six Months Ended June 30, 2007
	Amount	Weighted Average Amortization Period
	(In thousands of dollars)	(In years)
Site rental contracts	$2,461,345	20.0
Below-market leases	81,401	16.9
Other	43,227	29.4

	$2,585,973

During the six months ended June 30, 2007, the Company recorded amortization expense relating to intangible assets as an increase to “depreciation, amortization and accretion” of $65.6 million and an increase to “site rental costs of operations” of $2.2 million. The estimated annual amortization expense related to intangible assets for the years ended December 31, 2007 to 2012 are as follows:

Estimated Annual Amortization
(In thousands of dollars)
Year ending December 31, 2007	$142,228
Years ending December 31, 2008 to 2011	147,765
Year ending December 31, 2012	144,400

Deferred Credits

See note 1 for a further discussion of deferred credits related to above-market leases for land under the Company’s towers recorded in connection with acquisitions. During the six months ended June 30, 2007, the Company recorded $80.6 million related to above-market leases as a result of the preliminary allocation of the purchase price for the Global Signal Merger (see note 3). The above-market leases recorded during the six months ended June 30, 2007 have a weighted average amortization period of 15.3 years. For the six months ended June 30, 2007, the Company recorded $2.4 million as a decrease to “site rental costs of operations”. A summary of the deferred credit related to above-market leases is as follows:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Above-market leases	$80,542	$(2,365)	$78,177

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

6.	Long-term Debt and Interest Rate Swaps

Long-term debt, including the unamortized portion of the fair value adjustments recorded in purchase accounting, consists of the following:

	December 31, 2006	June 30, 2007
	(In thousands of dollars)
2006 Mortgage Loan due 2011	$—	$1,547,237
2004 Mortgage Loan due 2009	—	286,094
2007 Credit Facility—Term Loan A and B due 2014	—	650,000
Senior Secured 2006 Tower Revenue Notes due 2036	1,550,000	1,550,000
Senior Secured 2005 Tower Revenue Notes due 2035	1,900,000	1,900,000
4% Convertible Senior Notes due 2010	63,839	63,802
7.5% Senior Notes due 2013	51	51

	3,513,890	5,997,184
Less: current maturities	—	6,500

	$3,513,890	$5,990,684

The Company’s debt obligations contain certain financial covenants with which CCIC or its subsidiaries must maintain compliance, or restrictions are imposed. As of and for the six months ended June 30, 2007, CCIC and its subsidiaries had no financial covenant violations. Various of the Company’s debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

2006 Mortgage Loan

On February 28, 2006, three of Global Signal’s wholly-owned special purpose entities (“2006 Borrowers”) borrowed a total of $1.55 billion under a mortgage loan (“2006 Mortgage Loan”). At the closing of the Global Signal Merger, the 2006 Mortgage Loan remained outstanding as an obligation of certain of the Global Signal Entities the Company acquired.

The principal amount of the 2006 Mortgage Loan is divided into seven tranches, each having a different level of seniority. Interest accrues on the 2006 Mortgage Loan at a weighted average fixed interest rate of approximately 5.69%. The Company recorded a fair value adjustment of $3.l million to decrease the value of the 2006 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. As of June 30, 2007, the 2006 Mortgage Loan is net of the unamortized purchase price adjustment of $2.8 million. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.74%. The 2006 Mortgage Loan requires monthly payments of interest until its repayment date in February 2011. The 2006 Mortgage Loan is secured by, among other things, mortgage liens on the 2006 Borrowers’ interests (fee, leasehold or easement) in over 80% of the 2006 Borrowers’ towers.

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

The principal amount of the 2004 Mortgage Loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. The weighted average fixed interest rate on the various tranches is approximately 4.74%. The Company recorded a fair value adjustment of $9.1 million to decrease the value of the 2004 Mortgage Loan to fair value as part of the preliminary allocation of the purchase price of the Global Signal Merger. As of June 30, 2007, the 2004 Mortgage Loan is net of the unamortized purchase price adjustment of $7.7 million. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.78%. The 2004 Mortgage Loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The 2004 Mortgage Loan is secured by, among other things, mortgage liens on the 2004 Borrowers’ interests (fee, leasehold or easement) in substantially all of the 2004 Borrowers’ towers.

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

On March 6, 2007, CCOC entered into an amendment to the 2007 Credit Agreement, with the subsidiary guarantors named therein pursuant to which the lenders agreed to amend certain terms of the Credit Agreement, which included (i) a reduction in the interest rate margins applicable to borrowings under the 2007 Revolver and (ii) upon termination of the 2007 Revolver, elimination of the covenants that require compliance with certain financial ratios. On March 6, 2007, CCOC entered into an amendment to the 2007 Joinder A pursuant to which the lenders agreed to amend certain terms applicable to the 2007 Term Loan A including (i) a reduction in the interest rate margins applicable to the Existing Term Loan and (ii) an extension of the maturity date of the 2007 Term Loan A from January 25, 2014, to March 6, 2014. On March 6, 2007, CCOC also entered into a second term loan joinder (“2007 Joinder B”) pursuant to which the lenders agreed to provide CCOC with a $50.0 million senior secured term loan (“2007 Term Loan B” and, together with the 2007 Term Loan A, “2007 Term Loans”) under the 2007 Credit Agreement.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The proceeds of the 2007 Revolver may be used for general corporate purposes which may include the financing of capital expenditures, acquisitions and purchases of the Company’s securities. The proceeds from the Term Loan A were used to purchase 17.7 million shares of the Company’s common stock in January 2007 (see note 8). The proceeds from the Term Loan B may be used for general corporate purposes. Availability under the 2007 Revolver at any time will be determined by certain financial ratios. As of June 30, 2007, the 2007 Revolver remained undrawn.

The 2007 Revolver currently bears interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.625% or LIBOR plus 1.625%. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. Interest on prime rate loans is due monthly while interest on LIBOR loans is due at the end of the interest period (one, two, three or six months) for which such LIBOR rate is in effect. The weighted average interest rate on the 2007 Term Loans is 6.89% as of June 30, 2007.

Maturities

The following table shows the scheduled maturities for the total debt outstanding and reflects the anticipated payment dates for the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes.

Year ending December 31,	(In thousands of dollars)
2007	$4,875
2008	6,500
2009	300,325
2010	1,970,339
2011	3,106,500
Thereafter	619,176

Interest Rate Swap Agreements

The Company has used interest rate swaps to manage and reduce its interest rate risk including the use of forward starting interest rate swaps to hedge the variability of future interest rates on anticipated financings. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any applicable margin that would be incremental to the interest rate of the anticipated financings. The swap activity for the six months ended June 30, 2007 is as follows.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following is a summary of the outstanding forward starting interest rate swaps as of June 30, 2007. The fair value of the interest rate swaps as of June 30, 2007 is included in “deferred financing costs and other assets” on the Company’s consolidated balance sheet.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at June 30, 2007	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$36,071	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	34,752	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps	1,550,000	26,515	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps	293,825	5,747	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$103,085

7.	Redeemable Preferred Stock

The Company has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). For the six months ended June 30, 2007, dividends on the 6.25% Convertible Preferred Stock were paid with approximately $10.0 million in cash. The Company may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

8.	Stockholders’ Equity

Purchases and Issuances of the Company’s Common Stock

In connection with the Global Signal Merger, the Company issued 98.1 million shares of common stock to the shareholders of Global Signal which were recorded at a value of $34.20 per share. See note 3.

On January 19, 2007, the Company entered into a stock purchase agreement with the Global Signal Significant Stockholders pursuant to which the Company purchased an aggregate of 17.7 million shares of its common stock from the Global Signal Significant Stockholders. The Company paid total consideration of $600.3 million in cash or approximately $33.89 per share to effect these purchases. The purchase of shares of common stock was primarily funded through borrowings under the 2007 Term Loan A.

Secondary Stock Offering

In connection with the Global Signal Merger, the Company entered into a Stockholders Agreement with the Global Signal Significant Stockholders and filed an automatic shelf registration statement with the SEC registering certain shares of common stock received by the Global Signal Significant Stockholders. On June 27, 2007, the Global Signal Significant Stockholders announced a secondary offering of approximately 36.4 million shares of common stock pursuant to an automatic shelf registration statement previously filed with the SEC and the Stockholders Agreement. On July 5, 2007, the secondary offering was completed. The Company did not receive any proceeds from the sale of the common stock by the selling stockholders. Following the completion of the secondary offering, the Global Signal Significant Stockholders have the right to require the Company to conduct a marketed secondary offering related to an aggregate of 12.4 million shares, subject to certain restrictions.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

9.	Minority Interest

In May 2007, CCAL (the Company’s 77.6% majority-owned subsidiary) issued a capital return of approximately $166.0 million, including $37.2 million to the minority shareholder of CCAL. Upon issuance of the capital return, the Company recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interests in CCAL.

10.	Income Taxes

The Company recorded a tax benefit of $15.6 million and $37.8 million for the three and six months ended June 30, 2007.

As discussed in note 2, the Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recorded: (i) a decrease to its tax liabilities related to previously unrecorded tax benefits as an adjustment to the opening balance of accumulated deficit of $4.7 million and (ii) an increase to its deferred tax asset and related valuation allowance of $74.9 million related to previously unrecognized tax benefits. As of both the adoption of FIN 48 and June 30, 2007, the Company had $74.9 million of unrecognized tax benefits.

On January 12, 2007, the Company recorded deferred tax liabilities in connection with the purchase accounting related to the Global Signal Merger of $572.7 million. Additionally, as a result of recording this deferred tax liability, the Company reversed its federal deferred tax valuation allowance of $286.1 million in purchase accounting with an offsetting adjustment to decrease goodwill arising from the Global Signal Merger by $289.0 million and a net charge of $2.9 million to other comprehensive income (loss) to reflect the tax effect of items previously recorded in accumulated other comprehensive income. The net charge of $2.9 million to other comprehensive income (loss) was comprised of a $6.7 million charge related to the unrealized gains on available-for-sale securities and a benefit of $3.8 million related to the net change in the fair value of cash flow hedging instruments.

The Company records interest or penalties related to income taxes as components of income tax expense in its financial statements. The amount of interest and penalties accrued as of June 30, 2007 is immaterial.

During 2007, the Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for 2004. The IRS has not yet proposed any adjustment to the Company’s filing positions in connection with this examination. Upon completion of this examination, it is reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the benefit (provision) for income taxes. The Company does not currently expect the examination to be finalized within the next twelve months, and an estimate of the impact on the benefit (provision) for income taxes for any potential adjustment cannot be made at this time. However, the Company does not expect to make a significant cash payment as a result of any potential adjustment from the finalization of this examination.

The Company’s U.S. federal and state income tax returns are generally not open to examination by taxing authorities for taxable years prior to 2003 except for years with operating loss carryforwards utilized in taxable years after 2003.

11.	Per Share Information

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands of dollars, except per share amounts)
	2006	2007	2006	2007
Income (loss) from continuing operations	$(13,335)	$(32,740)	$(25,714)	$(75,631)
Dividends on preferred stock	(5,202)	(5,202)	(10,403)	(10,403)

Income (loss) from continuing operations applicable to common stock for basic and diluted computations	(18,537)	(37,942)	(36,117)	(86,034)
Income (loss) from discontinued operations, net of tax	—	—	5,657	—

Net income (loss) applicable to common stock for basic and diluted computations	$(18,537)	$(37,942)	$(30,460)	$(86,034)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	212,675	282,025	213,574	277,741

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.09)	$(0.13)	$(0.17)	$(0.31)
Income (loss) from discontinued operations	—	—	0.03	—

Net income (loss)	$(0.09)	$(0.13)	$(0.14)	$(0.31)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	As of June 30,
	2006	2007
	(In thousands)
Options to purchase shares of common stock	6,580	5,335
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	590	381
GSI Warrants to purchase shares of common stock at an exercise price of $5.30 per share (see note 3)	—	613
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,270	2,463
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,897	5,891

Total potential common shares	22,962	23,308

As of June 30, 2007, outstanding stock options include (i) less than 0.1 million options at exercise prices ranging from $1.74 to $4.00 per share and a weighted-average exercise price of $2.56 per share, (ii) 5.3 million options at exercise prices ranging from $4.01 to $36.27 per share and a weighted-average exercise price of $17.48 per share, and (iii) less than 0.1 million options at exercise prices ranging from $36.28 to $39.75 per share and a weighted-average exercise price of $37.95 per share. The options outstanding as of June 30, 2007 have a weighted average remaining contractual term of 3.1 years.

12.	Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business along with a derivative lawsuit as described below. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, or losses if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Asset Retirement Obligations

Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $0.7 million and $1.2 million for the six months ended June 30, 2006 and 2007, respectively. As of December 31, 2006 and June 30, 2007, liabilities for contingent retirement obligations included in other liabilities on the consolidated balance sheet amounted to $18.5 million and $29.6 million (inclusive of the $9.9 million liability recorded in the preliminary allocation of the total purchase price for the Global Signal Merger), respectively. As of June 30, 2007, the estimated expected future cash outlay for asset retirement obligations was approximately $1.0 billion.

Sprint Nextel Property Tax Commitment

As a result of a commitment that remained effective at the closing of the Global Signal Merger, the Company has an obligation to reimburse Sprint Nextel for property taxes Sprint Nextel will pay for the Company’s Sprint Towers. The Company paid $2,095 per tower for 2007. The amount to be paid to Sprint Nextel increases by 3% each successive year through 2037, the expiration of the lease term. See note 3. The estimated future payments to Sprint Nextel under this agreement are as follows:

Year ending December 31,	Payments
(In thousands of dollars)
2008	14,043
2009	14,422
2010	14,809
2011	15,234
2012 and thereafter	229,018

Operating Lease Commitments

See note 13 for a discussion of the operating lease commitments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

13.	Leases

Customer Leases

The following table is a summary of the rental cash payments to the Company, as a lessor, by customers pursuant to non-cancelable lease agreements in effect as of June 30, 2007. Generally, the Company’s leases with its customers provide for (i) annual escalations and multiple renewal periods at the customer’s option and (ii) only limited termination rights at the customer’s options through the current term. The customer rental payments included in the table below are through the current term and do not assume exercise of customer renewal options.

Customer Leases
(In thousands of dollars)
Year ended December 31, 2008	$1,156,787
Year ended December 31, 2009	976,688
Year ended December 31, 2010	710,138
Year ended December 31, 2011	477,977
Year ended December 31, 2012	329,472
Thereafter	906,554

Operating Leases

The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to non-cancelable lease agreements in effect as of June 30, 2007. The Company is obligated under non-cancelable operating leases for land under its towers, space on towers owned by third parties that the Company manages, office space and equipment. The majority of the Company’s lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company’s option and annual escalations. The lease agreements for managed sites generally require either a minimum fixed lease payment or a contingent payment based on revenues or the gross margin at a site with some of the sites requiring both a fixed payment and a contingent payment based on revenues or gross margin. Certain of the land and managed tower leases have purchase options at the end of the original lease term. The operating lease payments included in the table below include payments for certain renewal periods at the Company’s option up to a maximum of 20 years.

Operating Leases
(In thousands of dollars)
Year ended December 31, 2008	$237,420
Year ended December 31, 2009	239,461
Year ended December 31, 2010	241,400
Year ended December 31, 2011	242,808
Year ended December 31, 2012	244,768
Thereafter	2,628,066

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

14.	Operating Segments

The Company’s reportable operating segments for the six months ended June 30, 2007 are (i) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations, (ii) CCAL, the Company’s Australian tower operations, and (iii) Emerging Businesses, the Company’s Modeo business (see note 18). Financial results for the Company are reported to management and the Board of Directors in this manner. The results of operations from the Global Signal Entities have been included in the CCUSA segment from January 12, 2007. The Company has reclassified the Corporate Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. Segment information for all periods has been reclassified to reflect this change in reportable segments.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2007
	CCUSA	CCAL	Emerging Businesses	Consolidated Total	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$154,491	$14,669	$—	$169,160	$303,665	$18,671	$—	$322,336
Network services and other	22,696	1,920	—	24,616	18,652	1,882	—	20,534

	177,187	16,589	—	193,776	322,317	20,553	—	342,870

Costs of operations:(a)
Site rental	46,310	4,175	442	50,927	106,132	5,187	847	112,166
Network services and other	14,867	1,013	—	15,880	13,608	1,071	—	14,679
General and administrative	23,026	2,799	—	25,825	30,953	3,263	—	34,216
Corporate development	489	—	2,197	2,686	732	—	1,379	2,111
Asset write-down charges	1,522	—	—	1,522	3,336	—	55	3,391
Integration costs	—	—	—	—	5,069	—	—	5,069
Depreciation, amortization and accretion	62,551	6,784	39	69,374	126,254	7,021	49	133,324

Operating income (loss)	28,422	1,818	(2,678)	27,562	36,233	4,011	(2,330)	37,914
Losses on purchases and redemptions of debt	(740)	—	—	(740)	—	—	—	—
Interest and other income (expense)	(2,375)	176	—	(2,199)	2,765	141	—	2,906
Interest expense and amortization of deferred financing costs	(36,638)	(817)	—	(37,455)	(88,010)	(779)	(1)	(88,790)
Benefit (provision) for income taxes	(423)	(84)	—	(507)	15,880	(260)	—	15,620
Minority interests	—	(23)	27	4	—	(406)	16	(390)

Income (loss) from continuing operations	(11,754)	1,070	(2,651)	(13,335)	(33,132)	2,707	(2,315)	(32,740)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—

Net income (loss)	$(11,754)	$1,070	$(2,651)	$(13,335)	$(33,132)	$2,707	$(2,315)	$(32,740)

Capital expenditures	$17,675	$877	$8,656	$27,208	$64,603	$9,322	$3,820	$77,745

Total assets (at period end)					$10,283,968	$268,073	$68,982	$10,621,023

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2007
	CCUSA	CCAL	Emerging Businesses	Consolidated Total	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$304,629	$26,428	$—	$331,057	$588,417	$33,711	$—	$622,128
Network services and other	41,678	3,706	—	45,384	32,798	3,653	—	36,451

	346,307	30,134	—	376,441	621,215	37,364	—	658,579

Costs of operations:(a)
Site rental	91,617	8,297	703	100,617	207,165	9,904	1,692	218,761
Network services and other	27,584	2,082	—	29,666	24,258	2,194	—	26,452
General and administrative	43,226	6,762	—	49,988	61,101	6,932	—	68,033
Corporate development	847	—	3,517	4,364	1,652	—	1,644	3,296
Asset write-down charges	1,857	—	—	1,857	4,688	—	55	4,743
Integration costs	—	—	—	—	13,917	—	—	13,917
Depreciation, amortization and accretion	128,267	13,128	70	141,465	258,539	13,381	97	272,017

Operating income (loss)	52,909	(135)	(4,290)	48,484	49,895	4,953	(3,488)	51,360
Losses on purchases and redemptions of debt	(740)	—	—	(740)	—	—	—	—
Interest and other income (expense)	(3,848)	313	—	(3,535)	6,005	306	(106)	6,205
Interest expense and amortization of deferred financing costs	(68,018)	(1,697)	—	(69,715)	(169,183)	(1,621)	(1)	(170,805)
Benefit (provision) for income taxes	(930)	(193)	—	(1,123)	38,132	(350)	—	37,782
Minority interests	—	891	24	915	—	(211)	38	(173)

Income (loss) from continuing operations	(20,627)	(821)	(4,266)	(25,714)	(75,151)	3,077	(3,557)	(75,631)
Income (loss) from discontinued operations, net of tax	5,657	—	—	5,657	—	—	—	—

Net income (loss)	$(14,970)	$(821)	$(4,266)	$(20,057)	$(75,151)	$3,077	$(3,557)	$(75,631)

Capital expenditures	$32,836	$1,659	$14,779	$49,274	$107,375	$11,835	$5,715	$124,925

Total assets (at period end)					$10,283,968	$268,073	$68,982	$10,621,023

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2006 and 2007.

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2007
	CCUSA	CCAL	Emerging Businesses	Consolidated Total	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(11,754)	$1,070	$(2,651)	$(13,335)	$(33,132)	$2,707	$(2,315)	$(32,740)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1,522	—	—	1,522	3,336	—	55	3,391
Integration costs(a)	—	—	—	—	5,069	—	—	5,069
Depreciation, amortization and accretion	62,551	6,784	39	69,374	126,254	7,021	49	133,324
Losses on purchases and redemptions of debt	740	—	—	740	—	—	—	—
Interest and other income (expense)	2,375	(176)	—	2,199	(2,765)	(141)	—	(2,906)
Interest expense and amortization of deferred financing costs	36,638	817	—	37,455	88,010	779	1	88,790
(Benefit) provision for income taxes	423	84	—	507	(15,880)	260	—	(15,620)
Minority interests	—	23	(27)	(4)	—	406	(16)	390
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Stock-based compensation charges(b)	4,835	171	374	5,380	6,045	430	207	6,682

Adjusted EBITDA	$97,330	$8,773	$(2,265)	$103,838	$176,937	$11,462	$(2,019)	$186,380

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2007
	CCUSA	CCAL	Emerging Businesses	Consolidated Total	CCUSA	CCAL	Emerging Businesses	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(14,970)	$(821)	$(4,266)	$(20,057)	$(75,151)	$3,077	$(3,557)	$(75,631)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1,857	—	—	1,857	4,688	—	55	4,743
Integration costs(a)	—	—	—	—	13,917	—	—	13,917
Depreciation, amortization and accretion	128,267	13,128	70	141,465	258,539	13,381	97	272,017
Losses on purchases and redemptions of debt	740	—	—	740	—	—	—	—
Interest and other income (expense)	3,848	(313)	—	3,535	(6,005)	(306)	106	(6,205)
Interest expense and amortization of deferred financing costs	68,018	1,697	—	69,715	169,183	1,621	1	170,805
(Benefit) provision for income taxes	930	193	—	1,123	(38,132)	350	—	(37,782)
Minority interests	—	(891)	(24)	(915)	—	211	(38)	173
Income (loss) from discontinued operations, net of tax	(5,657)	—	—	(5,657)	—	—	—	—
Stock-based compensation charges(b)	7,069	1,326	499	8,894	10,268	1,763	(430)	11,601

Adjusted EBITDA	$190,102	$14,319	$(3,721)	$200,700	$337,307	$20,097	$(3,766)	$353,638

(a)	including stock-based compensation expense
(b)	exclusive of charges included in integration costs

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

15.	Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the six months ended June 30, 2007 is as follows:

Six Months Ended June 30, 2007
(In thousands of shares)
Shares outstanding at December 31, 2006	1,227
Shares granted	1,294
Shares assumed in the Global Signal Merger	92
Shares vested	(116)
Shares forfeited	(34)

Shares outstanding at June 30, 2007	2,463

The following is a summary of the restricted stock awards granted during the six months ended June 30, 2007:

Restricted Stock Award	Grant Date	Shares Awarded	Grant Date Fair Value	Requisite Service Period
		(In thousands of shares)	(In dollars)	(In years)
Performance awards for executives	February	279	$27.54	1.9
Performance awards for non-executive employees	February	260	34.50	2.8
Integration awards	February	673	14.58	1.9
One-off RSA awards	Various	82	34.46	2.2

Total		1,294

Weighted average			$22.64	2.1

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

The weighted-average assumptions used in the determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in the six months ended June 30, 2007 were as follows:

Risk-free rate	4.7%
Expected volatility	28%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $5.4 million and $10.2 million for the six months ended June 30, 2006 and 2007, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of June 30, 2007 is $30.5 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

CCIC Stock Options

The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to any member of executive management since October 2001. During the six months ended June 30, 2007, 0.7 million options were exercised with a weighted-average exercise price of $19.10 per share. The Company received cash of $13.2 million from the exercise of these options. See note 11.

Stock-Based Compensation Expense

The components of stock-based compensation expense from continuing operations are as follows:

	Three Months Ended June 30, 2006				Three Months Ended June 30, 2007
	CCUSA	CCAL	Emerging Business	Total	CCUSA	CCAL	Emerging Business	Total
	(In thousands of dollars)				(In thousands of dollars)
Stock-based compensation expense:
Site rental costs of operations	$50	$—	$—	$50	$128	$—	$—	$128
Network services and other costs of operations	60	—	—	60	106	—	—	106
General and administrative expenses	4,537	171	—	4,708	5,798	430	—	6,228
Corporate development	188	—	374	562	13	—	207	220
Integration costs	—	—	—	—	159	—	—	159

	$4,835	$171	$374	$5,380	$6,204	$430	$207	$6,841

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2007
	CCUSA	CCAL	Emerging Business	Total	CCUSA	CCAL	Emerging Business	Total
	(In thousands of dollars)				(In thousands of dollars)
Stock-based compensation expense:
Site rental costs of operations	$66	$—	$—	$66	$194	$—	$—	$194
Network services and other costs of operations	80	—	—	80	175	—	—	175
General and administrative expenses	6,672	1,326	—	7,998	9,706	1,763	—	11,469
Corporate development	251	—	499	750	193	—	(430)	(237)
Integration costs	—	—	—	—	790	—	—	790

	$7,069	$1,326	$499	$8,894	$11,058	$1,763	$(430)	$12,391

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

16. Restructuring Charges, Integration Costs and Asset Write-Down Charges

At December 31, 2006 and June 30, 2007, other accrued liabilities include $0.2 million and $0.7 million, respectively, related to restructuring charges. During the six months ended June 30, 2007, the Company paid $0.2 million in restructuring charges, all of which was previously accrued. As a result of preliminary allocation of the purchase price for the Global Signal Merger, the Company recorded a restructuring accrual at CCUSA of $0.7 million primarily related to obligations under an office space lease.

During the six months ended June 30, 2006 and 2007, the Company abandoned or disposed of certain towers and recorded asset write-down charges at CCUSA of $1.9 million and $4.7 million, respectively.

During the six months ended June 30, 2007, the Company incurred integration costs at CCUSA related to the Global Signal Merger of $13.9 million, virtually all of which was paid. The integration costs included, among other things, expenses for retention bonus obligations with employees of the former Global Signal of $7.3 million and stock-based compensation charges of $0.8 million related to restricted common stock assumed in the Global Signal Merger.

See also note 18.

17. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2006	2007
	(In thousands of dollars)
Supplemental disclosure of cash flow information:
Interest paid	$61,292	$150,565
Income taxes paid	1,393	2,099

Supplemental disclosure of non-cash investing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax	—	(33,287)

Supplemental disclosure of non-cash financing activities:
Common stock issued and assumption of warrants and restricted common stock in connection with the Global Signal Merger (note 3)	—	3,373,907
Common stock issued in connection with the conversion of debt	100	37
Common stock issued in connection with the exercise of warrants	1,215	5,009
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 6)	37,071	69,435

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

18. Subsequent Events

Spectrum Lease and Modeo Investment

On July 23, 2007, the Company entered into a lease of its U.S. nationwide 1670 – 1675 MHz spectrum (“Spectrum”). The Spectrum is leased to a venture formed by Telcom Ventures, LLC and Columbia Capital LLC (“CCTV”) for a $13 million annual lease fee beginning July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, CCTV will have the right to acquire the Spectrum for $130 million, escalated at the consumer price index (“CPI”) from July 2007, or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. As part of such transaction, the Company has also transferred for nominal consideration the subsidiary holding the assets related to its trial network in New York City. In addition, the Company will be the preferred provider of tower infrastructure for future tower sites during the term of the lease if and as the Spectrum is deployed by CCTV. In conjunction with the above transactions, the Company expects to record a charge to earnings related to the write-off of all or substantially all of its Modeo assets, other than the Spectrum, totaling approximately $57 million in the third quarter of 2007. The Company also plans to discontinue reporting Emerging Businesses, which currently is comprised of the Modeo business, as a reportable segment beginning in the third quarter of 2007.

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

Management Overview

General Overview

We own, operate and lease towers for wireless communications. Our customers lease space on our towers for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This site rental leasing activity represents approximately 94% of our second quarter 2007 consolidated revenues. We engage in such activities through a variety of structures including subleasing and management arrangements. Information concerning our tower portfolio as of June 30, 2007, is as follows.

•	We owned, leased or managed 23,725 towers, including the towers acquired in connection with the Global Signal Merger (see “MD&A—Management Overview—Acquisition of Global Signal” below).

•	We have the most towers (exclusive of rooftop installations) in the U.S. of any wireless tower company with approximately 21,700 towers.

•	We also have 1,438 towers in Australia, and the remainder of our towers are located in Puerto Rico and Canada.

•	Our customers currently include many of the world’s major wireless communications companies, including Sprint Nextel, AT&T, Verizon Wireless, T-Mobile, Alltel, Optus and Vodafone Australia.

•	55% and 72% of our towers in the U.S. and Puerto Rico were located in the 50 and 100 largest BTAs, respectively.

•	We lease, sublease or license the land on which approximately 18,600 of our towers reside.

•	We own in fee or have permanent or long-term easements in the land on which approximately 4,400 of our towers reside.

Business Fundamentals

Our strategy is to increase our recurring revenue and cash flow by leasing space on our towers to wireless companies and, where appropriate, to continue to build, acquire and operate additional towers and wireless infrastructure. Highlights of our business fundamentals are as follows, as discussed further herein or in our 2006 Form 10-K:

•	Potential growth resulting from wireless network expansion

•	Site rental revenue under long-term leases with contracted escalations

•	High quality revenue stream

•	Long-term control of our assets

•	Relatively fixed tower operating costs

•	High incremental margins on organic revenue growth

•	Minimal sustaining capital expenditure requirements

•	Majority of our outstanding debt rated investment grade and have fixed rate coupons

•	Significant cash flow from operations

Acquisition of Global Signal

On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal Entities we acquired.

Global Signal revenues, cost of operations and gross margins for the year ended December 31, 2006 were approximately $496.0 million, $221.2 million and $274.7 million, respectively. See note 3 to our consolidated financial statements for our unaudited pro forma consolidated results of operations for the six months ended June 30, 2006 and 2007 as if the Global Signal Merger were completed as of the beginning of each respective period. We entered into the Global Signal Merger primarily because of the growth opportunities we anticipate the Global Signal tower portfolio will provide including through leveraging our management team and customer service across an enhanced national footprint. We believe the opportunity for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wire line replacement and next generation network builds. See “MD&A—Management Overview—Revenue and Margin Growth.” Secondarily, we believe there will be synergistic opportunities provided by the Global Signal Merger. In 2007, as a result of the Global Signal Merger, we do expect an increase in general and administrative expenses in nominal dollars. However, we expect a decrease in general and administrative expenses as a percentage of revenues. We also expect to incur costs of between approximately $24 million to $33 million for the year ended December 31, 2007 to integrate the Global Signal Entities into our internal control structure and operations.

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

The total purchase price of approximately $4.0 billion includes the fair value of common stock issued (using a $34.20 per share value) of $3.4 billion, the Cash Consideration, the fair value of Global Signal restricted common stock and warrants assumed and estimated transaction costs. The preliminary allocation of the total purchase price for the Global Signal Merger, subject to future adjustment in the allocation of the purchase price, can be found in note 3 to our consolidated financial statements. We expect to finalize the purchase price allocation in the third quarter of 2007. See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

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

Revenue and Margin Growth

Our net revenues grew for the three months ended June 30, 2007 by $149.1 million, or 76.9%, to $342.9 million from the three months ended June 30, 2006. Our net revenues grew for the six months ended June 30, 2007 by $282.1 million, or 74.9%, to $658.6 million from the six months ended June 30, 2006. The increase in net revenues was driven by an increase in site rental revenues that was primarily related to the towers acquired on January 12, 2007 in connection with the Global Signal Merger (see “MD&A—Segment Results of Operations—CCUSA”). The remaining increase in site rental revenues was primarily from new customer additions (or modifications to existing installations) on our existing towers and, to a lesser extent, new towers acquired or built during or after the first quarter of 2006. New customer additions and modifications were influenced by on-going demand for additional antenna space primarily due to the continued strong growth in wireless minutes of use, the introduction of new data services by wireless carriers and the launch of new wireless networks. We expect network services revenues to continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

We generally receive monthly rental payments from customers, payable under site leases. New leases recently entered into by CCUSA typically have original terms of seven to 10 years (with three or four optional renewal periods of five years each) and provide for annual price increases based upon a consumer price index, a fixed percentage or a combination thereof. As a result of our long-term (five to 10 year) contracts with our customers, in any given year approximately 95% of our site rental revenues, excluding acquisitions, are contracted for in a prior year and are of a recurring nature.

Site rental gross margins (site rental revenues less site rental costs of operations) for the three months ended June 30, 2007 increased by $91.9 million, or 77.8%, to $210.2 million from the three months ended June 30, 2006. Site rental gross margins (site rental revenues less site rental costs of operations) for the six months ended June 30, 2007 increased by $172.9 million, or 75.0%, to $403.4 million from the six months ended June 30, 2006. The increase in the site rental gross margins was primarily driven by the increase in site rental revenues. We expect that increases in site rental revenues resulting from new customer additions (or modifications to existing installations) on our existing towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

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

Spectrum Lease and Modeo Investment

On July 23, 2007, we entered into a lease of our Spectrum. The Spectrum is leased to CCTV for a $13 million annual lease fee beginning July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, CCTV will have the right to acquire the Spectrum for $130 million, escalated at CPI from July 2007, or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. As part of such transaction, we also transferred for nominal consideration our subsidiary holding the assets related to our trial network in New York City. In addition, we will be the preferred provider of tower infrastructure for future tower sites during the term of the lease if and as the Spectrum is deployed by CCTV. See “Part II—Other Informantion—Item 1A. Risk Factors.”

As a result of the transactions described above, substantially all of our future operating and administrative expenses in Modeo are expected to be eliminated. We also expect to write-off all or substantially all of our Modeo assets, other than the Spectrum, in the third quarter of 2007.

Secondary Stock Offering

In connection with the Global Signal Merger, we entered into a Stockholders Agreement with the Global Signal Significant Stockholders and filed an automatic shelf registration statement with the SEC registering certain shares of common stock received by the Global Signal Significant Stockholders. On June 27, 2007, the Global Signal Significant Stockholders announced a secondary offering of approximately 36.4 million shares of common stock pursuant to an automatic shelf registration statement previously filed with the SEC and the Stockholders Agreement. On July 5, 2007, the secondary offering was completed. We did not receive any proceeds from the sale of the common stock by the selling stockholders. Following the completion of the secondary offering, the Global Signal Significant Stockholders have the right to require us to conduct a marketed secondary offering related to an aggregate of 12.4 million shares, subject to certain restrictions.

Consolidated Results of Operations

Comparison of Three and Six Months Ended June 30, 2006 and 2007

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$169,160	87.3%	$322,336	94.0%	$153,176	90.6%
Network services and other	24,616	12.7%	20,534	6.0%	(4,082)	(16.6)%

	193,776	100.0%	342,870	100.0%	149,094	76.9%

Operating expenses:
Costs of operations (a):
Site rental	50,927	30.1%	112,166	34.8%	61,239	120.2%
Network services and other	15,880	64.5%	14,679	71.5%	(1,201)	(7.6)%

Total costs of operations	66,807	34.5%	126,845	37.0%	60,038	89.9%
General and administrative	25,825	13.3%	34,216	10.0%	8,391	32.5%
Corporate development	2,686	1.4%	2,111	0.6%	(575)	(21.4)%
Asset write-down charges	1,522	0.8%	3,391	1.0%	1,869	*
Integration costs	—	—	5,069	1.5%	5,069	*
Depreciation, amortization and accretion	69,374	35.8%	133,324	38.8%	63,950	92.2%

Operating income (loss)	27,562	14.2%	37,914	11.1%	10,352	37.6%
Loss on purchases and redemptions of debt	(740)	(0.4)%	—	—	740	*
Interest and other income (expense)	(2,199)	(1.1)%	2,906	0.8%	5,105	*
Interest expense and amortization of deferred financing costs	(37,455)	(19.3)%	(88,790)	(25.9)%	(51,335)	137.1%

Income (loss) from continuing operations before income taxes and minority interests	(12,832)	(6.6)%	(47,970)	(14.0)%	(35,138)	*
Benefit (provision) for income taxes	(507)	(0.3)%	15,620	4.6%	16,127	*
Minority interests	4	—	(390)	(0.1)%	(394)	*

Income (loss) from continuing operations	(13,335)	(6.9)%	(32,740)	(9.5)%	(19,405)	*
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	*

Net income (loss)	$(13,335)	(6.9)%	$(32,740)	(9.5)%	$(19,405)	*

*:	Percentage is not meaningful
(a)	exclusive of depreciation, amortization and accretion shown separately.

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Dollar Change	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$331,057	87.9%	$622,128	94.5%	$291,071	87.9%
Network services and other	45,384	12.1%	36,451	5.5%	(8,933)	(19.7)%

	376,441	100.0%	658,579	100.0%	282,138	74.9%

Operating expenses:
Costs of operations (a):
Site rental	100,617	30.4%	218,761	35.2%	118,144	117.4%
Network services and other	29,666	65.4%	26,452	72.6%	(3,214)	(10.8)%

Total costs of operations	130,283	34.6%	245,213	37.2%	114,930	88.2%
General and administrative	49,988	13.3%	68,033	10.3%	18,045	36.1%
Corporate development	4,364	1.1%	3,296	0.5%	(1,068)	(24.5)%
Asset write-down charges	1,857	0.5%	4,743	0.7%	2,886	*
Integration costs	—	—	13,917	2.1%	13,917	*
Depreciation, amortization and accretion	141,465	37.6%	272,017	41.4%	130,552	92.3%

Operating income (loss)	48,484	12.9%	51,360	7.8%	2,876	5.9%
Loss on purchases and redemptions of debt	(740)	(0.2)%	—	—	740	*
Interest and other income (expense)	(3,535)	(0.9)%	6,205	0.9%	9,740	*
Interest expense and amortization of deferred financing costs	(69,715)	(18.6)%	(170,805)	(25.9)%	(101,090)	145.0%

Income (loss) from continuing operations before income taxes and minority interests	(25,506)	(6.8)%	(113,240)	(17.2)%	(87,734)	*
Benefit (provision) for income taxes	(1,123)	(0.3)%	37,782	5.7%	38,905	*
Minority interests	915	0.3%	(173)	—	(1,088)	*

Income (loss) from continuing operations	(25,714)	(6.8)%	(75,631)	(11.5)%	(49,917)	*
Income (loss) from discontinued operations, net of tax	5,657	1.5%	—	—	(5,657)	*

Net income (loss)	$(20,057)	(5.3)%	$(75,631)	(11.5)%	$(55,574)	*

*:	Percentage is not meaningful
(a)	exclusive of depreciation, amortization and accretion shown separately.

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

Net revenues for the three months ended June 30, 2007 increased by $149.1 million, or 76.9%, to $342.9 million from the three months ended June 30, 2006. Net revenues for the six months ended June 30, 2007 increased by $282.1 million, or 74.9%, to $658.6 million from the six months ended June 30, 2006. The increase in net revenues for the three and six months ended June 30, 2007 resulted from an increase in site rental revenues of $153.2 million and $291.1 million, respectively, or 90.6% and 87.9%, from the same periods in the prior year. CCUSA accounted for 97.4% and 97.4%, respectively, of the total increase in site rental revenues for the three and six months ended June 30, 2007 from the same periods in the prior year. The increase in site rental revenues was primarily related to the towers acquired on January 12, 2007 in connection with the Global Signal Merger (see

“MD&A—Segment Results of Operations—CCUSA”). The remaining increase in our site rental revenues was primarily driven by new tenant additions (or modifications to existing installations) and, to a lesser extent, the leases related to the 474 towers acquired from Mountain Union in July 2006 (see “MD&A—Segment Results of Operations—CCUSA”).

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

Network services and other revenues for the three months ended June 30, 2007 decreased by $4.1 million, or 16.6%, from the three months ended June 30, 2006. Network services and other revenues for the six months ended June 30, 2007 decreased by $8.9 million, or 19.7%, from the six months ended June 30, 2006. The decrease in the network services and other revenues reflects the variable nature of the network services business as these revenues are typically not under long-term contract. The towers acquired from Global Signal did not have a significant impact on the network services revenues for the first and second quarter of 2007 since Global Signal did not operate a network services business. However, we expect the Global Signal Merger to positively impact network services revenues in the future as we begin to market our services for the Global Signal towers.

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

Site rental gross margins for the three months ended June 30, 2007 increased by $91.9 million, or 77.8%, to $210.2 million from the three months ended June 30, 2006. Site rental gross margins for the six months ended June 30, 2007 increased by $172.9 million, or 75.0%, to $403.4 million from the six months ended June 30, 2006. The increase in the site rental gross margins was related to the previously mentioned increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger (from the date of acquisition) and, to a lesser extent, from new customer additions (or modifications to existing installations) and the 474 towers acquired from Mountain Union.

Site rental gross margins were affected by the non-cash portions of site rental revenues, ground lease expenses, stock-based compensation expenses for those employees directly related to U.S. tower operations and the amortization of below-market and above-market leases. The non-cash impact on site rental gross margins for the three and six months ended June 30, 2007 related to the towers acquired from Global Signal was $2.5 million and $2.7 million, respectively. The following is a summary of the components of the non-cash portions of our site rental gross margins.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$5,190	$10,924	$10,528	$21,537
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(4,360)	(8,931)	(8,642)	(18,786)
Stock-based compensation expenses	(50)	(128)	(66)	(194)
Net amortization of below-market and above-market leases	—	68	—	160

Total	$780	$1,933	$1,820	$2,717

General and administrative expenses for the three months ended June 30, 2007 increased by $8.4 million, or 32.5%, from the three months ended June 30, 2006 but decreased to 10.0% of net revenues from 13.3%. General and administrative expenses for the six months ended June 30, 2007 increased by $18.0 million, or 36.1%, from the six months ended June 30, 2006 but decreased to 10.3% of net revenues from 13.3%. General and administrative expenses for the three and six months ended June 30, 2007 included stock-based compensation expense of $6.2 million and $11.5 million, respectively, which represents an increase of $1.5 million and $3.5 million from same period in the prior year (see “MD&A—Segment Results of Operations—CCUSA”). The remainder of the increase in general and administrative expenses was primarily related to headcount additions and related other employee costs as a result of the Global Signal Merger. We anticipate that general and administrative expenses will decrease as a percentage of net revenue due to certain cost savings that may result from the Global Signal Merger; however, there can be no assurance that these cost savings will be achieved.

Integration costs for the three and six months ended June 30, 2007 were $5.1 million and $13.9 million, respectively and were related to the Global Signal Merger. See “MD&A—Segment Results of Operations—CCUSA.”

Depreciation, amortization and accretion for the three months ended June 30, 2007 increased by $64.0 million, or 92.2%, from the three months ended June 30, 2006, virtually all of which related to CCUSA. Depreciation, amortization and accretion for the six months ended June 30, 2007 increased by $130.6 million, or 92.3%, from the six months ended June 30, 2006, virtually all of which related to CCUSA. The increase for the three and six months ended June 30, 2007 was primarily attributable to depreciation and amortization of property and equipment and intangible assets recorded in connection with the preliminary purchase price allocation for the Global Signal Merger. See “MD&A—Segment Results of Operations—CCUSA.”

Interest expense was $88.8 million for the three months ended June 30, 2007, an increase of $51.3 million, or 137.1%. Interest expense was $170.8 million for the six months ended June 30, 2007, an increase of $101.1 million, or 145.0%. The increase in interest expense was due to the issuance of the 2006 Tower Revenue Notes, the mortgage loans that remained outstanding as obligations of the Global Signal Entities we acquired, and the term loans issued in 2007, offset by the repayment of the 2006 Credit Facility. See “MD&A—Segment Results of Operations—CCUSA.”

Benefit (provision) for income taxes for the three and six months ended June 30, 2007 was a benefit of $15.6 million and $37.8 million, respectively, compared to a provision of ($0.5) million and ($1.1) million for the three and six months ended June 30, 2006, respectively. The change from a provision to a benefit was related to our change from a net deferred tax asset position to a net deferred tax liability position that resulted from the deferred tax liability of $572.7 million recorded as part of the preliminary allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $286.1 million. See “MD&A—Segment Results of Operations—CCUSA”.

In May 2007, CCAL (our 77.6% majority-owned subsidiary) issued a capital return of approximately $166.0 million, including $37.2 million to the minority shareholder of CCAL. Upon issuance of the capital return, we recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interest in CCAL. The borrowing and related capital return was issued to increase the leverage of the CCAL business. The losses applicable to the minority interest shareholders will be included in our results in the future as long as their share of the CCAL losses exceeds their equity interest.

Segment Results of Operations

Our reportable operating segments for the six months ended June 30, 2007 are (i) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, (ii) CCAL, our Australian tower operations, and (iii) Emerging Businesses, our Modeo business. Our financial results are reported to management and the Board of Directors in this manner. We have reclassified the Corporate Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. Segment information for all periods has been reclassified to reflect this change in reportable segments. We also plan to discontinue reporting the Emerging Businesses, which is currently comprised of the Modeo business, as a reportable segment beginning in the third quarter of 2007. See “MD&A—Management Overview—Spectrum Lease and Modeo Investment.”

See note 14 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA.

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

CCUSA—Three Months Ended June 30, 2006 and 2007

Net revenues for the three months ended June 30, 2007 increased by $145.1 million, or 81.9%, from the three months ended June 30, 2006. This increase in net revenues resulted from an increase in site rental revenues of $149.2 million, or 96.6%, for the same periods. For the three months ended June 30, 2007, the site rental revenues from the towers acquired in connection with the Global Signal Merger was $132.0 million or approximately 88.5% of the increase in site rental revenues for the three months ended June 30, 2007 from the three months ended June 30, 2006. The remaining increase in our site rental revenues of $17.2 million or 11.5% of the CCUSA segment was primarily driven by the following that occurred during or after the second quarter of 2006: (i) new tenant additions (or modifications to existing installations) and, to a lesser extent, (ii) the leases related to the 474 towers acquired from Mountain Union.

Site rental gross margins for the three months ended June 30, 2007 increased by $89.4 million, or 82.6%, from the three months ended June 30, 2006. The increase in the site rental gross margins was related to the previously mentioned 96.6% increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger and, to a lesser extent, from new customer additions (or modifications to existing installations) and the 474 towers acquired from Mountain Union. Site rental gross margins as a percentage of site rental revenues for the three months ended June 30, 2007 decreased by 5.0 percentage points from the three months ended June 30, 2006 to 65.0% primarily as a result of the less mature Global Signal towers that have lower revenues per tower and higher ground rent expense as a percentage of revenues than our existing towers. We believe the Global Signal towers have significant latent revenue and margin growth opportunities provided by potential future additional leasing of those towers.

General and administrative expenses for the three months ended June 30, 2007 increased by $7.9 million, or 34.4%, from the three months ended June 30, 2006 but decreased to 9.6% of net revenues from 13.0%. General and administrative expenses for the three months ended June 30, 2007 included stock-based compensation expenses of $5.8 million which represents an increase of $1.3 million from three months ended June 30, 2006. The increase in stock-based compensation was primarily due to an increase of 1.2 million shares of unvested restricted common stock from June 30, 2006 to June 30, 2007. As of January 1, 2006, nearly all of our restricted common stock had early vested in prior periods; but during the year ended December 31, 2006 and the six months ended June 30, 2007, there were no early vestings. The early vesting of our restricted common stock in the future may influence the timing of recognition of our stock-based compensation expense (see note 15 to our consolidated financial statements). The remainder of the increase in general and administrative expenses was primarily related to headcount additions and related employee costs as a result of the Global Signal Merger. We anticipate that general and administrative expenses will decrease as a percentage of net revenue due to certain cost savings that may result from the Global Signal Merger; however, there can be no assurance that these cost savings will be achieved.

Adjusted EBITDA for the three months ended June 30, 2007 increased by $79.6 million, or 81.8%, from the three months ended June 30, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase of 81.9% in our net revenues including the towers acquired in connection with the Global Signal Merger and the new customer additions (or modifications to existing installations).

Integration costs for the three months ended June 30, 2007 were $5.1 million and were related to the Global Signal Merger and included, among other things, expenses for retention bonus obligations with employees of the former Global Signal of $1.4 million and stock-based compensation charges of $0.2 million with respect to restricted common stock assumed in the Global Signal Merger.

Depreciation, amortization and accretion for the three months ended June 30, 2007 increased by $63.7 million, or 101.8%, from the three months ended June 30, 2006. The increase for the three months ended June 30, 2007 was primarily attributable to depreciation of property and equipment and amortization of intangible assets of $31.0 million and $30.9 million, respectively that were recorded in connection with the preliminary purchase price allocation for the Global Signal Merger. The depreciation expense for the three months ended June 30, 2007 on the towers acquired from Global Signal was inclusive of $2.8 million related to towers with original useful lives (as defined) less than one year. Depreciation on towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for the three months ended June 30, 2007 increased by $51.4 million, or 140.2%, from the three months ended June 30, 2006. The increase for the three months ended June 30, 2007 was primarily attributable to additional indebtedness of approximately $3.0 billion from June 30, 2006 to June 30, 2007. The components of the increase in indebtedness include (i) the issuance of the 2006 Tower Revenue Notes ($1.55 billion), (ii) the mortgage loans ($1.8 billion) that remained outstanding as obligations of the Global Signal Entities we acquired, and (iii) the issuance of term loans ($650.0 million) during 2007. This additional indebtedness was offset by the repayment of the borrowings under the previously existing credit agreement dated as of June 1, 2006. For the three months ended June 30, 2007, interest expense and amortization of deferred financing costs related to the 2006 Tower Revenue Notes and mortgage loans totaled $23.5 million and $26.6 million, respectively. We believe our recent financing transactions have simplified our capital structure at attractive rates while maintaining our targeted leverage ratios and have allowed us to make investments that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns. See “MD&A—Liquidity and Capital Resources—Overview.”

Benefit (provision) for income taxes for the three months ended June 30, 2007 was a benefit of $15.9 million compared to a provision of $(0.4) million for the three months ended June 30, 2006. We recorded a deferred tax liability of $572.7 million as part of the preliminary allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $286.1 million. As a result, we (i) are no longer in a net deferred tax asset position, (ii) are no longer recording a valuation allowance on net deferred tax assets because of our historical net operating losses, and (iii) can record the benefit of tax impacts of our results in the statement of operations and comprehensive income (loss).

Net income (loss) for the three months ended June 30, 2007 was a loss of $33.1 million representing an increase of $21.4 million from the three months ended June 30, 2006 primarily due to (i) the results of the towers acquired in connection with the Global Signal Merger including $62.2 million of depreciation, amortization and accretion, (ii) increases in our interest expense related to additional debt, and (iii) the other previously mentioned items.

CCUSA—Six Months Ended June 30, 2006 and 2007

Net revenues for the six months ended June 30, 2007 increased by $274.9 million, or 79.4%, from the six months ended June 30, 2006. This increase in net revenues resulted from an increase in site rental revenues of $283.8 million, or 93.2%, for the same periods. From the date of acquisition to June 30, 2007, the site rental revenues from the towers acquired in connection with the Global Signal Merger was $245.5 million or approximately 86.5% of the increase in site rental revenues for the six months ended June 30, 2007 from the six months ended June 30, 2006. The remaining increase in our site rental revenues of $38.3 million or 13.5% of the CCUSA segment was primarily driven by the following that occurred during or after the first quarter of 2006: (i) new tenant additions (or modifications to existing installations) and, to a lesser extent, (ii) the leases related to the 474 towers acquired from Mountain Union.

Site rental gross margins for the six months ended June 30, 2007 increased by $168.2 million, or 79.0%, from the six months ended June 30, 2006. The increase in the site rental gross margins was related to the previously mentioned 93.2% increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger (from the date of acquisition) and, to a lesser extent, from new customer additions (or modifications to existing installations) and the 474 towers acquired from Mountain Union. Site rental gross margins as a percentage of site rental revenues for the six months ended June 30, 2007 decreased by 5.1 percentage points from the six months ended June 30, 2006 to 64.8% primarily as a result of the less mature Global Signal towers that have lower revenues per tower and higher ground rent expense as a percentage of revenues than our existing towers. We believe the Global Signal towers have significant latent revenue and margin growth opportunities provided by potential future additional leasing of those towers.

General and administrative expenses for the six months ended June 30, 2007 increased by $17.9 million, or 41.4%, from the six months ended June 30, 2006 but decreased to 9.8% of net revenues from 12.5%. General and administrative expenses for the six months ended June 30, 2007 included stock-based compensation expenses of $9.7 million which represents an increase of $3.0 million from six months ended June 30, 2006. The increase in stock-based compensation was primarily due to an increase of 1.3 million shares of unvested restricted common stock from June 30, 2006 to June 30, 2007. As of January 1, 2006, nearly all of our restricted common stock had early vested in prior periods; but during the year ended December 31, 2006 and the six months ended June 30, 2007, there were no early vestings. The early vesting of our restricted common stock in the future may influence the timing of recognition of our stock-based compensation expense (see note 15 to our consolidated financial statements). The remainder of the increase in general and administrative expenses was primarily related to headcount additions and related employee costs as a result of the Global Signal Merger. We anticipate that general and administrative expenses will decrease as a percentage of net revenue due to certain cost savings that may result from the Global Signal Merger; however, there can be no assurance that these cost savings will be achieved.

Adjusted EBITDA for the six months ended June 30, 2007 increased by $147.2 million, or 77.4%, from the six months ended June 30, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase of 79.4% in our net revenues including the towers acquired in connection with the Global Signal Merger (from January 12, 2007 to June 30, 2007) and the new customer additions (or modifications to existing installations).

Integration costs for the six months ended June 30, 2007 were $13.9 million and were related to the Global Signal Merger and included, among other things, expenses for retention bonus obligations with employees of the former Global Signal of $7.3 million and stock-based compensation charges of $0.8 million with respect to restricted common stock assumed in the Global Signal Merger.

Depreciation, amortization and accretion for the six months ended June 30, 2007 increased by $130.3 million, or 101.6%, from the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 was primarily attributable to depreciation of property and equipment and amortization of intangible assets of $72.9 million and $57.1 million, respectively, from the date of acquisition to June 30, 2007 recorded in connection with the preliminary purchase price allocation for the Global Signal Merger. The depreciation expense on the towers acquired from Global Signal was inclusive of $17.5 million related to towers with useful lives (as defined) less than one year. Depreciation on towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for the six months ended June 30, 2007 increased by $101.2 million, or 148.7%, from the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 was primarily attributable to additional indebtedness of approximately $3.0 billion from June 30, 2006 to June 30, 2007. The components of the increase in indebtedness include (i) the issuance of the 2006 Tower Revenue Notes ($1.55 billion), (ii) the mortgage loans ($1.8 billion) that remained outstanding as obligations of the Global Signal Entities we acquired, and (iii) the issuance of term loans ($650.0 million) during 2007. This additional indebtedness was offset by the repayment of the borrowings under the previously existing credit agreement dated as of June 1, 2006. For the six months ended June 30, 2007, interest expense and amortization of deferred financing costs related to the 2006 Tower Revenue Notes and mortgage loans totaled $47.1 million and $50.0 million, respectively. We believe our recent financing transactions have simplified our capital structure at attractive rates while maintaining our targeted leverage ratios and have allowed us to make investments that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns. See “MD&A—Liquidity and Capital Resources—Overview.”

Benefit (provision) for income taxes for the six months ended June 30, 2007 was a benefit of $38.1 million compared to a provision of $(0.9) million for the six months ended June 30, 2006. We recorded a deferred tax liability of $572.7 million as part of the preliminary allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $286.1 million. As a result, we (i) are no longer in a net deferred tax asset position, (ii) are no longer recording a valuation allowance on net deferred tax assets because of our historical net operating losses, and (iii) can record the benefit of tax impacts of our results in the statement of operations and comprehensive income (loss).

Net income (loss) for the six months ended June 30, 2007 was a loss of $75.2 million representing an increase of $60.2 million from the six months ended June 30, 2006 primarily due to (i) the results of the towers acquired in connection with the Global Signal Merger including $130.4 million of depreciation, amortization and accretion, (ii) increases in our interest expense related to additional debt, and (iii) the other previously mentioned items.

CCAL—Three Months Ended June 30, 2006 and 2007

Total net revenues for the three months ended June 30, 2007 increased by $4.0 million, or 23.9%, from the three months ended June 30, 2006. The increase in total net revenues was primarily due to growth in site revenues from new customer additions (or modifications to existing installations) on our towers, exchange rate fluctuations and contractual escalations on existing leases with variable escalations. Included in our site rental revenues is a contractual payment of $2.1 million and $2.4 million for the three months ended June 30, 2006 and June 30, 2007, respectively, related to a fee for the shortfall in a contractually committed number of site licenses.

Adjusted EBITDA for the three months ended June 30, 2007 increased by $2.7 million, or 30.7%, from the three months ended June 30, 2006. Adjusted EBITDA was positively impacted by the incremental margin from the new customer additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $3.0 million, or 28.5%, to 72.2% of site rental revenues, for the three months ended June 30, 2007, from $10.5 million, or 71.5% of site rental revenues for the three months ended June 30, 2006.

Net income (loss) for the three months ended June 30, 2007 was income of $2.7 million an improvement of $1.6 million, or 153.0% from the three months ended June 30, 2006. The improvement in net income was primarily driven by the same factors that drove the improvement in Adjusted EBITDA partially offset by the minority interest shareholder’s 22.4% portion of the results. See “MD&A—Consolidated Results of Operations—Comparison of Three and Six Months Ended June 30, 2006 and 2007” for a discussion of the minority interest.

The increases and decreases between the three months ended June 30, 2007 and the three months ended June 30, 2006 were inclusive of exchange rate fluctuations. Changes between the two periods were influenced by the average exchange rates for the three months ended June 30, 2006 and 2007 of 0.747 and 0.832, respectively. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

CCAL—Six Months Ended June 30, 2006 and 2007

Total net revenues for the six months ended June 30, 2007 increased by $7.2 million, or 24.0%, from the six months ended June 30, 2006. The increase in total net revenues was primarily due to growth in site revenues from new customer additions (or modifications to existing installations) on our towers, exchange rate fluctuations and contractual escalations on existing leases with variable escalations. Included in our site rental revenues is a contractual payment of $2.1 million and $2.4 million for the six months ended June 30, 2006 and June 30, 2007, respectively, related to a fee for the shortfall in a contractually committed number of site licenses.

Adjusted EBITDA for the six months ended June 30, 2007 increased by $5.8 million, or 40.4%, from the six months ended June 30, 2006. Adjusted EBITDA was positively impacted by the incremental margin from the new customer additions (or modifications to existing installations) on existing towers and contractual escalations on existing leases with variable escalations. Site rental gross margins increased by $5.7 million, or 31.3%, to 70.6% of site rental revenues for the six months ended June 30, 2007, from $18.1 million, or 68.6% of site rental revenues for the six months ended June 30, 2006.

Net income (loss) for the six months ended June 30, 2007 was income of $3.1 million an improvement of $3.9 million from the six months ended June 30, 2006. The change from net loss to net income was primarily driven by the same factors that drove the improvement in Adjusted EBITDA partially offset by the minority interest shareholder’s 22.4% portion of the results. See “MD&A—Consolidated Results of Operations—Comparison of Three and Six Months Ended June 30, 2006 and 2007” for a discussion of the minority interest.

The increases and decreases between the six months ended June 30, 2007 and the six months ended June 30, 2006 were inclusive of exchange rate fluctuations. Changes between the two periods were influenced by the average exchange rates for the six months ended June 30, 2006 and 2007 of 0.743 and 0.809, respectively. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Emerging Businesses—Three Months Ended June 30, 2006 and 2007

For the three months ended June 30, 2007, the net loss of $2.3 million decreased by $0.3 million from the three months ended June 30, 2006. For the three months ended June 30, 2006 and 2007, Adjusted EBITDA was $(2.3) million and $(2.0) million, respectively. The net loss and Adjusted EBITDA consisted of the operating costs of Modeo, primarily payroll and related employee costs. See “MD&A—Management Overview—Spectrum Lease and Modeo Investment.”

Emerging Businesses—Six Months Ended June 30, 2006 and 2007

For the six months ended June 30, 2007, the net loss of $3.6 million decreased by $0.7 million from the six months ended June 30, 2006. For the six months ended June 30, 2006 and 2007, Adjusted EBITDA was $(3.7) million and $(3.8) million, respectively. The net loss and Adjusted EBITDA consisted of the operating costs of Modeo, primarily payroll and related employee costs. The net loss was impacted by a decrease in stock-based compensation charges of $0.9 million from the six months ended June 30, 2007 to the six months ended June 30, 2006. See “MD&A—Management Overview—Spectrum Lease and Modeo Investment.”

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. As such, we expect to continue:

(1)	to acquire or build new towers, extend leaseholds on the land on which our towers are located, acquire the land on which our towers are located and make improvements to existing towers,

(2)	to opportunistically purchase our own common stock or preferred stock from time to time, and

(3)	to a lesser extent, make investments in adjacent businesses that we believe are complementary to our core tower leasing business when the expected returns from such investments meet our investment return criteria.

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

Our long-term business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. We expect that the majority of our discretionary investments will occur in connection with strategic tower acquisitions like the Global Signal Merger, purchases of our common or preferred stock, purchases of land under our towers, modifications and reinforcements of our existing towers for new customer additions, selected new tower builds and, to a lesser extent, investments in adjacent businesses. We may incur additional indebtedness on a discretionary basis to fund these investments. Our long-term business strategy may be influenced over the near term as a result of the debt and equity financing of the Global Signal Merger and the related commitment of time and expense to the execution of the integration of Global Signal’s business.

Liquidity Position. As of June 30, 2007, we had consolidated cash and cash equivalents of $92.4 million (exclusive of restricted cash of $151.6 million), consolidated long-term and short-term debt of $6.0 billion, consolidated redeemable preferred stock of $313.3 million and consolidated stockholders equity of $3.5 billion. We currently have $250.0 million of available borrowings under the 2007 Revolver.

Net Cash from Operations

A summary of our net cash provided by operating activities (from our consolidated statement of cash flows) is as follows:

	Six Months Ended June 30,
	2006	2007
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$118,372	$118,738

The net cash provided by operating activities increased by $0.4 million, or 0.3%, from the six months ended June 30, 2006 due primarily to the cash flow generated by the towers acquired in connection with the Global Signal Merger and the growth in our core site rental leasing, offset by an increase in cash interest paid of $89.3 million, payments for merger-related fees incurred by Global Signal of approximately $16.3 million, prepayments of long-term easements for land under our towers of $13.7 million and integration costs related to the Global Signal Merger of $13.1 million. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods largely due to the timing of payments.

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

A summary of our capital expenditures (including the total capital expenditures which can be found on our consolidated statement of cash flows) is as follows:

	Six Months Ended June 30,
	Sustaining Capital Expenditures		Revenue Generating Capital Expenditures		Total Capital Expenditures
	2006	2007	2006	2007	2006	2007
	(In thousands of dollars)
CCUSA	$3,603	$8,603	$29,233	$98,772	$32,836	$107,375
CCAL	576	861	1,083	10,974	1,659	11,835
Emerging Businesses	45	51	14,734	5,664	14,779	5,715

Consolidated	$4,224	$9,515	$45,050	$115,410	$49,274	$124,925

For the six months ended June 30, 2007, total capital expenditures increased $75.7 million, or 153.5%, from the six months ended June 30, 2006. The increase in sustaining capital expenditures was primarily related to the towers acquired in connection with the Global Signal Merger. The net increase in revenue generating capital expenditures was primarily related to a $53.0 million increase in purchases of land under our towers comprised of $52.3 million and $0.7 million by CCUSA and CCAL, respectively, as a result of execution and expansion of our Portfolio Extension Program related to (i) our existing towers and (ii) those acquired in connection with the Global Signal Merger.

Our decisions regarding revenue generating capital expenditures such as the purchases of land under our towers, enhancement of towers, the construction of new towers, investments in emerging businesses and the construction of DAS Sites are discretionary and depend upon expectations of achieving acceptable risk-adjusted returns (given current market conditions). Such decisions are influenced by the availability of capital and expected returns on alternative investments. See also “MD&A—Management Overview—Spectrum Lease and Modeo Investment” for a discussion regarding the Modeo business.

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

Financing Activities

For the six months ended June 30, 2006 and 2007, our net cash provided by (used for) financing activities was $382.4 million and $(8.1) million, respectively. The net cash provided by (used for) financing activities in 2007 was exclusive of the approximate $1.8 billion of debt that remained outstanding as obligations of the Global Signal Entities we acquired. The following is a summary of the significant financing transactions completed in 2007 including the debt that remained outstanding as obligations of the Global Signal Entities we acquired.

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

In January 2007, CCOC entered into a currently undrawn revolving credit facility for $250.0 million that matures in January 2008. Availability of the revolving credit facility at any time will be determined by certain financial ratios. CCIC has guaranteed CCOC’s revolving credit facility and the two term loans. We may use the remaining $50.0 million borrowed under the term loans and the availability under the revolving credit facility for general corporate purposes which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. See note 6 to our consolidated financial statements.

Common Stock Activity. A summary of common stock activity for the six months ended June 30, 2007 is as follows:

Six Months Ended June 30, 2007
(In thousands of shares)
Shares outstanding at beginning of period	202,081
Shares issued in the Global Signal Merger	98,049
Restricted stock awards granted	1,294
Restricted stock awards assumed in the Global Signal Merger	92
Common stock purchased	(17,714)
Stock options exercised	698
Other activity	136

Shares outstanding at end of period	284,636

On January 12, 2007, we issued approximately 98.1 million shares of common stock in the Global Signal Merger. See “MD&A—Management Overview—Acquisition of Global Signal.” See note 15 to our consolidated financial statements for a discussion of the restricted stock granted during the six months ended June 30, 2007. On January 19, 2007, we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders. We paid $600.3 million in cash or approximately $33.89 per share to effect these purchases. See “MD&A—Management Overview—Purchases and Investments.”

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and note 6 to the consolidated financial statements.

CCAL Capital Return. See “MD&A—Consolidated Results of Operations—Comparison of Three and Six Months Ended June 30, 2006 and 2007” for a discussion of the minority interest and CCAL capital return.

Financing Restrictions. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. As of and for the six months ended June 30, 2007, the Company and its subsidiaries had no financial covenant violations. Various of our debt obligations also place other restrictions on the ability of CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

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

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (i) are most important to the portrayal of our financial condition and results of operations and (ii) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates as of December 31, 2006 are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2006 Form 10-K. Other than those discussed below, the critical accounting policies and estimates in place for the year ended December 31, 2006 have not significantly changed from the critical accounting policies for the six months ended June 30, 2007.

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

We review the carrying values of property and equipment, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (i) a deterioration in an asset’s financial performance compared to historical results, (ii) a shortfall in an asset’s financial performance compared to forecasted results, or (iii) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

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

Future declines in our site leasing business could result in an impairment of goodwill, property and equipment or intangible assets in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill, property and equipment or intangible assets.

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in tax positions. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a decrease in accumulated deficit and a decrease in contingent tax liabilities through a cumulative effect adjustment of $4.7 million. See notes 2 and 10 to our consolidated financial statements.

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

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in interest rates, equity security prices and foreign currency exchange rates, which may adversely affect our results of operations and financial position.

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of June 30, 2007, we had $650.0 million of floating rate indebtedness, or approximately 10.8% of total debt. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve month period would increase our interest expense by approximately $6.5 million.

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

The following tables provide information about our market risk related to changes in interest rates. The forward starting interest rate swaps, future minimum principal payment obligations and weighted-average coupon rates on our existing long-term debt are presented as of June 30, 2007.

	Future Minimum Principal Payment Obligations by Expected Year of Maturity
	Interest Rate	Outstanding Balance	2008	2009	2010	2011	2012	Thereafter
	(In thousands of dollars)
Fixed rate debt:
2006 Mortgage Loan	5.69%	$1,550,000	$—	$—	$—	$1,550,000	$—	$—
2004 Mortgage Loan	4.74%	293,825	—	293,825	—	—	—	—
2006 Tower Revenue Notes(a)	5.71%	1,550,000	—	—	—	1,550,000	—	—
2005 Tower Revenue Notes(a)	4.89%	1,900,000	—	—	1,900,000	—	—	—
4% Convertible Senior Notes	4.00%	63,839	—	—	63,839	—	—	—
7.5% Senior Notes	7.50%	51	—	—	—	—	—	51

Total fixed rate debt	5.34%	$5,357,715	$—	$293,825	$1,963,839	$3,100,000	$—	$51

Variable rate debt:
2007 Credit Facility – Term Loan A and B(b)	6.84%	$650,000	$6,500	$6,500	$6,500	$6,500	$6,500	$612,625

Total debt	5.50%	$6,007,715	$6,500	$300,325	$1,970,339	$3,106,500	$6,500	$612,676

(a)	Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date.
(b)	The interest rate represents the rate currently in effect. The interest rate reprices every three to six months. See note 6 to our consolidated financial statements.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at June 30, 2007	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$36,071	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	34,752	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps	1,550,000	26,515	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps	293,825	5,747	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$103,085

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of June 30, 2007, a 40% hypothetical adverse change in the equity price would result in an approximate $45.6 million decrease in the fair value of our available-for-sale equity investments with an offsetting adjustment to accumulated other comprehensive income and deferred tax liability, subject to the required evaluation of impairment charges relating to a decline in a value that is determined to be other than temporary.

Foreign Currency Risk

The vast majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. We do not currently believe our financial instruments denominated in foreign currencies expose us to material foreign currency exchange risk based on the estimated impact of a hypothetical 15% unfavorable change in currency exchange rates. As of June 30, 2007, the Company had approximately $17.6 million in cash and cash equivalents dominated in Australian dollars. The intercompany revolving credit facility denominated in Australian dollars is deemed a long-term investment and is considered part of the net investment, accordingly, related gains and losses are reported as translation adjustments. See “MD&A—Consolidated Results of Operations—Comparison of Three and Six Months Ended June 30, 2006 and 2007” for a discussion of the related capital return.

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

The information set forth above under note 12 in the consolidated financial statements in “Part 1—Financial Information, Item 1—Financial Statements” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Part 1, Item 1A. Risk Factors” in our 2006 Form 10-K other than those discussed below.

Included in our 2006 Form 10-K was the risk factor entitled “Modeo’s Business Has Certain Risk Factors Different From Our Core Tower Business, Including an Unproven Business Model – Modeo’s business may fail to operate successfully and produce results that are less than anticipated.” In conjunction with the lease of our Spectrum and transfer of our trial network in New York City on July 23, 2007, this risk factor related to Modeo has been replaced with the following risk factor:

Our lease relating to our Spectrum has certain risk factors different from our core tower business, including that the Spectrum lease may not be renewed or continued, that the option to acquire the Spectrum license may not be exercised, and that the Spectrum may not be deployed – As a result of such risk factors, the revenues derived from the Spectrum may be substantially less than those that may otherwise have been anticipated.

Our Spectrum lease has an initial term for a $13 million annual lease fee beginning July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, the lessee will have the right to acquire the Spectrum for $130 million (with a consumer price index adjustment from July 2007) or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. The lessee’s right to renew the lease or acquire the Spectrum following the initial term is subject to FCC license renewal and approval, which may not be obtained. In the event that the lessee defaults on the Spectrum lease, that the option to acquire the Spectrum license or renew the Spectrum lease is not exercised, or that the Spectrum is not deployed, the revenues derived from the Spectrum may be substantially less than those that may otherwise have been anticipated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 3, 2007, the Company issued 153,874 shares of common stock to a holder of stock warrants upon the cashless exercise of warrants to purchase 200,000 shares of common stock at an exercise price of $7.508 per share. The Company issued the shares in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 3(a)(9) and Section 4(2) therein.

On April 30, 2007, the Company issued 600 shares of common stock to a holder that exercised stock warrants at an exercise price of $7.508 per share. The Company issued the shares in reliance upon exemptions from registration pursuant to the Securities Act of 1933, as amended, including Section 4(2) therein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 24, 2007, at which meeting the stockholders voted to (1) elect Edward C. Hutcheson, Jr., J. Landis Martin and W. Benjamin Moreland as Class III directors, (2) approve an amendment to the Company’s 2004 Stock Incentive Plan to increase by 3,000,000 shares the number of shares of common stock authorized for the issuance of awards under the 2004 Stock Incentive Plan, (3) approve the amendment and restatement of the Company’s Restated Certificate of Incorporation, as amended

(“Charter”) and (4) ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for fiscal year 2007. The voting results for each proposal submitted to a vote is as listed below.

Election of Class II Directors

Edward C. Hutcheson, Jr. – 163,725,890 votes for and 105,836,149 votes withheld.

J. Landis Martin – 266,037,825 votes for and 3,524,214 votes withheld.

W. Benjamin Moreland – 255,232,587 votes for and 14,329,452 votes withheld.

The other directors whose term of office as a director continued after the meeting are: Dale N. Hatfield, Lee W. Hogan, Robert F. McKenzie and Robert H. Niehaus as Class I directors; and Wesley R. Edens, Ari Q. Fitzgerald, Robert E. Garrison II and John P. Kelly as Class II directors. Mr. Edens resigned as a director effective July 12, 2007.

Amendment to 2004 Stock Incentive Plan

217,288,054 votes for, 30,725,186 votes against and 157,527 votes abstaining.

Amendment and Restatement of the Charter

240,719,759 votes for, 7,242,921 votes against and 208,086 votes abstaining.

Ratification of Appointment of KPMG LLP as Independent Registered Public Accountants for Fiscal Year 2007

263,600,412 votes for, 5,820,005 votes against and 141,622 votes abstaining.

ITEM 6.	EXHIBITS

Exhibit No.	Description
(a) 3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a) 3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(a) 10.1	2004 Stock Incentive Plan, as amended

(b) 10.2	Underwriting Agreement dated June 28, 2007, among Crown Castle International Corp., Morgan Stanley & Co. Incorporated, Allen & Company LLC and Banc of America LLC, as representatives for the underwriters, and Fortress Registered Investment Trust, FRIT Holdings LLC, FRIT PINN LLC, FIT GSL LLC, Fortress Pinnacle Investment Fund, GCP SPV 1, LLC, GCP SPV 2, LLC, Greenhill Capital Partners, LLC, Abrams Capital Partners I, L.P., Abrams Capital Partners II, L.P. and Whitecrest Partners, L.P., as selling shareholders

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 8, 2007	By:	/s/ W. Benjamin Moreland
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007	By:	/S/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)