Form 10-Q
period 2007-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2007-11-01
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding at October 26, 2007: 285,202,420

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2006	September 30, 2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$592,716	$119,802
Restricted cash	115,503	152,903
Receivables:
Trade, net of allowance for doubtful accounts of $3,410 and $7,563, respectively	23,024	29,656
Other	7,750	4,279
Deferred site rental receivable	13,429	20,076
Prepaid leases	36,597	71,604
Prepaid expenses and other current assets	11,008	23,100

Total current assets	800,027	421,420
Restricted cash	5,000	5,000
Deferred site rental receivable	98,527	121,582
Available-for-sale securities, net of unrealized gains (losses) of $19,247 and $(34,513), respectively	154,955	101,195
Property and equipment, net	3,246,446	5,047,374
Goodwill	391,448	1,990,785
Other intangible assets, net:
Site rental contracts	225,295	2,589,000
Other	—	110,237
Deferred financing costs and other assets, net of accumulated amortization of $10,896 and $22,392, respectively	84,470	119,723

	$5,006,168	$10,506,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,545	$25,636
Accrued interest	13,100	24,649
Accrued estimated property taxes	10,768	14,603
Deferred revenues	102,701	126,881
Other accrued liabilities	55,681	57,064
Long-term debt, current maturities	—	6,500

Total current liabilities	200,795	255,333
Long-term debt	3,513,890	5,990,002
Deferred ground lease payable	135,661	163,913
Deferred tax liability	—	234,324
Other liabilities	57,618	139,575

Total liabilities	3,907,964	6,783,147

Commitments and contingencies (note 12)
Minority interests	29,052	—
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2006 and September 30, 2007—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	312,871	313,566
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2006—202,080,546 and September 30, 2007—285,124,014	2,021	2,851
Additional paid-in capital	2,873,858	5,675,611
Accumulated other comprehensive income (loss)	65,000	69,305
Accumulated deficit	(2,184,598)	(2,338,164)

Total stockholders’ equity	756,281	3,409,603

	$5,006,168	$10,506,316

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net revenues:
Site rental	$178,995	$326,797	$510,052	$948,925
Network services and other	21,944	24,947	67,328	61,398

	200,939	351,744	577,380	1,010,323

Operating expenses:
Costs of operations:(a)
Site rental	55,261	111,863	155,878	330,624
Network services and other	14,735	17,032	44,401	43,484
General and administrative	25,433	32,881	79,785	104,210
Restructuring charges	—	3,191	—	3,191
Asset write-down charges	948	59,306	2,805	64,049
Integration costs	—	4,749	—	18,666
Depreciation, amortization and accretion	72,161	135,540	213,626	407,557

	168,538	364,562	496,495	971,781

Operating income (loss)	32,401	(12,818)	80,885	38,542
Losses on purchases and redemptions of debt	(437)	—	(1,177)	—
Interest and other income (expense)	(985)	2,965	(4,520)	9,170
Interest expense and amortization of deferred financing costs	(46,450)	(89,407)	(116,165)	(260,212)

Income (loss) from continuing operations before income taxes and minority interests	(15,471)	(99,260)	(40,977)	(212,500)
Benefit (provision) for income taxes	(575)	31,923	(1,698)	69,705
Minority interests	485	324	1,400	151

Income (loss) from continuing operations	(15,561)	(67,013)	(41,275)	(142,644)
Income (loss) from discontinued operations, net of tax	—	—	5,657	—

Net income (loss)	(15,561)	(67,013)	(35,618)	(142,644)
Dividends on preferred stock	(5,201)	(5,201)	(15,604)	(15,604)

Net income (loss) after deduction of dividends on preferred stock	$(20,762)	$(72,214)	(51,222)	$(158,248)

Net income (loss)	$(15,561)	$(67,013)	(35,618)	$(142,644)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $-0-, $4,520, $-0- and $12,080, respectively (note 10)	113,328	(8,393)	113,328	(41,680)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $-0-, $(24,338), $-0- and $7,113, respectively (note 10)	(51,391)	(45,197)	(8,089)	24,238
Amounts reclassified into results of operations, net of taxes of $-0-, $264, $-0- and $793, respectively	286	491	160	1,472
Foreign currency translation adjustments	747	7,943	2,162	20,275

Comprehensive income (loss)	$47,409	$(112,169)	$71,943	$(138,339)

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.10)	$(0.26)	$(0.27)	$(0.57)
Income (loss) from discontinued operations	—	—	0.03	—

Net income (loss)	$(0.10)	$(0.26)	$(0.24)	$(0.57)

Weighted average common shares outstanding—basic and diluted (in thousands)	201,070	282,577	209,406	279,353

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(35,618)	$(142,644)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	213,626	407,557
Amortization of deferred financing costs and discounts	6,070	14,126
Stock-based compensation charges	13,623	20,580
Asset write-down charges	2,805	64,049
Minority interests	(1,400)	(151)
Equity in losses and write-downs of unconsolidated affiliates	9,573	—
Deferred income tax provision (benefit)	(1,738)	(72,447)
(Income) loss from discontinued operations	(5,657)	—
Other adjustments	1,653	2,617
Changes in assets and liabilities, net of the effects of acquisitions:
Increase (decrease) in accounts payable	2,911	(4,176)
Increase (decrease) in deferred revenues, deferred ground lease payable, accrued interest and other liabilities	(1,947)	(32,087)
Decrease (increase) in receivables	(4,796)	7,213
Decrease (increase) in prepaid expenses, deferred site rental receivable, prepaid term easements and other assets	(20,182)	(44,222)

Net cash provided by (used for) operating activities	178,923	220,415

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	2,235	3,664
Payments for acquisitions (net of cash acquired) of businesses and minority interests	(303,611)	(494,352)
Capital expenditures	(79,926)	(191,258)
Investments and loans	(6,350)	(755)

Net cash provided by (used for) investing activities	(387,652)	(682,701)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	650,000
Proceeds from issuance of capital stock	43,854	24,777
Purchases and redemptions of long-term debt	(12,108)	—
Payments under revolving credit agreements	(295,000)	—
Principal payments on long-term debt	—	(1,625)
Purchases of capital stock	(517,963)	(603,656)
Incurrence of financing costs	(7,888)	(9,107)
Net decrease (increase) in restricted cash	2,063	(20,436)
Interest rate swap receipts (payments)	5,915	—
Dividends on preferred stock	(14,907)	(14,909)
Capital distribution to minority interest holders of CCAL	—	(37,196)

Net cash provided by (used for) financing activities	203,966	(12,152)

Effect of exchange rate changes on cash	(218)	1,524

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	5,657	—

Net cash provided by (used for) discontinued operations	5,657	—

Net increase (decrease) in cash and cash equivalents	676	(472,914)
Cash and cash equivalents at beginning of period	65,408	592,716

Cash and cash equivalents at end of period	$66,084	$119,802

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2007 and the consolidated cash flows for the nine months ended September 30, 2006 and 2007. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three and nine months ended September 30, 2007. The Company reclassified the Corporate Office and Other segment and the Emerging Businesses segment into the CCUSA segment (see note 15). The Company reclassified corporate development expenses into general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

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

Income Taxes

The company recognizes a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. See notes 2 and 10 for a discussion of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

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

Accumulated Deficit
(In thousands of dollars)
Balance as of January 1, 2007	$(2,184,598)
Adjustment for adoption of FIN 48	4,682

Balance as of January 1, 2007, as adjusted	$(2,179,916)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company believes the adoption (on January 1, 2008) of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible item. The Company will not elect the fair value option on January 1, 2008.

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

3. Acquisition

Acquisition of Global Signal

On January 12, 2007, the Global Signal Merger was completed for a purchase price of approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations of the Global Signal Entities the Company acquired. The Company entered into the Global Signal Merger and paid a purchase price that resulted in the recognition of goodwill primarily because of anticipated growth opportunities in the tower portfolio, including through leveraging the Company’s management team and customer service across an enhanced national footprint. Secondarily, the Company entered into the Global Signal Merger because of anticipated synergistic opportunities. The results of operations from the Global Signal Entities acquired have been included in the consolidated statements of operations from January 12, 2007.

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

The purchase price of approximately $4.0 billion includes the fair value of common stock issued, the Cash Consideration, the fair value of the GSI Warrants and restricted common stock assumed and estimated transaction costs. The components of the purchase price are as follows:

(In thousands of dollars)
Issuance of common stock to stockholders of Global Signal (98.1 million shares at $34.20)	$3,353,275
Cash consideration	550,013
Fair value of warrants assumed	18,392
Fair value of restricted stock assumed	2,240
Transaction costs	31,500

Total purchase price	$3,955,420

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Through the Global Signal Merger, the Company acquired 10,749 towers including 6,553 towers (“Sprint Towers”) leased or operated through May 2037, which are accounted for as capital leases, under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain Sprint Corporation subsidiaries entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, the Company, after the Global Signal Merger, has the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. Following the Global Signal Merger, the Company is entitled to all revenues from the Sprint Towers during the term of the Sprint Master Leases. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period through May 2015. At the closing of the Global Signal Merger, the Sprint Master Leases remained effective as an asset and commitment of the Global Signal Entities the Company acquired.

The allocation of the total purchase price for the Global Signal Merger is shown below. The Company anticipates there will be no further purchase accounting adjustments related to the Global Signal Merger except when required by accounting rules.

(In thousands of dollars)
Assets:
Cash and cash equivalents	$96,686
Restricted cash	16,964
Other current assets	38,872
Property and equipment	1,964,026
Goodwill(a)	1,843,653
Other intangible assets	2,569,934
Other assets	2,814

Total assets	6,532,949
Liabilities:
Deferred rental revenues and other accrued liabilities	98,825
Deferred tax liability	556,634
Long-term debt	1,831,644
Other liabilities	90,426

Total liabilities	2,577,529

Net assets acquired	$3,955,420

(a)	On a consolidated basis, goodwill was reduced by approximately $243.8 million related to the reversal of the Company’s federal valuation allowance as a result of recording deferred tax liabilities in purchase accounting for the Global Signal Merger. See note 10.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

Unaudited Pro Forma Operating Results

The following table presents the unaudited pro forma condensed consolidated results of operations of the Company as if the Global Signal Merger were completed as of January 1 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only, are not necessarily indicative of future consolidated results of operations and do not reflect the realization of potential cost savings.

	Nine Months Ended September 30,
	2006	2007
	(In thousands of dollars, except per share amounts)
Net revenues	$957,071	$1,026,171
Costs of operations	359,763	380,756
Operating income (loss)(a)(b)	62,989	33,705
Income (loss) from continuing operations(a)(b)	(113,902)	(147,519)
Basic and diluted income (loss) from continuing operations per common share	(0.42)	(0.58)

(a)	The nine months ended September 30, 2007 is inclusive of non-recurring integration charges related to the Global Signal Merger of $18.7 million.
(b)	The nine months ended September 30, 2007 is inclusive of asset write-down charges of $64.0 million related primarily to Modeo. See note 17.

The unaudited pro forma condensed consolidated results of operations include the pro forma impact of: (i) the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the purchase price allocation, (ii) the adjustment of site rental revenues and costs of operations for the straight-line revenue and straight-line ground lease expense adjustments, respectively, (iii) the adjustment of interest expense for the fair value of debt adjustment, (iv) the adjustment of general and administrative expenses for the fair value of restricted stock assumed adjustment, and (v) the adjustment of income taxes for the preceding pro forma adjustments and to reflect the change in the tax status of the Global Signal entities, utilizing the Company’s federal statutory income tax rate of 35%. The assumptions used to calculate the pro forma adjustments are consistent with those applied in the pro forma condensed consolidated results of operations for the twelve months ended December 31, 2006 set forth on the Form 8-K dated March 30, 2007.

The pro forma consolidated basic and diluted income (loss) per common share from continuing operations amounts are based on the consolidated basic and diluted shares of the Company and former Global Signal. The historical basic and diluted weighted average shares of the former Global Signal were converted for the actual number of shares issued upon the closing of the Global Signal Merger. The per share calculations do not include potential common shares as their effect is anti-dilutive.

Mountain Union

On January 2, 2007, the Company purchased the remaining approximately 2% minority interest in Mountain Union for $4.8 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

4. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2006	September 30, 2007
		(In thousands of dollars)
Land	—	$145,639	$384,556
Buildings	40 years	17,656	32,173
Telecommunication towers	1-20 years	4,771,067	6,664,297
Transportation and other equipment	3-5 years	19,850	24,195
Office furniture and equipment	2-10 years	93,637	101,425
Construction in process	—	83,372	52,746

		5,131,221	7,259,392
Less: accumulated depreciation		(1,884,775)	(2,212,018)

		$3,246,446	$5,047,374

Depreciation expense for the three and nine months ended September 30, 2007 was $99.1 million and $304.2 million, respectively. Accumulated depreciation on telecommunication towers was $1.8 billion and $2.1 billion at December 31, 2006 and September 30, 2007, respectively. As a result of the Global Signal Merger, the Company recorded an increase to property and equipment of $2.0 billion, $1.8 billion of which was related to telecommunication towers. See note 3.

5. Goodwill, Intangible Assets and Deferred Credits

Goodwill

As of December 31, 2006 and September 30, 2007, the Company had consolidated goodwill of $391.4 million and $2.0 billion, respectively; all of which was at CCUSA. During the nine months ended September 30, 2007, the Company recorded goodwill of $1.8 billion as a result of the allocation of the purchase price for the Global Signal Merger (see note 3). In addition during the nine months ended September 30, 2007, goodwill on a consolidated basis was reduced by approximately $243.8 million as a result of the reversal of the Company's federal valuation allowance in conjunction with recording deferred tax liabilities in purchase accounting for the Global Signal Merger (see note 10).

Intangible Assets

See note 1 for a further discussion of intangible assets. As of September 30, 2007, $2.7 billion and $3.5 million of the intangible assets are recorded at CCUSA and CCAL, respectively. A summary of intangible assets with finite useful lives as of September 30, 2007 is as follows:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Site rental contracts	$2,727,403	$(138,403)	$2,589,000
Below-market leases	81,402	(3,291)	78,111
Other	34,002	(1,876)	32,126

	$2,842,807	$(143,570)	$2,699,237

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

During the nine months ended September 30, 2007, the Company recorded additions to intangible assets of (1) $2.6 billion as a result of the allocation of the purchase price for the Global Signal Merger (see note 3), (2) $3.4 million related to the purchase of the remaining minority interest in Mountain Union (see note 3) and (3) $4.4 million related to other tower purchases. The components of the additions to intangible assets during the nine months ended September 30, 2007 are as follows:

	For the Nine Months Ended September 30, 2007
	Amount	Weighted Average Amortization Period
	(In thousands of dollars)	(In years)
Site rental contracts	$2,462,395	20.0
Below-market leases	81,402	16.9
Other	33,977	27.3

	$2,577,774

During the nine months ended September 30, 2007, the Company recorded amortization expense relating to intangible assets as an increase to “depreciation, amortization and accretion” of $101.5 million and an increase to “site rental costs of operations” of $3.3 million. The estimated annual amortization expense related to intangible assets for the years ended December 31, 2008 to 2012 are as follows:

Estimated Annual Amortization
(In thousands of dollars)
Year ending December 31, 2008	$147,460
Year ending December 31, 2009	147,410
Year ending December 31, 2010	147,327
Year ending December 31, 2011	147,255
Year ending December 31, 2012	143,863

Deferred Credits

See note 1 for a further discussion of deferred credits related to above-market leases for land under the Company’s towers recorded in connection with acquisitions. During the nine months ended September 30, 2007, the Company recorded $80.6 million related to above-market leases as a result of the allocation of the purchase price for the Global Signal Merger (see note 3). The above-market leases recorded during the nine months ended September 30, 2007 have a weighted average amortization period of 15.3 years. For the nine months ended September 30, 2007, the Company recorded $3.8 million as a decrease to “site rental costs of operations”. A summary of the deferred credit related to above-market leases as of September 30, 2007 is as follows:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In thousands of dollars)
Above-market leases	$80,560	$(3,763)	$76,797

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

6. Long-term Debt and Interest Rate Swaps

Long-term debt, including the unamortized portion of the fair value adjustments recorded in purchase accounting, consists of the following:

	December 31, 2006	September 30, 2007
	(In thousands of dollars)
2006 Mortgage Loan due 2011	$—	$1,547,422
2004 Mortgage Loan due 2009	—	286,852
2007 Credit Facility—Term Loan A and B due 2014	—	648,375
Senior Secured 2006 Tower Revenue Notes due 2036	1,550,000	1,550,000
Senior Secured 2005 Tower Revenue Notes due 2035	1,900,000	1,900,000
4% Convertible Senior Notes due 2010	63,839	63,802
7.5% Senior Notes due 2013	51	51

	3,513,890	5,996,502
Less: current maturities	—	6,500

	$3,513,890	$5,990,002

The Company’s debt obligations contain certain financial covenants with which CCIC or its subsidiaries must maintain compliance, or restrictions are imposed. As of and for the nine months ended September 30, 2007, CCIC and its subsidiaries had no financial covenant violations. Various of the Company’s debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

2006 Mortgage Loan

On February 28, 2006, three of Global Signal’s wholly-owned special purpose entities (“2006 Borrowers”) borrowed a total of $1.55 billion under a mortgage loan (“2006 Mortgage Loan”). At the closing of the Global Signal Merger, the 2006 Mortgage Loan remained outstanding as an obligation of certain of the Global Signal Entities the Company acquired.

The principal amount of the 2006 Mortgage Loan is divided into seven tranches, each having a different level of seniority. Interest accrues on the 2006 Mortgage Loan at a weighted average fixed interest rate of approximately 5.69%. The Company recorded a fair value adjustment of $3.1 million to decrease the value of the 2006 Mortgage Loan to fair value as part of the allocation of the purchase price of the Global Signal Merger. As of September 30, 2007, the 2006 Mortgage Loan is net of the unamortized purchase price adjustment of $2.6 million. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.74%. The 2006 Mortgage Loan requires monthly payments of interest until its repayment date in February 2011. The 2006 Mortgage Loan is secured by, among other things, mortgage liens on the 2006 Borrowers’ interests (fee, leasehold or easement) in over 80% of the 2006 Borrowers’ towers.

On a monthly basis, the excess cash flows from the 2006 Borrowers, after the payment of principal, interest, reserves and expenses, are distributed to the Company. The Company may not prepay the 2006 Mortgage Loan in whole or in part at any time prior to February 28, 2008, the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the towers securing the 2006 Mortgage Loan). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs during the three months preceding the February 2011 monthly payment date, no prepayment consideration is due.

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

The principal amount of the 2004 Mortgage Loan is divided into seven tranches, each having a different level of seniority. Interest accrues on each tranche at a fixed rate per annum. The weighted average fixed interest rate on the various tranches is approximately 4.74%. The Company recorded a fair value adjustment of $9.1 million to decrease the value of the 2004 Mortgage Loan to fair value as part of the allocation of the purchase price of the Global Signal Merger. As of September 30, 2007, the 2004 Mortgage Loan is net of the unamortized purchase price adjustment of $7.0 million. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.78%. The 2004 Mortgage Loan requires monthly payments of interest until its maturity in December 2009 when the unpaid principal balance will be due. The 2004 Mortgage Loan is secured by, among other things, mortgage liens on the 2004 Borrowers’ interests (fee, leasehold or easement) in substantially all of the 2004 Borrowers’ towers.

On a monthly basis, the excess cash flows from the 2004 Borrowers, after the payment of principal, interest, reserves and expenses, are distributed to the Company. The Company may prepay the 2004 Mortgage Loan, in whole or in part at any time in the future, provided it is accompanied by any applicable prepayment consideration. If the prepayment occurs during the three months preceding the December 2009 monthly payment date, no prepayment consideration is due.

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

The proceeds of the 2007 Revolver may be used for general corporate purposes which may include the financing of capital expenditures, acquisitions and purchases of the Company’s securities. The proceeds from the Term Loan A were

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

used to purchase 17.7 million shares of the Company’s common stock in January 2007 (see note 8). The proceeds from the Term Loan B may be used for general corporate purposes. Availability under the 2007 Revolver at any time will be determined by certain financial ratios. As of September 30, 2007, the 2007 Revolver remained undrawn.

The 2007 Revolver currently bears interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.625% or LIBOR plus a credit spread ranging from 1.25% to 1.625%. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. Interest on prime rate loans is due monthly while interest on LIBOR loans is due at the end of the interest period (one, two, three or six months) for which such LIBOR rate is in effect. The weighted average interest rate on the 2007 Term Loans is 6.88% as of September 30, 2007.

Maturities

The following table shows the scheduled maturities for the total debt outstanding and reflects the anticipated payment dates for the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes.

Year ending December 31,	(In thousands of dollars)
2008	$6,500
2009	300,325
2010	1,970,302
2011	3,106,500
2012	6,500
Thereafter	614,301

Interest Rate Swap Agreements

The Company has used interest rate swaps to manage and reduce its interest rate risk including the use of forward starting interest rate swaps to hedge the variability of future interest rates on anticipated financings. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any applicable margin that would be incremental to the interest rate of the anticipated financings. The interest rate swap activity for the nine months ended September 30, 2007 is as follows.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following is a summary of the outstanding forward starting interest rate swaps as of September 30, 2007. The fair value of the interest rate swaps as of September 30, 2007 is included in “deferred financing costs and other assets” on the Company’s consolidated balance sheet.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at September 30, 2007	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$7,335	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	18,490	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps	1,550,000	7,094	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps	293,825	632	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$33,551

7. Redeemable Preferred Stock

The Company has the option to pay dividends on the 6.25% Convertible Preferred Stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined). For the nine months ended September 30, 2007, dividends on the 6.25% Convertible Preferred Stock were paid with approximately $14.9 million in cash. The Company may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on its preferred stock.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

9. Minority Interest

In May 2007, CCAL (the Company’s 77.6% majority-owned subsidiary) issued a capital return of approximately $166.0 million, including $37.2 million to the minority shareholder of CCAL. Upon issuance of the capital return, the Company recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interests in CCAL. The income or losses applicable to the minority interest shareholders are included in the Company’s results as long as their share of the CCAL cumulative losses exceeds their equity interests.

10. Income Taxes

For the three and nine months ended September 30, 2007, the Company recorded a tax benefit of $31.9 million and $69.7 million, respectively. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

As discussed in note 2, the Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recorded: (i) a decrease to its tax liabilities related to previously unrecorded tax benefits as an adjustment to the opening balance of accumulated deficit of $4.7 million and (ii) an increase to its deferred tax asset and related valuation allowance of $74.9 million related to previously unrecognized tax benefits. As of both the adoption of FIN 48 and September 30, 2007, the Company had $74.9 million of unrecognized tax benefits.

On January 12, 2007, the Company recorded deferred tax liabilities in connection with the purchase accounting related to the Global Signal Merger of $556.6 million. Additionally, as a result of recording this deferred tax liability, the Company reversed $240.9 million of its federal deferred tax valuation allowance in purchase accounting with an offsetting adjustment to decrease goodwill arising from the Global Signal Merger by $243.8 million and a net charge of $2.9 million to other comprehensive income (loss) to reflect the tax effect of items previously recorded in accumulated other comprehensive income. The net charge of $2.9 million to other comprehensive income (loss) was comprised of a $6.7 million charge related to the unrealized gains on available-for-sale securities and a benefit of $3.8 million related to the net change in the fair value of cash flow hedging instruments.

From time to time, the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During 2007, the Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for 2004. Based on discussions with the IRS, the Company determined it had incorrectly recorded certain deferred tax assets (net operating loss carryforwards) in 2004 and 2005 related to the loss on the purchase of a portion of the 4% Convertible Senior Notes. The Company’s net federal deferred tax assets for all periods prior to 2007 had been fully reserved, due to our historical tax loss position and uncertainty about the ultimate realizability of the Company’s net deferred tax assets. As a result, the adjustment to correct the federal deferred tax assets recorded in 2004 and 2005 impacts only the disclosure of the “components of the net deferred income tax assets and liabilities” in the footnotes to the Company’s consolidated financial statements as of and for the years ended December 31, 2004, 2005 and 2006 and not the benefit (provision) for income taxes in the consolidated statement of operations and comprehensive (loss). The impact of the adjustment to the “components of the net deferred income tax assets and liabilities” for 2006 will be reflected in the Company’s 2007 annual report on Form 10-K. During the first quarter of 2007, the Company reversed its federal valuation allowance with a corresponding adjustment to goodwill in conjunction with recording net deferred tax liabilities in purchase accounting for the Global Signal Merger (see note 3). Consequently, the impact of the adjustment to the Company’s deferred tax assets resulted in the Company recording a $44.6 million increase to net deferred tax liabilities with a corresponding increase to goodwill. Upon completion of this examination, it is also reasonably possible that the total amount of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits would impact the benefit (provision) for income taxes. It is reasonably possible the IRS examination may be finalized in the next twelve months, and an estimate of the impact on the benefit (provision) for income taxes for any adjustment cannot be made at this time. However, the Company does not expect to make a significant cash payment as a result of any adjustment from the finalization of this examination.

The Company’s U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired. The Company records interest or penalties related to income taxes as components of the benefit (provision) for income taxes in its consolidated financial statements. The amount of interest and penalties accrued as of September 30, 2007 is immaterial.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands of dollars, except per share amounts)
	2006	2007	2006	2007
Income (loss) from continuing operations	$(15,561)	$(67,013)	$(41,275)	$(142,644)
Dividends on preferred stock	(5,201)	(5,201)	(15,604)	(15,604)

Income (loss) from continuing operations applicable to common stock for basic and diluted computations	(20,762)	(72,214)	(56,879)	(158,248)
Income (loss) from discontinued operations, net of tax	—	—	5,657	—

Net income (loss) applicable to common stock for basic and diluted computations	$(20,762)	$(72,214)	$(51,222)	$(158,248)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	201,070	282,577	209,406	279,353

Per common share—basic and diluted:
Income (loss) from continuing operations	$(0.10)	$(0.26)	$(0.27)	$(0.57)
Income (loss) from discontinued operations	—	—	0.03	—

Net income (loss)	$(0.10)	$(0.26)	$(0.24)	$(0.57)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for all periods presented.

	As of September 30,
	2006	2007
	(In thousands)
Options to purchase shares of common stock(a)	6,230	4,776
Warrants to purchase shares of common stock at an exercise price of $7.508 per share(b)	590	80
GSI Warrants to purchase shares of common stock at an exercise price of $5.30 per share (note 3)(c)	—	611
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock	1,235	2,269
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,897	5,891

Total potential common shares	22,577	22,252

(a)	As of September 30, 2007, outstanding stock options include (i) less than 0.1 million options at exercise prices ranging from $1.74 to $5.00 per share and a weighted-average exercise price of $2.45 per share and (ii) 4.7 million options at exercise prices ranging from $5.01 to $39.75 per share and a weighted-average exercise price of $17.26 per share. The options outstanding as of September 30, 2007 have a weighted average remaining contractual term of 2.9 years.
(b)	Warrants outstanding at September 30, 2007 have a contractual expiration in October 2007.
(c)	GSI Warrants outstanding at September 30, 2007 have a contractual expiration in November 2007.

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

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five shareholder derivative lawsuits filed in 2006. The lawsuit names various of the Company's current and former directors and officers. The lawsuit makes allegations relating to the Company's historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC.

Asset Retirement Obligations

Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for contingent retirement obligations (included in depreciation, amortization and accretion on the Company’s consolidated statement of operations and comprehensive income (loss)) amounted to $1.0 million and $1.8 million for the nine months ended September 30, 2006 and 2007, respectively. As of December 31, 2006 and September 30, 2007, liabilities for contingent retirement obligations included in other liabilities on the consolidated balance sheet amounted to $18.5 million and $30.3 million (inclusive of the $9.7 million liability recorded in the allocation of the total purchase price for the Global Signal Merger), respectively, representing the net present value of the estimated expected future cash outlay. As of September 30, 2007, the estimated expected undiscounted future cash outlay for contingent asset retirement obligations was approximately $1.0 billion.

Property Tax Commitments

The Company is obligated to pay, or reimburse others for, property taxes related to the Company’s towers pursuant to operating leases with landlords and other contractual agreements. For the year ended December 31, 2007 and 2008, the Company estimates that it will pay, or reimburse others for, property taxes of approximately $46 million and $47 million, respectively, inclusive of the payment to Sprint Nextel discussed below. The property taxes for the year ended December 31, 2008 and future periods are contingent upon new assessments of the towers and the Company’s appeals of assessments.

As a result of a commitment that remained effective at the closing of the Global Signal Merger, the Company has an obligation to reimburse Sprint Nextel for property taxes Sprint Nextel will pay for the Company’s Sprint Towers. The Company paid $13.7 million for the year ended December 31, 2007 ($2,095 per tower) and expects to pay $14.2 million for the year ended December 31, 2008. The amount per tower to be paid to Sprint Nextel increases by 3% each successive year through 2037, the expiration of the lease term. See note 3.

Operating Lease Commitments

See note 13 for a discussion of the operating lease commitments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

13. Leases

Customer Leases

The following table is a summary of the rental cash payments to the Company, as a lessor, by customers pursuant to non-cancelable lease agreements in effect as of September 30, 2007. Generally, the Company’s leases with its customers provide for (i) annual escalations and multiple renewal periods at the customer’s option and (ii) only limited termination rights at the customer’s options through the current term. The customer rental payments included in the table below are through the current term and do not assume exercise of customer renewal options.

Customer Leases
(In thousands of dollars)
Year ended December 31, 2008	$1,204,768
Year ended December 31, 2009	1,021,745
Year ended December 31, 2010	755,807
Year ended December 31, 2011	524,901
Year ended December 31, 2012	369,659
Thereafter	975,710

Operating Leases

The Company is obligated under non-cancelable operating leases for land under its towers, space on towers owned by third parties that the Company manages, office space and equipment. The majority of the Company’s lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company’s option and annual escalations. The lease agreements for managed sites generally require either a minimum fixed lease payment or a contingent payment based on revenues or the gross margin at a site with some of the sites requiring both a fixed payment and a contingent payment based on revenues or gross margin. Certain of the land and managed tower leases have purchase options at the end of the original lease term. The following table is a summary of the minimal rental cash payments owed by the Company, as lessee, to landlords pursuant to non-cancelable lease agreements and includes payments for certain renewal periods at the Company’s option up to a maximum of 20 years. In addition to the minimal rental cash payments disclosed below, the Company is obligated in some cases to pay contingent rental cash payments to landlords, including those calculated as a percentage of the tenant revenues and variable escalations.

Operating Leases
(In thousands of dollars)
Year ended December 31, 2008	$222,308
Year ended December 31, 2009	223,028
Year ended December 31, 2010	224,096
Year ended December 31, 2011	224,721
Year ended December 31, 2012	225,884
Thereafter	2,868,175

14. Spectrum Lease and Modeo Investment

On July 23, 2007, the Company entered into a lease of its U.S. nationwide 1670-1675 MHz spectrum (“Spectrum”). The Spectrum is leased to a venture formed by Telcom Ventures, LLC and Columbia Capital LLC (“CCTV”) for a $13 million annual lease fee with an initial term from July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, CCTV will have the right to acquire the Spectrum for $130 million, escalated at the consumer price index (“CPI”) from July 2007, or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. As part of such transaction, the Company has also transferred for nominal consideration the subsidiary holding the assets related to its trial network in New York City. In addition, the Company is the preferred provider of tower infrastructure for future tower sites during the term of the lease if and as the Spectrum is deployed by CCTV. See note 17 for a discussion of the asset-write down charges recorded that related to the write-off of substantially all of Modeo’s assets other than the Spectrum and the restructuring charges related to the termination of the Modeo employees.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

15. Operating Segments

The Company’s reportable operating segments for the nine months ended September 30, 2007 are (i) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (ii) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the Board of Directors in this manner. The Company has reclassified the Corporate Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. The Company has reclassified the Emerging Businesses segment, previously consisting of the Modeo business, into the CCUSA segment following both the lease of the Spectrum to CCTV on July 23, 2007 and the related write-off of substantially all of the Modeo assets other than the Spectrum (see notes 14 and 17). Segment information for all periods has been reclassified to reflect these changes in reportable segments. The results of operations from the Global Signal Entities have been included in the CCUSA segment from January 12, 2007.

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

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2007
	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$166,620	$12,375	$178,995	$309,798	$16,999	$326,797
Network services and other	19,994	1,950	21,944	23,035	1,912	24,947

	186,614	14,325	200,939	332,833	18,911	351,744

Costs of operations:(a)
Site rental	51,110	4,151	55,261	106,014	5,849	111,863
Network services and other	14,044	691	14,735	15,864	1,168	17,032
General and administrative	22,838	2,595	25,433	29,319	3,562	32,881
Restructuring charges	—	—	—	3,191	—	3,191
Asset write-down charges	948	—	948	59,306	—	59,306
Integration costs	—	—	—	4,749	—	4,749
Depreciation, amortization and accretion	65,061	7,100	72,161	128,501	7,039	135,540

Operating income (loss)	32,613	(212)	32,401	(14,111)	1,293	(12,818)
Losses on purchases and redemptions of debt	(437)	—	(437)	—	—	—
Interest and other income (expense)	(1,104)	119	(985)	2,791	174	2,965
Interest expense and amortization of deferred financing costs	(45,620)	(830)	(46,450)	(88,604)	(803)	(89,407)
Benefit (provision) for income taxes	(484)	(91)	(575)	32,352	(429)	31,923
Minority interests	21	464	485	324	—	324

Income (loss) from continuing operations	(15,011)	(550)	(15,561)	(67,248)	235	(67,013)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$(15,011)	$(550)	$(15,561)	$(67,248)	$235	$(67,013)

Capital expenditures	$29,545	$1,107	$30,652	$63,689	$2,645	$66,334

Total assets (at period end)				$10,233,997	$272,319	$10,506,316

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2007
	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total
	(In thousands of dollars)
Net revenues:
Site rental	$471,249	$38,803	$510,052	$898,215	$50,710	$948,925
Network services and other	61,672	5,656	67,328	55,833	5,565	61,398

	532,921	44,459	577,380	954,048	56,275	1,010,323

Costs of operations:(a)
Site rental	143,430	12,448	155,878	314,871	15,753	330,624
Network services and other	41,628	2,773	44,401	40,122	3,362	43,484
General and administrative	70,428	9,357	79,785	93,716	10,494	104,210
Restructuring charges	—	—	—	3,191	—	3,191
Asset write-down charges	2,805	—	2,805	64,049	—	64,049
Integration costs	—	—	—	18,666	—	18,666
Depreciation, amortization and accretion	193,398	20,228	213,626	387,137	20,420	407,557

Operating income (loss)	81,232	(347)	80,885	32,296	6,246	38,542
Losses on purchases and redemptions of debt	(1,177)	—	(1,177)	—	—	—
Interest and other income (expense)	(4,952)	432	(4,520)	8,690	480	9,170
Interest expense and amortization of deferred financing costs	(113,638)	(2,527)	(116,165)	(257,788)	(2,424)	(260,212)
Benefit (provision) for income taxes	(1,414)	(284)	(1,698)	70,484	(779)	69,705
Minority interests	45	1,355	1,400	362	(211)	151

Income (loss) from continuing operations	(39,904)	(1,371)	(41,275)	(145,956)	3,312	(142,644)
Income (loss) from discontinued operations, net of tax	5,657	—	5,657	—	—	—

Net income (loss)	$(34,247)	$(1,371)	$(35,618)	$(145,956)	$3,312	$(142,644)

Capital expenditures	$77,160	$2,766	$79,926	$176,777	$14,481	$191,258

Total assets (at period end)				$10,233,997	$272,319	$10,506,316

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2007
	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(15,011)	$(550)	$(15,561)	$(67,248)	$235	$(67,013)
Adjustments to increase (decrease) net income (loss):
Restructuring charges(a)	—	—	—	3,191	—	3,191
Asset write-down charges	948	—	948	59,306	—	59,306
Integration costs(a)	—	—	—	4,749	—	4,749
Depreciation, amortization and accretion	65,061	7,100	72,161	128,501	7,039	135,540
Losses on purchases and redemptions of debt	437	—	437	—	—	—
Interest and other income (expense)	1,104	(119)	985	(2,791)	(174)	(2,965)
Interest expense and amortization of deferred financing costs	45,620	830	46,450	88,604	803	89,407
(Benefit) provision for income taxes	484	91	575	(32,352)	429	(31,923)
Minority interests	(21)	(464)	(485)	(324)	—	(324)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Stock-based compensation charges(b)	4,475	254	4,729	5,373	439	5,812

Adjusted EBITDA	$103,097	$7,142	$110,239	$187,009	$8,771	$195,780

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2007
	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total
	(In thousands of dollars)
Net income (loss)	$(34,247)	$(1,371)	$(35,618)	$(145,956)	$3,312	$(142,644)
Adjustments to increase (decrease) net income (loss):
Restructuring charges(a)	—	—	—	3,191	—	3,191
Asset write-down charges	2,805	—	2,805	64,049	—	64,049
Integration costs(a)	—	—	—	18,666	—	18,666
Depreciation, amortization and accretion	193,398	20,228	213,626	387,137	20,420	407,557
Losses on purchases and redemptions of debt	1,177	—	1,177	—	—	—
Interest and other income (expense)	4,952	(432)	4,520	(8,690)	(480)	(9,170)
Interest expense and amortization of deferred financing costs	113,638	2,527	116,165	257,788	2,424	260,212
(Benefit) provision for income taxes	1,414	284	1,698	(70,484)	779	(69,705)
Minority interests	(45)	(1,355)	(1,400)	(362)	211	(151)
Income (loss) from discontinued operations, net of tax	(5,657)	—	(5,657)	—	—	—
Stock-based compensation charges(b)	12,043	1,580	13,623	15,211	2,202	17,413

Adjusted EBITDA	$289,478	$21,461	$310,939	$520,550	$28,868	$549,418

(a)	Including stock-based compensation expense.
(b)	Exclusive of charges included in integration costs and restructuring charges.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

16. Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the nine months ended September 30, 2007 is as follows:

Nine Months Ended September 30, 2007
(In thousands of shares)
Shares outstanding at December 31, 2006	1,227
Shares granted	1,302
Shares assumed in the Global Signal Merger	92
Shares vested	(295)
Shares forfeited	(57)

Shares outstanding at September 30, 2007	2,269

The following is a summary of the restricted stock awards granted during the nine months ended September 30, 2007:

Restricted Stock Award	Grant Date	Shares Awarded	Grant Date Fair Value	Requisite Service Period
		(In thousands of shares)	(In dollars)	(In years)
Performance awards for executives	February	279	$27.54	1.9
Performance awards for non-executive employees	February	260	34.50	2.8
Integration awards	February	673	14.58	1.9
One-off RSA awards	Various	90	34.89	2.3

Total		1,302

Weighted average			$22.74	2.1

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

The weighted-average assumptions used in the determination of the grant date fair value for the awards with market conditions and the derived service period for awards with accelerated vesting provisions granted in the nine months ended September 30, 2007 were as follows:

Risk-free rate	4.7%
Expected volatility	28%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $5.3 million and $15.5 million for the three and nine months ended September 30, 2007, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of September 30, 2007 is $25.9 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

CCIC Stock Options

The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to any member of executive management since October 2001. During the nine months ended September 30, 2007, 1.2 million options were exercised with a weighted-average exercise price of $19.73 per share and had an aggregate intrinsic value of $20.7 million. The Company received cash of $24.6 million from the exercise of these options. See note 11.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense from continuing operations. For the three and nine months ended September 30, 2007, the Company recorded tax benefits of $2.7 million and $6.4 million, respectively, related to stock-based compensation charges.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2007
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
	(In thousands of dollars)
Stock-based compensation expense:
Site rental costs of operations	$50	$—	$50	$94	$—	$94
Network services and other costs of operations	60	—	60	98	—	98
General and administrative expenses	4,365	254	4,619	5,181	439	5,620
Restructuring charges	—	—	—	2,377	—	2,377
Integration costs	—	—	—	—	—	—

	$4,475	$254	$4,729	$7,750	$439	$8,189

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2007
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
	(In thousands of dollars)
Stock-based compensation expense:
Site rental costs of operations	$116	$—	$116	$288	$—	$288
Network services and other costs of operations	140	—	140	272	—	272
General and administrative expenses	11,787	1,580	13,367	14,651	2,202	16,853
Restructuring charges	—	—	—	2,377	—	2,377
Integration costs	—	—	—	790	—	790

	$12,043	$1,580	$13,623	$18,378	$2,202	$20,580

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

17. Restructuring Charges, Integration Costs, Asset Write-Down Charges and Exit Costs

Overview

A summary of the components of the restructuring charges, integration costs and asset write-down charges for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Restructuring Charges	Integration Costs	Asset Write- Down Charges	Restructuring Charges	Integration Costs	Asset Write- Down Charges
	(In thousands of dollars)
Modeo	$3,080	$—	$57,691	$3,080	$—	$57,691
Global Signal Merger	—	4,749	—	—	18,666	—
Tower write-down charges	—	—	1,615	—	—	6,358
Other	111	—	—	111	—	—

	$3,191	$4,749	$59,306	$3,191	$18,666	$64,049

Modeo

For the three and nine months ended September 30, 2007, the Company recorded asset write-down charges at CCUSA of $57.7 million related to the write-off of substantially all of the Company’s Modeo assets other than the Spectrum. The assets written off were comprised primarily of construction in process related to (i) the commercial grade mobile television network in New York City and (ii) the planned expansion of the network for broadcasting live television to mobile devices beyond New York City. For the three and nine months ended September 30, 2007, the Company recorded restructuring charges at CCUSA of $3.1 million related to the termination of the Modeo employees, including $2.4 million of stock-based compensation related to the accelerated vesting and the change in fair value of the Modeo options that are accounted for as liability awards. See note 14.

A summary of the Modeo restructuring charges within the CCUSA segment are as follows:

Three and Nine Months Ended September 30, 2007
(In thousands of dollars)
Amounts accrued at beginning of period	$—
Amounts charged to expense(a)	3,080
Amounts paid	(88)

Amounts accrued at end of period	$2,992

(a)	Inclusive of stock-based compensation charges of $2.4 million.

Global Signal Merger

Subsequent to the closing of the Global Signal Merger, the Company finalized plans for the integration of Global Signal’s operations and wireless communication tower portfolio into the Company’s policies, procedures, operations and systems. As a result of the Global Signal integration plans, for the three and nine months ended September 30, 2007, the Company recorded $0.4 and $7.7 million, respectively, of integration costs related to severance and retention bonuses paid to involuntarily terminated employees of the Global Signal Entities with service obligations to the Company. In addition, for the three and nine months ended September 30, 2007, the Company incurred other incremental costs directly related to the integration of $4.3 million and $11.0 million, respectively, including, among other things, costs related to contracted employees to assist with the integration of the acquired operations and tower portfolio and stock-based compensation charges for restricted stock assumed in the Global Signal Merger.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

The following table summarizes the activity of the severance and retention bonus liability within the CCUSA segment related to the Global Signal Merger but exclusive of those recorded in the allocation of Global Signal purchase price (as disclosed separately below). The Company expects to incur in the future additional severance and retention bonus expenses of approximately $0.6 million.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(In thousands of dollars)
Amounts accrued at beginning of period	$—	$—
Amounts charged to integration costs	434	7,688
Amounts paid	(434)	(7,688)

Amounts accrued at end of period	$—	$—

The following table summarizes the activity of the liability for exit costs within the CCUSA segment recorded in the allocation of the Global Signal purchase price, in accordance with the requirements of EITF No. 95-3 Recognition of Liabilities In Connection With a Purchase Business Combination. The exit costs recorded in the allocation of the purchase price for the Global Signal Merger related to a severance liability of $1.3 million for obligations to former executives of the Global Signal Entities who were terminated upon completion of the Global Signal Merger and a $1.1 million liability for office lease obligations of the Global Signal entities. As of September 30, 2007, the liability for exit costs of $1.0 million consisted of office lease obligations. See note 3.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(In thousands of dollars)
Amounts accrued at beginning of period	$580	$—
Amounts recorded in purchase accounting	420	2,370
Amounts paid	—	(1,370)

Amounts accrued at end of period	$1,000	$1,000

Tower Write-Down Charges

During 2007, the Company abandoned or disposed of certain towers and wrote-off site acquisition and permitting costs for towers that will not be completed. For the three and nine months ended September 30, 2007, the Company recorded related asset write-down charges at CCUSA of $1.6 million and $6.4 million, respectively.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

18. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2006	2007
	(In thousands of dollars)
Supplemental disclosure of cash flow information:
Interest paid	$106,364	$234,317
Income taxes paid	3,284	3,228

Supplemental disclosure of non-cash investing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax	11,328	(41,680)
Decrease in property and equipment for non-cash adjustments to purchases of land under our towers	—	1,458

Supplemental disclosure of non-cash financing activities:
Common stock issued and assumption of warrants and restricted common stock in connection with the Global Signal Merger (note 3)	—	3,373,907
Common stock issued in connection with the conversion of debt	100	37
Common stock issued in connection with the exercise of warrants	1,215	5,009
Common stock issued by an equity method investment in connection with a merger	76,381	—
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 6)	(14,320)	24,238

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management Overview

General Overview

We own, operate and lease towers for wireless communications. Our customers lease space on our towers for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. This site rental leasing activity represents approximately 93% of our third quarter 2007 consolidated revenues. We engage in such activities through a variety of structures including subleasing and management arrangements. Information concerning our tower portfolio as of September 30, 2007, is as follows.

•	We owned, leased or managed 23,767 towers, including the towers acquired in connection with the Global Signal Merger (see “MD&A—Management Overview—Acquisition of Global Signal” below).

•	We have the most towers (exclusive of rooftop installations) in the U.S. of any wireless tower company with approximately 21,800 towers.

•	We also have 1,438 towers in Australia, and the remainder of our towers are located in Puerto Rico and Canada.

•	Our customers currently include many of the world’s major wireless communications companies, including Sprint Nextel, AT&T, Verizon Wireless, T-Mobile, Alltel, Optus and Vodafone Australia.

•	55% and 72% of our towers in the U.S. and Puerto Rico were located in the 50 and 100 largest BTAs, respectively.

•	We lease, sublease or license the land on which approximately 18,500 of our towers reside.

•	We own in fee or have permanent or long-term easements in the land on which approximately 4,500 of our towers reside.

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

Global Signal revenues, cost of operations and gross margins for the year ended December 31, 2006 were approximately $496.0 million, $221.2 million and $274.7 million, respectively. See note 3 to our consolidated financial statements for our unaudited pro forma consolidated results of operations for the nine months ended September 30, 2006 and 2007 as if the Global Signal Merger were completed as of the beginning of each respective period. We entered into the Global Signal Merger primarily because of anticipated growth opportunities in the Global Signal tower portfolio, including through leveraging our management team and customer service across an enhanced national footprint. We believe the opportunity for growth will be driven by the carrier focus on improving network quality, subscriber growth, increasing subscriber usage, wire line replacement and next generation network builds. See “MD&A—Management Overview—Revenue and Margin Growth.” Secondarily, we entered into the Global Signal Merger because of anticipated synergistic opportunities. In 2007, as a result of the Global Signal Merger, we have seen an increase in general and administrative expenses in nominal dollars. However, we have seen a decrease in general and administrative expenses as a percentage of revenues. We also expect to incur costs of between approximately $24 million to $28 million for the year ended December 31, 2007 to integrate Global Signal’s operations and wireless communication tower portfolio into our policies, procedures, operations and systems. See also note 17 to our consolidated financial statements.

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

The total purchase price of approximately $4.0 billion includes the fair value of common stock issued (using a $34.20 per share value) of $3.4 billion, the Cash Consideration, the fair value of Global Signal restricted common stock and warrants assumed and estimated transaction costs. The allocation of the purchase price for the Global Signal Merger can be found in note 3 to our consolidated financial statements. We anticipate there will be no further purchase accounting adjustments related to the Global Signal Merger except when required by accounting rules. See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

We financed the Cash Consideration primarily with cash received from the issuance of the 2006 Tower Revenue Notes in November 2006. Upon closing of the Global Signal Merger, the Global Signal Entities had debt outstanding of approximately $1.8 billion; all of which remained outstanding as obligations of the Global Signal Entities we acquired. Such debt included the 2004 Mortgage Loan and the 2006 Mortgage Loan which have a structure similar to our 2005 Tower Revenue Notes and 2006 Tower Revenue Notes. See “MD&A—Liquidity and Capital Resources—Cash Flows from Financing Activities” for further discussion of the impact of the additional debt as a result of the Global Signal Merger.

Revenue and Margin Growth

Our net revenues grew for the three months ended September 30, 2007 by $150.8 million, or 75.1%, to $351.7 million from the three months ended September 30, 2006. Our net revenues grew for the nine months ended September 30, 2007 by $432.9 million, or 75.0%, to $1.0 billion from the nine months ended September 30, 2006. The increase in net revenues was driven by an increase in site rental revenues predominately related to the towers acquired on January 12, 2007 in connection with the Global Signal Merger (see “MD&A—Segment Results of Operations—CCUSA”). The remaining increase in site rental revenues was primarily from new customer additions (or modifications to existing installations) on our towers existing prior to the Global Signal Merger and, to a lesser extent, new towers acquired or built during or after the first quarter of 2006. New customer additions and modifications were influenced by on-going demand for additional antenna space mainly due to the continued strong growth in wireless minutes of use, the introduction of new data services by wireless carriers and the launch of new wireless networks. We expect network services revenues to continue to be somewhat volatile as a percentage of total net revenues as these revenues are typically not under long-term contract.

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

Site rental gross margins (site rental revenues less site rental costs of operations) for the three months ended September 30, 2007 increased by $91.2 million, or 73.7%, to $214.9 million from the three months ended September 30, 2006. Site rental gross margins (site rental revenues less site rental costs of operations) for the nine months ended September 30, 2007 increased by $264.1 million, or 74.6%, to $618.3 million from the nine months ended September 30, 2006. The increase in the site rental gross margins was primarily driven by the increase in site rental revenues. We expect that increases in site rental revenues resulting from new customer additions (or modifications to existing installations) on our existing towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

We believe the demand for our towers will continue for a variety of reasons, including the wireless industry’s dramatic growth of minutes of use, wireless data service revenues and new subscribers. The demand for towers depends on the demand for antenna space by our customers which in turn depends on the demand for wireless telephony and data services from their customers. Important indicators of this demand are wireless minutes of use, the volume of non-telephony wireless services such as data, text messaging and mobile video and, to a lesser extent, the number of new wireless subscribers. The demand for our towers is also influenced by the launch of new wireless networks and the availability of new spectrum to our customers. Highlights of the Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey issued on October 23, 2007 are as follows:

•	Minutes of use exceeded 1.1 trillion for the first half of 2007, which represents a year-over-year increase of 18%;

•	Wireless data service revenues for the first half of 2007 were $10.5 billion, which represents a year-over-year increase of 63%; and

•	Wireless users totaled 243 million as of June 30, 2007, which represents a year-over-year increase of 24 million subscribers, or 10.8%.

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

Indebtedness

During the first quarter of 2007, CCOC entered into two term loans due in 2014 that totaled $650.0 million. Our purchase of 17.7 million shares of our common stock was primarily funded with $600.0 million of the proceeds from the term loans (see “MD&A—Management Overview—Purchases and Investments”). During the first quarter of 2007, CCOC also entered into a currently undrawn revolving credit facility for $250.0 million that matures in January 2008. We may use the remaining $50.0 million borrowed under the term loans and the availability under the credit facility for general corporate purposes which may include financing of capital expenditures, acquisitions and purchases of our common or preferred stock. See note 6 to our consolidated financial statements and “MD&A—Liquidity and Capital Resources—Cash Flows from Financing Activities.”

See “MD&A—Liquidity and Capital Resources—Cash Flows from Financing Activities” for a discussion of the 2004 Mortgage Loan and the 2006 Mortgage Loan that remained outstanding as obligations of the Global Signal Entities we acquired. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to our consolidated financial statements for a discussion of the interest rate swaps we entered into during the first quarter of 2007 that have effectively locked in the interest rate on the rollover of the 2006 Mortgage Loan to February 2016 and the 2004 Mortgage Loan to December 2014.

Purchases and Investments

In January 2007, we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders, or approximately 6% of our outstanding shares following the Global Signal Merger. We paid $600.3 million in cash or approximately $33.89 per share to effect these purchases. The purchase of shares of common stock was primarily funded through borrowings under a term loan (see “MD&A—Management Overview—Indebtedness” above). We expect to continue to opportunistically purchase our own stock from time to time. See “MD&A—Liquidity and Capital Resources—Overview” for a further discussion.

Spectrum Lease and Modeo Investment

On July 23, 2007, we entered into a lease of our Spectrum. The Spectrum is leased to CCTV for a $13 million annual lease fee with an initial term from July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, CCTV will have the right to acquire the Spectrum for $130 million, escalated at CPI from July 2007, or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. As part of such transaction, we also transferred for nominal consideration our subsidiary holding the assets related to our trial network in New York City. In addition, we are the preferred provider of tower infrastructure for future tower sites during the term of the lease if and as the Spectrum is deployed by CCTV. See “Part II—Other Information—Item 1A. Risk Factors.”

As a result of the transactions described above, we eliminated substantially all of the future Modeo operating and administrative expenses, which for the three and nine months ended September 30, 2007 were $0.5 million and $3.8 million, respectively. In addition, for the three and nine months ended September 30, 2007, we recorded asset write-down charges of $57.7 million as a result of the write-off of substantially all of our Modeo assets other than the Spectrum and restructuring charges of $3.1 million related to the termination of the Modeo employees. See note 17 to our consolidated financial statements.

Consolidated Results of Operations

Comparison of Three and Nine Months Ended September 30, 2006 and 2007

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$178,995	89.1%	$326,797	92.9%	$147,802	82.6%
Network services and other	21,944	10.9%	24,947	7.1%	3,003	13.7%

	200,939	100.0%	351,744	100.0%	150,805	75.1%

Operating expenses:
Costs of operations(a):
Site rental	55,261	30.9%	111,863	34.2%	56,602	102.4%
Network services and other	14,735	67.1%	17,032	68.3%	2,297	15.6%

Total costs of operations	69,996	34.8%	128,895	36.6%	58,899	84.1%
General and administrative	25,433	12.6%	32,881	9.3%	7,448	29.3%
Restructuring charges	—	—	3,191	0.9%	3,191	*
Asset write-down charges	948	0.5%	59,306	16.9%	58,358
Integration costs	—	—	4,749	1.4%	4,749
Depreciation, amortization and accretion	72,161	36.0%	135,540	38.6%	63,379	87.8%

Operating income (loss)	32,401	16.1%	(12,818)	(3.7)%	(45,219)	(139.6)%
Loss on purchases and redemptions of debt	(437)	(0.2)%	—	—	437	*
Interest and other income (expense)	(985)	(0.5)%	2,965	0.8%	3,950	*
Interest expense and amortization of deferred financing costs	(46,450)	(23.1)%	(89,407)	(25.4)%	(42,957)	92.5%

Income (loss) from continuing operations before income taxes and minority interests	(15,471)	(7.7)%	(99,260)	(28.3)%	(83,789)	*
Benefit (provision) for income taxes	(575)	(0.3)%	31,923	9.1%	32,498	*
Minority interests	485	0.3%	324	0.1%	(161)	*

Income (loss) from continuing operations	(15,561)	(7.7)%	(67,013)	(19.1)%	(51,452)	*
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	*

Net income (loss)	$(15,561)	(7.7)%	$(67,013)	(19.1)%	$(51,452)	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Dollar Change	Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$510,052	88.3%	$948,925	93.9%	$438,873	86.0%
Network services and other	67,328	11.7%	61,398	6.1%	(5,930)	(8.8)%

	577,380	100.0%	1,010,323	100.0%	432,943	75.0%

Operating expenses:
Costs of operations(a):
Site rental	155,878	30.6%	330,624	34.8%	174,746	112.1%
Network services and other	44,401	65.9%	43,484	70.8%	(917)	(2.1)%

Total costs of operations	200,279	34.7%	374,108	37.0%	173,829	86.8%
General and administrative	79,785	13.8%	104,210	10.3%	24,425	30.6%
Restructuring charges	—	—	3,191	0.3%	3,191	*
Asset write-down charges	2,805	0.5%	64,049	6.3%	61,244	*
Integration costs	—	—	18,666	1.8%	18,666	*
Depreciation, amortization and accretion	213,626	37.0%	407,557	40.4%	193,931	90.8%

Operating income (loss)	80,885	14.0%	38,542	3.9%	(42,343)	(52.3)%
Loss on purchases and redemptions of debt	(1,177)	(0.2)%	—	—	1,177	*
Interest and other income (expense)	(4,520)	(0.8)%	9,170	0.9%	13,690	*
Interest expense and amortization of deferred financing costs	(116,165)	(20.1)%	(260,212)	(25.8)%	(144,047)	124.0%

Income (loss) from continuing operations before income taxes and minority interests	(40,977)	(7.1)%	(212,500)	(21.0)%	(171,523)	*
Benefit (provision) for income taxes	(1,698)	(0.3)%	69,705	6.9%	71,403	*
Minority interests	1,400	0.3%	151	—	(1,249)	*

Income (loss) from continuing operations	(41,275)	(7.1)%	(142,644)	(14.1)%	(101,369)	*
Income (loss) from discontinued operations, net of tax	5,657	0.9%	—	—	(5,657)	*

Net income (loss)	$(35,618)	(6.2)%	$(142,644)	(14.1)%	$(107,026)	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

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

Net revenues for the three months ended September 30, 2007 increased by $150.8 million, or 75.1%, to $351.7 million from the three months ended September 30, 2006. Net revenues for the nine months ended September 30, 2007 increased by $432.9 million, or 75.0%, to $1.0 billion from the nine months ended September 30, 2006. The increase in net revenues for the three and nine months ended September 30, 2007 resulted from an increase in site rental revenues of $147.8 million and $438.9 million, respectively, or 82.6% and 86.0%, from the same periods in the prior year. CCUSA accounted for 96.9% and 97.3%, respectively, of the total increase in site rental revenues for the three and nine months ended September 30, 2007 from the same periods in the prior year. The increase in site rental revenues was predominately related to the towers acquired on January 12, 2007 in connection with the Global

Signal Merger (see “MD&A—Segment Results of Operations—CCUSA”). The remaining increase in our site rental revenues was primarily driven by new tenant additions (or modifications to existing installations) on our towers existing prior to the Global Signal Merger and, to a lesser extent, new towers acquired or built during or after the first quarter of 2006. See “MD&A—Segment Results of Operations—CCUSA.”

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

Network services and other revenues for the three months ended September 30, 2007 increased by $3.0 million, or 13.7%, from the three months ended September 30, 2006. Network services and other revenues for the nine months ended September 30, 2007 decreased by $5.9 million, or 8.8%, from the nine months ended September 30, 2006. The decrease in the network services and other revenues for the nine months ended September 30, 2007 from the same period in the prior year reflects the variable nature of the network services business as these revenues are typically not under long-term contract. The towers acquired from Global Signal did not have a significant impact on the network services revenues for the first half of 2007 and had a modest impact on the third quarter of 2007 since Global Signal did not operate a network services business. We expect the Global Signal Merger to positively impact network services revenues in the future as we continue to market our services for the Global Signal towers.

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

Site rental gross margins for the three months ended September 30, 2007 increased by $91.2 million, or 73.7%, to $214.9 million from the three months ended September 30, 2006. Site rental gross margins for the nine months ended September 30, 2007 increased by $264.1 million, or 74.6%, to $618.3 million from the nine months ended September 30, 2006. The increase in the site rental gross margins was related to the previously mentioned increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger (from the date of acquisition) and, to a lesser extent, from new customer additions (or modifications to existing installations) (see “MD&A—Segment Results of Operations—CCUSA”).

Site rental gross margins were affected by the non-cash portions of site rental revenues, ground lease expenses, stock-based compensation expenses for those employees directly related to U.S. tower operations and the amortization of below-market and above-market leases. The non-cash impact on site rental gross margins for the three and nine months ended September 30, 2007 related to the towers acquired from Global Signal was $2.0 million and $4.7 million, respectively. The following is a summary of the components of the non-cash portions of our site rental gross margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$4,646	$10,703	$15,175	$32,240
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(4,263)	(8,382)	(13,020)	(27,167)
Stock-based compensation expenses	(50)	(94)	(116)	(288)
Net amortization of below-market and above-market leases	—	312	—	472

Total	$333	$2,539	$2,039	$5,257

General and administrative expenses for the three months ended September 30, 2007 increased by $7.4 million, or 29.3%, from the three months ended September 30, 2006 but decreased to 9.3% of net revenues from 12.6%. General and administrative expenses for the nine months ended September 30, 2007 increased by $24.4 million, or 30.6%, from the nine months ended September 30, 2006 but decreased to 10.3% of net revenues from 13.8%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 16 to our consolidated financial statements. The increase in general and administrative expenses was primarily related to headcount additions and related other employee costs as a result of the Global Signal Merger partially offset by cost reductions from the termination of the Modeo employees (see “MD&A—Management Overview—Spectrum Lease and Modeo Investment”). The decrease in general and administrative expenses as a percentage of net revenues was driven by cost savings that resulted from the Global Signal Merger.

Restructuring charges for the three and nine months ended September 30, 2007 were $3.2 million and were predominantly related to the termination of the Modeo employees. Asset write-down charges for the three and nine months ended September 30, 2007 were $59.3 million and $64.0 million, respectively, an increase of $58.4 million and $61.2 million from the same periods in the prior year. The increase in the asset write-down charges for the three and nine months was due to the $57.7 million charge related to Modeo during the three months ended September 30, 2007. See “MD&A—Management Overview—Spectrum Lease and Modeo Investment” and note 17 to our consolidated financial statements.

Integration costs for the three and nine months ended September 30, 2007 were $4.8 million and $18.7 million, respectively, and were related to the Global Signal Merger. These integration costs included, among other things, expenses for retention bonus obligations with employees of the former Global Signal, costs for contracted employees directly related to the integration and stock-based compensation charges with respect to restricted common stock issued in the Global Signal Merger. See “MD&A—Management Overview—Acquisition of Global Signal” and note 17 to our consolidated financial statements.

Depreciation, amortization and accretion for the three months ended September 30, 2007 increased by $63.4 million, or 87.8%, from the three months ended September 30, 2006, virtually all of which related to CCUSA. Depreciation, amortization and accretion for the nine months ended September 30, 2007 increased by $193.9 million, or 90.8%, from the nine months ended September 30, 2006, virtually all of which related to CCUSA. The increase for the three and nine months ended September 30, 2007 was primarily attributable to depreciation and amortization of property and equipment and intangible assets recorded in connection with the purchase price allocation for the Global Signal Merger. See “MD&A—Segment Results of Operations—CCUSA.”

Interest expense and amortization of deferred financing costs was $89.4 million for the three months ended September 30, 2007, an increase of $43.0 million, or 92.5%. Interest expense and amortization of deferred financing costs was $260.2 million for the nine months ended September 30, 2007, an increase of $144.0 million, or 124.0%. The increase in interest expense and amortization of deferred financing costs was due to the issuance of the 2006 Tower Revenue Notes, the mortgage loans that remained outstanding as obligations of the Global Signal Entities we acquired, and the term loans issued in 2007, offset by the repayment of the 2006 Credit Facility. See “MD&A—Segment Results of Operations—CCUSA.”

Benefit (provision) for income taxes for the three and nine months ended September 30, 2007 was a benefit of $31.9 million and $69.7 million, respectively, compared to a provision of $(0.6) million and $(1.7) million for the three and nine months ended September 30, 2006, respectively. The change from a provision to a benefit was related to our change from a net deferred tax asset position to a net deferred tax liability position that resulted from the deferred tax liability of $556.6 million recorded as part of the allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $240.9 million. See “MD&A—Segment Results of Operations—CCUSA” and note 10 to our consolidated financial statements.

In May 2007, CCAL (our 77.6% majority-owned subsidiary) issued a capital return of approximately $166.0 million, including $37.2 million to the minority shareholders of CCAL. Upon issuance of the capital return, we recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interests in CCAL. The borrowing and related capital return was issued to increase the leverage of the CCAL business. The losses applicable to the minority interest shareholders will be included in our results in the future as long as their share of the CCAL losses exceeds their equity interests.

Segment Results of Operations

Our reportable operating segments for the nine months ended September 30, 2007 are (i) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations and (ii) CCAL, our Australian tower operations. Our financial results are reported to management and the Board of Directors in this manner. We have reclassified the Corporate Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. We have reclassified the Emerging Businesses segment, previously consisting of our Modeo business, into the CCUSA segment following both the lease of the Spectrum to CCTV on July 23, 2007 and the related write-off of substantially all of the Modeo assets other than the Spectrum. See “MD&A—Management Overview—Spectrum Lease and Modeo Investment.” Segment information for all periods has been reclassified to reflect these changes in reportable segments.

See note 15 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA.

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

CCUSA - Three Months Ended September 30, 2006 and 2007

Net revenues for the three months ended September 30, 2007 increased by $146.2 million, or 78.4%, from the three months ended September 30, 2006. This increase in net revenues resulted from an increase in site rental revenues of $143.2 million, or 85.9%, for the same periods. For the three months ended September 30, 2007, the site rental revenues from the towers acquired in connection with the Global Signal Merger, inclusive of new tenant additions since the date of acquisition, was $132.5 million or approximately 92.5% of the increase in site rental revenues for the three months ended September 30, 2007 from the three months ended September 30, 2006. The site rental revenue growth rate (based on comparison to Global Signal’s reported results for the three months ended September 30, 2006) on the towers acquired from Global Signal, excluding the impact of straight-line revenues, is consistent with the growth rates on our towers existing prior to the Global Signal Merger. The remaining increase in our site rental revenues of $10.7 million or 7.5% of the CCUSA segment was primarily driven by new tenant additions (or modifications to existing installations) occurring during or after the third quarter of 2006 on our towers existing prior to the Global Signal Merger.

Site rental gross margins for the three months ended September 30, 2007 increased by $88.3 million, or 76.4%, from the three months ended September 30, 2006. The increase in the site rental gross margins was related to the previously mentioned 85.9% increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger and, to a lesser extent, from new customer additions (or modifications to existing installations). Site rental gross margins as a percentage of site rental revenues for the three months ended September 30, 2007 decreased by 3.5 percentage points from the three months ended September 30, 2006 to 65.8% primarily as a result of the less mature Global Signal towers that have lower revenues per tower and higher ground rent expense as a percentage of revenues than our existing towers. We believe the Global Signal towers have significant latent revenue and margin growth opportunities provided by potential future additional leasing of those towers.

General and administrative expenses for the three months ended September 30, 2007 increased by $6.5 million, or 28.4%, from the three months ended September 30, 2006 but decreased to 8.8% of net revenues from 12.2%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 16 to our consolidated financial statements. The increase in general and administrative expenses was primarily related to headcount additions and related employee costs as a result of the Global Signal Merger partially offset by cost reductions from the termination of the Modeo employees (see “MD&A—Management Overview—Spectrum Lease and Modeo Investment”). The decrease in general and administrative expenses as a percentage of net revenues was driven by cost savings that resulted from the Global Signal Merger.

Adjusted EBITDA for the three months ended September 30, 2007 increased by $83.9 million, or 81.4%, from the three months ended September 30, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase of 85.9% in our site rental revenues including the towers acquired in connection with the Global Signal Merger and the new customer additions (or modifications to existing installations).

For the three months ended September 30, 2007, restructuring charges and asset write-down charges were $3.2 million and $59.3 million, respectively, and were predominantly related to Modeo (see “MD&A—Management Overview—Spectrum Lease and Modeo Investment”). For the three months ended September 30, 2007, integration costs were $4.7 million and were related to the Global Signal Merger (see “MD&A—Management Overview—Acquisition of Global Signal”). See also note 17 to our consolidated financial statements.

Depreciation, amortization and accretion for the three months ended September 30, 2007 increased by $63.4 million, or 97.5%, from the three months ended September 30, 2006. The increase for the three months ended September 30, 2007 resulted from $61.9 million of depreciation and amortization attributable to property and equipment and intangible assets recorded in connection with the purchase price allocation for the Global Signal Merger. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for the three months ended September 30, 2007 increased by $43.0 million, or 94.2%, from the three months ended September 30, 2006. The increase for the three months ended September 30, 2007 was primarily attributable to additional indebtedness of approximately $3.0 billion from September 30, 2006 to September 30, 2007. The components of the increase in indebtedness include (i) the issuance of the 2006 Tower Revenue Notes ($1.55 billion), (ii) the mortgage loans ($1.8 billion) that remained outstanding as obligations of the Global Signal Entities we acquired, and (iii) the issuance of term loans ($650.0 million) during 2007. This additional indebtedness was offset by the repayment of the borrowings under the previously existing credit agreement dated as of June 1, 2006. For the three months ended September 30, 2007, interest expense and amortization of deferred financing costs related to the 2006 Tower Revenue Notes and mortgage loans totaled $23.6 million and $26.6 million, respectively. We believe our recent financing transactions have simplified our capital structure at attractive rates while maintaining our targeted leverage ratios and have allowed us to make investments that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns. See “MD&A—Liquidity and Capital Resources—Overview.”

Benefit (provision) for income taxes for the three months ended September 30, 2007 was a benefit of $32.4 million compared to a provision of $(0.5) million for the three months ended September 30, 2006. We recorded a deferred tax liability of $556.6 million as part of the allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $240.9 million. As a result, we (i) are no longer in a net deferred tax asset position, (ii) are no longer recording a valuation allowance on net deferred tax assets because of our historical net operating losses, and (iii) can record the benefit of tax impacts of our results in the statement of operations and comprehensive income (loss).

Net income (loss) for the three months ended September 30, 2007 was a loss of $67.3 million representing an increased loss of $52.2 million from the three months ended September 30, 2006. The increased loss was primarily due to asset write-down and restructuring charges related to Modeo totaling $60.8 million and the net impact of increases in Adjusted EBITDA, depreciation, amortization and accretion, interest expense and the benefit for income taxes, all of which were predominantly related to the Global Signal Merger.

CCUSA - Nine Months Ended September 30, 2006 and 2007

Net revenues for the nine months ended September 30, 2007 increased by $421.1 million, or 79.0%, from the nine months ended September 30, 2006. This increase in net revenues resulted from an increase in site rental revenues of $427.0 million, or 90.6%, for the same periods. From the date of acquisition to September 30, 2007, the site rental revenues from the towers acquired in connection with the Global Signal Merger, inclusive of new tenant additions since the date of acquisition, was $378.0 million or approximately 88.5% of the increase in site rental revenues for the nine months ended September 30, 2007 from the nine months ended September 30, 2006. The site rental revenue growth rate (based on comparison to Global Signal’s reported results for the nine months ended September 30, 2006) on the towers acquired from Global Signal, excluding the impact of straight-line revenues, is consistent with the growth rates on our towers existing prior to the Global Signal Merger. The remaining increase in our site rental revenues of $49.0 million or 11.5% of the CCUSA segment was primarily driven by the following that occurred during or after the first quarter of 2006: (i) new tenant additions (or modifications to existing installations) on our towers existing prior to the Global Signal Merger and, to a lesser extent, (ii) the leases related to the 474 towers acquired from Mountain Union in July 2006.

Site rental gross margins for the nine months ended September 30, 2007 increased by $255.5 million, or 77.9%, from the nine months ended September 30, 2006. The increase in the site rental gross margins was related to the previously mentioned 90.6% increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger (from the date of acquisition) and, to a lesser extent, from new customer additions (or modifications to existing installations) and the 474 towers acquired from Mountain Union. Site rental gross margins as a percentage of site rental revenues for the nine months ended September 30, 2007 decreased by 4.7 percentage points from the nine months ended September 30, 2006 to 64.9% primarily as a result of the less mature Global Signal towers that have lower revenues per tower and higher ground rent expense as a percentage of revenues than our existing towers. We believe the Global Signal towers have significant latent revenue and margin growth opportunities provided by potential future additional leasing of those towers.

General and administrative expenses for the nine months ended September 30, 2007 increased by $23.3 million, or 33.1%, from the nine months ended September 30, 2006 but decreased to 9.8% of net revenues from 13.2%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 16 to our consolidated financial statements. The increase in general and administrative expenses was primarily related to headcount additions and related employee costs as a result of the Global Signal Merger partially offset by cost reductions from the termination of the Modeo employees (see “MD&A—Management Overview—Spectrum Lease and Modeo Investment”). The decrease in general and administrative expenses as a percentage of net revenues was driven by cost savings that resulted from the Global Signal Merger.

Adjusted EBITDA for the nine months ended September 30, 2007 increased by $231.1 million, or 79.8%, from the nine months ended September 30, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase of 90.6% in our site rental revenues including the towers acquired in connection with the Global Signal Merger (from January 12, 2007 to September 30, 2007) and the new customer additions (or modifications to existing installations).

For the nine months ended September 30, 2007, restructuring charges and asset write-down charges were $3.2 million and $64.0 million, respectively, and were predominantly related to Modeo (see “MD&A—Management Overview—Spectrum Lease and Modeo Investment”). For the nine months ended September 30, 2007, integration costs were $18.7 million and were related to the Global Signal Merger (see “MD&A—Management Overview—Acquisition of Global Signal”). See also note 17 to our consolidated financial statements.

Depreciation, amortization and accretion for the nine months ended September 30, 2007 increased by $193.7 million, or 100.2%, from the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 resulted from $192.0 million of depreciation and amortization attributable to property and equipment and intangible assets recorded in connection with the purchase price allocation for the Global Signal Merger. The depreciation of the towers acquired from Global Signal was inclusive of approximately $19 million related to towers with useful lives (as defined) less than one year. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2007 increased by $144.2 million, or 126.9%, from the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 was primarily attributable to additional indebtedness of approximately $3.0 billion from September 30, 2006 to September 30, 2007. The components of the increase in indebtedness include (i) the issuance of the 2006 Tower Revenue Notes ($1.55 billion), (ii) the mortgage loans ($1.8 billion) that remained outstanding as obligations of the Global Signal Entities we acquired, and (iii) the issuance of term loans ($650.0 million) during 2007. This additional indebtedness was offset by the repayment of the borrowings under the previously existing credit agreement dated as of June 1, 2006. For the nine months ended September 30, 2007, interest expense and amortization of deferred financing costs related to the 2006 Tower Revenue Notes and mortgage loans totaled $70.6 million and $76.5 million, respectively. We believe our recent financing transactions have simplified our capital structure at attractive rates while maintaining our targeted leverage ratios and have allowed us to make investments that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns. See “MD&A—Liquidity and Capital Resources—Overview.”

Benefit (provision) for income taxes for the nine months ended September 30, 2007 was a benefit of $70.5 million compared to a provision of $(1.4) million for the nine months ended September 30, 2006. We recorded a deferred tax liability of $556.6 million as part of the allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $240.9 million. As a result, we (i) are no longer in a net deferred tax asset position, (ii) are no longer recording a valuation allowance on net deferred tax assets because of our historical net operating losses, and (iii) can record the benefit of tax impacts of our results in the statement of operations and comprehensive income (loss).

Net income (loss) for the nine months ended September 30, 2007 was a loss of $146.0 million representing an increased loss of $111.7 million from the nine months ended September 30, 2006 primarily due to asset write-down and restructuring charges related to Modeo totaling $60.8 million and the net impact of increases in Adjusted EBITDA, depreciation, amortization and accretion, interest expense and the benefit for income taxes, all of which were predominantly related to the Global Signal Merger.

CCAL - Three Months Ended September 30, 2006 and 2007

Total net revenues for the three months ended September 30, 2007 increased by $4.6 million, or 32.0%, from the three months ended September 30, 2006. The increase in total net revenues was due to growth in site rental revenues primarily related to (i) exchange rate fluctuations, (ii) new customer additions (or modifications to existing installations) on our towers, (iii) contractual escalations on existing leases with variable escalations, and (iv) new towers acquired after the third quarter of 2006.

Adjusted EBITDA for the three months ended September 30, 2007 increased by $1.6 million, or 22.8%, from the three months ended September 30, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. Site rental gross margins increased by $2.9 million, or 35.6%, to 65.6% of site rental revenues, for the three months ended September 30, 2007, from $8.2 million, or 66.5% of site rental revenues for the three months ended September 30, 2006.

Net income (loss) for the three months ended September 30, 2007 was income of $0.2 million, an improvement of $0.8 million from the three months ended September 30, 2006. The change from net loss to net income was primarily driven by the same factors that drove the improvement in Adjusted EBITDA. See “MD&A—Consolidated Results of Operations—Comparison of Three and Nine Months Ended September 30, 2006 and 2007” for a discussion of the minority interest.

The increases and decreases between the three months ended September 30, 2007 and the three months ended September 30, 2006 were inclusive of exchange rate fluctuations. Changes between the two periods were influenced by the average exchange rates for the three months ended September 30, 2006 and 2007 of 0.757 and 0.848, respectively. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

CCAL - Nine Months Ended September 30, 2006 and 2007

Total net revenues for the nine months ended September 30, 2007 increased by $11.8 million, or 26.6%, from the nine months ended September 30, 2006. The increase in total net revenues was due to growth in site rental revenues primarily related to (i) exchange rate fluctuations, (ii) new customer additions (or modifications to existing installations) on our towers, (iii) contractual escalations on existing leases with variable escalations, and (iv) new towers acquired after the third quarter of 2006. Included in our site rental revenues is a contractual payment of $2.1 million and $2.4 million for the nine months ended September 30, 2006 and September 30, 2007, respectively, related to a fee for the shortfall in a contractually committed number of site licenses.

Adjusted EBITDA for the nine months ended September 30, 2007 increased by $7.4 million, or 34.5%, from the nine months ended September 30, 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. Site rental gross margins increased by $8.6 million, or 32.6%, to 68.9% of site rental revenues for the nine months ended September 30, 2007, from $26.4 million, or 67.9% of site rental revenues for the nine months ended September 30, 2006.

Net income (loss) for the nine months ended September 30, 2007 was income of $3.3 million, an improvement of $4.7 million from the nine months ended September 30, 2006. The change from net loss to net income was primarily driven by the same factors that drove the improvement in Adjusted EBITDA. See “MD&A—Consolidated Results of Operations—Comparison of Three and Nine Months Ended September 30, 2006 and 2007” for a discussion of the minority interest.

The increases and decreases between the nine months ended September 30, 2007 and the nine months ended September 30, 2006 were inclusive of exchange rate fluctuations. Changes between the two periods were influenced by the average exchange rates for the nine months ended September 30, 2006 and 2007 of 0.748 and 0.822, respectively. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Overview

Strategy. We seek to allocate our available capital among the investment alternatives that we believe exhibit sufficient potential to achieve acceptable risk-adjusted returns or exhibit potential to complement our core tower rental business. As such, we expect to continue:

(1)	to acquire or build towers, extend leaseholds on the land on which our towers are located, acquire the land on which our towers are located and make improvements to existing towers,

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

Our business strategy contemplates discretionary capital expenditures in connection with the further improvement and selective expansion of our existing tower portfolios. We expect that the majority of our discretionary investments will occur in connection with strategic tower acquisitions like the Global Signal Merger, purchases of our common or preferred stock, purchases of land under our towers, modifications and reinforcements of our existing towers for new customer additions, the construction or purchase of select towers and, to a lesser extent, investments in adjacent businesses. We may incur additional indebtedness on a discretionary basis to fund these investments. Our long-term business strategy may be influenced to some extent over the near term as a result of the debt and equity financing of the Global Signal Merger and the related commitment of time and expense to the execution of the integration of Global Signal’s business.

Liquidity Position. As of September 30, 2007, we had consolidated cash and cash equivalents of $119.8 million (exclusive of restricted cash of $157.9 million), consolidated long-term and short-term debt of $6.0 billion, consolidated redeemable preferred stock of $313.6 million and consolidated stockholders equity of $3.4 billion. We currently have $250.0 million of available borrowings under the 2007 Revolver that matures in January 2008.

Summary Cash Flow Information

A summary of our cash flows is as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2007	Change	2006	2007	Change
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$60,551	$101,677	$41,126	$178,923	$220,415	$41,492
Net cash provided by (used for) investing activities	(338,457)	(70,581)	267,876	(387,652)	(682,701)	(295,049)
Net cash provided by (used for) financing activities	(178,469)	(4,081)	174,388	203,966	(12,152)	(216,118)
Effect of exchange rate changes on cash	(136)	355	491	(218)	1,524	1,742
Net cash from discontinued operations	—	—	—	5,657	—	(5,657)

Net increase (decrease) in cash and cash equivalents	$(456,511)	$27,370	$483,881	$676	$(472,914)	$(473,590)

Cash Flows from Operating Activities

The net cash provided by operating activities for the three and nine months ended September 30, 2007 increased by $41.1 million and $41.5 million, respectively, or 67.9% and 23.2%, respectively, from the same periods in 2006, due primarily to the cash flow generated by the towers acquired in connection with the Global Signal Merger and the growth in our core site rental leasing. The increase for the nine months ended September 30, 2007 was offset by an increase in cash interest paid of $128.0 million, payments for merger-related fees incurred by Global Signal of approximately $16.3 million, prepayments of long-term easements for land under our towers of $14.8 million and integration costs related to the Global Signal Merger of $17.9 million. The increase for the three months ended September 30, 2007 was offset by an increase in cash interest paid of $38.7 million and integration costs related to the Global Signal Merger of $4.8 million. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a significant impact on our net cash from operating activities for interim periods largely due to the timing of payments.

Cash Flows from Investing Activities

Capital Expenditures. Our capital expenditures can be separated into two general categories:

(1)	sustaining (which includes maintenance activities on our towers, vehicles, information technology equipment and office equipment), and

(2)	revenue generating (which includes purchases of land under our towers, tower improvements in order to support additional leasing, the construction or purchase of towers, investments in adjacent businesses and the construction of distributed antenna systems (“DAS Sites”)).

A summary of our capital expenditures (including the total capital expenditures which can be found on our consolidated statement of cash flows) is as follows:

	Nine Months Ended September 30,
	Sustaining Capital Expenditures			Revenue Generating Capital Expenditures			Total Capital Expenditures
	2006	2007	Change	2006	2007	Change	2006	2007	Change
	(In thousands of dollars)
CCUSA	$5,540	$13,538	$7,998	$71,620	$163,239	$91,619	$77,160	$176,777	$99,617
CCAL	914	1,542	628	1,852	12,939	11,087	2,766	14,481	11,715

Consolidated	$6,454	$15,080	$8,626	$73,472	$176,178	$102,706	$79,926	$191,258	$111,332

For the nine months ended September 30, 2007, total capital expenditures increased $111.3 million, or 139.3%, from the nine months ended September 30, 2006. The increase in sustaining capital expenditures was primarily related to the towers acquired in connection with the Global Signal Merger. The net increase in revenue generating capital expenditures for the nine months ended September 30, 2007 from the same period in 2006 was primarily related to an increase in the purchases of land under our towers of $82.4 million, to $98.0 million, offset by a decrease in capital expenditures related to Modeo of $18.6 million. See also “MD&A—Management Overview—Spectrum Lease and Modeo Investment” for a discussion regarding Modeo.

Our decisions regarding revenue generating capital expenditures such as the purchases of land under our towers, enhancement of towers, the construction or purchase of select towers, investments in adjacent businesses and the construction of DAS Sites are discretionary and depend upon expectations of achieving acceptable risk-adjusted returns (given current market conditions). Such decisions are influenced by the availability of capital and expected returns on alternative investments.

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

FiberTower Investment. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our available-for-sale investment in FiberTower.

Cash Flows from Financing Activities

The net cash provided by (used for) financing activities in 2007 was exclusive of the approximate $1.8 billion of debt that remained outstanding as obligations of the Global Signal Entities we acquired. The following is a summary of the significant financing transactions completed in 2007, the 2006 Mortgage Loan and the 2004 Mortgage Loan.

2006 Mortgage Loan. At the closing of the Global Signal Merger, the 2006 Mortgage Loan, comprised of borrowings under a mortgage loan totaling $1.55 billion, remained outstanding as obligations of certain of the Global Signal Entities we acquired. The 2006 Mortgage Loan has a weighted average fixed interest rate of approximately 5.69%, and 92.1% was rated investment grade. We recorded a fair value adjustment of $3.1 million to decrease the value of the 2006 Mortgage Loan to fair value as part of the allocation of the purchase price of the Global Signal Merger. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.74%. See note 6 to our consolidated financial statements for additional information regarding the 2006 Mortgage Loan.

2004 Mortgage Loan. At the closing of the Global Signal Merger, the 2004 Mortgage Loan, comprised of borrowings under a mortgage loan totaling $293.8 million, remained outstanding as obligations of certain of the Global Signal Entities we acquired. The 2004 Mortgage Loan has a weighted average fixed interest rate of approximately 4.74%, and 86.7% was rated investment grade. We recorded a fair value adjustment of $9.1 million to decrease the value of the 2004 Mortgage Loan to fair value as part of the allocation of the purchase price of the Global Signal Merger. The effective interest rate after giving effect to the fair value purchase price adjustment is approximately 5.78%. See note 6 to our consolidated financial statements for additional information regarding the 2004 Mortgage Loan.

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

Common Stock Activity. A summary of common stock activity for the nine months ended September 30, 2007 is as follows:

Nine Months Ended September 30,
2007
(In thousands of shares)
Shares outstanding at beginning of period	202,081
Shares issued in the Global Signal Merger	98,049
Restricted stock awards granted	1,302
Restricted stock awards assumed in the Global Signal Merger	92
Common stock purchased	(17,805)
Stock options exercised	1,247
Other activity	158

Shares outstanding at end of period	285,124

On January 12, 2007, we issued approximately 98.1 million shares of common stock in the Global Signal Merger. See “MD&A—Management Overview—Acquisition of Global Signal.” See note 16 to our consolidated financial statements for a discussion of the restricted stock granted during the nine months ended September 30, 2007. On January 19, 2007, we purchased an aggregate of 17.7 million shares of our common stock from the Global Signal Significant Stockholders. We paid $600.3 million in cash or approximately $33.89 per share to effect these purchases. See “MD&A—Management Overview—Purchases and Investments.”

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swap agreements to manage and reduce our interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to the consolidated financial statements.

CCAL Capital Return. See “MD&A—Consolidated Results of Operations—Comparison of Three and Nine Months Ended September 30, 2006 and 2007” for a discussion of the minority interest and CCAL capital return.

Financing Restrictions. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. As of and for the nine months ended September 30, 2007, the Company and its subsidiaries had no financial covenant violations. Various of our debt obligations also place other restrictions on the ability of CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

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

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (i) are most important to the portrayal of our financial condition and results of operations and (ii) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for the nine months ended September 30, 2007 is not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2006 are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2006 Form 10-K. Other than those discussed below, the critical accounting policies and estimates in place for the year ended December 31, 2006 have not significantly changed from the critical accounting policies for the nine months ended September 30, 2007.

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

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in “MD&A—Segment Results of Operations.” Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

The definition of Adjusted EBITDA used by Global Signal prior to the Global Signal Merger is different from ours as Global Signal excluded the impacts of non-cash straight-lined revenues and expenses in calculation of Adjusted EBITDA. Upon completion of the Global Signal Merger, the Global Signal Entities adopted our definition of Adjusted EBITDA.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our international operating, investing and financing activities, we are exposed to market risks, which include changes in interest rates, equity security prices and foreign currency exchange rates, which may adversely affect our results of operations and financial position.

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. The majority of our financial instruments, however, are long-term fixed interest rate instruments. As of September 30, 2007, we had $648.4 million of floating rate indebtedness, or approximately 10.8% of total debt. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve month period would increase our interest expense by approximately $6.5 million, without consideration of the LIBOR interest period that has locked our interest rate on the Term Loans until March 2008.

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

The following tables provide information about our market risk related to changes in interest rates. The forward starting interest rate swaps and future minimum principal payment obligations are as of September 30, 2007 and the weighted-average coupon rates are those currently in effect.

	Future Minimum Principal Payment Obligations by Expected Year of Maturity
	Interest Rate	Outstanding Balance	2008	2009	2010	2011	2012	Thereafter
	(In thousands of dollars)
Fixed rate debt:
2006 Mortgage Loan	5.69%	$1,550,000	$—	$—	$—	$1,550,000	$—	$—
2004 Mortgage Loan	4.74%	293,825	—	293,825	—	—	—	—
2006 Tower Revenue Notes(a)	5.71%	1,550,000	—	—	—	1,550,000	—	—
2005 Tower Revenue Notes(a)	4.89%	1,900,000	—	—	1,900,000	—	—	—
4% Convertible Senior Notes	4.00%	63,802	—	—	63,802	—	—	—
7.5% Senior Notes	7.50%	51	—	—	—	—	—	51

Total fixed rate debt	5.34%	$5,357,678	$—	$293,825	$1,963,802	$3,100,000	$—	$51

Variable rate debt:
2007 Credit Facility – Term Loan A and B(b)	6.64%	$648,375	$6,500	$6,500	$6,500	$6,500	$6,500	$614,250

Total debt	5.48%	$6,006,053	$6,500	$300,325	$1,970,302	$3,106,500	$6,500	$614,301

(a)	Notes are presented assuming payment in full is expected to occur on the Anticipated Repayment Date.
(b)	The interest rate represents the rate currently in effect. The interest rate reprices every three to six months. See note 6 to our consolidated financial statements.

Forward Starting Interest Rate Swaps	Combined Notional	Fair Value at September 30, 2007	Forward Start Date	Forward End Date	Pay Fixed Rate	Receive Variable Rate
	(In thousands of dollars)
Variable to fixed:
March 2006 Interest Rate Swaps	$1,900,000	$7,335	June 2010	June 2015	5.18%	LIBOR
December 2006 Interest Rate Swaps	1,550,000	18,490	November 2011	November 2016	5.14%	LIBOR
$1.55 Billion 2007 Interest Rate Swaps	1,550,000	7,094	February 2011	February 2016	5.26%	LIBOR
$294 Million 2007 Interest Rate Swaps	293,825	632	December 2009	December 2014	5.13%	LIBOR

Total	$5,293,825	$33,551

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of December 31, 2006 and October 30, 2007, the fair value of the investment in FiberTower was $155.0 million and $80.9 million, respectively, (at per FiberTower share prices of $5.88 and $3.07, respectively); and the unrealized gain (loss), net of tax, included in accumulated other comprehensive income (loss) totaled $19.2 million and $(35.6) million, respectively. As of October 30, 2007, a 50% hypothetical adverse change in the equity price would result in an approximate $40.5 million decrease in the fair value of our available-for-sale equity investments with an offsetting adjustment to accumulated other comprehensive income and deferred tax liability, subject to the required evaluation of impairment charges relating to a decline in a value that is determined to be other than temporary. See “Item 1A. Risk Factors” in our 2006 Form 10-K for a further discussion of the risks related to our investment in FiberTower.

Foreign Currency Risk

The vast majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currency, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. We do not currently believe our financial instruments denominated in foreign currencies expose us to material foreign currency exchange risk based on the estimated impact of a hypothetical 15% unfavorable change in currency exchange rates. As of September 30, 2007, the Company had approximately $14.1 million in cash and cash equivalents dominated in Australian dollars. The intercompany revolving credit facility denominated in Australian dollars is deemed a long-term investment and is considered part of the net investment; accordingly, related gains and losses are reported as translation adjustments. See “MD&A—Consolidated Results of Operations—Comparison of Three and Nine Months Ended September 30, 2006 and 2007” for a discussion of the related capital return.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: November 1, 2007	By:	/s/ W. Benjamin Moreland
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2007	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)