Form 10-K
period 2007-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2008-02-27
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-16441

CROWN CASTLE INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Augusta Drive, Suite 500, Houston, Texas	77057-2261
(Address of principal executive offices)	(Zip Code)

(713) 570-3000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.7 billion as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $36.27 per share.

Applicable Only to Corporate Registrants

As of February 19, 2008, there were 281,407,332 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2008 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the Securities and Exchange Commission (“SEC”). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in “Item 1. Business,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” herein.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Item 1A. Risk Factors” herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K refer to Crown Castle International Corp. (“CCIC”), a Delaware corporation organized on April 20, 1995, and its subsidiaries, including Global Signal Inc. and its former subsidiaries following the completion of the merger of the Global Signal Inc. into a subsidiary of ours in January 2007 (“Global Signal Merger”). Unless this Form 10-K indicates otherwise or the context otherwise requires, “Global Signal” refers to the former Global Signal Inc. and its subsidiaries which merged into a subsidiary of ours in the Global Signal Merger. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment.

PART I

Item 1. Business

Overview

We own, operate and lease towers and other communication structures, including certain rooftop installations (collectively, “towers”), for wireless communications. Our core business is renting space on our towers via long-term contracts in various forms, including license, sublease and lease agreements. Generally, our towers can accommodate multiple customers (“co-location”) for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. Revenues derived from this site rental business represented 93% of our 2007 consolidated revenues.

Information concerning our tower portfolio as of December 31, 2007 is as follows:

•	We owned, leased or managed approximately 23,800 towers.

•

We have the most towers (exclusive of rooftop installations) in the United States (“U.S.”) of any wireless tower company, with over 21,800 towers. We also have approximately 1,400 towers in Australia, and the remainder of our towers are located in Puerto Rico and Canada.

•

Our customers include many of the world’s major wireless communications companies. In the U.S., Sprint Nextel, AT&T, Verizon Wireless and T-Mobile accounted for 72% and 68% of our 2007 CCUSA and consolidated revenues, respectively. In Australia, our customers include Optus, Vodafone, Telstra and Hutchison.

•

Approximately 54% and 72% of our towers in the U.S. and Puerto Rico were located in the 50 and 100 largest basic trading areas, or “BTAs”, respectively. Through our Australia tower portfolio, we have a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth.

•

We owned in fee or had perpetual or long-term easements in the land and other properties (collectively “land”) on which approximately 4,700 of our towers reside, and we leased, subleased or licensed the land on which approximately 18,400 of our towers reside. In addition, we managed approximately 700 towers owned by third parties where we had the right to market space on the tower or where we had sublease agreements with the tower owner.

Our site rental revenues typically result from long-term contracts with (1) initial terms of five to ten years, (2) multiple renewal periods at the option of the tenant of five to ten years each, and (3) contractual escalators of the rental price. As a result, the vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. We seek to increase our site rental revenues by adding more tenants on our existing towers, which should result in significant incremental cash flow due to our relatively fixed tower operating costs.

To a much lesser extent, we also provide certain network services relating to our towers, including antenna installations and subsequent augmentation, network design and site selection, site acquisition, site development and other services.

Strategy

Our strategy is to increase long-term shareholder value by translating anticipated future growth in our core site rental business into growth of our results of operations on a per share basis. We believe our strategy is consistent with our mission to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The key elements of our strategy are to:

•

Organically grow the revenues and cash flows from our towers. We seek to maximize the site rental revenues of our towers by co-locating additional tenants on our existing towers as a solution for wireless carriers to deploy and improve their wireless networks. We seek to maximize additional tenant co-locations through our focus on customer service and deployment speed and by leveraging our web-based proprietary tools. Due to the relatively fixed nature of the costs to operate our towers (which tend to increase at approximately the rate of inflation), the increased revenues from additional co-locations and contracted escalators should result in significant incremental gross margin and growth in our operating cash flows. We believe there is considerable additional future demand for our existing towers based on the location of those towers (significant presence in 91 of the top 100 BTAs in the U.S. and Puerto Rico) and the anticipated growth in the wireless communications industry.

•

Allocate capital efficiently. We seek to invest our available capital efficiently among the investment alternatives that we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. As such, we may seek to:

•	opportunistically purchase shares of our own common stock (“common stock”) from time to time;

•	enter into acquisitions of tower businesses;

•	selectively construct or acquire towers;

•	acquire land under towers;

•	make improvements and structural enhancements to our existing towers;

•	construct distributed antenna systems; and

•	purchase or redeem our debt or preferred stock.

Our strategy is based on our belief that opportunities will be created by the expected continuation of growth in the wireless communications industry, which depends on the demand for wireless telephony and data services by consumers. The following is a discussion of certain growth trends in the wireless communications industry:

•	Wireless carriers have focused on improving network quality by adding additional antennas for the transmission of their services in an effort to improve customer retention and satisfaction.

•

Consumers are increasing their use of wireless voice and data services. According to the Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey issued on October 23, 2007:

•	Minutes of use exceeded 1.1 trillion for the first half of 2007, which represents a year-over-year increase of 18%.

•	Wireless data service revenues for the first half of 2007 were $10.5 billion, which represents a year-over-year increase of 63%.

•	Wireless users totaled 243 million as of June 30, 2007, which represents a year-over-year increase of 24 million subscribers, or 11%.

•

Our customers have introduced, and we believe they plan to continue to introduce, next generation wireless technologies, including third generation (“3G”) and wireless data technology, such as email, internet and mobile video. We expect these next generation technologies should translate into additional demand for tower space.

•	We have seen and anticipate there could be other new entrants into the wireless communications industry that should deploy regional or national wireless networks for voice and data services.

•

The Federal Communications Commission (“FCC”) auctioned spectrum licenses in the Advanced Wireless Services Auction No. 66 during the third quarter of 2006 and the 700 MHz Band Auction No. 73 that began in January 2008. We expect that these spectrum auctions and future auctions should enable next generation networks and possibly enable one or more new entrants into the wireless communications industry.

2007 Highlights and Recent Developments

During 2007, we engaged in a number of significant activities consistent with our strategy, including (1) the Global Signal Merger and the related $1.8 billion of mortgage loans, (2) purchases of our common stock, and (3) the lease of our 1670-1675 MHz U.S. nationwide spectrum license (“Spectrum”) previously utilized by our Modeo business. The Global Signal Merger, which nearly doubled our tower portfolio, is discussed below under “Item 1. The Company—CCUSA.” See “Item 7. MD&A” and our consolidated financial statements for a further discussion of these and other activities occurring in 2007 and the beginning of 2008.

The Company

We operate our business primarily in the U.S. (including Puerto Rico) and Australia, with nominal operations in Canada and the United Kingdom (“U.K.”). We conduct our operations principally through subsidiaries of Crown Castle Operating Company (“CCOC”), including (1) certain subsidiaries which operate our tower portfolios in the U.S., Puerto Rico and Canada (collectively referred to as “CCUSA”) and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio (referred to as “CCAL”). For more information about our operating segments, including the reclassification of the Corporate Office and Other segment and the Emerging Businesses segment into our CCUSA segment, as well as financial information about the geographic areas in which we operate, see note 18 to our consolidated financial statements and “Item 7. MD&A.”

CCUSA

Overview. The core business of CCUSA is the renting of antenna space on our towers to a variety of tenants under long-term contracts. Supporting our competitive position in the site rental business, we offer our tenants certain network services relating to our towers, including antenna installations and other services. At December 31, 2007, CCUSA owned, leased or managed approximately 22,400 towers, including rooftop installations. Although we own, lease or manage approximately 250 towers located in Puerto Rico and Canada that are included in CCUSA, our towers are predominately located in the U.S., with concentrations in the 50 and 100 largest BTAs.

Most of our CCUSA towers were acquired through transactions consummated within the past eight years, including through the transactions summarized below:

Acquisition	Transaction Closing Dates	No. of Current Communication Towers	Primary Tower Locations
Global Signal(a)	2007	10,749	Southeastern, Southwestern, Midwestern, Pacific Coast and Northeastern U.S.
Mountain Union Telecom, LLC	2006	485	Puerto Rico and Southern U.S.
Trintel Communications Inc.	2005	467	Midwestern U.S.
GTE Wireless(d)	2000(b)	2,879	Eastern, Midwestern, Southwestern and Pacific Coast areas of the U.S.
Bell South Mobility(e) and Bell South DCS(e)	1999 – 2000(c)	3,041	Southeastern and Midwestern U.S.
Bell Atlantic Mobile(d)	1999	2,019	Eastern, Southwestern U.S.
Powertel(f)	1999	675	Southeastern U.S.

(a)	6,553 towers were originally acquired by Global Signal from Sprint (a predecessor of Sprint Nextel).
(b)	The towers from GTE wireless were acquired in multiple closings from January 2000 through September 2000.
(c)	The towers from Bell South Mobility and Bell South DCS were acquired in multiple closings from June 1999 through December 2000.
(d)	Now part of Verizon Wireless.
(e)	Now part of AT&T.
(f)	Now part of T-Mobile.

On October 5, 2006, we entered into a definitive agreement which contemplated the merger of Global Signal into a wholly-owned subsidiary of ours. Pursuant to the merger agreement, on January 12, 2007, Global Signal was merged with and into a wholly-owned subsidiary of ours, in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion (having a structure similar to our tower revenue notes) that remained outstanding as obligations following the Global Signal Merger. See note 7 to our consolidated financial statements. As a result of the completion of Global Signal Merger, we issued approximately 98.1 million shares of common stock and paid the maximum $550.0 million in cash (“GS $550M Consideration”) to the stockholders of Global Signal and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to Global Signal warrants. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” and note 2 to our consolidated financial statements.

As a result of the Global Signal Merger, we acquired 10,749 additional towers which are located predominately in the U.S. Of such 10,749 towers, 6,553 towers (“Sprint Towers”) are leased (including managed) for a period of 32 years (through May 2037) under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain subsidiaries of Sprint Corporation entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, we have the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. We are entitled to all revenue from the Sprint Towers during the term of the Sprint Master Leases, including amounts payable under existing leases with third parties. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period through May 2015. The Sprint Master Leases remain effective as our assets and commitments following the closing of the Global Signal Merger.

Site Rental. CCUSA rents space on its towers for antennas and other equipment necessary for the transmission of wireless signals to a variety of carriers operating cellular, personal communications services (“PCS”), enhanced specialized mobile radio, 3G, wireless data, paging, fixed point-to-point radio, and point to multipoint broadcasting (such as radio and television broadcasting).

We generally receive monthly rental payments from tenants, payable under site leases. Recently, our new leases at CCUSA typically have original terms of seven to ten years (with three or four optional renewal periods of five years each) and provide for annual price increases based upon a consumer price index, a fixed percentage or a combination thereof. The lease agreements with our tenants relating to tower network acquisitions generally have an original term of ten years, with multiple renewal options at the option of the tenant, each typically ranging from five to ten years. We have existing master lease agreements with most major wireless carriers, including Sprint Nextel, AT&T, Verizon Wireless, and T-Mobile, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

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

The majority of the operating costs of our site rental business consists of ground lease expense, property taxes, repairs and maintenance, utilities, insurance and salaries, which tend to escalate at approximately the rate of inflation. As a result of the relative fixed nature of these costs, the co-location of additional tenants is achieved at a low incremental cost resulting in high incremental cash flows.

Network Services. We also provide network services, on a limited basis, primarily relating to our towers for our tenants. Our service offerings consist of antenna installations and subsequent augmentation, network design and site selection, site acquisition, site development and other services. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment and antenna systems for our customers. These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. We typically bill for our antenna installation services on a fixed price basis. Network services revenues are received primarily from wireless communications companies or their agents.

Customers. In both the site rental and network services businesses, we work with a number of customers. We work extensively with large national wireless carriers such as Sprint Nextel, AT&T, Verizon Wireless, and T-Mobile. Although emerging and second tier wireless carriers (such as those offering wireless data technologies and flat rate calling plans) represent only a modest portion of our revenues for 2007, we experienced an increase in new tenant additions from emerging and second tier wireless carriers in 2007. The following table summarizes the net revenues from our four largest customers expressed as a percentage of CCUSA’s and our consolidated revenues for 2007. See “Item 1A. Risk Factors.”

Customer	% of 2007 CCUSA Net Revenues	% of 2007 Consolidated Net Revenues
Sprint Nextel	27%	25%
AT&T	20%	19%
Verizon Wireless	16%	15%
T-Mobile	9%	9%

Total	72%	68%

Sales and Marketing. The CCUSA sales organization markets our towers within the wireless communications industry with the objective of renting space on existing towers and preselling capacity on our new towers prior to construction. We seek to become the critical partner and preferred independent tower provider for our customers and increase customer satisfaction relative to our peers.

We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions and network services. Information about carriers’ existing location of antenna space, leases, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. We have developed a patented web-based tool that stores key tower information above and beyond normal property management information, including data on actual customer signal strength, demographics, site readiness and competitive structures. In addition, the web-based tool assists us in estimating potential demand for our towers with greater speed and accuracy. Through these and other tools we have developed, we seek to have proactive discussions with our customers regarding their wireless infrastructure deployment plans and the timing and location of their demand for our towers.

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

Competition. CCUSA competes with (1) other independent tower owners which also provide site rental and network services; (2) wireless carriers which build, own and operate their own tower networks; (3) broadcasters with respect to their broadcast towers; (4) building owners that rent antenna space on rooftop sites; and (5) other potential competitors, such as utilities and outdoor advertisers, some of which actively participate in the site rental industry. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Some of the larger independent tower companies with which CCUSA competes in the U.S. include American Tower Corporation, SBA Communications Corporation and Global Tower Partners. Significant additional site rental competition comes from the renting of rooftops, utility structures and other alternative sites for antennas.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that carriers base their decisions on the outsourcing of network services on criteria such as a company’s experience, track record, local reputation, price and time for completion of a project.

CCAL

Our primary business in Australia is the renting of antenna space on towers to our customers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and institutional investors led by Jump Capital Limited. CCAL is the largest independent tower operator in Australia. As of December 31, 2007, CCAL had approximately 1,400 towers, with a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth. CCAL also provides a range of services including site maintenance and property management services for towers owned by third parties.

For the year ended December 31, 2007, CCAL comprised 6% of our consolidated net revenues. CCAL’s principal customers are Optus, Vodafone, Telstra and Hutchison. For the year ended December 31, 2007, these four carriers accounted for approximately 95% of CCAL’s revenues, with Optus and Vodafone accounting for 34% and 30%, respectively.

The majority of CCAL’s towers were acquired from Optus (in 2000) and Vodafone (in 2001). In connection with these transactions, Optus agreed to rent space on the former Optus towers for an initial term of 15 years, and Vodafone agreed to rent space on the former Vodafone towers for an initial rent free term of ten years.

In Australia, CCAL competes with wireless carriers, which own and operate their own tower networks; service companies that provide site maintenance and property management services; and other site owners, such as broadcasters and building owners. The two other significant tower owners in Australia are Broadcast Australia, an independent operator of broadcast towers, and Telstra, a wireless carrier. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting the leasing of a tower.

Several 3G networks continue to be developed in Australia by CCAL’s major customers. Each of these 3G networks has already utilized a number of our towers in connection with its deployment, and we expect more of our towers will be utilized by each of these networks in 2008. In addition, broadband wireless networks continue to be deployed including a planned network to serve rural Australia.

Employees

At February 19, 2008, we employed approximately 1,200 people worldwide. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

Regulatory Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international regulations. The summary below is based on regulations currently in effect, and such regulations are subject to review and modification by the applicable governmental authority from time to time. If we fail to comply with applicable laws and regulations, we may be fined or even lose our rights to conduct some of our business.

United States

Federal Regulations. Both the FCC and the Federal Aviation Administration (“FAA”) regulate towers used for wireless communications, radio and television broadcasting. Such regulations control the siting, lighting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities with the FCC and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties.

Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities’ jurisdiction over the siting of communications towers. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents’ concerns regarding the height, visibility and other characteristics of the towers. Decisions of local zoning authorities may also adversely affect the timing and cost of tower construction and modification.

Other Regulations. We hold, through certain of our subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave service, commercial and private mobile radio service, specialized mobile radio and paging service, which are subject to additional regulation by the FCC. Our FCC license relating to the Spectrum contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. We are required to obtain the FCC’s approval prior to assigning or transferring control of our FCC licenses.

Australia

Federal Regulations. Carrier licenses and nominated carrier declarations issued under the Australian Telecommunications Act 1997 authorize the use of network units for the supply of telecommunications services to the public. The definition of “network units” includes line links and base stations used for wireless telephony services but does not include tower infrastructure. Accordingly, CCAL as a tower owner and operator does not require a carrier license under the Australian Telecommunications Act 1997. Similarly, because CCAL does not own any transmitters or spectrum, it does not currently require any apparatus or spectrum licenses issued under the Australian Radiocommunications Act 1992.

Carriers have a statutory obligation to provide other carriers with access to towers, and if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this regime, and our customers negotiate site access on a commercial basis.

While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” newly constructed towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general “maintenance power” under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier co-operation to use that legislative power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the “maintenance power” under the Australian Telecommunications Act of 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL’s customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL’s financial loss, which would roughly equal the site rental revenues that would have otherwise been payable.

Local Regulations. In Australia there are various local, state and territory laws and regulations which relate to, among other things, town planning and zoning restrictions, standards and approvals for the design, construction or alteration of a structure or facility, and environmental regulations. As in the U.S., these laws vary greatly, but typically require tower owners to obtain approval from governmental bodies prior to tower construction and to comply with environmental laws on an ongoing basis.

Environmental Matters

To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See “Item 1A. Risk Factors.”

The construction of new towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended (“NEPA”) which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing NEPA which require applicants to investigate the potential environmental impact of the proposed tower construction. Should the proposed tower construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If a proposed tower may have a significant impact on the environment, the FCC’s approval of the construction could be significantly delayed.

Our operations are subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner, lessee or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; and we could also be subject to personal injury or property damage claims relating to such contamination. We are potentially subject to environmental and cleanup liabilities in the U.S. (including Puerto Rico) and Australia.

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

Demand for our towers depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless telephony and data services by their customers. The willingness of our customers to utilize our infrastructure, or renew existing leases on our towers, is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and capacity of our towers and the land under those towers;

•	location of our towers and alternative towers;

•	availability and cost of capital to our customers;

•	willingness to co-locate equipment;

•	local and state restrictions on the proliferation of towers;

•	cost of constructing towers;

•	technological changes affecting the number or type of towers or other communications sites needed to provide wireless communications services to a given geographic area; and

•	our ability to efficiently satisfy our customers’ service requirements.

A slowdown in demand for wireless communications or our towers may negatively impact our revenues, result in an impairment of our assets or otherwise have a material adverse effect on us.

A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of, or network sharing among, any of our limited number of customers may materially decrease revenues.

For the year ended December 31, 2007, approximately 68% of our consolidated revenue was derived from Sprint Nextel, AT&T, Verizon Wireless and T-Mobile, which represented 25%, 19%, 15% and 9%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business. We cannot guarantee that the leases (including management agreements) with our major wireless carriers will not be terminated or that these carriers will renew such agreements.

Wireless carriers frequently enter into agreements with their competitors allowing them to utilize one another’s towers to accommodate customers who are out of range of their home providers’ services. In addition, wireless carriers have also entered into agreements allowing two or more carriers to share a single wireless network or jointly develop a tower portfolio in certain locations. Such agreements may be viewed by wireless carriers as a superior alternative to renting space for their own antennas on our towers. The proliferation of these roaming, network sharing and joint development agreements may have a material adverse effect on us.

Consolidation among our customers may result in duplicate or overlapping parts of networks, which may result in a reduction of sites and have a negative effect on revenues and cash flows.

Consolidation among our customers will likely result in duplicate or overlapping parts of networks, which may result in a reduction of cell sites and impact revenues from our towers. In the last several years, certain of our larger carrier customers have merged, including Cingular Wireless (now known as AT&T) with AT&T Wireless in October 2004 and Sprint with Nextel in August 2005. Any industry consolidation could decrease the demand for our towers, which in turn may result in a reduction in our revenues and cash flows.

Our substantial level of indebtedness may adversely affect our ability to react to changes in our business, and we may be limited in our ability to refinance our existing debt or use debt to fund future capital needs.

We have a substantial amount of indebtedness (approximately $6.1 billion as of February 19, 2008). As a result of our substantial debt, demands on our cash resources are higher than they otherwise would be, which could negatively impact our business, results of operations and financial condition and the market price of our common stock.

As a result of our substantial indebtedness:

•	We may be more vulnerable to general adverse economic and industry conditions.

•	We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements.

•

We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including capital expenditures.

•

We may have limited flexibility in planning for, or reacting to, changes in our business or in the industry, including as a result of restrictive debt covenants and self-imposed limits on our indebtedness.

•	We may have a competitive disadvantage relative to other companies in our industry with less debt.

We anticipate refinancing the majority, if not all, of our debt and preferred stock within the next five years. If our tower revenue notes are not repaid in full by their anticipated repayment dates (five years from original issuance), then our interest rates substantially increase (by an additional 5% per annum) and monthly principal payments commence. Our mortgage loans have contractual maturities in December 2009 and February 2011. There can be no assurances we will be able to effect this anticipated refinancing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. If we are unable to refinance or renegotiate our debt, our debt service requirements may significantly increase in the future.

In early 2007, a crisis began in the sub prime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and has subsequently spread throughout the credit market. In addition to a lack of liquidity in the general credit markets, the current credit crisis has resulted in a widening of credit spreads in the market place in general and for us specifically. There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any refinancings. See “Item 7. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

A wireless communications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

In past years, the wireless communications industry has periodically experienced significant general slowdowns which negatively affected the factors described in these risk factors, influencing demand for tower space and network services. Similar slowdowns in the future may reduce consumer demand for wireless services or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies.

As a result of competition in our industry, including from some competitors with significantly more resources or less debt than we have, we may find it more difficult to achieve favorable rental rates on our towers.

We face competition for site rental customers from various sources, including:

•	other national and regional independent tower owners;

•	wireless carriers that own and operate their own towers and lease antenna space to other wireless communication companies;

•	alternative facilities such as rooftops, broadcast towers and utility poles;

•	new alternative deployment methods; and

•	site development companies that acquire antenna space on existing towers for wireless carriers and manage new tower construction.

Wireless carriers that own and operate their own tower portfolios are generally substantially larger and have greater financial resources than we have. Competition for tenants on towers may adversely affect rental rates and revenues.

New technologies may significantly reduce demand for our towers and negatively impact our revenues.

Improvements in the efficiency of wireless networks could reduce the demand for our towers. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our towers. In addition, other technologies, such as wireless mesh networks, voice-over-Wi-Fi, femtocells, satellite transmission systems (such as low earth orbiting), and distributed antenna systems, may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our towers had such technologies not existed. Any significant reduction in tower leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.

New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that 3G, wireless data services such as e-mail, internet and mobile video, or other new wireless technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our towers as a result of such technologies may not be realized at the times or to the extent anticipated.

If we fail to retain rights to the land under our towers, our business may be adversely affected.

Our real property interests relating to the land on which our towers reside consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of towers. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land on which our towers reside depends on our ability to renegotiate and extend the terms of the ground leases, subleases and licenses relating to the land on which our towers reside or purchase the land on which such towers reside. Approximately 12% of our towers are on land where our property interests in such land have a final expiration date of less than ten years. Our inability to retain rights to the land on which our towers reside may have a material adverse affect on us.

If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

We may need additional sources of debt or equity capital in the future to fund strategic growth opportunities. Additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. Additional sales of equity securities would dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund future growth opportunities.

FiberTower’s business has certain risk factors different from our core tower business, including an unproven business model, and may produce results that are less than anticipated, resulting in a write-off of all or part of our investment in FiberTower.

FiberTower has an unproven business model and operates in the new and largely untested market for facilities-based wireless backhaul services. As such, FiberTower is subject to all of the business risks and uncertainties associated with any new business enterprise and may not be able to operate successfully. FiberTower has generated losses since inception. We anticipate that FiberTower will continue to generate losses for the foreseeable future and may need additional funding to support the development of its business model. Although we believe that there will be demand for backhaul by wireless carriers as the demand for additional wireless minutes of use increases, no assurances can be made that FiberTower will ever generate positive cash flows or that it will produce the results anticipated at the time of our investment. Additional risk factors relating to FiberTower’s business can be found in FiberTower’s filings with the SEC.

For the quarter ended September 30, 2007, FiberTower recorded an impairment charge of $61.4 million after concluding that the carrying value of its goodwill was impaired. For the year ended December 31, 2007, we recorded an impairment charge to earnings of $75.6 million related to the write-down of the value of our investment in FiberTower as a result of a decline in value deemed other-than-temporary. FiberTower’s failure to operate successfully, gain market share or accomplish its strategic objectives could negatively impact FiberTower’s per share price and could require us to record additional write-downs of a portion or all of our investment in FiberTower. The potential future write-downs are limited to the carrying value of this investment of $60.1 million as of December 31, 2007.

Our lease relating to our Spectrum has certain risk factors different from our core tower business, including that the Spectrum lease may not be renewed or continued, that the option to acquire the Spectrum license may not be exercised, and that the Spectrum may not be deployed, which may result in the revenues derived from the Spectrum being less than those that may otherwise have been anticipated.

We entered into a lease as lessor relating to the Spectrum rights we acquired in 2003 pursuant to an FCC license. Our Spectrum lease has an initial term for a $13 million annual lease fee beginning July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, the lessee will have the right to acquire the Spectrum for $130 million (with a consumer price index adjustment from July 2007) or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. The lessee’s right to renew the lease or acquire the Spectrum following the initial term is subject to FCC license renewal and approval, which may not be obtained. In the event that the lessee defaults on the Spectrum lease, that the option to acquire the Spectrum license or renew the Spectrum lease is not exercised, or that the Spectrum is not deployed, the revenues derived from the Spectrum may be substantially less than anticipated.

If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.

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

Future sales of a substantial number of shares of common stock may adversely affect the market price of our common stock. As of February 19, 2008, we had 281.4 million shares of common stock outstanding. In addition, we reserved (1) 17.1 million shares of common stock for future issuance under our various stock compensation plans, (2) 5.9 million shares of common stock for the conversion of our 4% Convertible Senior Notes, and (3) 8.6 million shares of common stock for the conversion of our outstanding convertible preferred stock.

A small number of stockholders own a significant percentage of our outstanding common stock. If any one of these stockholders, or any group of our stockholders, sells a large quantity of shares of our common stock, or the public market perceives that existing stockholders might sell a large quantity of shares of our common stock, the market price of our common stock may significantly decline.

Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. In the foreseeable future, network services revenues may decline as a percentage of our total revenues due to our focus on our core rental business, increased competition or other factors.

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

Certain provisions of our certificate of incorporation, by-laws and operative agreements and domestic and international competition laws may make it more difficult for a third party to acquire control of us or for us to acquire control of a third party, even if such a change in control would be beneficial to our stockholders.

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

Our by-laws permit special meetings of the stockholders to be called only upon the request of our Chief Executive Officer or a majority of the board of directors, and deny stockholders the ability to call such meetings. Such provisions, as well as the provisions of Section 203 of the Delaware General Corporation Law, may impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, domestic and international competition laws may prevent or discourage us from acquiring towers or tower networks in certain geographical areas or impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We may suffer losses due to exposure to changes in foreign currency exchange rates relating to our operations outside the U.S.

We conduct business in Australia, Canada and U.K., which exposes us to fluctuations in foreign currency exchange rates. For the year ended December 31, 2007, approximately 6% of our consolidated net revenues originated outside the U.S., all of which were denominated in currencies other than U.S. dollars, principally Australian dollars. We have not historically engaged in significant hedging activities relating to our non-U.S. dollar operations, and we may suffer future losses as a result of changes in currency exchange rates.

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

We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 15, 2007 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal CCUSA corporate offices are located in Houston, Texas and Canonsburg, Pennsylvania and are owned. Our principal CCAL corporate office is located in Sydney, Australia and is leased. In the U.S., we also lease and maintain three additional area offices (“Area Offices”) located in (1) Charlotte, North Carolina, (2) Alpharetta, Georgia, and (3) Phoenix, Arizona, which are in addition to the Area Office operated from our Canonsburg, Pennsylvania corporate office. The principal responsibilities of these offices are to manage the renting of tower space on a local basis, maintain the towers already located in the area and service our customers in the area. In addition, we lease additional, smaller district offices, which report to the Area Offices, in locations with high tower concentrations.

Towers are vertical metal structures generally ranging in height from 50 to 2,000 feet. In addition, wireless communications equipment may also be placed on building rooftops. Towers are generally located on tracts of land of up to ten acres. These tracts of land support the towers, equipment shelters and, where applicable, guy wires to stabilize the structure.

We are actively (1) renegotiating and extending the terms of the ground leases relating to the land on which towers are located and (2) acquiring the land on which such towers reside. For a tabular presentation of the remaining terms to final expiration of the ground leases, subleases, or licenses for the land which we do not own and on which our towers are located as of December 31, 2007, see “Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations.”

As of December 31, 2007, we owned in fee or had perpetual or long-term easements in the land on which approximately 21% of our CCUSA towers reside (up from 18% as of December 31, 2006 after giving effect to the Global Signal Merger), and we leased, subleased or licensed the land on which approximately 76% of our CCUSA towers reside. In addition, as of December 31, 2007, approximately 3% of our CCUSA towers were owned by third parties where we had the right to market space on the tower or where we had sublease arrangements with the tower owner. In Australia, as of December 31, 2007, approximately 99% of the site tenure of the land under our CCAL towers took the form of a lease or license, and we owned the remainder in fee. Our ground leases, subleases and licenses generally have five or ten year initial terms at CCUSA and ten to 15 year initial terms at CCAL, and frequently contain one or more renewal options.

Our tower revenue notes issued in 2005 and 2006 are effectively secured by approximately 6,700 of our towers and the cash flows from those towers. Governing documents relating to another approximately 4,900 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers will also service the tower revenue notes. In addition, approximately 9,300 of our towers and the cash flows derived from these towers are effectively pledged as security for the mortgage loans. See note 7 to our consolidated financial statements.

Substantially all of our CCUSA towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of customer demand, we could generally also tear down an existing tower and reconstruct another tower in its place with additional capacity, subject to certain restrictions. As of December 31, 2007, the weighted-average number of tenants per tower is approximately 2.6 on our CCUSA towers. A summary of the number of existing tenants per CCUSA tower as of December 31, 2007, is as follows:

Number of Tenants	Percent of CCUSA Towers
Greater than five	6%
Five	6%
Four	11%
Three	18%
Two	25%
Less than two	34%

100%

See “Item 1. Business” for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs and the primary location of our U.S. towers by acquisition.

Item 3.	Legal Proceedings

We are periodically involved in legal proceedings that arise in the ordinary course of business along with a shareholder derivative lawsuit as described below. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning and variance matters, condemnation or wrongful termination claims. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five shareholder derivative lawsuits filed in 2006. The lawsuit names various of our current and former directors and officers. The lawsuit makes allegations relating to our historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC.

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

	High	Low
2006:
First Quarter	$32.77	$26.41
Second Quarter	34.93	27.45
Third Quarter	35.83	32.23
Fourth Quarter	35.29	31.84

2007:
First Quarter	$37.32	$30.42
Second Quarter	37.69	32.00
Third Quarter	41.69	33.40
Fourth Quarter	43.16	36.11

As of February 19, 2008, there were approximately 760 holders of record of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. It is our current policy to retain our cash provided by operating activities to finance the expansion of our operations, to reduce our debt or to purchase our own stock (either common or preferred). Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, cash flow from operations, capital requirements, financial condition, our relative market capitalization and other factors deemed relevant by the board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances and the terms of our convertible preferred stock.

The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares of common stock required to be issued to pay such dividends is dependent upon the market value of our common stock at the time such dividend is required to be paid. For the years ended December 31, 2006 and 2007, dividends on our 6.25% Convertible Preferred Stock were each paid with approximately $19.9 million in cash. We may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on our preferred stock.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the fourth quarter of 2007:

Period	Total Number of Shares Purchased(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
October 1 – October 31, 2007	—	—	—	—
November 1 – November 30, 2007(1)	2,748	39.06	—	—
December 1 – December 31, 2007(1)	486	38.45	—	—

Total	3,234		—	—

(1)	In November and December 2007, we purchased in the open market an aggregate 3.2 million shares of common stock. We utilized $126.0 million in cash to affect these purchases. See note 11 to our consolidated financial statements. We may elect to make similar purchases of common stock in the future.
(2)	In addition to the common stock purchases shown in the table, during the fourth quarter of 2007, in connection with the expiration of restrictions on certain restricted stock awards issued to our executive and non-executive employees, we purchased 3,232 shares of common stock for an aggregate price of $0.1 million in private transactions from executives, employees and former employees electing to sell a portion of their shares in order to satisfy their minimum tax withholding liabilities. We may elect to make similar purchases of common stock in the future in connection with the expiration of restrictions with respect to restricted stock awards we have issued or may issue. See note 12 to our consolidated financial statements.
(3)	In addition, in January 2008, we purchased 1.1 million shares of common stock for $42.0 million.

Performance Graph

The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Value Index and the SIC Code Index (Communications Services, NEC) for the period commencing December 31, 2002 and ending December 31, 2007. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2002	2003	2004	2005	2006	2007
Crown Castle International Corp.	$100	$294	$444	$718	$861	$1,109
Communications Services, NEC	100	228	355	296	371	417
NYSE Market Index	100	130	146	158	186	196

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

Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2007, and as of December 31, 2003, 2004, 2005, 2006 and 2007 have been derived from our consolidated financial statements. Acquisitions and dispositions can affect the year-to-year comparability of our results. In January 2007, we completed the Global Signal Merger. The results of operations from Global Signal are included in our results from January 12, 2007. The Global Signal Merger significantly increased our tower portfolio and impacted the comparability of our 2007 results to prior periods. Our other significant acquisitions are discussed in “Item 1. Business.” The information set forth below should be read in conjunction with “Item 1. Business,” “Item 7. MD&A” and our consolidated financial statements.

	Years Ended December 31,
	2003	2004	2005	2006	2007 (a)
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$484,841	$538,309	$597,125	$696,724	$1,286,468
Network services and other	72,316	65,893	79,634	91,497	99,018

Total net revenues	557,157	604,202	676,759	788,221	1,385,486

Operating expenses:
Costs of operations (exclusive of depreciation, amortization and accretion):
Site rental	179,305	184,273	197,355	212,454	443,342
Network services and other	46,888	46,752	54,630	60,507	65,742

Total costs of operations	226,193	231,025	251,985	272,961	509,084

General and administrative	106,150	101,193	113,910	104,532	142,846
Restructuring charges (credits)	1,291	939	2,615	(391)	3,191
Asset write-down charges (b)	14,317	7,652	2,925	2,945	65,515
Integration costs (c)	—	—	—	1,503	25,418
Depreciation, amortization and accretion	281,028	284,991	281,118	285,244	539,904

Operating income (loss)	(71,822)	(21,598)	24,206	121,427	99,528
Losses on purchases and redemptions of debt and preferred stock (d)	(119,405)	(78,036)	(283,797)	(5,843)	—
Interest and other income (expense)	(12,387)	(228)	1,354	(1,629)	9,351
Interest expense, amortization of deferred financing costs and dividends on preferred stock (e)	(258,834)	(206,770)	(133,806)	(162,328)	(350,259)
Impairment of available-for-sale securities (f)	—	—	—	—	(75,623)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(462,448)	(306,632)	(392,043)	(48,373)	(317,003)
Benefit (provision) for income taxes (g)	(2,465)	5,370	(3,225)	(843)	94,039
Minority interests	3,992	398	3,525	1,666	151

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(460,921)	(300,864)	(391,743)	(47,550)	(222,813)
Discontinued operations (h):
Income (loss) from discontinued operations, net of tax	4,430	40,578	(1,953)	—	—
Net gain (loss) on disposal of discontinued operations, net of tax	—	494,110	2,801	5,657	—

Income (loss) from discontinued operations, net of tax	4,430	534,688	848	5,657	—

Income (loss) before cumulative effect of change in accounting principle	(456,491)	233,824	(390,895)	(41,893)	(222,813)
Cumulative effect of change in accounting principle for asset retirement obligations	(551)	—	(9,031)	—	—

Net income (loss) (i)	(457,042)	233,824	(399,926)	(41,893)	(222,813)
Dividends on preferred stock, net of losses on purchases of preferred stock (j)	(55,897)	(38,618)	(49,356)	(20,806)	(20,805)

Net income (loss) after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$(512,939)	$195,206	$(449,282)	$(62,699)	$(243,618)

Per common share—basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2.37)	$(1.54)	$(2.02)	$(0.33)	$(0.87)
Income (loss) from discontinued operations	0.02	2.42	—	0.03	—
Cumulative effect of change in accounting principle	(0.01)	—	(0.04)	—	—

Net income (loss)	$(2.36)	$0.88	$(2.06)	$(0.30)	$(0.87)

Weighted-average common shares outstanding—basic and diluted (in thousands)	216,947	221,693	217,759	207,245	279,937

	Years Ended December 31,
	2003	2004	2005	2006	2007 (a)
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$85,324	$121,501	$204,912	$275,759	$350,355
Net cash provided by (used for) investing activities	119,081	(319,200)	(264,140)	(432,499)	(791,448)
Net cash provided by (used for) financing activities	71,086	(1,689,601)	(445,636)	678,914	(77,782)
Ratio of earnings to fixed charges (k)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$409,584	$566,707	$65,408	$592,716	$75,245
Assets of discontinued operations (h)	2,055,162	3,693	—	—	—
Available-for-sale securities (l)	—	—	—	154,955	60,085
Property and equipment, net	3,600,894	3,375,022	3,294,333	3,246,446	5,051,055
Total assets	6,616,908	4,574,567	4,131,317	5,007,464	10,488,133
Liabilities of discontinued operations (h)	354,357	568	—	—	—
Total debt	3,449,992	1,850,398	2,270,686	3,513,890	6,069,195
Redeemable preferred stock (m)	506,702	508,040	311,943	312,871	313,798
Total stockholders’ equity	1,810,542	1,849,494	1,178,376	756,281	3,166,911

(a)	See introductory remarks regarding the Global Signal Merger.
(b)	2007 is inclusive of $57.6 million related to the write-off of substantially all of our Modeo assets other than the Spectrum. See notes 17 and 19 to our consolidated financial statements.
(c)	Integration costs are related to the Global Signal Merger. See notes 2 and 19 to our consolidated financial statements.
(d)

The 2003 amount represents losses of $87.1 million on purchases of debt with a combined principal amount of $885.0 million and losses of $32.3 million on the purchase of the 12 3/4% senior exchangeable preferred stock. The 2004 amount primarily relates to losses on the purchase of the 4% Convertible Senior Notes and the credit facility entered into during 2000. See note 7 to our consolidated financial statements for a discussion of purchases related to 2005 and 2006. The purchases of our debt and preferred stock over the last several years have simplified our capital structure, lowered our weighted-average coupon rate and eliminated the potential future conversion of certain debt and preferred stock into shares of common stock.

(e)	The year-to-year comparability is affected by the amount of the total debt outstanding and the weighted-average coupon rates. In 2004, we reduced our debt by $1.6 billion primarily with proceeds from the sale of our former U.K. operating subsidiary (“CCUK”). In 2005, we lowered our weighted-average coupon rate by refinancing our high yield debt with tower revenue notes. See note 7 to our consolidated financial statements for a discussion of (1) our issuances of debt in 2006 and 2007 and (2) the mortgage loans that remained outstanding at the closing of the Global Signal Merger.
(f)	In 2007, we recorded an impairment charge related to an other-than-temporary decline in the value of our investment in FiberTower. See note 6 to our consolidated financial statements.
(g)	As a result of the deferred tax liability recorded in connection with the Global Signal Merger, we are no longer in a net deferred tax asset position and can record the benefit of tax impacts of our results of operations.
(h)	On August 31, 2004, we completed the sale of CCUK for over $2.0 billion. On May 9, 2005, we sold OpenCell Corp. (“OpenCell”), a business which manufactures distributed antenna systems and is our supplier. For all periods presented, CCUK’s and OpenCell’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations.
(i)	No cash dividends were declared or paid in 2003, 2004, 2005, 2006 or 2007.
(j)

Includes net losses of $1.6 million and $12.0 million on purchases of preferred stock in 2003 and 2005, respectively. Following the redemption of the 8 1/4% Convertible Preferred Stock on December 16, 2005, dividends on preferred stock relate solely to the 6.25% Convertible Preferred Stock.

(k)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, minority interests, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2003, 2004, 2005, 2006 and 2007 earnings were insufficient to cover fixed charges by $462.4 million, $306.6 million, $392.0 million, $49.7 million and $318.4 million, respectively.
(l)	The 2006 and 2007 amounts represent our investment in FiberTower common stock that is classified as an available-for-sale equity security following the merger of FiberTower and First Avenue Networks, Inc., completed in 2006. See note 6 to our consolidated financial statements.
(m)	The 2003 and 2004 amounts represent the 8 1/4 % Convertible Preferred Stock and the 6.25% Convertible Preferred Stock. The 2005, 2006 and 2007 amounts represent the 6.25% Convertible Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Overview

We own, operate and lease over 23,000 towers for wireless communications, including the towers acquired in the Global Signal Merger (see “Item 7. MD&A—General Overview—Acquisition of Global Signal”). Revenues generated from our core site rental business represented 93% of our 2007 consolidated revenues. CCUSA, our largest operating segment, accounted for 94% of our 2007 site rental revenues, of which 69% were derived from the four largest wireless carriers in the U.S. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See “Item 1. Business.”

The following are certain highlights of our business fundamentals, as further discussed in this Form 10-K, including in “Item 1. Business” and this MD&A:

•	potential growth resulting from wireless network expansion;

•	site rental revenues under long-term leases with contracted escalations;

•	revenues predominately from large wireless carriers;

•	majority of land under our towers under long-term control;

•	relatively fixed tower operating costs;

•	high incremental cash flows on organic revenue growth;

•	minimal sustaining capital expenditure requirements;

•	majority of our outstanding debt rated investment grade and has fixed rate coupons; and

•	significant cash flows from operations.

Our strategy is to increase long-term shareholder value by translating anticipated future growth in our core site rental business into growth in our results of operations on a per share basis. The key elements of our strategy are (see “Item 1. Business” for further discussion):

•	to organically grow revenues and cash flows from our towers by co-locating additional tenants on our existing towers; and

•

to allocate capital efficiently as we (1) opportunistically purchase our own common stock, (2) enter into strategic tower acquisitions, (3) selectively construct or acquire towers, (4) acquire the land on which towers are located, (5) improve and structurally enhance our existing towers, (6) construct distributed antenna systems, and (7) purchase or redeem our debt or preferred stock.

Our strategy is based on our belief that opportunities will be created by the expected continuation of growth in the wireless communications industry, which depends on the demand for wireless telephony and data services by consumers. As a result of such expected growth in the wireless communications industry, we believe that the demand for our towers will continue and result in organic growth of our revenues due to the co-location of additional tenants on our existing towers. We expect that new tenant additions or modifications of existing installations (collectively referred to as “tenant additions”) on our existing towers should result in significant incremental cash flow due to the relatively fixed costs to operate a tower (which tend to increase at approximately the rate of inflation). The following is a discussion of certain growth trends in the wireless communications industry (see “Item 1. Business” for further discussion):

•	Wireless carriers have focused on improving network quality and coverage.

•	There has been significant growth in wireless minutes of use, the volume of wireless data services and text messaging, and the number of new wireless subscribers.

•

Our customers have introduced, and we believe they plan to continue to introduce, next generation wireless technologies, including 3G and wireless data technology, such as email, internet and mobile video.

•	We have seen and anticipate there could be other new entrants into the wireless communications industry.

•	We expect the recent FCC spectrum license auctions and future auctions should enable next generation networks and possibly enable one or more new entrants into the wireless communications industry.

The impact of anticipated increases to site rental revenues from the demand for antenna space on our towers may be tempered somewhat by recent carrier consolidation (including Cingular Wireless [now known as AT&T] merging with AT&T Wireless in 2004 and Sprint merging with Nextel in 2005), which could result in duplicate or overlapping networks. However, we expect that the termination of leases as a result of recent carrier consolidation and related duplicate or overlapping networks will be spread over multiple quarters as existing lease obligations expire. In addition, we believe we are adding more leases from all of our customers than the total number of leases we believe will eventually be terminated as a result of the two mergers noted above. Consequently, we currently do not believe that lease terminations from carrier consolidation will have a material adverse affect on our results.

Slow downs in the U.S. economy, including the wireless communication industry, may reduce consumer demand for wireless communications, cause carriers to delay improvements to network quality and coverage and delay or abandon introduction of next generation wireless technologies, which in turn could reduce demand for our towers. Many commentators have expressed uncertainty about the direction and relative strength of the U.S. economy. Currently, we have not experienced a slow down in new leasing of our towers.

In addition to consumer demand for wireless services as discussed above, factors affecting the growth in our revenues include: (1) availability and location of our towers and alternative sites, (2) availability and cost of capital to our customers, (3) our customers’ willingness to co-locate, (4) local restrictions on the proliferation of towers, (5) technological changes affecting the number of communications sites needed to provide wireless communication services to a given geographical area, and (6) our ability to efficiently satisfy our customers’ service requirements.

Acquisition of Global Signal

On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations after the Global Signal Merger. As a result of the completion of the Global Signal Merger, we issued approximately 98.1 million shares of common stock and paid the maximum cash consideration of $550 million to the stockholders of Global Signal and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to Global Signal warrants. We financed the GS $550M Consideration primarily with cash received from the issuance of tower revenue notes in November 2006. We entered into the Global Signal Merger primarily because of anticipated growth opportunities in the Global Signal tower portfolio, including through leveraging our management team and customer service across an enhanced national footprint. We believe such opportunities for growth will be driven by the previously mentioned growth trends in the wireless communications industry.

The Global Signal Merger significantly increased our tower portfolio (by 10,749 towers) and significantly impacted the comparability of our results of operations to prior years. Specifically, the Global Signal Merger is primarily responsible for the significant increase between 2006 and 2007 in our site rental revenues, site rental costs of operations, general and administrative expenses, integration costs, depreciation, amortization and accretion and income tax benefits. Global Signal revenues, cost of operations and gross margins for the year ended December 31, 2006 were approximately $496.0 million, $221.2 million and $274.7 million, respectively. Although the Global Signal Merger resulted in an increase in general and administrative expenses in nominal dollars, our general and administrative expenses decreased as a percentage of revenues. We incurred costs of $25.4 million for 2007 related to our integration of Global Signal’s operations and tower portfolio into our policies, procedures, operations and systems. We anticipate the integration of Global Signal’s operations and tower portfolio will be completed by the end of the first quarter of 2008. The change from a provision to a benefit for income taxes between 2006 and 2007 was related to our change from a net deferred tax asset position to a net deferred tax liability position that resulted from the deferred tax liability of $556.6 million recorded as part of the allocation of the purchase price of the Global Signal Merger offset by the reversal of our federal valuation allowance of $259.7 million.

See note 2 to our consolidated financial statements for a further discussion of the Global Signal Merger, including (1) the allocation of the purchase price and (2) our unaudited pro forma consolidated results of operations for the years ended December 31, 2006 and 2007 as if the Global Signal Merger were completed as of the beginning of each such period. See also notes 4, 5, 7, 8 and 19 to our consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with “Item 1. Business,” “Item 7. MD&A—Liquidity and Capital Resources” and our consolidated financial statements. The following discussion of our results of operations is based on consolidated financials statements prepared in accordance with generally accepted accounting principals in the U.S. that require us to make estimates and judgments that affect the reported amounts (see “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” and note 1 to our consolidated financial statements).

The construction and acquisition of towers affects the year-to-year comparability of our results due to the fact that our results only reflect revenues generated from these towers following the date of their construction or acquisition. A large majority of the increase between 2006 and 2007 in our site rental revenues, site rental costs of operations, general and administrative expenses, integration costs, depreciation, amortization and accretion and income tax benefits is attributable to the Global Signal Merger. See “Item 7. MD&A—General Overview—Acquisition of Global Signal.” In addition to the towers acquired in the Global Signal Merger, we built or acquired 483, 487 and 188 towers in 2005, 2006 and 2007, respectively.

Comparison of Consolidated Results

The following is a comparison of our 2005, 2006 and 2007 consolidated results of operations:

	Years Ended December 31,			% Change
	2005	2006	2007	2006 vs. 2005	2007 vs. 2006
	(In thousands of dollars)
Net revenues:
Site rental	$597,125	$696,724	$1,286,468	17%	85%
Network services and other	79,634	91,497	99,018	15	8

	676,759	788,221	1,385,486	17	76

Operating expenses:
Costs of operations (a):
Site rental	197,355	212,454	443,342	8	109
Network services and other	54,630	60,507	65,742	11	9

Total costs of operations	251,985	272,961	509,084	8	87
General and administrative	113,910	104,532	142,846	(8)	37
Restructuring charges (credits)	2,615	(391)	3,191	*	*
Asset write-down charges	2,925	2,945	65,515	*	*
Integration costs	—	1,503	25,418	*	*
Depreciation, amortization and accretion	281,118	285,244	539,904	2	89

Operating income (loss)	24,206	121,427	99,528	402	(18)
Losses on purchases and redemptions of debt	(283,797)	(5,843)	—	*	*
Interest and other income (expense)	1,354	(1,629)	9,351	*	*
Interest expense and amortization of deferred financing costs	(133,806)	(162,328)	(350,259)	21	116
Impairment of available-for-sale securities	—	—	(75,623)	*	*

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(392,043)	(48,373)	(317,003)	*	*
Benefit (provision) for income taxes	(3,225)	(843)	94,039	*	*
Minority interests	3,525	1,666	151	*	*
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(391,743)	(47,550)	(222,813)	*	*
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,953)	—	—	*	*
Net gain (loss) on disposal of discontinued operations, net of tax	2,801	5,657	—	*	*

Income from discontinued operations, net of tax	848	5,657	—	*	*

Income (loss) before cumulative effect of change in accounting principle	(390,895)	(41,893)	(222,813)	*	*
Cumulative effect of change in accounting principle for asset retirement obligations	(9,031)	—	—	*	*

Net income (loss)	$(399,926)	$(41,893)	$(222,813)	*	*

*	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

2006 and 2007. Our consolidated results of operations for 2006 and 2007, respectively, predominately consist of our CCUSA segment, which accounted for (1) 92% and 94% of consolidated net revenues, (2) 92% and 94% of consolidated gross margins, and (3) 97% and 102% of consolidated net loss. Our operating segment results for 2006 and 2007, including CCUSA, are discussed below (see “Item 7. MD&A—Results of Operations—Comparison of Operating Segments”).

Net revenues for 2007 increased by $597.3 million, or 76%, from 2006, of which site rental revenues represented 99% of the overall increase. This increase in site rental revenues was driven by (1) the towers acquired in connection with the Global Signal Merger, and to a lesser extent, (2) tenant additions on our pre-Global Signal Merger towers (occurring during or after 2006), and (3) the 474 towers acquired from Mountain Union. Tenant additions were influenced by the previously mentioned growth trends in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for 2007 increased by $358.9 million, or 74%, from 2006. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

In addition, the Global Signal Merger resulted in (1) an increase in general and administrative expenses in nominal dollars but a decrease in general and administrative expenses as a percentage of net revenues as a result of synergies from operating a larger tower portfolio, (2) the vast majority of the increase in depreciation, amortization and accretion expense, (3) the integration costs for 2007, (4) additional interest expense and amortization of deferred financing costs relating to the $1.8 billion of mortgage loans, and (5) our recording of income tax benefits resulting from the deferred tax liability recorded in purchase accounting that resulted in a change from a net deferred tax asset position to a net deferred tax liability position.

Our net loss for 2007 increased by $180.9 million from 2006, predominately due to (1) the net impact of the previously mentioned Global Signal Merger, (2) an impairment charge of $75.6 million relating to our investment in FiberTower, and (3) asset write-down charges ($57.6 million) and restructuring charges ($3.1 million) related to Modeo totaling $60.7 million, offset by (4) growth in our site rental business on pre-Global Signal Merger towers.

Pro forma 2006 and 2007. The following is a discussion of our unaudited pro forma consolidated results of operations as if the Global Signal Merger were completed as of January 1 for the years ended December 31, 2006 and 2007. These unaudited pro forma amounts are presented and discussed for illustrative purposes only, are not necessarily indicative of future consolidated results of operations and reflect cost savings from the Global Signal Merger in the period in which such cost savings are achieved. See note 2 to our consolidated financial statements for a presentation of our pro forma condensed consolidated results of operations.

Pro forma net revenues for 2007 increased by $103.2 million, or 8%, from 2006. Site rental revenues, which represented 93% of the overall increase in pro forma net revenues, increased by $95.6 million, or 8%, from 2006 primarily due to tenant additions across our combined tower portfolio. The increase in pro forma site rental revenues was driven by tenant additions across our entire tower portfolio and to a lesser extent, the 474 towers acquired from Mountain Union. Pro forma site rental gross margins for 2007 increased by $74.2 million, or 10%, from 2006. The increase in the pro forma site rental gross margins was related to the previously mentioned increase in site rental revenues.

Our pro forma loss from continuing operations for 2007 increased by $75.8 million from 2006 predominately due to (1) an increase of $86.0 million in interest expense related to additional borrowings used to fund the GS $550M Consideration and purchases of our common stock, (2) an impairment charge of $75.6 million relating to our investment in FiberTower, and (3) asset write-down charges ($57.6 million) and restructuring charges ($3.1 million) related to Modeo totaling $60.7 million, offset by growth in our site rental business across our combined tower portfolio. In addition, integration costs of $25.4 million for 2007 were offset by a decrease in general and administrative expenses of $26.8 million, or 16%, from 2006 due predominately to cost synergies achieved as a result of operating a larger tower portfolio.

2005 and 2006. Our consolidated results of operations for 2005 and 2006, respectively, predominately consist of our CCUSA segment, which accounted for (1) 92% and 92% of consolidated net revenues, (2) 92% and 92% of consolidated gross margins, and (3) 98% and 97% of consolidated net loss. Our operating segment results for 2005 and 2006, including CCUSA, are discussed below (see “Item 7. MD&A—Results of Operations—Comparison of Operating Segments”).

Net revenues for 2006 increased by $111.5 million, or 17%, from 2005. The increase for 2006 resulted from an increase in site rental revenues of $99.6 million, which represents 89% of the overall increase in net revenues. The increase in site rental revenue for 2006 was primarily driven by (1) tenant additions or modifications to existing installations, (2) the leases (as originally acquired) related to the combined 941 towers from Trintel and Mountain Union, and (3) an increase in non-cash straight-line rents primarily relating to the renewal of certain leases.

Site rental gross margins (site rental revenues less site rental costs of operations) for 2006 increased by $84.5 million, or 21%, from 2005. The incremental margin is 85% of the related increase in site rental revenues for 2006. The increase in the site rental gross margin percentage and the related high incremental margin percentage was driven by tenant additions on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers.

During 2005, we refinanced $1.5 billion of our high yield notes with proceeds from the $1.9 billion tower revenue notes resulting in a reduction in our weighted-average interest rate and simplification of our capital structure. During 2005, we recorded an aggregate loss of $283.8 million on the purchase and redemption of the $1.5 billion high yield notes and a portion of our 4% convertible notes. During 2006, we increased our debt by approximately $1.2 billion or 55% from 2005 primarily by borrowing $1.55 billion of tower revenue notes in November 2006, which in part refinanced $1 billion of outstanding debt under a credit facility. The proceeds of our 2006 borrowings were used to fund purchases of our common stock, the GS $550M Consideration related to the Global Signal Merger, and the acquisition of Mountain Union. The increase in interest expense and amortization of deferred financing costs for 2006 of $28.5 million or 21% from 2005 was driven by the increase in debt partially offset by a reduction in our weighted average interest rates. See “Item 7. MD&A—Liquidity and Capital Resources” and note 7 to our consolidated financial statements for further discussion.

Net loss for 2006 improved by $358.0 million from 2005. The improvement in the net loss was primarily driven by (1) the $278.0 million decrease in losses on purchases and redemption of debt related to the refinancing of $1.6 billion of debt during 2005, (2) the $97.2 million increase in operating income resulting primarily from tenant additions on our towers, offset by (3) the $28.5 million increase in interest expense and amortization of deferred financing costs as a result of an increase in our debt, partially reduced by the decrease in our weighted average interest rates.

The dividends on preferred stock in 2006 of $20.8 million are related to our 6.25% convertible preferred stock. The decrease in the preferred stock dividends of $28.6 million from 2005 relates to the redemption of the 8 1 /4% convertible preferred stock in December 2005. See note 10 to our consolidated financial statements.

Comparison of Operating Segments

Our reportable operating segments for 2007 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner. We have reclassified the Corporate Office and Other segment into the CCUSA segment, reflecting the significance of the CCUSA segment to our consolidated business following the Global Signal Merger. We have reclassified the Emerging Businesses segment, consisting of our Modeo business, into the CCUSA segment following the lease of the Spectrum and write-off of substantially all of the Modeo assets other than the Spectrum (see note 17 to our consolidated financial statements). Segment information for all periods has been reclassified to reflect these changes in reportable segments.

See note 18 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).

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

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, losses on purchases and redemptions of debt, interest and other income (expense), interest expense and amortization of deferred financing costs, impairment of available-for-sale securities, benefit (provision) for income taxes, minority interests, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 12 to our consolidated financial statements). The calculation of Adjusted EBITDA for our operating segments is set forth in note 18 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA—2006 and 2007. Net revenues for 2007 increased by $576.3 million, or 79%, from 2006. This increase in net revenues resulted from an increase in site rental revenues of $570.9 million, or 89%, for the same periods. This increase in site rental revenues was driven by (1) the towers acquired in connection with the Global Signal Merger, and to a lesser extent, (2) new tenant additions, and (3) the 474 towers acquired from Mountain Union. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., we have experienced an increase in tenant additions during 2007 from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

Network services and other revenues for 2007 increased by $5.4 million, or 6%, from 2006. The increase in network services and other revenues was as a result of performing services on a larger portfolio of towers due to the Global Signal Merger. Global Signal did not operate a network services business, so the network services and other revenues performed on the Global Signal towers increased during each quarter of 2007 as we began marketing services for those towers. Exclusive of network services and other revenues derived from the Global Signal towers, network services and other revenues declined modestly from 2006 to 2007. The network services business is typically non-recurring, and the volume of activity can vary significantly from period to period in relation to tenant additions on our towers.

Site rental gross margins for 2007 increased by $345.6 million, or 77%, from 2006. The increase in the site rental gross margins was related to the previously mentioned 89% increase in site rental revenues primarily driven by the towers acquired in connection with the Global Signal Merger and, to a lesser extent, from tenant additions. Site rental gross margins as a percentage of site rental revenues for 2007 decreased by 4.2 percentage points from 2006 to 65% primarily as a result of the less mature Global Signal towers that have lower revenues per tower and higher ground rent expense as a percentage of revenues than our pre-Global Signal Merger towers. We believe the Global Signal towers have significant additional revenue and margin growth opportunities provided by potential future tenant additions on those towers.

General and administrative expenses for 2007 increased by $33.8 million from 2006 but decreased to 10% of total net revenues from 13% of total net revenues. General and administrative expenses are inclusive of stock-based compensation charges as discussed further below. The increase in general and administrative expenses in nominal dollars was primarily related to headcount additions and related employee costs as a result of the Global Signal Merger partially offset by cost reductions from the termination of the Modeo employees (see notes 17 and 19 to our consolidated financial statements). The decrease in general and administrative expenses as a percentage of net revenues was driven by synergies from operating a larger tower portfolio as a result of the Global Signal Merger.

Adjusted EBITDA for 2007 increased by $319.5 million, or 80%, from 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase of 89% in our site rental revenues including the towers acquired in connection with the Global Signal Merger and tenant additions.

We recognized stock-based compensation expense from continuing operations of $14.9 million and $23.5 million, respectively, for 2006 and 2007. The primary reason for fluctuations in the stock-based compensation expense during 2006 to 2007 is (1) accelerated vesting of awards granted in 2004 and 2005 and (2) our grants in 2006 and 2007. During 2005, restricted stock granted during 2004 and 2005 accelerated vested based on the market performance of our common stock. This accelerated vesting resulted in the recognition of $15.2 million of expense in 2005 that was originally to be recognized over the original vesting period (through 2009 and 2010). In addition, during 2006 and 2007 we granted 1.2 million and 1.4 million shares, respectively, of restricted stock with grant date weighted-average requisite service periods of 2.5 and 2.1 years, respectively. See note 12 to our consolidated financial statements.

In July 2007, we entered into a lease of our Spectrum. The Spectrum is leased to a venture formed by Telcom Ventures, LLC and Columbia Capital LLC (“CCTV”) for a $13 million annual lease fee with an initial term from July 23, 2007 until October 1, 2013. As a result, we eliminated substantially all of the future Modeo operating and administrative expenses, which for 2007 were $4.0 million. In addition, for 2007, we recorded (1) site revenues of $5.7 million from the Spectrum lease, (2) asset write-down charges of $57.6 million as a result of the write-off of substantially all of our Modeo assets other than the Spectrum, and (3) restructuring charges of $3.1 million related to the termination of the Modeo employees. See note 17 to our consolidated financial statements.

Integration costs for 2007 were $25.4 million and related to the Global Signal Merger. These integration costs included, among other things, expenses for retention bonus obligations with employees of the former Global Signal, costs for contracted employees directly related to the integration and stock-based compensation charges with respect to restricted stock awards assumed in the Global Signal Merger. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” and notes 2 and 19 to our consolidated financial statements.

Depreciation, amortization and accretion for 2007 increased by $254.3 million, or 99%, from 2006. The vast majority of this increase was related to the depreciation and amortization attributable to property and equipment and intangible assets recorded in connection with the purchase price allocation for the Global Signal Merger. Our tower assets are recorded at cost (estimated replacement cost for those acquired) and are depreciated using a useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for 2007 increased by $188.0 million, or 118%, from 2006. The increase was primarily attributable to additional indebtedness. The components of the increase in indebtedness primarily include (1) the issuance of the tower revenue notes ($1.55 billion) in November 2006, (2) the mortgage loans ($1.8 billion) that remained outstanding as obligations after the Global Signal Merger, and (3) the issuance of term loans ($650.0 million) during the first half of 2007. This additional indebtedness was offset by our repayment of $1.0 billion of borrowings under a credit facility using proceeds of the $1.55 billion tower revenue notes. Exclusive of the mortgage loans, our net increase in debt during 2007 primarily related to (1) funding the GS $550M Consideration and (2) purchases of our common stock in 2007. See “Item 7. MD&A—Liquidity and Capital Resources—Overview.”

In 2007, we recorded an impairment charge of $75.6 million related to a decline in the value of our investment in FiberTower that was deemed other-than-temporary. Future declines in the stock price of FiberTower may be determined to be other-than-temporary and result in further write-downs of our investment. These potential future write-downs are limited to the carrying value of our investment of $60.1 million as of December 31, 2007. See “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Benefit (provision) for income taxes for 2007 was a benefit of $95.3 million compared to a provision of $0.5 million for 2006. We recorded a deferred tax liability of $556.6 million as part of the allocation of the purchase price of the Global Signal Merger, which was offset in part by the reversal of our federal valuation allowance of $259.7 million. As a result, we (1) are no longer in a net deferred tax asset position, (2) are generally no longer recording a valuation allowance on net deferred tax assets because of our historical net operating losses, and (3) can generally record the benefit of tax impacts of our results in the statement of operations and comprehensive income (loss).

Income from discontinued operations of $5.7 million for 2006 relates primarily to the reversal of liabilities previously established in conjunction with the sale of our former CCUK operations, as a result of the termination of related contingencies during 2006.

Net income (loss) for 2007 was a loss of $227.9 million, an increase from a loss of $40.8 million for 2006. The increased loss was primarily due to (1) the increases in depreciation, amortization and accretion and interest expense, all of which were predominantly related to the Global Signal Merger, (2) an impairment charge of $75.6 million related to our investment in FiberTower, and (3) asset write-down charges ($57.6 million) and restructuring charges ($3.1 million) related to Modeo totaling $60.7 million, partially offset by (1) the increase in Adjusted EBITDA as a result of the towers acquired in the Global Signal Merger and growth in our site rental business and (2) our benefit for income taxes.

CCAL—2006 and 2007. The increases and decreases between 2006 and 2007 are inclusive of exchange rate fluctuations. Changes between the two periods were influenced by the average exchange rates from 2006 and 2007 of 0.7536 and 0.8387, respectively. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Total net revenues for 2007 increased by $21.0 million, or 35%, from 2006. The increase in total net revenues was due to growth in site rental revenues primarily related to (1) tenant additions on our towers, (2) exchange rate fluctuations, (3) contractual escalations on existing leases with variable escalations, and (4) new towers acquired after the third quarter of 2006. See “Item 1. Business—The Company—CCAL.”

Adjusted EBITDA for 2007 increased by $11.7 million, or 40%, from 2006. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. More specifically, site rental gross margins increased by $13.3 million, or 37%, to 70% of site rental revenues, for 2007 from $36.4 million, or 69% of site rental revenues, for 2006. The $13.3 million incremental margin represents 71% of the related increase in site rental revenues.

In May 2007, CCAL (our 77.6% majority-owned subsidiary) issued a capital return of approximately $166.0 million, including $37.2 million to the minority shareholders of CCAL. The capital return was funded by CCOC through an intercompany borrowing by CCAL. Upon issuance of the capital return, we recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interests in CCAL. The intercompany borrowing and related capital return was issued to increase the leverage of the CCAL business. The losses applicable to the minority interest shareholders will be included in our results in the future as long as their share of the CCAL losses exceeds their equity interests.

Net income (loss) for 2007 was income of $5.1 million, an improvement of $6.2 million from 2006. The change from net loss to net income was primarily driven by the same factors that drove the improvement in Adjusted EBITDA, partially offset by the increase in stock-based compensation charges of $2.9 million (see note 12 to our consolidated financial statements).

CCUSA—2005 and 2006. Net revenues for 2006 increased by $106.2 million, or 17%, from 2005. Of the $106.2 million increase in net revenues, $94.4 million, or 89%, relates to site rental revenues. Network services revenues for 2006 increased by $11.8 million from 2005. Network services revenues should continue to be somewhat volatile as these revenues, unlike site rental revenues, are typically not under long-term contract.

The increase in site rental revenue for 2006 was primarily driven by the following that occurred during or after 2005 (1) tenant additions, (2) the combined 941 towers acquired from Trintel and Mountain Union, and (3) an increase in non-cash straight-line rents primarily relating to the renewal of certain leases.

General and administrative expenses for 2006 decreased by $9.8 million to 13% of total net revenues from 16% of total net revenues for 2005. General and administrative expenses for 2006 included stock-based compensation expense of $14.5 million, which represents a decrease of $8.3 million from 2005. Stock-based compensation expense decreased from 2005 primarily as a result of accelerated vesting of shares of restricted stock awards during 2005 based on the performance of our stock. General and administrative expenses were also reduced as a result of the consolidation of certain management functions in 2005. The decrease in general and administrative expenses as a percentage of total net revenues is primarily a function of an increase in revenue without any significant increases in headcount as well as the decrease in stock-based compensation expense.

Adjusted EBITDA for 2006 increased by $85.0 million, or 27%, from 2005. Adjusted EBITDA was positively impacted by the high incremental margin from tenant additions on existing towers that did not result in significant incremental tower operating costs due to the relatively fixed nature of the costs to operate our towers. More specifically, site rental gross margins increased by $77.9 million, or 21%, to 70% of site rental revenues, for 2006 from $370.0 million, or 67% of site rental revenues, for 2005. The $77.9 million incremental margin represents 83% of the related increase in site rental revenues, reflecting the relatively fixed nature of the costs to operate our towers.

Depreciation, amortization and accretion for 2006 increased by $3.8 million, or 2%, from 2005. The increase was primarily attributable to the acquisition of the combined 941 Trintel and Mountain Union towers by CCUSA and an increase in our tower assets as a result of capital expenditures for both the modification to and maintenance on tower assets (see “Item 7. MD&A—Liquidity and Capital Resources—Investing Activities” for a further discussion of our capital expenditures), offset by the effects of our purchase of, or extension of ground leases relating to, the land on which our towers reside that resulted in increases in the useful life of our towers.

Operating income for 2006 increased by $91.0 million, or 304%, from 2005. The increase in operating income was primarily driven by (1) the aforementioned $77.9 million increase in site rental gross margin and (2) the $6.2 million increase in network services and other gross margin, which is a reflection of our customers’ continued demand for our installation services.

Losses on the purchases and redemptions of debt for 2006 decreased by $278.0 million from 2005. The decrease is primarily related to refinancing activities in 2005 that were completed to reduce our weighted-average cost of debt and simplify our capital structure. For 2005, the loss of $283.8 million related to the purchase and redemption of $1.6 billion of our debt securities repaid with proceeds from the tower revenue notes issued in 2005.

Interest expense and amortization of deferred financing costs for 2006 increased by $29.1 million from 2005. The increase is primarily attributable to the approximately $1.2 billion increase in debt, including the borrowings under our credit facility in June 2006 and the tower revenue notes issued November 2006, offset by the refinancing of debt in June 2005, which reduced the weighted-average coupon on our debt, and the repayment of our previously outstanding credit facility entered into in July 2005. See note 7 to our consolidated financial statements.

Our financing activities in 2005 and 2006 reflect (1) our focus to decrease our cost of debt and (2) our desire to position ourselves to have the financial flexibility to utilize our internally generated capital for investments which we believe satisfy our investment return criteria, including opportunistic share purchases, new assets and further investments in our existing assets (see “Item 7. MD&A—Liquidity and Capital Resources” for further discussion).

Income from discontinued operations of $5.7 million for 2006, relates primarily to the reversal of liabilities previously established in conjunction with the sale of our former CCUK operations, as a result of the termination of related contingencies during 2006. Income from discontinued operations for 2005, relates primarily to OpenCell, which was sold on May 9, 2005.

The cumulative effect of change in accounting principle for asset retirement obligations in 2005 represents the charge recorded upon adoption of FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—An interpretation of FASB Statement No. 143. See note 1 to our consolidated financial statements.

Net loss for 2006 decreased by $352.1 million to $40.8 million from $392.9 million for 2005. The reduction in net loss was primarily driven by a $278.0 million decrease in losses on the purchase and redemption of debt, $91.0 million increase in operating income and $29.1 million increase in interest expense and deferred financing costs as a result of an increase in debt, partially reduced by the decrease in our weighted average interest rate.

CCAL—2005 and 2006. The increases and decreases between 2005 and 2006 are inclusive of exchange rate fluctuations. Exchange rates did not have a significant impact on the changes between these two periods. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for 2006 increased by $5.3 million, or 10%, from 2005. This increase is predominately driven by growth in site rental revenues, which reflects tenant additions on our towers and escalations on existing leases with variable escalations.

Adjusted EBITDA for 2006 increased by $7.4 million, or 34%, from 2005. Adjusted EBITDA was positively impacted by the incremental margin from the tenant additions on existing towers and contractual escalations on existing leases with variable escalations. More specifically, site rental gross margins increased by $6.6 million, or 22%, to 69% of site rental revenues, for 2006 from $29.8 million, or 63% of site rental revenues, for 2005. The $6.6 million incremental margin represents 127% of the related increase in site rental revenues, primarily reflecting an improvement in the costs to operate our CCAL towers.

Operating income (loss) for 2006 improved by $6.2 million from 2005. The change from operating loss to operating income is primarily due to the $6.6 million increase in gross margin from site rental revenues, offset slightly by an increase in general and administrative expenses as a result of increased employee related costs, including additional stock-based compensation expense as a result of the modification of the CCAL option plan to enable employees to require CCAL to periodically settle CCAL options in cash.

Net loss for 2006 improved by $5.9 million from 2005. The improvement in net loss is primarily driven by the same factors that drove the improvement in operating income (loss), partially offset by the minority interest shareholder’s 22% portion of the results.

Impact of Inflation

Other than the towers acquired from Global Signal, the majority of our towers were acquired between 1999 and 2001; tower assets and related depreciation expense do not reflect the impact of inflation occurring subsequent to the acquisition of these towers. The impact of inflation on our results of operations for the 2005, 2006 and 2007 was not significant.

Liquidity and Capital Resources

Overview

Strategy. We seek to invest our available capital among the investment alternatives that we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We have and we expect to continue to invest in discretionary investments such as (1) opportunistically purchasing our own common stock, (2) entering into strategic acquisitions of tower businesses, (3) selectively constructing or acquiring towers, (4) acquiring the land on which towers are located, (5) improving and structurally enhancing our existing towers, (6) constructing distributed antenna systems, and (7) purchasing or redeeming our debt or preferred stock. See “Item 1. Business” for a further discussion.

Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash flows from operations have been sufficient to fund our cash interest payments and sustaining capital expenditures. We expect our cash flows from operations over the next 12 months will be sufficient to cover our debt service obligations (principal payments and cash interest) and our sustaining capital expenditures (discussed further below), including maintenance activities on our towers. We expect to fund the previously mentioned discretionary investments with cash on hand, operating cash flows, borrowings under our existing revolving credit facility and potential future debt financings. In the case of funding acquisitions, we also may utilize issuances of our common stock. In addition, we expect to continue to increase our debt in nominal dollars if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriately leveraged to drive long-term shareholder value.

With respect to future debt financings, we plan to continue to utilize a combination of bank debt and securitized notes with a similar structure to our existing tower revenue notes and mortgage loans. The amount of future debt financing is influenced by such factors as (1) our belief in the potential long-term return of our previously mentioned discretionary investments, (2) self imposed limits such as our targeted leverage ratio of generally six to eight times Adjusted EBITDA and interest coverage ratio of generally two times Adjusted EBITDA, (3) our restrictive debt covenants, discussed further below, and (4) the availability of financing at attractive rates, particularly in light of the current crisis in the credit markets (see “Item 1A. Risk Factors” and “Item 7. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity”).

2007 Highlights and Recent Developments. During 2007, we took certain actions in furtherance of our strategy of seeking long-term growth in our results of operations on a per share basis, including the Global Signal Merger and opportunistic purchases of our common stock. These purchases of our common stock and other actions taken to reduce our actual and potential shares of common stock outstanding have a short-term dilutive impact on our results due to the increased interest expense on the related additional borrowings. However, we believe these actions will drive long-term shareholder value and better position us to translate potential future growth in our site rental business into growth of our operating results on a per share basis. Our 2007 significant investing and financing activities are discussed further below and in the notes to our consolidated financial statements.

We completed the Global Signal Merger on January 12, 2007 in a stock and cash transaction valued at approximately $4.0 billion exclusive of the debt that remained outstanding as obligations of Global Signal we acquired. As a result of the Global Signal Merger, we issued approximately 98.1 million shares of common stock and paid the maximum GS $550M Consideration. The $1.8 billion of mortgage loans have a structure similar to our tower revenue notes and are securitized by the cash flows of a majority of the Global Signal towers. Our decision to fund a portion of the Global Signal Merger in cash was in lieu of our issuing approximately 16.0 million additional shares of our common stock. We utilized cash from the issuance of our tower revenue notes in 2006 to fund the GS $550M Consideration. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” and “Item 7. MD&A—Liquidity and Capital Resources—Financing Activities.”

During 2007, we purchased 21.0 million shares of our common stock for approximately $729.8 million in cash (or an average price of $34.68 per share). The cash to fund the common stock purchases was predominately from borrowings under our term loans and revolving credit facility. Consistent with our previously mentioned strategy to allocate capital efficiently, we expect to continue to opportunistically purchase our common stock from time to time.

Liquidity Position. As of December 31, 2007, after giving effect to our $75.0 million of borrowings under our revolving credit facility and our purchase of 1.1 million shares of common stock in January 2008, we had consolidated cash and cash equivalents of $108.2 million (exclusive of restricted cash of $170.6 million), consolidated long-term and short-term debt of $6.1 billion, consolidated redeemable preferred stock of $313.8 million and consolidated stockholders equity of $3.1 billion. As of February 19, 2008, we also have $100.0 million of availability under our revolving credit facility maturing in January 2009.

As of December 31, 2007, our outstanding debt has a weighted-average interest rate of 5.4% and predominately consists of $5.3 billion of tower revenue notes and mortgage notes that are securitized by the cash flows from the vast majority of our CCUSA towers, as well as $645.1 million of term loans due in 2014. If our tower revenue notes are not repaid in full by their anticipated repayment dates (five years from original issuance) then our interest rates substantially increase (by at least an additional 5% per annum) and monthly principal payments commence. We anticipate refinancing the tower revenue notes and mortgage loans with new debt similar to our existing tower revenue notes on or before their repayment dates occurring between December 2009 and November 2011, respectively. Our mortgage loans have contractual maturities in December 2009 and February 2011. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors such as, our ability to generate cash flows on our existing towers and the state of the capital markets. See “Item 7. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” Our debt and redeemable preferred stock is discussed further in notes 7 and 10 to our consolidated financial statements.

Summary Cash Flows Information

	Years Ended December 31,
	2006	2007	Change
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$275,759	$350,355	$74,596
Net cash provided by (used for) investing activities	(432,499)	(791,448)	(358,949)
Net cash provided by (used for) financing activities	678,914	(77,782)	(756,696)
Effect of exchange rate changes on cash	(523)	1,404	1,927
Net cash from discontinued operations	5,657	—	(5,657)

Net increase (decrease) in cash and cash equivalents	$527,308	$(517,471)	$(1,044,779)

Operating Activities

The increase in net cash provided by operating activities for 2007 of $74.6 million from 2006 was due primarily to the cash flow generated by the towers acquired in connection with the Global Signal Merger and the growth in our core site rental business. The increase for 2007 was offset by an increase in cash interest paid of $179.1 million, payments for merger-related fees incurred by Global Signal of approximately $16.3 million, prepayments of long-term easements for land under our towers of $14.9 million and integration costs related to the Global Signal Merger of $24.3 million. We expect net cash provided by operating activities for 2008 will be greater than 2007, primarily as a result of anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments.

Investing Activities

Capital Expenditures. Our capital expenditures can be generally categorized as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our towers, (2) vehicles, (3) information technology equipment, and (4) office equipment. Discretionary capital expenditures, which we commonly also refer to as “revenue generating capital expenditures,” include (1) purchases of land under towers, (2) tower improvements in order to support additional site rentals, (3) the construction or purchase of towers, and (4) the construction of distributed antenna systems. In general, other than sustaining capital expenditures, our decisions regarding capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

A summary of our capital expenditures for 2006 and 2007 is as follows:

	For Years Ended December 31,
	2006	2007	Change
	(In thousands of dollars)
Land purchases	$27,499	$133,032	$105,533
Construction or purchases of towers	9,949	91,490	81,541
Modeo	41,688	6,347	(35,341)
Sustaining	9,306	23,318	14,012
Tower improvements and other	36,378	45,818	9,440

Total	$124,820	$300,005	$175,185

Total capital expenditures for 2007 increased by $175.2 million, or 140%, from 2006, predominately related to CCUSA. The increase in sustaining capital expenditures from 2006 to 2007 was primarily related to the towers acquired in connection with the Global Signal Merger. The increase in land purchases related to our ongoing efforts to purchase the land under our towers. During 2006 and 2007, we built or purchased 13 and 188 towers, respectively, exclusive of the Global Signal Merger and the acquisition of Mountain Union. See also “Item 7. MD&A—Results of Operations—Comparison of Operating Segment” for a discussion regarding Modeo.

Consistent with our plan to continue to invest our available cash on hand, anticipated cash flows from operations and cash flows from borrowings in discretionary investments, we expect total capital expenditures for 2008 will be equal to, or modestly greater than, 2007 (primarily as a result of anticipated increases in purchases of land under towers and new tower construction). The amount of capital expenditures related to purchases of towers can vary from period to period; as such, an increase in tower purchases may further increase our 2008 capital expenditures. We expect that most if not all of our capital expenditures for 2008 will be funded from cash flows from operations.

Acquisition of Global Signal. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” and “Item 7. MD&A—Liquidity and Capital Resources—Overview.”

Mountain Union. On January 2, 2007, we purchased the remaining approximately 2% minority interest in Mountain Union for $4.4 million. See note 2 to our consolidated financial statements.

Financing Activities

Consistent with our strategy to allocate our capital to drive shareholder value, our financing activities for 2006 and 2007 are largely related to purchases of our common stock and additional borrowings. The additional borrowings were used to (1) fund our purchases of common stock, (2) fund the GS $550M Consideration of the Global Signal Merger, and (3) refinance our debt at attractive rates. The net cash provided by (used for) financing activities in 2007 is exclusive of the approximately $1.8 billion of debt that remained outstanding as obligations after the Global Signal Merger consisting of two mortgage loans (see note 7 to our consolidated financial statements). The following is a summary of the significant financing transactions we completed in 2007 and the beginning of 2008.

2007 Credit Agreement. In January 2007, CCOC entered into a credit agreement that provided a $250.0 million senior secured revolving credit facility. In January 2008, we extended the maturity of the revolving credit facility until January 2009. This one-year extension did not result in any other changes to the revolving credit facility including to our credit spreads. We currently have $150.0 million outstanding under the revolving credit facility. Availability of the revolving credit facility at any time will be determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio. As of February 19, 2008, the revolving credit facility bears interest at 6.0% (including the credit spread).

In January and March 2007, CCOC entered into two term loans for an aggregate original principal amount of $650.0 million, which were issued under the credit agreement and are due in 2014. Our purchases of 21.0 million shares of our common stock during 2007 were primarily funded with proceeds from the term loans and borrowings under our revolving credit facility. Through the use of interest rate swaps we have fixed the interest rate on the vast majority of the term loans at a rate of 5.6% (including the credit spread) through December 31, 2009.

The revolving credit facility and the term loans are guaranteed by CCIC and certain of its existing and future subsidiaries and secured by a pledge of certain equity interests of certain existing and future subsidiaries of CCIC, as well as a security interest in CCOC’s deposit accounts and securities accounts. For a further discussion of the revolving credit facility and the term loans, see note 7 to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Common Stock Activity. A summary of common stock activity for the years ended December 31, 2006 and 2007 is as follows:

(In thousands of shares)
Shares outstanding at December 31, 2005	214,189
Restricted stock awards granted	1,219
Common stock purchased	(15,869)
Stock options and warrants exercised	2,580
Other activity, net	(38)

Shares outstanding at December 31, 2006	202,081
Shares issued in the Global Signal Merger	98,049
Restricted stock awards granted	1,390
Restricted stock awards assumed in the Global Signal Merger	92
Common stock purchased	(21,043)
Stock options and warrants exercised	2,053
Other activity, net	(115)

Shares outstanding at December 31, 2007	282,507

During 2006 and 2007, we purchased 15.9 million and 21.0 million shares of our common stock, respectively. We utilized $518.0 million and $729.8 million in cash, respectively, to affect these purchases and paid an average price per share of $32.64 and $34.68, respectively. See note 11 to our consolidated financial statements. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” for a discussion of common stock issued in the Global Signal Merger. In addition, in January 2008, we purchased 1.1 million shares of common stock utilizing $42.0 million (average price of $36.99 per share) in cash.

CCAL Capital Return. See “Item 7. MD&A—Results of Operations—Comparison of Operating Segments” for a discussion of the minority interest and CCAL capital return.

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

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and note 7 to our consolidated financial statements for a further discussion of our use of interest rate swaps.

Restricted Cash. Pursuant to the indenture governing the tower revenue notes and the loan agreements governing the mortgage loans, all rental cash receipts of the issuers of these debt investments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also notes 1 and 7 to our consolidated financial statements.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations, which relate primarily to our outstanding borrowings and ground lease obligations, as of December 31, 2007 after giving effect to our borrowings of $75.0 million in January 2008 under our revolving credit facility and the extension of the maturity to January 2009 from January 2008.

	Years Ending December 31,
Contractual Obligations (e)	2008	2009	2010	2011	2012	Thereafter	Totals
	(In thousands of dollars)
Debt (a) (d)	$6,500	$450,325	$1,970,302	$3,106,500	$6,500	$612,676	$6,152,803
Interest payments on debt (a) (d)	335,949	327,681	269,462	140,357	40,840	51,049	1,165,338
Lease obligations (b)	228,601	231,480	233,937	237,419	239,937	2,979,720	4,151,094
Redeemable preferred stock	—	—	—	—	318,050	—	318,050
Dividend payments on redeemable preferred stock (c)	19,877	19,877	19,877	19,877	14,907	—	94,415

	$590,927	$1,029,363	$2,493,578	$3,504,153	$620,234	$3,643,445	$11,881,700

(a)	The tower revenue notes are presented assuming we elect to repay in full on the anticipated repayment dates (five years from original issuance). If the tower revenue notes are not repaid in full by their respective anticipated repayment dates, then our interest rates substantially increase and monthly principal payments commence. See note 7 to our consolidated financial statements.
(b)	Amounts relate primarily to ground lease obligations for the land on which our towers reside, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.
(c)	The dividends on the preferred stock can be paid in cash or stock at our election. See note 10 to our consolidated financial statements.
(d)	Reflects the quarterly principal installments of $1.6 million on the term loans issued in 2007 and the remaining outstanding amount due in January 2014. Interest payments on the floating rate debt are based on estimated rates in effect during the first quarter of 2008 exclusive of the impact of our interest rate swaps.
(e)	The following items are in addition to the obligations disclosed in the above table:

•	We currently have $100.0 million of availability under our revolving credit facility.

•

We have a legal obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. The cash obligations disclosed in the above table, as of December 31, 2007, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of nearly $1.0 billion. As of December 31, 2007, the net present value of these asset retirement obligations was approximately $29.2 million.

•	Our interest rate swaps require cash settlement to or from us in the future. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

•

We are obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $12.6 million and expire on various dates through February 2009.

•

It is reasonably possible the current IRS examination may be finalized in the next twelve months and could result in a cash payment related to the alternative minimum tax on our unrecognized tax benefits. See note 8 to our consolidated financial statements.

•	We are obligated to pay or reimburse others for property taxes related to our towers. See note 15 to our consolidated financial statements.

The following table summarizes as of December 31, 2007 the remaining terms to expiration (including renewal terms at our option) of (1) the ground leases, subleases, or licenses for the land on which approximately 18,400 of our towers reside and (2) agreements to manage approximately 700 towers owned by third parties where we had sublease agreements with the tower owner. In addition, we own in fee or have perpetual or long-term easements in the land on which approximately 4,700 of our towers reside (20% of total towers). See “Item 1A. Risk Factors.”

Remaining Term, In Years	Percent of Total Towers
15+ years	46%
10 – 15 years	22%
6 – 9 years	7%
4 – 5 years	2%
2 – 3 years	1%
0 – 1 year	2%

80%

Factors Affecting Sources of Liquidity

Holding Companies. As holding companies, CCIC and CCOC will require distributions or dividends from their subsidiaries, or will be forced to use their remaining cash balances, to fund their debt. The terms of the current indebtedness of their subsidiaries allow them to distribute cash to their holding companies unless they experience a deterioration of financial performance.

Compliance with Debt Covenants. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. See note 7 of our consolidated financial statements for further discussion of debt covenants.

Factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations. If our subsidiaries that issued the tower revenue notes and mortgage loans were to default on the debt, the trustee could seek to foreclose upon or otherwise convert the ownership of the securitized towers, in which case we could lose the towers and the revenues associated with the towers. Based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants.

Financial Performance of Our Subsidiaries. A factor affecting our continued generation of cash flows from operating activities is our ability to maintain our existing recurring site rental revenues and to convert those revenues into operating cash flows by efficiently managing our operating costs. Our ability to service (pay principal and cash interest) or refinance our current debt obligations and obtain additional debt will depend on our future financial performance, which, to a certain extent, is subject to various factors that are beyond our control as discussed further herein and in “Item 1A. Risk Factors.”

Levels of Indebtedness and Debt Service Requirements. Our ability to obtain cash financing in the form of debt instruments, preferred stock or common stock in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, wireless carrier consolidation or network sharing, new technologies, our financial performance and the state of the capital markets. We anticipate refinancing the majority, if not all, of our debt and preferred stock within the next five years. There can be no assurances we will be able to effect this anticipated financing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. If we are unable to refinance or renegotiate our debt, our debt service requirements may significantly increase in the future.

The current credit crisis has resulted in a widening of credit spreads for us. However, there has recently been a general decrease in interest rates (such as LIBOR) corresponding with the challenges of the credit market. Currently, the negative impact of widening credit spreads has been somewhat mitigated by a general decrease in interest rates. By the end of 2011, we expect to refinance our outstanding indebtedness and have entered into interest rate swaps to manage and reduce our interest rate risk on this anticipated refinancing. Changes in our credit spreads over the intermediate to long-term may impact our interest expense and interest coverage ratios.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters

Related Party Transactions

In January 2007, we purchased 17.7 million shares of common stock for $600.5 million in cash from certain investment funds affiliated with Fortress Investment Group LLC (collectively, “Fortress”), (2) Greenhill Capital Partners, L.P. and certain of its related partnerships (collectively, “Greenhill”), and (3) Abrams Capital Partners II, L.P. and certain of its related partnerships (collectively, “Abrams Capital”).

See also notes 11 and 14 to our consolidated financial statements.

Critical Accounting Policies and Estimates

The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2007 is not intended to be a comprehensive list of our accounting policies and estimates. See note 1 to our consolidated financial statements for a summary of our significant accounting policies In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.

Revenue Recognition. Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement with terms generally ranging from five to ten years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of recognizing revenue on a straight-line basis, a portion of the revenue in a given period represents cash collected in other periods. For 2005, 2006 and 2007, the non-cash portion of our site rental revenues related to recognizing revenue on a straight-line basis amounted to approximately $16.1 million, $20.5 million and $42.9 million, respectively. See note 1 to our consolidated financial statements.

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

Accounting for Long-Lived Assets. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets and liabilities assumed is allocated to goodwill. The fair value of certain of our assets and liabilities is determined by (1) using estimates of replacement costs for tangible fixed assets (such as towers) and (2) using discounted cash flow valuation methods for estimating identifiable intangibles (such as site rental contracts and above and below market leases). The purchase price allocation requires subjective estimates that if incorrectly estimated could be material to our consolidated financials statements including the amount of depreciation, amortization and accretion expense. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized.

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

We review the carrying values of property and equipment, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the sum of the estimated future cash flows (undiscounted) from the asset is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our determination that an adverse event or change in circumstance has occurred will generally involve (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, or (3) a change in strategy affecting the utility of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows.

We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values and (2) a step to measure the amount of the impairment, if any. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are the expected additions of new tenants on our towers, the terminal multiple for our projected cash flows and our weighted-average cost of capital.

During the fourth quarter of 2007, we performed our annual update of the impairment test for goodwill. The results of this test indicated that goodwill was not impaired at any of our reporting units. Future declines in our site rental business could result in an impairment of goodwill, property and equipment and intangible assets in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill, property and equipment and intangible assets.

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

The change in our net deferred income tax balances during a period generally results in a deferred income tax provision or benefit in our consolidated statement of operations and comprehensive income (loss). If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. See note 8 to our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The FASB amended SFAS 157 to exclude leases accounted for pursuant to SFAS 13. SFAS 157 will be applied prospectively and is effective for us on January 1, 2008, with the exception of a one-year deferral of implementation for certain non-financial assets and liabilities. We believe the impact of the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for us as of January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”), Business Combinations (revised 2007). SFAS 141(R) replaces Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will be generally expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect provision for income taxes. The provisions of SFAS 141(R) are applied prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 141(R) on our consolidated financial statements.

See note 1 to our consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in “Item 7. MD&A—Results of Operations—Comparison of Operating Segments.” Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector and as used in the historical financial statements of Global

Signal, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•

it is the primary measure used by our management to evaluate the economic productivity of our operations, including the efficiency of our employees and the profitability associated with their performance, the realization of contract revenue under our long-term contracts, our ability to obtain and maintain our customers and our ability to operate our site rental business effectively;

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

•	in presentations to our board of directors to enable it to have the same measurement of operating performance used by management;

•	for planning purposes, including preparation of our annual operating budget;

•	as a valuation measure in strategic analyses in connection with the purchase and sale of assets; and

•	in determining self-imposed limits on our debt levels, including the evaluation of our leverage ratio and interest coverage ratio.

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

Our primary exposures to market risks are related to changes in interest rates, equity security prices and foreign currency exchange rates which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing predominately fixed rate debt and interest rate swaps. We do not currently hedge against foreign currency exchange risks or attempt to reduce our equity security price risk on our investment in FiberTower.

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. As of February 19, 2008, we had $795.1 million (approximately 13% of total debt) of floating rate indebtedness, of which $625.0 million is effectively locked through an interest rate swap at a fixed rate until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve-month period would increase our interest expense by approximately $1.7 million after giving affect to our interest rate swaps. In addition, we anticipate refinancing the majority, if not all, of our debt within the next five years.

We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. We do not enter into interest rate swaps for speculative or trading purposes. Our interest rate swaps call for us to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. We have hedged our exposure to variability in LIBOR on the expected future refinancing of our tower revenue notes and mortgage loans through the use of forward starting interest rate swaps with maturity dates between December 2014 and November 2016. Additional interest rate swaps have effectively locked in the interest rate on $625.0 million of our term loans issued in 2007 at a fixed rate until December 2009. The interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing. See the tables below.

Our outstanding debt as of December 31, 2006 and 2007 was $3.5 billion and $6.1 billion, respectively. The combined notional amount of outstanding interest rate swaps as of December 31, 2006 and 2007 was $3.5 billion and $5.9 billion, respectively. The increase in outstanding debt and the combined notional value of our outstanding interest rate swaps is primarily related to the $1.8 billion mortgage loans that remained outstanding following the Global Signal Merger and forward starting interest rate swaps to hedge our exposure to LIBOR on the forecasted refinancing of the mortgage loans.

During 2005 and 2006, we terminated certain interest rate swaps relating to the tower revenue notes issued in 2005 and 2006, respectively. The effective interest rate on the tower revenue notes issued in 2005 and 2006 is approximately 4.95% and 5.83%, respectively, inclusive of an increase of approximately 0.06% and 0.12%, respectively, in the effective interest rate relating to interest rate swaps and exclusive of deferred financing costs. See note 7 to our consolidated financial statements.

The following tables provide information about our market risk related to changes in interest rates. The expected principal payments, weighted-average interest rates and the interest rate swaps are presented as of December 31, 2007, after giving effect to our $75.0 million of borrowings during January 2008 under our revolving credit facility and extension of the maturity to January 2009 from January 2008.

	Principal Payments and Interest Rates by Expected Year of Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)
Fixed rate debt (a)(b)	$—	$293,825	$1,963,802	$3,100,000	$—	$51	$5,357,678	$5,440,018
Average interest rate (a)	—	4.7%	4.9%	5.7%	—	7.5%	5.3%
Variable rate debt (c)	$6,500	$156,500	$6,500	$6,500	$6,500	$612,625	$795,125	$762,869
Average interest rate (d)	6.3%	6.0%	6.3%	6.3%	6.3%	6.3%	6.3%

	Notional Amounts and Interest Rates by Contractual Year of Maturity
	2008	2009		2010	2011	2012	Thereafter	Total		Fair Value
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed—Forward starting (e)	$—	$—		$—	$—	$—	$5,293,825	$5,293,825		$(61,356)
Average Fixed Rate (f)	—	—		—	—	—	5.2%	5.2%
Variable to Fixed	$—	$625,000	(d)	$—	$—	$—	$—	$625,000	(d)	$(3,985)
Average Fixed Rate (f)	—	4.1	% (d)	—	—	—	—	4.1	% (d)

(a)	The average interest rate represents the weighted-average stated coupon rate.
(b)	The tower revenue notes are presented assuming we elect to repay in full on the anticipated repayment dates (five years from original issuance). If the tower revenue notes are not repaid in full by their anticipated repayment dates then our interest rates substantially increase and monthly principal payments commence. See note 7 to our consolidated financial statements.
(c)	Our variable rate debt consists of $150.0 million outstanding under our revolving credit facility and $645.1 million outstanding under our term loans.
(d)	The interest rate on our revolving credit facility and term loans represents the rate currently in effect, exclusive of the effect of our interest rate swaps. The interest rate on $625.0 million of the 2007 term loans has effectively been converted to a fixed rate of 5.6% until December 2009 through interest rate swaps. See the table below.
(e)	These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of 99% of our fixed rate debt. Additional information on our forward starting interest rate swaps is included in the table shown below.
(f)	Exclusive of any applicable credit spreads.

Hedged Item	Combined Notional	Fair Value at December 31, 2007(c)(d)	Start Year	End Year	Pay Fixed Rate (b)	Receive Variable Rate
Variable to fixed—forward starting:
2004 Mortgage Loan Anticipated Refinancing	$293,825	$(5,983)	2009	2014	5.1%	LIBOR
2005 Tower Revenue Notes Anticipated Refinancing	1,900,000	(30,683)	2010	2015	5.2%	LIBOR
2006 Tower Revenue Notes Anticipated Refinancing	1,550,000	(4,447)	2011	2016	5.1%	LIBOR
2006 Mortgage Loan Anticipated Refinancing	1,550,000	(20,243)	2011	2016	5.3%	LIBOR
Variable to fixed:
Term Loans	625,000	(3,985)	2007	2009	4.1%	LIBOR

Total	$5,918,825	$(65,341)

(a)	The forward starting interest rate swaps are hedges of exposure to variability in future cash flows attributable to changes in LIBOR on forecasted refinancing of these debt instruments. See note 7 to our consolidated financial statements.
(b)	Exclusive of any applicable credit spreads.
(c)	Amounts presented in “asset (liability)” format. The fair value results from the difference between our fixed rate and the prevailing LIBOR rate as of December 31, 2007.
(d)	Fair value as of January 31, 2008 was $(133.6) million using the same fair value methodology as applied during 2007. The increase in the liability since December 31, 2007 is as a result of decreases in LIBOR during January 2008.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. For the year ended December 31, 2007, we recorded a charge of $75.6 million to write-down the value of our investment in FiberTower relating to a decline in value deemed other-than-temporary. Our potential future write-downs are limited to the carrying value of our investment of $60.1 million as of December 31, 2007. As of February 19, 2008, the fair value of our investment in FiberTower was $41.4 million (at $1.57 per FiberTower share). As of December 31, 2007, a 50% hypothetical adverse change in the FiberTower equity price would result in an approximately $30.0 million decrease in the fair value of our available-for-sale equity investments. The offsetting adjustment resulting from the hypothetical future decrease in fair value would be to “accumulated other comprehensive income” or, if determined to be an other-than-temporary decline, to “impairment of available-for-sale securities” on our consolidated statement of operations and comprehensive income (loss). See note 6 to our consolidated financial statements and “Item 1A. Risk Factors.”

Foreign Currency Risk

Our business activities in Australia, Canada and the U.K., expose us to fluctuations in foreign currency exchange rates. The vast majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. As a result of CCAL’s transactions being denominated and settled in such functional currencies, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. We do not currently believe our financial instruments denominated in foreign currencies expose us to material foreign currency exchange risk based on the estimated impact of a hypothetical 15% unfavorable change in currency exchange rates. As of December 31, 2007, the Company had approximately $24.0 million in cash and cash equivalents denominated in Australian dollars.

Item 8.	Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries (the Company) as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 15 to the consolidated financial statements, in 2005 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143.” Also, as discussed in Note 1 to the consolidated financial statements, in 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania February 26, 2008

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$592,716	$75,245
Restricted cash (note 1)	115,503	165,556
Receivables:
Trade, net of allowance for doubtful accounts of $3,410 and $6,684, respectively	23,024	33,842
Other	7,750	3,292
Deferred site rental receivables	13,429	22,261
Prepaid expenses	41,263	72,518
Deferred tax asset	1,980	113,492
Other current assets	5,658	11,049

Total current assets	801,323	497,255
Restricted cash (note 1)	5,000	5,000
Deferred site rental receivables	98,527	127,388
Available-for-sale securities	154,955	60,085
Property and equipment, net	3,246,446	5,051,055
Goodwill	391,448	1,970,501
Other intangible assets, net:
Site rental contracts	225,295	2,554,729
Other	10,084	121,559
Deferred financing costs and other assets, net of accumulated amortization of $10,896 and $26,358, respectively	74,386	100,561

	$5,007,464	$10,488,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,545	$37,366
Accrued interest	13,100	17,900
Accrued compensation and related benefits	18,289	29,525
Accrued estimated property taxes	10,768	12,786
Deferred revenues	102,701	144,760
Other accrued liabilities	37,392	48,150
Short-term debt and current maturities of long-term debt	—	81,500

Total current liabilities	200,795	371,987
Long-term debt	3,513,890	5,987,695
Deferred ground lease payables	135,661	172,508
Deferred tax liability	1,296	281,259
Other liabilities	57,618	193,975

Total liabilities	3,909,260	7,007,424

Commitments and contingencies (note 15)
Minority interests	29,052	—
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2006 and 2007—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	312,871	313,798
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2006—202,080,546 and December 31, 2007—282,507,106	2,021	2,825
Additional paid-in capital	2,873,858	5,561,454
Accumulated other comprehensive income (loss)	65,000	26,166
Accumulated deficit	(2,184,598)	(2,423,534)

Total stockholders’ equity	756,281	3,166,911

	$5,007,464	$10,488,133

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2005	2006	2007
Net revenues:
Site rental	$597,125	$696,724	$1,286,468
Network services and other	79,634	91,497	99,018

Operating expenses:	676,759	788,221	1,385,486
Costs of operations(a):
Site rental	197,355	212,454	443,342
Network services and other	54,630	60,507	65,742
General and administrative	113,910	104,532	142,846
Restructuring charges (credits)	2,615	(391)	3,191
Asset write-down charges	2,925	2,945	65,515
Integration costs	—	1,503	25,418
Depreciation, amortization and accretion	281,118	285,244	539,904

Operating income (loss)	24,206	121,427	99,528
Losses on purchases and redemptions of debt	(283,797)	(5,843)	—
Interest and other income (expense)	1,354	(1,629)	9,351
Interest expense and amortization of deferred financing costs	(133,806)	(162,328)	(350,259)
Impairment of available-for-sale securities	—	—	(75,623)

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle	(392,043)	(48,373)	(317,003)
Benefit (provision) for income taxes	(3,225)	(843)	94,039
Minority interests	3,525	1,666	151

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(391,743)	(47,550)	(222,813)
Discontinued operations (notes 1 and 3):
Income (loss) from discontinued operations, net of tax	(1,953)	—	—
Net gain (loss) on disposal of discontinued operations, net of tax	2,801	5,657	—

Income (loss) from discontinued operations, net of tax	848	5,657	—

Income (loss) before cumulative effect of change in accounting principle	(390,895)	(41,893)	(222,813)
Cumulative effect of change in accounting principle for asset retirement obligations	(9,031)	—	—

Net income (loss)	(399,926)	(41,893)	(222,813)
Dividends on preferred stock, net of losses on purchases of preferred stock	(49,356)	(20,806)	(20,805)

Net income (loss) after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$(449,282)	$(62,699)	$(243,618)

Net income (loss)	$(399,926)	$(41,893)	$(222,813)
Other comprehensive income (loss):
Available-for-sale securities, net of tax:
Unrealized gains (losses), net of taxes $-0-, $-0- and $18,094	—	19,247	(76,776)
Amounts reclassified into results of operations, net of taxes $-0-, $-0- and $18,094	—	—	57,529
Derivative instruments, net of tax:
Net change in fair value of cash flow hedging instruments net of taxes of $-0-, $-0- and $27,499	(5,705)	(6,843)	(40,042)
Amounts reclassified into results of operations, net of taxes of $-0-, $-0- and $1,057	1,643	969	1,963
Foreign currency translation adjustments	(9,922)	9,690	18,492

Comprehensive income (loss)	$(413,910)	$(18,830)	$(261,647)

Per common share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2.02)	$(0.33)	$(0.87)
Income (loss) from discontinued operations	—	0.03	—
Cumulative effect of change in accounting principle	(0.04)	—	—

Net income (loss)	$(2.06)	$(0.30)	$(0.87)

Weighted-average common shares outstanding – basic and diluted (in thousands)	217,759	207,245	279,937

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$(399,926)	$(41,893)	$(222,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	281,118	285,244	539,904
Losses on purchases and redemptions of long-term debt	283,797	5,843	—
Amortization of deferred financing costs and other non-cash interest	7,160	8,606	20,649
Stock-based compensation expense	24,760	16,718	28,254
Asset write-down charges	2,925	2,945	65,515
Minority interests	(3,525)	(1,666)	(151)
Equity in losses and write-downs of unconsolidated affiliates	4,674	9,531	1,000
Deferred income tax provision (benefit)	1,619	(2,303)	(98,914)
Impairment of available-for-sale securities	—	—	75,623
(Income) loss from discontinued operations	(848)	(5,657)	—
Cumulative effect of change in accounting principle for asset retirement obligations	9,031	—	—
Other adjustments	657	2,258	1,084
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(35,027)	3,524	3,170
Increase (decrease) in accounts payable	149	4,768	7,592
Increase (decrease) in deferred revenues, deferred ground lease payables and other liabilities	33,767	25,561	(1,913)
Decrease (increase) in receivables	11,221	(13,067)	3,966
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(16,640)	(24,653)	(72,611)

Net cash provided by (used for) operating activities	204,912	275,759	350,355

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	2,827	2,282	3,664
Payment for acquisitions of businesses (net of cash acquired)	(147,255)	(303,611)	(494,352)
Capital expenditures	(64,678)	(124,820)	(300,005)
Investments, loans and other	(55,034)	(6,350)	(755)

Net cash provided by (used for) investing activities	(264,140)	(432,499)	(791,448)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	2,550,000	650,000
Proceeds from issuance of capital stock	59,054	45,540	31,176
Principal payments on long-term debt	—	(1,000,585)	(4,875)
Purchases and redemptions of long-term debt	(1,848,222)	(12,108)	—
Purchases of capital stock ($-0-, $-0-and $600,450 from related parties)	(314,889)	(518,028)	(729,811)
Purchases and redemptions of preferred stock	(200,000)	—	—
Borrowings under revolving credit agreements	295,000	—	75,000
Payments under revolving credit agreements	(180,000)	(295,000)	—
Payments for financing costs	(32,405)	(36,918)	(9,108)
Initial funding of restricted cash	(48,873)	(4,321)	—
Net (increase) decrease in restricted cash	(46,880)	(20,429)	(33,089)
Interest rate swap receipts (payments)	(6,797)	(9,360)	—
Dividends on preferred stock	(21,624)	(19,877)	(19,879)
Capital distribution to minority interest holders of CCAL	—	—	(37,196)

Net cash provided by (used for) financing activities	(445,636)	678,914	(77,782)

Effect of exchange rate changes on cash	(408)	(523)	1,404

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	3,604	5,657	—
Net cash provided by (used for) investing activities	(73)	—	—
Net increase (decrease) in cash and cash equivalents	442	—	—

Net cash provided by (used for) discontinued operations (note 3)	3,973	5,657	—

Net increase (decrease) in cash and cash equivalents	(501,299)	527,308	(517,471)
Cash and cash equivalents at beginning of year	566,707	65,408	592,716

Cash and cash equivalents at end of year	$65,408	$592,716	$75,245

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (loss)
	Shares	($.01 Par)	Additional Paid- In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available- for-sale Securities	Accumulated Deficit	Total
Balance, January 1, 2005	224,064,124	2,241	3,463,949	57,012	(1,091)	—	(1,672,617)	1,849,494
Issuances of capital stock, net of forfeitures	5,441,626	54	58,500	—	—	—	—	58,554
Purchases and retirement of capital stock	(16,193,964)	(162)	(314,727)	—	—	—	—	(314,889)
Stock-based compensation expense	—	—	24,709	—	—	—	—	24,709
Foreign currency translation adjustments	—	—	—	(9,922)	—	—	—	(9,922)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(5,705)	—	—	(5,705)
Amounts reclassified into results of operations, net of tax	—	—	—	—	1,643	—	—	1,643
Dividends on preferred stock	876,738	9	14,363	—	—	—	(37,354)	(22,982)
Losses on purchases of preferred stock	—	—	9,402	—	—	—	(12,002)	(2,600)
Net income (loss)	—	—	—	—	—	—	(399,926)	(399,926)

Balance, December 31, 2005	214,188,524	2,142	3,256,196	47,090	(5,153)	—	(2,121,899)	1,178,376

Issuances of capital stock, net of forfeitures	3,760,597	38	45,628	—	—	—	—	45,666
Purchases and retirement of capital stock	(15,868,575)	(159)	(517,869)	—	—	—	—	(518,028)
Stock-based compensation expense	—	—	13,845	—	—	—	—	13,845
Foreign currency translation adjustments	—	—	—	9,690	—	—	—	9,690
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	19,247	—	19,247
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(6,843)	—	—	(6,843)
Amounts reclassified into results of operations, net of tax	—	—	—	—	969	—	—	969
SAB 51 gain on FiberTower Merger	—	—	76,381	—	—	—	—	76,381
Reclassification of CCAL stock-based compensation	—	—	(323)	—	—	—	—	(323)
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	(20,806)
Net income (loss)	—	—	—	—	—	—	(41,893)	(41,893)

Balance, December 31, 2006	202,080,546	$2,021	$2,873,858	$56,780	$(11,027)	$19,247	$(2,184,598)	$756,281

Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48 (note 8)	—	—	—	—	—	—	4,682	4,682
Issuance of common stock and assumption of options and warrants in connection with the Global Signal Merger	98,140,929	981	3,372,926	—	—	—	—	3,373,907
Other issuances of capital stock, net of forfeitures	3,328,264	34	31,591	—	—	—	—	31,625
Purchases and retirement of capital stock	(21,042,633)	(211)	(729,600)	—	—	—	—	(729,811)
Stock-based compensation expense	—	—	21,621	—	—	—	—	21,621
Capital distribution to minority interest holders of CCAL	—	—	(8,942)	—	—	—	—	(8,942)
Foreign currency translation adjustments	—	—	—	18,492	—	—	—	18,492
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	(76,776)	—	(76,776)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	57,529	—	57,529
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(40,042)	—	—	(40,042)
Amounts reclassified into results of operations, net of tax	—	—	—	—	1,963	—	—	1,963
Dividends on preferred stock	—	—	—	—	—	—	(20,805)	(20,805)
Net income (loss)	—	—	—	—	—	—	(222,813)	(222,813)

Balance, December 31, 2007	282,507,106	$2,825	$5,561,454	$75,272	$(49,106)	$—	$(2,423,534)	$3,166,911

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Crown Castle International Corp. (“CCIC”) and its majority and wholly-owned subsidiaries, collectively referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s financial statements to be consistent with the presentation in the current year. The Company has reclassified the Corporate Office and Other segment and the Emerging Businesses segment into the CCUSA segment (see note 18). The Company has reclassified corporate development expenses into general and administrative expenses on the consolidated statement of operations and comprehensive income (loss).

The Company owns, operates and leases towers and other communications structures (collectively, “towers”). The Company’s primary business is the renting of antenna space to wireless communications companies under long-term contracts. To a lesser extent, the Company also provides certain network services to its customers, including initial antenna installation and subsequent augmentation, network design and site selection, site acquisition, site development, site management and other services. The Company conducts its operations through tower portfolios in the United States (“U.S.”), Puerto Rico and Canada (collectively referred to as “CCUSA”) and Australia (referred to as “CCAL”).

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

On January 12, 2007, the Company completed the merger (“Global Signal Merger”) of Global Signal Inc. with and into a wholly-owned subsidiary of the Company (see note 2). The results of operations from the former subsidiaries of Global Signal Inc. were included in the consolidated statement of operations and comprehensive income (loss) beginning on January 12, 2007. Unless indicated otherwise or the context otherwise requires, “Global Signal” refers to the former Global Signal Inc. and its subsidiaries.

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents the cash held in reserve by the indenture trustees pursuant to the indenture governing the Senior Secured Tower Revenue Notes, Series 2005-1 (“2005 Tower Revenue Notes”) and the Senior Secured Tower Revenue Notes, Series 2006-1 (“2006 Tower Revenue Notes”), and the loan agreements governing the Commercial Mortgage Pass-through Certificates, Series 2004-2 (“2004 Mortgage Loan”) and the Commercial Mortgage Pass-through Certificates, Series 2006-1 (“2006 Mortgage Loan”). The restriction of all rental cash receipts is a critical feature of these debt instruments, due to the applicable indenture trustee’s ability to utilize the restricted cash for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to towers, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The increases and decreases in restricted cash have aspects of cash flows from financing as well as cash flows from operating activities and, as such, could be classified as either on the statement of cash flows. The Company has classified these increases and decreases in restricted cash as cash flows from financing activities based on consideration of the terms of the related indebtedness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Allowance for Doubtful Accounts Receivable

An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that the Company believes will be collected. In estimating the appropriate balance for this allowance, the Company considers (1) specific reserves for accounts it believes may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of its accounts. Additions to the allowance for doubtful accounts are charged to “costs of operations,” and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

Investments in Equity Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, investments in equity securities classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive income (loss) unless any losses are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and records impairment charges in the consolidated statement of operations and comprehensive income (loss) for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading. See note 6.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of towers is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

Asset Retirement Obligations

The Company records obligations associated with retirement of long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations. The fair value of the liability for asset retirement obligations is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. Asset retirement obligations are included in “other liabilities” on the Company’s consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in “depreciation, amortization and accretion expense” on the Company’s consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of the related long-lived asset.

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. Goodwill is not amortized, but rather is tested for impairment on an annual basis. This annual impairment test involves (1) a step to identify potential impairment at a reporting unit level based on fair values and (2) a step to measure the amount of the impairment, if any. The Company’s measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit.

Intangible Assets

Intangible assets are included in “other intangible assets, net” on the Company’s consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) in-place customer site rental contracts, (2) below-market leases for land under its towers, (3) term easement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

rights for land under its towers, and (4) trademarks. Deferred credits related to above-market leases for land under its towers recorded in conjunction with acquisitions are recorded at the estimated fair value and are included in “other liabilities” on the Company’s consolidated balance sheet. Intangible assets with finite useful lives are amortized utilizing the straight-line method over their estimated useful lives.

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

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized over the term of the related borrowing. Deferred financing costs are included in “deferred financing costs and other assets, net” on the Company’s consolidated balance sheet.

Investments in Unconsolidated Affiliates

The Company uses the cost method to account for investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity, does not exercise significant influence over the entity and is not the primary beneficiary. The Company uses the equity method to account for investments in those entities where the Company does not have control or is not the primary beneficiary but has the ability to exercise significant influence over the entity. The Company reviews investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may be greater than the fair market value. If an evaluation was required, the carrying value of the investment would be compared to the asset’s fair market value; and an impairment charge would be recorded to adjust the carrying value to the fair market value. See note 6.

Accrued Property Taxes

The accrual for estimated property tax obligations are based on assessments currently in effect and estimates of possible additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal.

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

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement, with such terms generally ranging from five to ten years. In accordance with applicable accounting standards, including Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, these revenues are recognized on a monthly basis regardless of whether the payments from the customer are received in equal monthly amounts. The Company’s leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index (“CPI”)). If the payment terms call for fixed escalations, the effect of such increases is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant leases’ escalation provisions, even if such escalation provisions also include a variable element. The Company’s asset related to straight-line site rental revenues is included in “deferred site rental receivables” on the Company’s consolidated balance sheet.

Network services revenues are generally recognized under a method which approximates the completed contract method. This method is used because these services are typically completed in relatively short periods of time and financial position and results of operations do not vary significantly from those which would result from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been completed. Costs and revenues associated with contracts not complete at the end of a period are deferred and recognized when the installation becomes operational. The Company typically bills for installation services on a fixed price basis. Any losses on contracts are recognized at such time as they become known.

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

Sales taxes and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Costs of Operations

Costs of operations consist primarily of ground leases, repairs and maintenance, utilities, property taxes, employee compensation and related benefit costs, insurance and monitoring costs. Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, or in equal monthly amounts. The Company’s ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. The Company’s liability related to straight-line ground lease expense is included in “deferred ground lease payables” on the Company’s consolidated balance sheet.

Non-Cash Site Rental Margin

The following is a summary of the impact on site rental gross margins from the non-cash portions of site rental revenues, ground lease expense and stock-based compensation expense for those employees directly related to CCUSA tower operations and the amortization of below-market and above-market leases.

	Years Ended December 31,
	2005	2006	2007
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues amounts attributable to straight-line recognition of revenue in accordance with SFAS 13	$16,056	$20,496	$42,921
Non-cash portion of ground lease expense amounts attributable to straight-line recognition of expense in accordance with SFAS 13	(17,013)	(15,812)	(41,040)
Stock-based compensation expense	(715)	(174)	(396)
Net amortization of below-market and above-market leases	—	—	638

Total	$(1,672)	$4,510	$2,123

Acquisition Costs

Direct out-of-pocket or incremental costs that are directly related to a business combination are included in the cost of the acquired enterprise. Costs included in the cost of the acquired enterprise include finder’s fees or other fees paid to outside consultants for accounting, legal, engineering reviews or appraisals. See below for a discussion of the Company’s adoption of Statement of Financial Accounting Standards No. 141(R) (“SFAS 141(R)”) on January 1, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) (revised 2004) using the modified prospective method. SFAS 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the application of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Prior to adopting SFAS 123(R), the Company had applied the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, using the prospective method of transition under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. The adoption of SFAS 123(R) increased the Company’s stock-based compensation expense by $0.4 million for the year ending December 31, 2006.

Restricted Stock Awards. The Company records stock-based compensation expense only for those nonvested stock awards (“restricted stock awards”) for which the requisite service is expected to be rendered. The Company uses historical data and management’s judgment about the future employee turnover rates to estimate the number of shares for which the requisite service period will not be rendered. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company’s stock at the date of grant. Upon adoption of SFAS 123(R), the Company began using a Monte Carlo simulation as the method of valuation for the Company’s restricted stock awards with market conditions. The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. Although the fair value of restricted stock awards with market conditions is determined in accordance with SFAS 123(R) and SAB 107, a Monte Carlo simulation requires the input of highly subjective assumptions; and other reasonable assumptions could provide differing results. The key assumptions are summarized as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs

Interest expense and amortization of deferred financing costs as presented on the consolidated statement of operations and comprehensive income (loss) consists of (1) interest expense on various debt obligations, (2) the amortization of deferred financing costs over the term of the related borrowing, (3) the amortization of interest rate swaps from accumulated other comprehensive income (loss) in the period the hedged item effects earnings, (4) amortization of debt purchase price adjustments, and (5) non-cash imputed interest on the financing provided by a customer in exchange for an initial rent-free period and is reduced by interest capitalized to construction in-process related to the build-out of the former Modeo network (see note 17). The significant components of interest expense and amortization of deferred financing costs are as follows:

	Years Ended December 31,
	2005	2006	2007
Interest expense on debt obligations	$122,697	$150,351	$326,346
Amortization of deferred financing costs	6,174	8,600	15,463
Amortization of interest rate swaps	986	1,301	3,020
Amortization of purchase price adjustment on long-term debt	—	—	3,572
Imputed interest on customer provided financing	3,949	3,371	3,264
Less: capitalized interest	—	(1,295)	(1,406)

	$133,806	$162,328	$350,259

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest or penalties related to income taxes as components of the benefit (provision) for income taxes in its consolidated financial statements. The amount of interest and penalties accrued as of December 31, 2007 is immaterial.

The company recognizes a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. See notes 1 (discussed further herein below) and 8 for a discussion of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

Per Share Information

Per share information is based on the weighted-average number of shares of common stock outstanding during each period for the basic computation and, if dilutive, the weighted-average number of potential shares of common stock resulting from the assumed exercise of outstanding stock options and warrants, conversion of convertible preferred stock and convertible senior notes and from the vesting of restricted stock awards for the diluted computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2005	2006	2007
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(391,743)	$(47,550)	$(222,813)
Dividends on preferred stock	(37,354)	(20,806)	(20,805)
Losses on purchases of preferred stock	(12,002)	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle applicable to common stock for basic and diluted computations	(441,099)	(68,356)	(243,618)
Income (loss) from discontinued operations	848	5,657	—
Cumulative effect of change in accounting principle	(9,031)	—	—

Net income (loss) applicable to common stock for basic and diluted computations	$(449,282)	$(62,699)	$(243,618)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	217,759	207,245	279,937

Per common share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(2.02)	$(0.33)	$(0.87)
Income (loss) from discontinued operations	—	0.03	—
Cumulative effect of change in accounting principle	(0.04)	—	—

Net income (loss)	$(2.06)	$(0.30)	$(0.87)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for each of the three years in the period ended December 31, 2007.

	December 31,
	2005	2006	2007
	(In thousands of shares)
Options to purchase shares of common stock (1)	8,598	6,039	4,603
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	640	590	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share (note 10)	8,625	8,625	8,625
Shares of restricted stock awards (note 12)	94	1,227	2,255
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share (note 7)	5,906	5,895	5,891

Total potential common shares	23,863	22,376	21,374

(1)	See note 12 for a tabular presentation of the outstanding stock options as of December 31, 2007 by exercise price.

Foreign Currency Translation

The Company’s international operations use the local currency as their functional currency. The Company translates the results of these international operations using the applicable average exchange rate for the period, and translates the assets and liabilities using the applicable exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as “foreign currency translation adjustments” in accumulated other comprehensive income (loss). See note 18.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Derivative Instruments

The Company utilizes interest rate swaps, to manage and reduce its interest rate risk. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company can designate derivative financial instruments as hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges.

Derivatives are recognized on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders’ equity, captioned “accumulated other comprehensive income (loss)”, and recognized as increases or decreases to “interest expense and amortization of deferred financing costs” when the hedged item affects earnings. Any hedge ineffectiveness is included in “interest and other income (expense)” on the consolidated statement of operations and comprehensive income (loss). Derivatives that do not meet the requirements for hedge accounting are marked to market through “interest and other income (expense)” on the consolidated statement of operations and comprehensive income (loss).

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents and restricted cash approximates fair value for these instruments. The estimated fair value of available-for-sale securities is based on quoted market prices. The estimated fair value of the Company’s public debt securities is based on quoted market prices, and the estimated fair value of the other long-term debt is determined based on the current rates offered for similar borrowings. The estimated fair value of the interest rate swaps are based on the amount that the Company would receive or pay to terminate the agreement at the balance sheet date. The estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:

	December 31, 2006		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$592,716	$592,716	$75,245	$75,245
Restricted cash	120,503	120,503	170,556	170,556
Available-for-sale securities	154,955	154,955	60,085	60,085
Short-term and long-term debt	(3,513,890)	(3,585,806)	(6,069,195)	(6,127,887)
Interest rate swaps, net	2,200	2,200	(65,341)	(65,341)

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is “more likely than not” that the position will be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in a decrease in accumulated deficit and a decrease in contingent tax liabilities through a cumulative effect adjustment of $4.7 million. See note 8.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The FASB amended SFAS 157 to exclude leases accounted for pursuant to SFAS 13 from its scope. SFAS 157 is effective for the Company on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

January 1, 2008, with the exception of a one-year deferral of implementation for certain non-financial assets and liabilities. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that, if applicable, would be adjusted through the opening balance of accumulated deficit in the period of adoption. The Company believes the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires the use of both the “iron curtain” and “rollover” approach in quantifying the materiality of misstatements. SAB 108 provided transitional guidance for the correction of errors in prior periods. The Company adopted SAB 108 as of September 30, 2006. Upon initial application of SAB 108, the Company evaluated the uncorrected financial statement misstatements that were previously considered immaterial under the “rollover” method using the dual methodology required by SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financing instruments The provisions of SFAS 159 are effective for the Company as of January 1, 2008. If the fair value option is elected, the Company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The fair value option may be applied for a single eligible item without electing it for other identical items, with certain exceptions, and must be applied to the entire eligible item and not to a portion of the eligible. The Company did not elect the fair value option on January 1, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for the Company as of January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (revised 2007). SFAS 141(R) replaces Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will be generally expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect provision for income taxes. The provisions of SFAS 141(R) will be applied prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 141(R) on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

2. Acquisition

The following is a summary of the Company’s acquisitions during the years ended December 31, 2005, 2006 and 2007. The Company entered into these acquisitions and paid purchase prices that resulted in the recognition of goodwill primarily because of the anticipated growth opportunities in the tower portfolios.

Purchase of Trintel Assets

On July 11, 2005, the Company signed a definitive agreement to purchase 467 towers from affiliates of Trintel Communications, Inc. (“Trintel”) for approximately $145.0 million. On August 1, 2005, the Company completed the purchase of the Trintel towers. The allocation of the purchase price included $136.8 million to property and equipment and $8.2 million to goodwill. The results of operations from the towers acquired from Trintel have been included in the consolidated statement of operations and comprehensive income (loss) from August 1, 2005. The Company funded the acquisition entirely through borrowings under the previously existing 2005 Credit Facility (as defined in note 7).

Mountain Union Acquisition

On July 1, 2006, the Company acquired approximately 98% of the outstanding equity interests of Mountain Union Telecom, LLC (“Mountain Union”) for $305.3 million. Mountain Union’s assets at closing included 474 completed towers, as well as 77 towers in various stages of development. The results of operations from the towers acquired from Mountain Union have been included in the consolidated statement of operations and comprehensive income (loss) from July 1, 2006. The Company utilized borrowings under the previously existing 2006 Credit Facility (as defined in note 7) to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. On January 2, 2007, the Company purchased the remaining minority interest in Mountain Union for $4.4 million.

The following is the allocation of the purchase price to acquire 100% of Mountain Union.

Cash and cash equivalents	$1,647
Other current assets	1,872
Property and equipment	89,784
Goodwill	50,519
Other intangible assets	170,200
Other assets	283
Deferred rental revenues and other accrued liabilities	(3,603)
Other liabilities	(1,021)

$309,681

Global Signal Acquisition

On October 5, 2006, the Company entered into a merger agreement which contemplated Global Signal merging into a wholly-owned subsidiary of the Company. On January 12, 2007, the Global Signal Merger was completed for a purchase price of approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations following the Global Signal Merger. The Company entered into the Global Signal Merger and paid a purchase price that resulted in the recognition of goodwill primarily because of anticipated growth opportunities in the tower portfolio, including through leveraging the Company’s management team and customer service across an enhanced national footprint. The results of operations from Global Signal have been included in the consolidated statements of operations from January 12, 2007.

In connection with the Global Signal Merger, each outstanding share of common stock of Global Signal was converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash. In addition, in connection with the Global Signal Merger, the obligation pursuant to each warrant (“GSI Warrants”) entitling the holder thereof to purchase shares of Global Signal common stock was assumed by the Company with appropriate adjustments made to the number of shares and exercise price per share. Accordingly, each such warrant entitled the holder thereof to purchase 3.22 shares of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

As a result of the Global Signal Merger, the Company issued approximately 98.1 million shares of common stock to the stockholders of Global Signal and paid the maximum $550.0 million in cash (“GS $550M Consideration”) and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to warrants described above (see note 11). The Company primarily financed the GS $550M Consideration with cash obtained from the issuance of the 2006 Tower Revenue Notes in November 2006. At the closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion, which has a structure similar to the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (see note 7).

The purchase price of approximately $4.0 billion includes the fair value of common stock issued, the GS $550M Consideration, the fair value of the GSI Warrants and restricted stock awards assumed and estimated transaction costs. The components of the purchase price are as follows:

Issuance of common stock to stockholders of Global Signal (98.1 million shares at $34.20)	$3,353,275
GS $550M Consideration	550,013
Fair value of warrants assumed	18,392
Fair value of restricted stock awards assumed	2,240
Transaction costs	31,500

Total purchase price	$3,955,420

The fair value of the common stock and restricted stock awards issued was determined using a value of $34.20 per share which represents the average closing price of the Company’s common stock for the five-day period comprised of the two days prior to, the day of and the two days subsequent to the date of the merger agreement (October 4, 2006). The fair value of the warrants was determined using a Black-Scholes-Merton valuation model.

Through the Global Signal Merger, the Company acquired 10,749 towers including 6,553 towers (“Sprint Towers”) leased (including managed) through May 2037, which are accounted for as capital leases, under master leases and subleases (“Sprint Master Leases”) with Sprint Corporation (a predecessor of Sprint Nextel) and certain Sprint Corporation subsidiaries entered into in May 2005. Global Signal prepaid the rent owed under the Sprint Master Leases in May 2005. During the period commencing one year prior to the expiration of the Sprint Master Leases and ending 120 days prior to expiration, the Company, after the Global Signal Merger, has the option to purchase all (but not less than all) of the Sprint Towers then leased for approximately $2.3 billion. Following the Global Signal Merger, the Company is entitled to all revenues from the Sprint Towers during the term of the Sprint Master Leases, including amounts payable under existing leases with third parties. In addition, under the Sprint Master Leases, certain Sprint Corporation subsidiaries have agreed to sublease space on substantially all of the Sprint Towers for an initial period through May 2015. The Sprint Master Leases remain effective as assets and commitments following the closing of the Global Signal Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The allocation of the total purchase price for the Global Signal Merger is shown below. The Company anticipates there will be no further purchase accounting adjustments related to the Global Signal Merger except when required by accounting rules.

Assets:
Cash and cash equivalents	$96,686
Restricted cash	16,964
Other current assets	38,872
Property and equipment	1,964,026
Goodwill(a)	1,843,653
Other intangible assets	2,569,934
Other assets	2,814

Total assets	6,532,949

Liabilities:
Deferred rental revenues and other accrued liabilities	98,825
Deferred tax liability	556,634
Long-term debt	1,831,644
Other liabilities	90,426

Total liabilities	2,577,529

Net assets acquired	$3,955,420

(a)	On a consolidated basis, goodwill was reduced by approximately $264.1 million related to the reversal of the Company’s federal valuation allowance as a result of recording deferred tax liabilities in purchase accounting for the Global Signal Merger. See note 8.

Unaudited Pro Forma Operating Results

The following table presents the unaudited pro forma condensed consolidated results of operations of the Company as if the Global Signal Merger were completed as of January 1 for the periods presented below. The unaudited pro forma amounts are presented for illustrative purposes only, are not necessarily indicative of future consolidated results of operations and reflect cost savings from the Global Signal Merger in the period in which such cost savings are achieved.

	Years Ended December 31,
	2006	2007	% Change
Site rental revenues	$1,206,544	$1,302,174	8%
Net revenues	1,298,041	1,401,192	8%
Site rental cost of operations (c)	429,035	450,473	5%
Costs of operations (c)	489,542	516,215	5%
Operating income (loss)	82,868	96,536	17%
Income (loss) from continuing operations (a)(b)	(150,684)	(226,489)	50%
Basic and diluted income (loss) from continuing operations per common share (a)(b)	(0.56)	(0.87)	55%

(a)	The year ended December 31, 2007 is inclusive of non-recurring integration charges related to the Global Signal Merger of $16.5 million, net of tax, or $0.06 per share, net of tax, and asset write-down charges and restructuring charges of $39.4 million, net of tax, or $0.14 per share, net of tax, related to Modeo. See note 19.
(b)	The year ended December 31, 2007 is inclusive of an impairment charge of $57.5 million, net of tax, or $0.21 per share, net of tax, related to the Company’s investment in FiberTower. See note 6.
(c)	Exclusive of depreciation, amortization and accretion.

The unaudited pro forma condensed consolidated results of operations for the year ended December 31, 2006 include pro forma adjustments to (1) increase amortization of acquired intangible assets ($89.6 million), increase depreciation of fixed assets ($2.0 million) and decrease of accretion ($1.8 million) based on the purchase price allocation, (2) increase site rental revenues ($13.9 million) and decrease costs of operations ($4.6 million) for the straight-line revenues and straight-line ground lease expense adjustments, respectively, (3) increase interest expense ($4.8 million) for the fair value of debt adjustment, (4) increase general and administrative expenses ($0.8 million) for the fair value of restricted stock assumed adjustment, and (5) increase income tax benefits ($55.5 million) for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

preceding pro forma adjustments to reflect the change in the tax status of the former Global Signal, utilizing the Company’s federal statutory income tax rate of 35%. The unaudited pro forma condensed consolidated results of operations for the year ended December 31, 2007 include similar pro forma adjustments including a $6.0 million increase in depreciation, amortization and accretion and a $2.1 million increase in tax benefits.

The pro forma consolidated basic and diluted income (loss) per common share from continuing operations amounts are based on the consolidated basic and diluted shares of the Company and former Global Signal. The historical basic and diluted weighted-average shares of the former Global Signal were converted for the actual number of shares issued upon the closing of the Global Signal Merger. The per share calculations do not include potential common shares as their effect is anti-dilutive.

3. Dispositions

On May 9, 2005, the Company completed the sale of OpenCell, a business which manufactures distributed antenna systems and is a supplier to the Company. For all periods presented, the assets, liabilities, results of operations and cash flows of the business of OpenCell are classified as amounts from discontinued operations. The Company received proceeds of $7.1 million from the sale and recognized a gain of $2.8 million for the year ended December 31, 2005.

4. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2006	2007
Land	—	$145,639	$414,871
Buildings	40 years	17,656	32,681
Telecommunication towers	1-20 years	4,771,067	6,702,103
Transportation and other equipment	3-5 years	19,850	25,249
Office furniture and equipment	2-10 years	93,637	106,704
Construction in process	—	83,372	74,652

		5,131,221	7,356,260
Less: accumulated depreciation		(1,884,775)	(2,305,205)

		$3,246,446	$5,051,055

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $272.2 million, $271.0 million and $400.3 million, respectively. As a result of the Global Signal Merger, the Company recorded an increase to property and equipment of $2.0 billion, $1.8 billion of which was related to telecommunication towers. See note 2.

5. Goodwill, Intangible Assets and Deferred Credits

The following is a summary of goodwill at CCUSA.

Balance as of December 31, 2005	$340,412
Addition from the acquisition of Mountain Union	51,036

Balance as of December 31, 2006	391,448
Addition from the Global Signal Merger	1,843,653
Reduction in connection with reversal of federal valuation allowance (note 8)	(264,083)
Other adjustments	(517)

Balance at December 31, 2007	$1,970,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Goodwill of $1.8 billion and $38.6 million, respectively, recorded in the Global Signal Merger and acquisition of Mountain Union is not expected to be deductible for tax purposes.

As of December 31, 2007, $2.7 billion and $4.1 million of the intangible assets, subject to amortization, are recorded at CCUSA and CCAL, respectively. The accumulated amortization on these intangible assets as of December 31, 2006 and 2007 is $38.6 million and $180.3 million, respectively, of which $38.6 million and $173.4 million, respectively, relate to site rental contracts. The carrying value of intangible assets not subject to amortization is $10.1 million and $15.0 million, as of December 31, 2006 and 2007, respectively. The intangible assets not subject to amortization relate to the U.S. nationwide 1650-1675 spectrum license (“Spectrum”).

The components of the additions to intangible assets during the years ended December 31, 2006 and 2007 predominately related to the allocation of the purchase price in acquisitions of businesses are as follows:

	Years Ended December 31,
	2006		2007
	Amount	Weighted- Average Amortization Period	Amount	Weighted- Average Amortization Period
	(In thousands of dollars)	(In years)	(In thousands of dollars)	(In years)
Site rental contracts	$166,801	20.0	$2,463,113	20.0
Below-market leases	—	—	81,402	16.9
Other	—	—	33,977	27.3

	$166,801		$2,578,492

During the years ended December 31, 2005, 2006 and 2007, the Company recorded amortization expense relating to intangible assets as an increase to “depreciation, amortization and accretion” of $8.6 million, $12.4 million and $137.1 million, respectively, and an increase to “site rental costs of operations” of $-0-, $-0- and $4.4 million, respectively. The estimated annual amortization expense related to intangible assets (inclusive of those recorded to “site rental costs of operations”) for the years ended December 31, 2008 to 2012 are as follows:

	Years Ending December 31,
	2008	2009	2010	2011	2012
Estimated annual amortization	$147,334	$147,307	$147,234	$147,168	$143,742

See note 1 for a further discussion of deferred credits related to above-market leases for land under the Company’s towers recorded in connection with acquisitions. During the year ended December 31, 2007, the Company recorded $80.6 million at CCUSA related to above-market leases as a result of the allocation of the purchase price for the Global Signal Merger (see note 2). The above-market leases recorded during the year ended December 31, 2007 have a weighted-average amortization period of 15.3 years. For the year ended December 31, 2007, the Company recorded $5.0 million as a decrease to “site rental costs of operations.” As of December 31, 2006 and 2007, the net book value of the above-market leases was $-0- and $73.2 million, respectively, and the accumulated amortization was $-0- and $4.9 million, respectively.

6. Investments in Unconsolidated Affiliates and Available-for-Sale Securities

On August 29, 2006, FiberTower Corporation (“FiberTower”) and First Avenue Networks, Inc. completed an all-stock merger transaction (“FiberTower Merger”) contemplated by a merger agreement dated May 14, 2006. Prior to the FiberTower Merger, the Company had invested cash of $84.1 million and owned an approximately 36% minority interest in FiberTower, which was accounted for under the equity method. Following the FiberTower Merger, the Company owns 26.4 million shares of common stock of FiberTower (NASDAQ: FTWR) or approximately 18% of the outstanding equity interests as of December 31, 2007. As a result of the FiberTower Merger, the Company wrote up the carrying value of its investment by $144.6 million to $204.0 million and recorded (1) an increase in additional paid-in capital of $76.4 million in accordance with SAB 51 and (2) an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

adjustment of $68.3 million to accumulated other comprehensive income in accordance with SFAS 115. After the FiberTower Merger, the investment in FiberTower is classified as an available-for-sale equity security in accordance with SFAS 115.

For the year ended December 31, 2005 and 2006, losses from the investment in FiberTower under the equity method were $4.6 million and $9.7 million, respectively, and are included in “interest and other income (expense)” on the Company’s consolidated statement of operations and comprehensive income (loss). These losses resulted from the accounting for the minority interest position in FiberTower under the equity method that was applied by the Company prior to the FiberTower Merger.

As of December 31, 2006 and 2007, the fair value of the investment in FiberTower was $155.0 million and $60.1 million, respectively (at a per FiberTower share price of $5.88 and $2.28), and the unrealized investment gain (loss) included in accumulated other comprehensive income totaled $19.2 million and $-0-, respectively. For the year ended December 31, 2007, the Company recorded an impairment charge included in “impairment of available-for-sale securities” of $75.6 million ($57.5 million, net of tax) related to an other-than-temporary decline in the value of FiberTower.

7. Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31, 2006	Outstanding Balance as of December 31, 2007 (c)	Stated Interest Rate as of December 31, 2007 (d)
Bank debt – variable rate:
2007 Revolver	Jan. 2007		Jan. 2008	(e)	$—	$75,000	6.5	% (f)
2007 Term Loans	Jan./March 2007		March 2014		—	645,125	6.7	% (f)

Total bank debt					—	720,125

Securitized debt – fixed rate:
2006 Mortgage Loan	Feb. 2006	(a)	Feb. 2011		—	1,547,608	5.7%
2004 Mortgage Loan	Dec. 2004	(a)	Dec. 2009		—	287,609	4.7%
2006 Tower Revenue Notes	Nov. 2006		Nov. 2036	(b)	1,550,000	1,550,000	5.7	%(b)
2005 Tower Revenue Notes	June 2005		June 2035	(b)	1,900,000	1,900,000	4.9	%(b)

Total securitized debt					3,450,000	5,285,217

Convertible and other – fixed rate:
4% Convertible Senior Notes	July 2003		July 2010		63,839	63,802	4.0%
7.5% Senior Notes	Dec. 2003		Dec. 2013		51	51	7.5%

Total convertible and other					63,890	63,853

Total Indebtedness					3,513,890	6,069,195

Less: current maturities and short-term debt					—	81,500

Non-current portion of long-term debt					$3,513,890	$5,987,695

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the completion of the Global Signal Merger.
(b)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes are not paid in full on or prior to June 2010 and November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by at least an additional 5% per annum) will accrue on the Tower Revenue Notes.
(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan are net of unamortized purchase price adjustments of an aggregate $8.6 million as of December 31, 2007.
(d)	Represents the weighted-average stated interest rate. The effective interest rate for the 2004 Mortgage Loan and 2006 Mortgage Loan is 5.8% and 5.7%, respectively, after giving effect to the fair value purchase price adjustments.
(e)	During January 2008, the maturity of the 2007 Revolver was extended from January 6, 2008 to January 6, 2009. See note 22.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

(f)	The 2007 Revolver currently bears interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See “Interest Rate Swaps” below.

The Company’s debt obligations contain certain financial covenants with which CCIC or its subsidiaries must maintain compliance. Failure to comply with such covenants may result in imposition of restrictions. As of and for the year ended December 31, 2007, CCIC and its subsidiaries had no financial covenant violations. Various of the Company’s debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

Bank Debt

In January, 2007, Crown Castle Operating Company (“CCOC”) entered into a credit agreement (as amended, supplemented or otherwise modified, “2007 Credit Agreement”) with a syndicate of lenders pursuant to which such lenders agreed to provide CCOC with a $250.0 million senior secured revolving credit facility (“2007 Revolver”) originally maturing January 8, 2008 (see note 22). In January, 2007, CCOC entered into a term loan joinder (as amended, “2007 Joinder A”) pursuant to which the lenders agreed to provide CCOC with a $600.0 million senior secured term loan (“2007 Term Loan A”) under the 2007 Credit Agreement.

In March 2007, CCOC entered into an amendment to the 2007 Credit Agreement pursuant to which the lenders agreed to amend certain terms of the 2007 Credit Agreement, which included (1) a reduction in the interest rate margins applicable to borrowings under the 2007 Revolver and (2) upon termination of the 2007 Revolver, elimination of the covenants that require compliance with certain financial ratios. In March 2007, CCOC entered into an amendment to the 2007 Joinder A pursuant to which the lenders agreed to amend certain terms applicable to the 2007 Term Loan A including (1) a reduction in the interest rate margins applicable to the Term Loan A and (2) an extension of the maturity date of the 2007 Term Loan A from January 25, 2014, to March 6, 2014. On March 6, 2007, CCOC also entered into a second term loan joinder (“2007 Joinder B”) pursuant to which the lenders agreed to provide CCOC with a $50.0 million senior secured term loan (“2007 Term Loan B” and, together with the 2007 Term Loan A, “2007 Term Loans”) under the 2007 Credit Agreement.

The 2007 Credit Agreement now provides for aggregate commitments of $900.0 million consisting of (1) the $250.0 million 2007 Revolver and (2) the $650.0 million 2007 Term Loans. The 2007 Term Loans will mature in consecutive quarterly installments of an aggregate $1.6 million and the entire remaining outstanding amount will mature on March 6, 2014.

The 2007 Revolver and 2007 Term Loans are secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC’s deposit accounts ($24.2 million as of December 31, 2007) and securities accounts. The 2007 Revolver and 2007 Term Loans are guaranteed by CCIC and certain of its subsidiaries.

The proceeds of the 2007 Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of the Company’s securities. The proceeds from the term loans were used to purchase shares of the Company’s common stock (see note 11). Availability under the 2007 Revolver at any time is determined by certain financial ratios. The Company pays a commitment fee on the undrawn available amount that ranges from 0.13% to 0.38%. As of December 31, 2007, the Company has $175.0 million of unused availability under the 2007 Revolver. See note 22.

Securitized Debt

The 2004 Mortgage Loan, 2006 Mortgage Loan, Tower Revenue Notes (collectively, “Securitized Debt”) are obligations of special purposes entities and their direct and indirect subsidiaries (each an “issuer”) all of which are wholly-owned indirect subsidiaries of the Company. The 2004 Mortgage Loan, 2006 Mortgage Loan and Tower Revenue Notes are governed by separate indentures and each consists of separate classes with each class subordinated in right of payment to any other class issued under the respective indenture which has an earlier alphabetical designation. The Tower Revenue Notes are governed by one indenture and each class ranks pari passu with each class that bears the same alphabetical designation. Interest is paid monthly on the Securitized Debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers’ personal property and (2) a pledge of the equity interests in each applicable issuer. The Mortgage Loans are also secured by mortgage liens on the interest (fee, leasehold or easement) in the issuers’ towers. The Tower Revenue Notes are also secured by a security interest in the applicable issuers’ contracts with customers to lease space on their towers (space licenses). The governing instruments of two indirect subsidiaries (“Crown Atlantic and Crown GT”) of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2007, the Securitized Debt was collateralized with property and equipment with a net book value of an aggregate approximately $1.8 billion, exclusive of Crown Atlantic and Crown GT property and equipment.

The excess cash flows from the issuers of the Securitized Debt, after the payment of principal, interest, reserves and expenses, are distributed to the Company in accordance with the terms of the indentures. If the Debt Service Coverage Ratio (“DSCR”) (as defined in the applicable governing loan agreement) as of the end of any calendar quarter falls to a certain level, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the DSCR exceeds a certian level for two consecutive calendar quarters. If the DSCR falls below a certian level as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the issuers will be applied to prepay the debt with applicable prepayment consideration.

The Company may not prepay the Securitized Debt in whole or in part at any time prior to the second anniversary of the closing date, except in limited circumstances (such as the occurrence of certain casualty and condemnation events relating to the towers securing the Securitized Debt). Thereafter, prepayment is permitted provided it is accompanied by any applicable prepayment consideration.

The Securitized Debt has covenants and restrictions customary for rated securitizations including prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.

Derivative Instruments Between Indenture Trustee and Noteholders. Swap contracts are in place on the Class A – FL of both the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes, having Initial Principal Balances of $250.0 million and $170.0 million, respectively. The swap contracts are between the indenture trustee and Morgan Stanley Capital Services, Inc. and were entered into to provide investors a floating rate note alternative, via exchanging a fixed rate paid by the Company into a floating rate coupon for investors. The Company is not party to the swap contracts and has no obligations under the swap contracts; rather, the Company’s obligation for interest relating to the Class A – FL of the Tower Revenue Notes is the same as the Class A – FX of the Tower Revenue Notes.

Convertible Debt and Other

4% Convertible Senior Notes. In 2003, the Company issued $230.0 million aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223.1 million (after underwriting discounts of $6.9 million). Semi-annual interest payments for the 4% Convertible Senior Notes are due on each January 15 and July 15. During the years ended December 31, 2004 and 2005, the Company purchased a significant portion of the outstanding 4% Convertible Senior Notes. During the years ended December 31, 2006 and 2007, holders converted $0.1 million and less than $0.1 million, respectively of the 4% Convertible Senior Notes into 11,541 shares and 3,416 shares, respectively, of common stock.

The 4% Convertible Senior Notes are redeemable at the option of the Company, in whole or in part, on or after July 18, 2008 at a price of 101.14% of the principal amount plus accrued interest. The redemption price is reduced to 100.57% on July 15, 2009. The 4% Convertible Senior Notes are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2007, conversion of all the outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5.9 million shares of the Company’s common stock (see note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

7.5% Senior Notes. In 2003, the Company issued $300.0 million aggregate principal amount of its 7.5% Senior Notes for net proceeds of $293.3 million. The maturity date of the 7.5% Senior Notes is December 1, 2013. The 7.5% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after December 1, 2008 at a price of 103.75% of the principal amount plus accrued interest. The redemption price is reduced annually until December 1, 2011, after which time the 7.5% Senior Notes are redeemable at par. In June 2005, the Company purchased a significant portion of the outstanding 7.5% Senior Notes.

Previously Outstanding Indebtedness

2006 Credit Facility. On June 1, 2006, certain subsidiaries of the Company, including CCOC, entered into the now terminated 2006 Credit Facility with a syndicate of lenders, pursuant to which such lenders agreed to provide the borrowers with a $1.25 billion credit facility, consisting of a $1.0 billion 2006 Term Loan and a $250.0 million senior secured revolving credit facility. A portion of the proceeds of the 2006 Term Loan was used to repay CCOC’s previously existing revolving 2005 Credit Facility, under which $295.0 million was outstanding at the time of repayment and to fund the acquisition of Mountain Union with approximately $305.0 million. The remaining proceeds of the 2006 Credit Facility were utilized to purchase the Company’s common stock in public market transactions. In November 2006, the Company terminated the 2006 Credit Facility and repaid the remaining $997.5 million outstanding balance of the 2006 Term Loan with proceeds from the 2006 Tower Revenue Notes.

2005 Credit Facility. In August 2005, CCOC entered into the now terminated credit agreement with a syndicate of lenders, pursuant to which such lenders agreed to provide a $275.0 million revolving credit facility (“2005 Credit Facility”). A portion of the proceeds was used to fund the acquisition of towers from Trintel and to partially fund the redemption of the Company’s 8 1/4% Convertible Preferred Stock (see note 10). In June 2006, the Company terminated the 2005 Credit Facility and repaid the $295.0 million outstanding balance with proceeds from the 2006 Credit Facility.

Crown Atlantic Credit Facility. Crown Atlantic previously had a credit facility (“Crown Atlantic Credit Facility”), a credit agreement with a syndicate of banks which consisted of a $301.0 million secured revolving line of credit. During 2005, Crown Atlantic repaid $72.0 million in outstanding borrowings under the Crown Atlantic Credit Facility. In June 2005, the Company terminated the Crown Atlantic Credit Facility and repaid the remaining $108.0 million in outstanding borrowings with proceeds from the 2005 Tower Revenue Notes.

10 3/4% Senior Notes due 2011 (“10 3/4% Senior Notes”). In 2000, the Company issued $500.0 million aggregate principal amount of its 10 3/4% Senior Notes. In June 2005, the Company purchased a significant portion of the outstanding 10 3 /4% Senior Notes and redeemed the remaining outstanding balance in August 2006.

9 3/8% Senior Notes due 2011 (“9 3/8% Senior Notes”). In 2001, the Company issued $450.0 million aggregate principal amount of its 9 3/8% Senior Notes for proceeds of $441.0 million (after underwriting discounts of $9.0 million). In June 2005, the Company purchased a significant portion of the outstanding 9 3/8% Senior Notes and redeemed the remaining outstanding balance in August 2006.

Maturities

The following is the scheduled maturities, reflecting the anticipated repayment dates for the Tower Revenue Notes, of total debt outstanding at December 31, 2007.

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Scheduled maturities	$81,500	$300,325	$1,970,302	$3,106,500	$6,500	$612,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Purchases and Redemptions of the Company’s Debt Securities

The losses on purchases and redemptions of debt for the year ended December 31, 2005 consisted of the following:

	Principal Amount and Carrying Value	Cash Paid	Losses on Purchases
		2005(a)	2005(b)
4% Convertible Senior Notes(d)	$118,052	$217,127	$102,070
10 3/8% Senior Discount Notes(c)	11,341	11,733	504
9% Senior Notes(c)	26,133	26,917	1,214
11 1/4% Senior Discount Notes(c)	10,700	11,302	676
9 1/2% Senior Notes(c)	4,753	4,979	283
10 3/4% Senior Notes(e)	418,304	445,166	35,037
9 3/8% Senior Notes(e)	405,523	448,018	47,872
7.5% Senior Notes(e)	299,944	341,464	47,598
7.5% Series B Senior Notes(e)	299,962	341,517	48,543

	$1,594,712	$1,848,223	$283,797

(a)	Exclusive of cash paid for accrued interest.
(b)	Including losses from the write-off of unamortized deferred financing costs of an aggregate $30.3 million.
(c)	Redeemed in July 2005.
(d)	Purchased in public market transactions in January and April 2005. The purchases eliminated the potential future conversion into 10.9 million shares of common stock.
(e)	Purchased in June 2005 pursuant to cash tender offers and consent solicitations. Purchase prices included a consent payment of $40.00 per $1,000 principal amount of notes.

The losses on purchases and redemptions of debt for the year ended December 31, 2006 consisted of the following:

	Principal Amount and Carrying Value	Cash Paid(a)	Losses on Purchases(b)
10 3/4% Senior Notes(c)	$9,976	$10,334	$358
9 3/8% Senior Notes(c)	1,695	1,774	78
2005 Credit Facility(d)	295,000	295,000	740
2006 Credit Facility(d)	997,500	998,085	4,667

	$1,304,171	$1,305,193	$5,843

(a)	Exclusive of cash paid for accrued interest.
(b)	Including losses from the write-off of unamortized deferred financing costs of an aggregate $4.8 million.
(c)	Redeemed in August 2006.
(d)	Terminated in June 2006.
(e)	Terminated in November 2006

Interest Rate Swaps

The Company only enters into interest rate swaps to manage and reduce its interest rate risk, including (1) the use of forward starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financing, and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company’s floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is a summary of interest rate swaps terminated during the years ended December 31, 2005 and 2006. No interest rate swaps were terminated during the year ended December 31, 2007.

Hedged Item	Combined Notional	Pay Fixed(a)	Receive Variable	Settlement Date	Settlement Amount (paid) Received
Crown Atlantic Credit Facility(b)	$51,250	5.8%	LIBOR	June 2005	$(655)
Anticipated issuance of the 2005 Tower Revenue Notes(c)	1,900,000	4.3%	LIBOR	June 2005	(5,726)
Anticipated refinancing of the 2005 Credit Facility(d)	250,000	4.9%	LIBOR	Jan. 2006	—
Anticipated refinancing of the 2005 Credit Facility(e)(h)	250,000	4.9%	LIBOR	June 2006	6,231
Anticipated refinancing of the 2006 Credit Facility(f)(h)	250,000	5.5%	LIBOR	Nov. 2006	(5,735)
Anticipated refinancing of the 2006 Credit Facility(g)(h)	750,000	5.2%	LIBOR	Nov. 2006	(9,538)

(a)	Exclusive of any applicable credit spreads.
(b)	This swap effectively changed the interest rate on a portion of the borrowings under the Crown Atlantic Credit Facility from a variable rate to a fixed rate. The swap was terminated in conjunction with the repayment of the Crown Atlantic Credit Facility.
(c)	The settlement payment is included in accumulated other comprehensive income (loss) and is amortized as an increase in interest expense over a five year period through June 2010, the anticipated repayment date of the 2005 Tower Revenue Notes. The effective interest rate on the 2005 Tower Revenue Notes is approximately 5.0%, inclusive of the approximate 0.1% increase in the effective interest rate relating to this interest rate swap. The amount estimated to be amortized into interest expense as a result of the May 2005 Interest Rate Swap is $1.1 million for the year ended December 31, 2008.
(d)	This interest rate swap was not designated as a cash flow hedge for accounting purposes.
(e)	In conjunction with the termination of the interest rate swaps (see footnote (d) above) in January 2006, the Company entered into a new interest rate swap with similar terms. During 2006, the Company de-designated this interest rate swap as a cash flow hedge and terminated the swap. The increase in the fair value from January 27, 2006 to the date of de-designation totaled $6.2 million and was recorded as a net change in fair value of cash flow hedging instruments in accumulated other comprehensive income (loss). As a result of the de-designation, $0.7 million previously recorded in accumulated other comprehensive income (loss) as of the date of the de-designation was reclassified into income during 2006. The remaining $5.5 million recorded in accumulated other comprehensive income as of the date of de-designation is amortized as a decrease to interest expense using the effective interest rate method over a five year period through November 2011, the anticipated repayment date of the 2006 Tower Revenue Notes.
(f)	The termination of the interest rate swap resulted in a $5.7 million settlement payment by the Company, of which $5.6 million is included in accumulated other comprehensive income (loss) and is amortized as a decrease to interest expense.
(g)	The termination of the interest rate swap resulted in a $9.5 million settlement payment by the Company, of which $9.3 million is included in accumulated other comprehensive income (loss) and is amortized as a decrease to interest expense.
(h)	The effective interest rate on the 2006 Tower Revenue Notes is approximately 5.8%, inclusive of the approximate 0.1% increase in the effective interest rate relating to the termination of these interest rate swaps. The estimated amortization into interest expense as a result of termination of these interest rate swaps is a net expense of $1.9 million for the year ended December 31, 2008.

The following is a summary of the outstanding interest rate swaps as of December 31, 2007. The fair value of the interest rate swaps as of December 31, 2007 is included in “other liabilities” and “other accrued liabilities” on the Company’s consolidated balance sheet.

Hedged Item	Combined Notional	Fair Value at December 31, 2007(b)(c)	Start Date	End Date	Pay Fixed Rate(a)	Receive Variable Rate
Variable to fixed – forward starting(d):
2004 Mortgage Loan anticipated refinancing	$293,825	$(5,983)	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing	1,900,000	(30,683)	June 2010	June 2015	5.2%	LIBOR
2006 Tower Revenue Notes anticipated refinancing	1,550,000	(4,447)	Nov. 2011	Nov. 2016	5.1%	LIBOR
2006 Mortgage Loan anticipated refinancing	1,550,000	(20,243)	Feb. 2011	Feb. 2016	5.3%	LIBOR
Variable to fixed:
2007 Term Loans(e)	625,000	(3,985)	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825	$(65,341)

(a)	Exclusive of any applicable credit spreads.
(b)	Amounts presented in “asset (liability)” format.
(c)	The fair value results from the difference between the fixed rate and the prevailing LIBOR rate as of December 31, 2007.
(d)	The forward starting interest rate swaps are cash flow hedges of the interest rate risk related to the variability in LIBOR on the forecasted refinancing of 98% of the outstanding debt as of December 31, 2007. On the respective effective dates (projected issuance dates), these interest rate swaps will be terminated and settled in cash.
(e)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

8. Income Taxes

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of change in accounting principle by geographic area is as follows:

	Years Ended December 31,
	2005	2006	2007
Domestic	$(383,187)	$(43,201)	$(307,953)
Foreign	(8,856)	(5,172)	(9,050)

	$(392,043)	$(48,373)	$(317,003)

The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2005	2006	2007
Current:
Federal	$—	$(2,003)	$(1,535)
Foreign	(521)	(378)	(1,583)
State	(1,085)	(765)	(1,757)
Deferred:
Federal	—	—	97,763
State	(1,619)	2,303	1,151

	$(3,225)	$(843)	$94,039

For the years ended December 31, 2006 and 2007, the Company incurred $2.1 million and $0.5 million of alternative minimum tax liability and recognized the related alternative minimum tax carryforward. The alternative minimum tax credit has an indefinite carryforward period.

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes is as follows:

	Years Ended December 31,
	2005	2006	2007
Benefit for income taxes at statutory rate	$137,215	$16,931	$110,951
Tax effect of foreign losses	(3,100)	(1,810)	(3,168)
Expenses for which no federal tax benefit was recognized	(1,842)	(1,737)	(742)
Losses for which no tax benefit was recognized	(132,273)	(12,311)	(8,373)
State tax (provision) benefit	(2,704)	(1,538)	(606)
Foreign tax	(521)	(378)	(1,583)
Other	—	—	(2,440)

	$(3,225)	$(843)	$94,039

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2007
Deferred income tax liabilities:
Property and equipment	$337,684	$497,274
Deferred site rental receivable	41,426	56,084
Available-for-sale securities	24,831	—
Intangible assets	—	762,486

Total deferred income tax liabilities	403,941	1,315,844

Deferred income tax assets:
Net operating loss carryforwards	503,704	660,284
Deferred ground lease payable	52,192	68,611
Alternate minimum tax credit carryforward	18,603	14,666
Accrued liabilities	27,857	50,356
Receivables allowance	1,298	2,604
Prepaid lease	—	464,834
Derivative instruments	3,859	26,442
Available-for-sale securities	—	8,373
Intangible assets	76,369	—
Valuation allowances	(279,257)	(148,093)

Total deferred income tax assets, net	404,625	1,148,077

Net deferred income tax asset (liabilities)	$684	$(167,767)

Valuation allowances of $279.3 million and $148.1 million were recognized to offset net deferred income tax assets as of December 31, 2006 and 2007, respectively. The valuation allowance as of December 31, 2007 predominately related to foreign and state net deferred tax assets. If the benefits related to the valuation allowance are recognized in the future, substantially all of the benefits would be allocated to the consolidated statement of operations in the Company’s consolidated financial statements.

At December 31, 2007, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $1.6 billion, $1.2 billion and $0.1 billion, respectively, which are available to offset future taxable income. The federal loss carryforwards will expire in 2021 through 2026. The state net operating loss carryforwards expire in 2015 through 2026. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements are met. The utilization of the loss carryforwards is subject to certain limitations. The Company’s U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired.

As discussed in note 1, the Company adopted FIN 48 on January 1, 2007. Upon adoption of FIN 48, the Company recorded (1) a decrease to its tax liabilities related to previously unrecorded tax benefits as an adjustment to the opening balance of accumulated deficit of $4.7 million and (2) an increase to its deferred tax asset and related valuation allowance of $74.9 million related to previously unrecognized tax benefits. As of both the adoption of FIN 48 and December 31, 2007, the Company had $74.9 million of unrecognized tax benefits.

On January 12, 2007, the Company recorded deferred tax liabilities of $556.6 million in connection with the purchase accounting related to the Global Signal Merger. Additionally, as a result of recording this deferred tax liability, the Company reversed $259.7 million of its federal deferred tax valuation allowance in purchase accounting with an offsetting adjustment to predominately decrease goodwill arising from the Global Signal Merger.

From time to time, the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During 2007, the Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for 2004. Based on discussions with the IRS, the Company determined it had incorrectly recorded the differences between the tax bases of assets and liabilities and the carrying amounts of assets and liabilities recognized for financial reporting in 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

and 2005. The Company’s net federal deferred tax assets for all periods prior to 2007 had been fully reserved, due to its historical tax loss position and uncertainty about the ultimate realizability of the Company’s net deferred tax assets. As a result, the adjustment to correct the federal deferred tax assets recorded in 2004 and 2005 impacted only the disclosure of the “components of the net deferred income tax assets and liabilities” in the footnotes to the Company’s consolidated financial statements as of and for the years ended December 31, 2004, 2005 and 2006 and not the benefit (provision) for income taxes in the consolidated statement of operations and comprehensive (loss). The impact of the adjustment to the “components of the net deferred income tax assets and liabilities” as of December 31, 2006 is reflected herein. During 2007, the Company reversed its federal valuation allowance with a corresponding adjustment to goodwill in conjunction with recording net deferred tax liabilities in purchase accounting for the Global Signal Merger (see note 2). Consequently, the impact of the adjustment to the Company’s deferred tax assets resulted in the Company recording a $19.9 million increase to net deferred tax liabilities with a corresponding increase to goodwill, which was reflected in the $259.7 million reversal of the Company’s federal tax valuation allowance in purchase accounting.

Upon completion of this examination, which is expected to occur during calendar 2008, the $74.9 million of unrecognized benefits will change. Any adjustment to the unrecognized tax benefits, which cannot yet be estimated, will impact the benefit (provision) for income taxes. The Company does not expect to make a significant cash payment as a result of any adjustment from the finalization of this examination.

9. Minority Interests

Minority interests primarily represent the minority shareholders’ 22.4% interests in CCAL, the Company’s 77.6% majority-owned subsidiary, and the minority shareholders’ approximately 2% interests in Mountain Union (from July 1, 2006 to January 2, 2007). In May 2007, CCAL issued a capital return of approximately $166.0 million, including $37.2 million to the minority shareholders of CCAL. Upon issuance of the capital return, the Company recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interests in CCAL. The income or losses applicable to the minority shareholders of CCAL are included in the Company’s results as long as their share of the CCAL cumulative losses exceeds their equity interests.

10. Redeemable Preferred Stock

Redeemable preferred stock consists of the following:

	December 31,
	2006	2007
6.25% Convertible Preferred Stock	$312,871	$313,798

6.25% Convertible Preferred Stock

The Company originally issued 8.1 million shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock. For the years ended December 31, 2005, 2006 and 2007, dividends were paid with (1) 0.6 million, -0- and -0- shares of common stock, respectively, and in addition (2) approximately $9.9 million, $19.9 million and $19.9 million of cash for 2005, 2006 and 2007, respectively. The amortization of the issue costs on the 6.25% Convertible Preferred Stock to “dividends on preferred stock, net of losses on purchases of preferred stock,” was $0.9 million for each of years ended December 31, 2005, 2006 and 2007. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, the Company generally has the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8.6 million shares of common stock, if the price per share of the Company’s common stock equals or exceeds 120% of the conversion price or $44.25 for at least 20 trading days in any consecutive 30-day trading period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The Company’s obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries.

8 1/4% Convertible Preferred Stock

The Company originally issued 0.2 million shares of its 8 1/4% Convertible Preferred Stock at a price of $1,000 per share (the liquidation preference per share) to General Electric Capital Corporation (“GECC”). While the 8 1/4% Convertible Preferred Stock was outstanding, GECC was entitled to receive cumulative dividends at the rate of 8 1/4% per annum, and the Company had the option to pay such dividends in cash or in shares of its common stock. On November 30, 2005, the Company exercised its redemption right for the 8 1/4 % Convertible Preferred Stock. On December 16, 2005, the Company redeemed its 8 1/4% Convertible Preferred Stock for $204.1 million in cash, including accrued interest of $4.1 million. The redemption resulted in losses of $12.0 million for the year ended December 31, 2005, consisting of the write-off of deferred financing costs included in additional paid-in capital ($9.4 million) and the excess of the total purchase price over the carrying value of the 8 1/4% Convertible Preferred Stock ($2.6 million). Such loss is included in “dividends on preferred stock, net of losses on purchases of preferred stock” on the Company’s consolidated statement of income and comprehensive income (loss) for the year ended December 31, 2005. The redemption eliminated the potential future conversion of the 8 1/4% Convertible Preferred Stock into 7.4 million shares of common stock.

For the year ended December 31, 2005, dividends on the Company’s 8 1/4% Convertible Preferred Stock were paid with 0.2 million shares of common stock and approximately $12.4 million in cash. The Company purchased the 0.2 million shares of common stock from the dividend paying agent for a total of $4.1 million in cash. For the year ended December 31, 2005, the amortization of the discount on the 8 1 /4% Convertible Preferred Stock to “dividends on preferred stock, net of losses on purchases of preferred stock” was $0.4 million.

11. Stockholders’ Equity

Purchases of the Company’s Common Stock

In 2005, the Company purchased 15.4 million shares of common stock in public market transactions, utilizing $298.3 million in cash to affect these purchases. In 2006, the Company purchased 15.9 million shares of common stock in public market transactions, utilizing $518.0 million in cash to affect these purchases.

In January 2007, the Company purchased an aggregate of 17.7 million shares of its common stock from (1) certain investment funds affiliated with Fortress Investment Group, (2) Greenhill Capital Partners L.P. and certain of its related partnerships, and (3) Abrams Capital Partners L.P. (collectively “Global Signal Significant Stockholders”). The Company paid total consideration of $600.5 million in cash to effect these purchases. These purchases of common stock were primarily funded through borrowings under the 2007 Term Loan A. In addition, during 2007, the Company purchased 3.2 million shares of common stock in public market transactions, utilizing $126.0 million in cash to effect these purchases.

The Company may choose to continue to purchase its common stock in the future.

Issuances of Common Stock

For the years ended December 31, 2005, 2006 and 2007, the Company issued 41,007, 24,120 and 30,752 shares, respectively, of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense for the years ended December 31, 2005, 2006 and 2007 of $0.7 million, $0.7 million and $1.1 million, respectively.

In connection with the Global Signal Merger, the Company issued 98.1 million shares of common stock to the shareholders of Global Signal which were recorded at a value of $34.20 per share. See note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Convertible Senior Notes

During 2006 and 2007 holders converted $0.1 million and less than $0.1 million, respectively, of the 4% Convertible Senior Notes into 11,541 shares and 3,416 shares of common stock, respectively. Conversion of the remaining outstanding 4% Convertible Senior Notes would result in the issuance of approximately 5.9 million shares of common stock.

Stock Options and Restricted Stock Awards

See note 12 for a discussion of the stock option and restricted stock awards activity.

Shares Reserved For Issuance

The following is a summary of the shares reserved for future issuance as of December 31, 2007.

December 31, 2007
(In thousands of shares)
Common Stock:
4% Convertible Senior Notes	5,891
6.25% Convertible Preferred Stock	8,625
U.S. Stock compensation plans	17,060

31,576

12. Stock-based Compensation

Stock Plans. The Crown Castle International Corp. 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”) and the Crown Castle International Corp. 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), which are both shareholder-approved, permit the grant of stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates, of up to 8.0 million and 14.7 million shares of common stock, respectively, as of December 31, 2007. The maximum number of shares of common stock that may be issued under the 2004 Stock Incentive Plan may be increased by an additional amount equal to a reduction, from time to time, in the number of shares of common stock available for stock option grants pursuant to the Crown Castle International Corp. 1995 Stock Option Plan (as amended, the “1995 Stock Option Plan”); provided, however, that the aggregate number of shares added shall not exceed 10.0 million shares. Pursuant to this provision, in 2005, 2006 and 2007, the Company transferred 5.2 million shares, 0.5 million shares and less than 0.1 million shares, respectively, from the Crown Castle International Corp. 1995 Stock Option Plan to the 2004 Stock Incentive Plan.

Pursuant to these plans, the Company granted restricted stock awards to certain executives and employees beginning in 2003. The restricted stock awards vest over periods of up to five years. The Company’s performance restricted stock awards have provisions for accelerated vesting based on the market performance of its common stock. Some of the restricted stock awards have provisions for forfeiture by the employee if certain market performance of the Company’s common stock is not achieved. The Company has not granted CCIC stock options since 2003 and has not granted options to the executive management since October 2001.

In addition, CCAL may award options to its employees and directors for the purchase of CCAL shares by its employees and directors. The CCAL vested options and shares may be periodically settled in cash. The liability for the CCAL options was $1.3 million and $6.2 million as of December 31, 2006 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Restricted Stock Awards. The following is a summary of the restricted stock award activity during the year ended December 31, 2007:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(In thousands of shares)	(In dollars)
Shares outstanding at the beginning of year	1,227	$23.7
Shares granted	1,390	23.8
Shares assumed in the Global Signal Merger	92	34.2
Shares vested	(305)	28.9
Shares forfeited	(149)	24.1

Shares outstanding at end of year	2,255	23.2

The following is a summary of the restricted stock awards granted during the year ended December 31, 2007:

Restricted Stock Award	Grant Date	Shares Awarded	Grant-Date Fair Value	Requisite Service Period
		(In thousands of shares)	(In dollars)	(In years)
Performance award for executives	February	279	$27.5	1.9
Performance award for non-executive employees	February	260	34.5	2.8
Integration awards	February	673	14.6	1.9
One-off awards	Various	178	36.8	3.0

Total		1,390

Weighted average			$23.8	2.1

The performance restricted stock awards granted in 2007 contain provisions for accelerated vesting based on the market performance of the Company’s common stock. In order to reach the first level for accelerated vesting of these restricted shares, the market price of the Company’s common stock would have to close at or above $39.68 per share for 20 consecutive trading days. Reaching the first target level would result in the restrictions expiring with respect to one-third of these restricted shares. In order to reach the second and third target levels for accelerated vesting of these restricted shares, the market price of the common stock would have to close at or above $45.63 per share and $52.47 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. Reaching each of the second and third target levels would result in the restrictions expiring with respect to an additional one-third of these restricted shares respectively. The performance restricted stock awards to executives also contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.40 per share for 20 consecutive trading days which include any dates on or before February 22, 2011. The integration restricted stock awards were granted to executives and employees deemed to be integral to the successful integration of Global Signal. The integration restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the market performance target of $44.50 per share for 20 consecutive trading days which include any dates on or between July 1, 2008 and December 31, 2008. However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed for either performance restricted stock awards or the integration restricted stock awards; rather, it will be recognized regardless of whether or not the market performance targets are achieved.

For the years ended December 31, 2005 and 2006, the Company granted 0.8 million shares and 1.2 million shares, respectively, of restricted stock awards to the Company’s executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2005 and 2006 was $16.76 and $23.63 per share, respectively. The performance restricted stock awards granted during 2005 and 2006 contain provisions for accelerated vesting based on the market performance of the Company’s common stock. All of the performance awards granted in 2005 and the first one-third of the performance awards granted in 2006 have accelerated vested. In order to reach the second and third target levels for accelerated vesting of an additional one-third of the restricted stock awards granted in 2006, the market price of the common stock would have to close at or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

above $40.85 per share and $46.98 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days. During 2006, the Company granted retention awards that cliff vest after three years. The performance and retention restricted stock awards to executives also contain provisions that result in forfeiture by the employee of any unvested share in the event the Company’s common stock does not achieve certain targets ($37.07 and $42.50 per share, respectively). However, to the extent that the requisite service period is rendered, compensation cost for accounting purposes will not be reversed; rather, it will be recognized regardless of whether or not the market performance target is achieved.

The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the year ended December 31, 2007 with market conditions and the derived service period for awards with accelerated vesting provisions.

Risk-free rate	4.7%
Expected volatility	28%
Expected dividend rate	0%

The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $18.1 million, $12.3 million and $20.5 million (including $0.8 million related to integration costs) for the years ended December 31, 2005, 2006 and 2007, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2007 is $24.2 million and is estimated to be recognized over a weighted-average period of 1.4 years.

The following table is a summary of the restricted stock awards vested during the years ended December 31, 2005 to 2007 and includes the amount of any accelerated vesting charge where applicable. The market performance of the Company’s common stock reached accelerated vesting targets (1) in September 2005 for the final third of the performance awards granted in 2004, (2) in November 2005 for the final third of the performance awards granted in 2005, and (3) in July 2007 for the first third of the performance awards granted in 2006. Most of the executives and employees sold a portion of their vested shares in order to pay their respective minimum withholding tax liabilities, and the Company arranged to purchase these shares in order to facilitate the stock sales.

Years Ended December 31,	Total Shares Vested (1)	Shares Purchased for Taxes (2)	Accelerated Vesting Charge	Fair Value on Vesting Date (3)
	(In thousands of shares)		(In thousands of dollars)
2005	1,460	493	$15,214	$33,696
2006	12	2	—	408
2007	305	95	—	10,686

(1)	The year ended December 31, 2005 is inclusive of 0.2 million shares related to employees of the former CCUK.
(2)	The year ended December 31, 2005 is inclusive of 0.1 million shares related to employees of the former CCUK.
(3)	The year ended December 31, 2005 is inclusive of fair value on the vesting date of $3.5 million related to employees of the former CCUK.

CCIC Stock Options. The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to the executive management since October 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

A summary of CCIC stock option activity under the various equity incentive plans is as follows for the year ended December 31, 2007:

	Number of Shares	Weighted-Average Exercise Price
	(In thousands of shares)	(In dollars)
Options outstanding at beginning of year	6,039	$17.7
Options exercised	(1,420)	20.2
Options expired or forfeited	(16)	35.4

Options outstanding at end of year	4,603	16.9

Options exercisable at end of year	4,601	16.9

The intrinsic value of CCIC stock options exercised during the years ended December 31, 2005, 2006 and 2007 was $44.9 million, $37.2 million and $23.9 million, respectively. The intrinsic value of CCIC stock options outstanding and exercisable at December 31, 2007 was $113.6 million and $113.5 million, respectively. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2005, 2006 and 2007 of $58.6 million, $45.5 million and $28.6 million, respectively. The Company uses newly issued shares of common stock to settle CCIC option exercises.

A summary of options outstanding as of December 31, 2007 is as follows:

Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted-Average Remaining Contractual Term
	(In thousands of shares)		(In years)
$1.74 to $4.00	35	33	4.8
4.01 to 8.00	253	253	3.8
8.01 to 12.00	1,665	1,665	3.5
12.01 to 16.00	375	375	1.9
16.01 to 20.00	656	656	1.3
20.01 to 30.00	1,060	1,060	2.5
30.01 to 39.75	559	559	2.1

	4,603	4,601	2.7

Stock-based Compensation by Segment. The following table discloses the components of stock-based compensation expense from continuing operations. No amounts have been included in the carrying value of assets during the years ended December 31, 2005, 2006 and 2007. For the years ended December 31, 2005, 2006 and 2007, the Company recorded tax benefits of $-0-, $-0- and $8.2 million related to stock-based compensation charges.

	Year Ended December 31, 2005
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$715	$—	$715
Network services and other costs of operations	349	—	349
General and administrative expenses	22,790	344	23,134
Restructuring charges (credits)	562	—	562

Total stock-based compensation	$24,416	$344	$24,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

	Year Ended December 31, 2006
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$174	$—	$174
Network services and other costs of operations	198	—	198
General and administrative expenses	14,524	1,822	16,346
Restructuring charges (credits)	—	—	—

Total stock-based compensation	$14,896	$1,822	$16,718

	Year Ended December 31, 2007
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$396	$—	$396
Network services and other costs of operations	371	—	371
General and administrative expenses	19,608	4,712	24,320
Restructuring charges (credits)	2,377	—	2,377
Integration costs	790	—	790

Total stock-based compensation	$23,542	$4,712	$28,254

Pro Forma Information Under SFAS 123 and APB 25. Prior to adopting SFAS 123(R), the Company adopted the fair value method of accounting for stock-based compensation under SFAS 123 using the prospective method of transition under SFAS 148. The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share prior to the adoption of SFAS 123(R). This table only shows pro forma amounts for the year ended December 31, 2005, since in the first quarter of 2006 the Company adopted the fair value recognition provisions of SFAS 123(R); and therefore, compensation expenses are recognized in the consolidated statement of operations and comprehensive income (loss) for all share-based payments granted prior to, but not yet vested as of December 31, 2005.

Year Ended December 31, 2005
Net income (loss), as reported	$(399,926)
Add: Stock-based employee compensation expense included in reported net income (loss)	24,760
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(30,905)

Pro forma net income (loss)	(406,071)
Dividends on preferred stock, net of losses on purchases of preferred stock	(49,356)

Pro forma net income (loss) applicable to common stock for basic and diluted computations	$(455,427)

Net income (loss) per common share—basic and diluted:
As reported	$(2.06)

Pro forma	$(2.09)

13. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $3.2 million, $3.1 million and $4.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

14. Related Party Transactions

On January 19, 2007, the Company purchased 17.7 million shares from the Global Signal Significant Stockholders in a private transaction. See note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

15. Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business along with a derivative lawsuit as described below. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Asset Retirement Obligations

Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for contingent retirement obligations amounted to $0.2 million, $1.6 million and $2.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. The adoption of FIN 47 resulted in the recognition of liabilities amounting to $13.9 million for contingent retirement obligations under certain tower site land leases, asset retirement costs amounting to $4.9 million, and the recognition of a charge for the cumulative effect of the change in accounting principle amounting to $9.0 million. At December 31, 2006 and 2007, liabilities for contingent retirement obligations amounted to $18.5 million and $29.2 million, respectively (inclusive of the $9.7 million liability recorded in the allocation of the total purchase price for the Global Signal Merger), representing the net present value of the estimated expected future cash outlay. As of December 31, 2007, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1 billion. See note 1.

Property Tax Commitments

The Company is obligated to pay, or reimburse others for, property taxes related to the Company’s towers pursuant to operating leases with landlords and other contractual agreements. For the year ended December 31, 2007, the Company paid, or reimbursed others for, property taxes of approximately $44.2 million, inclusive of the payment to Sprint Nextel discussed below. For the year ended December 31, 2008, the Company estimates that it will pay, or reimburse others for, property taxes of approximately $47 million, inclusive of the payment to Sprint Nextel discussed below. The property taxes for the year ended December 31, 2008 and future periods are contingent upon new assessments of the towers and the Company’s appeals of assessments.

As a result of a commitment that remained effective at the closing of the Global Signal Merger, the Company has an obligation to reimburse Sprint Nextel for property taxes Sprint Nextel will pay for the Company’s Sprint Towers. The Company paid $13.7 million for the year ended December 31, 2007 ($2,095 per tower) and expects to pay $14.2 million for the year ended December 31, 2008. The amount per tower to be paid to Sprint Nextel increases by 3% each successive year through 2037, the expiration of the lease term. See note 2.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $12.6 million and expire on various dates through February 2009.

Operating Lease Commitments

See note 16 for a discussion of the operating lease commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

16. Leases

Tenant Leases

The following table is a summary of the rental cash payments to the Company, as a lessor, by tenants pursuant to lease agreements in effect as of December 31, 2007. Generally, the Company’s leases with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant’s option and (2) only limited termination rights at the tenant’s option through the current term. The tenant rental payments included in the table below are through the current term and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Tenant leases	$1,223,980	$1,043,543	$779,756	$549,398	$392,473	$989,061

Operating Leases

The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to lease agreements in effect as of December 31, 2007. The Company is obligated under non-cancelable operating leases for land under 80% of its towers, space on towers owned by third parties that the Company manages, office space and equipment. The majority of these operating lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company’s option and annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land. Certain of the land and managed tower leases have purchase options at the end of the original lease term. Approximately 25% of the land under the Company’s towers have lease agreements with remaining terms to expiration (including renewals) of greater than 20 years. The operating lease payments included in the table below include payments for certain renewal periods at the Company’s option up to the estimated tower useful life of 20 years.

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
Operating leases	$228,601	$231,480	$233,937	$237,419	$239,937	$2,979,720

Rental expense from operating leases was $135.5 million, $142.7 million and $309.2 million, respectively, for the years ended December 31, 2005, 2006 and 2007. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $12.9 million, $15.2 million and $41.6 million, respectively, for the years ended December 31, 2005, 2006 and 2007.

17. Spectrum Lease and Modeo Investment

On July 23, 2007, the Company entered into a lease of its Spectrum. The Spectrum is leased to a venture formed by Telcom Ventures, LLC and Columbia Capital LLC (“CCTV”) for a $13 million annual lease fee with an initial term from July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, CCTV will have the right to acquire the Spectrum for $130 million, escalated at CPI from July 2007, or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. As part of such transaction, the Company also transferred for nominal consideration the subsidiary holding the assets related to its former trial network in New York City. In addition, the Company is the preferred provider of tower infrastructure for future tower sites during the term of the lease if and as the Spectrum is deployed by CCTV. See note 19 for a discussion of the asset-write down charges recorded that related to the write-off of substantially all of Modeo’s assets other than the Spectrum and the restructuring charges related to the termination of the Modeo employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

18. Operating Segments and Concentrations of Credit Risk

Operating Segments

The Company’s reportable operating segments for 2007 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations, and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner. The Company has reclassified the Corporate Office and Other segment into the CCUSA segment reflecting the significance of the CCUSA segment to the consolidated business after the Global Signal Merger. The Company has reclassified the Emerging Businesses segment, previously consisting of the Modeo business, into the CCUSA segment following both the lease of the Spectrum to CCTV on July 23, 2007 and the related write-off of substantially all of the Modeo assets other than the Spectrum (see notes 16 and 19). Segment information for all periods has been reclassified to reflect these changes in reportable segments. The results of operations from Global Signal have been included in the CCUSA segment from January 12, 2007.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, losses on purchases and redemptions of debt, interest and other income (expense), interest expense and amortization of deferred financing costs, impairment of available-for-sale securities, benefit (provision) for income taxes, minority interests, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies (including as may be used in the historical financial statements of Global Signal). There are no significant revenues resulting from transactions between the Company’s operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2006			Year Ended December 31, 2007
	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total
Net revenues:
Site rental	$549,644	$47,481	$597,125	$644,050	$52,674	$696,724	$1,214,965	$71,503	$1,286,468
Network services and other	72,537	7,097	79,634	84,308	7,189	91,497	89,706	9,312	99,018

	622,181	54,578	676,759	728,358	59,863	788,221	1,304,671	80,815	1,385,486

Costs of operations:(a)
Site rental	179,656	17,699	197,355	196,166	16,288	212,454	421,507	21,835	443,342
Network services and other	51,304	3,326	54,630	56,874	3,633	60,507	60,028	5,714	65,742
General and administrative	102,123	11,787	113,910	92,305	12,227	104,532	126,108	16,738	142,846
Restructuring charges (credits)	2,615	—	2,615	(391)	—	(391)	3,191	—	3,191
Asset write-down charges	2,359	566	2,925	2,945	—	2,945	65,515	—	65,515
Integration costs	—	—	—	1,503	—	1,503	25,418	—	25,418
Depreciation, amortization and accretion	254,220	26,898	281,118	258,067	27,177	285,244	512,389	27,515	539,904

Operating income (loss)	29,904	(5,698)	24,206	120,889	538	121,427	90,515	9,013	99,528
Losses on purchases and redemptions of debt	(283,797)	—	(283,797)	(5,843)	—	(5,843)	—	—	—
Interest and other income (expense)	563	791	1,354	(2,143)	514	(1,629)	8,569	782	9,351
Interest expense and amortization of deferred financing costs	(129,857)	(3,949)	(133,806)	(158,956)	(3,372)	(162,328)	(346,995)	(3,264)	(350,259)
Impairment of available-for-sale securities	—	—	—	—	—	—	(75,623)	—	(75,623)
Benefit (provision) for income taxes	(2,704)	(521)	(3,225)	(465)	(378)	(843)	95,304	(1,265)	94,039
Minority interests	63	3,462	3,525	75	1,591	1,666	362	(211)	151

Income (loss) from continuing operations	(385,828)	(5,915)	(391,743)	(46,443)	(1,107)	(47,550)	(227,868)	5,055	(222,813)
Income (loss) from discontinued operations	848	—	848	5,657	—	5,657	—	—	—
Cumulative effect of a change in accounting principle	(7,920)	(1,111)	(9,031)	—	—	—	—	—	—

Net income (loss)	$(392,900)	$(7,026)	$(399,926)	$(40,786)	$(1,107)	$(41,893)	$(227,868)	$5,055	$(222,813)

Capital expenditures	$62,048	$2,630	$64,678	$119,976	$4,844	$124,820	$279,978	$20,027	$300,005

Total assets (at year end)				$4,757,983	$249,481	$5,007,464	$10,203,779	$284,354	$10,488,133

(a)	Exclusive of deprecation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31, 2005			Year Ended December 31, 2006			Year Ended December 31, 2007
	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total	CCUSA	CCAL	Consolidated Total
Net income (loss)	$(392,900)	$(7,026)	$(399,926)	$(40,786)	$(1,107)	$(41,893)	$(227,868)	$5,055	$(222,813)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits)(a)	2,615	—	2,615	(391)	—	(391)	3,191	—	3,191
Asset write-down charges	2,359	566	2,925	2,945	—	2,945	65,515	—	65,515
Integration costs(a)	—	—	—	1,503	—	1,503	25,418	—	25,418
Depreciation, amortization and accretion	254,220	26,898	281,118	258,067	27,177	285,244	512,389	27,515	539,904
Losses on purchases and redemptions of debt	283,797	—	283,797	5,843	—	5,843	—	—	—
Interest and other income (expense)	(563)	(791)	(1,354)	2,143	(514)	1,629	(8,569)	(782)	(9,351)
Interest expense and amortization of deferred financing costs	129,857	3,949	133,806	158,956	3,372	162,328	346,995	3,264	350,259
Impairment of available-for-sale securities	—	—	—	—	—	—	75,623	—	75,623
Benefit (provision) for income taxes	2,704	521	3,225	465	378	843	(95,304)	1,265	(94,039)
Minority interests	(63)	(3,462)	(3,525)	(75)	(1,591)	(1,666)	(362)	211	(151)
Cumulative effect of change in accounting principle	7,920	1,111	9,031	—	—	—	—	—	—
Income (loss) from discontinued operations, net of tax	(848)	—	(848)	(5,657)	—	(5,657)	—	—	—
Stock-based compensation expense(b)	23,854	344	24,198	14,896	1,822	16,718	20,375	4,712	25,087

Adjusted EBITDA	$312,952	$22,110	$335,062	$397,909	$29,537	$427,446	$717,403	$41,240	$758,643

(a)	Including stock-based compensation expense.
(b)	Exclusive of charges included in integration costs and restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2005	2006	2007
United States (including Puerto Rico)	$622,181	$728,358	$1,300,640
Australia	54,578	59,863	80,815
Other countries	—	—	4,031

	$676,759	$788,221	$1,385,486

A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2006	2007
United States (including Puerto Rico)	$3,675,155	$9,467,070
Australia	198,118	209,314
Other countries	—	21,460

	$3,873,273	$9,697,844

Major Customers

The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2005	2006	2007
Sprint Nextel Corp.	15%	15%	25%
AT&T	24%	24%	19%
Verizon Wireless	23%	20%	15%

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company’s restricted cash is held and directed by a trustee (see note 1).

The Company derives the largest portion of its revenues from customers in the wireless communications industry. In addition, the Company has concentrations of operations in certain geographic areas (including various regions in the U.S.). The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

19. Restructuring Charges, Integration Costs, Asset Write-Down Charges and Exit Costs

Overview

The following is a summary of the components of the restructuring charges and asset write-down charges for the years ended December 31, 2005, 2006 and 2007. The integration costs for the years ended December 31, 2006 and 2007 related to the Global Signal Merger.

	Years Ended December 31,
	2005		2006		2007
	Restructuring Charges	Asset Write-Down Charge	Restructuring Charges	Asset Write-Down Charge	Restructuring Charges	Asset Write-Down Charge
Modeo	$—	$—	$—	$—	$3,080	$57,599
Tower write-down charges	—	2,925	—	2,945	—	7,916
U.K. sale reorganization	2,615	—	—	—	—	—
Other	—	—	(391)	—	111	—

	$2,615	$2,925	$(391)	$2,945	$3,191	$65,515

Modeo

For the year ended December 31, 2007, the Company recorded asset write-down charges at CCUSA of $57.6 million related to the write-off of substantially all of the Company’s Modeo assets other than the Spectrum. The assets written off were comprised primarily of construction in process related to (1) the mobile television network in New York City and (2) the planned expansion of the network for broadcasting live television to mobile devices beyond New York City. For the year ended December 31, 2007, the Company recorded restructuring charges at CCUSA of $3.1 million related to the termination of the Modeo employees, including $2.4 million of stock-based compensation related to the accelerated vesting and the change in fair value of the Modeo options that are accounted for as liability awards. During the year ended December 31, 2007, 42,450 Modeo options were settled in cash for an aggregate intrinsic value of $3.0 million. The remaining Modeo options were forfeited. The Company does not expect to incur additional restructuring charges in the future related to Modeo. See note 17.

A summary of the Modeo restructuring charges within the CCUSA segment are as follows:

Year Ended December 31, 2007
Amounts accrued at beginning of period	$—
Amounts charged to expense (a)	3,080
Amounts paid	(2,808)

Amounts accrued at end of period	$272

(a)	Inclusive of stock-based compensation charges of $2.4 million.

Global Signal Merger

Subsequent to the closing of the Global Signal Merger, the Company finalized plans for the integration of Global Signal’s operations and wireless communications tower portfolio into the Company’s policies, procedures, operations and systems. As a result of the Global Signal integration plans, for the year ended December 31, 2007, the Company recorded $8.3 million of integration costs related to severance and retention bonuses paid to involuntarily terminated employees of Global Signal with service obligations to the Company. In addition, for the year ended December 31, 2007, the Company incurred other incremental costs directly related to the integration of $17.1 million, including, among other things, costs related to contracted employees to assist with the integration of the acquired operations and tower portfolio, and stock-based compensation charges for restricted stock awards assumed in the Global Signal Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following table summarizes the activity of the severance and retention bonus liability within the CCUSA segment related to the Global Signal Merger but exclusive of those recorded in the allocation of the Global Signal purchase price (as disclosed separately below). The Company does not expect to expense additional severance and retention bonus liabilities in the future related to the Global Signal Merger.

Year Ended December 31, 2007
Amounts accrued at beginning of period	$—
Amounts charged to integration costs	8,294
Amounts paid	(7,927)

Amounts accrued at end of period	$367

The following table summarizes the activity of the liability for exit costs within the CCUSA segment recorded in the allocation of the Global Signal purchase price, in accordance with the requirements of EITF No. 95-3 Recognition of Liabilities In Connection With a Purchase Business Combination. The exit costs recorded in the allocation of the purchase price for the Global Signal Merger related to a severance liability of $1.3 million for obligations to former executives of Global Signal who were terminated upon completion of the Global Signal Merger and a $1.1 million liability for office lease obligations of Global Signal. As of December 31, 2007, the liability for exit costs of $1.0 million consisted of office lease obligations. See note 2.

Year Ended December 31, 2007
Amounts accrued at beginning of period	$—
Amounts recorded in purchase accounting	2,362
Amounts paid	(1,396)

Amounts accrued at end of period	$966

Tower Write-Down Charges

During the years ended December 31, 2005, 2006 and 2007, the Company abandoned or disposed of certain towers and wrote-off site acquisition and permitting costs for towers that will not be completed. For the years ended December 31, 2005, 2006 and 2007, the Company recorded related asset write-down charges at CCUSA of $2.4 million, $2.9 million, and $7.9 million, respectively, and the remainder related to CCAL.

Reorganization Related to Sale of U.K. Operations

During the first quarter of 2005, the Company completed the consolidation of the certain management functions as a result of the sale of its U.K. operations for over $2.0 billion in 2004. In connection with this reorganization, the Company recorded restructuring charges of $2.6 million for the year ended December 31, 2005. As of December 31, 2007, all related amounts were paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

20. Supplemental Cash Flow Information

	Years Ended December 31,
	2005	2006	2007
Supplemental disclosure of cash flow information:
Interest paid	$158,165	$145,528	$324,605
Income taxes paid	(1,864)	3,378	4,218
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax (note 6)	—	19,247	(76,776)
Adjustment to carrying value of land purchased for unamortized straight-line lease expense and above-market deferred credits	—	—	5,254
Common stock issued in connection with the conversion of debt (note 11)	—	125	37
Common stock issued in connection with the payment of a preferred stock dividend (note 10)	13,958	—	—
Common stock issued and assumption of warrants and restricted stock awards in connection with the Global Signal Merger (note 2)	—	—	3,373,907
Common stock issued in connection with the exercise of warrants (note 11)	—	1,215	5,009
Increase in additional-paid-in capital related to common stock issued by FiberTower in connection with a merger (note 6)	—	76,381	—
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 7)	—	2,200	(40,042)

21. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2006 and 2007 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2006:
Net revenues	$182,665	$193,776	$200,939	$210,841
Operating income (loss)	20,922	27,562	32,401	40,542
Income (loss) from continuing operations	(12,379)	(13,335)	(15,561)	(6,275)
Income (loss) from discontinued operations	5,657	—	—	—
Net income (loss)	(6,722)	(13,335)	(15,561)	(6,275)
Per common share – basic and diluted:
Income (loss) from continuing operations	(0.08)	(0.09)	(0.10)	(0.06)
Income (loss) from discontinued operations	0.02	—	—	—
Net income (loss)	(0.06)	(0.09)	(0.10)	(0.06)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

	Three Months Ended
	March 31	June 30	September 30		December 31
2007:
Net revenues	$315,709	$342,870	$351,744		$375,163
Operating income (loss)	13,446	37,914	(12,818	) (a)	60,986
Income (loss) from continuing operations	(42,891)	(32,740)	(67,013	) (b)	(80,169	) (c)
Income (loss) from discontinued operations	—	—	—		—
Net income (loss)	(42,891)	(32,740)	(67,013	) (b)	(80,169	) (c)
Per common share – basic and diluted:
Income (loss) from continuing operations	(0.18)	(0.13)	(0.26	) (b)	(0.30	) (c)
Net income (loss)	(0.18)	(0.13)	(0.26	) (b)	(0.30	) (c)

(a)	Inclusive of asset write-down charges and restructuring charges related to Modeo in aggregate amount of $60.7 million. See note 19.
(b)	Inclusive of asset write-down charges and restructuring charges related to Modeo in aggregate amount of $39.4 million, net of tax, or $0.14 per share, net of tax.
(c)	Inclusive of impairment charges of $57.5 million, net of tax, or $0.21 per share, net of tax, related to the write-down of the investment in FiberTower classified as an available-for-sale security. See note 6.

22. Subsequent Events (Unaudited)

2007 Revolver

In January 2008, the maturity of the 2007 Revolver was extended from January 6, 2008 to January 6, 2009, and the Company borrowed $75.0 million under the 2007 Revolver.

Purchases of Common Stock

In January 2008, the Company purchased 1.1 million shares of common stock, utilizing $42.0 million in cash.

Stock-Based Compensation

In February 2008, the Company issued 32,977 shares of common stock to the non-employee members of its board of directors with a grant date fair value of $36.09 per share.

In February 2008, the Company issued approximately 0.9 million shares of restricted stock awards with a weighted-average grant date fair value of approximately $29.5 per share to certain of its executives and non-executive employees.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as of December 31, 2007, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company’s CEO and CFO, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee of the board of directors.

KPMG LLP, a registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein in this Annual Report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Crown Castle International Corp.:

We have audited Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Castle International Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Crown Castle International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. as of December 31, 2006 and 2007, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

February 26, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2007:

Plan category(1)(2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(3)(4)
Equity compensation plans approved by security holders	4,602,623	$16.91	12,457,403
Equity compensation plans not approved by security holders	—	—	—

Total	4,602,623	$16.91	12,457,403

(1)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders.
(3)	In February 2008, the Company issued 32,977 shares of common stock to the non-executive members of its board of directors. This share award was granted under an equity compensation plan which was approved by the registrant’s security holders. See note 22 to the consolidated financial statements.
(4)	In February 2008, the Company issued 0.9 million shares of restricted stock awards to certain of its executives and non-executives. This share award was granted under an equity compensation plan that was approved by the registrant’s security holders. See note 22 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 43.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(In thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2005	6,577	584	—	(3,828)	(339)	(26)	2,968

2006	2,968	597	69	—	(239)	15	3,410

2007	3,410	1,125	3,651	—	(1,529)	27	6,684

		Additions		Deductions
	Balance at Beginning of Year	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Charged to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(b)		Balance at End of Year
Deferred Tax Valuation Allowance:
2005	106,844	151,599	23,730	(382)	—		281,791

2006	281,791	46,211	—	(46,055)	(2,690)		279,257

2007	279,257	15,837	2,877	—	(149,878	)(a)	148,093

(a)	Amount relates to amounts reversed to goodwill in connection with the Global Signal Merger, amounts acquired in the Global Signal Merger and the adoption of FIN 48. See note 8 to the consolidated financial statements.

(b)	Inclusive of the effects of exchange rate changes.

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description

(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

(d)	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(n)	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

(d)	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

(n)	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

(e)	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

(i)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

(p)	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

(u)	2.13	Agreement and Plan of Merger, dated as of October 5, 2006, among Global Signal Inc., Crown Castle International Corp. and CCGS Holdings LLC

(bb)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(bb)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(k)	3.3	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of 6.25% Cumulative Convertible Redeemable Preferred Stock of Crown Castle International Corp. filed with the Secretary of State of the State of Delaware on August 2, 2000

(b)	4.1	Specimen Certificate of Common Stock

(h)	4.2	Amended and Restated Rights Agreement dated as of September 18, 2000, between Crown Castle International Corp. and ChaseMellon Shareholder Services L.L.C., as rights agent

(u)	4.3	Amendment No. 1, dated as of October 5, 2006, to the Amended and Restated Rights Agreement, dated as of September 18, 2000, between Crown Castle International Corp. and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent

(m)	4.4	Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010 (including exhibits)

Exhibit Number		Exhibit Description

(m)	4.5	Supplemental Indenture, dated as of July 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 4% Convertible Senior Notes due 2010

(m)	4.6	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

(s)	4.7	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

(r)	4.8	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(r)	4.9	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(t)	4.10	Indenture Supplement, dated as of September 26, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

(v)	4.11	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(u)	4.12	Stockholders Agreement, dated as of October 5, 2006, by and among Fortress Pinnacle Investment Fund, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP, 222 Partners, LLC and Crown Castle International Corp.

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(j)	10.4	Crown Castle International Corp. 2001 Stock Incentive Plan

(k)	10.5	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

(l)	10.6	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland, E. Blake Hawk and Michael T. Schueppert

(cc)	10.7	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(l)	10.8	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(bb)	10.9	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended

(q)	10.10	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(q)	10.11	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

(q)	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of Jed P. Fawaz, James D. Young and James D. Cordes

(cc)	10.13	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young

(z)	10.14	Crown Castle International Corp. 2007 EMT Annual Incentive Plan

Exhibit Number		Exhibit Description

(ee)	10.15	Crown Castle International Corp. 2008 EMT Annual Incentive Plan

(ee)	10.16	Summary of Non-Employee Director Compensation

(r)	10.17	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(t)	10.18	Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(v)	10.19	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(r)	10.20	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(v)	10.21	Joinder to Cash Management Agreement, dated as of November 29, 2006, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, as Issuers, The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(r)	10.22	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

(w)	10.23	Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(aa)	10.24	First Amendment to Credit Agreement, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(dd)	10.25	Extension Agreement, dated as of December 15, 2007, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(x)	10.26	Stock Purchase Agreement, dated January 19, 2007, by and among Crown Castle International Corp., Fortress Pinnacle Investment Fund LLC, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners, LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International, Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP and 222 Partners, LLC

Exhibit Number		Exhibit Description

(y)	10.27	Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(aa)	10.28	Amendment to Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(aa)	10.29	Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(hh)	10.30	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined therein) and Towers Finco II LLC

(gg)	10.31	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004

(gg)	10.32	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003

(ll)	10.33	Management Agreement between Global Signal Acquisitions II LLC and Global Signal Services LLC, dated as of April 25, 2005

(kk)	10.34	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC

(gg)	10.35	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004

(gg)	10.36	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004

(hh)	10.37	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC

(ii)	10.38	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(jj)	10.39	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.40	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.41	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.42	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.43	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(jj)	10.44	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(kk)	10.45	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the borrowers (as defined therein) signatory thereto and Towers Finco III LLC

	11	Computation of Net Income (Loss) per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

Exhibit Number		Exhibit Description

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(ff)	99.1	Certificate of Merger, effective January 12, 2007, merging Global Signal Inc., a Delaware corporation, with and into CCGS Holdings LLC, a limited liability company organized under the State of Delaware.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on December 10, 1998.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on April 12, 1999.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on June 9, 1999.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 0-24737) on November 12, 1999.
(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 0-24737) for the quarter ended June 30, 2000.
(h)	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) on September 19, 2000.
(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 0-24737) for the year ended December 31, 2000.
(j)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.
(k)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.
(m)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 30, 2004.
(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-164441) on March 2, 2005.
(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.
(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.
(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.
(u)	Incorporated by reference to the exhibit previously filed by the registrant on Form 8-K (Registration No. 001-16441) on October 11, 2006.
(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.
(w)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.
(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 23, 2007.
(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.
(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2007.
(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.
(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.
(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 10, 2008.
(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2008
(ff)	Incorporated by reference to the exhibits in the Registration Statement on Form S-3 previously filed by the Registrant (Registration No. 333-140452).
(gg)	Incorporated by reference to the exhibits in the Registration Statement on Form S-11 previously filed by Global Signal Inc. (Registration No. 333-112839).
(hh)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on December 13, 2004.
(ii)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(jj)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
(kk)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on March 2, 2006.
(ll)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 10-K (Registration No. 001-32168) for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2008.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ W. BENJAMIN MORELAND
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2007 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 26th day of February, 2008.

Name	Title

/s/ JOHN P. KELLY John P. Kelly	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ W. BENJAMIN MORELAND W. Benjamin Moreland	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

/s/ DAVID C. ABRAMS David C. Abrams	Director

/s/ CINDY CHRISTY Cindy Christy	Director

/s/ ARI Q. FITZGERALD Ari Q. Fitzgerald	Director

/s/ ROBERT E. GARRISON II Robert E. Garrison II	Director

/s/ DALE N. HATFIELD Dale N. Hatfield	Director

/s/ LEE W. HOGAN Lee W. Hogan	Director

/s/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director

/s/ J. LANDIS MARTIN J. Landis Martin	Chairman of the Board

/s/ ROBERT F. MCKENZIE Robert F. McKenzie	Director