Form 10-Q
period 2008-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2008-05-02
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(Address of principal executives office) (Zip Code)

(713) 570-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at April 28, 2008: 282,426,666

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the SEC. Statements that are not historical facts are identified as forward-looking statements. Such statements include plans, projections and estimates contained in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk” herein. Words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under “Part II—Other Information, Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“2007 Form 10-K”) for the fiscal year ended December 31, 2007 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2007	March 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,245	$97,232
Restricted cash	165,556	175,880
Receivables, net of allowance for doubtful accounts of $6,684 and $6,579, respectively	37,134	35,331
Deferred site rental receivables	22,261	24,831
Prepaid expenses	72,518	92,353
Deferred income tax assets	113,492	109,141
Other current assets	11,049	8,592

Total current assets	497,255	543,360
Restricted cash	5,000	5,000
Deferred site rental receivables	127,388	134,453
Available-for-sale securities, net of unrealized gains (losses) of $-0- and $(13,704), respectively	60,085	46,381
Property and equipment, net	5,051,055	5,021,536
Goodwill	1,970,501	1,970,501
Other intangible assets, net	2,676,288	2,639,950
Deferred financing costs and other assets, net of accumulated amortization of $26,358 and $30,190, respectively	100,561	109,182

	$10,488,133	$10,470,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,366	$32,377
Deferred revenues	144,760	137,233
Other accrued liabilities	108,361	106,459
Short-term debt and current maturities of long-term debt	81,500	156,500

Total current liabilities	371,987	432,569
Long-term debt	5,987,695	5,986,978
Deferred ground lease payables	172,508	182,433
Deferred income tax liability	281,259	238,376
Other liabilities	193,975	270,011

Total liabilities	7,007,424	7,110,367

Commitments and contingencies (note 10)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2007 and March 31, 2008—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	313,798	314,030
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2007—282,507,106 and March 31, 2008—282,335,652	2,825	2,823
Additional paid-in capital	5,561,454	5,525,492
Accumulated other comprehensive income (loss)	26,166	(40,440)
Accumulated deficit	(2,423,534)	(2,441,909)

Total stockholders’ equity	3,166,911	3,045,966

	$10,488,133	$10,470,363

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2007	2008
Net revenues:
Site rental	$299,792	$345,033
Network services and other	15,917	25,588

	315,709	370,621

Operating expenses:
Costs of operations:(a)
Site rental	106,595	112,380
Network services and other	11,773	18,411
General and administrative	35,002	34,986
Asset write-down charges	1,352	1,304
Integration costs	8,848	2,504
Depreciation, amortization and accretion	138,693	132,033

	302,263	301,618

Operating income (loss)	13,446	69,003
Interest and other income (expense)	3,299	2,310
Interest expense and amortization of deferred financing costs	(82,015)	(89,145)

Income (loss) before income taxes and minority interests	(65,270)	(17,832)
Benefit (provision) for income taxes	22,162	4,659
Minority interests	217	—

Net income (loss)	(42,891)	(13,173)
Dividends on preferred stock	(5,201)	(5,202)

Net income (loss) after deduction of dividends on preferred stock	$(48,092)	$(18,375)

Net income (loss)	$(42,891)	$(13,173)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(372) and $-0-, respectively	(18,555)	(13,704)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $(1,704) and $32,105, respectively	7,863	(59,623)
Amounts reclassified into results of operations, net of taxes of $265 and $121, respectively	490	(224)
Foreign currency translation adjustments	3,837	6,945

Comprehensive income (loss)	$(49,256)	$(79,779)

Net income (loss) per common share—basic and diluted	$(0.18)	$(0.07)

Weighted-average common shares outstanding—basic and diluted (in thousands)	273,456	279,340

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(42,891)	$(13,173)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	138,693	132,033
Amortization of deferred financing costs and other non-cash interest	4,463	5,530
Stock-based compensation expense	5,550	6,155
Deferred income tax provision (benefit)	(22,906)	(6,308)
Other adjustments	1,890	230
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accounts payable	(1,883)	(5,165)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(31,283)	(17,936)
Decrease (increase) in receivables	14,185	1,979
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(17,062)	(35,553)

Net cash provided by (used for) operating activities	48,756	67,792

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	2,536	104
Payments for acquisitions (net of cash acquired) of businesses	(489,477)	—
Capital expenditures	(47,179)	(61,686)

Net cash provided by (used for) investing activities	(534,120)	(61,582)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	650,000	—
Proceeds from issuance of capital stock	5,576	946
Principal payments on long-term debt	—	(1,625)
Purchases of capital stock	(600,709)	(42,365)
Borrowings under revolving credit agreements	—	75,000
Incurrence of financing costs	(6,062)	(1,502)
Net decrease (increase) in restricted cash	(27,112)	(10,324)
Dividends on preferred stock	(4,969)	(4,969)

Net cash provided by (used for) financing activities	16,724	15,161

Effect of exchange rate changes on cash	460	616

Net increase (decrease) in cash and cash equivalents	(468,180)	21,987
Cash and cash equivalents at beginning of period	592,716	75,245

Cash and cash equivalents at end of period	$124,536	$97,232

See condensed notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(Tabular dollars in thousands, except per share amounts)

1.	General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2007, and related notes thereto, included in the 2007 Form 10-K filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission (“SEC”). All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The Company owns, operates and leases towers and other communications structures (collectively, “towers”). The Company’s primary business is the renting of antenna space to wireless communication companies under long-term contracts. To a lesser extent, the Company also provides complementary services to its customers including initial antenna installation and subsequent augmentation, site acquisition, site development and construction, network design and site selection, site management and other services. The Company’s assets are primarily located throughout the U.S. and Australia and to a much lesser extent in Puerto Rico, Canada and the U.K.

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2007 and 2008 and the consolidated cash flows for the three months ended March 31, 2007 and 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

The results of operations from the former subsidiaries of Global Signal Inc. are included in the consolidated statement of operations and comprehensive income (loss) from January 12, 2007. Unless indicted otherwise or the context otherwise requires, “Global Signal” refers to the former Global Signal Inc. and its subsidiaries which merged into a subsidiary of the Company on January 12, 2007. The integration of the Global Signal tower portfolio was completed during the first quarter of 2008.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended March 31, 2008.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Company’s 2007 Form 10-K with the exception of those disclosed below.

Fair Values. The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157 (“SFAS 157”) Fair Value Measurements. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The levels of the fair value hierarchy are described below:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, as well as inputs other than quoted prices that are observable for the asset or liability, such as interest rates.

•	Level 3 inputs are unobservable inputs and are not corroborated by market data.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are described below.

•	Market approach. Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach. Based on the amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach. Uses valuation techniques to convert future amounts to a single present amount based on market expectations.

The fair value of available-for-sale securities is based on quoted market prices. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value of cash and cash equivalents and restricted cash approximate the carrying value. There were no changes since December 31, 2007 in our valuation techniques used to measure fair values, with the exception of our consideration of the Company’s and the contract counterparty’s credit risk when measuring the fair value of interest rate swaps.

See notes 2 and 7 for a further discussion of fair values.

2.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 also requires the Company to consider its own credit risk when measuring the fair value of liabilities, including derivatives. The FASB amended SFAS 157 to exclude leases accounted for pursuant to SFAS 13 from its scope. On January 1, 2008, the Company adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See notes 1 and 7.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

In December 2007, the FASB issued SFAS 141(R), Business Combinations (revised 2007). SFAS 141(R) replaces Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect provision for income taxes. The provisions of SFAS 141(R) will be applied prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 141(R) on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for the Company on January 1, 2009 and early adoption is encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

3.	Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2007	March 31, 2008
Land	—	$414,871	$439,764
Buildings	40 years	32,681	32,961
Telecommunications towers	1-20 years	6,702,103	6,743,347
Transportation and other equipment	3-5 years	25,249	25,333
Office furniture and equipment	2-10 years	106,704	109,112
Construction in process	—	74,652	79,501

		7,356,260	7,430,018
Less: accumulated depreciation		(2,305,205)	(2,408,482)

		$5,051,055	$5,021,536

Depreciation expense for the three months ended March 31, 2007 and 2008 was $107.8 million and $95.7 million, respectively.

4.	Intangible Assets

As of March 31, 2008, $2.6 billion and $4.2 million of the intangible assets, subject to amortization, are recorded at CCUSA and CCAL, respectively. As of March 31, 2008, $2.5 billion of the consolidated net intangible assets relate to site rental contracts. As of March 31, 2008, the accumulated amortization on the consolidated intangible assets was $217.1 million. During the three months ended March 31, 2007 and 2008, the Company recorded amortization expense relating to intangible assets as an increase to “depreciation, amortization and accretion” of $30.4 million and $35.7 million, respectively, and an increase to “site rental costs of operations” of $1.0 million and $1.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

5.	Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date	Outstanding Balance as of December 31, 2007(c)	Outstanding Balance as of March 31, 2008(c)	Stated Interest Rate as of March 31, 2008(d)
Bank debt – variable rate:
2007 Revolver	Jan. 2007	Jan. 2009 (e)	$75,000	$150,000	6.0	%(f)
2007 Term Loans	Jan./March 2007	March 2014	645,125	643,500	4.2	%(f)

Total bank debt			720,125	793,500

Securitized debt – fixed rate:
2004 Mortgage Loan	Dec. 2004 (a)	Dec. 2009	287,609	288,366	4.7%
2006 Mortgage Loan	Feb. 2006 (a)	Feb. 2011	1,547,608	1,547,794	5.7%
2005 Tower Revenue Notes	June 2005	June 2035 (b)	1,900,000	1,900,000	4.9	%(b)
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036 (b)	1,550,000	1,550,000	5.7	%(b)

Total securitized debt			5,285,217	5,286,160

Convertible and other – fixed rate:
4% Convertible Senior Notes	July 2003	July 2010	63,802	63,767	4.0%
7.5% Senior Notes	Dec. 2003	Dec. 2013	51	51	7.5%

Total convertible and other			63,853	63,818

Total indebtedness			6,069,195	6,143,478

Less: current maturities and short-term debt			81,500	156,500

Non-current portion of long-term debt			$5,987,695	$5,986,978

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the completion of the Global Signal Merger.
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

(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan are net of unamortized purchase price adjustments of an aggregate $8.6 million and $7.7 million as of December 31, 2007 and March 31, 2008, respectively.
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

Interest Rate Swaps

The Company only enters into interest rate swaps to manage and reduce its interest rate risk, including (1) the use of forward starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated refinancings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company’s floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing.

The fair value of the interest rate swaps was a liability of $65.3 million and $158.2 million as of December 31, 2007 and March 31, 2008, respectively, is included in “other liabilities” and “other accrued liabilities” on the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Company’s consolidated balance sheet and predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve as of the measurement date. No interest rate swaps were settled during the three months ended March 31, 2008 with the exception of the quarterly settlement of the interest rate swap that fixed the interest rate on a portion of the 2007 Term Loans which resulted in a cash receipt of $1.1 million. The following is a summary of the outstanding interest rate swaps as of March 31, 2008.

Hedged Item	Combined Notional	Start Date	End Date	Pay Fixed Rate(a)	Receive Variable Rate
Variable to fixed – forward starting(b):
2004 Mortgage Loan anticipated refinancing	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing	1,900,000	June 2010	June 2015	5.2%	LIBOR
2006 Mortgage Loan anticipated refinancing	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(c)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Exclusive of any applicable credit spreads.
(b)

The forward starting interest rate swaps are cash flow hedges of the interest rate risk related to the variability in LIBOR on the anticipated refinancing of 96% of the outstanding debt as of March 31, 2008. On the respective effective dates (projected issuance dates), these interest rate swaps will be terminated and settled in cash.

(c)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).

6.	Stockholders’ Equity

In January 2008, the Company purchased 1.1 million shares of common stock in public market transactions, utilizing $42.0 million in cash.

During the three months ended March 31, 2008, the Company issued 32,977 shares of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense of $1.2 million.

See note 12 for information regarding stock-based compensation.

7.	Fair Value Disclosures

As discussed in notes 1 and 2, the Company adopted SFAS 157 on January 1, 2008 with the exception of a one-year deferral of implementation for certain non-financial assets and liabilities. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of March 31, 2008
	Level 1	Level 2		Level 3	Total
Cash and cash equivalents	$97,232	—		—	$97,232
Restricted cash	180,880	—		—	180,880
Available-for-sale securities(b)	46,381	—		—	46,381

	$324,493	—		—	$324,493

	Liabilities at Fair Value as of March 31, 2008
	Level 1	Level 2		Level 3	Total
Interest rate swaps	—	$158,169	(a)	—	$158,169

(a)	The amount of the liability on a cash settlement basis is $177.5 million as of March 31, 2008.
(b)	The fair value of the investment in FiberTower is approximately 77% of the current cost basis. This investment has been in the current unrealized loss position for less than three months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

8.	Income Taxes

For the three months ended March 31, 2008, the Company recorded a tax benefit of $4.7 million. The effective tax rate for the three months ended March 31, 2008 of 26% differs from the federal statutory rate primarily due to foreign losses for which no tax benefit was recognized and state taxes. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company expects the IRS examination of its U.S. federal return for 2004 to be completed during 2008. As a result, the Company expects the $74.9 million of unrecognized tax benefits will change and the change will impact the benefit (provision) for income taxes. Any adjustment to the unrecognized tax benefits as a result of the IRS examination cannot be estimated. However, the Company does not expect to make a significant cash payment.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2007	2008
Net income (loss)	$(42,891)	$(13,173)
Dividends on preferred stock	(5,201)	(5,202)

Net income (loss) applicable to common stock for basic and diluted computations	$(48,092)	$(18,375)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	273,456	279,340

Net income (loss) per common share—basic and diluted	$(0.18)	$(0.07)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses for all periods presented.

	As of March 31,
	2007	2008
	(In thousands of shares)
Options to purchase shares of common stock(a)	5,701	4,551
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	582	—
GSI Warrants to purchase shares of common stock at an exercise price of $5.30 per share	618	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Shares of restricted common stock (note 12)	2,536	3,115
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,892	5,888

Total potential common shares	23,954	22,179

(a)

As of March 31, 2008, outstanding stock options include (1) less than 0.1 million options at exercise prices ranging from $1.74 to $5.00 per share and a weighted-average exercise price of $2.34 per share, (2) 4.5 million options at exercise prices ranging from $5.01 to $34.50 per share and a weighted-average exercise price of $16.84 per share, and (3) less than 0.1 million options at exercise prices ranging from $34.51 to $39.75 per share and a weighted-average exercise price of $37.58 per share. The options outstanding as of March 31, 2008 have a weighted-average remaining contractual term of 2.4 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

10.	Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business along with a derivative lawsuit as described below. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, or losses if any. Management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five stockholder derivative lawsuits filed in 2006. The lawsuit names various of the Company’s current and former directors and officers. The lawsuit makes allegations relating to the Company’s historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC.

11.	Operating Segments

The Company’s reportable operating segments for the three months ended March 31, 2008 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

There are no significant revenues resulting from transactions between the Company’s operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated totals.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$284,752	$15,040	$—	$299,792	$323,748	$21,285	$—	$345,033
Network services and other	14,146	1,771	—	15,917	23,834	1,754	—	25,588

	298,898	16,811	—	315,709	347,582	23,039	—	370,621

Costs of operations:(a)
Site rental	101,878	4,717	—	106,595	106,432	5,948	—	112,380
Network services and other	10,650	1,123	—	11,773	17,359	1,052	—	18,411
General and administrative	31,333	3,669	—	35,002	31,032	3,954	—	34,986
Asset write-down charges	1,352	—	—	1,352	1,304	—	—	1,304
Integration costs	8,848	—	—	8,848	2,504	—	—	2,504
Depreciation, amortization and accretion	132,333	6,360	—	138,693	124,810	7,223	—	132,033

Operating income (loss)	12,504	942	—	13,446	64,141	4,862	—	69,003
Interest and other income (expense)	4,036	165	(902)	3,299	7,425	258	(5,373)	2,310
Interest expense and amortization of deferred financing costs	(81,173)	(1,744)	902	(82,015)	(88,293)	(6,225)	5,373	(89,145)
Benefit (provision) for income taxes	22,252	(90)	—	22,162	5,185	(526)	—	4,659
Minority interests	22	195	—	217	—	—	—	—

Net income (loss)	$(42,359)	$(532)	$—	$(42,891)	$(11,542)	$(1,631)	$—	$(13,173)

Capital expenditures	$44,666	$2,513	$—	$47,179	$60,076	$1,610	$—	$61,686

Total assets (at period end)					$10,429,620	$291,699	$(250,956)	$10,470,363

(a)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2007 and 2008.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(42,359)	$(532)	$—	$(42,891)	$(11,542)	$(1,631)	$—	$(13,173)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1,352	—	—	1,352	1,304	—	—	1,304
Integration costs(a)	8,848	—	—	8,848	2,504	—	—	2,504
Depreciation, amortization and accretion	132,333	6,360	—	138,693	124,810	7,223	—	132,033
Interest and other income (expense)	(4,036)	(165)	902	(3,299)	(7,425)	(258)	5,373	(2,310)
Interest expense and amortization of deferred financing costs	81,173	1,744	(902)	82,015	88,293	6,225	(5,373)	89,145
(Benefit) provision for income taxes	(22,252)	90	—	(22,162)	(5,185)	526	—	(4,659)
Minority interests	(22)	(195)	—	(217)	—	—	—	—
Stock-based compensation charges(b)	3,586	1,333	—	4,919	5,418	737	—	6,155

Adjusted EBITDA	$158,623	$8,635	$—	$167,258	$198,177	$12,822	$—	$210,999

(a)	Including stock-based compensation expense.
(b)	Exclusive of charges included in integration costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

12.	Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the three months ended March 31, 2008 is as follows:

Three Months Ended March 31, 2008
(In thousands of shares)
Shares outstanding at December 31, 2007	2,255
Shares granted(a)	890
Shares vested	(26)
Shares forfeited	(4)

Shares outstanding at March 31, 2008	3,115

(a)	Weighted-average grant-date fair value of $29.55 per share and a weighted-average requisite service period of 2.8 years.

In February 2008, the Company granted 0.6 million restricted stock awards with a market condition that generally results in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.50 per share for a period of 20 consecutive trading days beginning on or before February 21, 2011. The weighted-average assumptions used in the determination of the grant date fair value for the awards with market conditions granted in the three months ended March 31, 2008 were as follows:

Risk-free rate	2.4%
Expected volatility	27%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $4.0 million and $4.2 million for the three months ended March 31, 2007 and 2008, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of March 31, 2008 is $39.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense from continuing operations. For the three months ended March 31, 2008, the Company recorded tax benefits of $1.9 million related to stock-based compensation expenses.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$66	$—	$66	$298	$—	$298
Network services and other costs of operations	69	—	69	133	—	133
General and administrative expenses	3,451	1,333	4,784	4,987	737	5,724
Integration costs	631	—	631	—	—	—

	$4,217	$1,333	$5,550	$5,418	$737	$6,155

13.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2007	2008
Supplemental disclosure of cash flow information:
Interest paid	$67,651	$82,385
Income taxes paid	393	939

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax	(18,555)	(13,704)
Adjustment to carrying value of land purchased for unamortized straight-line lease expense and above-market deferred credits	—	1,972
Common stock issued and assumption of warrants and restricted common stock in connection with the Global Signal Merger	3,373,907	—
Common stock issued in connection with the conversion of debt	37	35
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 5)	7,863	(50,698)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” included in our 2007 Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in our 2007 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms “we,” “our,” “our company,” “the company,” or “us” as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries, including Global Signal Inc. and its former subsidiaries following completion of the Global Signal Merger. Global Signal has been included in our consolidated statement of operations and comprehensive income (loss) from January 12, 2007.

General Overview

Overview

We own, operate and lease over 23,000 towers for wireless communications. Revenues generated from our core site rental business represented 93% of our first quarter 2008 consolidated revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.

The following are certain highlights of our business fundamentals:

•	potential growth resulting from wireless network expansion;

•	site rental revenues under long-term leases with contracted escalations;

•	revenues predominately from large wireless carriers;

•	majority of land under our towers under long-term control;

•	relatively fixed tower operating costs;

•	high incremental margins and cash flows on organic revenue growth;

•	minimal sustaining capital expenditure requirements;

•	majority of our outstanding debt rated investment grade and have fixed rate coupons; and

•	significant cash flows from operations.

Our strategy is to increase long-term stockholder value by translating anticipated future growth in our core site rental business into growth in our results of operations on a per share basis. The key elements of our strategy are:

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

The following is a discussion of certain recent events which may impact our business or the wireless communications industry:

•	Consumers increased their use of wireless voice and data services according to the CTIA U.S. wireless industry survey issued on April 1, 2008.

¡	Minutes of use exceeded two trillion for 2007, which represented a year-over-year increase of nearly 18%;

¡	Wireless data service revenues for 2007 were more than $23 billion, which represents a year-over-year increase of 53%; and

¡	Wireless users totaled 255.4 million as of December 31, 2007, which represents a year-over-year increase of 22.4 million subscribers, or 10%.

•

The auction of spectrum licenses in the FCC 700 MHz Band Auction No. 73 was completed in March 2008 for aggregate bids of $19.6 billion. Verizon Wireless and AT&T accounted for nearly 85% of the dollar value of net bids. One block of the spectrum auctioned included a provision that the carrier provide open access to the network (i.e. to any applications and any devices), which could encourage more innovation. We expect this spectrum auction, FCC Advanced Wireless Services Auction No. 66, and future spectrum auctions should enable next generation networks.

•

The credit crisis continued to result in a lack of liquidity in the general credit markets. There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any refinancing. See “MD&A—Liquidity and Capital Resources.”

•

Many commentators have expressed uncertainty about the direction and relative strength of the U.S. economy. A slowdown in demand for wireless communications or our towers may have an adverse effect on us. Currently, we have not experienced a slowdown in new leasing of our towers.

Consolidated Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and our 2007 Form 10-K. The following discussion of our results of operations is based on our consolidated financials statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see “MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” and note 1 to our consolidated financial statements on our 2007 Form 10-K).

The addition or disposition of towers affects the year-to-year comparability of our operating results due to the fact that our results only include these towers following the date of their addition or disposition. On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations after the Global Signal Merger. The Global Signal Merger nearly doubled our tower portfolio and impacted the comparability of our results of operations between the first quarters of 2007 and 2008.

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008		Percent Change
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(In thousands of dollars)
Net revenues:
Site rental	$299,792	95%	$345,033	93%	15%
Network services and other	15,917	5%	25,588	7%	61%

	315,709	100%	370,621	100%	17%

Operating expenses:
Costs of operations(a):
Site rental	106,595	36%	112,380	33%	5%
Network services and other	11,773	74%	18,411	72%	56%

Total costs of operations	118,368	38%	130,791	35%	11%
General and administrative	35,002	11%	34,986	9%	—
Asset write-down charges	1,352	—	1,304	—	(4)%
Integration costs	8,848	3%	2,504	1%	(72)%
Depreciation, amortization and accretion	138,693	44%	132,033	36%	(5)%

Operating income (loss)	13,446	4%	69,003	19%	413%
Interest and other income (expense)	3,299	1%	2,310	1%	(30)%
Interest expense and amortization of deferred financing costs	(82,015)	(26)%	(89,145)	(25)%	9%

Income (loss) before income taxes and minority interests	(65,270)	(21)%	(17,832)	(5)%	73%
Benefit (provision) for income taxes	22,162	7%	4,659	1%	(79)%
Minority interests	217	—	—	—	*

Net income (loss)	$(42,891)	(14)%	$(13,173)	(4)%	69%

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

First Quarter 2007 and 2008. Our consolidated results of operations for the first quarter of 2007 and 2008, respectively, predominately consist of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 94% and 93% of consolidated gross margins, and (3) 99% and 88% of consolidated net loss. Our operating segment results, including CCUSA, are discussed below (see “MD&A—Results of Operations—Comparison of Operating Segments”).

Net revenues for the first quarter of 2008 increased by $54.9 million, or 17%, from the same period in the prior year, of which site rental revenues represented 82% of the overall increase. This increase in site rental revenues was predominately driven by (1) tenant additions across our entire tower portfolio and (2) the impact of owning the Global Signal towers from January 12, 2007 for the first quarter of 2007 compared to the entire period for the first quarter of 2008. Tenant additions were influenced by the continued growth in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for the first quarter of 2008 increased by $39.5 million, or 20%, from the same period in the prior year. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

Site rental gross margins were affected by the non-cash portions of site rental revenues, ground lease expenses, stock-based compensation expenses for those employees directly related to U.S. tower operations and the amortization of below-market and above-market leases. The following is a summary of the components of the non-cash portions of our site rental gross margins.

	Three Months Ended March 31,
	2007	2008
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$10,613	$10,533
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(10,727)	(10,239)
Stock-based compensation expenses	(66)	(298)
Net amortization of below-market and above-market leases	92	132

	$(88)	$128

Our net loss for the first quarter of 2008 decreased by $29.7 million from the same period in the prior year, primarily due to the incremental gross margin from growth in our site rental business.

Comparison of Operating Segments

Our reportable operating segments for the first quarter of 2008 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 11 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) to Adjusted EBITDA.

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

CCUSA — First Quarter 2007 and 2008

Net revenues for the first quarter of 2008 increased by $48.7 million, or 16%, from the same period in the prior year. This increase in net revenues resulted from an increase in site rental revenues of $39.0 million, or 14%, for the same period. The increase was primarily driven by (1) new tenant additions across our entire portfolio and (2) owning the Global Signal towers from January 12, 2007 for the first quarter of 2007 compared to the entire period for the first quarter of 2008. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., a significant amount of our tenant additions during the first quarter of 2008 were from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

Network services and other revenues for the first quarter of 2008 increased by $9.7 million, or 68%, from the same period in the prior year. The increase in network services and other revenues was as a result of performing services on a larger portfolio of towers as a result of the Global Signal Merger. Global Signal did not operate a network services business, so the network services and other revenues performed on the Global Signal towers increased since the first quarter of 2007 as we began marketing services for those towers.

Site rental gross margins for the first quarter of 2008 increased by $34.4 million, or 19%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 14% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for first quarter of 2008 increased by three percentage points, to 67%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower.

General and administrative expenses for the first quarter of 2008 decreased by $0.3 million, or 1%, from the same period in the prior year and decreased to 9% of net revenues from 10%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 12 to our condensed consolidated financial statements. The decrease in general and administrative expenses in nominal dollars and as a percentage of net revenues was driven by cost savings from synergies and efficiencies achieved from operating a larger tower portfolio as a result of the integration of the Global Signal towers.

Adjusted EBITDA for the first quarter of 2008 increased by $39.6 million, or 25%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

For the first quarter of 2008, integration costs decreased by $6.3 million, or 72%, from the same period in the prior year. The integration costs were related to the Global Signal Merger and included, among other things, expenses for retention bonus obligations with employees of the former Global Signal, costs for contracted employees directly related to the integration and stock-based compensation charges with respect to restricted stock awards assumed in the Global Signal Merger. We completed the integration of the Global Signal tower portfolio during the first quarter of 2008.

Depreciation, amortization and accretion for the first quarter of 2008 decreased by $7.5 million, or 6%, from the same period in the prior year. The depreciation expense on the towers acquired from Global Signal for the first quarter of 2007 was inclusive of $14.6 million related to towers with useful lives (as defined) less than one year. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options).

Interest expense and amortization of deferred financing costs for the first quarter of 2008 increased by $7.1 million, or 9%, from the same period in the prior year. This increase for the first quarter of 2008 was primarily attributable to additional indebtedness of approximately $2.6 billion from December 31, 2006 to March 31, 2008. The components of the increase in indebtedness primarily include (1) the mortgage loans ($1.8 billion) that remained outstanding as obligations after the Global Signal Merger, (2) the issuance of term loans ($650.0 million) during the first half of 2007, and (3) borrowings under our revolving credit facility ($150.0 million). Consistent with our strategy to efficiently allocate capital, the proceeds from the issuance of term loans and borrowings under our revolving credit facility were used primarily to fund purchases of our common stock. See “MD&A—Liquidity and Capital Resources.”

The benefit (provision) for income taxes for the first quarter of 2008 was a benefit of $5.2 million representing a decrease of $17.1 million from the same period in the prior year. The effective tax rate for the first quarter of 2008 was 31% compared to 34% in the same period of the prior year. The effective tax rate differs from the federal statutory rate primarily due to state taxes. See also note 8 to our condensed consolidated financial statements for a discussion of our pending IRS examination.

Net income (loss) for the first quarter of 2008 was a loss of $11.5 million representing a reduction in the loss of $30.8 million from the same period in the prior year. The reduction in the loss was primarily due to the increase in Adjusted EBITDA of $39.6 million that primarily resulted from growth in our site rental business.

CCAL — First Quarter 2007 and 2008

The increases and decreases between the first quarter of 2007 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate for the first quarter of 2008 was approximately 0.906, an increase of 15% from approximately 0.786 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first quarter of 2008 increased by $6.2 million, or 37%, from the same period in the prior year. The increase in total net revenues was due to growth in site rental revenues primarily related to (1) a fee of $2.7 million related to a shortfall in a customer’s annual contractually committed number of site licenses, (2) exchange rate fluctuations, and (3) tenant additions on our towers. Tenant additions were influenced by the continued development of several 3G and wireless broadband networks in Australia.

Adjusted EBITDA for the first quarter of 2008 increased by $4.2 million, or 48%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. Site rental gross margins increased by $5.0 million, or 49%, to 72% of site rental revenues, for the first quarter of 2008, from $10.3 million, or 69% of site rental revenues for the first quarter of 2007.

Net income (loss) for the first quarter of 2008 was a loss of $1.6 million, representing an increase in the loss of $1.1 million from the first quarter of 2007. The increase in net loss was primarily driven by a $4.5 million increase in interest expense and amortization of deferred financing costs as a result of an inter-company borrowing between segments, partially offset by the same factors that drove the improvement in Adjusted EBITDA and site rental revenues. The inter-company borrowing primarily related to the capital return in May 2007 to increase the leverage of the CCAL business.

Liquidity and Capital Resources

Overview

Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash flows from operations have been sufficient to fund our cash interest payments and sustaining capital expenditures. We expect our cash flows from operations over the next 12 months will be sufficient to cover our debt service obligations (principal payments and cash interest) and our sustaining capital expenditures, including maintenance activities on our towers. We expect to fund our discretionary investments with cash on hand, operating cash flows, borrowings under our existing revolving credit facility and potential future debt financings. In the case of funding acquisitions, we also may utilize issuances of our common stock. In addition, we expect to continue to increase our debt in nominal dollars if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriately leveraged to drive long-term stockholder value. The amount of future debt financings is influenced by such factors as (1) our belief in the potential long-term return of our previously mentioned discretionary investments, (2) self-imposed limits such as our targeted leverage ratio of generally six to eight times Adjusted EBITDA and interest coverage ratio of generally two times Adjusted EBITDA, (3) our restrictive debt covenants, discussed further below, and (4) the availability of financing at attractive rates, particularly in light of the current crisis in the credit markets.

As of March 31, 2008, we had consolidated cash and cash equivalents of $97.2 million (exclusive of restricted cash), consolidated debt of $6.1 billion, consolidated redeemable preferred stock of $314.0 million and consolidated stockholders equity of $3.0 billion. As of April 28, 2008, we currently have $100.0 million of available borrowings under our revolving credit facility that matures in January 2009.

As of March 31, 2008, our outstanding debt has a weighted-average interest rate of 5.2% and predominately consists of $5.3 billion of tower revenue notes and mortgage loans that are securitized by the cash flows from the vast majority of our CCUSA towers, as well as $643.5 million of term loans due in 2014. We anticipate refinancing the tower revenue notes and mortgage loans with new debt similar to our existing tower revenue notes on or before the anticipated repayment dates occurring between December 2009 and November 2011. Our mortgage loans have contractual maturities in December 2009 and February 2011. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors such as, our ability to generate cash flows on our existing towers and the state of the capital markets. See “MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2007	2008	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$48,756	$67,792	$19,036
Investing activities	(534,120)	(61,582)	472,538
Financing activities	16,724	15,161	(1,563)
Effect of exchange rate changes on cash	460	616	156

Net increase (decrease) in cash and cash equivalents	$(468,180)	$21,987	$490,167

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the three months ended March 31, 2008 of $19.0 million, or 39%, from 2007 was primarily due to growth in our site rental business. Net cash provided by operating activities is inclusive of prepayments for long-term easements and ground leases for land under our towers. These prepayments are part of our efforts to renegotiate and extend the terms of our interests in the land under our towers. We expect to continue to grow our net cash provided by operating activities during 2008, primarily as a result of anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred revenues, prepaid ground leases and accrued interest, can have a significant impact on our net cash from operating activities for interim periods largely due to the timing of payments.

Cash Flows from Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Three Months Ended March 31,
	2007	2008	Change
	(In thousands of dollars)
Land purchases	$26,033	$27,047	$1,014
Construction or purchases of towers	5,397	13,969	8,572
Modeo	1,884	—	(1,884)
Sustaining	2,844	3,760	916
Tower improvements and other	11,021	16,910	5,889

Total	$47,179	$61,686	$14,507

Total capital expenditures for the three months ended March 31, 2008 increased by $14.5 million, or 31%, from the same period in the prior year, predominately related to (1) an increase in our construction and purchase of towers and (2) revenue generating investments in our CCUSA tower portfolio. The land purchases related to our ongoing efforts to purchase the land under our towers.

Consistent with our plan to continue to invest our available cash on hand, anticipated cash flows from operations and cash flows from borrowings in discretionary investments, we expect total capital expenditures, exclusive of tower purchases, for 2008 will be equal to, or modestly greater than, 2007 (primarily as a result of anticipated increases in purchases of land under towers and new tower construction). In general, other than sustaining capital expenditures, our decisions regarding capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. Such decisions are influenced by the availability of capital and expected returns on alternative investments. The amount of tower purchases can vary from period to period and may influence the amount of our 2008 capital expenditures. We expect that most if not all of our capital expenditures for 2008 will be funded from cash flows from operations.

Acquisition of Global Signal. On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations after the Global Signal Merger. As a result of the completion of the Global Signal Merger, we issued approximately 98.1 million shares of common stock and paid the maximum cash consideration of $550 million to the stockholders of Global Signal. See our 2007 Form 10-K for a further discussion of the Global Signal Merger.

FiberTower Investment. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our available-for-sale investment in FiberTower.

Cash Flows from Financing Activities

Consistent with our strategy to allocate our capital to drive long-term stockholder value, our financing activities for the first quarter of 2008 are largely related to purchases of our common stock and additional borrowings. The following is a summary of the significant financing transactions completed in 2008.

2007 Credit Agreement. In January 2008, we extended the maturity of our revolving credit facility until January 2009. This one-year extension did not result in any other changes to the revolving credit facility including any changes to our credit spreads. We currently have $150.0 million outstanding under the revolving credit facility. Availability under the revolving credit facility at any time will be determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio.

Common Stock Activity. A summary of common stock activity for the three months ended March 31, 2008 is as follows:

Three Months Ended March 31,
2008
(In thousands of shares)
Shares outstanding at beginning of period	282,507
Restricted stock awards granted	890
Common stock purchased	(1,145)
Stock options exercised	51
Other activity	33

Shares outstanding at end of period	282,336

During the first quarter of 2008, we continued our practice of opportunistically purchasing our common stock in furtherance of our strategy of seeking long-term growth in our results of operations on a per share basis. During the first quarter of 2008, we purchased 1.1 million shares of our common stock for approximately $42.4 million in cash (or an average price of $36.99 per share). The cash to fund the common stock purchases was predominately from borrowings under our revolving credit facility. These purchases of our common stock to reduce our actual shares of common stock outstanding have a short-term dilutive impact on our results due to the increased interest expense on the related additional borrowings. However, we believe these actions will drive long-term stockholder value and better position us to translate potential future growth in our site rental business into growth of our operating results on a per share basis. We expect to continue to opportunistically purchase our common stock from time to time.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 5 to the condensed consolidated financial statements.

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

Compliance with Debt Covenants. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. See our 2007 Form 10-K for further discussion of our debt covenants.

Factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations. If our subsidiaries that issued the tower revenue notes and mortgage loans were to default on the debt, the trustee could seek to foreclose upon or otherwise convert the ownership of the securitized towers, in which case we could lose the towers and the revenues associated with the towers. We are currently in compliance with our debt covenants; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants.

Financial Performance of Our Subsidiaries. A factor affecting our continued generation of cash flows from operating activities is our ability to maintain our existing recurring site rental revenues and to convert those revenues into operating cash flows by efficiently managing our operating costs. Our ability to service (pay principal and cash interest) or refinance our current debt obligations and obtain additional debt will depend on our future financial performance, which, to a certain extent, is subject to various factors that are beyond our control as discussed further herein and in “Item 1A. Risk Factors” on our 2007 Form 10-K.

Levels of Indebtedness and Debt Service Requirements. Our ability to obtain cash financing in the form of debt instruments, preferred stock or common stock in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, wireless carrier consolidation or network sharing, new technologies, our financial performance and the state of the capital markets. We anticipate refinancing the majority, if not all, of our debt and redeemable preferred stock within the next five years. There can be no assurances we will be able to effect this anticipated financing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. If we are unable to refinance or renegotiate our debt, our debt service requirements may significantly increase in the future.

The current credit crisis has resulted in a widening of credit spreads for us. However, there has recently been a general decrease in LIBOR corresponding with the challenges of the credit market. Currently, the negative impact of widening credit spreads has been somewhat mitigated by a general decrease in LIBOR. By the end of 2011, we expect to refinance our outstanding indebtedness and have entered into interest rate swaps to manage and reduce our interest rate risk on this anticipated refinancing. As we refinance or borrow additional debt, changes in our credit spreads may impact our interest expense and interest coverage ratios.

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2007 are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our condensed consolidated financial statements in our 2007 Form 10-K. The critical accounting policies and estimates for the three months ended March 31, 2008 have not changed from the critical accounting policies for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See note 7 to our condensed consolidated financial statements.

See note 2 to our condensed consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 11 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. As of March 31, 2008, we had $793.5 million (approximately 13% of total debt) of floating rate indebtedness, of which $625.0 million is effectively locked through an interest rate swap at a fixed rate until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve-month period would increase our interest expense by approximately $1.7 million after giving affect to our interest rate swaps. In addition, we anticipate refinancing the majority, if not all, of our debt within the next five years.

We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. We do not enter into interest rate swaps for speculative or trading purposes. Our interest rate swaps call for us to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing. See note 5 to our condensed consolidated financial statements and the tables below.

The fair value of interest rate swaps are determined using the income approach and are predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve as of the measurement date. As a result, a hypothetical 10% decrease in the prevailing LIBOR yield curve as of March 31, 2008 would increase the liability for our swaps by approximately $88 million.

The following tables provide information about our market risk related to changes in interest rates. The expected future principal payments, weighted-average interest rates and the interest rate swaps are presented as of March 31, 2008. See note 5 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by Expected Year of Maturity
	2008	2009		2010	2011	2012	Thereafter	Total		Fair Value
	(Dollars in thousands)
Debt:
Fixed rate(a)(b)	$—	$293,825		$1,963,767	$3,100,000	$—	$51	$5,357,643		$5,337,375
Average interest rate(a)	—	4.7%		4.9%	5.7%	—	7.5%	5.3%

Variable rate(c)	$4,875	$156,500		$6,500	$6,500	$6,500	$612,625	$793,500		$745,238
Average interest rate(d)	4.2%	5.9%		4.2%	4.2%	4.2%	4.2%	4.5%

	Notional Amounts and Interest Rates by Contractual Year of Maturity
	2008	2009		2010	2011	2012	Thereafter	Total		Fair Value
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed—Forward starting(e)	$—	$293,825		$1,900,000	$3,100,000	$—	$—	$5,293,825		$(139,353)
Average Fixed Rate(f)	—	5.1%		5.2%	5.2%	—	—	5.2%

Variable to Fixed	$—	$625,000	(d)	$—	$—	$—	$—	$625,000	(d)	$(18,817)
Average Fixed Rate(f)	—	4.1	%(d)	—	—	—	—	4.1	%(d)

(a)	The average interest rate represents the weighted-average stated coupon rate.
(b)

The tower revenue notes are presented assuming we elect to repay in full on the anticipated repayment dates (five years from original issuance). If the tower revenue notes are not repaid in full by their anticipated repayment dates then our interest rates substantially increase and monthly principal payments commence.

(c)	Our variable rate debt consists of $150.0 million outstanding under our revolving credit facility and $643.5 million outstanding under our term loans.
(d)

The interest rate on our revolving credit facility and term loans represents the rates in effect as of March 31, 2008, exclusive of the effect of our interest rate swaps. The interest rate on $625.0 million of the 2007 term loans has effectively been converted to a fixed rate of 4.1% until December 2009 through interest rate swaps.

(e)

These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR for a five year period on the expected future refinancing of 99% of our fixed rate debt. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which they will be terminated and settled in cash. See note 5 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.

(f)	Exclusive of any applicable credit spreads.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of April 28, 2008, the fair value of our investment in FiberTower was $41.6 million (at $1.58 per FiberTower share) and the unrealized loss was $18.4 million. As of March 31, 2008, the unrealized loss was recorded in “accumulated other comprehensive income (loss).” During 2007, we recorded an impairment charge to write-down the value of this investment, and we may record additional impairment charges in the future if the decline in value is deemed other-than-temporary. Our potential future impairment charges are limited to our current cost basis of $60.1 million.

Foreign Currency Risk

Our business activities in Australia, Canada and the U.K., expose us to fluctuations in foreign currency exchange rates. The vast majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. CCAL represented 6% of our consolidated revenues for the first quarter of 2008 and 3% of consolidated total assets as of March 31, 2008. As a result of CCAL’s transactions being denominated and settled in the Australian dollars, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. We do not currently believe our financial instruments (exclusive of those deemed a long-term investment) denominated in foreign currencies expose us to material foreign currency exchange risk based on the estimated impact of a hypothetical 15% unfavorable change in currency exchange rates. As of March 31, 2008, the Company had approximately $20.1 million (U.S. dollar equivalent) in cash and cash equivalents denominated in Australian dollars.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2007 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 – January 31, 2008	(1,136)	$36.99	—	—
February 1 – February 29, 2008	—	—	—	—
March 1 – March 31, 2008	—	—	—	—

Total	(1,136)	$36.99	—	—

We paid $42.0 million in cash or approximately $36.99 per share to effect these purchases.

ITEM 6.	EXHIBITS

Exhibit No.		Description
(a)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b)	10.1	Extension Agreement dated as of December 15, 2007, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent

(c)	10.2	Crown Castle International Corp. 2008 EMT Annual Incentive Plan

(c)	10.3	Summary of Non-Employee Director Compensation

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 10, 2008.
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: May 2, 2008	By:	/s/ W. Benjamin Moreland
W. Benjamin Moreland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2008	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)