Form 10-Q
period 2008-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2008-08-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at July 28, 2008: 286,116,128

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

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under “Part II-Other Information, Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“2007 Form 10-K”) for the fiscal year ended December 31, 2007 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2007	June 30, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,245	$98,754
Restricted cash	165,556	180,638
Receivables, net of allowance for doubtful accounts of $6,684 and $5,641, respectively	37,134	30,157
Deferred site rental receivables	22,261	28,464
Prepaid expenses	72,518	81,589
Deferred income tax assets	113,492	110,140
Other current assets	11,049	9,532

Total current assets	497,255	539,274
Restricted cash	5,000	5,000
Deferred site rental receivables	127,388	140,037
Available-for-sale securities, net of unrealized gains (losses) of $-0- and $(23,191), respectively	60,085	36,894
Property and equipment, net	5,051,055	5,061,982
Goodwill	1,970,501	1,970,501
Other intangible assets, net	2,676,288	2,609,636
Deferred financing costs and other assets, net of accumulated amortization of $26,358 and $34,032, respectively	100,561	114,496

	$10,488,133	$10,477,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,366	$33,153
Deferred revenues	144,760	155,298
Other accrued liabilities	108,361	90,416
Short-term debt and current maturities of long-term debt	81,500	156,500

Total current liabilities	371,987	435,367
Long-term debt	5,987,695	5,986,245
Deferred ground lease payables	172,508	189,763
Deferred income tax liability	281,259	196,518
Other liabilities	193,975	181,212

Total liabilities	7,007,424	6,989,105

Commitments and contingencies (note 11)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2007 and June 30, 2008-6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	313,798	314,262
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2007-282,507,106 and June 30, 2008-282,655,150	2,825	2,827
Additional paid-in capital	5,561,454	5,535,860
Accumulated other comprehensive income (loss)	26,166	22,537
Accumulated deficit	(2,423,534)	(2,386,771)

Total stockholders’ equity	3,166,911	3,174,453

	$10,488,133	$10,477,820

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net revenues:
Site rental	$322,336	$348,523	$622,128	$693,556
Network services and other	20,534	30,990	36,451	56,578

	342,870	379,513	658,579	750,134

Operating expenses:
Costs of operations:(a)
Site rental	112,166	113,746	218,761	226,126
Network services and other	14,679	21,820	26,452	40,231
General and administrative	36,327	38,492	71,329	73,478
Asset write-down charges	3,391	4,993	4,743	6,297
Integration costs	5,069	—	13,917	2,504
Depreciation, amortization and accretion	133,324	131,896	272,017	263,929

	304,956	310,947	607,219	612,565

Operating income (loss)	37,914	68,566	51,360	137,569
Interest and other income (expense)	2,906	206	6,205	2,516
Interest expense and amortization of deferred financing costs	(88,790)	(88,757)	(170,805)	(177,902)

Income (loss) before income taxes and minority interests	(47,970)	(19,985)	(113,240)	(37,817)
Benefit (provision) for income taxes	15,620	80,324	37,782	84,983
Minority interests	(390)	—	(173)	—

Net income (loss)	(32,740)	60,339	(75,631)	47,166
Dividends on preferred stock	(5,202)	(5,201)	(10,403)	(10,403)

Net income (loss) after deduction of dividends on preferred stock	$(37,942)	$55,138	$(86,034)	$36,763

Net income (loss)	$(32,740)	$60,339	$(75,631)	$47,166
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $7,932, $-0-, $7,560 and $-0-, respectively	(14,732)	(9,487)	(33,287)	(23,191)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $33,155, $33,088, $31,451 and $983, respectively	61,572	61,450	69,435	1,827
Amounts reclassified into results of operations, net of taxes of $264, $1,059, $529 and $938, respectively	491	1,966	981	1,742
Foreign currency translation adjustments	8,495	9,048	12,332	15,993

Comprehensive income (loss)	$23,086	$123,316	$(26,170)	$43,537

Net income (loss) per common share:
Basic	$(0.13)	$0.20	$(0.31)	$0.13
Diluted	$(0.13)	$0.19	$(0.31)	$0.13
Weighted-average common shares outstanding (in thousands):
Basic	282,025	279,428	277,741	279,384
Diluted	282,025	288,427	277,741	288,242

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(75,631)	$47,166
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	272,017	263,929
Amortization of deferred financing costs and other non-cash interest	9,260	11,070
Stock-based compensation expense	12,391	13,714
Deferred income tax provision (benefit)	(39,621)	(83,312)
Other adjustments	6,426	7,039
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accounts payable	(6,094)	(4,597)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(44,078)	(1,596)
Decrease (increase) in receivables	12,879	7,602
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(28,811)	(44,904)

Net cash provided by (used for) operating activities	118,738	216,111

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	2,782	1,117
Payments for acquisitions (net of cash acquired) of businesses	(489,477)	—
Capital expenditures	(124,925)	(202,434)
Investments and loans	(500)	—

Net cash provided by (used for) investing activities	(612,120)	(201,317)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	650,000	—
Proceeds from issuance of capital stock	13,334	6,506
Principal payments on long-term debt	—	(3,250)
Purchases of capital stock	(601,352)	(44,338)
Borrowings under revolving credit agreements	—	75,000
Incurrence of financing costs	(8,779)	(1,538)
Net decrease (increase) in restricted cash	(14,138)	(15,082)
Dividends on preferred stock	(9,940)	(9,939)
Capital distribution to minority interest holders of CCAL	(37,196)	—

Net cash provided by (used for) financing activities	(8,071)	7,359

Effect of exchange rate changes on cash	1,169	1,356

Net increase (decrease) in cash and cash equivalents	(500,284)	23,509
Cash and cash equivalents at beginning of period	592,716	75,245

Cash and cash equivalents at end of period	$92,432	$98,754

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2008, the consolidated results of operations for the three and six months ended June 30, 2007 and 2008 and the consolidated cash flows for the six months ended June 30, 2007 and 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the six months ended June 30, 2008.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

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

See notes 2 and 8 for a further discussion of fair values.

2.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 also requires the Company to consider its own credit risk when measuring the fair value of liabilities, including derivatives. The FASB amended SFAS 157 to exclude leases accounted for pursuant to SFAS 13 from its scope. On January 1, 2008, the Company adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See notes 1 and 8.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for the Company as of January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), which replaces Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect provision for income taxes. The provisions of SFAS 141(R) will be applied prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) may have a material impact on business combinations after adoption. The impact from application of SFAS 141(R) will depend on the facts and circumstances of the business combinations after adoption.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for the Company on January 1, 2009 and early adoption is encouraged. The Company expects that the adoption of SFAS 161 will not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Specifically, the Company shall consider its own historical experience in renewing or extending similar arrangements, even when there is likely to be substantial cost or material modifications. Also, in the absence of its own experience, an entity shall consider the assumptions that market participants would use. The provisions of FSP 142-3 are applied prospectively to intangible assets acquired after January 1, 2009. FSP 142-3 may have a material impact on the determination of the useful lives of intangible assets acquired after January 1, 2009. This impact, if any, from the application of FSP 142-3 will depend on the facts and circumstances of the intangible assets acquired after adoption.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 clarifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion should be accounted for separately. The liability and equity components of convertible debt instruments within the scope of APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The provisions of APB 14-1 are applied retrospectively and are effective for the Company as of January 1, 2009. The Company currently expects that the adoption of APB 14-1 will not have a material impact on its consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

3.	Available-for-Sale Securities

The Company’s available-for-sale securities consist of 26.4 million shares of common stock of FiberTower (NASDAQ: FTWR) or approximately 17% of FiberTower’s outstanding common stock. As of June 30, 2008, the fair value of the investment in FiberTower was $36.9 million (at $1.40 per FiberTower share) or approximately 61% of the Company’s current cost basis of $60.1 million ($2.28 per FiberTower share). This investment has been in an unrealized loss position for approximately six months with a $23.2 million unrealized loss as of June 30, 2008. The FiberTower common stock price has historically been extremely volatile. The high sales prices per share of FiberTower’s common stock for the three and six months ended June 30, 2008 were $2.10 and $2.45 per FiberTower share, respectively. The low sales prices per share of FiberTower’s common stock for the three and six months ended June 30, 2008 was $1.27 for both periods.

FiberTower is in the relatively early stages of developing a business to provide wireless backhaul services to wireless carriers. FiberTower’s business plan contemplates rapid growth, requires a certain amount of scale, and calls for significant upfront capital investments associated with network development which typically occurs in advance of receiving sufficient revenues from customers to break even on a cash basis. As a result, FiberTower has generated, and expects to continue to generate for the foreseeable future, operating losses and negative cash flows as it continues to invest capital into network growth. The Company anticipates significant demand for backhaul services resulting from continued growth in wireless minutes of use and the introduction of next generation wireless data technologies such as email, internet and mobile video.

The Company has evaluated its investment in FiberTower based on several factors, including (1) FiberTower’s liquidity, (2) the potential significant demand for backhaul resulting from trends in wireless communications, (3) FiberTower’s continued development, refinement and execution of its business model, (4) the historical price volatility of the FiberTower common stock price in relation to the severity and duration of the unrealized loss position, (5) the decline in the broader equity markets during the six months ended June 30, 2008, and (6) the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value. Based on that evaluation, the Company does not consider the decline in the fair value of its investment in FiberTower to be “other than temporary” as of June 30, 2008. However, the Company may need to record additional impairment charges in the future as a result of changes in facts, assumptions and circumstances, including those upon which the Company based its evaluation.

4.	Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2007	June 30, 2008
Land	—	$414,871	$507,365
Buildings	40 years	32,681	33,854
Telecommunications towers	1-20 years	6,702,103	6,821,309
Transportation and other equipment	3-5 years	25,249	25,324
Office furniture and equipment	2-10 years	106,704	111,745
Construction in process	—	74,652	75,608

		7,356,260	7,575,205
Less: accumulated depreciation		(2,305,205)	(2,513,223)

		$5,051,055	$5,061,982

Depreciation expense was $95.4 million and $191.1 million for the three and six months ended June 30, 2008, respectively, and was $97.5 million and $205.2 million, respectively, for the three and six months ended June 30, 2007.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

5.	Intangible Assets

As of June 30, 2008, $2.6 billion and $6.5 million of the intangible assets, subject to amortization, are recorded at CCUSA and CCAL, respectively. As of June 30, 2008, $2.5 billion of the consolidated net intangible assets relate to site rental contracts. As of June 30, 2008, the accumulated amortization on the consolidated intangible assets was $253.8 million.

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2007	2008	2007	2008
Depreciation, amortization and accretion	$35,240	$35,824	$65,642	$71,502
Site rental costs of operations	1,212	1,133	2,214	2,300

Total amortization expense	$36,452	$36,957	$67,856	$73,802

6.	Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date	Outstanding Balance as of December 31, 2007(c)	Outstanding Balance as of June 30, 2008(c)	Stated Interest Rate as of June 30, 2008(d)
Bank debt – variable rate:
2007 Revolver	Jan. 2007	Jan. 2009 (e)	$75,000	$150,000	4.2	% (f)
2007 Term Loans	Jan./March 2007	March 2014	645,125	641,875	4.3	% (f)

Total bank debt			720,125	791,875

Securitized debt – fixed rate:
2004 Mortgage Loan	Dec. 2004 (a)	Dec. 2009	287,609	289,123	4.7%
2006 Mortgage Loan	Feb. 2006 (a)	Feb. 2011	1,547,608	1,547,979	5.7%
2005 Tower Revenue Notes	June 2005	June 2035 (b)	1,900,000	1,900,000	4.9	% (b)
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036 (b)	1,550,000	1,550,000	5.7	% (b)

Total securitized debt			5,285,217	5,287,102

Convertible and other – fixed rate:
4% Convertible Senior Notes(g)	July 2003	July 2010	63,802	63,717	4.0%
7.5% Senior Notes	Dec. 2003	Dec. 2013	51	51	7.5%

Total convertible and other			63,853	63,768

Total indebtedness			6,069,195	6,142,745

Less: current maturities and short-term debt			81,500	156,500

Non-current portion of long-term debt			$5,987,695	$5,986,245

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the completion of the Global Signal Merger.
(b)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes are not paid in full on or prior to June 2010 and November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by at least an additional 5% per annum) will accrue on the Tower Revenue Notes.
(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan are net of unamortized purchase price adjustments of an aggregate $8.6 million and $6.7 million as of December 31, 2007 and June 30, 2008, respectively.
(d)	Represents the weighted-average stated interest rate. The effective interest rate for the 2004 Mortgage Loan and 2006 Mortgage Loan is 5.8% and 5.7%, respectively, after giving effect to the fair value purchase price adjustments.
(e)	During January 2008, the maturity of the 2007 Revolver was extended from January 6, 2008 to January 6, 2009.
(f)	The 2007 Revolver currently bears interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See “Interest Rate Swaps” below.
(g)	See note 15.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Interest Rate Swaps

The Company only enters into interest rate swaps to manage and reduce its interest rate risk, including the use of (1) forward starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated refinancings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company’s floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing.

The fair value of the interest rate swaps (1) was a liability of $65.3 million and $61.4 million as of December 31, 2007 and June 30, 2008, respectively, (2) is included in “other liabilities” and “other accrued liabilities” on the Company’s consolidated balance sheet, and (3) predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve as of the measurement date. No interest rate swaps were settled during the six months ended June 30, 2008 with the exception of the quarterly settlements of the interest rate swap that fixed the interest rate on a portion of the 2007 Term Loans which resulted in a net cash payment of $1.2 million. The following is a summary of the outstanding interest rate swaps as of June 30, 2008.

Hedged Item	Combined Notional	Start Date	End Date	Pay Fixed Rate(a)	Receive Variable Rate
Variable to fixed - forward starting(b):
2004 Mortgage Loan anticipated refinancing	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing	1,900,000	June 2010	June 2015	5.2%	LIBOR
2006 Mortgage Loan anticipated refinancing	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR
Variable to fixed:
2007 Term Loans(c)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Exclusive of any applicable credit spreads.
(b)	The forward starting interest rate swaps are cash flow hedges of the interest rate risk related to the variability in LIBOR on the anticipated refinancing of 96% of the outstanding debt as of June 30, 2008. On the respective effective dates (projected issuance dates), these interest rate swaps will be terminated and settled in cash.
(c)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).

7.	Stockholders’ Equity

In January 2008, the Company purchased 1.1 million shares of common stock in public market transactions, utilizing $42.0 million in cash.

In February 2008, the Company issued 32,977 shares of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense of $1.2 million for the six months ended June 30, 2008.

See note 13 for information regarding stock-based compensation.

8.	Fair Value Disclosures

As discussed in notes 1 and 2, the Company adopted SFAS 157 on January 1, 2008 with the exception of a one-year deferral of implementation for certain non-financial assets and liabilities. The following table presents

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of June 30, 2008
	Level 1	Level 2		Level 3	Total
Cash and cash equivalents	$98,754	—		—	$98,754
Restricted cash	185,638	—		—	185,638
Available-for-sale securities	36,894	—		—	36,894

	$321,286	—		—	$321,286

	Liabilities at Fair Value as of June 30, 2008
	Level 1	Level 2		Level 3	Total
Interest rate swaps	—	$61,360	(a)	—	$61,360

(a)	The amount of the liability on a cash settlement basis is $66.3 million as of June 30, 2008.

9.	Income Taxes

During the second quarter of 2008, the IRS examination of the Company’s U.S. federal tax return for 2004 was completed, and a refund of $0.8 million was received. As a result, for the three months ended June 30, 2008, the Company recorded income tax benefits of $74.9 million from the recording of net operating losses related to previously unrecognized tax benefits. As of June 30, 2008, the Company had no unrecognized tax benefits.

For the three and six months ended June 30, 2008, the Company recorded a tax benefit of $80.3 million and $85.0 million, respectively. The effective tax rate for the six months ended June 30, 2008 differs from the federal statutory rate due predominately to the previously mentioned income tax benefits resulting from the completion of the IRS examination, foreign losses for which no tax benefit was recognized and state taxes. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

10.	Per Share Information

Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company’s convertible notes and preferred stock, as determined under the if-converted method.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income (loss):
Net income (loss)	$(32,740)	$60,339	$(75,631)	$47,166
Dividends on preferred stock	(5,202)	(5,201)	(10,403)	(10,403)

Net income (loss) applicable to common stock for basic computation	(37,942)	55,138	(86,034)	36,763
Effect of assumed dilution from potential common shares:
Interest expense on 4% Convertible Senior Notes, net of tax	—	414	—	829

Net income (loss) applicable to common stock for dilutive computation	$(37,942)	$55,552	$(86,034)	$37,592

Weighted average shares outstanding (in thousands):
Basic weighted-average number of common shares outstanding	282,025	279,428	277,741	279,384
Effect of assumed dilution from potential common shares:
Options to purchase shares of common stock(a)	—	2,472	—	2,387
Shares of restricted common stock (note 13)	—	644	—	588
4% Convertible Senior Notes	—	5,883	—	5,883

Diluted weighted-average number of common shares outstanding	282,025	288,427	277,741	288,242

Net income (loss) per common share:
Basic net income (loss) per common share	$(0.13)	$0.20	$(0.31)	$0.13
Diluted net income (loss) per common share	$(0.13)	$0.19	$(0.31)	$0.13

(a)	As of June 30, 2008, there are 4.3 million outstanding stock options with a weighted-average exercise price of $16.76 and a weighted-average remaining contractual term of 2.3 years.

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive. In addition, restricted stock awards with market conditions are also excluded from dilutive common shares if the market condition has not been met at the end of the respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Options to purchase shares of common stock	5,518	—	5,687	13
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	482	—	485	—
GSI Warrants to purchase shares of common stock at an exercise price of $5.30 per share	616	—	307	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625	8,625	8,625
Restricted stock awards (note 13)	2,499	1,947	1,845	1,630
4% Convertible Senior Notes which are convertible into shares of common stock at a conversion price of $10.83 per share	5,891	—	5,893	—

Excluded potential common shares	23,631	10,572	22,842	10,268

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

11.	Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business along with a derivative lawsuit as described below. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

12.	Operating Segments

The Company’s reportable operating segments for the six months ended June 30, 2008 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$303,665	$18,671	$—	$322,336	$328,952	$19,571	$—	$348,523
Network services and other	18,652	1,882	—	20,534	27,016	3,974	—	30,990

	322,317	20,553	—	342,870	355,968	23,545	—	379,513

Costs of operations:(a)
Site rental	106,979	5,187	—	112,166	107,474	6,272	—	113,746
Network services and other	13,608	1,071	—	14,679	20,320	1,500	—	21,820
General and administrative	33,064	3,263	—	36,327	33,845	4,647	—	38,492
Asset write-down charges	3,391	—	—	3,391	4,900	93	—	4,993
Integration costs	5,069	—	—	5,069	—	—	—	—
Depreciation, amortization and accretion	126,303	7,021	—	133,324	124,486	7,410	—	131,896

Operating income (loss)	33,903	4,011	—	37,914	64,943	3,623	—	68,566
Interest and other income (expense)	5,425	141	(2,660)	2,906	6,254	(4)	(6,044)	206
Interest expense and amortization of deferred financing costs	(88,011)	(3,439)	2,660	(88,790)	(88,032)	(6,769)	6,044	(88,757)
Benefit (provision) for income taxes	15,880	(260)	—	15,620	80,917	(593)	—	80,324
Minority interests	16	(406)	—	(390)	—	—	—	—

Net income (loss)	$(32,787)	$47	$—	$(32,740)	$64,082	$(3,743)	$—	$60,339

Capital expenditures	$68,423	$9,322	$—	$77,745	$131,980	$8,767	$—	$140,747

Total assets (at period end)					$10,436,110	$304,935	$(263,225)	$10,477,820

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$588,417	$33,711	$—	$622,128	$652,700	$40,856	$—	$693,556
Network services and other	32,798	3,653	—	36,451	50,850	5,728	—	56,578

	621,215	37,364	—	658,579	703,550	46,584	—	750,134

Costs of operations:(a)
Site rental	208,857	9,904	—	218,761	213,906	12,220	—	226,126
Network services and other	24,258	2,194	—	26,452	37,679	2,552	—	40,231
General and administrative	64,397	6,932	—	71,329	64,877	8,601	—	73,478
Asset write-down charges	4,743	—	—	4,743	6,204	93	—	6,297
Integration costs	13,917	—	—	13,917	2,504	—	—	2,504
Depreciation, amortization and accretion	258,636	13,381	—	272,017	249,296	14,633	—	263,929

Operating income (loss)	46,407	4,953	—	51,360	129,084	8,485	—	137,569
Interest and other income (expense)	9,461	306	(3,562)	6,205	13,679	254	(11,417)	2,516
Interest expense and amortization of deferred financing costs	(169,184)	(5,183)	3,562	(170,805)	(176,325)	(12,994)	11,417	(177,902)
Benefit (provision) for income taxes	38,132	(350)	—	37,782	86,102	(1,119)	—	84,983
Minority interests	38	(211)	—	(173)	—	—	—	—

Net income (loss)	$(75,146)	$(485)	$—	$(75,631)	$52,540	$(5,374)	$—	$47,166

Capital expenditures	$113,090	$11,835	$—	$124,925	$192,057	$10,377	$—	$202,434

Total assets (at period end)					$10,436,110	$304,935	$(263,225)	$10,477,820

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2007 and 2008.

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(32,787)	$47	$—	$(32,740)	$64,082	$(3,743)	$—	$60,339
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,391	—	—	3,391	4,900	93	—	4,993
Integration costs(a)	5,069	—	—	5,069	—	—	—	—
Depreciation, amortization and accretion	126,303	7,021	—	133,324	124,486	7,410	—	131,896
Interest and other income (expense)	(5,425)	(141)	2,660	(2,906)	(6,254)	4	6,044	(206)
Interest expense and amortization of deferred financing costs	88,011	3,439	(2,660)	88,790	88,032	6,769	(6,044)	88,757
(Benefit) provision for income taxes	(15,880)	260	—	(15,620)	(80,917)	593	—	(80,324)
Minority interests	(16)	406	—	390	—	—	—	—
Stock-based compensation expense(b)	6,252	430	—	6,682	6,622	937	—	7,559

Adjusted EBITDA	$174,918	$11,462	$—	$186,380	$200,951	$12,063	$—	$213,014

	Six Months Ended June, 2007				Six Months Ended June 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(75,146)	$(485)	$—	$(75,631)	$52,540	$(5,374)	$—	$47,166
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,743	—	—	4,743	6,204	93	—	6,297
Integration costs(a)	13,917	—	—	13,917	2,504	—	—	2,504
Depreciation, amortization and accretion	258,636	13,381	—	272,017	249,296	14,633	—	263,929
Interest and other income (expense)	(9,461)	(306)	3,562	(6,205)	(13,679)	(254)	11,417	(2,516)
Interest expense and amortization of deferred financing costs	169,184	5,183	(3,562)	170,805	176,325	12,994	(11,417)	177,902
(Benefit) provision for income taxes	(38,132)	350	—	(37,782)	(86,102)	1,119	—	(84,983)
Minority interests	(38)	211	—	173	—	—	—	—
Stock-based compensation expense(b)	9,838	1,763	—	11,601	12,040	1,674	—	13,714

Adjusted EBITDA	$333,541	$20,097	$—	$353,638	$399,128	$24,885	$—	$424,013

(a)	Including stock-based compensation expense.
(b)	Exclusive of expense included in integration costs.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

13.	Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the six months ended June 30, 2008 is as follows:

Six Months Ended June 30, 2008
(In thousands of shares)
Shares outstanding at December 31, 2007	2,255
Shares granted(a)	985
Shares vested	(175)
Shares forfeited	(28)

Shares outstanding at June 30, 2008	3,037

(a)	Weighted-average grant-date fair value of $29.84 per share and a weighted-average requisite service period of 2.8 years.

During the six months ended June 30, 2008, the Company granted 0.7 million restricted stock awards with a market condition that generally results in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.50 per share for a period of 20 consecutive trading days beginning on or before February 21, 2011. The weighted-average assumptions used in the determination of the grant date fair value for the awards with market conditions granted in the six months ended June 30, 2008 were as follows:

Risk-free rate	2.4%
Expected volatility	27%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $10.2 million and $10.8 million for the six months ended June 30, 2007 and 2008, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of June 30, 2008 is $36.3 million.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense from continuing operations. For the three and six months ended June 30, 2008, the Company recorded tax benefits of $2.3 million and $4.2 million, respectively, related to stock-based compensation expenses.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$128	$—	$128	$210	$—	$210
Network services and other costs of operations	106	—	106	238	—	238
General and administrative expenses	6,018	430	6,448	6,174	937	7,111
Integration costs	159	—	159	—	—	—

	$6,411	$430	$6,841	$6,622	$937	$7,559

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$194	$—	$194	$508	$—	$508
Network services and other costs of operations	175	—	175	371	—	371
General and administrative expenses	9,469	1,763	11,232	11,161	1,674	12,835
Integration costs	790	—	790	—	—	—

	$10,628	$1,763	$12,391	$12,040	$1,674	$13,714

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

14.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2007	2008
Supplemental disclosure of cash flow information:
Interest paid	$150,565	$164,867
Income taxes paid	2,099	3,382

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax	(33,287)	(23,191)
Adjustment to carrying value of land purchased for unamortized straight-line lease expense and above-market deferred credits	1,445	5,454
Common stock issued and assumption of warrants and restricted common stock in connection with the Global Signal Merger	3,373,907	—
Common stock issued in connection with the conversion of debt	37	85
Common stock issued in connection with the exercise of warrants	5,009	—
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 6)	69,435	5,051

15.	Subsequent Events

4% Convertible Senior Notes

In July 2008, holders converted $38.5 million of the 4% Convertible Senior Notes into 3.6 million shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Overview

Overview

We own, operate and lease over 23,000 towers for wireless communications. Revenues generated from our core site rental business represented 92% of our second quarter 2008 consolidated revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.

The following are certain highlights of our business fundamentals:

•	potential growth resulting from wireless network expansion;

•	site rental revenues under long-term leases with contractual escalations;

•	revenues predominately from large wireless carriers;

•	majority of land under our towers under long-term control;

•	relatively fixed tower operating costs;

•	high incremental margins and cash flows on organic revenue growth;

•	minimal sustaining capital expenditure requirements;

•	majority of our outstanding debt rated investment grade and has fixed rate coupons; and

•	significant cash flows from operations.

Our strategy is to increase long-term stockholder value by translating anticipated future growth in our core site rental business into growth in our results of operations on a per share basis. The key elements of our strategy are:

•	to organically grow revenues and cash flows from our towers by co-locating additional tenants on our existing towers; and

•

to allocate capital efficiently as we (1) opportunistically purchase our own common stock, (2) enter into strategic tower acquisitions, (3) acquire the land on which towers are located, (4) selectively construct or acquire towers (or distributed antenna systems), (5) improve and structurally enhance our existing towers, and (6) purchase or redeem our debt or preferred stock.

Our strategy is based on our belief that opportunities will be created by the expected continuation of growth in the wireless communications industry, which depends predominately on the demand for wireless telephony and data services by consumers. As a result of such expected growth in the wireless communications industry, we believe that the demand for our towers will continue and result in organic growth of our revenues due to the co-location of additional tenants on our existing towers. We expect that new tenant additions or modifications of existing installations (collectively referred to as “tenant additions”) on our towers should result in significant incremental cash flow due to the relatively fixed costs to operate a tower (which tend to increase at approximately the rate of inflation).

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

•

In June 2008, Verizon Wireless announced an agreement to acquire Alltel Corp., a provider of wireless services to primarily rural markets. The parties are targeting completion of the merger by the end of 2008, subject to obtaining regulatory approvals. We do not expect lease cancellations from duplicate or overlapping networks as a result of this acquisition to have a material adverse affect on our results.

•

The lack of liquidity and widening of credit spreads in the general credit market that occurred in the latter half of 2007 continued into the first half of 2008 primarily due to continued concerns about the impact of credit losses and the relative strength of the U.S. economy. Structured investment vehicles such as securitized obligations have been affected more significantly than other debt instruments. While liquidity continues to be made available to issuances with the highest credit quality, lending activity for those issuances rated below investment grade continues to be drastically reduced and at significantly greater credit spreads than from a year ago. Our corporate credit rating is below investment grade and our securitized debt obligations have historically included tranches rated investment grade and below investment grade. Unless the credit market improves, we may incur higher costs of debt financing in 2010 and 2011 when we anticipate refinancing a significant portion of our debt. There can be no assurances that the current credit environment will not continue or worsen, or impact our availability and cost of debt financing including with respect to any refinancings. See “MD&A-Liquidity and Capital Resources.”

•

U.S. economic growth slowed during the second quarter of 2008 as indicated by published unfavorable trends in unemployment, gross domestic product, consumer price index and consumer confidence. We expect a minimal impact from the current economic conditions on consumer wireless voice usage. Currently, we have not experienced a slowdown in new leasing of our towers; however, unfavorable economic conditions may negatively impact our new leasing in the future.

Consolidated Results of Operations

The following discussion of our results of operations should be read in conjunction with our consolidated financial statements and our 2007 Form 10-K. The following discussion of our results of operations is based on our consolidated financials statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see “MD&A-Accounting and Reporting Matters-Critical Accounting Policies and Estimates” and note 1 to our consolidated financial statements on our 2007 Form 10-K).

The addition or disposition of towers affects the year-to-year comparability of our operating results due to the fact that our results only include these towers following the date of their addition or until the date of disposition. On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations after the Global Signal Merger. The Global Signal Merger nearly doubled our tower portfolio and impacted the comparability of our results of operations between the first half of 2007 and 2008.

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$322,336	94%	$348,523	92%	8%
Network services and other	20,534	6%	30,990	8%	51%

	342,870	100%	379,513	100%	11%

Operating expenses:
Costs of operations(a):
Site rental	112,166	35%	113,746	33%	1%
Network services and other	14,679	72%	21,820	70%	49%

Total costs of operations	126,845	37%	135,566	36%	7%
General and administrative	36,327	10%	38,492	10%	6%
Asset write-down charges	3,391	1%	4,993	1%	47%
Integration costs	5,069	2%	—	—	*
Depreciation, amortization and accretion	133,324	39%	131,896	35%	(1)%

Operating income (loss)	37,914	11%	68,566	18%	81%
Interest and other income (expense)	2,906	1%	206	—	(93)%
Interest expense and amortization of deferred financing costs	(88,790)	(26)%	(88,757)	(23)%	—

Income (loss) before income taxes and minority interests	(47,970)	(14)%	(19,985)	(5)%	(58)%
Benefit (provision) for income taxes	15,620	4%	80,324	21%	414%
Minority interests	(390)	—	—	—	*

Net income (loss)	$(32,740)	(10)%	$60,339	16%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$622,128	94%	$693,556	92%	11%
Network services and other	36,451	6%	56,578	8%	55%

	658,579	100%	750,134	100%	14%

Operating expenses:
Costs of operations(a):
Site rental	218,761	35%	226,126	33%	3%
Network services and other	26,452	73%	40,231	71%	52%

Total costs of operations	245,213	37%	266,357	36%	9%
General and administrative	71,329	11%	73,478	10%	3%
Asset write-down charges	4,743	1%	6,297	1%	33%
Integration costs	13,917	2%	2,504	—	(82)%
Depreciation, amortization and accretion	272,017	41%	263,929	35%	(3)%

Operating income (loss)	51,360	8%	137,569	18%	168%
Interest and other income (expense)	6,205	1%	2,516	—	(59)%
Interest expense and amortization of deferred financing costs	(170,805)	(26)%	(177,902)	(23)%	4%

Income (loss) before income taxes and minority interests	(113,240)	(17)%	(37,817)	(5)%	(67)%
Benefit (provision) for income taxes	37,782	6%	84,983	11%	125%
Minority interests	(173)	—	—	—	*

Net income (loss)	$(75,631)	(11)%	$47,166	6%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

Second Quarter 2007 and 2008. Our consolidated results of operations for the second quarter of 2007 and 2008, respectively, predominately consist of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 93% and 94% of consolidated gross margins, and (3) 100% and 106% of consolidated net income (loss). Our operating segment results, including CCUSA, are discussed below (see “MD&A-Results of Operations-Comparison of Operating Segments”).

Net revenues for the second quarter of 2008 increased by $36.6 million, or 11%, from the same period in the prior year, of which site rental revenues represented 71% of the overall increase. This increase in site rental revenues was predominately driven by tenant additions across our entire tower portfolio. Tenant additions were influenced by the continued growth in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for the second quarter of 2008 increased by $24.6 million, or 12%, from the same period in the prior year. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

The following are the components of the non-cash portions of our site rental gross margins:

	Three Months Ended June 30,
	2007	2008
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$10,924	$10,460
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(9,642)	(8,812)
Stock-based compensation expenses directly related to tower operations	(128)	(210)
Net amortization of below-market and above-market leases	68	153

	$1,222	$1,591

Net income for the second quarter of 2008 was $60.3 million, an improvement of $93.1 million from the same period in the prior year, primarily due to (1) tax benefits of $74.9 million resulting from the completion of an IRS examination (see note 9 to our consolidated financial statements) and (2) the incremental gross margin from growth in our site rental business.

First half 2007 and 2008. Our consolidated results of operations for the first half of 2007 and 2008, respectively, predominately consist of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 93% of consolidated gross margins, and (3) 99% and 111% of consolidated net income (loss). Our operating segment results, including CCUSA, are discussed below (see “MD&A-Results of Operations-Comparison of Operating Segments”).

Net revenues for the first half of 2008 increased by $91.6 million, or 14%, from the same period in the prior year, of which site rental revenues represented 78% of the overall increase. This increase in site rental revenues was predominately driven by (1) tenant additions across our entire tower portfolio and (2) the impact of owning the Global Signal towers from January 12, 2007 for the first half of 2007 compared to the entire period for the first half of 2008. Tenant additions were influenced by the continued growth in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for the first half of 2008 increased by $64.1 million, or 16%, from the same period in the prior year. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

The following are the components of the non-cash portions of our site rental gross margins:

	Six Months Ended June 30,
	2007	2008
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$21,537	$20,993
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(20,368)	(19,051)
Stock-based compensation expenses directly related to tower operations	(194)	(508)
Net amortization of below-market and above-market leases	160	285

	$1,135	$1,719

Net income for the first half of 2008 was $47.2 million, an improvement of $122.8 million from the same period in the prior year, primarily due to (1) tax benefits of $74.9 million resulting from the completion of an IRS examination (see note 9 to our consolidated financial statements) and (2) the incremental gross margin from growth in our site rental business.

Comparison of Operating Segments

Our reportable operating segments for the second quarter of 2008 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 12 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) to Adjusted EBITDA.

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA is discussed further under “MD&A-Accounting and Reporting Matters-Non-GAAP Financial Measures.”

CCUSA—Second Quarter 2007 and 2008

Net revenues for the second quarter of 2008 increased by $33.7 million, or 10%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $25.3 million, or 8%, for the same period. The increase was primarily driven by new tenant additions across our entire portfolio. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., a significant amount of our tenant additions during the second quarter of 2008 were from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

Network services and other revenues for the second quarter of 2008 increased by $8.4 million, or 45%, from the same period in the prior year. The increase in network services and other revenues was as a result of performing services on a larger portfolio of towers as a result of the Global Signal Merger. Global Signal did not operate a network services business, so the network services and other revenues performed on the Global Signal towers increased since the second quarter of 2007 as we marketed services for those towers.

Site rental gross margins for the second quarter of 2008 increased by $24.8 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 8% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for second quarter of 2008 increased by three percentage points, to 67%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower.

General and administrative expenses for the second quarter of 2008 increased by $0.8 million, or 2%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 13 to our condensed consolidated financial statements. In addition, general and administrative expenses were 10% of net revenues for the second quarter of 2007 and 2008. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers. We continued to achieve efficiencies from operating a larger tower portfolio as a result of the integration of the Global Signal towers.

Adjusted EBITDA for the second quarter of 2008 increased by $26.0 million, or 15%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Integration costs for the second quarter of 2007 were $5.1 million compared to none in the second quarter of 2008. We completed the integration of the Global Signal tower portfolio during the first quarter of 2008.

Depreciation, amortization and accretion for the second quarter of 2008 decreased by $1.8 million, or 1%, from the same period in the prior year. The depreciation expense on the towers acquired from Global Signal for the second quarter of 2007 was inclusive of $2.8 million related to towers with useful lives (as defined) less than one year. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options).

Interest expense and amortization of deferred financing costs for the second quarter of 2007 and 2008 was $88.0 million. Our debt outstanding increased by only 2% from June 30, 2007 to June 30, 2008. Our weighted-average interest rate for the second quarter of 2008 was relatively consistent with the second quarter of 2007 as a result of virtually all of our debt having fixed rate coupons. See “MD&A-Liquidity and Capital Resources.”

The benefit (provision) for income taxes for the second quarter of 2008 was a benefit of $80.9 million, representing an increase of $65.0 million from the same period in the prior year. The increase in tax benefits is primarily related to tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return for 2004. See also note 9 to our condensed consolidated financial statements.

Net income for the second quarter of 2008 was $64.1 million, an improvement of $96.9 million from the same period in the prior year. The change from a loss to income was primarily due to (1) previously mentioned tax benefits resulting from the completion of the IRS examination and (2) the increase in Adjusted EBITDA of $26.0 million that primarily resulted from growth in our site rental business.

CCUSA—First half 2007 and 2008

Net revenues for the first half of 2008 increased by $82.3 million, or 13%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $64.3 million, or 11%, for the same period. The increase was primarily driven by (1) new tenant additions across our entire portfolio and (2) owning the Global Signal towers from January 12, 2007 for the first half of 2007 compared to the entire period for the first half of 2008. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., a significant amount of our tenant additions during the first half of 2008 were from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

Network services and other revenues for the first half of 2008 increased by $18.1 million, or 55%, from the same period in the prior year. The increase in network services and other revenues was as a result of performing services on a larger portfolio of towers as a result of the Global Signal Merger. Global Signal did not operate a network services business, so the network services and other revenues performed on the Global Signal towers increased during 2007 and 2008 as we marketed services for those towers.

Site rental gross margins for the first half of 2008 increased by $59.2 million, or 16%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 11% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for the first half of 2008 increased by three percentage points, to 67%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower.

General and administrative expenses for the first half of 2008 increased by $0.5 million, or 1%, from the same period in the prior year but decreased to 9% of net revenues from 10%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 13 to our condensed consolidated financial statements. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers. We continued to achieve efficiencies from operating a larger tower portfolio as a result of the integration of the Global Signal towers.

Adjusted EBITDA for the first half of 2008 increased by $65.6 million, or 20%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Integration costs for the first half of 2007 were $13.9 million compared to $2.5 million in the first half of 2008. The decrease in integration costs was as a result of our completion of the integration of the Global Signal tower portfolio during the first quarter of 2008.

Depreciation, amortization and accretion for the first half of 2008 decreased by $9.3 million, or 4%, from the same period in the prior year. The depreciation expense on the towers acquired from Global Signal for the first half of 2007 was inclusive of $17.5 million related to towers with useful lives (as defined) less than one year. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options).

Interest expense and amortization of deferred financing costs for the first half of 2008 increased by $7.1 million, or 4%, from the same period in the prior year. Interest expense and amortization of deferred financing costs were influenced by an increase in indebtedness during the first half of 2007, including the mortgage loans ($1.8 billion) that remained outstanding as obligations after the Global Signal Merger and the issuance of term loans ($650.0 million). Our weighted-average interest rate for the first half of 2008 was relatively consistent with the first half of 2007 as a result of virtually all of our debt having fixed rate coupons. See “MD&A—Liquidity and Capital Resources.”

The benefit (provision) for income taxes for the first half of 2008 was a benefit of $86.1 million, representing an increase of $48.0 million from the same period in the prior year. The increase in tax benefits is primarily related to tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return from 2004. See also note 9 to our condensed consolidated financial statements.

Net income for the first half of 2008 was $52.5 million, an improvement of $127.7 million from the same period in the prior year. The change from a loss to income was primarily due to (1) tax benefits resulting from the completion of the previously mentioned IRS examination and (2) the increase in Adjusted EBITDA of $65.6 million that primarily resulted from growth in our site rental business.

CCAL—Second Quarter 2007 and 2008

The increases and decreases between the second quarter of 2007 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate for the second quarter of 2008 was approximately 0.944, an increase of 13% from approximately 0.832 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the second quarter of 2008 increased by $3.0 million, or 15%, from the same period in the prior year. The increase in total net revenues was influenced by various factors including the following: (1) the timing of a $2.4 million fee in the second quarter of 2007 that in contrast was achieved in the first quarter of 2008 related to a shortfall in a customer’s annual contractually committed number of site licenses, (2) exchange rate fluctuations, (3) an increase in network services and other revenues, and to a lesser extent, tenant additions on our towers. Tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the second quarter of 2008 increased by $0.6 million, or 5%, from the same period in the prior year. Adjusted EBITDA increased at a rate less than net revenues primarily as a result of the site rental gross margin in the second quarter of 2007 being impacted by the timing of the previously mentioned fee of $2.4 million. Site rental gross margins decreased by $0.2 million, or 1%, to 68% of site rental revenues, for the second quarter of 2008, from $13.5 million, or 72% of site rental revenues for the second quarter of 2007. The decrease in site rental gross margins was primarily driven by the previously mentioned fee of $2.4 million in the second quarter of 2007.

Net income (loss) for the second quarter of 2008 was a net loss of $3.7 million, compared to a net income of $0.1 million in the second quarter of 2007. The change from net income to net loss was primarily driven by a $3.3 million increase in interest expense and amortization of deferred financing costs as a result of an inter-company borrowing between segments. The proceeds of the inter-company borrowing primarily were utilized to fund the capital return in May 2007 in order to increase the leverage of the CCAL business.

CCAL—First half 2007 and 2008

The increases and decreases between the first half of 2007 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate for the first half of 2008 was approximately 0.925, an increase of 14% from approximately 0.809 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first half of 2008 increased by $9.2 million, or 25%, from the same period in the prior year. The increase in total net revenues was primarily due to exchange rate fluctuations and to a lesser extent, tenant additions on our towers. Tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the first half of 2008 increased by $4.8 million, or 24%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. Site rental gross margins increased by $4.8 million, or 20%, to 70% of site rental revenues, for the half of 2008, from $23.8 million, or 71% of site rental revenues for the first half of 2007.

Net income (loss) for the first half of 2008 was a net loss of $5.4 million, compared to a net loss of $0.5 million in the first half of 2007. The increase in net loss was primarily driven by a $7.8 million increase in interest expense and amortization of deferred financing costs as a result of an inter-company borrowing between segments, partially offset by the same factors that drove the improvement in Adjusted EBITDA. The proceeds of the inter-company borrowing primarily were utilized to fund the capital return in May 2007 in order to increase the leverage of the CCAL business.

Liquidity and Capital Resources

Overview

Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash flows from operations have been sufficient to fund our cash interest payments and sustaining capital expenditures. Our long-term strategy contemplates funding our discretionary investments primarily with operating cash flows and potential future debt financings. In the case of funding acquisitions, we also may utilize issuances of our common stock. In addition, we expect to continue to increase our debt in nominal dollars if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriate to drive long-term stockholder value. The amount of future debt financings is influenced by such factors as (1) our belief in the potential long-term return of our previously mentioned discretionary investments, (2) self-imposed limits such as our targeted leverage ratio of generally six to eight times Adjusted EBITDA and interest coverage ratio of generally two times Adjusted EBITDA, (3) our restrictive debt covenants, discussed further below, and (4) the availability of financing at attractive rates, particularly in light of the current credit environment.

Over the next 18 months, approximately $450 million of debt will mature, including our revolving credit facility in January 2009 and a mortgage loan in December 2009. We expect to fund these maturities with future debt financings, which may be in various forms. Further, we will evaluate the purchase and redemption of our tower revenue notes and mortgage loans with proceeds from future debt financings or cash flow in order to monetize the decline in fair value of our existing debt. We expect to utilize cash on hand, operating cash flows and, potentially, availability under our revolving credit facility to fund our capital expenditures. Alternatively, if we do not obtain debt financing to fund our short-term debt service obligations, we may need to reduce our current level of discretionary capital expenditures, which we currently anticipate will be in excess of $400 million for the full year 2008. In general, other than sustaining capital expenditures (including maintenance activities on our towers) our decisions regarding capital expenditures are discretionary.

As of June 30, 2008, we had consolidated cash and cash equivalents of $98.8 million (exclusive of restricted cash), and $100.0 million of available borrowings under our revolving credit facility that matures in January 2009.

As of June 30, 2008, we had consolidated debt of $6.1 billion, redeemable preferred stock of $314.3 million and consolidated shareholders equity of $3.2 billion. As of June 30, 2008, our outstanding debt has a weighted-average interest rate of 5.2% and predominately consists of $5.3 billion of tower revenue notes and mortgage loans that are securitized by the cash flows from the vast majority of our CCUSA towers, as well as $641.9 million of term loans due in 2014. We anticipate refinancing the tower revenue notes and mortgage loans with new debt similar to our existing tower revenue notes on or before the anticipated repayment dates occurring between December 2009 and November 2011. Our mortgage loans have contractual maturities in December 2009 and February 2011. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors such as, our ability to generate cash flows on our existing towers and the state of the capital markets. See “MD&A-Liquidity and Capital Resources-Factors Affecting Sources of Liquidity” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2007	2008	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$118,738	$216,111	$97,373
Investing activities	(612,120)	(201,317)	410,803
Financing activities	(8,071)	7,359	15,430
Effect of exchange rate changes on cash	1,169	1,356	187

Net increase (decrease) in cash and cash equivalents	$(500,284)	$23,509	$523,793

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the six months ended June 30, 2008 of $97.4 million, or 82%, from 2007 was primarily due to growth in our site rental business. Net cash provided by operating activities is inclusive of prepayments for long-term easements and ground leases for land under our towers. These prepayments are part of our efforts to renegotiate and extend the terms of our interests in the land under our towers. We expect to continue to grow our net cash provided by operating activities during 2008, primarily as a result of anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred revenues, prepaid ground leases and accrued interest, can have a significant impact on our net cash flows from operating activities for interim periods largely due to the timing of payments and receipts.

Cash Flows from Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Six Months Ended June 30,
	2007	2008	Change
	(In thousands of dollars)
Land purchases	$63,284	$100,572	$37,288
Construction or purchases of towers	29,486	57,818	28,332
Modeo	5,664	—	(5,664)
Sustaining	9,515	8,777	(738)
Tower improvements and other	16,976	35,267	18,291

Total	$124,925	$202,434	$77,509

Total capital expenditures for the six months ended June 30, 2008 increased by $77.5 million, or 62%, from the same period in the prior year, predominately related to an increase in (1) land purchases related to our ongoing efforts to purchase the land under our towers, (2) construction and purchases of towers, and (3) revenue generating investments in our CCUSA tower portfolio.

Consistent with our plan to continue to invest our available cash on hand, anticipated cash flows from operations and cash flows from borrowings in discretionary investments, we expect total capital expenditures for 2008 will be greater than 2007 primarily as a result of increased levels of purchases of land under towers, tower purchases, and new tower construction. The amount of tower purchases can vary from period to period and may influence the amount of our 2008 capital expenditures. Other than sustaining capital expenditures, our decisions regarding capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. Such decisions are influenced by the availability of capital and expected returns on alternative investments. We expect that most if not all of our capital expenditures for 2008 will be funded from cash flows from operations.

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

FiberTower Investment. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 3 to our consolidated financial statements for a discussion of our available-for-sale investment in FiberTower.

Cash Flows from Financing Activities

Consistent with our strategy to allocate our capital to drive long-term stockholder value, our financing activities for the first half of 2008 are largely related to purchases of our common stock and additional borrowings. The following is a summary of the significant financing transactions completed in 2008.

2007 Credit Agreement. In January 2008, we extended the maturity of our revolving credit facility until January 2009. This one-year extension did not result in any other changes to the revolving credit facility including any changes to our credit spreads. Under the revolving credit facility, we currently have $150.0 million outstanding and $100 million of available borrowing capacity. Availability under the revolving credit facility at any time will be determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio.

Common Stock Activity. A summary of common stock activity for the six months ended June 30, 2008 is as follows:

Six Months Ended June 30, 2008
(In thousands of shares)
Shares outstanding at beginning of period	282,507
Restricted stock awards granted	985
Common stock purchased	(1,194)
Stock options exercised	344
Other activity	13

Shares outstanding at end of period	282,655

During the first half of 2008, we continued our practice of opportunistically purchasing our common stock in furtherance of our strategy of seeking long-term growth in our results of operations on a per share basis. In January 2008, we purchased 1.1 million shares of our common stock for approximately $42.0 million in cash (or an average price of $36.99 per share). The cash to fund the common stock purchases was predominately from borrowings under our revolving credit facility. These purchases of our common stock to reduce our actual shares of common stock outstanding have a short-term dilutive impact on our results due to the increased interest expense on the related additional borrowings. However, we believe these actions will drive long-term stockholder value and better position us to translate potential future growth in our site rental business into growth of our operating results on a per share basis. We expect to continue to opportunistically purchase our common stock from time to time, although our purchases over the short-term may be influenced by the availability of liquidity.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to the condensed consolidated financial statements.

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

Levels of Indebtedness and Debt Service Requirements. Our ability to obtain cash financing in the form of debt instruments, preferred stock or common stock in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, wireless carrier consolidation or network sharing, new technologies, our financial performance and the state of the capital markets. We anticipate refinancing the majority, if not all, of our debt and redeemable preferred stock within the next five years. There can be no assurances we will be able to effect this anticipated financing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. If we are unable to refinance or renegotiate our debt, our debt service requirements may significantly increase in the future. In addition, if we do not obtain financing to fund our debt maturities we may need to reduce our current level of discretionary capital expenditures.

The current credit environment has resulted in a widening of credit spreads in the market. However, over the last twelve months there has been a general decrease in LIBOR corresponding with the challenges of the credit market. Currently, the negative impact of widening credit spreads has been somewhat mitigated by this general decrease in LIBOR. By the end of 2011, we expect to have refinanced a substantial amount of our outstanding indebtedness and have entered into interest rate swaps to hedge the variability in cash flows from changes in LIBOR on these anticipated refinancings. As we refinance existing debt or borrow additional debt, changes in our credit spreads may impact our interest expense and interest coverage ratios.

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2007 are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2007 Form 10-K. The critical accounting policies and estimates for the six months ended June 30, 2008 have not changed from the critical accounting policies for the year ended December 31, 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. See note 8 to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160. SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for us as of January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) that replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect provision for income taxes. The provisions of SFAS 141(R) will be applied prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) may have a material impact on business combinations after adoption. The impact from application of SFA 141(R) depends on the facts and circumstances of the business combinations after adoption.

In April 2008, the FASB issued FSP 142-3 that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Specifically, we shall consider our own historical experience in renewing or extending similar arrangements, even when there is likely to be substantial cost or material modifications. Also, in absence of that experience, an entity shall consider the assumptions that market participants would use. The provisions of FSP 142-3 are applied prospectively to intangible assets acquired after January 1, 2009. FSP 142-3 may have a material impact on the determination of the useful lives of intangible assets acquired after January 1, 2009. This impact, if any, from the application of FSP 142-3 depends on the facts and circumstances of the intangible assets acquired after adoption.

See note 2 to our condensed consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 12 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

•

although specific definitions may vary, it is widely used in the tower sector to measure operating performance without regard to items such as depreciation, amortization and accretion which can vary depending upon accounting methods and the book value of assets; and

•

we believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

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

Interest Rate Risk

Certain of the financial instruments we have used to obtain capital are subject to market risks for fluctuations in market interest rates. As of June 30, 2008, we had $791.9 million (approximately 13% of total debt) of floating rate indebtedness, of which $625.0 million is effectively locked through an interest rate swap at a fixed rate until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates of one percentage point over a twelve-month period would increase our interest expense by approximately $1.7 million after considering our interest rate swaps. In addition, we anticipate refinancing the majority, if not all, of our debt within the next five years.

We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. We do not enter into interest rate swaps for speculative or trading purposes. Our interest rate swaps call for us to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing. See note 6 to our condensed consolidated financial statements and the tables below.

The fair value of interest rate swaps are determined using the income approach and are predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve as of the measurement date. As a result, a hypothetical 10% decrease in the prevailing LIBOR yield curve as of June 30, 2008 would increase the liability for our swaps by approximately $97 million.

The following tables provide information about our market risk related to changes in interest rates. The expected future principal payments, weighted-average interest rates and the interest rate swaps are presented as of June 30, 2008. See note 6 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by Expected Year of Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)
Debt:
Fixed rate(a)(b)	$—	$293,825	$1,963,717	$3,100,000	$—	$51	$5,357,593	$5,298,201
Average interest rate(a)	—	4.7%	4.9%	5.7%	—	7.5%	5.3%

Variable rate(c)	$3,250	$156,500	$6,500	$6,500	$6,500	$612,625	$791,875	$758,177
Average interest rate(d)	4.3%	4.2%	4.3%	4.3%	4.3%	4.3%	4.3%

	Notional Amounts and Interest Rates by Contractual Year of Maturity
	2008	2009		2010	2011	2012	Thereafter	Total		Fair Value
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed-Forward starting(e)	$—	$293,825		$1,900,000	$3,100,000	$—	$—	$5,293,825		$(53,585)
Average Fixed Rate(f)	—	5.1%		5.2%	5.2%	—	—	5.2%
Variable to Fixed	$—	$625,000	(d)	$—	$—	$—	$—	$625,000	(d)	$(7,775)
Average Fixed Rate(f)	—	4.1	%(d)	—	—	—	—	4.1	%(d)

(a)	The average interest rate represents the weighted-average stated coupon rate.
(b)	The tower revenue notes are presented assuming we elect to repay in full on the anticipated repayment dates (five years from original issuance). If the tower revenue notes are not repaid in full by their anticipated repayment dates then our interest rates substantially increase and monthly principal payments commence.
(c)	Our variable rate debt consists of $150.0 million outstanding under our revolving credit facility and $641.9 million outstanding under our term loans.
(d)	The interest rate on our revolving credit facility and term loans represents the rates in effect as of June 30, 2008, exclusive of the effect of our interest rate swaps. The interest rate on $625.0 million of the term loans has effectively been converted to a fixed rate until December 2009 through interest rate swaps.
(e)	These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR for a five year period on the expected future refinancing of 99% of our fixed rate debt. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which they will be terminated and settled in cash. See note 6 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.
(f)	Exclusive of any applicable credit spreads.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of July 28, 2008, the fair value of our investment in FiberTower was $34.3 million (at $1.30 per FiberTower share) and the unrealized loss was $25.8 million. As of June 30, 2008, the unrealized loss was recorded in “accumulated other comprehensive income (loss).” During 2007, we recorded an impairment charge to write-down the value of this investment, and we may record additional impairment charges in the future if the decline in value is deemed other-than-temporary. Our potential future impairment charges are limited to our current cost basis of $60.1 million. See note 3 to our consolidated financial statements.

Foreign Currency Risk

Our business activities in Australia, Canada and the U.K., expose us to fluctuations in foreign currency exchange rates. The vast majority of our foreign currency transactions are denominated in the Australian dollar, which is the functional currency of CCAL. CCAL represented 6% of our consolidated revenues for the second quarter of 2008 and 3% of consolidated total assets as of June 30, 2008. As a result of CCAL’s transactions being denominated and settled in Australian dollars, the risks associated with currency fluctuations are primarily associated with foreign currency translation adjustments. We do not currently hedge against foreign currency translation risks. We do not currently believe our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in foreign currencies expose us to material foreign currency exchange risk based on the estimated impact of a hypothetical 15% unfavorable change in currency exchange rates. As of June 30, 2008, the Company had approximately $21.2 million (U.S. dollar equivalent) in cash and cash equivalents denominated in Australian dollars.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2007 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1—April 30, 2008	—	$—	—	—
May 1—May 31, 2008	1	41.35	—	—
June 1—June 30, 2008	47	40.84	—	—

Total	48	$40.85	—	—

We paid $2.0 million in cash or approximately $40.85 per share to effect these purchases.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 23, 2008, at which meeting the stockholders voted to (1) elect David C. Abrams, Dale N. Hatfield, Lee W. Hogan and Robert F. McKenzie as Class I directors and (2) ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for fiscal year 2008. The voting results for each proposal submitted to a vote is as listed below.

Election of Class I Directors

David C. Abrams—249,646,020 votes for and 1,284,257 votes withheld.

Dale N. Hatfield—247,083,454 votes for and 3,846,823 votes withheld.

Lee W. Hogan—249,645,184 votes for and 1,285,093 votes withheld.

Robert F. McKenzie—247,981,994 votes for and 2,948,283 votes withheld.

The other directors whose term of office as a director continued after the meeting are: Cindy Christy, Ari Q. Fitzgerald, Robert E. Garrison II and John P. Kelly as Class II directors; and Edward C. Hutcheson, Jr., J. Landis Martin, W. Benjamin Moreland as Class III directors.

Ratification of Appointment of KPMG LLP as Independent Registered Public Accountants for Fiscal Year 2008

248,626,145 votes for, 2,144,425 votes against and 159,705 votes abstaining.

ITEM 6.	EXHIBITS

Exhibit No.		Description
(a)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b)	10.1	Severance Agreement between Crown Castle International Corp. and Jay A. Brown

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 4, 2008	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 4, 2008	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)