Form 10-Q
period 2008-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2008-11-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock outstanding at October 31, 2008: 288,697,316

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the SEC. Statements that are not historical facts are identified as forward-looking statements. Such statements include plans, projections and estimates contained in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk” herein. Words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” “expect,” “likely” and similar expressions are intended to identify forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2007	September 30, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,245	$73,104
Restricted cash	165,556	169,975
Receivables, net of allowance for doubtful accounts of $6,684 and $5,631, respectively	33,842	29,147
Deferred site rental receivables	22,261	28,939
Prepaid expenses	72,518	82,170
Deferred income tax assets	113,492	113,541
Other current assets	14,341	10,398

Total current assets	497,255	507,274
Restricted cash	5,000	5,000
Deferred site rental receivables	127,388	141,611
Available-for-sale securities	60,085	36,367
Property and equipment, net	5,051,055	5,059,917
Goodwill	1,970,501	1,981,816
Other intangible assets, net	2,676,288	2,593,619
Deferred financing costs and other assets, net of accumulated amortization of $26,358 and $36,326, respectively	100,561	124,261

	$10,488,133	$10,449,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,366	$37,593
Deferred revenues	144,760	154,037
Other accrued liabilities	108,361	92,386
Short-term debt and current maturities of long-term debt	81,500	166,500

Total current liabilities	371,987	450,516
Long-term debt	5,987,695	5,921,846
Deferred ground lease payables	172,508	193,532
Deferred income tax liability	281,259	184,150
Other liabilities	193,975	230,581

Total liabilities	7,007,424	6,980,625

Commitments and contingencies (note 11)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2007 and September 30, 2008—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	313,798	314,494
Stockholders’ equity:
Common stock, $.01 par value; 690,000,000 shares authorized; shares issued and outstanding: December 31, 2007—282,507,106 and September 30, 2008—288,590,329	2,825	2,886
Additional paid-in capital	5,561,454	5,606,632
Accumulated other comprehensive income (loss)	26,166	(30,593)
Accumulated deficit	(2,423,534)	(2,424,179)

Total stockholders’ equity	3,166,911	3,154,746

	$10,488,133	$10,449,865

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net revenues:
Site rental	$326,797	$353,984	$948,925	$1,047,540
Network services and other	24,947	30,364	61,398	86,942

	351,744	384,348	1,010,323	1,134,482

Operating expenses:
Costs of operations:(a)
Site rental	111,863	115,758	330,624	341,884
Network services and other	17,032	20,541	43,484	60,772
General and administrative	32,881	37,437	104,210	110,915
Restructuring charges	3,191	—	3,191	—
Asset write-down charges	59,306	2,902	64,049	9,199
Integration costs	4,749	—	18,666	2,504
Depreciation, amortization and accretion	135,540	131,714	407,557	395,643

	364,562	308,352	971,781	920,917

Operating income (loss)	(12,818)	75,996	38,542	213,565
Interest and other income (expense)	2,965	1,557	9,170	4,073
Interest expense and amortization of deferred financing costs	(89,407)	(88,138)	(260,212)	(266,040)
Impairment of available-for-sale securities	—	(23,718)	—	(23,718)

Income (loss) before income taxes and minority interests	(99,260)	(34,303)	(212,500)	(72,120)
Benefit (provision) for income taxes	31,923	2,096	69,705	87,079
Minority interests	324	—	151	—

Net income (loss)	(67,013)	(32,207)	(142,644)	14,959
Dividends on preferred stock	(5,201)	(5,201)	(15,604)	(15,604)

Net income (loss) after deduction of dividends on preferred stock	$(72,214)	$(37,408)	$(158,248)	$(645)

Net income (loss)	$(67,013)	$(32,207)	$(142,644)	$14,959
Other comprehensive income (loss):
Available-for-sale securities, net of tax:
Amounts reclassified into results of operations, net of taxes $-0-, $-0-, -0- and $-0-	—	23,718	—	23,718
Unrealized gains (losses) on available-for-sale securities, net of taxes of $4,520, $-0-, $12,080 and $-0-, respectively	(8,393)	(528)	(41,680)	(23,718)
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $24,338, $21,529, $7,113 and $20,545, respectively	(45,197)	(39,979)	24,238	(38,152)
Amounts reclassified into results of operations, net of taxes of $264, $1,010, $793 and $1,949, respectively	491	1,874	1,472	3,616
Foreign currency translation adjustments	7,943	(38,215)	20,275	(22,223)

Comprehensive income (loss)	$(112,169)	$(85,337)	$(138,339)	$(41,800)

Net income (loss) per common share – basic and diluted	$(0.26)	$(0.13)	$(0.57)	$0.00

Weighted-average common shares outstanding – basic and diluted (in thousands)	282,577	283,573	279,353	280,780

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(142,644)	$14,959
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	407,557	395,643
Amortization of deferred financing costs and other non-cash interest	14,126	16,587
Stock-based compensation expense	18,378	18,386
Asset write-down charges	64,049	9,199
Deferred income tax provision (benefit)	(72,447)	(87,063)
Impairment of available-for-sale securities	—	23,718
Other adjustments	2,466	739
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accounts payable	(4,176)	712
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(29,885)	16,907
Decrease (increase) in receivables	7,213	7,618
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(44,222)	(71,650)

Net cash provided by (used for) operating activities	220,415	345,755

Cash flows from investing activities:
Proceeds from investments and disposition of property and equipment	3,664	1,117
Payments for acquisitions (net of cash acquired) of businesses	(494,352)	(27,736)
Capital expenditures	(191,258)	(342,737)
Other	(755)	—

Net cash provided by (used for) investing activities	(682,701)	(369,356)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	650,000	—
Proceeds from issuance of capital stock	24,777	7,775
Principal payments on long-term debt	(1,625)	(4,875)
Purchases of capital stock	(603,656)	(44,383)
Borrowings under revolving credit agreements	—	85,000
Incurrence of financing costs	(9,107)	(1,538)
Net decrease (increase) in restricted cash	(20,436)	(4,378)
Dividends on preferred stock	(14,909)	(14,908)
Return of capital to minority interest holders of CCAL	(37,196)	—

Net cash provided by (used for) financing activities	(12,152)	22,693

Effect of exchange rate changes on cash	1,524	(1,233)

Net increase (decrease) in cash and cash equivalents	(472,914)	(2,141)
Cash and cash equivalents at beginning of period	592,716	75,245

Cash and cash equivalents at end of period	$119,802	$73,104

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2008, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2008 and the consolidated cash flows for the nine months ended September 30, 2007 and 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the nine months ended September 30, 2008.

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

2. New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 also requires the Company to consider its own credit risk when measuring fair value, including derivatives. The FASB amended SFAS 157 to exclude leases accounted for pursuant to SFAS 13 from its scope. On January 1, 2008, the Company adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). In October 2008, the FASB clarified SFAS 157 as it relates to determining the fair value of a financial asset when the market for that financial asset is inactive. The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of SFAS 157 were applied prospectively. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See notes 1 and 8.

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

In December 2007, the FASB issued SFAS 141(R), which replaces Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. The provisions of SFAS 141(R) will be applied prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) may have a material impact on business combinations after adoption. The impact from application of SFAS 141(R) will depend on the facts and circumstances of the business combinations after adoption.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

3. Available-for-Sale Securities

The Company’s available-for-sale securities consist of 26.4 million shares of common stock of FiberTower (NASDAQ: FTWR), which is approximately 18% of FiberTower’s outstanding common stock. As of September 30, 2008, the fair value of the investment in FiberTower was $36.4 million (at $1.38 per FiberTower share), and there was no unrealized investment gain (loss) included in accumulated other comprehensive income. For the three months ended September 30, 2008, the Company recorded an impairment charge of $23.7 million included in “impairment of available-for-sale securities” related to an other-than-temporary decline in the value of FiberTower. The other-than-temporary decline determination was based primarily on the length of time and extent to which the market value has been less than the adjusted cost basis, and the impact of current broad-based economic and market conditions on the short-term prospects for recovery of the FiberTower stock price. See note 15.

4. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2007	September 30, 2008
Land	—	$414,871	$565,885
Buildings	40 years	32,681	34,782
Telecommunications towers	1-20 years	6,702,103	6,792,348
Transportation and other equipment	3-5 years	25,249	25,393
Office furniture and equipment	2-10 years	106,704	110,555
Construction in process	—	74,652	85,880

		7,356,260	7,614,843
Less: accumulated depreciation		(2,305,205)	(2,554,926)

		$5,051,055	$5,059,917

Depreciation expense was $95.2 million and $286.4 million for the three and nine months ended September 30, 2008, respectively, and was $99.1 million and $304.2 million, respectively, for the three and nine months ended September 30, 2007.

5. Intangible Assets

As of September 30, 2008, $2.6 billion and $8.5 million of the intangible assets, subject to amortization, are recorded at CCUSA and CCAL, respectively. As of September 30, 2008, $2.5 billion of the consolidated net intangible assets relate to site rental contracts. As of September 30, 2008, the accumulated amortization on the consolidated intangible assets was $290.6 million.

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2007	2008	2007	2008
Depreciation, amortization and accretion	$35,856	$35,873	$101,498	$107,375
Site rental costs of operations	1,078	1,091	3,292	3,391

Total amortization expense	$36,934	$36,964	$104,790	$110,766

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

6. Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date	Outstanding Balance as of December 31, 2007(c)	Outstanding Balance as of September 30, 2008(c)	Stated Interest Rate as of September 30, 2008(d)
Bank debt – variable rate:
2007 Revolver	Jan. 2007	Jan. 2009(e)	$75,000	$160,000	4.2	%(f)
2007 Term Loans	Jan./March 2007	March 2014	645,125	640,250	4.3	%(f)

Total bank debt			720,125	800,250

Securitized debt – fixed rate:
2004 Mortgage Loan	Dec. 2004(a)	Dec. 2009	287,609	289,880	4.7%
2006 Mortgage Loan	Feb. 2006(a)	Feb. 2011	1,547,608	1,548,165	5.7%
2005 Tower Revenue Notes	June 2005	June 2035(b)	1,900,000	1,900,000	4.9	%(b)
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036(b)	1,550,000	1,550,000	5.7	%(b)

Total securitized debt			5,285,217	5,288,045

Convertible and other – fixed rate:
4% Convertible Senior Notes(g)	July 2003	July 2010	63,802	—	4.0%
7.5% Senior Notes	Dec. 2003	Dec. 2013	51	51	7.5%

Total convertible and other			63,853	51

Total indebtedness			6,069,195	6,088,346

Less: current maturities and short-term debt			81,500	166,500

Non-current portion of long-term debt			$5,987,695	$5,921,846

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the Global Signal Merger.
(b)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes are not paid in full on or prior to June 2010 and November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (of at least an additional 5% per annum) will accrue on the Tower Revenue Notes.
(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan are net of unamortized purchase price adjustments of an aggregate $8.6 million and $5.8 million as of December 31, 2007 and September 30, 2008, respectively.
(d)	Represents the weighted-average stated interest rate. The effective interest rate for the 2004 Mortgage Loan and 2006 Mortgage Loan is 5.8% and 5.7%, respectively, after giving effect to the fair value purchase price adjustments.
(e)	During January 2008, the maturity of the 2007 Revolver was extended from January 6, 2008 to January 6, 2009.
(f)	The 2007 Revolver currently bears interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See “Interest Rate Swaps” below.
(g)	See note 7.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The Company is exposed to non-performance risk from the counterparties to our interest rate swaps. The Company generally uses master netting arrangements to mitigate non-performance risk. The Company does not require collateral as security for its interest rate swaps. During the three months ended September 30, 2008, the Company de-designated as hedging instruments under SFAS 133 two interest rate swaps with a combined notional value of $475 million that are held by a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”) because of the probability the counterparty would default (see also note 15). The Company’s other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc, who have credit ratings of “A” or better.

The following is a summary of the outstanding interest rate swaps as of September 30, 2008:

Hedged Item(a)	Combined Notional	Start Date	End Date	Pay Fixed Rate(b)	Receive Variable Rate
Variable to fixed – forward starting(c):
2004 Mortgage Loan anticipated refinancing	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing	1,900,000	June 2010	June 2015	5.2%	LIBOR
2006 Mortgage Loan anticipated refinancing	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(d)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Inclusive of interest rate swaps not designated as hedging instruments under SFAS 133.
(b)	Exclusive of any applicable credit spreads.
(c)	The forward starting interest rate swaps are cash flow hedges of the interest rate risk related to the variability in LIBOR on the anticipated refinancing of 87% of the outstanding debt as of September 30, 2008. On the respective effective dates (projected issuance dates), these interest rate swaps will be terminated and settled in cash.
(d)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).

The effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) is as follows:

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	December 31, 2007	September 30, 2008
Designated as hedging instruments under SFAS 133:
Current	Other accrued liabilities	$3,985	$6,685
Non-current	Other liabilities	61,356	101,818
Not designated as hedging instruments under SFAS 133	Other liabilities	—	9,832

Total		$65,341	$118,335

Interest Rate Swaps Designated as Hedging Instruments Under SFAS 133(a)	Three Months Ended September 30,		Nine Months Ended September 30,		Classification
	2007	2008	2007	2008
Gain (loss) recognized in OCI (effective portion)	$(69,535)	$(61,507)	$31,351	$(58,697)	Other comprehensive income (“OCI”)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	755	2,884	2,265	5,565	Interest expense and amortization of deferred financing costs

Interest Rate Swaps Not Designated as Hedging Instruments Under SFAS 133(a)	Three Months Ended September 30,		Nine Months Ended September 30,		Classification
	2007	2008	2007	2008
Gain (loss) recognized in income	$—	$2,404	$—	$2,404	Interest and other income (expense)

(a)	Exclusive of benefit (provision) for income taxes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

7. Stockholders’ Equity

In January 2008, the Company purchased 1.1 million shares of common stock in public market transactions, utilizing $42.0 million in cash.

In February 2008, the Company issued 32,977 shares of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense of $1.2 million for the nine months ended September 30, 2008.

During the third quarter of 2008, holders converted $63.7 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. As of September 30, 2008, there were no 4% Convertible Senior Notes outstanding.

See note 13 for information regarding stock-based compensation.

8. Fair Value Disclosures

As discussed in notes 1 and 2, the Company adopted SFAS 157 on January 1, 2008 with the exception of a one-year deferral of implementation for certain non-financial assets and liabilities. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of September 30, 2008
	Level 1	Level 2		Level 3	Total
Cash and cash equivalents	$73,104	—		—	$73,104
Restricted cash	174,975	—		—	174,975
Available-for-sale securities	36,367	—		—	36,367

	$284,446	—		—	$284,446

	Liabilities at Fair Value as of September 30, 2008
	Level 1	Level 2		Level 3	Total
Interest rate swaps	—	$118,335	(a)	—	$118,335

(a)	The amount of the liability on a cash settlement basis is approximately $122.2 million as of September 30, 2008.

In addition, the fair value and carrying value of debt is $5.7 billion and $6.1 billion, respectively, as of September 30, 2008. The decline in fair value of debt from December 31, 2007 to September 30, 2008 is predominately due to the impact of the conversion of the remaining 4% Convertible Senior Notes which had a fair value of approximately $243 million and the decline in fair value of the tower revenues notes and mortgage loans in the aggregate of approximately $233 million. The fair value of debt is based on indicative quotes from brokers (that is non-binding) and may not be indicative of the amount that could be realized in a current market exchange.

9. Income Taxes

During the second quarter of 2008, the IRS examination of the Company’s U.S. federal tax return for 2004 was completed, and a refund of $0.8 million was received. As a result, for the nine months ended September 30, 2008, the Company recorded income tax benefits of $74.9 million from the recording of net operating losses related to previously unrecognized tax benefits. As of September 30, 2008, the Company had no unrecognized tax benefits.

For the three and nine months ended September 30, 2008, the Company recorded a tax benefit of $2.1 million and $87.1 million, respectively. The effective tax rate for the nine months ended September 30, 2008 differs from the federal statutory rate due predominately to (1) the previously mentioned income tax benefits resulting from the completion of the IRS examination, (2) a full valuation allowance on our capital losses from an other-than-temporary decline in value of FiberTower (see note 3), (3) foreign losses for which no tax benefit was recognized,

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

and (4) state taxes. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

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

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$(67,013)	$(32,207)	$(142,644)	$14,959
Dividends on preferred stock	(5,201)	(5,201)	(15,604)	(15,604)

Net income (loss) applicable to common stock for basic and diluted computations	$(72,214)	$(37,408)	$(158,248)	$(645)

Weighted average number of common shares outstanding during the period for basic and diluted computations (in thousands)	282,577	283,573	279,353	280,780

Net income (loss) per common share – basic and diluted	$(0.26)	$(0.13)	$(0.57)	$0.00

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses after deductions of dividends on preferred stock for all periods presented.

	As of September 30,
	2007	2008
	(In thousands of shares)
Options to purchase shares of common stock(a)	4,776	4,189
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	80	—
GSI Warrants to purchase shares of common stock at an exercise price of $5.30 per share	611	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Restricted stock awards (note 13)	2,269	3,017
4% Convertible Senior Notes which were convertible into shares of common stock at a conversion price of $10.83 per share (note 7)	5,891	—

Total potential common shares	22,252	15,831

(a)	As of September 30, 2008, there are 4.2 million outstanding stock options with a weighted-average exercise price of $16.73 and a weighted-average remaining contractual term of 2.0 years.

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

12. Operating Segments

The Company’s reportable operating segments for the nine months ended September 30, 2008 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$309,798	$16,999	$—	$326,797	$332,715	$21,269	$—	$353,984
Network services and other	23,035	1,912	—	24,947	27,972	2,392	—	30,364

	332,833	18,911	—	351,744	360,687	23,661	—	384,348

Costs of operations:(a)
Site rental	106,014	5,849	—	111,863	109,757	6,001	—	115,758
Network services and other	15,864	1,168	—	17,032	18,878	1,663	—	20,541
General and administrative	29,319	3,562	—	32,881	33,220	4,217	—	37,437
Restructuring charges	3,191	—	—	3,191	—	—		—
Asset write-down charges	59,306	—	—	59,306	2,863	39	—	2,902
Integration costs	4,749	—	—	4,749	—	—	—	—
Depreciation, amortization and accretion	128,501	7,039	—	135,540	124,434	7,280	—	131,714

Operating income (loss)	(14,111)	1,293	—	(12,818)	71,535	4,461	—	75,996
Interest and other income (expense)	7,192	174	(4,401)	2,965	7,389	177	(6,009)	1,557
Interest expense and amortization of deferred financing costs	(88,604)	(5,204)	4,401	(89,407)	(87,457)	(6,690)	6,009	(88,138)
Impairment of available-for-sale securities	—	—	—	—	(23,718)	—	—	(23,718)
Benefit (provision) for income taxes	32,352	(429)	—	31,923	2,687	(591)	—	2,096
Minority interests	324	—	—	324	—	—	—	—

Net income (loss)	$(62,847)	$(4,166)	$—	$(67,013)	$(29,564)	$(2,643)	$—	$(32,207)

Capital expenditures	$63,689	$2,645	$—	$66,334	$108,943	$31,360	$—	$140,303

Total assets (at period end)					$10,413,795	$278,691	$(242,621)	$10,449,865

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$898,215	$50,710	$—	$948,925	$985,415	$62,125	$—	$1,047,540
Network services and other	55,833	5,565	—	61,398	78,822	8,120	—	86,942

	954,048	56,275	—	1,010,323	1,064,237	70,245	—	1,134,482

Costs of operations:(a)
Site rental	314,871	15,753	—	330,624	323,663	18,221	—	341,884
Network services and other	40,122	3,362	—	43,484	56,557	4,215	—	60,772
General and administrative	93,716	10,494	—	104,210	98,097	12,818	—	110,915
Restructuring charges	3,191	—	—	3,191	—	—	—	—
Asset write-down charges	64,049	—	—	64,049	9,067	132	—	9,199
Integration costs	18,666	—	—	18,666	2,504	—	—	2,504
Depreciation, amortization and accretion	387,137	20,420	—	407,557	373,730	21,913	—	395,643

Operating income (loss)	32,296	6,246	—	38,542	200,619	12,946	—	213,565
Interest and other income (expense)	16,653	480	(7,963)	9,170	21,068	431	(17,426)	4,073
Interest expense and amortization of deferred financing costs	(257,788)	(10,387)	7,963	(260,212)	(263,782)	(19,684)	17,426	(266,040)
Impairment of available-for-sale securities	—	—	—	—	(23,718)	—	—	(23,718)
Benefit (provision) for income taxes	70,484	(779)	—	69,705	88,789	(1,710)	—	87,079
Minority interests	362	(211)	—	151	—	—	—	—

Net income (loss)	$(137,993)	$(4,651)	$—	$(142,644)	$22,976	$(8,017)	$—	$14,959

Capital expenditures	$176,777	$14,481	$—	$191,258	$301,000	$41,737	$—	$342,737

Total assets (at period end)					$10,413,795	$278,691	$(242,621)	$10,449,865

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2007 and 2008.

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(62,847)	$(4,166)	$—	$(67,013)	$(29,564)	$(2,643)	$—	$(32,207)
Adjustments to increase (decrease) net income (loss):
Restructuring charges(a)	3,191	—	—	3,191	—	—	—	—
Asset write-down charges	59,306	—	—	59,306	2,863	39	—	2,902
Integration costs	4,749	—	—	4,749	—	—	—	—
Depreciation, amortization and accretion	128,501	7,039	—	135,540	124,434	7,280	—	131,714
Interest and other income (expense)	(7,192)	(174)	4,401	(2,965)	(7,389)	(177)	6,009	(1,557)
Interest expense and amortization of deferred financing costs	88,604	5,204	(4,401)	89,407	87,457	6,690	(6,009)	88,138
Impairment of available-for-sale securities	—	—	—	—	23,718	—	—	23,718
(Benefit) provision for income taxes	(32,352)	429	—	(31,923)	(2,687)	591	—	(2,096)
Minority interests	(324)	—	—	(324)	—	—	—	—
Stock-based compensation expense(b)	5,373	439	—	5,812	6,346	754	—	7,100

Adjusted EBITDA	$187,009	$8,771	$—	$195,780	$205,178	$12,534	$—	$217,712

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(137,993)	$(4,651)	$—	$(142,644)	$22,976	$(8,017)	$—	$14,959
Adjustments to increase (decrease) net income (loss):
Restructuring charges(a)	3,191	—	—	3,191	—	—	—	—
Asset write-down charges	64,049	—	—	64,049	9,067	132	—	9,199
Integration costs(a)	18,666	—	—	18,666	2,504	—	—	2,504
Depreciation, amortization and accretion	387,137	20,420	—	407,557	373,730	21,913	—	395,643
Interest and other income (expense)	(16,653)	(480)	7,963	(9,170)	(21,068)	(431)	17,426	(4,073)
Interest expense and amortization of deferred financing costs	257,788	10,387	(7,963)	260,212	263,782	19,684	(17,426)	266,040
Impairment of available-for-sale securities	—	—	—	—	23,718	—	—	23,718
(Benefit) provision for income taxes	(70,484)	779	—	(69,705)	(88,789)	1,710	—	(87,079)
Minority interests	(362)	211	—	(151)	—	—	—	—
Stock-based compensation expense(b)	15,211	2,202	—	17,413	18,386	2,428	—	20,814

Adjusted EBITDA	$520,550	$28,868	$—	$549,418	$604,306	$37,419	$—	$641,725

(a)	Including stock-based compensation expense.
(b)	Exclusive of expense included in integration costs and restructuring charges.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company’s restricted cash is held and directed by a trustee.

The Company derives the largest portion of its revenues from customers in the wireless communications industry. For the quarter ended September 30, 2008, four customers accounted for 10% or more of the Company’s consolidated revenues: Sprint Nextel, which accounted for approximately 24% of revenues, AT&T, which accounted for approximately 19% of revenues, Verizon Wireless, which accounted for approximately 15%, and T-Mobile, which accounted for approximately 12% of revenues. Certain of the Company’s customers have credit ratings below investment grade, such as Sprint Nextel and certain emerging and second tier wireless carriers. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer leases with contractually determinable payment terms and proactive management of past due balances.

13. Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the nine months ended September 30, 2008 is as follows:

Nine Months Ended September 30, 2008
(In thousands of shares)
Shares outstanding at December 31, 2007	2,255
Shares granted(a)	993
Shares vested	(179)
Shares forfeited	(52)

Shares outstanding at September 30, 2008	3,017

(a)	Weighted-average grant-date fair value of $29.86 per share and a weighted-average requisite service period of 2.8 years.

During the nine months ended September 30, 2008, the Company granted 0.7 million restricted stock awards with a market condition that generally results in forfeiture by the employee of any unvested shares in the event the Company’s common stock does not achieve the target of $41.50 per share for a period of 20 consecutive trading days beginning on or before February 21, 2011. The weighted-average assumptions used in the determination of the grant date fair value for the awards with market conditions granted in the nine months ended September 30, 2008 were as follows:

Risk-free rate	2.4%
Expected volatility	27%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $15.5 million and $17.2 million for the nine months ended September 30, 2007 and 2008, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of September 30, 2008 is $30.2 million.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense from continuing operations. For the three and nine months ended September 30, 2008, the Company recorded tax benefits of $2.2 million and $6.4 million, respectively, related to stock-based compensation expenses.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$94	$—	$94	$178	$—	$178
Network services and other costs of operations	98	—	98	217	—	217
General and administrative expenses	5,181	439	5,620	5,951	754	6,705
Restructuring charges	2,377	—	2,377	—	—	—
Integration costs	—	—	—	—	—	—

	$7,750	$439	$8,189	$6,346	$754	$7,100

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$288	$—	$288	$686	$—	$686
Network services and other costs of operations	272	—	272	588	—	588
General and administrative expenses	14,651	2,202	16,853	17,112	2,428	19,540
Restructuring charges	2,377	—	2,377	—	—	—
Integration costs	790	—	790	—	—	—

	$18,378	$2,202	$20,580	$18,386	$2,428	$20,814

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2007	2008
Supplemental disclosure of cash flow information:
Interest paid	$234,317	$247,300
Income taxes paid	3,228	4,190

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities, net of tax	(41,680)	(23,718)
Common stock issued and assumption of warrants and restricted common stock in connection with the Global Signal Merger	3,373,907	—
Common stock issued in connection with the conversion of debt	37	63,340
Increase (decrease) in the fair value of interest rate swaps, net of tax (note 6)	24,238	(34,253)

15. Subsequent Events

Interest Rate Swaps

In October 2008, a subsidiary of Lehman Brothers who is the counterparty for two of the Company’s interest rate swaps filed for bankruptcy. These two interest rate swaps have a combined notional value of $475 million and represent a liability of approximately $7.5 million as of October 31, 2008. The Company is exploring its options with regards to replacing or terminating these interest rate swaps.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

FiberTower

As of October 31, 2008, the fair value of the investment in FiberTower was $19.2 million (at $0.73 per FiberTower share), and the unrealized loss was $17.1 million. The Company may record additional impairment charges in the future if the decline in value is deemed other-than-temporary.

Foreign Currency

As of October 31, 2008, the Australian dollar to U.S. dollar exchange rate was 0.657, a decline of approximately 17% from the rate of 0.790 as of September 30, 2008. The exchange rate for the three and nine months ended September 30, 2008 was 0.887 and 0.912, respectively.

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

General Overview

Overview

We own, operate and lease over 23,000 towers for wireless communications. Revenues generated from our core site rental business represented 92% of our third quarter 2008 consolidated revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.

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

•

to allocate capital efficiently (in no particular order: opportunistically purchase our own common stock, enter into strategic tower acquisitions, acquire the land on which towers are located, selectively construct or acquire towers and distributed antenna systems, improve and structurally enhance our existing towers, and purchase or redeem our debt or preferred stock). See also “MD&A—Liquidity and Capital Resources.”

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

The following is a discussion of certain recent events which may impact our business or the wireless communications industry:

•	Consumers increased their use of wireless voice and data services according to the CTIA U.S. wireless industry survey issued on September 10, 2008.

•	Minutes of use exceeded 1.1 trillion for the first half of 2008, which represented a year-over-year increase of 11%;

•	Wireless data service revenues were nearly $15 billion for the first half of 2008, which represents a year-over-year increase of 40%; and

•	Wireless users exceeded 262 million as of June 30, 2008, which represents a year-over-year increase of nearly 20 million subscribers, or 8%.

•

The auction of spectrum licenses in the FCC 700 MHz Band Auction No. 73 was completed in March 2008 for aggregate bids of $19.6 billion. Verizon Wireless and AT&T accounted for nearly 85% of the dollar value of net bids. One block of the spectrum auctioned included a provision that the carrier provide open access to the network (i.e., to any applications and any devices), which could encourage more innovation. We expect this spectrum auction, FCC Advanced Wireless Services Auction No. 66, and future spectrum auctions should enable next generation networks.

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

•

Over the last several months, the credit markets continued to deteriorate and economic growth continued to slow. The deterioration in the credit markets included widening credit spreads and a further lack of liquidity, including certain debt markets being closed. The following is a discussion of the potential impact on us from the challenging credit markets, slowing economy and volatile foreign exchange markets:

•

Historically, aggregate capital spending and the associated demand for our towers by wireless communication companies has been relatively stable over the last several years, although we did see reductions during prior economic downturns. We do not expect the current economic conditions to significantly impact the long-term growth in wireless voice and data demand, which has historically been the predominate driver of demand for our towers over the long-term. Consequently, we currently do not anticipate reductions in tenant additions over the near term.

•

Unless credit markets improve, we will likely incur higher costs of debt financing in the future, including in 2010 and 2011 when we anticipate refinancing a significant portion of our debt. In addition, we are currently evaluating our alternatives regarding near-term discretionary investment alternatives, which include reducing capital expenditures. See “MD&A—Liquidity and Capital Resources” and “Item 1A. Risk Factors.”

•

Beginning in the third quarter of 2008 and most notably in October 2008, the U.S. Dollar strengthened considerably against the Australian Dollar, reversing the weakening that occurred during the first half of 2008. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

The addition or disposition of towers affects the year-to-year comparability of our operating results due to the fact that our results only include these towers following the date of their addition or until the date of disposition. On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations after the Global Signal Merger. The Global Signal Merger nearly doubled our tower portfolio and impacted the comparability of our results of operations between the nine months ended September 30, 2007 and 2008.

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$326,797	93%	$353,984	92%	8%
Network services and other	24,947	7%	30,364	8%	22%

	351,744	100%	384,348	100%	9%

Operating expenses:
Costs of operations(a):
Site rental	111,863	34%	115,758	33%	3%
Network services and other	17,032	68%	20,541	68%	21%

Total costs of operations	128,895	37%	136,299	35%	6%
General and administrative	32,881	9%	37,437	10%	14%
Restructuring charges	3,191	1%	—	—	*
Asset write-down charges	59,306	17%	2,902	1%	(95)%
Integration costs	4,749	1%	—	—	*
Depreciation, amortization and accretion	135,540	39%	131,714	34%	(3)%

Operating income (loss)	(12,818)	(4)%	75,996	20%	*
Interest and other income (expense)	2,965	1%	1,557	—	(47)%
Interest expense and amortization of deferred financing costs	(89,407)	(25)%	(88,138)	(23)%	(1)%
Impairment of available-for-sale securities	—	—	(23,718)	(6)%	*

Income (loss) before income taxes and minority interests	(99,260)	(28)%	(34,303)	(9)%	(65)%
Benefit (provision) for income taxes	31,923	9%	2,096	1%	(93)%
Minority interests	324	—	—	—	*

Net income (loss)	$(67,013)	(19)%	$(32,207)	(8)%	(52)%

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change
	(In thousands of dollars)
Net revenues:
Site rental	$948,925	94%	$1,047,540	92%	10%
Network services and other	61,398	6%	86,942	8%	42%

	1,010,323	100%	1,134,482	100%	12%

Operating expenses:
Costs of operations(a):
Site rental	330,624	35%	341,884	33%	3%
Network services and other	43,484	71%	60,772	70%	40%

Total costs of operations	374,108	37%	402,656	35%	8%
General and administrative	104,210	10%	110,915	10%	6%
Restructuring charges	3,191	1%	—	—	*
Asset write-down charges	64,049	6%	9,199	1%	(86)%
Integration costs	18,666	2%	2,504	—	(87)%
Depreciation, amortization and accretion	407,557	40%	395,643	35%	(3)%

Operating income (loss)	38,542	4%	213,565	19%	*
Interest and other income (expense)	9,170	1%	4,073	—	(56)%
Interest expense and amortization of deferred financing costs	(260,212)	(26)%	(266,040)	(23)%	2%
Impairment of available-for-sale securities	—	—	(23,718)	(2)%	*

Income (loss) before income taxes and minority interests	(212,500)	(21)%	(72,120)	(6)%	(66)%
Benefit (provision) for income taxes	69,705	7%	87,079	7%	25%
Minority interests	151	—	—	—	*

Net income (loss)	$(142,644)	(14)%	$14,959	1%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

Third Quarter 2007 and 2008. Our consolidated results of operations for the third quarter of 2007 and 2008, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 94% and 92% of consolidated net income (loss). Our operating segment results, including CCUSA, are discussed below (see “MD&A—Results of Operations—Comparison of Operating Segments”).

Net revenues for the third quarter of 2008 increased by $32.6 million, or 9%, from the same period in the prior year, with site rental revenues representing 83% of the overall increase. This increase in site rental revenues was predominately driven by tenant additions across our entire tower portfolio. Tenant additions were influenced by continued growth in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for the third quarter of 2008 increased by $23.3 million, or 11%, from the same period in the prior year. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin percentage (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

The following are the components of the non-cash portions of our site rental gross margins:

	Three Months Ended September 30,
	2007	2008
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$10,703	$10,099
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(9,654)	(10,002)
Stock-based compensation expenses directly related to tower operations	(94)	(178)
Net amortization of below-market and above-market leases	312	150

	$1,267	$69

Net loss for the third quarter of 2008 was $32.2 million, an improvement of $34.8 million from the same period in the prior year, primarily due to (1) the asset write-down and restructuring charges related to Modeo totaling $60.8 million that were recorded in the third quarter of 2007 and (2) the incremental gross margin from growth in our site rental business, partially offset by an impairment charge of $23.7 million related to our investment in FiberTower in the third quarter of 2008 and a decrease in the benefit for income taxes of $29.8 million.

Nine Months Ended September 30, 2007 and 2008. Our consolidated results of operations for the nine months ended September 30, 2007 and 2008, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 93% of consolidated gross margins, and (3) 97% and 154% of consolidated net income (loss). Our operating segment results, including CCUSA, are discussed below (see “MD&A—Results of Operations—Comparison of Operating Segments”).

Net revenues for the nine months ended September 30, 2008 increased by $124.2 million, or 12%, from the same period in the prior year, of which site rental revenues represented 79% of the overall increase. This increase in site rental revenues was predominately driven by (1) tenant additions across our entire tower portfolio and (2) the impact of owning the Global Signal towers from January 12, 2007 for the nine months ended September 30, 2007 compared to the entire nine month period ended September 30, 2008. Tenant additions were influenced by the continued growth in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for the nine months ended September 30, 2008 increased by $87.4 million, or 14%, from the same period in the prior year. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

The following are the components of the non-cash portions of our site rental gross margins:

	Nine Months Ended September 30,
	2007	2008
	(In thousands of dollars)
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$32,240	$31,092
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(30,022)	(29,053)
Stock-based compensation expenses directly related to tower operations	(288)	(686)
Net amortization of below-market and above-market leases	472	435

	$2,402	$1,788

Net income for the nine months ended September 30, 2008 was $15.0 million, an improvement of $157.6 million from the same period in the prior year, primarily due to (1) the incremental gross margin from growth in our site rental business, (2) tax benefits of $74.9 million resulting from the completion of an IRS examination (see note 9 to our consolidated financial statements), and (3) the asset write-down and restructuring charges related to Modeo totaling $60.8 million that were recorded in the nine months ended September 30, 2007, offset by an impairment charge of $23.7 million related to our investment in FiberTower in the third quarter of 2008 and a decrease in the benefit for income taxes of $17.4 million.

Comparison of Operating Segments

Our reportable operating segments for the third quarter of 2008 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 12 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) to Adjusted EBITDA.

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA is discussed further under “MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA — Third Quarter 2007 and 2008

Net revenues for the third quarter of 2008 increased by $27.9 million, or 8%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $22.9 million, or 7%, for the same period. The increase was primarily driven by new tenant additions across our entire portfolio. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., a significant amount of our tenant additions during the third quarter of 2008 were from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

Network services and other revenues for the third quarter of 2008 increased by $4.9 million, or 21%, from the same period in the prior year. The increase in network services and other revenues reflects the variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the third quarter of 2008 increased by $19.2 million, or 9%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 7% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for third quarter of 2008 increased by one percentage point, to 67%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower.

General and administrative expenses for the third quarter of 2008 increased by $3.9 million from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 13 to our condensed consolidated financial statements. In addition, general and administrative expenses were 9% of net revenues for both the third quarter of 2007 and 2008. General and administrative expenses decreased as a percentage of net revenues from approximately 13% of net revenues for the year ended December 31, 2006 (pre-Global Signal Merger), illustrating the efficiencies from operating a larger tower portfolio as a result of the integration of the Global Signal towers. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers, as shown in general and administrative expenses decreasing slightly from second quarter 2008 to third quarter 2008.

Adjusted EBITDA for the third quarter of 2008 increased by $18.2 million, or 10%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Integration costs for the third quarter of 2007 were $4.7 million compared to none in the third quarter of 2008. We completed the integration of the Global Signal tower portfolio during the first quarter of 2008.

Depreciation, amortization and accretion for the third quarter of 2008 decreased by $4.1 million, or 3%, from the same period in the prior year. The decrease for the three months ended September 30, 2008 resulted from towers acquired from Global Signal with short useful lives (as defined) that have now been fully depreciated. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options).

Interest expense and amortization of deferred financing costs for the third quarter of 2007 and 2008 was $88.6 million and $87.5 million, respectively. The amount, composition and weighted-average interest rate of our debt for the third quarter of 2008 was consistent with the same period in the prior year. See “MD&A—Liquidity and Capital Resources.”

During the third quarter of 2008, we recorded a non-cash impairment charge of $23.7 million related to a decline in the value of our investment in FiberTower that was deemed to be other-than-temporary. Further declines in the stock price of FiberTower may be determined to be other-than-temporary and result in further write-downs of our investment. These potential future write-downs are limited to the carrying value of our investment of $36.4 million as of September 30, 2008. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

The benefit (provision) for income taxes for the third quarter of 2008 was a benefit of $2.7 million, representing a decrease of $29.7 million from the same period in the prior year. The effective tax rate for the third quarter of 2008 was 8% compared to 34% in the same period of the prior year. The effective tax rate differs from the federal statutory rate predominately due to a full valuation allowance on our unrealized capital losses from our investment in FiberTower and state taxes. See also note 9 to our condensed consolidated financial statements.

Net income (loss) for the third quarter of 2008 was a loss of $29.6 million, an improvement of $33.3 million from the same period in the prior year. The reduction in net loss was primarily due to (1) the asset write-down charges of $57.7 million and restructuring charges of $3.1 million related to Modeo that were recorded in the third quarter of 2007 and (2) the increase in Adjusted EBITDA of $18.2 million that primarily resulted from growth in our site rental business, partially offset by an impairment charge of $23.7 million related to our investment in FiberTower in the third quarter of 2008 and a decrease in the benefit for income taxes of $29.7 million.

CCUSA — Nine Months Ended September 30, 2007 and 2008

Net revenues for the nine months ended September 30, 2008 increased by $110.2 million, or 12%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $87.2 million, or 10%, for the same period. The increase was primarily driven by (1) new tenant additions across our entire portfolio and (2) owning the Global Signal towers from January 12, 2007 for the nine months ended September 30, 2007 compared to the entire nine months period ended September 30, 2008. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., a significant amount of our tenant additions during the nine months ended September 30, 2008 were from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

Network services and other revenues for the nine months ended September 30, 2008 increased by $23.0 million, or 41%, from the same period in the prior year. The increase in network services and other revenues was as a result of performing services on a larger portfolio of towers as a result of the Global Signal Merger. Global Signal did not operate a network services business, so the network services and other revenues performed on the Global Signal towers increased during 2007 and 2008 as we marketed services for those towers.

Site rental gross margins for the nine months ended September 30, 2008 increased by $78.4 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for the nine months ended September 30, 2008 increased by two percentage points, to 67%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower.

General and administrative expenses for the nine months ended September 30, 2008 increased by $4.4 million, or 5%, from the same period in the prior year but decreased to 9% of net revenues from 10%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 13 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily related to headcount additions and related employee costs resulting from the Global Signal Merger. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the nine months ended September 30, 2008 increased by $83.8 million, or 16%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Integration costs for the nine months ended September 30, 2008 were $2.5 million compared to $18.7 million for the nine months ended September 30, 2007. The decrease in integration costs was as a result of our completion of the integration of the Global Signal tower portfolio during the first quarter of 2008.

Depreciation, amortization and accretion for the nine months ended September 30, 2008 decreased by $13.4 million, or 3%, from the same period in the prior year. The depreciation expense on the towers acquired from Global Signal for the nine months ended September 30, 2007 was inclusive of approximately $19 million related to towers with useful lives (as defined) less than one year. Depreciation of towers is computed using the useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options).

Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2008 increased by $6.0 million, or 2%, from the same period in the prior year. Interest expense and amortization of deferred financing costs were influenced by an increase in indebtedness during the nine months ended September 30, 2007, including the mortgage loans ($1.8 billion) that remained outstanding as obligations after the Global Signal Merger (on January 1, 2007) and the issuance of term loans ($650.0 million). Our weighted-average interest rate for the nine months ended September 30, 2008 was relatively consistent with the nine months ended September 30, 2007 as a result of virtually all of our debt having fixed rate coupons. See “MD&A—Liquidity and Capital Resources.”

During the nine months ended September 30, 2008, we recorded a non-cash impairment charge of $23.7 million related to a decline in the value of our investment in FiberTower that was deemed to be other-than-temporary. Further declines in the stock price of FiberTower may be determined to be other-than-temporary and result in further write-downs of our investment. These potential future write-downs are limited to the carrying value of our investment of $36.4 million as of September 30, 2008. See “Item 3—Quantitative and Qualitative Disclosure About Market Risk.”

The benefit (provision) for income taxes for the nine months ended September 30, 2008 was a benefit of $88.8 million, representing an increase of $18.3 million from the same period in the prior year. The tax benefits for the nine months ended September 30, 2008 include tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return from 2004. The effective tax rate for the nine months ended September 30, 2008 differs from the federal statutory rate due predominately to income tax benefits resulting from the completion of the IRS examination, a full valuation allowance on our unrealized capital losses from our investment in FiberTower and state taxes. See also note 9 to our condensed consolidated financial statements.

Net income for the nine months ended September 30, 2008 was $23.0 million, an improvement of $161.0 million from the same period in the prior year. The change from a loss to income was primarily due to (1) the increase in Adjusted EBITDA of $83.8 million that primarily resulted from growth in our site rental business, (2) an increase in the benefit for income taxes of $18.3 million driven by the completion of the previously mentioned IRS examination, and (3) the asset write-down charges of $57.7 million and restructuring charges of $3.1 million related to Modeo that were recorded in the third quarter of 2007, partially offset by an impairment charge of $23.7 million related to our investment in FiberTower in the third quarter of 2008.

CCAL — Third Quarter 2007 and 2008

The increases and decreases between the third quarter of 2007 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for the third quarter of 2008 was approximately 0.887, an increase of 5% from approximately 0.848 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the third quarter of 2008 increased by $4.8 million, or 25%, from the same period in the prior year. The increase in total net revenues was influenced by various factors including tenant additions on our towers and towers acquired after the third quarter of 2007. Network services and other revenues and tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the third quarter of 2008 increased by $3.8 million, or 43%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. Site rental gross margins increased by $4.1 million, or 37%, to 72% of site rental revenues, for the third quarter of 2008, from $11.2 million, or 66% of site rental revenues for the third quarter of 2007.

Net income (loss) for the third quarter of 2008 was a net loss of $2.6 million, compared to a net loss of $4.2 million for the third quarter of 2007. The decrease in net loss was primarily driven by the same factors that drove the improvement in Adjusted EBITDA offset by a $1.5 million increase in interest expense and amortization of deferred financing costs predominately as a result of an inter-company borrowing between segments. The proceeds of the inter-company borrowing primarily were utilized to fund the capital return in May 2007 in order to increase the leverage of the CCAL business.

CCAL — Nine Months Ended September 30, 2007 and 2008

The increases and decreases between the nine months ended September 30, 2007 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S. dollars for the nine months ended September 30, 2008 was approximately 0.912, an increase of 11% from approximately 0.822 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the nine months ended September 30, 2008 increased by $14.0 million, or 25%, from the same period in the prior year. The increase in total net revenues was influenced by various factors, including exchange rate fluctuations and tenant additions on our towers. Network services and other revenues and tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the nine months ended September 30, 2008 increased by $8.6 million, or 30%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. Site rental gross margins increased by $8.9 million, or 26%, to 71% of site rental revenues, for the nine months ended September 30, 2008, from $35.0 million, or 69% of site rental revenues for the nine months ended September 30, 2007.

Net income (loss) for the nine months ended September 30, 2008 was a net loss of $8.0 million, compared to a net loss of $4.7 million in the nine months ended September 30, 2007. The increase in net loss was primarily driven by a $9.3 million increase in interest expense and amortization of deferred financing costs predominately as a result of an inter-company borrowing between segments, partially offset by the same factors that drove the improvement in Adjusted EBITDA. The proceeds of the inter-company borrowing primarily were utilized to fund the capital return in May 2007 in order to increase the leverage of the CCAL business.

Liquidity and Capital Resources

Overview

Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash flows from operations have been sufficient to fund our cash interest payments and sustaining capital expenditures. Our long-term strategy contemplates funding our discretionary investments primarily with operating cash flows and potential future debt financings, and in certain instances, we also may utilize issuances of our common stock. Over the long-term, we may continue to increase our debt if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriate to drive long-term stockholder value. The amount of future debt financings is influenced by such factors as (1) our belief in the potential long-term return of our previously mentioned discretionary investments, (2) self-imposed limits such as our targeted leverage ratio of generally six to eight times Adjusted EBITDA and interest coverage ratio of generally two times Adjusted EBITDA, (3) our restrictive debt covenants, discussed further below, and (4) the availability of financing at attractive rates, particularly in light of the current credit environment.

In light of current challenges in the credit markets, we expect to reduce the cash we spend on discretionary capital expenditures in order to have sufficient liquidity to provide us with the option to repay our 2009 debt maturities in whole or in part. We are currently evaluating our alternatives regarding near-term discretionary investment alternatives, which include evaluating the amount and mix of capital expenditures going forward. Of the nearly $550 million of cash flows from operating activities that we currently expect to generate for full year 2009, we currently expect to use approximately $150 million to $200 million of such cash flow on capital expenditures, although our aggregate capital expenditures may exceed this range depending upon the availability of financing. In general, our decisions regarding investments including capital expenditures are discretionary. By the end of 2009, approximately $462.0 million of debt will mature, including our revolving credit facility in January 2009 and a mortgage loan in December 2009. We expect to repay these debt maturities with cash on hand, operating cash flows, proceeds from future debt financings, equity issuances, or a combination thereof. Further, we will continue to evaluate the purchase and redemption of our existing debt in order to monetize their declines in fair value that may result from the increase in interest rates in the market place inclusive of credit spreads.

As of September 30, 2008, we had consolidated cash and cash equivalents of $73.1 million (exclusive of restricted cash). As of October 31, 2008, we had approximately $75.0 million of available borrowings under our revolving credit facility that matures in January 2009.

As of September 30, 2008, we had consolidated debt of $6.1 billion, redeemable preferred stock of $314.5 million and consolidated shareholders equity of $3.1 billion. As of September 30, 2008, our outstanding debt has a weighted-average interest rate of 5.2% and predominately consists of $5.3 billion of tower revenue notes and mortgage loans that are securitized by the cash flows from the vast majority of our CCUSA towers, as well as $640.3 million of term loans due in 2014. Our mortgage loans have contractual maturities in December 2009 ($293.8 million) and February 2011 ($1.55 billion). Subject to credit market conditions, we anticipate refinancing our tower revenue notes, which have final maturities in 2035 and 2036, in June 2010 ($1.9 billion) and November 2011 ($1.55 billion), respectively (see “MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity”). We anticipate refinancing the mortgage loans and tower revenue notes with new debt similar to our existing tower revenue notes. Our ability to obtain borrowings that are securitized by tower cash flows at commercially reasonable terms will depend on various factors such as, our ability to generate cash flows on our existing towers and the state of the capital markets. See “MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity,” “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A. Risk Factors.”

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2007	2008	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$220,415	$345,755	$125,340
Investing activities	(682,701)	(369,356)	313,345
Financing activities	(12,152)	22,693	34,845
Effect of exchange rate changes on cash	1,524	(1,233)	(2,757)

Net increase (decrease) in cash and cash equivalents	$(472,914)	$(2,141)	$470,773

Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the nine months ended September 30, 2008 of $125.3 million, or 57%, from 2007 was primarily due to growth in our site rental business. Net cash provided by operating activities is inclusive of prepayments for long-term easements and ground leases for land under our towers. These prepayments are part of our efforts to renegotiate and extend the terms of our interests in the land under our towers. We expect to continue to grow our net cash provided by operating activities over the next year, primarily as a result of anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred revenues, prepaid ground leases and accrued interest, can have a significant impact on our net cash flows from operating activities for interim periods largely due to the timing of payments and receipts.

Cash Flows from Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Nine Months Ended September 30,
	2007	2008	Change
	(In thousands of dollars)
Land purchases	$98,016	$164,413	$66,397
Construction or purchases of towers	43,910	106,535	62,625
Modeo	6,347	—	(6,347)
Sustaining	15,080	14,835	(245)
Tower improvements and other	27,905	56,954	29,049

Total	$191,258	$342,737	$151,479

Total capital expenditures for the nine months ended September 30, 2008 increased by $151.5 million, or 79%, from the same period in the prior year, predominately related to an increase in (1) land purchases related to our ongoing efforts to purchase the land under our towers, (2) construction and purchases of towers, and (3) revenue generating investments in our CCUSA tower portfolio.

As previously mentioned, we expect to reduce our future capital expenditures from recent levels in order to build liquidity with the remaining cash flows from operations to provide us the option to repay our 2009 debt maturities in whole or part. In light of our planned reductions, we are currently evaluating the mix of capital expenditures going forward. Other than sustaining capital expenditures (including maintenance activities on our towers), which we expect to be approximately $25 million to $30 million for full year 2009, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. Such decisions are influenced by the availability of capital and expected returns on alternative investments.

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

Cash Flows from Financing Activities

In light of the current challenges in the credit markets and consistent with our previously mentioned strategy to prudently manage short-term liquidity, our financing activities for the nine months ended September 30, 2008 included purchases of common stock and additional borrowings at reduced levels from our past practices. However, we are still committed to our long-term strategy to allocate our capital to drive long-term stockholder value, which may include making discretionary investments such as purchases of our debt and common stock. The following is a summary of the significant financing transactions completed in 2008.

2007 Credit Agreement. In January 2008, we extended the maturity of our revolving credit facility until January 2009. This one-year extension did not result in any other changes to the revolving credit facility including any changes to our credit spreads. Under the revolving credit facility, we have $169.4 million outstanding and approximately $75.0 million of available borrowing capacity as of October 31, 2008. Availability under the revolving credit facility at any time will be determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio.

Common Stock Activity. A summary of common stock activity for the nine months ended September 30, 2008 is as follows:

Nine Months Ended September 30, 2008
(In thousands of shares)
Shares outstanding at beginning of period	282,507
Restricted stock awards granted	993
Common stock purchased	(1,195)
Stock options exercised	413
Conversion of the 4% Convertible Senior Notes	5,891
Other activity	(19)

Shares outstanding at end of period	288,590

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

During the nine months ended September 30, 2008, the holders converted $63.7 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. As of September 30, 2008, there are no 4% Convertible Senior Notes outstanding.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and notes 6 and 15 to the condensed consolidated financial statements.

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

Factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations. If our subsidiaries that issued the tower revenue notes and mortgage loans were to default on the debt, the trustee could seek to foreclose upon or otherwise convert the ownership of the securitized towers, in which case we could lose the towers and the revenues associated with the towers. We are currently in compliance with our debt covenants; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. See “Item 1A. Risk Factors.”

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

If we are unable to refinance or renegotiate our debt, our debt service requirements may significantly increase in the future. If our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 and November 2011) then the interest rates increase by at least an additional 5% per annum and Excess Cash Flow (as defined in the indenture) of the Issuers of the tower revenue notes will be used to repay principal resulting in a reduction in cash available for discretionary investments. In addition, if we do not obtain financing to fund our debt maturities we may need to reduce our current level of discretionary capital expenditures. See “Item 1A. Risk Factors.”

The current credit environment has resulted in a substantial widening of credit spreads in the market since the issuance of our existing debt. As we refinance existing debt or borrow additional debt, changes in our credit spreads may impact our interest expense and interest coverage ratios.

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2007 are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2007 Form 10-K. The critical accounting policies and estimates for the nine months ended September 30, 2008 have not changed from the critical accounting policies for the year ended December 31, 2007.

During the three months ended September 30, 2008, we considered whether the decline in our stock price, and the decline in market multiples in our industry sector was an indicator that would require an interim impairment analysis. We determined that these circumstances were not events or changes in circumstance that would more likely than not reduce the fair value of our reporting units below their carrying amount. We perform our annual impairment test during the fourth quarter. We are currently in the process of completing our annual impairment test and do not believe that the annual impairment test will result in the recognition of an impairment loss.

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

In December 2007, the FASB issued SFAS 141(R) that replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. The provisions of SFAS 141(R) will be applied prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) may have a material impact on business combinations after adoption. The impact from application of SFAS 141(R) depends on the facts and circumstances of the business combinations after adoption.

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

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on (1) the anticipated refinancing of our existing $6.1 billion of debt, (2) our $800.3 million of floating rate debt representing 13% of our total debt, and (3) potential future borrowings of additional debt. The following discussion and tables below summarize our market risk exposure to interest rates including our use of interest rate swaps to manage and reduce this risk.

By the end of 2011, we expect to have refinanced a substantial amount of our outstanding debt and entered into interest rate swaps to hedge the variability in cash flows from changes in LIBOR on these anticipated refinancings. We do not hedge our exposure to changes in credit spreads on these anticipated refinancings, as the rates fixed by our interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated refinancing. We typically do not hedge our exposure to interest rates on potential future borrowings of additional debt prior to issuance. The current credit environment has resulted in a significant widening of credit spreads in the market since the original issuance of our existing debt. Unless the credit markets improve, we will likely incur higher cost of debt financing in the future, including in 2010 and 2011 when we anticipate refinancing a significant portion of our debt. In addition, if our tower revenue notes are not paid in full by their anticipated repayment dates (June 2010 and November 2011), then the interest rate increases by at least 5% per annum.

We have managed our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of September 30, 2008, we had $800.3 million of floating rate debt, of which $625.0 million is effectively converted to a fixed rate through an interest rate swap until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of one percentage point over a twelve-month period would increase our interest expense by approximately $1.8 million.

Our interest rate swaps are used to manage and reduce our interest rate risk and are not for speculative or trading purposes. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve as of the measurement date. As a result, a hypothetical decrease of 50 basis points in the prevailing LIBOR yield curve as of September 30, 2008 would increase the liability for our swaps by nearly $120 million. The Company is exposed to non-performance risk from the counterparties to our interest rate swaps. In October 2008, a subsidiary of Lehman Brothers that was our counterparty for two interest rate swaps filed for bankruptcy. These two interest rate swaps have a combined notional value of $475 million and represent a liability of approximately $7.5 million as of October 31, 2008. We are exploring our options to replace or terminate these interest rate swaps. Our other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better. See note 6 to our condensed consolidated financial statements and the tables below.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of September 30, 2008. These debt maturities reflect contractual maturity dates and do not consider the impact of the anticipated repayment dates on the tower revenue notes (see footnote b). See note 6 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2008	2009	2010		2011	2012	Thereafter		Total		Fair Value(g)
	(Dollars in thousands)
Debt:
Fixed rate(a)(b)	$—	$293,825	$—	(b)	$1,550,000 (b)	$—	$3,450,051	(b)	$5,293,876	(b)	$4,964,440
Average interest rate(a)	—	4.7%	—	(b)	5.7%	—	10.3	%(b)	8.6	%(b)

Variable rate(c)	$1,625	$166,500	$6,500		$6,500	$6,500	$612,625		$800,250		$689,007
Average interest rate(d)	4.3%	4.2%	4.3%		4.3%	4.3%	4.3%		4.2%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2008	2009		2010	2011	2012	Thereafter	Total		Fair Value
	(Dollars in thousands)
Interest Rate Swaps(h):
Variable to Fixed—Forward starting(e)	$—	$293,825		$1,900,000	$3,100,000	$—	$—	$5,293,825		$(111,650)
Average Fixed Rate(f)	—	5.1%		5.2%	5.2%	—	—	5.2%

Variable to Fixed	$—	$625,000	(d)	$—	$—	$—	$—	$625,000	(d)	$(6,685)
Average Fixed Rate(f)	—	4.1	%(d)	—	—	—	—	4.1	%(d)

(a)	The average interest rate represents the weighted-average stated coupon rate (see footnote b).
(b)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 and November 2011) then the interest rate increases by at least 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of the previously mentioned increase in interest rate that would occur following the anticipated repayment dates. The annualized Excess Cash Flow of the Issuers is currently in excess of $300 million.
(c)	Our variable rate debt consists of $160.0 million outstanding under our revolving credit facility and $640.3 million outstanding under our term loans.
(d)	The interest rate on our revolving credit facility and term loans represents the rates in effect as of September 30, 2008, exclusive of the effect of our interest rate swaps. The interest rate on $625.0 million of the term loans has effectively been converted to a fixed rate until December 2009 through interest rate swaps.
(e)	These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR for a five year period on the expected future refinancing of 100% of our fixed rate debt. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which they will be terminated and settled in cash. See note 6 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.
(f)	Exclusive of any applicable credit spreads.
(g)	The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information and are not necessarily indicative of the amount which could be realized in a current market exchange.
(h)	Inclusive of the previously mentioned swaps with a subsidiary of Lehman Brothers that filed bankruptcy.

Equity Security Price Risk

We are exposed to price fluctuations on our available-for-sale investment in FiberTower equity securities. We do not currently attempt to reduce or eliminate the market exposure on these securities. As of October 31, 2008, the fair value of our investment in FiberTower was $19.2 million (at $0.73 per FiberTower share) and the unrealized loss was $17.1 million. For the nine months ended September 30, 2008 and the year ended December 31, 2007, we recorded charges of $23.7 million and $75.6 million, respectively, to write-down the value of our investment in FiberTower relating to a decline in value deemed other-than-temporary. We may record additional impairment charges in the future if further declines in value are deemed other-than-temporary. Our potential future impairment charges are limited to our current adjusted cost basis of $36.4 million. See note 3 to our consolidated financial statements.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. However, our revenues and costs have been and will continue to be impacted by changes in the Australian dollar exchange rates. CCAL represented 6% for both our consolidated revenues and operating income for the third quarter of 2008. As of October 31, 2008, the Australian dollar exchange rate had declined approximately 26% from the average rate for the quarter ended September 30, 2008. If the foreign currency exchange rate had been 0.657 for the quarter ended September 30, 2008, our consolidated revenues and operating income would have been reduced by approximately $6 million and $1 million, respectively; and for the nine months ended September 30, 2008, our consolidated revenues and operating income would have been reduced by approximately $20 million and $3 million, respectively.

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

You should carefully consider the risk factor below, as well as other information contained in this document and our 2007 Form 10-K including the additional risk factors discussed in “Item 1A. Risk Factors.”

Our substantial level of indebtedness may adversely affect our ability to react to changes in our business, and we may not be able to refinance on favorable terms our existing debt or use debt to fund future capital needs.

We have a substantial amount of indebtedness (approximately $6.1 billion as of October 31, 2008). As a result of our substantial debt, demands on our cash resources are higher than they otherwise would be which could negatively impact (1) our business, results of operations and financial condition and (2) the market price of our common stock.

As a result of our substantial indebtedness:

•	We may be more vulnerable to general adverse economic and industry conditions.

•	We may not be able to refinance on favorable terms our existing debt.

•	We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements.

•

We may be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to fund other investments, including capital expenditures.

•

We may have limited flexibility in planning for, or reacting to, changes in our business or in the industry, including as a result of restrictive debt covenants and self-imposed limits on our indebtedness.

•	We may have a competitive disadvantage relative to other companies in our industry with less debt.

•	We may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations.

•	We may be limited in our ability to take advantage of strategic business opportunities, including tower development and mergers and acquisitions.

We anticipate refinancing the majority, if not all, of our debt and preferred stock within the next five years. If our tower revenue notes are not repaid in full by their anticipated repayment dates (five years from original issuance), then our interest rates substantially increase (by an additional 5% per annum) and monthly principal payments commence utilizing Excess Cash Flow (as defined in the indenture) of the issuers. Our mortgage loans have contractual maturities in December 2009 and February 2011. There can be no assurances we will be able to effect this anticipated refinancing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. If we are unable to refinance or renegotiate our debt, our debt service requirements may significantly increase in the future.

The conditions in the general credit markets have recently continued to deteriorate with widening credit spreads and a lack of liquidity, including certain debt markets being closed. The credit markets have been severely impacted by recent events, such as the Lehman Brothers bankruptcy filing, the sale of Merrill Lynch, the U.S. government conservatorship of Fannie Mae and Freddie Mac, and the U.S. government loan to AIG. Central banks and governments around the world have taken various additional measures in an effort to stabilize capital markets. Unless the credit markets improve, we will likely incur higher costs of debt financing in the future, including in 2010 and 2011 when we anticipate refinancing a significant portion of our debt or the interest rates on our tower revenue notes increase if not refinanced. See “MD&A—Liquidity and Capital Resources.”

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

CROWN CASTLE INTERNATIONAL CORP.

Date: November 6, 2008	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 6, 2008	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller (Principal Accounting Officer)