Form 10-K
period 2008-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2009-02-26
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12B-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10.6 billion as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $38.73 per share.

Applicable Only to Corporate Registrants

As of February 17, 2009, there were 288,665,752 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s expectations as of the filing date of this report with the Securities and Exchange Commission (“SEC”). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” “expect,” “likely,” “predicted,” and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in “Item 1. Business,” “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” herein.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under “Item 1A. Risk Factors” herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K refer to Crown Castle International Corp. (“CCIC”), a Delaware corporation organized on April 20, 1995, and its subsidiaries. Unless this Form 10-K indicates otherwise or the context otherwise requires, “Global Signal” refers to the former Global Signal Inc. and its subsidiaries which merged into a subsidiary of ours in January 2007 (“Global Signal Merger”). Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment.

PART I

Item 1. Business

Overview

We own, operate and lease towers and other communication structures, including certain rooftop installations (collectively, “towers”), for wireless communications. Our core business is renting space on our towers via long-term contracts in various forms, including license, sublease and lease agreements. Generally, our towers can accommodate multiple customers (“co-location”) for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. Revenues derived from this site rental business represented 92% of our 2008 consolidated revenues.

Information concerning our tower portfolio as of December 31, 2008 is as follows:

•	We owned, leased or managed approximately 24,100 towers.

•	We have approximately 22,300 towers in the United States (“U.S.”), approximately 1,600 towers in Australia, and the remainder of our towers are located in Puerto Rico and Canada.

•

Our customers include many of the world’s major wireless communications companies. In the U.S., Sprint Nextel, AT&T, Verizon Wireless (inclusive of Alltel) and T-Mobile accounted for 76% and 72% of our 2008 CCUSA and consolidated revenues, respectively. In Australia, our customers include Vodafone, Optus, Telstra and Hutchison.

•

Approximately 54% and 71% of our towers in the U.S. and Puerto Rico were located in the 50 and 100 largest basic trading areas, or “BTAs”, respectively. Through our Australia tower portfolio, we have a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth.

•

We owned in fee or had perpetual or long-term easements in the land and other properties (collectively “land”) on which approximately 5,500 of our towers reside, and we leased, subleased or licensed the land on which approximately 17,900 of our towers reside. In addition, we managed approximately 700 towers owned by third parties where we had the right to market space on the tower or where we had sublease agreements with the tower owner.

Our site rental revenues typically result from long-term contracts with (1) initial terms of five to fifteen years, (2) multiple renewal periods at the option of the tenant of five to ten years each, and (3) contractual escalators of the rental price. As a result, the vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. We seek to increase our site rental revenues by adding more tenants on our towers, which we expect to result in significant incremental cash flow due to our relatively fixed tower operating costs.

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

Strategy

Our strategy is to increase long-term stockholder value by translating anticipated future growth in our core site rental business into growth of our results of operations on a per share basis. We believe our strategy is consistent with our mission to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The key elements of our strategy are to:

•

Organically grow the revenues and cash flows from our towers. We seek to maximize the site rental revenues of our towers by co-locating additional tenants on our towers as wireless carriers deploy and improve their wireless networks. We seek to maximize additional tenant co-locations through our focus on customer service and deployment speed and by leveraging our web-based proprietary tools. Due to the relatively fixed nature of the costs to operate our towers (which tend to increase at approximately the rate of inflation), we expect the increased revenues from additional co-locations and contracted escalators to result in significant incremental site rental gross margin and growth in our operating cash flows. We believe there is considerable additional future demand for our existing towers based on their location (significant presence in 91 of the top 100 BTAs in the U.S. and Puerto Rico) and the anticipated growth in the wireless communications industry.

•

Allocate capital efficiently. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Given the current conditions in the credit markets, we currently expect to use the majority of our cash to purchase or repay our debt and severely limit our other discretionary investments. Historically, we have invested our available cash in discretionary investments such as those shown below (in no particular order), which we expect to resume in the future depending upon the then state of the credit environment and availability of liquidity in the capital markets:

•	purchase shares of our own common stock (“common stock”) from time to time;

•	enter into acquisitions of tower businesses;

•	selectively construct or acquire towers and distributed antenna systems;

•	acquire land under towers;

•	make improvements and structural enhancements to our existing towers; and

•	purchase or redeem our debt or preferred stock.

Our long-term strategy is based on our belief that opportunities will be created by the expected continuation of growth in the wireless communications industry, which depends on the demand for wireless telephony and data services by consumers. Thus far, the wireless communications industry has not been impacted by the recent slowing economy to any significant degree. The following is a discussion of certain growth trends in the wireless communications industry:

•

We expect wireless carriers will continue their focus on improving network quality by adding additional antennas for the transmission of their services in an effort to improve customer retention and satisfaction.

•

Consumers are increasing their use of wireless voice and data services. According to a Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey and other published reports:

•	Minutes of use exceeded 1.1 trillion for the first half of 2008, which represents a year-over-year increase of 11%.

•	Wireless data service revenues were nearly $15 billion for the first half of 2008, which represents a year-over-year increase of 40%.

•	Wireless users totaled 262 million as of June 30, 2008, which represents a year-over-year increase of nearly 20 million subscribers, or 8%.

•	The percentage of U.S. households with no wireline communications and only wireless communications increased to approximately 18% as of June 30, 2008.

•	Wireless penetration in the U.S. increased to 87% as of June 30, 2008.

•

Our customers have introduced, and we believe they plan to continue to deploy, next generation wireless technologies, including third generation (“3G”) and wireless data technology, such as email, internet and mobile video. We expect these next generation technologies and others, such as fourth generation (“4G”) technology (including long-term evolution), to translate into additional demand for tower space.

•	We have seen and anticipate there could be other new entrants into the wireless communications industry that should deploy regional or national wireless networks for voice and data services.

•

The Federal Communications Commission (“FCC”) auctioned spectrum licenses in the Advanced Wireless Services Auction No. 66 during the third quarter of 2006 and the 700 MHz Band Auction No. 73 in March 2008. We expect that these spectrum auctions and future auctions should enable next generation networks and possibly enable one or more new entrants into the wireless communications industry.

•

Many countries outside of the U.S. have wireless penetration rates approaching or exceeding 100% and have wireless networks faster and even more robust than the U.S. This wireless activity outside of the U.S. may be a leading indicator for U.S. wireless communications. See also “Item 1. The Company—CCAL.”

2008 Highlights and Recent Developments

See “Item 7. MD&A” and our consolidated financial statements for a discussion of developments and activities occurring in 2008 and the beginning of 2009, including the issuance of our 9% senior notes in January 2009 and the challenging credit markets.

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

CCUSA

Overview. The core business of CCUSA is the renting of antenna space on our towers predominately to wireless carriers under long-term contracts. Supporting our competitive position in the site rental business, we offer our tenants certain network services relating to our towers, including antenna installations and other services. At December 31, 2008, CCUSA owned, leased or managed approximately 22,500 towers. Although we own, lease or manage approximately 200 towers located in Puerto Rico and Canada that are included in CCUSA, our towers are predominately located in the U.S., with concentrations in the 50 and 100 largest BTAs.

Most of our CCUSA towers were acquired through transactions consummated within the past nine years, including through the transactions summarized below:

Acquisition	Transaction Closing Dates	Current No. of Towers	Primary Tower Locations
Global Signal(a)	2007	10,684	Southeastern, Southwestern, Midwestern, Pacific Coast and Northeastern U.S.
Mountain Union Telecom, LLC	2006	480	Puerto Rico and Southern U.S.
Trintel Communications Inc.	2005	467	Midwestern U.S.
GTE Wireless(d)	2000(b)	2,870	Eastern, Midwestern, Southwestern and Pacific Coast U.S.
Bell South Mobility(e) and Bell South DCS(e)	1999 – 2000(c)	3,035	Southeastern and Midwestern U.S.
Bell Atlantic Mobile(d)	1999	2,014	Eastern, Southwestern U.S.
Powertel(f)	1999	674	Southeastern U.S.

(a)	6,553 towers were originally acquired by Global Signal from Sprint (a predecessor of Sprint Nextel). See “Item 7. MD&A—General Overview—Acquisition of Global Signal” and note 2 to our consolidated financial statements for a discussion of the Global Signal Merger.
(b)	The towers from GTE Wireless were acquired in multiple closings from January 2000 through September 2000.
(c)	The towers from Bell South Mobility and Bell South DCS were acquired in multiple closings from June 1999 through December 2000.
(d)	Now part of Verizon Wireless.
(e)	Now part of AT&T.
(f)	Now part of T-Mobile.

Site Rental. CCUSA rents space on its towers for antennas and other equipment and leases access to our distributed antenna systems for the transmission of a variety of wireless signals predominately related to wireless voice and data transmission.

We generally receive monthly rental payments from tenants, payable under site leases. Over the last several years, our new leases have generally had initial terms of seven to fifteen years (with three or four optional renewal periods of five years each) and provide for annual price increases based upon a consumer price index, a fixed percentage or a combination thereof. The lease agreements with our tenants relating to tower network acquisitions generally have an original term of ten years, with multiple renewal options at the option of the tenant, each typically ranging from five to ten years. We have existing master lease agreements with most wireless carriers, including Sprint Nextel, AT&T, Verizon Wireless, and T-Mobile, which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements.

The average monthly rental payment of a new tenant added to a tower varies among the different regions in the U.S. and the type of service being provided by the tenant, with broadband tenants paying more than narrowband tenants (such as paging), primarily as a result of the physical size of the antenna installation. We also routinely receive rental payment increases in connection with lease amendments which authorize carriers to add additional antennas or other equipment to towers on which they already have equipment pursuant to pre-existing lease agreements.

The operating expenditures of our site rental business consist predominately of ground lease expense, property taxes, repairs and maintenance, employee compensation and related benefit costs, and utilities, which tend to escalate at approximately the rate of inflation. As a result of the relative fixed nature of these expenditures, the co-location of additional tenants is achieved at a low incremental cost resulting in high incremental cash flows.

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

Customers. In both the site rental and network services businesses, we work with a number of customers. We work extensively with large national wireless carriers such as Sprint Nextel, AT&T, Verizon Wireless, and T-Mobile. Approximately 48% of 2008 CCUSA site rental revenues are with customers (or their parent companies) who are rated investment grade including AT&T, Verizon Wireless (a joint venture of Verizon Communications and Vodafone) and T-Mobile (a subsidiary of Deutsche Telecom). In addition to the four largest customers, our 2008 net revenues and new tenant additions were derived from second tier and emerging wireless customers, such as those offering flat rate calling plans and wireless data technologies. The following table summarizes the net revenues from our four largest customers expressed as a percentage of CCUSA’s and our consolidated revenues for 2008. See “Item 1A. Risk Factors.”

Customer	% of 2008 CCUSA Net Revenues	% of 2008 Consolidated Net Revenues
Sprint Nextel	25%	23%
AT&T	20%	19%
Verizon Wireless (a)	18%	18%
T-Mobile	13%	12%

Total	76%	72%

(a)	Inclusive of Alltel as a result of the merger that occurred in January 2009.

Sales and Marketing. The CCUSA sales organization markets our towers within the wireless communications industry with the objective of renting space on existing towers and on new towers prior to construction. We seek to become the critical partner and preferred independent tower provider for our customers and increase customer satisfaction relative to our peers.

We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions, new tower builds, distributed antenna systems and network services. Information about carriers’ existing location of antenna space, leases, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. We have developed a patented web-based tool that stores key tower information above and beyond normal property management information, including data on actual customer signal strength, demographics, site readiness and competitive structures. In addition, the web-based tool assists us in estimating potential demand for our towers with greater speed and accuracy. Through these and other tools we have developed, we seek to have proactive discussions with our customers regarding their wireless infrastructure deployment plans and the timing and location of their demand for our towers.

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

Competition. CCUSA competes with (1) other independent tower owners which also provide site rental and network services; (2) wireless carriers which build, own and operate their own tower networks and lease space to other wireless communication companies, and (3) owners of alternative facilities including rooftops, broadcast towers, distributed antenna systems, utility poles, and outdoor advertisers. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Some of the larger independent tower companies with which CCUSA competes in the U.S. include American Tower Corporation, SBA Communications Corporation, Global Tower Partners and TowerCo. Significant additional site rental competition comes from the renting of rooftops, utility structures and other alternative sites for antennas.

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

CCAL

Our primary business in Australia is the renting of antenna space on towers to our customers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and private investors led by Todd Capital Limited. CCAL is the largest independent tower operator in Australia. As of December 31, 2008, CCAL had approximately 1,600 towers, with a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth. The vast majority of CCAL’s towers were acquired from Optus (in 2000) and Vodafone (in 2001). CCAL also provides a range of services including site maintenance and property management services for towers owned by third parties.

For 2008, CCAL comprised 6% of our consolidated net revenues. CCAL’s principal customers are Vodafone, Optus, Telstra and Hutchison. For 2008, these four carriers accounted for approximately 95% of CCAL’s revenues, with Vodafone and Optus accounting for 36% and 35%, respectively. In February 2009, Vodafone and Hutchison agreed to merge their Australian operations in a joint venture named VHA Pty Ltd. We are evaluating the impact this joint venture may have on CCAL; however, we currently do not believe it will have a material adverse impact.

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

All four of the major carriers in Australia have deployed extensive 3G networks which provide high bandwidth wireless services that are generally more robust and faster than typically experienced in the U.S. In addition, the wireless penetration rate in Australia exceeds 100% (e.g., number of devices exceeds population). These 3G networks utilize a large number of our towers.

Employees

At February 17, 2009, we employed approximately 1,300 people worldwide. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

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

Other Regulations. We hold, through certain of our subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave service, commercial and private mobile radio service, specialized mobile radio and paging service, which are subject to additional regulation by the FCC. Our FCC license relating to our 1670-1675 MHz U.S. nationwide spectrum license (“Spectrum”) contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. We are required to obtain the FCC’s approval prior to assigning or transferring control of our FCC licenses.

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

While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” newly constructed towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general “maintenance power” under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier co-operation to use that legislative power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the “maintenance power” under the Australian Telecommunications Act 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL’s customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL’s financial loss, which would roughly equal the site rental revenues that would have otherwise been payable.

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

You should carefully consider all of the risks described below, as well as the other information contained in this document, when evaluating your investment in our securities.

We have a substantial amount of indebtedness, the majority, if not all, of which we anticipate refinancing or repaying within the next three years. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.

We have a substantial amount of indebtedness (approximately $6.8 billion as of February 17, 2009), and we anticipate refinancing the majority, if not all, of this indebtedness and our preferred stock within the next three years. If our tower revenue notes, which were issued by our U.S. tower subsidiaries that comprised substantially all of our tower business prior to the Global Signal Merger and had an aggregate outstanding principal amount of $3.45 billion as of December 31, 2008, are not repaid in full by their anticipated repayment dates (five years from their original issuances in 2005 and 2006), then the interest rates on those notes will increase substantially (by the greater of (1) an additional 5% per annum over their current rates or (2) the amount, if any, by which the sum of the following exceeds the note rate for a class of tower revenue notes: the yield to maturity on the applicable anticipated repayment date of the United States treasury security having a term closest to 10 years, plus 5%, plus the post-anticipated repayment date spread for such class of tower revenue notes) and monthly amortization payments will commence. If this occurs, then substantially all of the cash flows of those tower subsidiaries must be applied to repay principal of the tower revenue notes. As of February 17, 2009, our mortgage loans, which were issued by the Global Signal tower subsidiaries prior to the Global Signal Merger, in the aggregate principal amounts of $246.5 million and $1.46 billion, have contractual maturities in December 2009 and February 2011, respectively. If we fail to repay or refinance such mortgage loans when due, it would constitute an event of default under such mortgage loans, as well as some of our other indebtedness. We are also required to redeem all outstanding shares of our 6.25% convertible preferred stock in August 2012 for approximately $323.0 million, including accrued but unpaid dividends. There can be no assurances we will be able to effect these anticipated refinancings on commercially reasonable terms, or terms, including with respect to interest rates, as favorable as our current debt and preferred stock, or at all.

In early 2007, a crisis began in the subprime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and the conditions in the general credit markets have continued to deteriorate with widening credit spreads and a lack of liquidity, including certain debt markets being unavailable. In addition to a lack of liquidity in the general credit markets, the current credit crisis has resulted in a widening of credit spreads in the marketplace in general and for us specifically. This crisis together with the global economic recession have adversely impacted our access to capital, and there can be no assurances that the global economic recession or the liquidity crisis will not worsen or negatively impact the availability and cost of debt financing, including with respect to any refinancings of the obligations described above.

If we are unable to refinance or renegotiate our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, pay our obligations under our convertible preferred stock or fund our planned capital expenditures. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations. Failure to refinance indebtedness when required could result in a default under such indebtedness. Assuming we meet certain financial ratios, we have the ability under our debt instruments to incur additional indebtedness, and any additional indebtedness we incur could exacerbate the risks described above. See the risk factor below concerning our obligations relating to our interest rate swaps.

Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

As a result of our need to repay and refinance debt in the current difficult credit markets, demands on our cash resources are higher than they otherwise would be, which could negatively impact our business, results of operations and financial condition.

As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements or to refinance our existing indebtedness;

•

we are required to dedicate a substantial portion of our cash flows from operations (approximately $360.6 million of our total cash flows from operations for 2008) to the payment of principal and interest on our debt, reducing the available cash flow to fund other projects;

•	we may have limited flexibility in planning for, or reacting to, changes in our business and in the industry;

•	we may have a competitive disadvantage relative to other companies in our industry with less debt;

•	we may be required to issue equity securities or securities convertible into equity or sell some of our assets, possibly on unfavorable terms, in order to meet payment obligations; and

•	we may be limited in our ability to take advantage of strategic business opportunities, including tower development and mergers and acquisitions.

Currently we have debt instruments in place that limit in certain circumstances our ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the financial ratio covenants under these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which in some cases would cause the maturity of substantially all of our long-term indebtedness to be accelerated. If our subsidiaries that issued the tower revenue notes and mortgage loans were to default on the debt, the trustee could seek to foreclose upon or otherwise convert the ownership of the securitized towers, in which case we could lose the towers and the revenues associated with the towers.

CCIC and CCOC are holding companies and conduct all of their operations through their subsidiaries. Accordingly, CCIC’s and CCOC’s source of cash to pay interest and principal on their outstanding indebtedness and preferred stock is distributions relating to their ownership interests in their subsidiaries from the net earnings and cash flow generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flow generated by their subsidiaries are first applied by such subsidiaries in conducting their operations, including the service of their respective debt obligations after which any excess cash flow generally may be paid to a holding company. However, their subsidiaries are legally distinct from the holding companies and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.

Our interest rate swaps are currently in a substantial liability position and will need to be cash settled within the next three years, which could adversely affect our financial condition.

We have used interest rate swaps to hedge our interest rate risk related to variability in LIBOR, which could adversely affect our financial condition. As a result of our interest rate swaps we would not benefit from the recent declines in LIBOR if the declines remain when we will need to cash settle these obligations, generally on the anticipated issuance date of the forecasted transaction. As of February 17, 2009, our outstanding forward-starting interest rate swaps had a combined notional amount of $5.3 billion; and the liability on a settlement basis totaled

$503.1 million on a settlement basis. In addition as of February 17, 2009, we have two interest rate swaps, with a combined notional amount of $625.0 million that will be settled in 2009 and would currently result in total payments by us of $17.4 million. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for the cash obligations by year of maturity, based on current interest rates and the yield curve in effect as of December 31, 2008, required to settle the forward-starting interest rate swaps.

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

Demand for our towers depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless telephony and data services by their customers. The willingness of our customers to utilize our infrastructure, or renew existing leases on our towers, is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and capacity of our towers and the land under those towers;

•	location of our towers and alternative towers;

•	financial condition of our customers, including their availability and cost of capital;

•	willingness of our customers to maintain or increase their capital expenditures;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations among our customers;

•	governmental regulations, including local and state restrictions on the proliferation of towers;

•	cost of constructing towers;

•

technological changes, including those affecting (1) the number or type of towers or other communications sites needed to provide wireless communications services to a given geographic area and (2) the obsolescence of certain existing wireless networks; and

•	our ability to efficiently satisfy our customers’ service requirements.

A slowdown in demand for wireless communications or our towers may negatively impact our revenues or otherwise have a material adverse effect on us.

A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of, or network sharing among, any of our limited number of customers may materially decrease revenues.

For 2008, approximately 72% of our consolidated revenues was derived from Sprint Nextel, AT&T, Verizon Wireless and T-Mobile, which represented 23%, 19%, 18% and 12%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business. We cannot guarantee that the leases (including management agreements) with our major wireless carriers will not be terminated or that these carriers will renew such agreements. See also “Item 1. Business—The Company.”

Consolidation among our customers may result in duplicate or overlapping parts of networks, which may result in a reduction of sites and have a negative effect on revenues and cash flows.

Consolidation among our customers will likely result in duplicate or overlapping parts of networks, which may result in a reduction of cell sites and impact revenues from our towers. In addition, consolidation may result in a reduction in such customers’ future capital expenditures in the aggregate because their expansion plans may be similar. In the last several years, certain of our larger carrier customers have merged, including Cingular Wireless (now known as AT&T) with AT&T Wireless in October 2004 and Sprint with Nextel in August 2005. Any industry consolidation could decrease the demand for our towers, which in turn may result in a reduction in our revenues and cash flows.

Sales or issuances of a substantial number of shares of our common stock may adversely affect the market price of our common stock.

Future sales or issuances of a substantial number of shares of common stock or other equity related securities may adversely affect the market price of our common stock. As of February 17, 2009, we had 288.7 million shares of common stock outstanding. In addition, we reserved (1) 15.6 million shares of common stock for future issuance under our various stock compensation plans and (2) 8.6 million shares of common stock for the conversion of our outstanding convertible preferred stock. If conditions in the credit markets do not improve, we may face liquidity issues and might be required to issue equity securities or securities convertible into equity securities which may cause the price of our common stock to decline significantly.

In addition, a small number of stockholders own a significant percentage of our outstanding common stock. If any one of these stockholders, or any group of our stockholders, sells a large quantity of shares of our common stock, or the public market perceives that existing stockholders might sell a large quantity of shares of our common stock, the market price of our common stock may significantly decline.

A wireless communications industry slowdown may materially and adversely affect our business (including reducing demand for our towers and network services) and the business of our customers.

In past years, the wireless communications industry has periodically experienced significant general slowdowns which negatively affected the factors described in these risk factors, influencing demand for tower space and network services. Similar slowdowns in the future may reduce consumer demand for wireless services or negatively impact the debt and equity markets, thereby causing carriers to delay or abandon implementation of new systems and technologies. The global economic recession is predicted by many to continue and perhaps worsen during 2009. There can be no assurances that such a difficult economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our towers and network services. A wireless communications industry slowdown may result in the write-off of some or all of our goodwill and our inability to utilize our net operating loss carryforwards.

As a result of competition in our industry, including from some competitors with significantly more resources or less debt than we have, we may find it more difficult to achieve favorable rental rates on our towers.

We face competition for site rental customers from various sources, including:

•	other independent tower owners;

•	wireless carriers that own and operate their own towers and lease antenna space to other wireless communication companies;

•	alternative facilities including rooftops, distributed antenna systems, broadcast towers and utility poles; and

•	new alternative deployment methods.

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

There can be no assurances that 3G, 4G, wireless data services such as e-mail, internet and mobile video, or other new wireless technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our towers as a result of such technologies may not be realized at the times or to the extent anticipated.

If we fail to retain rights to the land under our towers, our business may be adversely affected.

Our real property interests relating to the land on which our towers reside consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of towers. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land on which our towers reside depends on our ability to renegotiate and extend the terms of the ground leases, subleases and licenses relating to the land on which our towers reside or purchase the land on which such towers reside. Approximately 11% of our towers are on land where our property interests in such land have a final expiration date of less than ten years. Our inability to retain rights to the land on which our towers reside may have a material adverse effect on us.

If we are unable to raise capital in the future when needed, we may not be able to fund future growth opportunities.

We may need additional sources of debt or equity capital in the future to fund growth opportunities, including other alternatives to funding discretionary capital expenditures given the global economic recession and current capital constraints. Additional financing may be unavailable, may be prohibitively expensive, or may be restricted by the terms of our outstanding indebtedness. Additional sales of equity securities would dilute our existing stockholders. If we are unable to raise capital when our needs arise, we may not be able to fund future growth opportunities.

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

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. In the foreseeable future, network services revenues may decline as a percentage of our total revenues due to our focus on our core rental business, increased competition or other factors. The global economic recession is predicted by many to continue and perhaps worsen during 2009. There can be no assurances that such a difficult economic environment will not adversely impact our network services business.

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

We are exposed to counterparty risk through our interest rate swaps and a counterparty default could adversely affect our financial condition.

As a consequence of the global financial crisis, the credit worthiness of certain of our contracted counterparties (particularly financial institutions) has deteriorated; and therefore, we are exposed to an increased risk that one or more of the counterparties to our hedging transactions could default on their obligations to us, which could adversely affect our financial condition. For example, a subsidiary of Lehman Brothers Holding Inc. (“Lehman Brothers”) that is the counterparty for two of our interest rate swaps filed for bankruptcy in October 2008. These two interest rate swaps had a combined notional value of $475 million and represented a liability to us of approximately $46.3 million as of December 31, 2008. Our arrangements with Lehman Brothers are subject to the resolution of Lehman’s bankruptcy proceedings and may result in an assignment of our arrangement by Lehman to a third party. While we have certain rights to object to an assignment, the outcome of such proceedings is uncertain. We also have interest rate swaps with other financial institutions, including Morgan Stanley and the Royal Bank of Scotland PLC. To the extent the financial crisis and LIBOR increases cause our credit exposure to contracted counterparties to become an asset, such increased exposure could have a material adverse effect on our results of operations, cash flows and financial condition.

We may be adversely effected by exposure to changes in foreign currency exchange rates relating to our operations in Australia.

Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2008, approximately 6% of our consolidated net revenues were denominated in Australian dollars. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.

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

In addition, our corporate governance guidelines, business practices and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the investor relations section of our internet website at http://www.crowncastle.com/investor/corpgovernance.asp, and such information is also available in print to any stockholder who requests it.

We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to compliance with the NYSE’s corporate governance listing standards, to the NYSE on May 30, 2008 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal CCUSA corporate offices are located in Houston, Texas and Canonsburg, Pennsylvania and are owned. Our principal CCAL corporate office is located in Sydney, Australia and is leased. In the U.S., we lease and maintain area offices located in (1) Charlotte, North Carolina, (2) Alpharetta, Georgia, and (3) Phoenix, Arizona, which are in addition to the area office operated from our Canonsburg, Pennsylvania corporate office. The principal responsibilities of these area offices are to manage the renting of tower space on a local basis, maintain the towers already located in the area and service our customers in the area. In addition, we lease additional, smaller district offices, which report to the area offices, in locations with high tower concentrations.

Towers are vertical metal structures generally ranging in height from 50 to 1,500 feet. In addition, wireless communications equipment may also be placed on building rooftops. Towers are generally located on tracts of land of up to ten acres. These tracts of land support the towers, equipment shelters and, where applicable, guy wires to stabilize the structure.

We are and expect to continue to endeavor to renegotiate and extend the terms of ground leases and in some cases are acquiring the land on which such towers reside to further our control of the property interests in the land on which our towers are located. For a tabular presentation of the remaining terms to final expiration of the ground leases, subleases, or licenses for the land which we do not own and on which our towers are located as of December 31, 2008. See “Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations.”

As of December 31, 2008, we owned in fee or had perpetual or long-term easements in the land on which approximately 23% of our towers reside (up from 20% as of December 31, 2007), and we leased, subleased or licensed the land on which approximately 74% of our towers reside. In addition, as of December 31, 2008, approximately 3% of our towers were owned by third parties where we had the right to market space on the tower or where we had sublease arrangements with the tower owner. Our ground leases, subleases and licenses generally have five or ten year initial terms at CCUSA and ten to 15 year initial terms at CCAL, and frequently contain one or more renewal options.

Our tower revenue notes issued in 2005 and 2006 are effectively secured by approximately 6,800 of our towers and the cash flows from those towers. Governing documents relating to another approximately 4,900 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers will also service the tower revenue notes. In addition, approximately 9,000 of our towers and the cash flows derived from these towers are effectively pledged as security for our mortgage loans. See note 6 to our consolidated financial statements.

Substantially all of our CCUSA towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of customer demand, we could generally also tear down an existing tower and reconstruct another tower in its place with additional capacity, subject to certain restrictions. As of December 31, 2008, the weighted-average number of tenants per tower is approximately 2.7 on our CCUSA towers. A summary of the number of existing tenants per CCUSA tower as of December 31, 2008, is as follows:

Number of Tenants	Percent of CCUSA Towers
Greater than five	7%
Five	7%
Four	12%
Three	18%
Two	24%
Less than two	32%

Total	100%

See “Item 1. Business” for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs and the primary location of our U.S. towers by acquisition.

Item 3.	Legal Proceedings

We are periodically involved in legal proceedings that arise in the ordinary course of business along with a stockholder derivative lawsuit as described below. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning and variance matters, condemnation or wrongful termination claims. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

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

	High	Low
2007:
First Quarter	$37.32	$30.42
Second Quarter	37.69	32.00
Third Quarter	41.69	33.40
Fourth Quarter	43.16	36.11

2008:
First Quarter	$41.67	$30.35
Second Quarter	43.24	34.69
Third Quarter	38.91	26.37
Fourth Quarter	28.75	8.75

As of February 17, 2009, there were approximately 820 holders of record of our common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our common stock. It is our current policy to retain our cash provided by operating activities to finance the expansion of our operations, to reduce our debt or to purchase our own stock (either common or preferred). Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, cash flows from operations, capital requirements, financial condition, our relative market capitalization and other factors deemed relevant by the board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances and the terms of our convertible preferred stock.

The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares of common stock required to be issued to pay such dividends is dependent upon the market value of our common stock at the time such dividend is required to be paid. In 2007 and 2008, dividends on our 6.25% Convertible Preferred Stock were paid in each of those years utilizing approximately $19.9 million in cash. We may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on our preferred stock.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Performance Graph

The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Index, the Dow Jones Telecommunication Equipment Index and the SIC Code Index (Communications Services, NEC) for the period commencing December 31, 2003 and ending December 31, 2008. The performance graph assumes an initial investment of $100 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2003	2004	2005	2006	2007	2008
Crown Castle International Corp.	$100.00	$150.86	$243.97	$292.84	$377.15	$159.38
Communications Services, NEC	100.00	155.88	129.70	162.75	182.94	100.58
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76
DJ Telecommunication Equipment Index	100.00	94.42	114.53	122.47	116.00	75.26

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

Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2008, and as of December 31, 2004, 2005, 2006, 2007 and 2008 have been derived from our consolidated financial statements. Acquisitions and dispositions can affect the year-to-year comparability of our results. In January 2007, we completed the Global Signal Merger. The results of operations from Global Signal have been included in our results from January 12, 2007. The Global Signal Merger significantly increased our tower portfolio and impacted the comparability of our 2007 and 2008 results and changes in financial condition to prior periods. Our other significant acquisitions are discussed in “Item 1. Business.” The information set forth below should be read in conjunction with “Item 1. Business,” “Item 7. MD&A” and our consolidated financial statements.

	Years Ended December 31,
	2004(b)	2005(b)	2006(b)	2007	2008
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$538,309	$597,125	$696,724	$1,286,468	$1,402,559
Network services and other	65,893	79,634	91,497	99,018	123,945

Total net revenues	604,202	676,759	788,221	1,385,486	1,526,504

Operating expenses:
Costs of operations(a):
Site rental	184,273	197,355	212,454	443,342	456,123
Network services and other	46,752	54,630	60,507	65,742	82,452

Total costs of operations	231,025	251,985	272,961	509,084	538,575

General and administrative	101,193	113,910	104,532	142,846	149,586
Restructuring charges (credits)	939	2,615	(391)	3,191	—
Asset write-down charges(c)	7,652	2,925	2,945	65,515	16,888
Integration costs(d)	—	—	1,503	25,418	2,504
Depreciation, amortization and accretion	284,991	281,118	285,244	539,904	526,442

Operating income (loss)	(21,598)	24,206	121,427	99,528	292,509
Interest expense, amortization of deferred financing costs(e)	(206,770)	(133,806)	(162,328)	(350,259)	(354,114)
Losses on purchases and redemptions of debt(e)	(78,036)	(283,797)	(5,843)	—	42
Net gain (loss) on interest rate swaps(f)	—	(1,130)	491	—	(37,888)
Impairment of available-for-sale securities(g)	—	—	—	(75,623)	(55,869)
Interest and other income (expense)	(228)	2,484	(2,120)	9,351	2,101

Income (loss) from continuing operations before income taxes and minority interests	(306,632)	(392,043)	(48,373)	(317,003)	(153,219)
Benefit (provision) for income taxes(h)	5,370	(3,225)	(843)	94,039	104,361
Minority interests	398	3,525	1,666	151	—

Income (loss) from continuing operations	(300,864)	(391,743)	(47,550)	(222,813)	(48,858)
Discontinued operations(i):
Income (loss) from discontinued operations, net of tax	40,578	(1,953)	—	—	—
Net gain (loss) on disposal of discontinued operations, net of tax	494,110	2,801	5,657	—	—

Income (loss) from discontinued operations, net of tax	534,688	848	5,657	—	—

Income (loss) before cumulative effect of change in accounting principle	233,824	(390,895)	(41,893)	(222,813)	(48,858)
Cumulative effect of change in accounting principle for asset retirement obligations	—	(9,031)	—	—	—

Net income (loss)(j)	233,824	(399,926)	(41,893)	(222,813)	(48,858)
Dividends on preferred stock, net of losses on purchases of preferred stock(k)	(38,618)	(49,356)	(20,806)	(20,805)	(20,806)

Net income (loss) after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$195,206	$(449,282)	$(62,699)	$(243,618)	$(69,664)

Per common share—basic and diluted:
Income (loss) from continuing operations	$(1.54)	$(2.02)	$(0.33)	$(0.87)	$(0.25)
Income (loss) from discontinued operations	2.42	—	0.03	—	—
Cumulative effect of change in accounting principle	—	(0.04)	—	—	—

Net income (loss)	$0.88	$(2.06)	$(0.30)	$(0.87)	$(0.25)

Weighted-average common shares outstanding—basic and diluted (in thousands)	221,693	217,759	207,245	279,937	282,007

	Years Ended December 31,
	2004(b)	2005(b)	2006(b)	2007	2008
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$121,501	$204,912	$275,759	$350,355	$513,001
Net cash provided by (used for) investing activities	(319,200)	(264,140)	(432,499)	(791,448)	(476,613)
Net cash provided by (used for) financing activities	(1,689,601)	(445,636)	678,914	(77,782)	47,717
Ratio of earnings to fixed charges(l)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$566,707	$65,408	$592,716	$75,245	$155,219
Available-for-sale securities(m)	—	—	154,955	60,085	4,216
Property and equipment, net	3,375,022	3,294,333	3,246,446	5,051,055	5,060,126
Total assets	4,574,567	4,131,317	5,007,464	10,488,133	10,361,722
Total debt(e)	1,850,398	2,270,686	3,513,890	6,069,195	6,096,744
Redeemable preferred stock(n)	508,040	311,943	312,871	313,798	314,726
Total stockholders’ equity	1,849,494	1,178,376	756,281	3,166,911	2,715,865

(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	See introductory remarks regarding the Global Signal Merger.
(c)	2007 is inclusive of $57.6 million related to the write-off of substantially all of our Modeo assets other than the Spectrum. See notes 17 and 19 to our consolidated financial statements.
(d)	Integration costs are related to the Global Signal Merger. The integration of Global Signal was completed in the first quarter of 2008. See notes 2 and 19 to our consolidated financial statements.
(e)	Over the last several years we have primarily utilized securitized borrowings to 1) simplify our capital structure, 2) lower our weighted-average interest rate, 3) make discretionary investments such as tower acquisitions and purchases of our common stock, and 4) eliminate the potential conversion of certain debt and preferred stock into common stock. The following is a discussion of our debt activity for each of the last five years. See also note 6 to our consolidated financial statements.

•

During 2004, we reduced our debt by $1.6 billion primarily with proceeds from the sale of our former U.K. operating subsidiary (“CCUK”). We incurred losses on the purchase of the 4% convertible notes and the repayment of a credit facility.

•

During 2005, we lowered our weighted-average interest rate by refinancing our high yield debt with the proceeds from $1.9 billion of tower revenue notes. We incurred losses on the purchase of the high yield notes and the 4% convertible notes.

•

During 2006, we increased our debt by approximately $1.2 billion and primarily used the proceeds to fund the cash consideration of the Global Signal Merger, the Mountain Union acquisition and purchases of our common stock.

•

During 2007, $1.8 billion of mortgage loans remained outstanding as a result of the Global Signal Merger. We borrowed an aggregate $725.0 million under term loans and a revolving credit facility and predominately used the proceeds to purchase our common stock.

•	During 2008, we made no material changes in our debt.

(f)	The 2008 amount predominately represents losses on our interest rate swaps with a subsidiary of Lehman Brothers that no longer qualify for hedge accounting.
(g)	In 2007 and 2008, we recorded impairment charges related to an other-than-temporary decline in the value of our investment in FiberTower Corporation (“FiberTower”). See note 5 to our consolidated financial statements. See footnote (m) below.
(h)	In 2004, 2005 and 2006, we had a full valuation allowance on our deferred tax assets. As a result of a deferred tax liability recorded in connection with the Global Signal Merger, we recorded tax benefits during 2007 and 2008. 2008 includes tax benefits of $74.9 million resulting from the completion of the IRS examination of our federal tax return for 2004. See note 8 to our consolidated financial statements.
(i)	On August 31, 2004, we completed the sale of CCUK for over $2.0 billion. In May 2005, we sold Open Cell Corp. (“Open Cell”) a business that manufactured and distributed antenna systems and is our supplier. For all periods presented, CCUK’s and OpenCell’s assets, liabilities, results of operations and cash flows are classified as amounts from discontinued operations.
(j)	No cash dividends were declared or paid in 2004, 2005, 2006, 2007 or 2008.
(k)

Includes net losses of $12.0 million on purchases of preferred stock in 2005. Following the redemption of the 8 1/4% Convertible Preferred Stock on December 16, 2005, dividends on preferred stock relate solely to the 6.25% Convertible Preferred Stock.

(l)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, minority interests, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2004, 2005, 2006, 2007 and 2008 earnings were insufficient to cover fixed charges by $306.6 million, $392.0 million, $49.7 million, $318.4 million and $153.2 million, respectively.
(m)	Represents our investment in FiberTower common stock that is classified as an available-for-sale equity security following the merger of FiberTower and First Avenue Networks, Inc., completed in 2006. See note 5 to our consolidated financial statements.
(n)	The 2004 amount represents the 8 1/4% Convertible Preferred Stock and the 6.25% Convertible Preferred Stock. The 2005, 2006, 2007 and 2008 amounts represent the 6.25% Convertible Preferred Stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Overview

We own, operate and lease over 24,000 towers for wireless communications, including the towers acquired in the Global Signal Merger (see “Item 7. MD&A—General Overview—Acquisition of Global Signal”). Revenues generated from our core site rental business represented 92% of our 2008 consolidated revenues. CCUSA, our largest operating segment, accounted for 94% of our 2008 site rental revenues, of which 74% were derived from the four largest wireless carriers in the U.S. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See “Item 1. Business.”

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

Our long-term strategy is to increase stockholder value by translating anticipated future growth in our core site rental business into growth in our results of operations on a per share basis. The key elements of our strategy are (see “Item 1. Business” for further discussion):

•	to organically grow revenues and cash flows from our towers by co-locating additional tenants on our existing towers; and

•

to allocate capital efficiently (in no particular order: purchase our own common stock, enter into strategic tower acquisitions, selectively construct or acquire towers and distributed antenna systems, acquire the land on which towers are located, improve and structurally enhance our existing towers, and purchase or redeem our debt or preferred stock). See “Liquidity and Capital Resources —Overview.”

Our long-term strategy is based on our belief that opportunities will be created by the expected continued growth in the wireless communications industry, which depends predominately on the demand for wireless telephony and data services by consumers. As a result of such expected growth in the wireless communications industry, we believe that the demand for our towers will continue and result in organic growth of our revenues due to the co-location of additional tenants on our existing towers. We expect that new tenant additions or modifications of existing installations (collectively referred to as “tenant additions”) on our towers should result in significant incremental cash flow due to the relatively fixed costs to operate a tower (which tend to increase at approximately the rate of inflation). Certain of the growth trends in the wireless communications industry are discussed in “Item 1. Business—Strategy.”

The following is a discussion of certain recent events which may impact our business and our strategy or the wireless communications industry:

•	Consumer wireless voice and data service usage increased according to a CTIA U.S. wireless industry survey and other published reports (see “Item 1. Business—Strategy”).

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

•

In January 2009, Verizon Wireless completed the acquisition of Alltel Corp., a provider of wireless services to primarily rural markets. We do not expect lease cancellations from duplicate or overlapping networks as a result of this acquisition to have a material adverse affect on our results.

•

During the second half of 2008 and the beginning of 2009, the credit markets continued to be challenging and economic growth in the U.S. continued to slow. The deterioration in the credit markets included widening credit spreads and a further lack of liquidity, including certain debt markets being unavailable. The global economic recession is predicted by many to continue to remain slow or worsen during 2009. The following is a discussion of the potential impact on us from the credit markets, economy and foreign exchange markets:

•

Historically, aggregate capital spending and the associated demand for our towers by wireless communication companies have been relatively stable over the last several years, although we did see reductions during prior economic downturns. We do not expect the current economic conditions to significantly impact the long-term growth in wireless voice and data demand, which has historically been the predominate driver of demand for our towers over the long-term. Consequently, we currently do not anticipate any material impact on our revenues for 2009 or a material reduction in tenant additions over the near term. In addition, we expect site rental revenues for 2009 of between $1.485 billion and $1.5 billion, representing growth rates from 2008 of between 6% and 7%.

•

As seen in our recent issuance of 9% senior notes, borrowing costs on new debt issuances have increased, which will negatively impact our cash flows. Unless credit markets improve, our prospective debt refinancings will likely have higher costs, including in 2010 and 2011 when we will refinance or repay a significant portion of our debt. In light of the current challenges in the credit markets, we plan to reduce our discretionary capital expenditures in order to increase liquidity available for debt service. See “Item 7. MD&A—Liquidity and Capital Resources” and “Item 1A. Risk Factors.”

•

Beginning in the third quarter of 2008, the U.S. Dollar strengthened considerably against the Australian Dollar, reversing the weakening that occurred during the first half of 2008. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Acquisition of Global Signal

On January 12, 2007, we completed the Global Signal Merger in a stock and cash transaction valued at approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations after the Global Signal Merger. We funded the Global Signal Merger with approximately 98.1 million shares of common stock and $550 million of cash obtained primarily from the issuance of tower revenue notes in 2006. We entered into the Global Signal Merger primarily because of anticipated growth opportunities in the Global Signal tower portfolio, including through leveraging our management team and customer service across an enhanced national footprint. We believe such opportunities for growth will be driven by the previously mentioned growth trends in the wireless communications industry.

The Global Signal Merger significantly increased our tower portfolio (by 10,749 towers) and significantly impacted the comparability of our results of operations and changes in financial condition to prior years. The integration of Global Signal’s operations and tower portfolio was completed in the first quarter of 2008. See note 2 to our consolidated financial statements for a further discussion of the Global Signal Merger, including (1) the allocation of the purchase price and (2) our unaudited pro forma consolidated results of operations for 2007 as if the Global Signal Merger were completed as of the beginning of 2007. See also notes 3, 4, 6, 8 and 19 to our consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with “Item 1. Business,” “Item 7. MD&A—Liquidity and Capital Resources” and our consolidated financial statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. which require us to make estimates and judgments that affect the reported amounts (see “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” and note 1 to our consolidated financial statements).

The net addition of towers affects the year-to-year comparability of our operating results due to the fact that our operating results only include these towers from the date of their addition or until their date of disposition. A large majority of the increase between 2006 and 2007 in our site rental revenues, site rental costs of operations, general and administrative expenses, integration costs, depreciation, amortization and accretion and income tax benefit is attributable to the Global Signal Merger. See “Item 7. MD&A—General Overview—Acquisition of Global Signal.” In addition to the towers acquired in the Global Signal Merger, we built or acquired 487, 188 and 336 towers in 2006, 2007 and 2008, respectively.

Comparison of Consolidated Results

The following is a comparison of our 2006, 2007 and 2008 consolidated results of operations:

	Years Ended December 31,			% Change
	2006	2007	2008	2007 vs. 2006	2008 vs. 2007
	(In thousands of dollars)
Net revenues:
Site rental	$696,724	$1,286,468	$1,402,559	85%	9%
Network services and other	91,497	99,018	123,945	8	25

	788,221	1,385,486	1,526,504	76	10

Operating expenses:
Costs of operations(a):
Site rental	212,454	443,342	456,123	109	3
Network services and other	60,507	65,742	82,452	9	25

Total costs of operations	272,961	509,084	538,575	87	6
General and administrative	104,532	142,846	149,586	37	5
Restructuring charges (credits)	(391)	3,191	—	*	*
Asset write-down charges	2,945	65,515	16,888	*	*
Integration costs	1,503	25,418	2,504	*	*
Depreciation, amortization and accretion	285,244	539,904	526,442	89	(3)

Operating income (loss)	121,427	99,528	292,509	(18)	194
Interest expense and amortization of deferred financing costs	(162,328)	(350,259)	(354,114)	116	1
Losses on purchases and redemptions of debt	(5,843)	—	42	*	*
Net gain (loss) on interest rate swaps	491	—	(37,888)	*	*
Impairment of available-for-sale securities	—	(75,623)	(55,869)	*	*
Interest and other income (expense)	(2,120)	9,351	2,101	*	*

Income (loss) from continuing operations before income taxes and minority interests	(48,373)	(317,003)	(153,219)	*	*
Benefit (provision) for income taxes	(843)	94,039	104,361	*	*
Minority interests	1,666	151	—	*	*

Income (loss) from continuing operations	(47,550)	(222,813)	(48,858)	*	*

Net gain (loss) on disposal of discontinued operations, net of tax	5,657	—	—	*	*

Net income (loss)	$(41,893)	$(222,813)	$(48,858)	*	*

*	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

2007 and 2008. Our consolidated results of operations for 2007 and 2008, respectively, predominately consist of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 96% and 79% of consolidated net loss. Our operating segment results for 2007 and 2008, including CCUSA, are discussed below (see “Item 7. MD&A—Results of Operations—Comparison of Operating Segments”).

Net revenues for 2008 increased by $141.0 million, or 10%, from 2007, of which site rental revenues represented 82% of the overall increase. This increase in site rental revenues was primarily driven by tenant additions across our entire tower portfolio. Tenant additions were influenced by the previously mentioned growth trends in the wireless communications industry.

Site rental gross margins (site rental revenues less site rental costs of operations) for 2008 increased by $103.3 million, or 12%, from 2007. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

Net loss for 2008 was $48.9 million and included (1) a non-cash impairment charge of $55.9 million related to our investment in FiberTower, (2) losses on the change in fair value of certain interest rate swaps of $37.9 million, and (3) tax benefits of $74.9 million resulting from the completion of an IRS examination. Net loss for 2007 was $222.8 million inclusive of (1) a non-cash impairment charge of $75.6 million related to our investment in FiberTower, (2) the asset write-down and restructuring charges related to Modeo totaling $60.7 million, and (3) integration costs related to the Global Signal Merger of $25.4 million. The improvement in net loss was predominately due to the incremental gross margin in our site rental business of $103.3 million and the impact of the previously mentioned charges and benefits.

2006 and 2007. Our consolidated results of operations for 2006 and 2007, respectively, consist predominately of our CCUSA segment, which accounted for (1) 92% and 94% of consolidated net revenues, (2) 92% and 94% of consolidated gross margins, and (3) 88% and 96% of consolidated net loss. Our operating segment results for 2006 and 2007, including CCUSA, are discussed below (see “Item 7. MD&A—Results of Operations—Comparison of Operating Segments”).

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

Our net loss for 2007 increased by $180.9 million from 2006, predominately due to (1) the net impact of the previously mentioned Global Signal Merger, (2) a non-cash impairment charge of $75.6 million relating to our investment in FiberTower, and (3) asset write-down charges ($57.6 million) and restructuring charges ($3.1 million) related to Modeo totaling $60.7 million, offset by (4) growth in our site rental business on pre-Global Signal Merger towers.

Comparison of Operating Segments

Our reportable operating segments for 2008 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

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

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, losses on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, minority interests, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 12 to our consolidated financial statements). The calculation of Adjusted EBITDA for our operating segments is set forth in note 18 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA—2007 and 2008. Net revenues for 2008 increased by $133.4 million, or 10%, from 2007. This increase in net revenues resulted from an increase in site rental revenues of $109.7 million, or 9%, for the same periods. This increase in site rental revenues was driven primarily by $82 million from new tenant additions across our entire portfolio inclusive of the impact of straight-line accounting for certain lease escalators. In addition to new tenant additions, our site rental revenues are influenced by various factors (in no particular order) including (1) escalations net of the impact of straight line accounting, (2) impact of straight line accounting from renewal of customer leases, (3) new towers acquired or constructed, (4) a full year of revenues from our Spectrum lease, and (5) cancelation of customer leases. See MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. We continue to derive a large portion of our site rental revenues and new tenant additions from the four largest carriers in the U.S. In addition to the four largest carriers, our 2008 net revenues and new tenant additions were also derived from second tier and emerging wireless customers such as those offering flat rate calling plans and wireless data technologies.

Network services and other revenues for 2008 increased by $23.7 million, or 26%, from 2007. The increase in network services and other revenues was as a result of performing services on a larger portfolio of towers due to the Global Signal Merger. Global Signal did not operate a network services business, so the network services and other revenues performed on the Global Signal towers increased during 2007 and 2008 as we began marketing services for those towers. The network services business is typically non-recurring, and the volume of activity can vary significantly from period to period in relation to tenant additions on our towers.

Site rental gross margins for 2008 increased by $98.3 million, or 12%, from 2007. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for 2008 increased by two percentage points from 2007 to 67% primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $98.3 million incremental margin represents 90% of the related increase in site rental revenues.

General and administrative expenses for 2008 increased by $7.3 million, or 6%, from 2007 but decreased to 9% of total net revenues from 10% of total net revenues. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 12 to our consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers as indicated by the decrease in general and administrative expenses as a percentage of net revenues from 2007 to 2008.

Adjusted EBITDA for 2008 increased by $102.9 million, or 14%, from 2007. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Integration costs for 2008 were $2.5 million compared to $25.4 million in 2007. The decrease resulted from the completion of the integration of the Global Signal tower portfolio during the first quarter of 2008. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” and notes 2 and 19 to our consolidated financial statements.

Depreciation, amortization and accretion for 2008 decreased by $13.6 million, or 3%, from 2007. The decrease resulted from towers acquired from Global Signal with short useful lives (as defined by GAAP) that were fully depreciated at December 31, 2007. Our tower assets are recorded at cost (estimated replacement cost for those acquired) and are depreciated using a useful life that is defined as the period equal to the shorter of 20 years or the term of the underlying ground lease (including renewal options). See “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Interest expense and amortization of deferred financing costs for 2008 increased by $4.3 million, or 1%, from 2007. We made no material changes in our indebtedness during 2007 and 2008 other than the mortgage loans ($1.8 billion) that remained outstanding as obligations after the Global Signal Merger (on January 11, 2007) and the issuance of term loans ($650.0 million) in January and March 2007. Our weighted-average interest rate for 2008 was relatively consistent with 2007 as a result of virtually all of our debt having fixed rate coupons. See “Item 7. MD&A—Liquidity and Capital Resources—Overview.”

In 2007 and 2008, we recorded non-cash impairment charges of $75.6 million and $55.9 million, respectively, related to declines in the fair value of our investment in FiberTower that was deemed other-than-temporary. Any potential future write-downs are limited to the carrying value of our investment of $4.2 million as of December 31, 2008. See note 5 to our consolidated financial statements.

Benefit (provision) for income taxes for 2008 was a benefit of $106.6 million compared to $95.3 million for 2007. The tax benefits for 2008 include tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return for 2004. The effective tax rate for 2008 differs from the federal statutory rate due predominately to income tax benefits resulting from the completion of the IRS examination and a full valuation allowance on our unrealized capital losses from our investment in FiberTower. See note 8 to our consolidated financial statements.

Net loss for 2008 was $38.4 million inclusive of (1) non-cash impairment charges of $55.9 million related to our investment in FiberTower, (2) losses on the change in fair value of certain interest rate swaps of $37.9 million, and (3) tax benefits of $74.9 million resulting from the completion of an IRS examination. Net loss for 2007 was $214.9 million inclusive of (1) a non-cash impairment charge of $75.6 million related to our investment in FiberTower, (2) the asset write-down and restructuring charges related to Modeo totaling $60.7 million, and (3) integration costs related to the Global Signal Merger of $25.4 million. The improvement in net loss was predominately due to the incremental gross margin in our site rental business of $98.3 million and the impact of the previously mentioned charges and benefits.

CCAL—2007 and 2008. The increases and decreases between 2007 and 2008 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for 2008 was approximately 0.85, an increase of 2% from approximately 0.84 for the same period in the prior year. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for 2008 increased by $7.6 million, or 9%, from 2007. The increase in total net revenues was influenced by various factors, including tenant additions on our towers and towers acquired after the third quarter of 2007. Network services and other revenues and tenant additions were influenced by the continued development of several 3G networks in Australia. See “Item 1. Business—The Company—CCAL.”

Adjusted EBITDA for 2008 increased by $5.6 million, or 14%, from 2007. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. More specifically, site rental gross margins increased by $5.0 million, or 10%, for 2008 from $49.7 million. The $5.0 million incremental margin represents 78% of the related increase in site rental revenues.

Net income (loss) for 2008 was a loss of $10.5 million, an increase of $2.6 million from 2007. The increase in net loss was primarily driven by a $8.9 million increase in interest expense and amortization of deferred financing costs resulting predominately from an inter-company borrowing between segments, partially offset by the growth in the site rental business. The proceeds of the inter-company borrowing were primarily utilized to fund the capital return in May 2007 in order to increase the leverage of the CCAL business.

CCUSA—2006 and 2007. Net revenues for 2007 increased by $576.3 million, or 79%, from 2006. This increase in net revenues resulted from an increase in site rental revenues of $570.9 million, or 89%, for the same period. This increase in site rental revenues was driven by (1) the towers acquired in connection with the Global Signal Merger, and to a lesser extent, (2) new tenant additions, and (3) the 474 towers acquired from Mountain Union. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S., we have experienced an increase in tenant additions during 2007 from emerging wireless carriers and second tier carriers, such as those offering wireless data technologies and flat rate calling plans.

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

In July 2007, we entered into a lease of our Spectrum. The Spectrum is leased to a venture formed by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Telcom Ventures, LLC and Columbia Capital LLC (“HHTC”) for a $13 million annual lease fee with an initial term from July 23, 2007 until October 1, 2013. As a result, we eliminated substantially all of the future Modeo operating and administrative expenses, which for 2007 were $4.0 million. In addition, for 2007, we recorded (1) site revenues of $5.7 million from the Spectrum lease, (2) asset write-down charges of $57.6 million as a result of the write-off of substantially all of our Modeo assets other than the Spectrum, and (3) restructuring charges of $3.1 million related to the termination of the Modeo employees. See notes 17and 19 to our consolidated financial statements.

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

Interest expense and amortization of deferred financing costs for 2007 increased by $188.0 million, or 118%, from 2006. The increase was primarily attributable to additional indebtedness. The components of the increase in indebtedness primarily include (1) the issuance of the tower revenue notes ($1.55 billion) in November 2006, (2) the mortgage loans ($1.8 billion) that remained outstanding as obligations after the Global Signal Merger, and (3) the issuance of term loans ($650.0 million) during the first half of 2007. This additional indebtedness was offset by our repayment of $1.0 billion of borrowings under a credit facility using proceeds of the $1.55 billion tower revenue notes. Exclusive of the mortgage loans, our net increase in debt during 2007 primarily related to (1) funding $550 million for the Global Signal Merger and (2) purchases of our common stock in 2007. See “Item 7. MD&A—Liquidity and Capital Resources—Overview.”

In 2007, we recorded a non-cash impairment charge of $75.6 million related to a decline in the value of our investment in FiberTower that was deemed other-than-temporary.

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

Net income (loss) for 2007 was a loss of $214.9 million, compared to a loss of $37.0 million for 2006. The increased loss was primarily due to (1) the increases in depreciation, amortization and accretion and interest expense, all of which were predominately related to the Global Signal Merger, (2) a non-cash impairment charge of $75.6 million related to our investment in FiberTower, and (3) asset write-down charges ($57.6 million) and restructuring charges ($3.1 million) related to Modeo totaling $60.7 million, partially offset by (1) the increase in Adjusted EBITDA as a result of the towers acquired in the Global Signal Merger and growth in our site rental business and (2) our benefit for income taxes.

CCAL—2006 and 2007. The increases and decreases between 2006 and 2007 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S. dollars for 2007 was approximately 0.84, an increase of 11% from approximately 0.75 for the same period in the prior year. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Net income (loss) for 2007 was a loss of $7.9 million, an increase in the loss of $3.0 million from 2006. The increased net loss was primarily driven by a $9.1 million increase in interest expense and amortization of deferred financing costs predominately as a result of an intercompany borrowing between segments and the increase in stock-based compensation charges of $2.9 million, partially offset by the same factors that drove the improvement in Adjusted EBITDA (see note 12 to our consolidated financial statements).

Impact of Inflation. Other than the towers acquired from Global Signal, the majority of our towers were acquired between 1999 and 2001; tower assets and related depreciation expense do not reflect the impact of inflation occurring subsequent to the acquisition of these towers. The impact of inflation on our results of operations for the 2006, 2007 and 2008 was not significant.

Liquidity and Capital Resources

Overview

General. Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash from operations have exceeded our cash interest payments and sustaining capital expenditures and provided us with cash available for discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Given the current conditions in the credit markets, we currently expect to limit our discretionary investments and use the majority of our cash to purchase or repay our debt. Historically, we invested our available cash in discretionary investments such as those discussed in “Item 1. Business—Strategy,” which we expect to resume in the future depending upon the credit environment and availability of liquidity in the capital markets.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and notes 6 and 7 to our consolidated financial statements for additional information regarding our debt.

December 31, 2008 Pro Forma(a)
(In thousands of dollars)
Cash and cash equivalents(b)	$825,471
Undrawn revolver availability(c)	30,000
Debt	6,775,681
Redeemable preferred stock	314,726
Stockholders’ equity	2,715,865

(a)	Pro forma for the issuance of 9% senior notes in January 2009 and purchases of debt in January and February 2009. See “Item 7. MD&A—Liquidity and Capital Resources—Financing Activities.”
(b)	Exclusive of $152.9 million of restricted cash.
(c)	As of February 17, 2009.

Debt Maturities and Recent Events. Our debt and preferred stock maturities as of February 17, 2009 are summarized as follows:

•

We have $411.0 million of debt maturing by January 2010, including debt under our revolving credit facility ($158.0 million) and a mortgage loan ($246.5 million). We currently have sufficient liquidity to repay all of these short-term debt service obligations including our revolving credit facility.

•

In 2011 and 2014, our debt maturities include a mortgage loan ($1.46 billion) and a term loan ($606.1 million). We do not anticipate the need to access the capital markets to refinance our existing debt until February 2011 when the $1.46 billion mortgage loan matures, but we may access the capital markets sooner depending upon the state of the capital markets and our ability to obtain financing at commercially reasonable terms.

•	We are required to redeem all outstanding shares of our 6.25% convertible preferred stock in August 2012 for approximately $318.0 million.

•

Our tower revenue notes (totaling $3.45 billion) have final maturities in 2035 and 2036. However, if our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010—$1.9 billion or November 2011—$1.55 billion) then the interest rates increase by approximately 5% per annum and then substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (Excess Cash Flow as defined in the tower revenue notes indenture) will be used to repay principal. The Excess Cash Flow of the issuers of the tower revenue notes was nearly $350 million for the annualized quarter ended December 31, 2008, representing approximately two-thirds of our consolidated cash flows from operations for 2008.

•	Our 9% senior notes ($900 million) issued in January 2009 are due in 2015.

In light of the global economic recession and the current challenging credit markets, we have taken the following actions to manage our debt maturities and build liquidity with cash flows from operations.

•

We plan to reduce discretionary capital expenditures in 2009 in order to increase liquidity available for debt service. Of the roughly $500 million of cash flows from operating activities that we currently expect to generate during full year 2009, we currently expect to use approximately $150 million of such cash flow on capital expenditures, although our aggregate capital expenditures may be greater than or less than this range depending upon several factors, including the availability of financing.

•

In January 2009, we issued 9% senior notes due in 2015 and received net proceeds of $796 million. While we are still evaluating the use of the proceeds from the 9% senior notes, which may be used for general corporate purposes, we currently expect to use most, if not all, of such proceeds for the purchase or repayment of certain of our existing debt. See “Item 7. MD&A—Liquidity and Capital Resources—Financing Activities” for a further discussion of these 9% senior notes.

•

During January and February 2009, we purchased an aggregate $134.8 of our debt securities, consisting of $47.0 of mortgage loans due December 2009 and $87.8 million of mortgage loans due February 2011, using an aggregate $125.3 million of cash (excluding accrued interest). We expect to use cash on hand, including most, if not all, of the proceeds from our issuance of 9% senior notes in January 2009, and cash flows from operations to effect purchases or repayments of certain of our existing debt.

These efforts to increase liquidity and purchase our debt are being undertaken to prudently manage our liquidity as a result of the global economic recession and the current credit environment. However, we plan on endeavoring to refinance the tower revenue notes and mortgage loans with new debt on or before their repayment dates. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers and the state of the capital markets. If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities. See “Item 7. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Long-term Strategy. Our long-term strategy contemplates funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities. Over the long-term, we may continue to increase our debt if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriate to drive long-term stockholder value. The amount of future debt financings is influenced by such factors as (1) the availability of financing at attractive rates, particularly in light of the current economic and credit environment, (2) our belief in the potential long-term return of our previously mentioned discretionary investments, (3) self-imposed limits such as our targeted leverage ratio of generally five to seven times Adjusted EBITDA and interest coverage ratio of Adjusted EBITDA to interest expense of at least two times, and (4) our restrictive debt covenants, discussed further below.

Summary Cash Flows Information

	Years Ended December 31,
	2007	2008	Change
	(In thousands of dollars)
Net cash provided by (used for) operating activities	$350,355	$513,001	$162,646
Net cash provided by (used for) investing activities	(791,448)	(476,613)	314,835
Net cash provided by (used for) financing activities	(77,782)	47,717	125,499
Effect of exchange rate changes on cash	1,404	(4,131)	(5,535)

Net increase (decrease) in cash and cash equivalents	$(517,471)	$79,974	$597,445

Operating Activities

The increase in net cash provided by operating activities for 2008 of $162.6 million from 2007 was due primarily to the growth in our core site rental business. Net cash provided by operating activities is inclusive of prepayments for long-term easements and ground leases for land under our towers. These prepayments are part of our efforts to renegotiate and extend the terms of our interests in the land under our towers. We expect net cash provided by operating activities for 2009 will be less than 2008, primarily as a result of higher interest costs resulting from the 9% senior notes issued in 2009 offset by anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments and receipts.

Investing Activities

Capital Expenditures. Our capital expenditures can be generally categorized as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our towers, (2) vehicles, (3) information technology equipment, and (4) office equipment. Discretionary capital expenditures, which we commonly also refer to as “revenue-generating capital expenditures,” include (1) purchases of land under towers, (2) tower improvements in order to support additional site rentals, (3) the construction or purchase of towers, and (4) the construction of distributed antenna systems.

A summary of our capital expenditures for 2007 and 2008 is as follows:

	For Years Ended December 31,
	2007	2008	Change
	(In thousands of dollars)
Land purchases	$133,032	$201,255	$68,223
Construction or purchases of towers	91,490	132,301	40,811
Modeo	6,347	—	(6,347)
Sustaining	23,318	27,065	3,747
Tower improvements and other	45,818	90,111	44,293

Total	$300,005	$450,732	$150,727

As previously mentioned, we expect to reduce our capital expenditures from recent levels in order to increase liquidity available for debt service. We expect these reductions to include our purchases of land, construction and purchase of towers and the construction of distributed antenna systems. We expect to continue to extend the terms of ground leases which requires substantially less liquidity than purchases of land. Given current capital constraints, we may seek alternative arrangements with third parties in order to continue discretionary investments including capital expenditures. Other than sustaining capital expenditures, which we expect to be approximately $25 million to $30 million for full year 2009, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. Such decisions are influenced by the availability and cost of capital and expected returns on alternative investments.

Acquisition of Global Signal. See “Item 7. MD&A—General Overview—Acquisition of Global Signal.”

Financing Activities

In light of the current challenges in the credit markets and consistent with our previously mentioned strategy to prudently manage liquidity, our financing activities for 2008 included purchases of common stock and additional borrowings at reduced levels from our past practices. However, we are still committed to our long-term strategy to allocate our capital to drive long-term stockholder value, which may include making discretionary investments such as purchases of our debt and common stock. The following is a summary of the significant financing transactions completed in 2008 and the beginning of 2009.

9% Senior Notes. On January 27, 2009, CCIC issued $900 million principal amount of 9% senior notes due 2015 in a public offering. These 9% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% senior notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of ours. These 9% senior notes bear interest at a rate of 9.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2009.

The net proceeds from these 9% senior notes were $795.7 million inclusive of $86.3 million original issue discount and $18.0 million of fees. The effective yield of these 9% senior notes is approximately 11.3%, inclusive of the discount. We may use these net proceeds for general corporate purposes, including our anticipated purchases or repayments of our existing debt.

At our option, we may redeem these 9% senior notes in whole or in part prior to January 15, 2013, by paying 100% of the principal amount, together with accrued and unpaid interest, if any, plus a “make whole” premium. We may also redeem some or all of these 9% senior notes on or after January 15, 2013, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any. In addition, until January 15, 2012 and subject to certain conditions, we may, at our option, redeem up to 35% of these 9% senior notes at the redemption price set forth in the indenture with the proceeds of certain equity offerings.

The 9% senior notes contain restrictive covenants that are discussed in “Item 7. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Debt Purchases. The following is a summary of our purchases of debt during January and February 2009. These debt purchases were made by CCIC because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at our subsidiaries. We expect to continue to purchase or redeem our debt in the future.

	Principal Amount	Cash Paid(a)	Gains (losses) on Purchases
	(In thousands of dollars)
2004 Mortgage Loans	$47,050	$46,315	$1,209
2006 Mortgage Loans	87,757	78,979	8,868

Total purchases	$134,807	$125,294	$10,077

(a)	Exclusive of accrued interest.

Credit Agreement. In January 2007, CCOC entered into a credit agreement that provided a $250.0 million senior secured revolving credit facility. In January 2009, we amended the revolving credit facility to extend the maturity until January 2010 and reduce the total revolving commitment to $188 million. We paid an extension fee of $9.4 million, but our credit spreads were not impacted by this amendment. As of December 31, 2008, we had $169.4 million outstanding under the revolving credit facility. Availability of the revolving credit facility at any time is determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio. As of December 31, 2008, the weighted-average interest rate of the revolving credit facility was 2.5% (including the credit spread).

For a further discussion of the revolving credit facility and the term loans, see note 6 to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Common Stock Activity. A summary of common stock activity in 2007 and 2008 is as follows:

(In thousands of shares)
Shares outstanding at December 31, 2006	202,081
Shares issued in the Global Signal Merger	98,049
Restricted stock awards granted	1,390
Restricted stock awards assumed in the Global Signal Merger	92
Common stock purchased	(21,043)
Stock options and warrants exercised	2,053
Other activity, net	(115)

Shares outstanding at December 31, 2007	282,507
Restricted stock awards granted	1,400
Restricted stock awards forfeited	(682)
Common stock purchased	(1,211)
Stock options exercised	526
Convertible notes converted	5,891
Other activity, net	33

Shares outstanding at December 31, 2008	288,464

During 2007 and 2008, we purchased 21.0 million and 1.2 million shares of our common stock, respectively. We utilized $729.8 million and $44.7 million in cash, respectively, to affect these purchases and paid an average price per share of $34.86 and $36.90, respectively. See note 11 to our consolidated financial statements. See “Item 7. MD&A—General Overview—Acquisition of Global Signal” for a discussion of common stock issued in the Global Signal Merger.

During 2008, the holders converted $63.8 million of the 4% convertible senior notes into 5.9 million shares of our common stock. As of December 31, 2008, there are no 4% convertible senior notes outstanding.

Preferred Stock Dividends. We have the option to pay dividends on our 6.25% convertible preferred stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined) (see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Since 2005 we have elected to pay the dividends in cash and expect to continue to do so for the foreseeable future. We are required to redeem all outstanding shares of our 6.25% convertible preferred stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares of 6.25% convertible preferred stock are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, we generally have the right to convert the 6.25% convertible preferred stock, in whole or in part, into 8.6 million shares of common stock if the price per share of our common stock equals or exceeds 120% of the conversion price or $44.25 for at least 20 trading days in any consecutive 30-day trading period.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to our consolidated financial statements for a further discussion of our use of interest rate swaps.

Restricted Cash. Pursuant to the indenture governing the tower revenue notes and the loan agreements governing the mortgage loans, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also notes 1 and 6 to our consolidated financial statements.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations, which relate primarily to our outstanding borrowings and ground lease obligations, as of December 31, 2008 after giving effect to (1) the extension of the revolving credit facility maturity to January 2010 from January 2009, (2) the purchases of debt in January and February 2009, and (3) the issuance of the 9% senior notes exclusive of the impact of using the proceeds to make future purchases or repayments of debt. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes. See footnote (a).

	Years Ending December 31,
Contractual Obligations (f)	2009	2010	2011	2012	2013	Thereafter	Totals
	(In thousands of dollars)
Debt(a) (d)	$252,955	$175,900	$1,468,743	$6,500	$6,551	$4,956,125	$6,866,774
Interest payments on debt(a) (d)	401,345	429,195	409,757	469,277	469,277	7,948,515	10,127,366
Lease obligations(b)	280,071	281,278	284,172	287,208	287,481	3,505,725	4,925,935
Interest rate swaps(e)	55,427	228,467	332,322	—	—	—	616,216
Redeemable preferred stock	—	—	—	318,050	—	—	318,050
Dividend payments on redeemable preferred stock(c)	19,877	19,877	19,877	14,907	—	—	74,538
Other	13,194	1,155	3,113	453	118	—	18,033

Total contractual obligations	$1,022,869	$1,135,872	$2,517,984	$1,096,395	$763,427	$16,410,365	$22,946,912

(a)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The annualized Excess Cash Flow of the Issuers is currently nearly $350 million.
(b)	Amounts relate primarily to ground lease obligations for the land on which our towers reside, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.
(c)	The dividends on the preferred stock can be paid in cash or common stock at our election. See note 10 to our consolidated financial statements.
(d)	Reflects the quarterly principal installments of $1.6 million on the term loans issued in 2007 and the remaining outstanding amount due in January 2014. Interest payments on the floating rate debt are based on estimated rates in effect during the first quarter of 2009 exclusive of the impact of our interest rate swaps.

(e)	Our interest rate swaps require cash settlement to or from us in the future. Amounts represent cash settlement values as of December 31, 2008. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
(f)	The following items are in addition to the obligations disclosed in the above table:

•

We have a legal obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. The cash obligations disclosed in the above table, as of December 31, 2008, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.8 billion. As of December 31, 2008, the net present value of these asset retirement obligations was approximately $53.8 million.

•

We are obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $14.6 million and expire on various dates through August 2011.

•	We are obligated to pay or reimburse others for property taxes related to our towers. See note 15 to our consolidated financial statements.

•	We have unrecognized tax benefits of $3.2 million as of December 31, 2008. See note 8 to our consolidated financial statements.

The following table summarizes as of December 31, 2008 the remaining terms to expiration (including renewal terms at our option) of (1) the ground leases, subleases, or licenses for the land on which approximately 17,900 of our towers reside and (2) agreements to manage approximately 700 towers owned by third parties where we had sublease agreements with the tower owner. In addition, we own in fee or have perpetual or long-term easements in the land on which approximately 5,500 of our towers reside (23% of total towers). See “Item 1A. Risk Factors.”

Remaining Term, In Years	Percent of Total Towers
15+ years	45%
10 – 15 years	21%
6 – 9 years	6%
4 – 5 years	2%
2 – 3 years	1%
0 – 1 year	2%

Total	77%

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

Compliance with Debt Covenants. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. See note 6 to our consolidated financial statements for further discussion of our debt covenants.

The financial maintenance covenants under our credit agreement are as follows:

	Covenant Requirement	Actual as of December 31, 2008 Pro forma
Consolidated Leverage Ratio(b)	<8.25	6.87
Consolidated Interest Coverage Ratio(c)	>2.00	2.28(a)

(a)	Pro forma for (1) 9% senior notes issued in January 2009 exclusive of the impact of using the proceeds to make future purchases or repayments of debt and (2) our debt purchases in January and February 2009.
(b)	For consolidated CCOC, ratio of Consolidated Total Debt (as defined in the credit agreement) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four.
(c)	For consolidated CCIC, ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement).

The 9% senior notes contain restrictive covenants with which we and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the senior notes indenture) and to its Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1. Our Consolidated Debt to Adjusted Consolidated Cash Flow is 7.6 times, as of December 31, 2008 pro forma for (1) the 9% senior notes exclusive of the impact of using the proceeds to make future purchases or repayments of debt and (2) our debt purchases in January and February 2009. The 9% senior notes contain the previously mentioned restrictive covenants but do not contain any financial maintenance covenant that could result in default.

Factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations. If our subsidiaries that issued the tower revenue notes and mortgage loans were to default on the debt, the trustee could seek to foreclose upon or otherwise convert the ownership of the securitized towers, in which case we could lose the towers and the revenues associated with the towers. We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. See “Item 1A. Risk Factors.”

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

Levels of Indebtedness and Debt Service Requirements. Our ability to obtain cash financing in the form of debt instruments, preferred stock or common stock in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, wireless carrier consolidation or network sharing, new technologies, our financial performance and the state of the capital markets. We anticipate refinancing the majority, if not all, of our debt and redeemable preferred stock within the next six years. There can be no assurances we will be able to effect this anticipated financing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. Assuming we meet certain financial ratios, we have the ability under our debt instruments to incur additional indebtedness, and any additional indebtedness we incur could exacerbate our liquidity risks.

If we are unable to refinance or renegotiate our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, pay our obligations under our convertible preferred stock or fund our planned capital expenditures. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations. Failure to refinance indebtedness when required could result in a default under such indebtedness. If our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rates increase by approximately 5% per annum and Excess Cash Flow (as defined in the indenture) of the Issuers of the tower revenue notes will be used to repay principal resulting in a reduction in cash available for discretionary investments. In particular, CCIC and CCOC are holding companies with no operations of their own, and as such will require distributions or dividends from their subsidiaries to fund their debt. See “Item 1A. Risk Factors.”

The current credit environment has resulted in a substantial widening of credit spreads in the market since the issuance of a majority of our existing debt. As we refinance our existing debt or borrow additional debt, changes in our credit spreads may impact our interest expense and interest coverage ratios.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters

Related Party Transactions

See notes 11 and 14 to our consolidated financial statements.

Critical Accounting Policies and Estimates

The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2008 are not intended to be a comprehensive list of our accounting policies and estimates. See note 1 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.

Revenue Recognition. Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement with terms generally ranging from five to fifteen years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases) or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of recognizing revenue on a straight-line basis, a portion of the revenue in a given period represents cash collected in other periods. For 2006, 2007 and 2008, the non-cash portion of our site rental revenues related to recognizing revenue on a straight-line basis amounted to approximately $20.5 million, $42.9 million and $40.3 million, respectively. See note 1 to our consolidated financial statements.

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

Accounting for Long-Lived Assets. We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of certain of our assets and liabilities is determined by (1) using estimates of replacement costs for tangible fixed assets (such as towers) and (2) using discounted cash flow valuation methods for estimating identifiable intangibles (such as site rental contracts and above-market and below-market leases). The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation, amortization and accretion expense. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. During 2007, we completed the purchase price allocation for the Global Signal Merger and had no significant acquisitions in 2008.

We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our towers which is depreciated with an estimated useful life equal to the shorter of 20 years or the term of the lease (including optional renewals) for the land under the tower. The useful life of our intangible assets are estimated based on the period for which the intangible asset will benefit us. Our intangible assets predominately consist of site rental contracts that generally are amortized over a 20 year useful life.

We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, to remove towers or remediate the land upon which our towers reside. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs and (3) discount rates. See notes 1 and 15 to our consolidated financial statements.

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

We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Our reporting units are the operating segments since segment management operates their respective tower portfolios as a single network. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are the expected additions of new tenants on our towers, the terminal multiple for our projected cash flows, our weighted-average cost of capital and control premium.

On October 1, 2008, we performed our annual goodwill impairment test. The results of this test indicated that goodwill was not impaired at any of our reporting units. Despite the decline in our common stock price during the fourth quarter, our market capitalization was in excess of 80% above the aggregate carrying amount of the reporting units as of December 31, 2008. Future declines in our site rental business could result in an impairment of goodwill, property and equipment and intangible assets in the future. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill, property and equipment and intangible assets.

Interest Rate Swaps. We enter into interest rate swaps to manage and reduce our interest rate risk. The designation of our interest rate swaps as cash flow hedges requires judgment including with respect to the required assessment of the effectiveness of hedging relationships both at inception and on an on-going basis. We have designated certain of our interest rate swaps as cash flow hedges. The effective portion of changes in fair value of interest rate swaps designated as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is recognized in earnings when the hedged item affects earnings. In contrast, the change in fair value of interest rate swaps related to hedge ineffectiveness and for those not designated as cash flow hedges is immediately marked to market in earnings.

Our interest rate swaps are predominately forward-starting. In assessing effectiveness of our forward starting swaps both at inception and on an on-going basis, we must make several highly subjective and judgmental estimates such as: (1) those related to the timing, amount, nature and probability of these future expected refinancings and (2) assessing whether it is probable that the counterparties to our swaps will not default. The state of the current credit markets makes these estimates regarding future refinancings especially difficult. As of December 31, 2008, we have estimated that it is probable the expected refinancings will occur. Changes in our assessment of hedge effectiveness including as result of changes in estimates regarding these future refinancings may result in prospectively discontinuing hedge accounting or the immediate reclassification of the current unrealized loss from AOCI to earnings.

The fair value of our interest rate swaps is determined using the income approach and is predominately based on observable interest rate yield curves and, to a lesser extent, the contract counterparty’s credit risk and our non-performance risk. The determination of the credit risk input is highly subjective and is primarily based on credit default swap spreads including indexes of comparable securities and management’s knowledge of current credit spreads in the debt market. As of December 31, 2008, a 50 basis point change in our credit spread would change the fair value of our interest rate swaps by less than one percent.

As of December 31, 2008, our outstanding forward-starting interest rate swaps had a combined notional amount of $5.3 billion and totaled $598.1 million on a settlement basis. In addition, we have two interest rate swaps with a combined notional amount of $625.0 million and which totaled $18.1 million on a settlement basis. As of December 31, 2008, we have recorded $435.2 million, net of tax, in AOCI related to interest rate swaps designated as hedges. During 2008, we recorded $22.2 million, net of tax, in earnings related to interest rate swaps not designated as hedges and $2.5 million, net of tax, related to hedge ineffectiveness.

See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and notes 1, 6 and 7 to our consolidated financial statements.

Deferred Income Taxes. We record deferred income tax assets and liabilities on our consolidated balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as “temporary differences”). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. We recognize a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.

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

Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The requirements of SFAS 157 were applied prospectively. As a result of the adoption of SFAS 157, the interest rate swap fair value as of December 31, 2008 included $75.0 million related to the combined impact of counterparty and our credit risk. We are currently evaluating the impact of the adoption of FAS 157 as of January 1, 2009 on our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for us as of January 1, 2009. We expect that the adoption of SFAS 160 will not have a material impact on our consolidated financial statements. Although we will prospectively record the income or losses applicable to the non-controlling interest of CCAL even if their share of the CCAL cumulative losses exceeds their equity interests.

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

•

although specific definitions may vary, it is widely used in the tower sector to measure operating performance without regard to items such as depreciation, amortization and accretion, which can vary depending upon accounting methods and the book value of assets; and

•

we believe it helps investors meaningfully evaluate and compare the results of our operations from (1) period to period and (2) to our competitors by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

Our management uses Adjusted EBITDA:

•	with respect to compliance with our debt covenants, which require us to maintain certain financial ratios including, or similar to, Adjusted EBITDA;

•	as the primary measure of profit and loss for purposes of making decisions about allocating resources to, and assessing the performance of, our operating segments;

•	as a performance goal in employee annual incentive compensation;

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

There are material limitations to using a measure such as Adjusted EBITDA, including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposures to market risks are related to changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing predominately fixed rate debt and interest rate swaps. We do not currently hedge against foreign currency exchange risks.

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on the following, inclusive of the 9% senior notes issued January 2009 and the purchase of debt in January and February 2009: (1) the anticipated refinancing of the vast majority of our existing $6.8 billion of debt, (2) our $808.0 million of floating rate debt representing 12% of our total debt, and (3) potential future borrowings of incremental debt. The following discussion and tables below summarize our market risk exposure to interest rates, including our use of interest rate swaps to manage and reduce this risk. See also “Item 1A. Risk Factors.”

By the end of 2011, we expect to have refinanced a substantial amount of our outstanding debt; and we have entered into interest rate swaps to hedge the variability in cash flows from changes in LIBOR on these anticipated refinancings. We do not hedge our exposure to changes in credit spreads on these anticipated refinancings, as the rates fixed by our interest rate swaps are exclusive of any credit spread. We typically do not hedge our exposure to interest rates on potential future borrowings of additional debt for a substantial period prior to issuance. The current credit environment has resulted in a significant widening of credit spreads in the market since the original issuance of our existing debt. Unless the credit markets improve, our prospective debt financings will likely have higher costs, including in 2010 and 2011 when we anticipate refinancing a significant portion of our debt. In addition, if our tower revenue notes are not paid in full by their anticipated repayment dates (June 2010 or November 2011), then the interest rate increases by an additional approximately 5% per annum.

We have managed our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of December 31, 2008, we had $808.0 million of floating rate debt, of which $625.0 million is effectively converted to a fixed rate through an interest rate swap until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of one percentage point over a twelve-month period would increase our interest expense by approximately $1.8 million.

A hypothetical decrease of 50 basis points in the prevailing LIBOR yield curve as of December 31, 2008 would increase the liability for our swaps by nearly $140 million. We are exposed to non-performance risk from the counterparties to our interest rate swaps. In October 2008, a subsidiary of Lehman Brothers that was our counterparty for two interest rate swaps filed for bankruptcy. These two interest rate swaps have a combined notional value of $475 million and represent a liability of approximately $46.3 million as of December 31, 2008. Our other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better. See note 6 to our consolidated financial statements and the tables below.

As of February 17, 2009, the fair value of debt was $6.3 billion representing an amount less than carrying value of approximately $422 million, compared to an amount less than carrying value of approximately $1.3 billion at December 31, 2008. As of February 17, 2009, the settlement value of interest rate swaps was a liability of $520.5 million, a decrease of $95.7 million from December 31, 2008.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of December 31, 2008, after giving effect to (1) the extension of the revolving credit facility maturity to January 2010 from January 2009, (2) purchases of debt in January and February 2009, and (3) issuance of the 9% senior notes in January 2009 exclusive of the impact of using the proceeds to make future purchases and repayments of debt. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)). See note 6 to our consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2009	2010		2011	2012	2013	Thereafter	Total	Fair Value(g)
	(Dollars in thousands)
Fixed rate debt (b)	$246,455	$—	(b)	$1,462,243	$—	$51	$4,350,000	$6,058,749	$4,874,361
Average interest rate (a)(b)	4.7%	—	(b)	5.7%	—	7.5%	10.0%	8.8%
Variable rate debt (c)	$6,500	$175,900		$6,500	$6,500	$6,500	$606,125	$808,025	$622,824
Average interest rate (d)	5.4%	2.7%		5.4%	5.4%	5.4%	5.4%	4.8%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2009		2010	2011	2012	2013	Thereafter	Total		Fair Value(i)
	(Dollars in thousands)
Interest Rate Swaps(h):
Variable to Fixed—Forward starting (e)	$293,825		$1,900,000	$3,100,000	$—	$—	$—	$5,293,825		$(523,740)
Average Fixed Rate(f)	5.1%		5.2%	5.2%	—	—	—	5.2%
Variable to Fixed	$625,000	(d)	$—	$—	$—	$—	$—	$625,000	(d)	$(17,431)
Average Fixed Rate(f)	4.1	%(d)	—	—	—	—	—	4.1	%(d)

(a)	The average interest rate represents the weighted-average stated coupon rate (see footnote (b)).
(b)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The Excess Cash Flow of the Issuers is nearly $350 million for the annualized quarter ended December 31, 2008.
(c)	Our variable rate debt consists of $169.4 million outstanding under our revolving credit facility and $638.6 million outstanding under our term loans.
(d)	The interest rate on our revolving credit facility and term loans represents the rate currently in effect, exclusive of the effect of our interest rate swaps. LIBOR on $625.0 million of the 2007 term loans has effectively been converted to a fixed rate of 4.1% until December 2009 through interest rate swaps. See the table below.
(e)	These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of our fixed rate debt. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which they will be terminated and settled in cash. See note 6 to our consolidated financial statements for additional information regarding our forward starting interest rate swaps.
(f)	Exclusive of any applicable credit spreads.
(g)	The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange. See discussion above regarding the change in fair value from December 31, 2008 to February 17, 2009.
(h)	Inclusive of the previously mentioned swaps with a subsidiary of Lehman Brothers that filed bankruptcy.
(i)	The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of December 31, 2008, $75.0 million of the fair value related to credit risk (primarily our non-performance risk) and the amount of the liability on a cash settlement basis is approximately $616.2 million. See discussion above regarding the change in fair value from December 31, 2008 to February 17, 2009.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of both our consolidated revenues and operating income for 2008. As of February 17, 2009, the Australian dollar exchange rate had declined approximately 24% from the average rate for 2008. If the foreign currency exchange rate had been 0.65 for 2008, our consolidated revenues and operating income would have been reduced by approximately $21 million and $4 million, respectively.

Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. However, our revenues and costs have been, and will continue to be, impacted by changes in the Australian dollar exchange rates.

Item 8.	Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries (the Company) as of December 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 26, 2009

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$75,245	$155,219
Restricted cash	165,556	147,852
Receivables net of allowance for doubtful accounts of $6,684 and $6,267, respectively	33,842	37,621
Deferred site rental receivables	22,261	29,650
Prepaid expenses	72,518	74,295
Deferred income tax assets	113,492	28,331
Other current assets	14,341	12,200

Total current assets	497,255	485,168
Restricted cash	5,000	5,000
Deferred site rental receivables	127,388	144,474
Available-for-sale securities	60,085	4,216
Property and equipment, net	5,051,055	5,060,126
Goodwill	1,970,501	1,983,950
Other intangible assets, net:
Site rental contracts	2,554,729	2,441,254
Other	121,559	110,078
Deferred financing costs and other assets, net of accumulated amortization of $26,358 and $40,096, respectively	100,561	127,456

Total assets	$10,488,133	$10,361,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,366	$33,808
Accrued compensation and related benefits	29,525	28,483
Deferred revenues	144,760	174,213
Interest rate swaps	3,985	52,539
Other accrued liabilities	74,851	79,098
Short-term debt and current maturities of long-term debt	81,500	466,217

Total current liabilities	371,987	834,358
Long-term debt	5,987,695	5,630,527
Deferred ground lease payables	172,508	199,399
Deferred income tax liabilities	281,259	40,446
Interest rate swaps	61,356	488,632
Other liabilities	132,619	137,769

Total liabilities	7,007,424	7,331,131

Commitments and contingencies (note 15)
Minority interests	—	—
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2007 and 2008—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	313,798	314,726
Stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2007—282,507,106 and December 31, 2008—288,464,431	2,825	2,885
Additional paid-in capital	5,561,454	5,614,507
Accumulated other comprehensive income (loss)	26,166	(408,329)
Accumulated deficit	(2,423,534)	(2,493,198)

Total stockholders’ equity	3,166,911	2,715,865

	$10,488,133	$10,361,722

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2006	2007	2008
Net revenues:
Site rental	$696,724	$1,286,468	$1,402,559
Network services and other	91,497	99,018	123,945

Operating expenses:	788,221	1,385,486	1,526,504
Costs of operations(a):
Site rental	212,454	443,342	456,123
Network services and other	60,507	65,742	82,452
General and administrative	104,532	142,846	149,586
Restructuring charges (credits)	(391)	3,191	—
Asset write-down charges	2,945	65,515	16,888
Integration costs	1,503	25,418	2,504
Depreciation, amortization and accretion	285,244	539,904	526,442

Operating income (loss)	121,427	99,528	292,509
Interest expense and amortization of deferred financing costs	(162,328)	(350,259)	(354,114)
Losses on purchases and redemptions of debt	(5,843)	—	42
Net gain (loss) on interest rate swaps	491	—	(37,888)
Impairment of available-for-sale securities	—	(75,623)	(55,869)
Interest and other income (expense)	(2,120)	9,351	2,101

Income (loss) from continuing operations before income taxes and minority interests	(48,373)	(317,003)	(153,219)
Benefit (provision) for income taxes	(843)	94,039	104,361
Minority interests	1,666	151	—

Income (loss) from continuing operations	(47,550)	(222,813)	(48,858)

Net gain (loss) on disposal of discontinued operations, net of tax	5,657	—	—

Net income (loss)	(41,893)	(222,813)	(48,858)
Dividends on preferred stock	(20,806)	(20,805)	(20,806)

Net income (loss) after deduction of dividends on preferred stock	$(62,699)	$(243,618)	$(69,664)

Net income (loss)	$(41,893)	$(222,813)	$(48,858)
Other comprehensive income (loss):
Available-for-sale securities, net of tax:
Unrealized gains (losses), net of taxes $-0-, $18,094 and $0	19,247	(76,776)	(55,869)
Amounts reclassified into results of operations, net of taxes $-0-, $18,094 and $0	—	57,529	55,869
Derivative instruments, net of tax:
Net change in fair value of cash flow hedging instruments net of taxes of $-0-, $27,499 and $52,621	(6,843)	(40,042)	(392,993)
Amounts reclassified into results of operations, net of taxes of $-0-, $1,057 and $3,742	969	1,963	6,949
Foreign currency translation adjustments	9,690	18,492	(48,451)

Comprehensive income (loss)	$(18,830)	$(261,647)	$(483,353)

Per common share – basic and diluted:
Income (loss) from continuing operations	$(0.33)	$(0.87)	$(0.25)
Income (loss) from discontinued operations	0.03	—	—

Net income (loss)	$(0.30)	$(0.87)	$(0.25)

Weighted-average common shares outstanding – basic and diluted (in thousands)	207,245	279,937	282,007

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income (loss)	$(41,893)	$(222,813)	$(48,858)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	285,244	539,904	526,442
Gains (losses) on purchases and redemptions of long-term debt	5,843	—	(42)
Amortization of deferred financing costs and other non-cash interest	11,977	23,913	24,830
Stock-based compensation expense	14,896	23,542	25,896
Asset write-down charges	2,945	65,515	16,888
Equity in losses and write-downs of unconsolidated affiliates	9,531	1,000	—
Deferred income tax provision (benefit)	(2,303)	(98,914)	(113,557)
Income (expense) from forward-starting interest rate swaps	(491)	—	34,111
Impairment of available-for-sale securities	—	75,623	55,869
Net gain (loss) on disposal of discontinued operations	(5,657)	—	—
Other adjustments	(2,288)	(2,331)	(1,745)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	3,524	3,170	(1,031)
Increase (decrease) in accounts payable	4,768	7,592	(2,564)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	27,383	2,799	80,701
Decrease (increase) in receivables	(13,067)	3,966	(5,010)
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(24,653)	(72,611)	(78,929)

Net cash provided by (used for) operating activities	275,759	350,355	513,001

Cash flows from investing activities:
Proceeds from disposition of property and equipment	2,282	3,664	1,855
Payment for acquisitions (net of cash acquired) of businesses	(303,611)	(494,352)	(27,736)
Capital expenditures	(124,820)	(300,005)	(450,732)
Other	(6,350)	(755)	—

Net cash provided by (used for) investing activities	(432,499)	(791,448)	(476,613)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,550,000	650,000	—
Proceeds from issuance of capital stock	45,540	31,176	8,444
Principal payments on long-term debt	(1,000,585)	(4,875)	(6,500)
Purchases and redemptions of long-term debt	(12,108)	—	(282)
Purchases of capital stock ($-0-, $600,450 and $0 from related parties)	(518,028)	(729,811)	(44,685)
Borrowings under revolving credit agreements	—	75,000	94,400
Payments under revolving credit agreements	(295,000)	—	—
Payments for financing costs	(36,918)	(9,108)	(1,527)
Net (increase) decrease in restricted cash	(24,750)	(33,089)	17,745
Interest rate swap receipts (payments)	(9,360)	—	—
Dividends on preferred stock	(19,877)	(19,879)	(19,878)
Return of capital to minority interest holders of CCAL	—	(37,196)	—

Net cash provided by (used for) financing activities	678,914	(77,782)	47,717

Effect of exchange rate changes on cash	(523)	1,404	(4,131)

Cash flows from discontinued operations:
Net cash provided by (used for) operating activities	5,657	—	—

Net increase (decrease) in cash and cash equivalents	527,308	(517,471)	79,974
Cash and cash equivalents at beginning of year	65,408	592,716	75,245

Cash and cash equivalents at end of year	$592,716	$75,245	$155,219

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands of dollars, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (loss)
	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for-sale Securities	Accumulated Deficit	Total
Balance, January 1, 2006	214,188,524	$2,142	$3,256,196	$47,090	$(5,153)	$—	$(2,121,899)	$1,178,376

Issuances of capital stock, net of forfeitures	3,760,597	38	45,628	—	—	—	—	45,666
Purchases and retirement of capital stock	(15,868,575)	(159)	(517,869)	—	—	—	—	(518,028)
Stock-based compensation expense	—	—	13,845	—	—	—	—	13,845
Foreign currency translation adjustments	—	—	—	9,690	—	—	—	9,690
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—	—	19,247	—	19,247
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(6,843)	—	—	(6,843)
Amounts reclassified into results of operations, net of tax	—	—	—	—	969	—	—	969
SAB 51 gain on FiberTower Merger	—	—	76,381	—	—	—	—	76,381
Reclassification of CCAL stock-based compensation	—	—	(323)	—	—	—	—	(323)
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	(20,806)
Net income (loss)	—	—	—	—	—	—	(41,893)	(41,893)

Balance, December 31, 2006	202,080,546	$2,021	$2,873,858	$56,780	$(11,027)	$19,247	$(2,184,598)	$756,281

Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48 (note 8)	—	—	—	—	—	—	4,682	4,682
Issuance of common stock and assumption of options and warrants in connection with the Global Signal Merger	98,140,929	981	3,372,926	—	—	—	—	3,373,907
Other issuances of capital stock, net of forfeitures	3,328,264	34	31,591	—	—	—	—	31,625
Purchases and retirement of capital stock	(21,042,633)	(211)	(729,600)	—	—	—	—	(729,811)
Stock-based compensation expense	—	—	21,621	—	—	—	—	21,621
Capital distribution to minority interest holders of CCAL	—	—	(8,942)	—	—	—	—	(8,942)
Foreign currency translation adjustments	—	—	—	18,492	—	—	—	18,492
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	(76,776)	—	(76,776)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	57,529	—	57,529
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(40,042)	—	—	(40,042)
Amounts reclassified into results of operations, net of tax	—	—	—	—	1,963	—	—	1,963
Dividends on preferred stock	—	—	—	—	—	—	(20,805)	(20,805)
Net income (loss)	—	—	—	—	—	—	(222,813)	(222,813)

Balance, December 31, 2007	282,507,106	$2,825	$5,561,454	$75,272	$(49,106)	$—	$(2,423,534)	$3,166,911

Issuances of capital stock, net of forfeitures	7,168,244	72	71,830	—	—	—	—	71,902
Purchases and retirement of capital stock	(1,210,919)	(12)	(44,673)	—	—	—	—	(44,685)
Stock-based compensation expense	—	—	25,896	—	—	—	—	25,896
Foreign currency translation adjustments	—	—	—	(48,451)	—	—	—	(48,451)
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	(55,869)	—	(55,869)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	55,869	—	55,869
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(392,993)	—	—	(392,993)
Amounts reclassified into results of operations, net of tax	—	—	—	—	6,949	—	—	6,949
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	(20,806)
Net income (loss)	—	—	—	—	—	—	(48,858)	(48,858)

Balance, December 31, 2008	288,464,431	$2,885	$5,614,507	$26,821	$(435,150)	$—	$(2,493,198)	$2,715,865

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

On January 12, 2007, the Company completed the merger (“Global Signal Merger”) of Global Signal Inc. with and into a wholly-owned subsidiary of the Company (see note 2). The results of operations from the former subsidiaries of Global Signal Inc. have been included in the consolidated statement of operations and comprehensive income (loss) beginning on January 12, 2007. Unless indicated otherwise or the context otherwise requires, “Global Signal” refers to the former Global Signal Inc. and its subsidiaries.

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents the cash held in reserve by the indenture trustees pursuant to the indenture governing the Senior Secured Tower Revenue Notes, Series 2005-1 (“2005 Tower Revenue Notes”) and the Senior Secured Tower Revenue Notes, Series 2006-1 (“2006 Tower Revenue Notes”), and the loan agreements governing the Commercial Mortgage Pass-through Certificates, Series 2004-2 (“2004 Mortgage Loan”) and the Commercial Mortgage Pass-through Certificates, Series 2006-1 (“2006 Mortgage Loan”). The restriction of all rental cash receipts is a critical feature of these debt instruments, due to the applicable indenture trustee’s ability to utilize the restricted cash for the payment of debt service costs, ground rents, real estate and personal property taxes, insurance premiums related to towers, other assessments by governmental authorities and potential environmental remediation costs, and to reserve a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The increases and decreases in restricted cash have aspects of cash flows from financing as well as cash flows from operating activities and, as such, could be classified as either on the consolidated statement of cash flows. The Company has classified these increases and decreases in restricted cash as cash flows from financing activities based on consideration of the terms of the related indebtedness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Allowance for Doubtful Accounts Receivable

An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that the Company believes will be collected. In estimating the appropriate balance for this allowance, the Company considers (1) specific reserves for accounts it believes may prove to be uncollectible and (2) additional reserves, based on historical collections, for the remainder of its accounts. Additions to the allowance for doubtful accounts are charged either to “site rental costs of operations” or to “network services and other costs of operations,” as appropriate; and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

Investments in Equity Securities

In accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), Accounting for Certain Investments in Debt and Equity Securities, investments in equity securities classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as accumulated other comprehensive income (loss) unless any losses are deemed other-than-temporary. The Company periodically reviews the value of available-for-sale securities and records impairment charges in the consolidated statement of operations and comprehensive income (loss) for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading. See note 5.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of towers is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.

Asset Retirement Obligations

The Company records obligations associated with retirement of long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations. The fair value of the liability for asset retirement obligations is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. Changes subsequent to initial measurement resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and related carrying amount of the capitalized asset. Asset retirement obligations are included in “other liabilities” on the Company’s consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in “depreciation, amortization and accretion expense” on the Company’s consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. Goodwill is not amortized, but rather is tested for impairment on an annual basis. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company’s measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its annual goodwill impairment test as of October 1, 2008 and determined goodwill was not impaired at any reporting units.

Intangible Assets

Intangible assets are included in “other intangible assets, net” on the Company’s consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) in-place customer site rental contracts, (2) below-market leases for land under its towers, (3) term easement rights for land under its towers, and (4) trademarks. Deferred credits related to above-market leases for land under its towers recorded in conjunction with acquisitions are recorded at the estimated fair value and are included in “other liabilities” on the Company’s consolidated balance sheet. Intangible assets with finite useful lives are amortized utilizing the straight-line method over their estimated useful lives.

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

Deferred Financing Costs

Costs incurred to obtain financing are deferred and amortized over the term of the related borrowing using the effective yield method. Deferred financing costs are included in “deferred financing costs and other assets, net” on the Company’s consolidated balance sheet.

Investments in Unconsolidated Affiliates

The Company uses the cost method to account for investments in those entities where the Company owns less than twenty percent of the voting stock of the individual entity, does not exercise significant influence over the entity and is not the primary beneficiary. The Company uses the equity method to account for investments in those entities where the Company does not have control or is not the primary beneficiary but has the ability to exercise significant influence over the entity. The Company reviews investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount may be greater than the fair market value. If an evaluation was required, the carrying value of the investment would be compared to the asset’s fair market value; and an impairment charge would be recorded to adjust the carrying value to the fair market value. See note 5.

Accrued Estimated Property Taxes

The accrual for estimated property tax obligations is based on assessments currently in effect and estimates of possible additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal.

Sale of Stock of Subsidiaries or Equity Method Investments

The effects of any changes in the Company’s ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or investments accounted for under the equity method are accounted for as capital transactions pursuant to the SEC’s Staff Accounting Bulletin No. 51, Accounting for the Sale of Stock of a Subsidiary. See note 5.

Dispositions

The Company classifies as discontinued operations any components of its business that it holds for sale or disposal that has operations and cash flows that are clearly distinguishable operationally and for financial reporting purposes from the rest of the Company. For those components, the Company has no significant continuing involvement after disposal and its operations and cash flows are eliminated from the Company’s ongoing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

In 2006, the Company reversed a liability previously established in conjunction with the sale of its U.K. subsidiary, as a result of the termination of the related contingencies.

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement, with such terms generally ranging from five to fifteen years. In accordance with applicable accounting standards, including Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, these revenues are recognized on a monthly basis regardless of whether the payments from the customer are received in equal monthly amounts. The Company’s leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index (“CPI”)). If the payment terms call for fixed escalations or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant leases’ escalation provisions, even if such escalation provisions also include a variable element. The Company’s asset related to straight-line site rental revenues is included in “deferred site rental receivables” on the Company’s consolidated balance sheet.

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

Costs of Operations

Costs of operations consist predominately of ground lease expense, property taxes, repairs and maintenance, employee compensation and related benefit costs, and utilities. Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company’s ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant’s renewal options. The Company’s liability related to straight-line ground lease expense is included in “deferred ground lease payables” on the Company’s consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Non-Cash Site Rental Margin

The following is a summary of the impact on site rental gross margins from the non-cash portions of site rental revenues, ground lease expense and stock-based compensation expense for those employees directly related to tower operations and the amortization of below-market and above-market leases.

	Years Ended December 31,
	2006	2007	2008
Non-cash impact on site rental gross margins:
Non-cash portion of site rental revenues attributable to straight-line recognition of revenues	$20,496	$42,921	$40,281
Non-cash portion of ground lease expense attributable to straight-line recognition of expenses	(15,812)	(41,040)	(38,171)
Stock-based compensation expenses directly related to tower operations	(174)	(396)	(935)
Net amortization of below-market and above-market leases	—	638	589

Total	$4,510	$2,123	$1,764

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

Stock-Based Compensation

Restricted Stock Awards. The Company records stock-based compensation expense only for those nonvested stock awards (“restricted stock awards”) for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. The Company uses historical data and management’s judgment about the future employee turnover rates to estimate the number of shares for which the requisite service period will not be rendered. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company’s stock at the date of grant. The Company uses a Monte Carlo simulation as the method of valuation for the Company’s restricted stock awards with market conditions. The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results. The key assumptions are summarized as follows:

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

Risk-Free Rate. The Company bases the risk-free rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

Interest Expense and Amortization of Deferred Financing Costs

The components of interest expense and amortization of deferred financing costs are as follows:

	Years Ended December 31,
	2006	2007	2008
Interest expense on debt obligations	$150,351	$326,346	$329,284
Amortization of deferred financing costs	8,600	15,463	15,264
Amortization of interest rate swaps	1,301	3,020	3,020
Amortization of purchase price adjustment on long-term debt	—	3,572	3,771
Imputed interest on customer provided financing	3,371	3,264	2,775
Less: capitalized interest (a)	(1,295)	(1,406)	—

Total	$162,328	$350,259	$354,114

(a)	Related to the build out of the former Modeo network (see note 19).

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The Company records interest or penalties related to income taxes as components of “benefit (provision) for income taxes” in its consolidated statement of operations and comprehensive income (loss). The amount of interest and penalties accrued as of December 31, 2008 is immaterial.

The company recognizes a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. See note 8 for a discussion of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2006	2007	2008
Income (loss) from continuing operations	$(47,550)	$(222,813)	$(48,858)
Dividends on preferred stock	(20,806)	(20,805)	(20,806)

Income (loss) from continuing operations applicable to common stock for basic and diluted computations	(68,356)	(243,618)	(69,664)
Net gain (loss) on disposal of discontinued operations	5,657	—	—

Net income (loss) applicable to common stock for basic and diluted computations	$(62,699)	$(243,618)	$(69,664)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	207,245	279,937	282,007

Per common share – basic and diluted:
Income (loss) from continuing operations	$(0.33)	$(0.87)	$(0.25)
Net gain (loss) on disposal of discontinued operations	0.03	—	—

Net income (loss)	$(0.30)	$(0.87)	$(0.25)

The calculations of common shares outstanding for the diluted computations exclude the following potential common shares. The inclusion of such potential common shares in the diluted per share computations would be anti-dilutive since the Company incurred net losses from continuing operations for each of the years in the three-year period ended December 31, 2008.

	December 31,
	2006	2007	2008
	(In thousands of shares)
Options to purchase shares of common stock(1)	6,039	4,603	3,999
Warrants to purchase shares of common stock at an exercise price of $7.508 per share	590	—	—
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share (note 10)	8,625	8,625	8,625
Shares of restricted stock awards (note 12)	1,227	2,255	2,749
4% Convertible Senior Notes which were convertible into shares of common stock at a conversion price of $10.83 per share (note 6)	5,895	5,891	—

Total potential common shares	22,376	21,374	15,373

(1)	See note 12 for a tabular presentation of the outstanding stock options as of December 31, 2008.

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

Fair Values

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is a description of the levels of the fair value hierarchy. The Company evaluates level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.

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

The fair value of available-for-sale securities is based on quoted market prices. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company’s and the contract counterparty’s credit risk. The credit risk input for interest rate swap fair values is primarily based on credit default swap spreads including indexes of comparable securities and management’s knowledge of current credit spreads in the debt market. The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The estimated fair value of the Company’s debt securities is based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. There were no changes since December 31, 2007 in the Company’s valuation techniques used to measure fair values, with the exception of its consideration of the Company’s and the contract counterparty’s credit risk when measuring the fair value of interest rate swaps.

See notes 6 and 7 for a further discussion of fair values.

Derivative Instruments

The Company enters into interest rate swaps, to manage and reduce its interest rate risk. Derivative financial instruments are entered into for periods that match the related underlying exposures and do not constitute positions independent of these exposures. The Company can designate derivative financial instruments as hedges. The Company can also enter into derivative financial instruments that are not designated as accounting hedges.

Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders’ equity, captioned “accumulated other comprehensive income (loss),” and recognized as increases or decreases to “interest expense and amortization of deferred financing costs” when the hedged item affects earnings. Any hedge ineffectiveness is included in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). If a hedge ceases to qualify for hedge accounting, any change in the fair value of the derivative since the date it ceased to qualify is recorded to “net gain (loss) on interest rate swaps.” However, any amounts previously recorded to “accumulated other comprehensive income (loss)” would remain there until the original forecasted transaction affects earnings. In a situation where it becomes probable the hedged forecasted transaction will not occur, any gains or losses that have been recorded to “accumulated other comprehensive income (loss)” is immediately reclassified to earnings. Derivatives that do not meet the requirements for hedge accounting are marked to market through “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

To qualify for hedge accounting, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting changes in cash flows for the risk being hedged. In the context of hedging relationships, effectiveness refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. The Company assesses the effectiveness of hedging relationships using regression analysis both at the inception of the hedge and on an on-going basis.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also requires the Company to consider its own credit risk when measuring fair value, including derivatives. The FASB amended SFAS 157 to exclude leases accounted for pursuant to SFAS 13 from its scope. On January 1, 2008, the Company adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). In October 2008, the FASB clarified SFAS 157 as it relates to determining the fair value of a financial asset when the market for that financial asset is inactive. The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of SFAS 157 were applied prospectively. As a result of adoption of SFAS 157, the interest rate swap fair value as of December 31, 2008 included $75.0 million related to the combined impact of counterparty and the Company’s own credit risk. The Company is currently evaluating the impact of the adoption of FAS 157 as of January 1, 2009 on its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. See notes 6 and 7.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an Amendment to Accounting Research Bulletin No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The provisions of SFAS 160 are effective for the Company as of January 1, 2009. The Company expects that the adoption of SFAS 160 will not have a material impact on its consolidated financial statements; however, the Company will prospectively record the income or losses applicable to the non-controlling interest of CCAL even if the non-controlling stockholders’ share of the cumulative losses exceeds its equity interest. See note 9.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. The Company adopted SFAS 161 on December 31, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 clarifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion should be accounted for separately. The liability and equity components of convertible debt instruments within the scope of APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The provisions of APB 14-1 are applied retrospectively and are effective for the Company as of January 1, 2009. The Company expects that the adoption of APB 14-1 will not have a material impact on its consolidated financial statements.

In November 2008, the Emerging Issues Task Force reached a consensus on Issue No. 08-6 (“EITF 08-6”), Equity Method Investment Accounting Considerations. EITF 08-6 addresses questions about the potential effect of SFAS 141(R) and SFAS 160 on equity-method accounting. The provisions of EITF 08-6 are effective January 1, 2009 and will be applied prospectively. The Company does not expect the adoption of EITF 08-6 to have a material impact on its consolidated financial statements.

2. Acquisition

The following is a summary of the Company’s significant acquisitions during the years ended December 31, 2006, 2007 and 2008. The Company entered into these acquisitions and paid purchase prices that resulted in the recognition of goodwill primarily because of the anticipated growth opportunities in the tower portfolios.

Mountain Union Acquisition

On July 1, 2006, the Company acquired approximately 98% of the outstanding equity interests of Mountain Union Telecom, LLC (“Mountain Union”) for $305.3 million. Mountain Union’s assets at closing included 474 completed towers, as well as 77 towers in various stages of development. The results of operations from the towers acquired from Mountain Union have been included in the consolidated statement of operations and comprehensive income (loss) from July 1, 2006. The Company utilized borrowings under a previously existing credit facility, as discussed in note 6, to acquire the Mountain Union equity interests and pay off the outstanding indebtedness of Mountain Union. On January 2, 2007, the Company purchased the remaining minority interest in Mountain Union for $4.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is the allocation of the purchase price to acquire 100% of Mountain Union.

Cash and cash equivalents	$1,647
Other current assets	1,872
Property and equipment	89,784
Goodwill	50,519
Other intangible assets	170,200
Other assets	283
Deferred rental revenues and other accrued liabilities	(3,603)
Other liabilities	(1,021)

Net assets acquired	$309,681

Global Signal Acquisition

On October 5, 2006, the Company entered into a merger agreement which contemplated Global Signal merging into a wholly-owned subsidiary of the Company. On January 12, 2007, the Global Signal Merger was completed for a purchase price of approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations following the Global Signal Merger. The results of operations from Global Signal have been included in the consolidated statement of operations and comprehensive income (loss) from January 12, 2007.

In connection with the Global Signal Merger, each outstanding share of common stock of Global Signal was converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash. In addition, in connection with the Global Signal Merger, the obligation pursuant to each warrant (“GSI Warrants”) entitling the holder thereof to purchase shares of Global Signal common stock was assumed by the Company with appropriate adjustments made to the number of shares and exercise price per share. Accordingly, each such warrant entitled the holder thereof to purchase 3.22 shares of the Company’s common stock. As a result of the Global Signal Merger, the Company issued approximately 98.1 million shares of common stock to the stockholders of Global Signal and paid the maximum $550.0 million in cash (“GS $550M Consideration”) and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to warrants described above. The Company primarily financed the GS $550M Consideration with cash obtained from the issuance of the 2006 Tower Revenue Notes in November 2006. At the closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion, which has a structure similar to the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (see note 6).

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

Unaudited Pro Forma Operating Results

The following table presents the unaudited pro forma condensed consolidated results of operations of the Company as if the Global Signal Merger were completed as of January 1 for the period presented below. The unaudited pro forma amounts are presented for illustrative purposes only, are not necessarily indicative of future consolidated results of operations and reflect cost savings from the Global Signal Merger in the period in which such cost savings are achieved.

Year Ended December 31, 2007
Site rental revenues	$1,302,174
Net revenues	1,401,192
Site rental costs of operations(c)	450,473
Costs of operations(c)	516,215
Operating income (loss)	96,536
Income (loss) from continuing operations(a)(b)	(226,489)
Basic and diluted income (loss) from continuing operations per common share(a)(b)	(0.87)

(a)	Inclusive of non-recurring integration costs related to the Global Signal Merger of $16.5 million, net of tax, or $0.06 per share, net of tax, and asset write-down charges and restructuring charges of $39.4 million, net of tax, or $0.14 per share related to Modeo. See note 19.
(b)	Inclusive of an impairment charge of $57.5 million, net of tax, or $0.21 per share related to the Company’s investment in FiberTower Corporation (“FiberTower”). See note 5.
(c)	Exclusive of depreciation, amortization and accretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The unaudited pro forma condensed consolidated results of operations for the year ended December 31, 2007 include pro forma adjustments including (1) a $6.0 million increase in depreciation, amortization and accretion related to depreciation of fixed assets and amortization of acquired intangibles and (2) a $2.1 million increase in tax benefits.

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

3. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2007	2008
Land	—	$414,871	$596,100
Buildings	40 years	32,681	35,040
Telecommunication towers	1-20 years	6,702,103	6,802,316
Transportation and other equipment	3-5 years	25,249	26,505
Office furniture and equipment	2-10 years	106,704	110,997
Construction in process	—	74,652	103,623

Total gross property and equipment		7,356,260	7,674,581
Less: accumulated depreciation		(2,305,205)	(2,614,455)

Total property and equipment, net		$5,051,055	$5,060,126

Depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $271.0 million, $400.3 million and $380.5 million, respectively. As a result of the Global Signal Merger, the Company recorded an increase to property and equipment of $2.0 billion, $1.8 billion of which was related to telecommunication towers. See note 2.

4. Goodwill, Intangible Assets and Deferred Credits

The following is a summary of goodwill at CCUSA.

Balance as of December 31, 2006	$391,448
Addition from the Global Signal Merger	1,843,653
Reduction in connection with reversal of federal valuation allowance (note 8)	(264,083)
Other adjustments	(517)

Balance at December 31, 2007	$1,970,501

Additions	13,449

Balance at December 31, 2008	$1,983,950

Goodwill of $1.8 billion recorded in the Global Signal Merger is not expected to be deductible for tax purposes.

Virtually all of the intangible assets are recorded at CCUSA. The accumulated amortization on these intangible assets as of December 31, 2007 and 2008 is $180.3 million and $327.5 million, respectively, of which $173.4 million and $314.0 million, respectively, relate to site rental contracts. Intangible assets not subject to amortization, relate to the U.S. nationwide 1650-1675 spectrum license (“Spectrum”) and have a carrying value of $15.0 million and $15.1 million, as of December 31, 2007 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The components of the additions to intangible assets during the years ended December 31, 2007 and 2008 are as follows:

	Years Ended December 31,
	2007		2008
	Amount	Weighted- Average Amortization Period	Amount	Weighted- Average Amortization Period
		(In years)		(In years)
Site rental contracts	$2,463,113	20.0	$30,394	20.0
Below-market leases	81,402	16.9	—	—
Other	33,977	27.3	—	—

Total intangible assets acquired	$2,578,492	19.7	$30,394	20.0

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2006	2007	2008
Depreciation, amortization and accretion	$12,418	$137,160	$143,409
Site rental costs of operations	—	4,394	4,452

Total amortization expense	$12,418	$141,554	$147,861

The estimated annual amortization expense related to intangible assets (inclusive of those recorded to “site rental costs of operations”) for the years ended December 31, 2009 to 2013 is as follows:

	Years Ending December 31,
	2009	2010	2011	2012	2013
Estimated annual amortization	$148,232	$148,184	$148,144	$144,723	$144,306

See note 1 for a further discussion of deferred credits related to above-market leases for land under the Company’s towers recorded in connection with acquisitions. During the year ended December 31, 2007, the Company recorded $80.6 million at CCUSA related to above-market leases as a result of the allocation of the purchase price for the Global Signal Merger (see note 2). The above-market leases recorded during the year ended December 31, 2007 had an initial weighted-average amortization period of 15.3 years. For each of the years ended December 31, 2007 and 2008, the Company recorded $5.0 million as a decrease to “site rental costs of operations.” As of December 31, 2007 and 2008, the net book value of the above-market leases was $73.2 million and $63.9 million, respectively, and the accumulated amortization was $4.9 million and $9.6 million, respectively.

5. Investments in Unconsolidated Affiliates and Available-for-Sale Securities

On August 29, 2006, FiberTower and First Avenue Networks, Inc. completed an all-stock merger transaction (“FiberTower Merger”). Prior to the FiberTower Merger, the Company had invested cash of $84.1 million and owned an approximately 36% minority interest in FiberTower, which was accounted for under the equity method. Following the FiberTower Merger, the Company owns 26.4 million shares of common stock of FiberTower (NASDAQ: FTWR) or approximately 18% of the outstanding equity interests as of December 31, 2008. After the FiberTower Merger, the investment in FiberTower is classified as an available-for-sale equity security in accordance with SFAS 115.

For the year ended December 31, 2006, losses from the investment in FiberTower under the equity method were $9.7 million and are included in “interest and other income (expense)” on the Company’s consolidated statement of operations and comprehensive income (loss). These losses resulted from the accounting for the minority interest position in FiberTower under the equity method that was applied by the Company prior to the FiberTower Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

As of December 31, 2007 and 2008, the fair value of the investment in FiberTower was $60.1 million and $4.2 million, respectively (at a per FiberTower share price of $2.28 and $0.16), and no unrealized investment gain (loss) was included in accumulated other comprehensive income. For the years ended December 31, 2007 and 2008, the Company recorded impairment charges included in “impairment of available-for-sale securities” of $75.6 million and $55.9 million, respectively ($57.5 million and $55.9 million, respectively, net of tax) related to an other-than-temporary decline in the value of FiberTower. The other-than-temporary decline determination was based primarily on the length of time and extent to which the market value has been less than the adjusted cost basis, and the impact of the current broad-based economic and market conditions on the Company’s views about the short-term prospects for recovery of the FiberTower stock price.

6. Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date		Contractual Maturity Date		Outstanding Balance as of December 31, 2007	Outstanding Balance as of December 31, 2008(c)	Stated Interest Rate as of December 31, 2008(d)
Bank debt – variable rate:
Revolver	Jan. 2007		Jan. 2009	(e)	$75,000	$169,400	2.5%(f)
2007 Term Loans	Jan./March 2007		March 2014		645,125	638,625	5.4%(f)

Total bank debt					720,125	808,025

Securitized debt – fixed rate:
2006 Mortgage Loan	Feb. 2006	(a)	Feb. 2011		1,547,608	1,548,351	5.7%
2004 Mortgage Loan	Dec. 2004	(a)	Dec. 2009		287,609	290,317	4.7%
2006 Tower Revenue Notes	Nov. 2006		Nov. 2036	(b)	1,550,000	1,550,000	5.7%(b)
2005 Tower Revenue Notes	June 2005		June 2035	(b)	1,900,000	1,900,000	4.9%(b)

Total securitized debt					5,285,217	5,288,668

Convertible and other – fixed rate:
4% Convertible Senior Notes	July 2003		July 2010		63,802	—	4.0%
7.5% Senior Notes	Dec. 2003		Dec. 2013		51	51	7.5%

Total convertible and other					63,853	51

Total indebtedness					6,069,195	6,096,744

Less: current maturities and short-term debt					81,500	466,217

Non-current portion of long-term debt					$5,987,695	$5,630,527

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the completion of the Global Signal Merger.
(b)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.
(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan are net of unamortized purchase price adjustments of an aggregate $4.8 million as of December 31, 2008.
(d)	Represents the weighted-average stated interest rate. The effective interest rate for the 2004 Mortgage Loan and 2006 Mortgage Loan is 5.8% and 5.7%, respectively, after giving effect to the fair value purchase price adjustments.
(e)	During January 2009, the maturity of the $250.0 million senior secured revolving credit facility (“Revolver”) was extended from January 2009 to January 2010. See note 22.
(f)	The Revolver currently bears interest at a rate per annum, at the election of Crown Castle Operating Company (“CCOC”), equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. See note 22. The 2007 term loans (“2007 Term Loans”) bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See “Interest Rate Swaps” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The Company’s debt obligations contain certain financial covenants with which CCIC or its subsidiaries must comply. Failure to comply with such covenants may result in imposition of restrictions. As of and for the year ended December 31, 2008, CCIC and its subsidiaries had no financial covenant violations. Various of the Company’s debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

Bank Debt

In January, 2007, CCOC entered into a credit agreement (as amended, supplemented or otherwise modified, “2007 Credit Agreement”) with a syndicate of lenders pursuant to which such lenders agreed to provide CCOC with a $250.0 million senior secured revolving credit facility. In January 2008, the revolver maturity was extended to January 2009 (see note 22). In January 2007, CCOC entered into a term loan joinder (as amended, “2007 Joinder A”) pursuant to which the lenders agreed to provide CCOC with a $600.0 million senior secured term loan under the 2007 Credit Agreement. In March 2007, CCOC also entered into a second term loan joinder (“2007 Joinder B”) pursuant to which the lenders agreed to provide CCOC with a $50.0 million senior secured term loan under the 2007 Credit Agreement.

As of December 31, 2008, the 2007 Credit Agreement provides for aggregate commitments of $900.0 million consisting of (1) the $250.0 million Revolver (see note 22) and (2) the $650.0 million 2007 Term Loans. The 2007 Term Loans will mature in consecutive quarterly installments of an aggregate $1.6 million and the entire remaining outstanding amount will mature on March 6, 2014.

The Revolver and 2007 Term Loans are secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC’s deposit accounts ($40.3 million as of December 31, 2008) and securities accounts. The Revolver and 2007 Term Loans are guaranteed by CCIC and certain of its subsidiaries.

The proceeds of the Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of the Company’s securities. The proceeds from the term loans were used to purchase shares of the Company’s common stock (see note 11). Availability under the Revolver at any time is determined by certain financial ratios. The Company pays a commitment fee on the undrawn available amount that ranges from 0.13% to 0.38%. See note 22.

Securitized Debt

The 2004 Mortgage Loan, 2006 Mortgage Loan, and the Tower Revenue Notes (collectively, “Securitized Debt”) are obligations of special purposes entities and their direct and indirect subsidiaries (each an “issuer”), all of which are wholly-owned indirect subsidiaries of the Company. The 2004 Mortgage Loan, 2006 Mortgage Loan and Tower Revenue Notes are governed by separate indentures and each consists of separate classes with each class subordinated in right of payment to any other class issued under the respective indenture which has an earlier alphabetical designation. The Tower Revenue Notes are governed by one indenture and each class ranks pari passu with each class that bears the same alphabetical designation. Interest is paid monthly on the Securitized Debt.

The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers’ personal property and (2) a pledge of the equity interests in each applicable issuer. The Mortgage Loans are also secured by mortgage liens on the interest (fee, leasehold or easement) in the issuers’ towers. The Tower Revenue Notes are also secured by a security interest in the applicable issuers’ contracts with customers to lease space on their towers (space licenses). The governing instruments of two indirect subsidiaries (“Crown Atlantic and Crown GT”) of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2008, the Securitized Debt was collateralized with property and equipment with a net book value of an aggregate approximately $3.3 billion, exclusive of Crown Atlantic and Crown GT property and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The excess cash flows from the issuers of the Securitized Debt, after the payment of principal, interest, reserves, expenses, and management fees are distributed to the Company in accordance with the terms of the indentures. If the Debt Service Coverage Ratio (“DSCR”) (as defined in the applicable governing loan agreement) as of the end of any calendar quarter falls to a certain level, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the DSCR exceeds a certain level for two consecutive calendar quarters. If the DSCR falls below a certain level as of the end of any calendar quarter, then all funds on deposit in the reserve account along with future excess cash flows of the issuers will be applied to prepay the debt with applicable prepayment consideration.

As of December 31, 2008, prepayment of the securitized debt is permitted provided it is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations including prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.

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

Other

See note 22 for discussion of 9% senior notes issued in January 2009.

Previously Outstanding Indebtedness

4% Convertible Senior Notes. In 2003, the Company issued $230.0 million aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223.1 million. During the year ended December 31, 2008, holders converted $63.8 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. The 4% Convertible Senior Notes were convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2008, there were no 4% Convertible Senior Notes outstanding.

2006 Credit Facility. On June 1, 2006, certain subsidiaries of the Company, including CCOC, entered into the now terminated 2006 Credit Facility with a syndicate of lenders, pursuant to which such lenders agreed to provide the borrowers with a $1.25 billion credit facility, consisting of a $1.0 billion 2006 Term Loan and a $250.0 million senior secured revolving credit facility. A portion of the proceeds of the 2006 Term Loan was used to repay CCOC’s previously existing revolving credit facility (“2005 Credit Facility”), under which $295.0 million was outstanding at the time of repayment and to fund the acquisition of Mountain Union with approximately $305.0 million. The remaining proceeds of the 2006 Credit Facility were utilized to purchase the Company’s common stock in public market transactions. In November 2006, the Company terminated the 2006 Credit Facility and repaid the remaining $997.5 million outstanding balance of the 2006 Term Loan with proceeds from the 2006 Tower Revenue Notes.

2005 Credit Facility. In 2005, CCOC entered into the now terminated credit agreement with a syndicate of lenders, pursuant to which such lenders agreed to provide a $325.0 million revolving credit facility, as amended. In 2005, a portion of the proceeds was used to fund the acquisition of towers from Trintel Communications Inc. and to partially fund the redemption of the Company’s 8 1/4% Convertible Preferred Stock. In June 2006, the Company terminated the 2005 Credit Facility and repaid the $295.0 million outstanding balance with proceeds from the 2006 Credit Facility.

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

Contractual Maturities

The following are the scheduled contractual maturities of the total debt outstanding at December 31, 2008, exclusive of the 6.25% Convertible Preferred Stock. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. See also notes 10 and 22.

	Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Scheduled contractual maturities	$469,404	$6,500	$1,556,500	$6,500	$6,551	$4,056,125

Purchases and Redemptions of the Company’s Debt Securities

The losses on purchases and redemptions of debt for the year ended December 31, 2006 consisted of the following:

	Principal Amount and Carrying Value	Cash Paid(a)	Losses on Purchases(b)
10 3/4% Senior Notes(c)	$9,976	$10,334	$358
9 3/8% Senior Notes(c)	1,695	1,774	78
2005 Credit Facility(d)	295,000	295,000	740
2006 Credit Facility(e)	997,500	998,085	4,667

Total purchases and redemptions	$1,304,171	$1,305,193	$5,843

(a)	Exclusive of cash paid for accrued interest.
(b)	Including losses from the write-off of unamortized deferred financing costs of an aggregate $4.8 million.
(c)	Redeemed in August 2006.
(d)	Terminated in June 2006.
(e)	Terminated in November 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Interest Rate Swaps

The Company only enters into interest rate swaps to manage and reduce its interest rate risk, including the use of (1) forward starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financing, including refinancings and potential future borrowings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company’s floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the interest rate of the anticipated financing.

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps. The Company generally uses master netting arrangements to mitigate non-performance risk. The Company does not require collateral as security for its interest rate swaps. In September 2008, the Company de-designated as hedging instruments two interest rate swaps with a combined notional value of $475 million that are held by a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”) because of the probability the counterparty would default. The Company’s other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better.

The following is a summary of the outstanding interest rate swaps as of December 31, 2008.

Hedged Item(a)	Combined Notional	Start Date(d)	End Date	Pay Fixed Rate(b)	Receive Variable Rate
Variable to fixed – forward starting(c):
2004 Mortgage Loan anticipated refinancing	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing(e)	1,900,000	June 2010	June 2015	5.2%	LIBOR
2006 Tower Revenue Notes anticipated refinancing(e)	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR
2006 Mortgage Loan anticipated refinancing	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
Variable to fixed:
2007 Term Loans(f)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Inclusive of interest rate swaps not designated as hedging instruments.
(b)	Exclusive of any applicable credit spreads.
(c)	The forward starting interest rate swaps are cash flow hedges of the interest rate risk related to the variability in LIBOR on the forecasted refinancing of 87% of the outstanding debt as of December 31, 2008.
(d)	On the respective effective dates (projected issuance dates), the forward-starting interest rate swaps will be terminated and settled in cash.
(e)	The hedges of the anticipated refinancing of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are inclusive of notional values of $275 million and $200 million, respectively, and are held by a subsidiary of Lehman Brothers.
(f)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).

The following is the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net pre-tax loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is $16.7 million for the year ended December 31, 2009. See also notes 7 and 22.

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	December 31, 2007	December 31, 2008
Designated as hedging instruments under SFAS 133:
Current	Interest rate swaps, current	$3,985	$52,539
Non-current	Interest rate swaps, non-current	61,356	442,286
Not designated as hedging instruments under SFAS 133	Interest rate swaps, non-current	—	46,346

Total		$65,341	$541,171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Interest Rate Swaps Designated as Hedging Instruments Under SFAS 133(a)	Years Ended December 31,			Classification
	2006	2007	2008
Gain (loss) recognized in OCI (effective portion)	$(6,843)	$(67,541)	$(445,614)	Other comprehensive income (“OCI”)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(1,301)	(3,020)	(10,691)	Interest expense and amortization of deferred financing costs
Amount of gain (loss) recognized in income (ineffective portion and excluded from effectiveness testing)	333	—	(3,777)	Net gain (loss) on interest rate swaps

Interest Rate Swaps Not Designated as Hedging Instruments Under SFAS 133(a)	Years Ended December 31,			Classification
	2006	2007	2008
Gain (loss) recognized in income	$158	$—	$(34,111)	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.

7. Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 22.

	December 31, 2007		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$75,245	$75,245	$155,219	$155,219
Restricted cash	170,556	170,556	152,852	152,852
Available-for-sale securities	60,085	60,085	4,216	4,216
Short-term and long-term debt (a)	(6,069,195)	(6,127,887)	(6,096,744)	(4,803,540)
Interest rate swaps, net (b)	(65,341)	(65,341)	(541,171)	(541,171)

(a)	The decline in fair value of debt from December 31, 2007 to December 31, 2008 is predominately due to (1) the decline in fair value of the tower revenues notes and mortgage loans in the aggregate of approximately $1.0 billion and (2) the impact of the conversion of the remaining 4% Convertible Senior Notes which had a fair value and carrying value of approximately $243 million and $63.8 million, respectively, as of December 31, 2007.
(b)	See note 6.

As discussed in note 1, the Company adopted SFAS 157 on January 1, 2008 with the exception of a one-year deferral of implementation for certain non-financial assets and liabilities. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$155,219	—	—		$155,219
Restricted cash	152,852	—	—		152,852
Available-for-sale securities	4,216	—	—		4,216

	$312,287	—	—		$312,287

	Liabilities at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3		Total
Interest rate swaps	—	$—	541,171	(a)	$541,171

(a)	As of December 31, 2008, $75.0 million of the fair value related to credit risk and the amount of the liability on a cash settlement basis is approximately $616.2 million. The credit risk adjustment primarily related to the Company’s non-performance risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is a summary of the activity for fair value classified as level 3 during the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
Beginning balance	$ —
Transfers in (out) of level 3(a)	541,171

Ending balance	$541,171

(a)	The Company reclassified its interest rate swaps to level 3 effective December 31, 2008 based on the increase in the significance of the unobservable input related to credit risk.

8. Income Taxes

Income (loss) from continuing operations before income taxes and minority interests by geographic area is as follows:

	Years Ended December 31,
	2006	2007	2008
Domestic	$(43,201)	$(307,953)	$(145,086)
Foreign	(5,172)	(9,050)	(8,133)

	$(48,373)	$(317,003)	$(153,219)

The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2006	2007	2008
Current:
Federal	$(2,003)	$(1,535)	$(1,958)
Foreign	(378)	(1,583)	(2,496)
State	(765)	(1,757)	(4,742)
Deferred:
Federal	—	97,763	111,728
State	2,303	1,151	1,829

	$(843)	$94,039	$104,361

For the year ended December 31 2008, the Company has incurred $4.1 million of alternative minimum tax liability and recognized the related alternative minimum tax carryforward. The alternative minimum tax credit has an indefinite carryforward period.

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes and minority interests is as follows:

	Years Ended December 31,
	2006	2007	2008
Benefit for income taxes at statutory rate	$16,931	$110,951	$53,626
Tax effect of foreign losses	(1,810)	(3,168)	(2,846)
Expenses for which no federal tax benefit was recognized	(1,737)	(742)	(675)
Losses for which no tax benefit was recognized	(12,311)	(8,373)	(19,554)
State tax (provision) benefit	(1,538)	(606)	(2,913)
Foreign tax	(378)	(1,583)	(2,496)
Change in unrecognized tax benefits	—	—	71,687
Other	—	(2,440)	7,532

	$(843)	$94,039	$104,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2008
Deferred income tax liabilities:
Property and equipment	$497,274	$464,335
Deferred site rental receivable	56,084	66,757
Intangible assets	762,486	736,933

Total deferred income tax liabilities	1,315,844	1,268,025

Deferred income tax assets:
Net operating loss carryforwards	660,284	681,827
Deferred ground lease payable	68,611	82,874
Alternate minimum tax credit carryforward	14,666	13,629
Accrued liabilities	50,356	53,068
Receivables allowance	2,604	2,470
Prepaid lease	464,834	461,030
Derivative instruments	26,442	189,410
Available-for-sale securities	8,373	27,927
Valuation allowances	(148,093)	(256,325)

Total deferred income tax assets, net	1,148,077	1,255,910

Net deferred income tax asset (liabilities)	$(167,767)	$(12,115)

Valuation allowances of $148.1 million and $256.3 million were recognized to offset net deferred income tax assets as of December 31, 2007 and 2008, respectively. The components of the valuation allowance are as follows:

	December 31,
	2007	2008
Statement of operations:
Federal	$8,373	$27,927
State	81,948	74,815
Foreign	57,772	50,239
Other comprehensive income (loss)	—	103,344

	$148,093	$256,325

The valuation allowance recorded in other comprehensive income relates to the changes in the Company’s overall deferred tax position due to the deferred tax asset recorded in conjunction with the decline in the fair market value of the Company’s interest rate swaps.

At December 31, 2008, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $1.7 billion, $1.1 billion and $0.1 billion, respectively, which are available to offset future taxable income. The federal loss carryforwards will expire in 2021 through 2027. The state net operating loss carryforwards expire in 2012 through 2027. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements is met. The utilization of the loss carryforwards is subject to certain limitations. The Company’s U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The aggregate changes in the balance of unrecognized tax benefits for the year ended December 31, 2008 were:

Balance at the beginning of year	$74,900
Increases related to prior year tax positions	3,213
Reductions for settlements with taxing authorities	(74,900)

Balance at the end of year	$3,213

From time to time, the Company is subject to examination by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. During 2008, the Internal Revenue Service (“IRS”) completed the examination of the Company’s U.S. federal income tax return for 2004, which commenced during 2007; and a refund of $0.8 million was received. As a result of the completion of the examination, for the year ended December 31, 2008, the Company recorded income tax benefits of $74.9 million from the recording of net operating losses related to previously unrecognized tax benefits.

9. Minority Interests

Minority interests primarily represent the minority shareholders’ 22.4% interests in CCAL, the Company’s 77.6% majority-owned subsidiary, and the minority shareholders’ approximately 2% interests in Mountain Union (from July 1, 2006 to January 2, 2007). In May 2007, CCAL issued a capital return of approximately $166.0 million, including $37.2 million to its minority shareholders. Upon issuance of the capital return, the Company recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL minority shareholders exceeding the carrying value of the minority interests in CCAL. The income or losses applicable to the minority shareholders of CCAL are included in the Company’s results as long as their share of the CCAL cumulative losses exceeds their equity interests. See note 1 regarding adoption of SFAS 160 effective January 1, 2009.

10. Redeemable Preferred Stock

Redeemable preferred stock consists of the following:

	December 31,
	2007	2008
6.25% Convertible Preferred Stock	$313,798	$314,726

6.25% Convertible Preferred Stock

The Company originally issued 8.1 million shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock. The dividends were paid with approximately $19.9 million of cash for each of the years ended December 31, 2006, 2007 and 2008. The amortization of the issue costs on the 6.25% Convertible Preferred Stock to “dividends on preferred stock” was $0.9 million for each of years ended December 31, 2006, 2007 and 2008. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company’s common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, the Company generally has the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8.6 million shares of common stock, if the price per share of the Company’s common stock equals or exceeds 120% of the conversion price, or $44.25, for at least 20 trading days in any consecutive 30-day trading period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The Company’s obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company and are effectively subordinate to all debt and liabilities of the Company’s subsidiaries.

11. Stockholders’ Equity

Purchases of the Company’s Common Stock

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

In January 2008, the Company purchased 1.1 million shares of common stock in public market transactions utilizing $42.0 million in cash.

Issuances of Common Stock

For the years ended December 31, 2006, 2007 and 2008, the Company issued 24,120, 30,752 and 32,977 shares, respectively, of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008 of $0.7 million, $1.1 million and $1.2 million, respectively.

In connection with the Global Signal Merger, the Company issued 98.1 million shares of common stock to the stockholders of Global Signal which were recorded at a value of $34.20 per share. See note 2.

4% Convertible Senior Notes

During 2006, 2007 and 2008, holders converted $0.1 million, less than $0.1 million and $63.8 million, respectively, of the 4% Convertible Senior Notes into 11,541 shares, 3,416 shares and 5.9 million shares of common stock, respectively. As of December 31, 2008, there were no 4% Convertible Senior Notes outstanding.

Stock Options and Restricted Stock Awards

See note 12 for a discussion of the stock option and restricted stock awards activity.

Shares Reserved For Issuance

The following is a summary of the shares reserved for future issuance as of December 31, 2008.

December 31, 2008
(In thousands of shares)
Common Stock:
6.25% Convertible Preferred Stock	8,625
U.S. stock-based compensation plans	15,782

Total shares reserved for future issuance	24,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

12. Stock-based Compensation

Stock Compensation Plans

The Crown Castle International Corp. 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”) and the Crown Castle International Corp. 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), which are both stockholder-approved, permit the grant of stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates, of up to 8.0 million and 14.7 million shares of common stock, respectively, as of December 31, 2008.

Since 2003, the Company uses CCIC restricted stock awards as a long-term incentive to its employees. The Company has not granted CCIC stock options since 2003 and has not granted options to executive management since October 2001. In addition, CCAL may award options to its employees and directors for the purchase of CCAL shares. The CCAL vested options and shares may be periodically settled in cash. The liability for the CCAL options was $6.2 million as of December 31, 2007 and 2008.

Restricted Stock Awards

The Company’s restricted stock awards to certain executives and employees include (1) annual performance awards that often include provisions for accelerated vesting and provisions for forfeiture by the employee if certain market performance of the Company’s common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, and (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. The restricted stock awards vest over periods up to five years.

The following is a summary of the restricted stock award activity during the year ended December 31, 2008.

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands of shares)	(In dollars per share)
Shares outstanding at the beginning of year	2,255	$23.2
Shares granted	1,400	26.4
Shares vested	(224)	30.1
Shares forfeited	(682)	15.6

Shares outstanding at end of year	2,749	$26.2

For the years ended December 31, 2006, 2007 and 2008 the Company granted 1.2 million shares, 1.4 million shares and 1.4 million shares, respectively, of restricted stock awards to the Company’s executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2006, 2007 and 2008 was $23.63, $23.76 and $26.38 per share, respectively. The weighted-average requisite service period for the restricted stock awards granted during 2008 was 2.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Certain restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company’s common stock does not achieve certain price targets. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved. The following is a summary of restricted stock awards granted in 2006, 2007 and 2008 with these forfeiture provisions:

Restricted Stock Award	Grant Date	Shares Awarded	Market Condition Price Target (a)	Date Unvested Amounts May Be Forfeited(d)
		(In thousands of shares)	(In dollars per share)
Performance award for executives	February 2006	349	$37.1	— (b)
Retention award for executives	February 2006	416	42.5	February 23, 2009
Performance award for executives	February 2007	279	41.4	February 22, 2011
Integration awards	February 2007	673	44.5	December 31, 2008 (c)
Performance award for executives	February 2008	329	41.5	February 21, 2011
Performance award for non-executives	February 2008	306	41.5	February 21, 2011

(a)	Price target must be achieved for 20 consecutive trading days.
(b)	As discussed below, the price target was met for the first one-third of the award to accelerate vest. The price target of $37.07 was also met for the award to vest on February 23, 2010, if the remaining two-thirds do not otherwise accelerate vest before that date.
(c)	During 2007, because of the critical importance of successfully integrating Global Signal into Crown Castle, the integration awards were granted to certain executives and non-executive employees. On December 31, 2008, the integration awards granted during 2007 were forfeited as the market performance target was not met. In December 2008, the Company granted new restricted stock awards totaling 0.4 million shares that vest over three years and contain no market conditions to the non-executive employees who previously received the integration awards.
(d)	If the price target begins to be met on or prior to these dates and the 20 consecutive trading days is completed after these dates, the remaining unvested restricted stock awards will vest as of the end of 20 consecutive trading day period.

The performance restricted stock awards granted during 2006 and 2007 contain provisions for accelerated vesting based on the market performance of the Company’s common stock. The first one-third of the performance awards granted in 2006 and 2007 has accelerated vested. In order to reach the second target level for accelerated vesting of an additional one-third of the restricted stock awards granted in 2006 and 2007, the market price of the common stock would have to close at or above $40.85 per share and $45.63 per share, respectively (115% of each of the previous target levels), for 20 consecutive days. In order to reach the third target level for accelerated vesting of an additional one-third of the restricted stock awards granted in 2006 and 2007, the market price of the common stock would have to close at or above $46.98 per share and $52.47 per share, respectively (115% of each of the previous target levels), for 20 consecutive trading days.

The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the year ended December 31, 2008 with market conditions and the derived service period for awards with accelerated vesting provisions.

Risk-free rate	2.4%
Expected volatility	27%
Expected dividend rate	0%

The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $12.3 million, $20.5 million and $24.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2008 is $30.7 million and is estimated to be recognized over a weighted-average period of approximately one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following table is a summary of the restricted stock awards vested during the years ended December 31, 2006 to 2008.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2006	12	$408
2007	305	10,686
2008	224	8,018

CCIC Stock Options

The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to executive management since October 2001.

A summary of CCIC stock option activity under the various equity incentive plans is as follows for the year ended December 31, 2008:

	Number of Shares	Weighted-Average Exercise Price
	(In thousands of shares)	(In dollars per share)
Options outstanding at beginning of year	4,603	$16.9
Options exercised	(526)	16.5
Options expired or forfeited	(78)	29.6

Options outstanding at end of year	3,999	16.7

Options exercisable at end of year	3,999	16.7

The intrinsic value of CCIC stock options exercised during the years ended December 31, 2006, 2007 and 2008 was $37.2 million, $23.9 million and $10.4 million, respectively. The intrinsic value of CCIC stock options outstanding and exercisable at December 31, 2008 was $3.5 million. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2006, 2007 and 2008 of $45.5 million, $28.6 million and $8.7 million, respectively. The Company uses newly issued shares of common stock to settle CCIC option exercises.

A summary of options outstanding as of December 31, 2008 is as follows:

Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Remaining Contractual Term
	(In thousands of shares)		(In years)
$1.74 to $5.00	35	35	3.8
5.01 to 17.58	2,214	2,214	2.4
17.59 to 39.75	1,750	1,750	1.2

Total/weighted-average	3,999	3,999	1.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Stock-based Compensation by Segment

The following table discloses the components of stock-based compensation expense. No amounts have been included in the carrying value of assets during the years ended December 31, 2006, 2007 and 2008. For the years ended December 31, 2006, 2007 and 2008, the Company recorded tax benefits of $-0-, $8.2 million and $9.1 million related to stock-based compensation expense.

	Year Ended December 31, 2006
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$174	$—	$174
Network services and other costs of operations	198	—	198
General and administrative expenses	14,524	1,822	16,346

Total stock-based compensation	$14,896	$1,822	$16,718

	Year Ended December 31, 2007
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$396	$—	$396
Network services and other costs of operations	371	—	371
General and administrative expenses	19,608	4,712	24,320
Restructuring charges (credits)	2,377	—	2,377
Integration costs	790	—	790

Total stock-based compensation	$23,542	$4,712	$28,254

	Year Ended December 31, 2008
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$935	$—	$935
Network services and other costs of operations	870	—	870
General and administrative expenses	24,091	2,871	26,962

Total stock-based compensation	$25,896	$2,871	$28,767

13. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $3.1 million, $4.3 million and $4.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

Asset Retirement Obligations

Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for contingent retirement obligations amounted to $1.6 million, $2.5 million and $2.5 million for the years ended December 31, 2006, 2007 and 2008, respectively. At December 31, 2007 and 2008, liabilities for contingent retirement obligations amounted to $29.2 million and $53.8 million, respectively, representing the net present value of the estimated expected future cash outlay. During the year ended December 31, 2008, the Company increased the liability by $23.7 million as a result of revisions in the estimated cash flows. As of December 31, 2008, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.8 billion. See note 1.

Property Tax Commitments

The Company is obligated to pay, or reimburse others for, property taxes related to the Company’s towers pursuant to operating leases with landlords and other contractual agreements. For the year ended December 31, 2008, the Company paid, or reimbursed others for, property taxes of approximately $49.7 million, inclusive of the payment to Sprint Nextel discussed below. For the year ended December 31, 2009, the Company estimates that it will pay, or reimburse others for, property taxes of approximately $48 million, inclusive of the payment to Sprint Nextel discussed below. The property taxes for the year ended December 31, 2009 and future periods are contingent upon new assessments of the towers and the Company’s appeals of assessments.

As a result of a commitment that remained effective at the closing of the Global Signal Merger, the Company has an obligation to reimburse Sprint Nextel for property taxes Sprint Nextel will pay for the Company’s Sprint Towers. The Company paid $14.1 million for the year ended December 31, 2008 ($2,223 per tower) and expects to pay $14.5 million for the year ended December 31, 2009. The amount per tower to be paid to Sprint Nextel increases by 3% each successive year through 2037, the expiration of the lease term. See note 2.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $14.6 million and expire on various dates through August 2011.

Operating Lease Commitments

See note 16 for a discussion of the operating lease commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

16. Leases

Tenant Leases

The following table is a summary of the rental cash payments to the Company, as a lessor, by tenants pursuant to lease agreements in effect as of December 31, 2008. Generally, the Company’s leases with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant’s option and (2) only limited termination rights at the tenant’s option through the current term. The tenant rental payments included in the table below are through the current term and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Tenant leases	$1,296,601	$1,057,951	$868,469	$727,970	$604,228	$1,998,092

Operating Leases

The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to lease agreements in effect as of December 31, 2008. The Company is obligated under non-cancelable operating leases for land under 74% of its towers, office space and equipment. In addition, the Company has operating leases under which it manages space on towers owned by third parties under 3% of its towers. The majority of these operating lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company’s option and annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land. Approximately 45% of the land under the Company’s towers has remaining terms to expiration (including renewals at the Company’s option) of greater than 15 years. The operating lease payments included in the table below include payments for certain renewal periods at the Company’s option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
Operating leases	$280,071	$281,278	$284,172	$287,208	$287,481	$3,505,725

Rental expense from operating leases was $142.7 million, $309.2 million and $313.1 million, respectively, for the years ended December 31, 2006, 2007 and 2008. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $15.2 million, $49.3 million and $49.5 million, respectively, for the years ended December 31, 2006, 2007 and 2008.

17. Spectrum Lease and Modeo Investment

On July 23, 2007, the Company entered into a lease of its Spectrum. The Spectrum is leased to a venture formed by Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Telcom Ventures, LLC and Columbia Capital LLC (“HHTC”) for a $13 million annual lease fee with an initial term from July 23, 2007 until October 1, 2013. Upon the expiration of the initial term of the lease, HHTC will have the right to acquire the Spectrum for $130 million, escalated at CPI from July 2007, or to renew the lease for a period of up to ten years on the same terms, subject to the annual lease fee increasing to $14.3 million. As part of such transaction, the Company also transferred for nominal consideration the subsidiary holding the assets related to its former trial network in New York City. In addition, the Company is the preferred provider of tower infrastructure for future tower sites during the term of the lease if and as the Spectrum is deployed by HHTC. See note 19 for a discussion of the asset write-down charges recorded that related to the write-off of substantially all of Modeo’s assets other than the Spectrum and the restructuring charges related to the termination of the Modeo employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

18. Operating Segments and Concentrations of Credit Risk

Operating Segments

The Company’s reportable operating segments are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations, and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner. The results of operations from Global Signal have been included in the CCUSA segment from January 12, 2007.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, losses on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, minority interests, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies (including as may be used in the historical financial statements of Global Signal). There are no significant revenues resulting from transactions between the Company’s operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2006				Year Ended December 31, 2007				Year Ended December 31, 2008
	CCUSA	CCAL	Elim(b)	Consolidated Total	CCUSA	CCAL	Elim(b)	Consolidated Total	CCUSA	CCAL	Elim(b)	Consolidated Total
Net revenues:
Site rental	$644,050	$52,674	$—	$696,724	$1,214,965	$71,503	$—	$1,286,468	$1,324,677	$77,882	$—	$1,402,559
Network services and other	84,308	7,189	—	91,497	89,706	9,312	—	99,018	113,392	10,553	—	123,945

	728,358	59,863	—	788,221	1,304,671	80,815	—	1,385,486	1,438,069	88,435	—	1,526,504

Costs of operations(a):
Site rental	196,166	16,288	—	212,454	421,507	21,835	—	443,342	432,896	23,227	—	456,123
Network services and other	56,874	3,633	—	60,507	60,028	5,714	—	65,742	77,360	5,092	—	82,452
General and administrative	92,305	12,227	—	104,532	126,108	16,738	—	142,846	133,439	16,147	—	149,586
Restructuring charges (credits)	(391)	—	—	(391)	3,191	—	—	3,191	—	—	—	—
Asset write-down charges	2,945	—	—	2,945	65,515	—	—	65,515	16,696	192	—	16,888
Integration costs	1,503	—	—	1,503	25,418	—	—	25,418	2,504	—	—	2,504
Depreciation, amortization and accretion	258,067	27,177	—	285,244	512,389	27,515	—	539,904	498,834	27,608	—	526,442

Operating income (loss)	120,889	538	—	121,427	90,515	9,013	—	99,528	276,340	16,169	—	292,509
Interest expense and amortization of deferred financing costs	(158,956)	(7,153)	3,781	(162,328)	(346,995)	(16,210)	12,946	(350,259)	(351,339)	(25,079)	22,304	(354,114)
Losses on purchases and redemptions of debt	(5,843)	—	—	(5,843)	—	—	—	—	42	—	—	42
Gain (loss) on interest rate swaps	491	—	—	491	—	—	—	—	(37,888)	—	—	(37,888)
Impairment of available-for-sale securities	—	—	—	—	(75,623)	—	—	(75,623)	(55,869)	—	—	(55,869)
Interest and other income (expense)	1,147	514	(3,781)	(2,120)	21,515	782	(12,946)	9,351	23,790	615	(22,304)	2,101
Benefit (provision) for income taxes	(465)	(378)	—	(843)	95,304	(1,265)	—	94,039	106,553	(2,192)	—	104,361
Minority interests	75	1,591	—	1,666	362	(211)	—	151	—	—	—	—

Income (loss) from continuing operations	(42,662)	(4,888)	—	(47,550)	(214,922)	(7,891)	—	(222,813)	(38,371)	(10,487)	—	(48,858)
Income (loss) from discontinued operations	5,657	—	—	5,657	—	—	—	—	—	—	—	—

Net income (loss)	$(37,005)	$(4,888)	$—	$(41,893)	$(214,922)	$(7,891)	$—	$(222,813)	$(38,371)	$(10,487)	$—	$(48,858)

Capital expenditures	$119,976	$4,844	$—	$124,820	$279,978	$20,027	$—	$300,005	$406,065	$44,667	$—	$450,732

Total assets (at year end)					$10,444,655	$284,354	$(240,876)	$10,488,133	$10,330,433	$243,657	$(212,368)	$10,361,722

(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31, 2006				Year Ended December 31, 2007				Year Ended December 31, 2008
	CCUSA	CCAL	Elim(c)	Consolidated Total	CCUSA	CCAL	Elim(c)	Consolidated Total	CCUSA	CCAL	Elim(c)	Consolidated Total
Net income (loss)	$(37,005)	$(4,888)	$—	$(41,893)	$(214,922)	$(7,891)	$—	$(222,813)	$(38,371)	$(10,487)	$—	$(48,858)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits)(a)	(391)	—	—	(391)	3,191	—	—	3,191	—	—	—	—
Asset write-down charges	2,945	—	—	2,945	65,515	—	—	65,515	16,696	192	—	16,888
Integration costs(a)	1,503	—	—	1,503	25,418	—	—	25,418	2,504	—	—	2,504
Depreciation, amortization and accretion	258,067	27,177	—	285,244	512,389	27,515	—	539,904	498,834	27,608	—	526,442
Interest expense and amortization of deferred financing costs	158,956	7,153	(3,781)	162,328	346,995	16,210	(12,946)	350,259	351,339	25,079	(22,304)	354,114
Losses on purchases and redemptions of debt	5,843	—	—	5,843	—	—	—	—	(42)	—	—	(42)
Net gain (loss) on interest rate swaps	(491)	—	—	(491)	—	—	—	—	37,888	—	—	37,888
Impairment of available-for-sale securities	—	—	—	—	75,623	—	—	75,623	55,869	—	—	55,869
Interest and other income (expense)	(1,147)	(514)	3,781	2,120	(21,515)	(782)	12,946	(9,351)	(23,790)	(615)	22,304	(2,101)
Benefit (provision) for income taxes	465	378	—	843	(95,304)	1,265	—	(94,039)	(106,553)	2,192	—	(104,361)
Minority interests	(75)	(1,591)	—	(1,666)	(362)	211	—	(151)	—	—	—	—
Income (loss) from discontinued operations, net of tax	(5,657)	—	—	(5,657)	—	—	—	—	—	—	—	—
Stock-based compensation expense(b)	14,896	1,822	—	16,718	20,375	4,712	—	25,087	25,896	2,871	—	28,767

Adjusted EBITDA	$397,909	$29,537	$—	$427,446	$717,403	$41,240	$—	$758,643	$820,270	$46,840	$—	$867,110

(a)	Including stock-based compensation expense.
(b)	Exclusive of charges included in integration costs and restructuring charges.
(c)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2006	2007	2008
United States (including Puerto Rico)	$728,358	$1,300,640	$1,434,203
Australia	59,863	80,815	88,435
Other countries	—	4,031	3,866

Total net revenues	$788,221	$1,385,486	$1,526,504

A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2007	2008
United States (including Puerto Rico)	$9,467,070	$9,398,821
Australia	209,314	180,691
Other countries	21,460	15,896

Total long-lived assets	$9,697,844	$9,595,408

Major Customers

The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2006	2007	2008
Sprint Nextel Corp.	15%	26%	23%
AT&T	24%	19%	19%
Verizon Wireless(a)	20%	15%	15%
T-Mobile	10%	10%	12%

Total	69%	70%	69%

(a)	Exclusive of Alltel.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company’s restricted cash is held and directed by a trustee (see note 1). See note 6 regarding counterparty credit risk relating to interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

19. Restructuring Charges, Integration Costs, Asset Write-Down Charges and Exit Costs

Overview

The following is a summary of the components of the restructuring charges and asset write-down charges for the years ended December 31, 2006, 2007 and 2008. The integration costs for the years ended December 31, 2007 and 2008 related to the Global Signal Merger.

	Years Ended December 31,
	2006		2007		2008
	Restructuring Charges	Asset Write- Down Charge	Restructuring Charges	Asset Write- Down Charge	Restructuring Charges	Asset Write- Down Charge
Modeo	$—	$—	$3,080	$57,599	$—	$—
Tower write-down charges	—	2,945	—	7,916	—	14,403
Below-market leases	—	—	—	—	—	2,415
Other	(391)	—	111	—	—	70

Total	$(391)	$2,945	$3,191	$65,515	$—	$16,888

Modeo

For the year ended December 31, 2007, the Company recorded asset write-down charges at CCUSA of $57.6 million related to the write-off of substantially all of the Company’s Modeo assets other than the Spectrum. The assets written off were comprised primarily of construction in process related to (1) the mobile television network in New York City and (2) the planned expansion of the network for broadcasting live television to mobile devices beyond New York City. For the year ended December 31, 2007, the Company recorded restructuring charges at CCUSA of $3.1 million related to the termination of the Modeo employees, including $2.4 million of stock-based compensation related to the accelerated vesting and the change in fair value of the Modeo options that were accounted for as liability awards. During the year ended December 31, 2007, 42,450 Modeo options were settled in cash for an aggregate intrinsic value of $3.0 million. The remaining Modeo options were forfeited. The Company does not expect to incur additional restructuring charges in the future related to Modeo. See note 17.

A summary of the Modeo restructuring charges within the CCUSA segment are as follows:

	Years Ended December 31,
	2007		2008
Amounts accrued at beginning of period	$—		$272
Amounts charged to expense	3,080	(a)	—
Amounts paid	(2,808)		(272)

Amounts accrued at end of period	$272		$—

(a)	Inclusive of stock-based compensation charges of $2.4 million.

Global Signal Merger

Subsequent to the closing of the Global Signal Merger, the Company finalized plans for the integration of Global Signal’s operations and wireless communications tower portfolio into the Company’s policies, procedures, operations and systems. As a result of the Global Signal integration plans, for the year ended December 31, 2007, the Company recorded $8.3 million of integration costs related to severance and retention bonuses paid to involuntarily terminated employees of Global Signal with service obligations to the Company. In addition, for the years ended December 31, 2007 and 2008, the Company incurred other incremental costs directly related to the integration of $17.1 million and $2.5 million, respectively, including, among other things, costs related to contracted employees to assist with the integration of the acquired operations and tower portfolio, and stock-based compensation charges for restricted stock awards assumed in the Global Signal Merger.

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

	Years Ended December 31,
	2007	2008
Amounts accrued at beginning of period	$—	$367
Amounts charged to integration costs	8,294	—
Amounts paid	(7,927)	(367)

Amounts accrued at end of period	$367	$—

The following table summarizes the activity of the liability for exit costs within the CCUSA segment recorded in the allocation of the Global Signal purchase price, in accordance with the requirements of EITF No. 95-3 Recognition of Liabilities In Connection With a Purchase Business Combination. The exit costs recorded in the allocation of the purchase price for the Global Signal Merger related to a severance liability of $1.3 million for obligations to former executives of Global Signal who were terminated upon completion of the Global Signal Merger and a $1.1 million liability for office lease obligations of Global Signal. As of December 31, 2008, the liability for exit costs of $0.6 million consisted of office lease obligations. See note 2.

	Years Ended December 31,
	2007	2008
Amounts accrued at beginning of period	$—	$966
Amounts recorded in purchase accounting	2,362	—
Amounts paid	(1,396)	(414)

Amounts accrued at end of period	$966	$552

Tower Write-Down Charges

During the years ended December 31, 2006, 2007 and 2008, the Company abandoned or disposed of certain towers and wrote-off site acquisition and permitting costs for towers that will not be completed. For the years ended December 31, 2006, 2007 and 2008, the Company recorded related asset write-down charges at CCUSA of $2.9 million, $7.9 million, and $14.1 million, respectively, and the remainder related to CCAL.

20. Supplemental Cash Flow Information

	Years Ended December 31,
	2006	2007	2008
Supplemental disclosure of cash flow information:
Interest paid	$145,528	$324,605	$330,491
Income taxes paid	3,378	4,218	6,582
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities (note 5)	19,247	(94,870)	(55,869)
Common stock issued in connection with the conversion of debt (note 11)	125	37	63,340
Common stock issued and assumption of warrants and restricted stock awards in connection with the Global Signal Merger (note 2)	—	3,373,907	—
Increase in additional-paid-in capital related to common stock issued by FiberTower in connection with a merger (note 5)	76,381	—	—
Increase (decrease) in the fair value of interest rate swaps (note 6)	2,200	(63,555)	(394,163)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

21. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2007 and 2008 is as follows:

	Three Months Ended
	March 31	June 30		September 30		December 31
2007:
Net revenues	$315,709	$342,870		$351,744		$375,163
Operating income (loss)	13,446	37,914		(12,818	)(a)	60,986
Net income (loss)	(42,891)	(32,740)		(67,013	)(b)	(80,169	)(c)
Net income (loss) per common share – basic and diluted	(0.18)	(0.13)		(0.26	)(b)	(0.30	)(c)

	Three Months Ended
	March 31	June 30		September 30		December 31
2008:
Net revenues	$370,621	$379,513		$384,348		$392,022
Operating income (loss)	69,003	68,566		75,996		78,944
Net income (loss)	(13,173)	60,339	(d)	(32,207	)(e)	(63,817	)(f)(g)
Net income (loss) per common share – basic	(0.07)	0.20	(d)	(0.13	)(e)	(0.24	)(f)(g)
Net income (loss) per common share – diluted	(0.07)	0.19	(d)	(0.13	)(e)	(0.24	)(f)(g)

(a)	Inclusive of asset write-down charges and restructuring charges related to Modeo in aggregate amount of $60.7 million. See note 19.
(b)	Inclusive of asset write-down charges and restructuring charges related to Modeo in aggregate amount of $39.4 million, net of tax, or $0.14 per share. See note 19.
(c)	Inclusive of impairment charges of $57.5 million, net of tax, or $0.21 per share, net of tax, related to the write-down of the investment in FiberTower classified as an available-for-sale security. See note 5.
(d)	Inclusive of tax benefits of $74.9 million, or $0.27 and $0.26 per basic and diluted share, respectively, resulting from the completion of an IRS examination. See note 8.
(e)	Inclusive of impairment charges of $23.7 million, net of tax, or $0.08 per share related to the write-down of the investment in FiberTower, classified as an available-for-sale security. See note 5.
(f)	Inclusive of impairment charges of $32.2 million or $0.11 per share, net of tax, related to the write-down of the investment in FiberTower, classified as an available-for-sale security. See note 5.
(g)	Inclusive of losses on interest rate swaps of $26.2 million or $0.09 per share, net of tax. See note 6.

22. Subsequent Events

Revolver

In January 2009, the Revolver was amended to extend the maturity from January 2009 to January 2010 and reduce the total revolving commitment to $188 million. As of February 17, 2009, the outstanding balance on the Revolver was $158 million. The Company paid an extension fee of $9.4 million, but the credit spreads were not impacted by this amendment.

Stock-Based Compensation

In February 2009, the Company issued 59,500 shares of common stock to the non-employee members of its board of directors with a grant-date fair value of $16.0 per share.

In February 2009, the Company issued approximately 2.2 million shares of restricted stock awards to certain of its executives and non-executive employees.

Senior Notes

On January 27, 2009, the Company issued $900 million principal amount of 9% senior notes due 2015 in a public offering. These 9% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt. The 9% senior notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company. These 9% senior notes bear interest at a rate of 9.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The proceeds from these 9% senior notes were $795.7 million, inclusive of an $86.3 million original issue discount and $18 million of fees. The effective yield of these 9% senior notes is approximately 11.3%, inclusive of the discount. The Company may use these net proceeds for general corporate purposes, including the Company’s anticipated purchases of its existing debt.

At its option, the company may redeem these 9% senior notes in whole or in part prior to January 15, 2013, by paying 100% of the principal amount, together with accrued and unpaid interest, if any, plus a “make whole” premium. The Company may also redeem some or all of these 9% senior notes on or after January 15, 2013, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any. In addition, until January 15, 2012 and subject to certain conditions, the Company may, at its option, redeem up to 35% of these 9% senior notes at the redemption price set forth in the indenture with the proceeds of certain equity offerings.

The 9% senior notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the senior notes indenture) and to its Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1. The Company’s Consolidated Debt to Adjusted Consolidated Cash Flow is 7.6 times, as of December 31, 2008 pro forma for (1) the 9% senior notes and exclusive of the impact of using the proceeds of such notes to make future purchases or repayments of debt and (2) our debt purchases in January and February 2009. The 9% senior notes contain the previously mentioned restrictive covenant but does not contain any financial covenants that could result in default.

Debt Purchases

The following is a summary of the purchases of debt during January and February 2009. These debt purchases were made by CCIC as result of restrictions upon the subsidiaries issuing the debt, as a result the debt remains outstanding at the subsidiaries.

	Principal Amount	Cash Paid(1)	Gain (losses) on Purchases
2004 Mortgage Loans	$47,050	$46,315	$1,209
2006 Mortgage Loans	87,757	78,979	8,868

Total purchases	$134,807	$125,294	$10,077

(1)	Exclusive of accrued interest.

Change in Fair Value of Financial Instruments

As of February 17, 2009, the fair value of debt was $6.3 billion representing an amount less than carrying value of approximately $422 million, compared to an amount less than carrying value of approximately $1.3 billion at December 31, 2008.

As of February 17, 2009, the settlement value of interest rate swaps was a liability of $520.5 million, a decrease of $95.7 million from December 31, 2008.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as of December 31, 2008, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee of the board of directors.

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

(d) Limitations on the Effectiveness of Controls

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Castle International Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Crown Castle International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 26, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2008:

Plan category(1)(2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(3)(4)
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	3,999,053	$16.72	11,783,407
Equity compensation plans not approved by security holders	—	—	—

Total	3,999,053	$16.72	11,783,407

(1)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant’s equity compensation plans.
(2)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders.
(3)	In February 2009, the Company issued 59,500 shares of common stock to the non-executive members of its board of directors. This share award was granted under an equity compensation plan which was approved by the registrant’s security holders. See note 22 to the consolidated financial statements.
(4)	In February 2009, the Company issued 2.2 million shares of restricted stock awards to certain of its executives and non-executives. This share award was granted under an equity compensation plan that was approved by the registrant’s security holders. See note 22 to the consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2006	2,968	597	69	—	(239)	15	3,410

2007	3,410	1,125	3,651	—	(1,529)	27	6,684

2008	6,684	1,588	—	—	(1,966)	(39)	6,267

		Additions		Deductions
	Balance at Beginning of Year	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Charged to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments (b)		Balance at End of Year
Deferred Tax Valuation Allowance:
2006	281,791	46,211	—	(46,055)	(2,690)		279,257

2007	279,257	15,837	2,877	—	(149,878	)(a)	148,093

2008	148,093	15,467	103,344	—	(10,579)		256,325

(a)	Amount relates to amounts reversed to goodwill in connection with the Global Signal Merger, amounts acquired in the Global Signal Merger and the adoption of FIN 48. See note 8 to the consolidated financial statements.
(b)	Inclusive of the effects of exchange rate changes.

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description

(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

(d)	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(n)	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

(d)	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

(n)	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

(e)	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

(i)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

(p)	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

(u)	2.13	Agreement and Plan of Merger, dated as of October 5, 2006, among Global Signal Inc., Crown Castle International Corp. and CCGS Holdings LLC

(aa)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(aa)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b)	4.1	Specimen Certificate of Common Stock

(m)	4.2	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

(s)	4.3	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

(r)	4.4	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(r)	4.5	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

Exhibit Number		Exhibit Description

(t)	4.6	Indenture Supplement, dated as of September 26, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

(v)	4.7	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(u)	4.8	Stockholders Agreement, dated as of October 5, 2006, by and among Fortress Pinnacle Investment Fund, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP, 222 Partners, LLC and Crown Castle International Corp.

(gg)	4.9	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee

(gg)	4.10	Supplemental Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9% Senior Notes due 2015

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(j)	10.4	Crown Castle International Corp. 2001 Stock Incentive Plan

(k)	10.5	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

(l)	10.6	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(bb)	10.7	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(l)	10.8	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(aa)	10.9	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended

(q)	10.10	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(q)	10.11	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

(q)	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of James D. Young and James D. Cordes

(bb)	10.13	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young

(ee)	10.14	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley

(dd)	10.15	Crown Castle International Corp. 2008 EMT Annual Incentive Plan

(hh)	10.16	Crown Castle International Corp. 2009 EMT Annual Incentive Plan

(dd)	10.17	Summary of Non-Employee Director Compensation

(r)	10.18	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(t)	10.19	Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

Exhibit Number		Exhibit Description

(v)	10.20	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(r)	10.21	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(v)	10.22	Joinder to Cash Management Agreement, dated as of November 29, 2006, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, as Issuers, The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(r)	10.23	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

(w)	10.24	Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(z)	10.25	First Amendment to Credit Agreement, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(cc)	10.26	Extension Agreement, dated as of December 15, 2007, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(ff)	10.27	Second Extension Agreement dated as of January 6, 2009, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(x)	10.28	Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(z)	10.29	Amendment to Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(z)	10.30	Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(jj)	10.31	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined therein) and Towers Finco II LLC

(ii)	10.32	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004

Exhibit Number		Exhibit Description

(ii)	10.33	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003

(nn)	10.34	Management Agreement between Global Signal Acquisitions II LLC and Global Signal Services LLC, dated as of April 25, 2005

(mm)	10.35	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC

(ii)	10.36	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004

(ii)	10.37	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004

(jj)	10.38	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC

(kk)	10.39	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(ll)	10.40	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.41	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.42	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.43	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.44	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.45	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(mm)	10.46	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the borrowers (as defined therein) signatory thereto and Towers Finco III LLC

	11	Computation of Net Income (Loss) per Common Share

	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

	21	Subsidiaries of Crown Castle International Corp.

	23	Consent of KPMG LLP

	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on December 10, 1998.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on April 12, 1999.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on June 9, 1999.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on November 12, 1999.
(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 000-24737) for the quarter ended June 30, 2000.
(h)	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) on September 19, 2000.

(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) for the year ended December 31, 1999.
(j)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.
(k)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.
(m)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 30, 2004.
(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 2, 2005.
(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.
(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.
(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.
(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 11, 2006.
(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.
(w)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.
(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.
(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2007.
(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.
(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.
(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 10, 2008.
(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2008
(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008
(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 6, 2009
(gg)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009
(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2009
(ii)	Incorporated by reference to the exhibits in the Registration Statement on Form S-11 previously filed by Global Signal Inc. (Registration No. 333-112839).
(jj)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on December 13, 2004.
(kk)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(ll)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
(mm)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on March 2, 2006.
(nn)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 10-K (Registration No. 001-32168) for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2009.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown
Senior Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2008 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 26th day of February, 2009.

Name	Title

/S/ W. BENJAMIN MORELAND W. Benjamin Moreland	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAY A. BROWN Jay A. Brown	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

/S/ J. LANDIS MARTIN J. Landis Martin	Chairman of the Board of Directors

/S/ JOHN P. KELLY John P. Kelly	Executive Vice-Chairman of the Board of Directors

/S/ DAVID C. ABRAMS David C. Abrams	Director

/S/ CINDY CHRISTY Cindy Christy	Director

/S/ ARI Q. FITZGERALD Ari Q. Fitzgerald	Director

/S/ ROBERT E. GARRISON II Robert E. Garrison II	Director

/S/ DALE N. HATFIELD Dale N. Hatfield	Director

/S/ LEE W. HOGAN Lee W. Hogan	Director

/S/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director

/S/ ROBERT F. MCKENZIE Robert F. McKenzie	Director