Form 10-Q
period 2009-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2009-05-07
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at April 30, 2009: 290,848,413

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

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under “Part II—Other Information, Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“2008 Form 10-K”) for the fiscal year ended December 31, 2008 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2008	March 31, 2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,219	$609,337
Restricted cash	147,852	159,019
Receivables, net of allowance for doubtful accounts of $6,267 and $6,308, respectively	37,621	33,496
Deferred site rental receivables	29,650	29,501
Prepaid expenses	74,295	68,887
Deferred income tax assets	28,331	29,444
Other current assets	12,200	7,095

Total current assets	485,168	936,779
Restricted cash	5,000	5,000
Deferred site rental receivables	144,474	156,697
Property and equipment, net	5,060,126	4,992,087
Goodwill	1,983,950	1,983,950
Other intangible assets, net	2,551,332	2,514,048
Deferred financing costs and other assets, net of accumulated amortization of $40,096 and $46,392, respectively	131,672	161,342

Total assets	$10,361,722	$10,749,903

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,808	$26,135
Accrued interest	16,771	31,346
Deferred revenues	174,213	158,968
Interest rate swaps	52,539	48,291
Other accrued liabilities	90,810	68,841
Short-term debt and current maturities of long-term debt	466,217	225,517

Total current liabilities	834,358	559,098
Long-term debt	5,630,527	6,276,728
Deferred ground lease payables	199,399	207,498
Deferred income tax liabilities	40,446	33,218
Interest rate swaps	488,632	442,043
Other liabilities	137,769	140,611

Total liabilities	7,331,131	7,659,196

Commitments and contingencies (note 9)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2008 and March 31, 2009—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	314,726	314,958
CCIC stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2008—288,464,431 and March 31, 2009—290,525,983	2,885	2,905
Additional paid-in capital	5,614,507	5,624,485
Accumulated other comprehensive income (loss)	(408,329)	(363,280)
Accumulated deficit	(2,493,198)	(2,487,822)

Total CCIC stockholders’ equity	2,715,865	2,776,288
Noncontrolling interest	—	(539)

Total equity	2,715,865	2,775,749

Total liabilities and equity	$10,361,722	$10,749,903

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2008	2009
Net revenues:
Site rental	$345,033	$367,667
Network services and other	25,588	35,243

	370,621	402,910

Operating expenses:
Costs of operations(a) :
Site rental	112,380	109,698
Network services and other	18,411	22,061
General and administrative	34,986	36,637
Asset write-down charges	1,304	4,091
Acquisition and integration costs	2,504	—
Depreciation, amortization and accretion	132,033	133,176

	301,618	305,663

Operating income (loss)	69,003	97,247
Interest expense and amortization of deferred financing costs	(89,145)	(105,587)
Gains (losses) on purchases and redemptions of debt	—	13,350
Net gain (loss) on interest rate swaps	—	3,795
Interest and other income (expense)	2,310	(246)

Income (loss) before income taxes	(17,832)	8,559
Benefit (provision) for income taxes	4,659	1,491

Net income (loss)	(13,173)	10,050
Less: Net income (loss) attributable to the noncontrolling interest	—	(527)

Net income (loss) attributable to CCIC stockholders	(13,173)	10,577
Dividends on preferred stock	(5,202)	(5,201)

Net income (loss) attributable to CCIC common stockholders	$(18,375)	$5,376

Net income (loss)	$(13,173)	$10,050
Other comprehensive income (loss):
Available-for-sale securities, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes	(13,704)	922
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $32,105 and $(5,371), respectively	(59,623)	48,234
Amounts reclassified into results of operations, net of taxes of $121 and $264, respectively	(224)	893
Foreign currency translation adjustments	6,945	(5,012)

Comprehensive income (loss)	(79,779)	55,087

Less: Comprehensive income (loss) attributable to the noncontrolling interest	$—	$(539)

Comprehensive income attributable to CCIC stockholders	(79,779)	55,626

Net income (loss) attributable to CCIC common stockholders per common share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02
Weighted-average common shares outstanding:
Basic	279,340	285,913
Diluted	279,340	287,608

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$(13,173)	$10,050
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	132,033	133,176
(Gains) losses on purchases and redemptions of long-term debt	—	(13,350)
Amortization of deferred financing costs and other non-cash interest	5,530	9,890
Stock-based compensation expense	5,418	6,976
Asset write-down charges	1,304	4,091
Deferred income tax benefit (provision)	(6,308)	(3,234)
Income (expense) from forward-starting interest rate swaps	—	(3,795)
Other adjustments	(1,074)	821
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	379	14,575
Increase (decrease) in accounts payable	(5,165)	(8,056)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(17,578)	(28,817)
Decrease (increase) in receivables	1,979	4,078
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(35,553)	(8,347)

Net cash provided by (used for) operating activities	67,792	118,058

Cash flows from investing activities:
Proceeds from disposition of property and equipment	104	2,431
Capital expenditures	(61,686)	(39,284)

Net cash provided by (used for) investing activities	(61,582)	(36,853)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	813,744
Proceeds from issuance of capital stock	946	4,074
Principal payments on long-term debt	(1,625)	(1,625)
Purchases and redemptions of long-term debt	—	(226,707)
Purchases of capital stock	(42,365)	(1,052)
Borrowings (payments) under revolving credit agreements	75,000	(169,400)
Payments for financing costs	(1,502)	(28,550)
Net (increase) decrease in restricted cash	(10,324)	(11,167)
Dividends on preferred stock	(4,969)	(4,969)

Net cash provided by (used for) financing activities	15,161	374,348

Effect of exchange rate changes on cash	616	(1,435)

Net increase (decrease) in cash and cash equivalents	21,987	454,118
Cash and cash equivalents at beginning of period	75,245	155,219

Cash and cash equivalents at end of period	$97,232	$609,337

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(Tabular dollars in thousands, except per share amounts)

1.	General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2008, and related notes thereto, included in the 2008 Form 10-K filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission (“SEC”). All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2009, the consolidated results of operations for the three months ended March 31, 2008 and 2009 and the consolidated cash flows for the three months ended March 31, 2008 and 2009. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended March 31, 2009. In addition, the Company adopted the presentation and disclosure requirements of SFAS 160. See note 2.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Company’s 2008 Form 10-K with the exception of the policy disclosed below.

Acquisition and Integration Costs

Prior to the adoption of SFAS 141(R) on January 1, 2009, direct out-of-pocket or incremental costs that were directly related to a business combination were included in the cost of the acquired enterprise. Costs that were previously included in the cost of the acquired enterprise include finder’s fees or other fees paid to outside consultants for accounting, legal, engineering reviews or appraisals. Certain incremental costs directly related to the integration of the acquired enterprise’s operations and tower portfolio were and continue to be expensed as incurred and are classified as “acquisition and integration costs” in the Company’s consolidated statement of operations and comprehensive income (loss).

Prospectively from January 1, 2009, all direct or incremental costs related to a business combination are expensed as incurred. These business combination costs are included in “acquisition and integration costs” on the Company’s consolidated statement of operations and comprehensive income (loss). See note 2.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

2.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. In April 2009, FASB amended SFAS 157 to provide additional guidance for estimating fair value when volume and level of activity have significantly decreased and guidance on identifying a transaction that is not orderly. On January 1, 2008, the Company adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually), which was adopted on January 1, 2009. The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of SFAS 157 were applied prospectively. The January 1, 2009 adoption of the portions of SFAS 157 which were permitted to be initially deferred did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. On January 1, 2009, the Company adopted the provisions SFAS 160. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements. As a result of adoption of SFAS 160, the Company has prospectively recorded the income or losses applicable to the noncontrolling interest of CCAL even though the noncontrolling stockholders’ share of the cumulative losses exceeded its equity interest.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) changed the accounting treatment of certain items, including (1) acquisition and restructuring costs are generally expensed as incurred, (2) noncontrolling interests are valued at fair value at the acquisition date, (3) acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. In April 2009, FASB issued a FASB staff position that amended SFAS 141(R) to address application issues related to contingencies in business combinations. The provisions of SFAS 141(R) are applied prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements. The prospective impact from application of SFAS 141(R) will depend on the future facts and circumstances of the business combinations. See note 1 for a discussion of the change in policy regarding acquisition costs.

In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Specifically, the Company shall consider its own historical experience in renewing or extending similar arrangements, even when there is likely to be substantial cost or material modifications. Also, in the absence of its own experience, an entity shall consider the assumptions that market participants would use. The provisions of FSP 142-3 are applied to intangible assets acquired after January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial statements. The prospective impact, if any, from the application of FSP 142-3 will depend on the facts and circumstances of the intangible assets acquired after adoption.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, which clarifies that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion should be accounted for separately. The liability and equity components of convertible debt instruments within the scope of APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The provisions of APB 14-1 are applied retrospectively and are effective for the Company as of January 1, 2009. The adoption of APB14-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP 107-1”). FSP 107-1 requires disclosure about fair value of financial instruments for interim periods as well as in annual financial statements. FSP 107-1 is effective for the Company as of June 30, 2009.

3.	Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2008	March 31, 2009
Land	—	$596,100	$599,136
Buildings	40 years	35,040	35,513
Telecommunications towers	1-20 years	6,802,316	6,836,614
Transportation and other equipment	3-5 years	26,505	25,926
Office furniture and equipment	2-10 years	110,997	111,738
Construction in process	—	103,623	84,788

		7,674,581	7,693,715
Less: accumulated depreciation		(2,614,455)	(2,701,628)

		$5,060,126	$4,992,087

Depreciation expense was $95.7 million and $96.1 million for the three months ended March 31, 2008 and 2009, respectively.

4.	Intangible Assets

As of March 31, 2009, $2.5 billion and $7.5 million of the net intangible assets, subject to amortization, are recorded at CCUSA and CCAL, respectively. As of March 31, 2009, $2.4 billion of the consolidated net intangible assets relate to site rental contracts. As of March 31, 2009, the accumulated amortization on the consolidated intangible assets was $364.5 million.

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	Three Months Ended March 31,
Classification	2008	2009
Depreciation, amortization and accretion	$35,678	$36,014
Site rental costs of operations	1,167	1,027

Total amortization expense	$36,845	$37,041

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

5.	Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date	Outstanding Balance as of December 31, 2008(c)	Outstanding Balance as of March 31, 2009(c)		Stated Interest Rate as of March 31, 2009(d)
Bank debt – variable rate:
Revolver	Jan. 2007	Jan. 2010	$169,400	$—		—	(f)
2007 Term Loans	Jan./March 2007	March 2014	638,625	637,000		2.1	%(f)

Total bank debt			808,025	637,000

Securitized debt – fixed rate:
2006 Mortgage Loan	Feb. 2006(a)	Feb. 2011	1,548,351	1,380,468	(g)	5.7%
2004 Mortgage Loan	Dec. 2004(a)	Dec. 2009	290,317	219,017		4.7%
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036(b)	1,550,000	1,550,000		5.7	%(b)
2005 Tower Revenue Notes	June 2005	June 2035(b)	1,900,000	1,900,000		4.9	%(b)

Total securitized debt			5,288,668	5,049,485

High yield bonds – fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015	—	815,709	(e)	9.0	%(e)
7.5% Senior Notes	Dec. 2003	Dec. 2013	51	51		7.5%

Total high yield bonds			51	815,760

Total indebtedness			6,096,744	6,502,245

Less: current maturities and short-term debt			466,217	225,517

Non-current portion of long-term debt			$5,630,527	$6,276,728

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the completion of the Global Signal Merger.
(b)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.
(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan are net of a combined $4.0 million of unamortized purchase price adjustments as of March 31, 2009.
(d)	Represents the weighted-average stated interest rate.
(e)	The 9% Senior Notes are net of a discount of $84.3 million as of March 31, 2009.
(f)	The Revolver currently bears interest at a rate per annum, at the election of CCOC, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See “Interest Rate Swaps” below.
(g)	See note 13.

Revolver

In January 2009, the Revolver was amended to extend the maturity from January 2009 to January 2010 with a total revolving commitment of $188.0 million. The Company paid an extension fee of $9.9 million, but the credit spreads were not impacted by this amendment. As of March 31, 2009, the Revolver is undrawn, and there was $188.0 million of availability under the Revolver.

Senior Notes

In January 2009, the Company issued $900.0 million principal amount of 9% senior notes in a public offering pursuant to an indenture. These 9% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% senior notes are effectively subordinated to all liabilities (including trade payables) of each

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

subsidiary of the Company. The proceeds from the 9% senior notes were $795.7 million, inclusive of an $86.3 million original issue discount and $18.0 million of fees. The Company may use these net proceeds for general corporate purposes. As discussed below, the Company has used the net proceeds to (1) purchase its 2004 Mortgage Loan, (2) repay and purchase its 2006 Mortgage Loan in April 2009, and (3) repay the Revolver. See note 13.

At its option, the Company may redeem these 9% senior notes in whole or in part prior to January 15, 2013, at a price equal to 100% of their principal amount, together with accrued and unpaid interest, if any, plus a “make whole” premium. The Company may also redeem some or all of the 9% senior notes on or after January 15, 2013, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any. In addition, until January 15, 2012 and subject to certain conditions, the Company may, at its option, redeem up to 35% of the 9% senior notes at the redemption price set forth in the indenture with the proceeds of certain equity offerings. If the Company sells certain assets or experiences specific kinds of changes in control, the Company must offer to repurchase the 9% senior notes.

The 9% senior notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the senior notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1.0. The Company’s Consolidated Debt to Adjusted Consolidated Cash Flow is 6.9 times, as of March 31, 2009. The 9% senior notes do not contain any financial maintenance covenants.

Debt Purchases

The following is a summary of the purchases of debt during the three months ended March 31, 2009. These debt purchases were made by CCIC, rather than by the subsidiaries that issued such debt, as a result of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the subsidiaries. See note 13.

	Principal Amount	Cash Paid(1)	Gains (losses) on Purchases
2004 Mortgage Loan	$71,995	$71,260	$735
2006 Mortgage Loan	168,062	155,447	12,615

Total purchases	$240,057	$226,707	$13,350

(1)	Exclusive of accrued interest.

Interest Rate Swaps

The Company only enters into interest rate swaps to manage and reduce its interest rate risk, including the use of (1) forward starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financing, including refinancings and potential future borrowings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company’s floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward starting interest rate swaps are exclusive of any credit spread that would be incremental to the fixed rate in determining the all-in interest rate of the anticipated financing. See note 13.

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to mitigate such non-performance risk. The Company does not require collateral as security for its interest rate swaps. In September 2008, the Company de-designated as hedging instruments two interest rate swaps with a combined notional value of $475.0 million that are held by a subsidiary of Lehman Brothers because of the probability the counterparty would default. The Company’s other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is a summary of the outstanding interest rate swaps as of March 31, 2009:

Hedged Item(a)	Combined Notional	Start Date(d)	End Date	Pay Fixed Rate(b)	Receive Variable Rate
Variable to fixed – forward starting(c):
2004 Mortgage Loan anticipated refinancing	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing(e)	1,900,000	June 2010	June 2015	5.2%	LIBOR
2006 Mortgage Loan anticipated refinancing(g)	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing(e)	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(f)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Inclusive of interest rate swaps not designated as hedging instruments.
(b)	Exclusive of any applicable credit spreads.
(c)	The forward starting interest rate swaps are cash flow hedges of the interest rate risk related to the variability in LIBOR on the forecasted refinancing of 81% of the outstanding debt as of March 31, 2009.
(d)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.
(e)	The hedges of the anticipated refinancing of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are inclusive of interest rate swaps having notional values of $275.0 million and $200.0 million, respectively, held by a subsidiary of Lehman Brothers.
(f)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).
(g)	See note 13.

The effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss) is as follows:

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	December 31, 2008	March 31, 2009
Designated as hedging instruments under SFAS 133:
Current	Interest rate swaps, current	$52,539	$34,622
Non-current	Interest rate swaps, non-current	442,286	399,492
Not designated as hedging instruments under SFAS 133:
Current	Interest rate swaps, current	—	13,669
Non-current	Interest rate swaps, non-current	46,346	42,551

Total		$541,171	$490,334

Interest Rate Swaps Designated as Hedging Instruments Under SFAS 133(a)	Three Months Ended March 31,		Classification
	2008	2009
Gain (loss) recognized in OCI (effective portion)	$(91,728)	$42,863	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(345)	1,157	Interest expense and amortization of deferred financing costs

Interest Rate Swaps Not Designated as Hedging Instruments Under SFAS 133(a)	Three Months Ended March 31,		Classification
	2008	2009
Gain (loss) recognized in income	$—	$3,795	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

6.	Stockholders’ Equity

In February 2009, the Company issued 59,500 shares of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense of $1.0 million for the three months ended March 31, 2009.

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the CCIC stockholders and equity attributable to the noncontrolling interest.

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2009	$2,885	$5,614,507	$(408,329)	$(2,493,198)	$—	$2,715,865
Issuances of capital stock, net of forfeitures	21	4,053	—	—	—	4,074
Purchases and retirement of capital stock	(1)	(1,051)	—	—	—	(1,052)
Stock-based compensation	—	6,976	—	—	—	6,976
Other comprehensive income(a)	—	—	45,049	—	(12)	45,037
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	10,577	(527)	10,050

Balance, March 31, 2009	$2,905	$5,624,485	$(363,280)	$(2,487,822)	$(539)	$2,775,749

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of “other comprehensive income (loss).”

See note 11 for information regarding stock-based compensation.

7.	Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities).

	December 31, 2008		March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$155,219	$155,219	$609,337	$609,337
Restricted cash	152,852	152,852	164,019	164,019
Available-for-sale securities	4,216	4,216	5,139	5,139
Short-term and long-term debt	(6,096,744)	(4,803,540)	(6,502,245)	(6,171,147)
Interest rate swaps, net	(541,171)	(541,171)	(490,334)	(490,334)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$609,337	—	—	$609,337
Restricted cash	164,019	—	—	164,019
Available-for-sale securities	5,139	—	—	5,139

	$778,495	—	—	$778,495

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	Liabilities at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3		Total
Interest rate swaps	$—	$—	$490,334	(a)	$490,334

(a)	As of March 31, 2009, the liability on a cash settlement basis of $561.1 million has been reduced by $70.7 million, related to credit risk (primarily the Company’s non-performance risk) to reflect the interest rate swaps at fair value.

The following is a summary of the activity for liabilities classified as level 3 fair value measurements during the three months ended March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
Beginning balance	$541,171
Settlements	(4,179)
Total gains (losses):
Included in earnings	(3,795)
Included in other comprehensive income (loss)	(42,863)

Ending balance	$490,334

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(3,795)

8.	Per Share Information

Basic net income (loss) attributable to CCIC common stockholders per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders per common share is computed by dividing net income (loss) attributable to CCIC common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company’s convertible notes and preferred stock, as determined under the if-converted method.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2008	2009
Net income (loss) attributable to CCIC stockholders	$(13,173)	$10,577
Dividends on preferred stock	(5,202)	(5,201)

Net income (loss) attributable to CCIC common stockholders for basic and diluted computations	$(18,375)	$5,376

Weighted average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	279,340	285,913
Effect of assumed dilution from potential common shares:
Options to purchase shares of common stock	—	1,193
Shares of restricted common stock	—	502

Diluted weighted-average number of common shares outstanding	279,340	287,608

Net income (loss) attributable to CCIC common stockholders per common share:
Basic net income (loss) attributable to CCIC common stockholders per common share	$(0.07)	$0.02
Diluted net income (loss) attributable to CCIC common stockholders per common share	$(0.07)	$0.02

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The calculations of common shares outstanding for the diluted computations exclude the potential common shares shown in the table below. The inclusion of such potential common shares shown in the table below in the diluted per share computations would be anti-dilutive. In addition, restricted stock awards with market conditions are also excluded from dilutive common shares if the market condition has not been met at the end of the respective period.

	As of March 31,
	2008	2009
	(In thousands of shares)
Options to purchase shares of common stock(a)	4,551	1,426
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Restricted stock awards (note 11)	3,115	2,408
4% Convertible Senior Notes which were convertible into shares of common stock at a conversion price of $10.83 per share	5,888	—

Total potential common shares	22,179	12,459

(a)	As of March 31, 2009, outstanding stock options include (1) 2.6 million options with an exercise price below $20.41 and a weighted-average exercise price of $11.15 per share and (2) 1.2 million options with an exercise price above $20.41 and a weighted-average exercise price of $28.25 per share. The options outstanding as of March 31, 2009 have a weighted-average remaining contractual term of 1.8 years.

9.	Commitments and Contingencies

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

10.	Operating Segments

The Company’s reportable operating segments for the three months ended March 31, 2009 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company’s measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company’s operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$323,748	$21,285	$—	$345,033	$350,695	$16,972	$—	$367,667
Network services and other	23,834	1,754	—	25,588	33,451	1,792	—	35,243

	347,582	23,039	—	370,621	384,146	18,764	—	402,910

Costs of operations:(a)
Site rental	106,432	5,948	—	112,380	104,979	4,719	—	109,698
Network services and other	17,359	1,052	—	18,411	20,919	1,142	—	22,061
General and administrative	31,032	3,954	—	34,986	33,309	3,328	—	36,637
Asset write-down charges	1,304	—	—	1,304	4,046	45	—	4,091
Acquisition and integration costs	2,504	—	—	2,504	—	—	—	—
Depreciation, amortization and accretion	124,810	7,223	—	132,033	125,523	7,653	—	133,176

Operating income (loss)	64,141	4,862	—	69,003	95,370	1,877	—	97,247
Interest expense and amortization of deferred financing costs	(88,293)	(6,225)	5,373	(89,145)	(105,077)	(3,697)	3,187	(105,587)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	13,350	—	—	13,350
Net gain (loss) on interest rate swaps	—	—	—	—	3,795	—	—	3,795
Interest and other income (expense)	7,425	258	(5,373)	2,310	3,087	(146)	(3,187)	(246)
Benefit (provision) for income taxes	5,185	(526)	—	4,659	1,804	(313)	—	1,491

Net income (loss)	(11,542)	(1,631)	—	(13,173)	12,329	(2,279)	—	10,050
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—	(527)	—	(527)

Net income (loss) attributable to CCIC stockholders	$(11,542)	$(1,631)	$—	$(13,173)	$12,329	$(1,752)	$—	$10,577

Capital expenditures	$60,076	$1,610	$—	$61,686	$37,351	$1,933	$—	$39,284

Total assets (at period end)					$10,725,394	$232,168	$(207,659)	$10,749,903

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2008 and 2009.

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(11,542)	$(1,631)	$—	$(13,173)	$12,329	$(2,279)	$—	$10,050
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1,304	—	—	1,304	4,046	45	—	4,091
Acquisition and integration costs	2,504	—	—	2,504	—	—	—	—
Depreciation, amortization and accretion	124,810	7,223	—	132,033	125,523	7,653	—	133,176
Interest expense and amortization of deferred financing costs	88,293	6,225	(5,373)	89,145	105,077	3,697	(3,187)	105,587
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(13,350)	—	—	(13,350)
Net gain (loss) on interest rate swaps	—	—	—	—	(3,795)	—	—	(3,795)
Interest and other income (expense)	(7,425)	(258)	5,373	(2,310)	(3,087)	146	3,187	246
(Benefit) provision for income taxes	(5,185)	526	—	(4,659)	(1,804)	313	—	(1,491)
Stock-based compensation expense	5,418	737	—	6,155	6,976	906	—	7,882

Adjusted EBITDA	$198,177	$12,822	$—	$210,999	$231,915	$10,481	$—	$242,396

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Major Customers

The following table summarizes the percentage of the consolidated revenues from those customers accounting for more than 10% of the consolidated revenues.

Three Months Ended March 31, 2009
Sprint Nextel Corp.	22%
AT&T	20%
Verizon Wireless(a)	17%
T-Mobile	14%

Total	73%

(a)	Inclusive of Alltel.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company’s restricted cash is held and directed by a trustee. See note 5 regarding counterparty credit risk relating to interest rate swaps.

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

11.	Stock-Based Compensation

Restricted Common Stock

A summary of restricted stock activity for the three months ended March 31, 2009 is as follows:

Three Months Ended March 31, 2009
(In thousands of shares)
Shares outstanding at December 31, 2008	2,749
Shares granted(a)	2,228
Shares vested	(198)
Shares forfeited	(377)

Shares outstanding at March 31, 2009	4,402

(a)	Weighted-average grant-date fair value of $10.00 per share and a weighted-average requisite service period of 2.6 years.

During the three months ended March 31, 2009, the Company granted 0.8 million shares of restricted stock awards that time vest over a three-year period. During the three months ended March 31, 2009, the Company granted 1.4 million shares of restricted stock awards (“2009 performance awards”) to the Company’s executives and certain other employees which may vest on the third anniversary of the grant date subject to a market condition. The number of 2009 performance awards that may cliff vest on the third anniversary of the grant date is based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. If the highest average price achieved during the performance period is the minimum, target and maximum prices of $23.15, $28.10 and $39.06, then 25%, 50% or 100%, respectively, of the 2009 performance awards vest. Achieving a highest average price equal to the minimum price, target price or maximum price would require the common stock

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

to achieve a compound annual growth rate (CAGR) of approximately 13%, 21% or 35%, respectively, from the grant date closing common stock price per share of $15.99. If the highest average price achieved during the performance period is between the minimum, target and maximum prices then the percentage of the shares that vest is determined based on a pro rata basis in relation to the minimum, target and maximum price. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

The following table summarizes the assumption used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the three months ended March 31, 2009 with market conditions and the derived service period for awards with accelerated vesting provisions.

Risk-free rate	1.3%
Expected volatility	46%
Expected dividend rate	0%

The Company recognized stock-based compensation expense related to restricted stock awards of $4.2 million and $6.0 million for the three months ended March 31, 2008 and 2009, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of March 31, 2009 is $45.2 million.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense. For the three months ended March 31, 2009, the Company recorded tax benefits of $2.4 million related to stock-based compensation expenses.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2009
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$298	$—	$298	$203	$—	$203
Network services and other costs of operations	133	—	133	252	—	252
General and administrative expenses	4,987	737	5,724	6,521	906	7,427

	$5,418	$737	$6,155	$6,976	$906	$7,882

12.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2008	2009
Supplemental disclosure of cash flow information:
Interest paid	$82,385	$80,578
Income taxes paid	939	2,207

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities	(13,704)	922
Increase (decrease) in the fair value of interest rate swaps (note 5)	(77,996)	(43,279)

13.	Subsequent Events

7.75% Secured Notes and 2006 Mortgage Loan

On April 30, 2009, two indirect subsidiaries of the Company issued $1.2 billion principal amount of 7.75% secured notes due 2017 pursuant to an indenture. The 7.75% secured notes are guaranteed by the direct and indirect subsidiaries of one of

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

the subsidiaries issuing the debt other than the co-issuer (“Guarantors”). These 7.75% secured notes are secured on a first priority basis by a pledge of the equity interests of the Guarantors and their direct and indirect subsidiaries, and by certain other assets of such subsidiaries. The 7.75% secured notes are obligations of the subsidiaries that are currently obligated under the 2006 Mortgage Loan being repaid, partially through the proceeds from the 7.75% secured notes. The 7.75% secured notes are not guaranteed by and are not obligations of CCIC or any of its other indirect subsidiaries. The 7.75% secured notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the Guarantors. These 7.75% secured notes bear interest at a rate of 7.75% per annum, payable quarterly beginning on August 1, 2009.

The net proceeds from these 7.75% secured notes were $1.15 billion inclusive of $34.9 million original issue discount and $18.0 million of fees. The Company has used the net proceeds, along with other cash, to repay its 2006 Mortgage Loan (due 2011). The repayment and purchases of the 2006 Mortgage Loan resulted in a net loss of $100.8 million in April 2009.

At the Company’s option, it may redeem these 7.75% secured notes in whole or in part prior to May 1, 2013, at a price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, plus a “make whole” premium. The Company may also redeem some or all of these 7.75% secured notes on or after May 1, 2013, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any. In addition, and subject to certain conditions, the Company will be required to commence an offer to purchase the 7.75% secured notes as a result of the sale of assets or the receipt of casualty and condemnation proceeds.

The 7.75% secured notes contain restrictive covenants with which the issuing subsidiaries and the Guarantors must comply, subject to a number of exceptions and qualifications, including restrictions on their ability to incur debt, make restricted payments (as defined in the 7.75% indenture), incur liens, enter into certain merger or change of control transactions, enter into related party transactions and engage in certain other activities as set forth in the indenture.

The excess cash flows from the issuers of the 7.75% secured notes, after the payment of principal, interest, reserves, expenses, and management fees are distributed to the Company on a monthly basis in accordance with the terms of the indenture. If the Consolidated Fixed Charge Coverage Ratio (as defined in the 7.75% secured notes indenture) as of the end of any calendar quarter falls at or below 1.35, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the Consolidated Fixed Charge Coverage Ratio exceeds 1.35 for two consecutive calendar quarters. If the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the reserve account exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in the reserve account. As of March 31, 2009, pro forma for the closing of the 7.75% secured notes, the Consolidated Fixed Charge Coverage Ratio was 2.5.

Interest Rate Swaps

Although the mortgage loan due in 2011 was refinanced, the issuance of the 7.75% secured notes in April 2009 did not qualify as the hedged forecasted transaction that was documented as the first 60 monthly interest payments based on a five-year LIBOR swap rate that was to result from the anticipated refinancing of the mortgage loan due in 2011. Since it was determined in April 2009 that the hedged transaction will not occur, the Company discontinued hedge accounting and will reclassify the entire loss (approximately $133 million) from AOCI to earnings in the second quarter of 2009 for these specific interest rate swaps. Currently, the Company has elected to not early settle the forward-starting interest rate swaps that hedged the refinancing of the mortgage loan due in 2011 although in, April 2009, this mortgage loan has been refinanced at a fixed rate. As a result, beginning in April 2009 these swaps are no longer economic hedges of the Company’s exposure to LIBOR on anticipated refinancing of its existing debt and changes in the fair value of the swaps will be recorded in earnings until settlement. These non-economic hedges have a notional value of $1.55 billion, and the fair value is a liability of approximately $137.8 million as of March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” included in our 2008 Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in our 2008 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms “we,” “our,” “our company,” “the company,” or “us” as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview

Overview

As of March 31, 2009, we owned, leased or managed approximately 24,100 towers for wireless communications. Revenues generated from our core site rental business represented 91% of our first quarter 2009 consolidated revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.

The following are certain highlights of our business fundamentals:

•	potential growth resulting from wireless network expansion;

•	site rental revenues under long-term leases with contractual escalations;

•	revenues predominately from large wireless carriers;

•	majority of land under our towers under long-term control;

•	relatively fixed tower operating costs;

•	high incremental margins and cash flows on organic revenue growth;

•	minimal sustaining capital expenditure requirements;

•	vast majority of debt has contractual maturities after five years and has fixed rate coupons; and

•	significant cash flows from operations.

Our long-term strategy is to increase stockholder value by translating anticipated future growth in our core site rental business into growth in our results of operations on a per share basis. The key elements of our strategy are:

•	to organically grow revenues and cash flows from our towers by co-locating additional tenants on our towers; and

•

to allocate capital efficiently (in no particular order: purchase our own common stock, enter into strategic tower acquisitions, acquire the land on which towers are located, selectively construct or acquire towers and distributed antenna systems, improve and structurally enhance our existing towers, and purchase, redeem or refinance our debt or preferred stock). See also “Item 2. MD&A—Liquidity and Capital Resources.”

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

As mentioned in our 2008 Form 10-K, our site rental revenues typically result from long-term contracts with (1) initial terms of five to fifteen years, (2) multiple renewal periods at the option of the tenant of five to ten years each, and (3) contractual escalators of the rental price. More recently, we have been able to successfully negotiate up to fifteen year terms for both initial and renewal periods for certain of our customers and are endeavoring to continue that trend.

In March 2009, we entered into an agreement to provide certain management, construction and acquisition services for a third party as to certain tower opportunities in the United States for a period of 24 months. The arrangement should permit us to retain our construction and acquisition capacities and expertise and further our good relationships with certain major customers with limited capital commitments and expenditures as to such towers.

The following is a discussion of certain recent events which may impact our business and our strategy or the wireless communications industry:

•	Consumers increased their use of wireless voice and data services according to the CTIA U.S. wireless industry survey issued on April 1, 2009.

•	Wireless data service revenues for 2008 were more than $32 billion, which represents a year-over-year increase of 39%;

•	Wireless users totaled 270 million as of December 31, 2008, which represents a year-over-year increase of nearly 15 million subscribers, or 6%; and

•	Minutes of use exceeded 2.2 trillion for 2008, which represented a year-over-year increase of nearly 4%.

•

In January 2009, Verizon Wireless completed the acquisition of Alltel Corp., a provider of wireless services to primarily rural markets. We do not expect lease cancellations from duplicate or overlapping networks as a result of this acquisition to have a material adverse affect on our results.

•

The challenging credit markets and global economic recession continued during the beginning of 2009. The credit markets currently are characterized by wide credit spreads and a lack of liquidity, including certain debt markets being unavailable. The global economic recession is predicted by some to continue or possibly worsen during 2009. The following is a discussion of the potential impact on us from the credit markets and global economic recession:

•

Historically, aggregate capital spending and the associated demand for our towers by wireless communication companies have been relatively stable over the last several years, although we did see reductions during prior economic downturns. We do not expect the current economic conditions to significantly impact the long-term growth in wireless voice and data demand, which has historically been the predominate driver of demand for our towers over the long-term. Consequently, we currently do not anticipate any material impact on our revenues for 2009 or a material reduction in tenant additions over the near term. In addition, we expect site rental revenues for 2009 of between $1.500 billion and $1.515 billion, representing growth rates from 2008 of between 7% and 8%.

•

As seen in our recent issuance of 9% senior notes and 7.75% secured notes, our borrowing costs on these new debt issuances are higher than on our existing debt, which will negatively impact our cash flows. Unless credit markets improve, our prospective debt refinancings will likely have higher costs, including in 2010 and 2011 when we anticipate refinancing the tower revenue notes. In light of the current challenges in the credit markets, we have reduced our discretionary capital expenditures in order to increase liquidity available for debt service. See “Item 2. MD&A—Liquidity and Capital Resources.”

Consolidated Results of Operations

The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2008 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see “Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” and note 1 to our consolidated financial statements on our 2008 Form 10-K).

See also “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the potential impact of our interest rate swaps on earnings, including in the second quarter of 2009.

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(In thousands of dollars)
Net revenues:
Site rental	$345,033	93%	$367,667	91%	7%
Network services and other	25,588	7%	35,243	9%	38%

	370,621	100%	402,910	100%	9%

Operating expenses:
Costs of operations(a):
Site rental	112,380	33%	109,698	30%	(2)%
Network services and other	18,411	72%	22,061	63%	20%

Total costs of operations	130,791	35%	131,759	33%	1%
General and administrative	34,986	9%	36,637	9%	5%
Asset write-down charges	1,304	—	4,091	1%	214%
Acquisition and integration costs	2,504	1%	—	—	*
Depreciation, amortization and accretion	132,033	36%	133,176	33%	1%

Operating income (loss)	69,003	19%	97,247	24%	41%
Interest expense and amortization of deferred financing costs	(89,145)	(25)%	(105,587)	(26)%	18%
Gains (losses) on purchases and redemption of debt	—	—	13,350	3%	*
Net gain (loss) in interest rate swaps	—	—	3,795	1%	*
Interest and other income (expense)	2,310	1%	(246)	—	*

Income (loss) before income taxes	(17,832)	(5)%	8,559	2%	*
Benefit (provision) for income taxes	4,659	1%	1,491	1%	(68)%

Net income (loss)	(13,173)	(4)%	10,050	3%	*
Less: Net income (loss) attributable to the noncontrolling interest	—	—	(527)	—	*

Net income (loss) attributable to CCIC stockholders	$(13,173)	(4)%	$10,577	3%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

First Quarter 2008 and 2009. Our consolidated results of operations for the first quarter of 2008 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 93% and 95% of consolidated gross margins, and (3) 88% and 117% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Consolidated Results of Operations—Comparison of Operating Segments”).

Net revenues for the first quarter of 2009 increased by $32.3 million, or 9%, from the same period in the prior year, with site rental revenues representing 70% of the overall increase. This increase in site rental revenues was predominately driven by tenant additions across our entire tower portfolio. Tenant additions were influenced by continued growth in the wireless communications industry.

Network services and other revenues for the first quarter of 2009 increased by $9.7 million, or 38%, from the same period in the prior year. The increase in network services and other revenues is due in part to an increase in our market share of customer installations services on our towers and reflects the variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins (site rental revenues less site rental costs of operations) for the first quarter of 2009 increased by $25.3 million, or 11%, from the same period in the prior year. The increase in the site rental gross margins was predominately driven by the previously mentioned increase in site rental revenues. We expect that future increases in site rental revenues resulting from tenant additions on our towers will have a high incremental margin percentage (percentage of revenue growth converted to gross margin) given the relatively fixed nature of the costs to operate our towers.

Net income (loss) attributable to CCIC stockholders for the first quarter of 2009 was income of $10.6 million compared to a loss of $13.2 million for the same period in the prior year. The change from a loss to income is predominately due to (1) the previously mentioned increase in net revenues and related high incremental margin, (2) the gains of $13.4 million from purchases of debt, (3) the $3.8 million gains on interest rate swaps, and (4) partially offset by an increase in interest expense and amortization of deferred financing costs. See note 5 to our condensed consolidated financial statements for a further discussion of the gains on purchases of debt and gains on interest rate swaps.

Comparison of Operating Segments

Our reportable operating segments for the first quarter of 2009 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 10 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA.

Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA is discussed further under “Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA — First Quarter 2008 and 2009

Net revenues for the first quarter of 2009 increased by $36.6 million, or 11%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $26.9 million, or 8%, for the same period. This increase in site rental revenues was driven primarily by $20 million from new tenant additions across our entire portfolio. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. We continue to derive a large portion of our site rental revenues from the four largest carriers in the U.S. For the first quarter 2009, our new tenant additions were equally derived from (1) the four largest carriers in the U.S. and (2) other customers, such as the second tier carriers offering flat rate calling plans and emerging wireless customers offering wireless data technologies.

Network services and other revenues for the first quarter of 2009 increased by $9.6 million, or 40%, from the same period in the prior year. The increase in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the first quarter of 2009 increased by $28.4 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 8% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for first quarter of 2009 increased by three percentage points, to 70%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $28.4 million incremental margin represents 105% of the related increase in site rental revenues.

General and administrative expenses for the first quarter of 2009 increased by $2.3 million from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 11 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation and salary and employee benefits. In addition, general and administrative expenses were 9% of net revenues for both the first quarter of 2008 and 2009. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the first quarter of 2009 increased by $33.7 million, or 17%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and service businesses, including the high incremental margin on the new tenant additions.

Depreciation, amortization and accretion for the first quarter of 2009 increased by $0.7 million, or 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the first quarter of 2008 and the first quarter of 2009.

Interest expense and amortization of deferred financing costs for the first quarter of 2009 increased by $16.8 million, or 19%, from the same period in the prior year. The increase resulted predominately from the issuance of the 9% senior notes in January 2009. See “Item 2. MD&A—Liquidity and Capital Resources.”

During the first quarter of 2009, we purchased portions of our mortgage loans at discounts resulting in an aggregate gain of $13.4 million. See “Item 2. MD&A—Liquidity and Capital Resources.”

The benefit (provision) for income taxes for the first quarter of 2009 was a benefit of $1.8 million, representing a decrease of $3.4 million from the same period in the prior year. The benefit for income taxes for the first quarter of 2009 is inclusive of a $5.3 million reversal of state tax valuation allowances. The effective tax rate for the first quarter of 2009 differs from the federal statutory rate predominately due to these state tax benefits.

Net income (loss) attributable to CCIC stockholders for the first quarter of 2009 was income of $12.3 million, compared to a loss of $11.5 million for the same period in the prior period. The change from a loss to income was predominately due to (1) the previously mentioned increase in net revenues and related high incremental margin, (2) the gain from the purchases of debt of $13.4 million, (3) the $3.8 million gain on interest rate swaps, and (4) partially offset by the previously mentioned increase in interest expense and amortization of deferred financing costs. See note 5 to our condensed consolidated financial statements for a further discussion of the gains on purchases of debt and gains on interest rate swaps.

CCAL — First Quarter 2008 and 2009

The increases and decreases between the first quarter of 2008 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for the first quarter of 2009 was approximately 0.67, a decrease of 27% from approximately 0.91 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first quarter of 2009 decreased by $4.3 million, or 19%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues by approximately $6.8 million. In addition, the impact of exchange rates on net revenues were partly mitigated by various other factors, including new tenant additions on our towers and towers acquired after the first quarter of 2008. Tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the first quarter of 2009 decreased by $2.3 million, or 18%, from the same period in the prior year. Adjusted EBITDA was impacted by the same factors that drove the decrease in site rental revenues. Site rental gross margins decreased by $3.1 million, or 20%, for the first quarter of 2009, from $15.3 million. Site rental gross margins as a percentage of site rental revenues were 72% for each of the quarters ending March 31, 2008 and 2009.

Net income (loss) attributable to CCIC stockholders for the first quarter of 2009 was a net loss of $1.8 million, compared to a net loss of $1.6 million for the first quarter of 2008. The increase in net loss was primarily driven by the same factors that drove the decline in Adjusted EBITDA including exchange rates, partially offset by a decrease in interest expense and amortization of deferred financing costs of $2.5 million, the majority of which is due to exchange rates.

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

Liquidity Position. The following is a summary of our capitalization and liquidity position. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2009 Pro Forma(a)
(In thousands of dollars)
Cash and cash equivalents(b)	$273,124
Undrawn revolver availability	188,000
Debt	6,286,881
Redeemable preferred stock	314,958
CCIC stockholders’ equity	2,675,439

(a)	Pro forma for the issuance of 7.75% secured notes and the repayment and the purchases of debt in April 2009.
(b)	Exclusive of $164.0 million of restricted cash.

Debt Maturities and Recent Events. Our debt and preferred stock maturities as of March 31, 2009 pro forma for the issuance of the 7.75% secured notes and the repayment and purchases of debt in April 2009 are summarized as follows:

•

Over the next twelve months $228.0 million of debt matures, including a mortgage loan ($221.5 million) in December 2009. Our existing cash and cash flow from operations should provide sufficient liquidity for us to have the option to repay all of these short-term debt service obligations, although we expect to endeavor to refinance the mortgage loan due in December 2009 in whole or part. In addition, our revolving credit agreement expires in January 2010.

•	We are required to redeem all outstanding shares of our 6.25% convertible preferred stock in August 2012 for approximately $318.0 million.

•

In 2014, our debt maturities include a term loan ($606.1 million). Based on our existing cash and cash flow from operations, we do not anticipate the need to access the capital markets to refinance our existing debt until 2014 when the term loan matures, but we may access the capital markets sooner depending upon the state of the capital markets and our ability to obtain financing at commercially reasonable terms.

•	Our 9% senior notes ($900.0 million) issued in January 2009 are due in 2015.

•	Our 7.75% secured notes ($1.2 billion) issued in April 2009 are due in 2017.

•

Our tower revenue notes (totaling $3.45 billion) have final maturities in 2035 and 2036. However, if our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010—$1.9 billion or November 2011—$1.55 billion) then the interest rates increase by approximately 5% per annum and then substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (Excess Cash Flow as defined in the tower revenue notes indenture) will be used to repay principal. The Excess Cash Flow of the issuers of the tower revenue notes was approximately $380 million for the annualized quarter ended March 31, 2009, representing approximately two-thirds of our consolidated cash flows from operations for 2008.

In light of the global economic recession and the current challenging credit markets, we have taken the following actions to manage our debt maturities and build liquidity with cash flows from operations.

•

We have reduced discretionary capital expenditures in order to increase liquidity available for debt service. Of the roughly $525 million of cash flows from operating activities that we currently expect to generate during full year 2009, we currently expect to use roughly $150 million of such cash flow on capital expenditures, although our actual aggregate capital expenditures may be greater than or less than this amount depending upon several factors, including the availability of financing.

•

In January 2009, we issued 9% senior notes due in 2015 and received net proceeds of $795.7 million. As discussed herein, we have predominately used the net proceeds to purchase and repay a portion of our mortgage loan due 2011, purchase a portion of the mortgage loan due December 2009, and repay our revolving credit facility. See “Item 2. MD&A—Liquidity and Capital Resources—Financing Activities” for a further discussion of these 9% senior notes.

•

In April 2009, we issued 7.75% secured notes due in 2017 and received net proceeds of $1.15 billion. As discussed herein, we have used the net proceeds, along with other cash, to repay the mortgage loan due 2011.

•

During the first four months of 2009, we purchased a portion of our mortgage loan maturing in February 2011 and repaid the remaining balance in April 2009 using an aggregate $1.64 billion of cash to effect these purchases and repayment, exclusive of accrued interest. During the first four months of 2009, we purchased $72.0 million of our mortgage loan due December 2009, using $71.3 million of cash (excluding accrued interest). In addition, during the first quarter of 2009, we repaid our revolving credit facility.

These efforts to increase liquidity and refinance our debt are being undertaken to prudently manage our liquidity as a result of the global economic recession and the current credit environment. We also plan on endeavoring to refinance the tower revenue notes and our mortgage loan due in December 2009 with new debt on or before their anticipated repayment or maturity dates. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers and the state of the capital markets. If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities. See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Long-term Strategy. Our long-term strategy contemplates funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities. Over the long-term, we may continue to increase our debt in nominal dollars if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriate to drive long-term stockholder value. The amount of future debt financings is influenced by such factors as (1) the availability of financing at attractive rates, particularly in light of the current economic and credit environment, (2) our belief in the potential long-term return of our previously mentioned discretionary investments, (3) self-imposed limits such as our targeted leverage ratio of generally five to seven times Adjusted EBITDA and interest coverage ratio of Adjusted EBITDA to interest expense of at least two times, and (4) our restrictive debt covenants, discussed further below.

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2008	2009	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$67,792	$118,058	$50,266
Investing activities	(61,582)	(36,853)	24,729
Financing activities	15,161	374,348	359,187
Effect of exchange rate changes on cash	616	(1,435)	(2,051)

Net increase (decrease) in cash and cash equivalents	$21,987	$454,118	$432,131

Operating Activities

The increase in net cash provided by operating activities for the first quarter of 2009 of $50.3 million, or 74%, from 2008 was primarily due to growth in our site rental business. Net cash provided by operating activities is inclusive of prepayments for long-term easements and ground leases for land under our towers. These prepayments are part of our efforts to renegotiate and extend the terms of our interests in the land under our towers. We expect net cash provided by operating activities for the year ended December 31, 2009 will be less than the year ended December 31, 2008, primarily as a result of higher interest costs resulting from the 9% senior notes issued in 2009 offset by anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments and receipts.

Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Three Months Ended March 31,
	2008	2009	Change
	(In thousands of dollars)
Land purchases	$27,047	$3,392	$(23,655)
Construction or purchases of towers	13,969	6,160	(7,809)
Sustaining	3,760	4,991	1,231
Tower improvements and other	16,910	24,741	7,831

Total	$61,686	$39,284	$(22,402)

As previously mentioned, we have reduced our total capital expenditures from our 2008 levels in order to increase our liquidity available for debt service. These reductions include our purchases of land, construction and purchase of towers and the construction of distributed antenna systems. Reductions in capital expenditures related to customer installations are not contemplated. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures.

•

Other than sustaining capital expenditures, which we expect to be approximately $25 million to $30 million for the year ended December 31, 2009, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $150 million of our cash flow on capital expenditures for full year 2009, with approximately $100 million of our capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement.

•	We expect to continue to extend the terms of ground leases for land under our towers which requires substantially less liquidity than purchases of land.

Financing Activities

9% Senior Notes. In January 2009, we issued $900.0 million principal amount of 9% senior notes due 2015 in a public offering pursuant to an indenture. These 9% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% senior notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of ours. The 9% senior notes bear interest at a rate of 9.0% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2009.

The net proceeds from the 9% senior notes were $795.7 million inclusive of $86.3 million original issue discount and $18.0 million of fees. We may use these net proceeds for general corporate purposes. As discussed herein, we have used a portion of the net proceeds to purchase part of our mortgage loans and repay our revolving credit facility.

At our option, we may redeem the 9% senior notes in whole or in part prior to January 15, 2013, at a price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, plus a “make whole” premium. We may also redeem some or all of the 9% senior notes on or after January 15, 2013, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any. In addition, until January 15, 2012 and subject to certain conditions, we may, at our option, redeem up to 35% of the 9% senior notes at the redemption price set forth in the indenture with the proceeds of certain equity offerings. If the Company sells certain assets or experiences specific kinds of changes in control, the Company must offer to repurchase the 9% senior notes.

The 9% senior notes contain restrictive covenants that are discussed in “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

7.75% Secured Notes. On April 30, 2009, two of our indirect subsidiaries issued $1.2 billion principal amount of 7.75% secured notes due 2017 pursuant to an indenture. These 7.75% secured notes are secured on a first priority basis by a pledge of the equity interests of the Guarantors and their direct and indirect subsidiaries, and by certain other assets of the Guarantors. The 7.75% secured notes are obligations of the subsidiaries that are currently obligated under the mortgage loan being repaid. The 7.75% secured notes will not be guaranteed by and will not be obligations of CCIC or any of its other indirect subsidiaries. The 7.75% secured notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the Guarantors. These 7.75% secured notes bear interest at a rate of 7.75% per annum, payable quarterly beginning on August 1, 2009.

The net proceeds from these 7.75% secured notes were $1.15 billion inclusive of $34.9 million original issue discount and $18.0 million of fees. As discussed herein, we have used the net proceeds, along with other cash, to repay our mortgage loan due 2011.

At our option, we may redeem these 7.75% secured notes in whole or in part prior to May 1, 2013, at a price equal to 100% of the principal amount, together with accrued and unpaid interest, if any, plus a “make whole” premium. We may also redeem some or all of these 7.75% secured notes on or after May 1, 2013, at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any. In addition, and subject to certain conditions, we will be required to commence an offer to purchase the 9% senior notes as a result of the sale of assets or the receipt of casualty and condemnation proceeds.

See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” for a discussion of debt covenants.

Debt Purchases and Repayments. The following is a summary of our purchases and repayments of debt during the four months ended April 30, 2009.

	Principal Amount	Cash Paid(a)	Gains (losses)
	(In thousands of dollars)
2004 Mortgage Loan(b)	$71,995	$71,260	$735
2006 Mortgage Loan(c)	1,550,000	1,636,764	(88,234)
Revolver	169,400	169,400	—

Total purchases	$1,791,395	$1,877,424	$(87,499)

(a)	Exclusive of accrued interest.
(b)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at our subsidiaries.
(c)	Includes purchases and repayments.

Credit Agreement. In January 2009, we amended the revolving credit facility to extend the maturity until January 2010 with a total revolving commitment to $188.0 million. We paid an extension fee of $9.9 million, but our credit spreads were not impacted by this amendment. As of March 31, 2009, we had no amount outstanding under the revolving credit facility. Availability of the revolving credit facility at any time is determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 5 to our condensed consolidated financial statements for a further discussion of our interest rate swaps including the potential impact on our cash obligations and our earnings.

Common Stock Activity. As of December 31, 2008 and March 31, 2009, we had 288.5 million and 290.5 million common shares outstanding.

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

Compliance with Debt Covenants. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. See notes 5 and 13 to our condensed consolidated financial statements for further discussion of our debt covenants.

The financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants, are as follows:

	Debt	Covenant Requirement	Pro forma as of March 31, 2009
Consolidated Leverage Ratio(b)	Credit Agreement	<8.25	5.7	(a)
Consolidated Interest Coverage Ratio(c)	Credit Agreement	>2.00	2.4	(a)

(a)	Pro forma for the issuance of the 7.75% secured notes and the repayment and purchases of debt in April 2009.
(b)	For consolidated CCOC, ratio of Consolidated Total Debt (as defined in the credit agreement) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four.
(c)	For consolidated CCIC, ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement).

The cash trap reserve covenants under our debt agreements are as follows:

	Debt	Covenant Requirement(a)	Pro forma as of March 31, 2009
Debt Service Coverage Ratio(b)	Tower Revenue Notes	>1.75	2.9
Debt Service Coverage Ratio(c)	2004 Mortgage Loan	>1.30	2.9
Consolidated Fixed Charge Coverage Ratio(d)	7.75% Secured Notes	>1.35	2.5	(e)

(a)	The 2004 Mortgage Loan and Tower Revenue Notes also have amortization coverage thresholds of 1.15 and 1.45, respectively. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the reserve account exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in the reserve account.
(b)	Ratio of Net Cash Flow (as defined in the Tower Revenue Notes indenture) to the amount of interest to be paid over the succeeding 12 months.
(c)	Ratio of Net Cash Flow (as defined in the 2004 Mortgage Loan agreement) to the amount of interest required to be paid over the succeeding 12 months.
(d)	Ratio of Net Cash Flow (as defined in the 7.75% Secured Notes indenture) to the amount of interest required to be paid over the succeeding 12 months.
(e)	Pro forma for the issuance of the 7.75% Secured Notes in April 2009.

The 9% senior notes contain restrictive covenants with which we and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Consolidated Debt (as defined in the senior notes indenture) to our Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1.0. Our Consolidated Debt to Adjusted Consolidated Cash Flow is 6.7 times, as of March 31, 2009 pro forma for the issuance of the 7.75% secured notes and the repayment and purchases of debt in April 2009. The 9% senior notes do not contain any financial maintenance covenant.

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

Financial Performance of Our Subsidiaries. A factor affecting our continued generation of cash flows from operating activities is our ability to maintain our existing recurring site rental revenues and to convert those revenues into operating cash flows by efficiently managing our operating costs. Our ability to service (pay principal and cash interest) or refinance our current debt obligations and obtain additional debt will depend on our future financial performance, which, to a certain extent, is subject to various factors that are beyond our control as discussed further herein and in “Item 1A. Risk Factors” on our 2008 Form 10-K.

Levels of Indebtedness and Debt Service Requirements. Our ability to obtain cash financing in the form of debt instruments, preferred stock or common stock in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, wireless carrier consolidation or network sharing, new technologies, our financial performance and the state of the capital markets. Although we should not need to access the capital markets for five years, we anticipate refinancing some of our debt sooner, including the tower revenue notes that contain anticipated repayment dates in 2010 and 2011. There can be no assurances we will be able to effect this anticipated financing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. Assuming we meet certain financial ratios, we have the ability under our debt instruments to incur additional indebtedness, and any additional indebtedness we incur could exacerbate our liquidity risks.

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

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2008 are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2008 Form 10-K. The critical accounting policies and estimates for the three months ended March 31, 2009 have not changed from the critical accounting policies for the year ended December 31, 2008.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. On January 1, 2009, we adopted the provisions of SFAS 160. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements. As a result of adoption of SFAS 160, we have prospectively recorded the income or losses applicable to the noncontrolling interest of CCAL even though the noncontrolling stockholders’ share of the cumulative losses exceeded its equity interest.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. In April 2009, FASB issued a FASB staff position that amended SFAS 141(R) to address application issues related to contingencies in business combinations. The provisions of SFAS 141(R) are applied prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our consolidated financials statement. The prospective impact from application of SFAS 141(R) depends on the future facts and circumstances of the business combinations after adoption.

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

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 10 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

•

although specific definitions may vary, it is widely used in the tower sector to measure operating performance without regard to items such as depreciation, amortization and accretion which can vary depending upon accounting methods and the book value of assets; and

•

we believe it helps investors meaningfully evaluate and compare the results of our operations (1) from period to period and (2) to our competitors by removing the impact of our capital structure (primarily interest charges from our outstanding debt) and asset base (primarily depreciation, amortization and accretion) from our operating results.

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

There are material limitations to using a measure such as Adjusted EBITDA including the difficulty associated with comparing results among more than one company, including our competitors, and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income or loss. Management compensates for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with their analysis of net income (loss).

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

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on:

•	the anticipated refinancing of the vast majority of our existing debt, which is currently $6.3 billion inclusive of the 7.75% Senior Notes and the purchases and repayments of debt in April 2009,

•	our $637.0 million of floating rate debt representing 10% of our $6.3 billion of total debt,

•	interest rate swaps that no longer represent economic hedges, and

•	potential future borrowings of incremental debt.

The following discussion and tables below summarize our market risk exposure to interest rates, including our use of interest rate swaps to manage and reduce this risk.

Anticipated Refinancing of Existing Debt

In 2010 and 2011, we expect to refinance a substantial amount of our outstanding debt; and we have entered into interest rate swaps for a combined notional amount of $5.3 billion to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing between now and the end of 2011. We do not hedge our exposure to changes in credit spreads on these anticipated refinancings, as the rates fixed by our interest rate swaps are exclusive of any credit spread. The current credit environment has resulted in a significant widening of credit spreads in the market since the original issuance of our existing debt. Unless the credit markets improve, our prospective debt refinancings will likely have higher all-in costs than our existing debt.

In addition, if our tower revenue notes are not paid in full by their anticipated repayment dates (June 2010 or November 2011), then the interest rate increases by an additional approximately 5% per annum.

Floating Rate Debt

We have managed our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of March 31, 2009, we had $637.0 million of floating rate debt, of which $625.0 million is effectively converted to a fixed rate through an interest rate swap until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of two percentage points over a twelve-month period would increase our interest expense by approximately $3.4 million.

Interest Rate Swaps

Our interest rate swaps have an aggregate settlement value of $561.1 million as of March 31, 2009, and they are contractually due and payable between December 2009 and November 2011. These liability positions resulted from LIBOR declining below the fixed rate of these interest rate swaps. The stated rate of our future debt refinancing is exclusive of the impact of the interest rate swaps and reflects the benefit of the declines in LIBOR. From an economic perspective, we have fixed our exposure to LIBOR on the anticipated refinancing, and the swap liabilities represent the opportunity cost of not benefiting from the declines in LIBOR. See the table below and in note 5 to our condensed consolidated financial statements.

From an accounting perspective, as we assess the effectiveness of our $5.3 billion forward-starting swaps both at inception and on an on-going basis, we must make several highly subjective and judgmental estimates such as assessing (1) the timing, amount, nature and probability of these future expected refinancings and (2) whether it is probable that the counterparties to our swaps will not default. As of March 31, 2009, we have estimated that it is probable the expected refinancings will occur and have recorded all of the losses in AOCI. Changes in our assessment of hedge effectiveness including as a result of changes in estimates regarding these future refinancings may result in prospectively discontinuing hedge accounting or the immediate reclassification of the current unrealized loss from AOCI to earnings.

Although the mortgage loan due in 2011 was refinanced, the issuance of the 7.75% secured notes in April 2009 did not qualify as the hedged forecasted transaction that was documented as the first 60 monthly interest payments based on a five year LIBOR swap rate that was to result from the anticipated refinancing of the mortgage loan due in 2011. Since it was determined in April 2009 that the hedged transaction will not occur, we discontinued hedge accounting and will reclassify the entire loss (approximately $133 million) from AOCI to earnings in the second quarter of 2009 for these specific interest rate swaps. Currently, we have elected to not early settle the forward-starting interest rate swaps that hedged the refinancing of the mortgage loan due in 2011 although, in April 2009, this mortgage loan has been refinanced at a fixed rate. As a result, beginning in April 2009 these swaps are no longer economic hedges of our exposure to LIBOR on anticipated refinancing of our existing debt, and changes in the fair value of the swaps will be recorded in earnings until settlement. These non-economic hedges have a notional value of $1.55 billion, and the fair value is a liability of approximately $137.8 million as of March 31, 2009. See also “Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

We are exposed to non-performance risk from the counterparties to our interest rate swaps. In October 2008, a subsidiary of Lehman Brothers that was our counterparty for two interest rate swaps filed for bankruptcy. These two interest rate swaps have a combined notional value of $475.0 million and represent a liability of approximately $42.6 million as of March 31, 2009. Our other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better. See note 5 to our condensed consolidated financial statements and the tables below.

A hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of March 31, 2009 would increase the liability for our swaps on a settlement value basis by nearly $280 million, and an opposite hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges, which has included and will include the interest rate swaps with Lehman Brothers and will include, beginning in April 2009, the aforementioned forward-starting interest rate swaps that hedged the refinancing of the mortgage loan due in 2011. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $109 million, and a similar amount would positively impact earnings from an opposite hypothetical increase in LIBOR.

Potential Future Borrowings of Incremental Debt

We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See “Item 2. MD&A—Liquidity and Capital Resources” regarding our short-term liquidity strategy.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of March 31, 2009, after giving effect to (1) the 7.75% Secured Notes issued in April 2009 and (2) the repayments and purchases of debt in April 2009. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)). See note 5 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2009		2010		2011	2012	2013	Thereafter		Total		Fair Value(g)
	(Dollars in thousands)
Debt:
Fixed rate(a)(b)	$221,510		$—	(b)	$— (b)	$—	$51	$5,550,000	(b)	$5,771,561	(b)	$5,471,549
Average interest rate(a)	4.7%		—	(b)	—	—	7.5%	7.8	%(b)	7.7	%(b)

Variable rate(c)	$4,875		$6,500		$6,500	$6,500	$6,500	$606,125		$637,000		$573,300
Average interest rate(d)	2.1%		2.1%		2.1%	2.1%	2.1%	2.1%		2.1%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2009		2010		2011	2012	2013	Thereafter		Total		Fair Value(i)
	(Dollars in thousands)
Interest Rate Swaps(h):
Variable to Fixed—Forward starting(e)	$293,825		$1,900,000		$3,100,000	$—	$—	$—		$5,293,825		$(476,665)
Average Fixed Rate(f)	5.1%		5.2%		5.2%	—	—	—		5.2%

Variable to Fixed	$625,000	(d)	$—		$—	$—	$—	$—		$625,000	(d)	$(13,669)
Average Fixed Rate(f)	4.1	%(d)	—		—	—	—	—		4.1	%(d)

(a)	The average interest rate represents the weighted-average stated coupon rate (see footnote (b)).
(b)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The Excess Cash Flow of the Issuers is approximately $380 million for the annualized quarter ended March 31, 2009.
(c)	Our variable rate debt consists of $637.0 million outstanding under our term loans.
(d)	The interest rate on our term loan represents the rates in effect as of March 31, 2009, exclusive of the effect of our interest rate swaps. The LIBOR on $625.0 million of the term loans has effectively been converted to a fixed rate of 4.1% until December 2009 through interest rate swaps.
(e)	These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of certain of our fixed rate debt with the exception of the previously mentioned interest rate swaps that no longer represent economic hedges. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which we are obligated to terminate and settle in cash the interest rate swaps. See note 5 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.
(f)	Exclusive of any applicable credit spreads.
(g)	The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(h)	Inclusive of the previously mentioned swaps with a subsidiary of Lehman Brothers that filed bankruptcy and are inclusive of the previously mentioned swaps that no longer represent economic hedges.
(i)	The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of March 31, 2009, the liability on a cash settlement basis of approximately $561.1 million has been reduced by $70.7 million, related to credit risk (primarily our non-performance risk), to reflect the interest rate swaps at fair.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated revenues and 2% of our operating income for the three months ended March 31, 2009.

Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. Our revenues and costs have been, and will continue to be, impacted by changes in the Australian dollar exchange rates. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $6 million.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2008 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.		Description

(a)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(c)	4.1	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee

(c)	4.2	Supplemental Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9% Senior Notes due 2015

(f)	4.3	Indenture dated April 30, 2009, between CC Holdings GS V LLC, Crown Castle GS III Corp., the Guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee

(b)	10.1	Second Extension Agreement dated as of January 6, 2009, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent

(d)	10.2	2009 EMT Annual Incentive Plan

(e)	10.3	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(e)	10.4	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley

(f)	10.5	Management Agreement, dated as of April 30, 2009, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(f)	10.6	Cash Management Agreement, dated as of April 30, 2009, by and among CC Holdings GS V LLC, as Issuer, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, the Guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Crown Castle USA Inc., as Manager

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-3 (Registration No. 333-156781) on January 16, 2009.
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2009.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on April 8, 2009.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: May 6, 2009	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2009	By:	/s/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)