Form 10-Q
period 2009-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2009-08-05
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding at July 31, 2009: 291,098,959

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31, 2008	June 30, 2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,219	$334,989
Restricted cash	147,852	190,886
Receivables, net of allowance for doubtful accounts of $6,267 and $6,535, respectively	37,621	35,927
Deferred site rental receivables	29,650	22,241
Prepaid expenses	74,295	76,535
Deferred income tax assets	28,331	72,885
Other current assets	12,200	7,771

Total current assets	485,168	741,234
Restricted cash	5,000	5,000
Deferred site rental receivables	144,474	185,157
Property and equipment, net	5,060,126	4,964,104
Goodwill	1,983,950	1,984,183
Other intangible assets, net	2,551,332	2,478,757
Deferred financing costs and other assets, net of accumulated amortization of $40,096 and $53,131, respectively	131,672	193,978

Total assets	$10,361,722	$10,552,413

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,808	$27,324
Accrued interest	16,771	60,298
Deferred revenues	174,213	167,527
Interest rate swaps	52,539	161,805
Other accrued liabilities	90,810	66,816
Short-term debt and current maturities of long-term debt	466,217	248,720

Total current liabilities	834,358	732,490
Long-term debt	5,630,527	6,024,623
Deferred ground lease payables	199,399	217,934
Deferred income tax liabilities	40,446	72,747
Interest rate swaps	488,632	119,783
Other liabilities	137,769	145,997

Total liabilities	7,331,131	7,313,574

Commitments and contingencies (note 9)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2008 and June 30, 2009—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	314,726	315,190
CCIC stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2008—288,464,431 and June 30, 2009—290,792,627	2,885	2,908
Additional paid-in capital	5,614,507	5,638,213
Accumulated other comprehensive income (loss)	(408,329)	(111,985)
Accumulated deficit	(2,493,198)	(2,604,441)

Total CCIC stockholders’ equity	2,715,865	2,924,695
Noncontrolling interest	—	(1,046)

Total equity	2,715,865	2,923,649

Total liabilities and equity	$10,361,722	$10,552,413

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net revenues:
Site rental	$348,523	$376,444	$693,556	$744,111
Network services and other	30,990	33,430	56,578	68,673

Net revenues	379,513	409,874	750,134	812,784

Operating expenses:
Costs of operations(a):
Site rental	113,746	113,382	226,126	223,080
Network services and other	21,820	21,009	40,231	43,070
General and administrative	38,492	38,102	73,478	74,739
Asset write-down charges	4,993	7,295	6,297	11,386
Acquisition and integration costs	—	—	2,504	—
Depreciation, amortization and accretion	131,896	131,597	263,929	264,773

Total operating expenses	310,947	311,385	612,565	617,048

Operating income (loss)	68,566	98,489	137,569	195,736
Interest expense and amortization of deferred financing costs	(88,757)	(110,250)	(177,902)	(215,837)
Gains (losses) on purchases and redemptions of debt	—	(98,676)	—	(85,326)
Net gain (loss) on interest rate swaps	—	(59,528)	—	(55,733)
Interest and other income (expense)	206	3,249	2,516	3,003

Income (loss) before income taxes	(19,985)	(166,716)	(37,817)	(158,157)
Benefit (provision) for income taxes	80,324	54,949	84,983	56,440

Net income (loss)	60,339	(111,767)	47,166	(101,717)
Less: Net income (loss) attributable to the noncontrolling interest	—	(349)	—	(876)

Net income (loss) attributable to CCIC stockholders	60,339	(111,418)	47,166	(100,841)
Dividends on preferred stock	(5,201)	(5,201)	(10,403)	(10,402)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$55,138	$(116,619)	$36,763	$(111,243)

Net income (loss)	$60,339	$(111,767)	$47,166	$(101,717)
Other comprehensive income (loss):
Available-for-sale securities, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0, $0, $0 and $0, respectively	(9,487)	8,038	(23,191)	8,960
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $33,088, $52,370, $983 and $46,999, respectively	61,450	78,432	1,827	126,666
Amounts reclassified into results of operations, net of taxes of $1,059, $265, $938 and $529, respectively	1,966	137,916	1,742	138,809
Foreign currency translation adjustments	9,048	26,889	15,993	21,877

Comprehensive income (loss)	123,316	139,508	43,537	194,595

Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	(369)	—	(908)

Comprehensive income attributable to CCIC stockholders	$123,316	$139,877	$43,537	$195,503

Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$0.20	$(0.41)	$0.13	$(0.39)
Diluted	$0.19	$(0.41)	$0.13	$(0.39)
Weighted-average common shares outstanding:
Basic	279,428	286,449	279,384	286,181
Diluted	288,427	286,449	288,242	286,181

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$47,166	$(101,717)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	263,929	264,773
(Gains) losses on purchases and redemptions of long-term debt	—	85,326
Amortization of deferred financing costs and other non-cash interest	11,070	25,662
Stock-based compensation expense	12,040	15,031
Asset write-down charges	6,297	11,386
Deferred income tax benefit (provision)	(83,312)	(59,780)
Income (expense) from forward-starting interest rate swaps	—	55,733
Other adjustments	742	380
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	413	43,527
Increase (decrease) in accounts payable	(4,597)	(7,040)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(335)	(28,382)
Decrease (increase) in receivables	7,602	2,852
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(44,904)	(38,293)

Net cash provided by (used for) operating activities	216,111	269,458

Cash flows from investing activities:
Proceeds from disposition of property and equipment	1,117	3,172
Payment for acquisitions (net of cash acquired) of businesses	—	(1,739)
Capital expenditures	(202,434)	(78,908)

Net cash provided by (used for) investing activities	(201,317)	(77,475)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,978,848
Proceeds from issuance of capital stock	6,506	9,778
Principal payments on long-term debt	(3,250)	(3,250)
Purchases and redemptions of long-term debt	—	(1,721,486)
Purchases of capital stock	(44,338)	(1,218)
Borrowings under revolving credit agreements	75,000	50,000
Payments under revolving credit agreements	—	(219,400)
Payments for financing costs	(1,538)	(49,815)
Net (increase) decrease in restricted cash	(15,082)	(43,034)
Dividends on preferred stock	(9,939)	(9,938)

Net cash provided by (used for) financing activities	7,359	(9,515)

Effect of exchange rate changes on cash	1,356	(2,698)

Net increase (decrease) in cash and cash equivalents	23,509	179,770
Cash and cash equivalents at beginning of period	75,245	155,219

Cash and cash equivalents at end of period	$98,754	$334,989

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2009, the consolidated results of operations for the three and six months ended June 30, 2008 and 2009 and the consolidated cash flows for the six months ended June 30, 2008 and 2009. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

The Company has evaluated subsequent events through August 5, 2009, which was the date the financial statements were issued.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the six months ended June 30, 2009. In addition, the Company adopted the presentation and disclosure requirements of SFAS 160. See note 2.

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Company’s 2008 Form 10-K with the exception of acquisition and integration costs disclosed below. Additional information regarding the Company’s accounting for long-lived assets is also discussed below.

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

Intangible Assets

Intangible assets are included in “other intangible assets, net” on the Company’s consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental customer contracts and customer relationships, (2) below-market leases for land under the acquired towers, (3) term easement rights for land under the acquired towers, and (4) trademarks. The site rental customer contracts and customer relationships intangible assets are comprised of (1) the current term of the in-place contracts, (2) the expected exercise of the renewal provisions contained within the existing current contracts, which automatically occur under contractual provisions, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under current contracts. Deferred credits related to above-market leases for land under its towers recorded in conjunction with acquisitions are recorded at the estimated fair value and are included in “other liabilities” on the Company’s consolidated balance sheet.

Intangible assets with finite useful lives are amortized utilizing the straight-line method over their estimated useful lives. The useful lives for site rental contracts and customer relationships are limited by the expected useful life of the tower, the primary asset in the asset group. The useful lives of site rental contracts and customer relationships are limited to 20 years, the maximum depreciable life of tower assets, as a result of the interdependency of towers and related site rental contracts. Thus, while site rental contracts are valued based upon the fair value of the site rental contracts, which includes assumptions regarding both (1) customers’ exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. The site rental customer contracts and customer relationships are pooled for purposes of initial valuation and for assessments of impairments.

2.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. In April 2009, FASB amended SFAS 157 to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and guidance on identifying a transaction that is not orderly. On January 1, 2008, the Company adopted the provisions of SFAS 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually), which was adopted on January 1, 2009. The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157 are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of SFAS 157 were applied prospectively. The January 1, 2009 adoption of the portions of SFAS 157 which were permitted to be initially deferred did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) changed the accounting treatment of certain items, including (1) acquisition and restructuring costs are generally expensed as incurred, (2) noncontrolling interests are valued at fair value at the acquisition date, (3) contingent consideration will be recognized at the time of acquisition, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. In April 2009, FASB issued a FASB staff position that amended SFAS 141(R) to address application issues related to contingencies in business combinations. The provisions of SFAS 141(R) are applied prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements. The prospective impact from the application of SFAS 141(R) will depend on facts and circumstances of any future business combinations. See note 1 for a discussion of the change in policy regarding acquisition costs.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP 107-1”). FSP 107-1 requires disclosure about fair value of financial instruments for interim periods as well as in annual financial statements. On June 30, 2009, the Company adopted the provisions of FSP 107-1.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”) Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. On June 30, 2009, the Company adopted the provisions of SFAS 165. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. See note 1.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”) Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities. The amendments include (1) the elimination of the exemption for qualifying special purpose entities, (2) new criteria for determining the primary beneficiary, and (3) an increase in the frequency of required reassessments to determine whether the Company is the primary beneficiary of a variable interest entity. The provisions of SFAS 167 are effective for the Company as of January 1, 2010. The Company expects that the adoption of SFAS 167 will not have a material impact on its consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

3.	Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31, 2008	June 30, 2009
Land	—	$596,100	$605,944
Buildings	40 years	35,040	35,782
Telecommunications towers	1-20 years	6,802,316	6,935,106
Transportation and other equipment	3-5 years	26,505	25,809
Office furniture and equipment	2-10 years	110,997	115,114
Construction in process	—	103,623	78,425

		7,674,581	7,796,180
Less: accumulated depreciation		(2,614,455)	(2,832,076)

		$5,060,126	$4,964,104

Depreciation expense was $191.1 million and $190.5 million for the six months ended June 30, 2008 and 2009, respectively.

4.	Intangible Assets

Virtually all of the intangible assets are recorded at CCUSA. As of June 30, 2009, $2.4 billion of the consolidated net intangible assets relate to site rental contracts. As of June 30, 2009, the accumulated amortization on the consolidated intangible assets was $401.7 million.

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2008	2009	2008	2009
Depreciation, amortization and accretion	$35,824	$36,075	$71,502	$72,089
Site rental costs of operations	1,133	1,020	2,300	2,047

Total amortization expense	$36,957	$37,095	$73,802	$74,136

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

5.	Debt and Interest Rate Swaps

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date	Outstanding Balance as of December 31, 2008	Outstanding Balance as of June 30, 2009		Stated Interest Rate as of June 30, 2009(d)
Bank debt – variable rate:
Revolver	Jan. 2007	Jan. 2010	$169,400	$—		1.7	%(g)
2007 Term Loans	Jan./March 2007	March 2014	638,625	635,375		1.8	%(g)

Total bank debt			808,025	635,375

Securitized debt – fixed rate:
2006 Mortgage Loan	Feb. 2006(a)	Feb. 2011	1,548,351	—		—
2004 Mortgage Loan	Dec. 2004(a)	Dec. 2009	290,317	219,774	(i)(c)	4.7%
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036(b)	1,550,000	1,550,000		5.7	%(b)
2005 Tower Revenue Notes	June 2005	June 2035(b)	1,900,000	1,884,179	(i)	4.9	%(b)

Total securitized debt			5,288,668	3,653,953

High yield bonds – fixed rate:
9% Senior Notes(h)	Jan. 2009	Jan. 2015	—	818,334	(f)	9.0	%(f)
7.75% Secured Notes(h)	April 2009	May 2017	—	1,165,630		7.8	%(e)
7.5% Senior Notes	Dec. 2003	Dec. 2013	51	51		7.5%

Total high yield bonds			51	1,984,015

Total indebtedness			6,096,744	6,273,343

Less: current maturities and short-term debt			466,217	248,720

Non-current portion of long-term debt			$5,630,527	$6,024,623

(a)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of Global Signal following the completion of the Global Signal Merger.
(b)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (collectively, “Tower Revenue Notes”) are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.
(c)	The 2004 Mortgage Loan is net of $1.7 million of unamortized purchase price adjustments as of June 30, 2009.
(d)	Represents the weighted-average stated interest rate.
(e)	The effective yield is approximately 8.2%, inclusive of the discount.
(f)	The effective yield is approximately 11.3%, inclusive of the discount.
(g)	The Revolver currently bears interest at a rate per annum, at the election of CCOC, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See “Interest Rate Swaps” below.
(h)	During the first four years, the Company may redeem the debt at a price equal to 100% of the principal amount, plus a “make whole” premium. After four years the debt may be redeemed at the redemption prices set forth in the respective indenture. In certain limited circumstances, the Company is required to commence offers to purchase the debt.
(i)	See note 13.

Revolver

In January 2009, the Revolver was amended to extend the maturity from January 2009 to January 2010 with a total revolving commitment of $188.0 million. The Company paid an extension fee of $9.9 million, but the credit spreads were not impacted by this amendment. As of June 30, 2009, the Revolver is undrawn, and there was $188.0 million of availability under the Revolver.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

9% Senior Notes

In January 2009, the Company issued $900.0 million principal amount of 9% senior notes (“9% Senior Notes”) in a public offering pursuant to an indenture. These 9% Senior Notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company. The proceeds from the 9% Senior Notes were $795.7 million, net of fees and discounts. The Company may use these net proceeds for general corporate purposes. As discussed below, the Company has used the net proceeds to (1) purchase its 2004 Mortgage Loan, (2) repay and purchase its 2006 Mortgage Loan in April 2009, and (3) repay the Revolver.

The 9% Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the 9% Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the 9% Senior Notes indenture) is less than 7.0 to 1.0. The Company’s Consolidated Debt to Adjusted Consolidated Cash Flow is 6.5 times, as of June 30, 2009. The 9% Senior Notes do not contain any financial maintenance covenants.

7.75% Secured Notes

On April 30, 2009, two indirect subsidiaries of the Company (“7.75% Notes Issuers”) issued $1.2 billion principal amount of 7.75% secured notes (“7.75% Secured Notes”) due 2017 pursuant to an indenture. The 7.75% Secured Notes are guaranteed by the direct and indirect subsidiaries of the 7.75% Notes Issuers (“Guarantors”). These 7.75% Secured Notes are secured on a first priority basis by a pledge of the equity interests of the Guarantors and by certain other assets of such subsidiaries. The 7.75% Secured Notes are obligations of the subsidiaries that were obligated under the 2006 Mortgage Loan, which was repaid in part through the proceeds from the 7.75% Secured Notes. The 7.75% Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the 7.75% Notes Issuers and Guarantors. The 7.75% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the Guarantors.

The proceeds from these 7.75% Secured Notes were $1.15 billion net of fees and discounts. The Company has used the net proceeds, along with other cash, to repay the 2006 Mortgage Loan.

The 7.75% Secured Notes contain restrictive covenants with which the issuing subsidiaries and the Guarantors must comply, subject to a number of exceptions and qualifications, including restrictions on their ability to incur debt, make restricted payments, incur liens, enter into certain merger or change of control transactions, enter into related party transactions and engage in certain other activities as set forth in the indenture. The 7.75% Secured Notes contain financial covenants that could result in cash being deposited in a reserve account and require the Company to offer to purchase the 7.75% Secured Notes.

Debt Purchases and Repayments

The following is a summary of the partial purchases and repayments of debt during the six months ended June 30, 2009. See note 13.

	Principal Amount	Cash Paid(a)	Gains (losses)
2004 Mortgage Loan(b)(c)	$71,995	$71,260	$549
2006 Mortgage Loan(c)	1,550,000	1,634,184	(85,654)
2005 Tower Revenue Notes(b)	15,821	16,042	(221)
Revolver	219,400	219,400	—

Total	$1,857,216	$1,940,886	$(85,326)

(a)	Exclusive of accrued interest.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

(b)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.
(c)	Includes purchases and repayments.

Interest Expense and Amortization of Deferred Financing Costs

The components of “interest expense and amortization of deferred financing costs” are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Interest expense on debt obligations	$82,492	$94,049	$165,255	$189,232
Amortization of deferred financing costs	3,842	6,739	7,674	13,035
Amortization of discounts on long-term debt	—	3,151	—	5,116
Amortization of interest rate swaps	755	5,311	1,510	6,066
Amortization of purchase price adjustments on long-term debt	943	571	1,886	1,445
Other	725	429	1,577	943

Total	$88,757	$110,250	$177,902	$215,837

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

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to mitigate such non-performance risk. The Company does not require collateral as security for its interest rate swaps. In September 2008, the Company de-designated as hedging instruments two interest rate swaps with a combined notional value of $475.0 million that are held by a subsidiary of Lehman Brothers because of the probability the counterparty would default. The interest rate swaps with Lehman Brothers have a liability of $24.9 million as of June 30, 2009. The Company’s other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better.

The following is a summary of the outstanding interest rate swaps as of June 30, 2009:

Hedged Item(a)	Combined Notional	Start Date(c)	End Date	Pay Fixed Rate(b)	Receive Variable Rate
Variable to fixed – forward starting:
2004 Mortgage Loan anticipated refinancing(g)	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing(d)	1,900,000	June 2010	June 2015	5.2%	LIBOR
Non-economic hedge(f)	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing(d)	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(e)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Inclusive of interest rate swaps not designated as hedging instruments.
(b)	Exclusive of any applicable credit spreads.
(c)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.
(d)	The hedges of the anticipated refinancing of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are inclusive of interest rate swaps having notional values of $275.0 million and $200.0 million, respectively, held by a subsidiary of Lehman Brothers.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

(e)	The Company has effectively fixed the interest rate for two years on $625.0 million of the 2007 Term Loans at a combined rate of approximately 4.1% (plus the applicable credit spread).
(f)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Mortgage Loan. See discussion below regarding the discontinuation of the hedge accounting.
(g)	See note 13.

The Company determined the refinancing of the 2006 Mortgage Loan in April 2009 via the issuance of the 7.75% Secured Notes in April 2009 did not qualify as the hedged forecasted transaction. The Company also determined in April 2009 that the hedged transaction would not occur. Consequently, the Company discontinued hedge accounting and reclassified the entire loss (approximately $133 million) from accumulated other comprehensive income (loss) to earnings in the second quarter of 2009 for these specific interest rate swaps. Currently, the Company has elected not to early settle the forward-starting interest rate swaps that hedged the refinancing of the 2006 Mortgage Loan. As a result, beginning in April 2009 these swaps are no longer economic hedges of the Company’s exposure to LIBOR on anticipated refinancing of its existing debt and changes in the fair value of the swaps are prospectively recorded in earnings until settlement in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). These non-economic hedges have a notional value of $1.55 billion, and the combined fair value is a liability of approximately $75.4 million as of June 30, 2009.

The following shows the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is $17 million for the next twelve months, inclusive of the impact of the refinancing of the 2004 Mortgage Loan in July 2009.

	Classification	Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps		December 31, 2008	June 30, 2009
Designated as hedging instruments under SFAS 133:
Current	Interest rate swaps, current	$52,539	$132,573
Non-current	Interest rate swaps, non-current	442,286	37,870
Not designated as hedging instruments under SFAS 133:
Current	Interest rate swaps, current	—	29,232
Non-current	Interest rate swaps, non-current	46,346	81,913

Total		$541,171	$281,588

Interest Rate Swaps Designated as Hedging Instruments Under SFAS 133(a)	Three Months Ended June 30,			Six Months Ended June 30,			Classification
	2008	2009		2008	2009
Gain (loss) recognized in OCI (effective portion)	$94,538	$130,802		$2,810	$173,665		OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	3,025	(5,312)		2,680	(6,469)		Interest expense and amortization of deferred financing costs

Interest Rate Swaps Not Designated as Hedging Instruments Under SFAS 133(a)	Three Months Ended June 30,			Six Months Ended June 30,			Classification
	2008	2009		2008	2009
Gain (loss) recognized in income	$—	$(59,528	)(b)	$—	$(55,733	)(b)	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.
(b)	Inclusive of the previously mentioned $133 million loss related to the interest rate swap hedging the 2006 Mortgage Loan, partially offset by income from the decrease in the liability on interest rate swaps not designated as hedging instruments.

6.	Stockholders’ Equity

In February 2009, the Company issued 59,500 shares of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense of $1.0 million for the six months ended June 30, 2009.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the CCIC stockholders and equity attributable to the noncontrolling interest.

	CCIC Stockholders				Noncontrolling Interest	Total
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, March 31, 2008	$2,823	$5,525,492	$(40,440)	$(2,441,909)	$—	$3,045,966

Issuances of capital stock, net of forfeitures	4	5,721	—	—	—	5,725
Purchases and retirement of capital stock	—	(1,975)	—	—	—	(1,975)
Stock-based compensation	—	6,622	—	—	—	6,622
Other comprehensive income(a)	—	—	62,977	—	—	62,977
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	60,339	—	60,339

Balance, June 30, 2008	$2,827	$5,535,860	$22,537	$(2,386,771)	$—	$3,174,453

	CCIC Stockholders				Noncontrolling Interest	Total
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, March 31, 2009	$2,905	$5,624,485	$(363,280)	$(2,487,822)	$(539)	$2,775,749

Issuances of capital stock, net of forfeitures	3	5,701	—	—	—	5,704
Purchases and retirement of capital stock	—	(28)	—	—	(138)	(166)
Stock-based compensation	—	8,055	—	—	—	8,055
Other comprehensive income(a)	—	—	251,295	—	(20)	251,275
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	(111,418)	(349)	(111,767)

Balance, June 30, 2009	$2,908	$5,638,213	$(111,985)	$(2,604,441)	$(1,046)	$2,923,649

	CCIC Stockholders				Noncontrolling Interest	Total
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, January 1, 2008	$2,825	$5,561,454	$26,166	$(2,423,534)	$—	$3,166,911

Issuances of capital stock, net of forfeitures	14	6,692	—	—	—	6,706
Purchases and retirement of capital stock	(12)	(44,326)	—	—	—	(44,338)
Stock-based compensation	—	12,040	—	—	—	12,040
Other comprehensive income(a)	—	—	(3,629)	—	—	(3,629)
Dividends on preferred stock	—	—	—	(10,403)	—	(10,403)
Net income (loss)	—	—	—	47,166	—	47,166

Balance, June 30, 2008	$2,827	$5,535,860	$22,537	$(2,386,771)	$—	$3,174,453

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	CCIC Stockholders				Noncontrolling Interest	Total
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, January 1, 2009	$2,885	$5,614,507	$(408,329)	$(2,493,198)	$—	$2,715,865

Issuances of capital stock, net of forfeitures	24	9,754	—	—	—	9,778
Purchases and retirement of capital stock	(1)	(1,079)	—	—	(138)	(1,218)
Stock-based compensation	—	15,031	—	—	—	15,031
Other comprehensive income(a)	—	—	296,344	—	(32)	296,312
Dividends on preferred stock	—	—	—	(10,402)	—	(10,402)
Net income (loss)	—	—	—	(100,841)	(876)	(101,717)

Balance, June 30, 2009	$2,908	$5,638,213	$(111,985)	$(2,604,441)	$(1,046)	$2,923,649

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of “other comprehensive income (loss).”

See note 11 for information regarding stock-based compensation.

7.	Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities).

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$155,219	$155,219	$334,989	$334,989
Restricted cash	152,852	152,852	195,886	195,886
Available-for-sale securities	4,216	4,216	13,176	13,176
Short-term and long-term debt	(6,096,744)	(4,803,540)	(6,273,343)	(6,279,951)
Interest rate swaps, net	(541,171)	(541,171)	(281,588)	(281,588)

The fair value of available-for-sale securities is based on quoted market prices. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company’s and the contract counterparty’s credit risk. The credit risk input for interest rate swap fair values is primarily based on implied spreads from quoted market prices on the Company’s outstanding debt and management’s knowledge of current credit spreads in the debt market. The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The estimated fair value of the Company’s debt securities is based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2008 in the Company’s valuation techniques used to measure fair values. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$334,989	—	—	$334,989
Restricted cash	195,886	—	—	195,886
Available-for-sale securities	13,176	—	—	13,176

	$544,051	—	—	$544,051

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	Liabilities at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3		Total
Interest rate swaps	$—	$—	$281,588	(a)	$281,588

(a)	As of June 30, 2009, the liability on a cash settlement basis of $310.0 million has been reduced by $28.4 million, related to credit risk (primarily the Company’s non-performance risk) to reflect the interest rate swaps at fair value.

The following is a summary of the activity for liabilities classified as level 3 fair value measurements during the three and six months ended June 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swaps
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning balance	$490,334	$541,171
Settlements	(4,603)	(8,782)
Less: Total gains (losses):
Included in earnings	(73,341)	(77,136)
Included in other comprehensive income (loss)	(130,802)	(173,665)

Ending balance	$281,588	$281,588

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$(73,341)	$(77,136)

8.	Per Share Information

Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company’s convertible notes and preferred stock, as determined under the if-converted method.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income (loss) attributable to CCIC stockholders	$60,339	$(111,418)	$47,166	$(100,841)
Dividends on preferred stock	(5,201)	(5,201)	(10,403)	(10,402)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock for basic and diluted computations	55,138	(116,619)	36,763	(111,243)

Effect of assumed dilution from potential common shares:
Interest expense on 4% convertible senior notes, net of tax	414	—	829	—

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock for dilutive computation	$55,552	$(116,619)	$37,592	$(111,243)

Weighted average number of common shares outstanding (in thousands):
Basic weighted-average number of common shares outstanding	279,428	286,449	279,384	286,181
Effect of assumed dilution from potential common shares:
Options to purchase shares of common stock	2,472	—	2,387	—
Shares of restricted common stock	644	—	588	—
4% Convertible Senior Notes	5,883	—	5,883	—

Diluted weighted-average number of common shares outstanding	288,427	286,449	288,242	286,181

Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.20	$(0.41)	$0.13	$(0.39)
Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$0.19	$(0.41)	$0.13	$(0.39)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands of shares)
Options to purchase shares of common stock(a)	—	3,590	13	3,710
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625	8,625	8,625
Restricted stock awards (note 11)	1,947	4,364	1,630	3,538

Total potential common shares	10,572	16,579	10,268	15,873

(a)	As of June 30, 2009, outstanding stock options include (1) 2.3 million options with an exercise price below $24.02 and a weighted-average exercise price of $10.75 per share and (2) 1.1 million options with an exercise price above $24.03 and a weighted-average exercise price of $28.76 per share. The options outstanding as of June 30, 2009 have a weighted-average remaining contractual term of 1.6 years.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

9.	Commitments and Contingencies

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

The Company’s reportable operating segments for the three and six months ended June 30, 2009 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$328,952	$19,571	$—	$348,523	$358,511	$17,933	$—	$376,444
Network services and other	27,016	3,974	—	30,990	32,098	1,332	—	33,430

	355,968	23,545	—	379,513	390,609	19,265	—	409,874

Costs of operations:(a)
Site rental	107,474	6,272	—	113,746	107,983	5,399	—	113,382
Network services and other	20,320	1,500	—	21,820	19,915	1,094	—	21,009
General and administrative	33,845	4,647	—	38,492	34,069	4,033	—	38,102
Asset write-down charges	4,900	93	—	4,993	6,620	675	—	7,295
Acquisition and integration costs	—	—	—	—	—	—	—	—
Depreciation, amortization and accretion	124,486	7,410	—	131,896	125,559	6,038	—	131,597

Operating income (loss)	64,943	3,623	—	68,566	96,463	2,026	—	98,489
Interest expense and amortization of deferred financing costs	(88,032)	(6,769)	6,044	(88,757)	(109,821)	(3,434)	3,005	(110,250)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(98,676)	—	—	(98,676)
Net gain (loss) on interest rate swaps	—	—	—	—	(59,528)	—	—	(59,528)
Interest and other income (expense)	6,254	(4)	(6,044)	206	6,025	229	(3,005)	3,249
Benefit (provision) for income taxes	80,917	(593)	—	80,324	55,242	(293)	—	54,949

Net income (loss)	64,082	(3,743)	—	60,339	(110,295)	(1,472)	—	(111,767)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—	(349)	—	(349)

Net income (loss) attributable to CCIC stockholders	$64,082	$(3,743)	$—	$60,339	$(110,295)	$(1,123)	$—	$(111,418)

Capital expenditures	$131,980	$8,767	$—	$140,747	$38,282	$1,342	$—	$39,624

Total assets (at period end)					$10,521,857	$274,392	$(243,836)	$10,552,413

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$652,700	$40,856	$—	$693,556	$709,206	$34,905	$—	$744,111
Network services and other	50,850	5,728	—	56,578	65,549	3,124	—	68,673

	703,550	46,584	—	750,134	774,755	38,029	—	812,784

Costs of operations:(a)
Site rental	213,906	12,220	—	226,126	212,962	10,118	—	223,080
Network services and other	37,679	2,552	—	40,231	40,834	2,236	—	43,070
General and administrative	64,877	8,601	—	73,478	67,378	7,361	—	74,739
Asset write-down charges	6,204	93	—	6,297	10,666	720	—	11,386
Acquisition and integration costs	2,504	—	—	2,504	—	—	—	—
Depreciation, amortization and accretion	249,296	14,633	—	263,929	251,082	13,691	—	264,773

Operating income (loss)	129,084	8,485	—	137,569	191,833	3,903	—	195,736
Interest expense and amortization of deferred financing costs	(176,325)	(12,994)	11,417	(177,902)	(214,898)	(7,131)	6,192	(215,837)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(85,326)	—	—	(85,326)
Net gain (loss) on interest rate swaps	—	—	—	—	(55,733)	—	—	(55,733)
Interest and other income (expense)	13,679	254	(11,417)	2,516	9,112	83	(6,192)	3,003
Benefit (provision) for income taxes	86,102	(1,119)	—	84,983	57,046	(606)	—	56,440

Net income (loss)	52,540	(5,374)	—	47,166	(97,966)	(3,751)	—	(101,717)
Less: Net income (loss) attributable to the noncontrolling interest	—	—	—	—	—	(876)	—	(876)

Net income (loss) attributable to CCIC stockholders	$52,540	$(5,374)	$—	$47,166	$(97,966)	$(2,875)	$—	$(100,841)

Capital expenditures	$192,057	$10,377	$—	$202,434	$75,633	$3,275	$—	$78,908

Total assets (at period end)					$10,521,857	$274,392	$(243,836)	$10,552,413

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2008 and 2009.

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$64,082	$(3,743)	$—	$60,339	$(110,295)	$(1,472)	$—	$(111,767)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,900	93	—	4,993	6,620	675	—	7,295
Acquisition and integration costs	—	—	—	—	—	—	—	—
Depreciation, amortization and accretion	124,486	7,410	—	131,896	125,559	6,038	—	131,597
Interest expense and amortization of deferred financing costs	88,032	6,769	(6,044)	88,757	109,821	3,434	(3,005)	110,250
Gains (losses) on purchases and redemptions of debt	—	—	—	—	98,676	—	—	98,676
Net gain (loss) on interest rate swaps	—	—	—	—	59,528	—	—	59,528
Interest and other income (expense)	(6,254)	4	6,044	(206)	(6,025)	(229)	3,005	(3,249)
(Benefit) provision for income taxes	(80,917)	593	—	(80,324)	(55,242)	293	—	(54,949)
Stock-based compensation expense	6,622	937	—	7,559	8,055	1,426	—	9,481

Adjusted EBITDA	$200,951	$12,063	$—	$213,014	$236,697	$10,165	$—	$246,862

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$52,540	$(5,374)	$—	$47,166	$(97,966)	$(3,751)	$—	$(101,717)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	6,204	93	—	6,297	10,666	720	—	11,386
Acquisition and integration costs	2,504	—	—	2,504	—	—	—	—
Depreciation, amortization and accretion	249,296	14,633	—	263,929	251,082	13,691	—	264,773
Interest expense and amortization of deferred financing costs	176,325	12,994	(11,417)	177,902	214,898	7,131	(6,192)	215,837
Gains (losses) on purchases and redemptions of debt	—	—	—	—	85,326	—	—	85,326
Net gain (loss) on interest rate swaps	—	—	—	—	55,733	—	—	55,733
Interest and other income (expense)	(13,679)	(254)	11,417	(2,516)	(9,112)	(83)	6,192	(3,003)
(Benefit) provision for income taxes	(86,102)	1,119	—	(84,983)	(57,046)	606	—	(56,440)
Stock-based compensation expense	12,040	1,674	—	13,714	15,031	2,332	—	17,363

Adjusted EBITDA	$399,128	$24,885	$—	$424,013	$468,612	$20,646	$—	$489,258

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Major Customers

The following table summarizes the percentage of the consolidated revenues from those customers accounting for more than 10% of the consolidated revenues.

Six Months Ended June 30, 2009
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

Restricted Common Stock

A summary of restricted stock activity for the six months ended June 30, 2009 is as follows:

Number of Shares
(In thousands of shares)
Shares outstanding at December 31, 2008	2,749
Shares granted(a)	2,230
Shares vested	(202)
Shares forfeited	(450)

Shares outstanding at June 30, 2009	4,327

(a)	Weighted-average grant-date fair value of $10.02 per share and a weighted-average requisite service period of 2.6 years. The awards with market conditions included an expected volatility of 46% in the Monte Carlo simulation used to measure grant date fair value.

During the six months ended June 30, 2009, the Company granted 0.8 million shares of restricted stock awards that time vest over a three-year period. During the six months ended June 30, 2009, the Company granted 1.4 million shares of restricted stock awards (“2009 performance awards”) to the Company’s executives and certain other employees which may vest on the third anniversary of the grant date subject to a market condition. The number of 2009 performance awards that may cliff vest on the third anniversary of the grant date is based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. If the highest average price achieved during the performance period is the minimum, target and maximum prices of $23.15, $28.10 and $39.06, then 25%, 50% or 100%, respectively, of the 2009 performance awards vest. Achieving a highest average price equal to the minimum price, target price or maximum price would require the common stock

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

to achieve a compound annual growth rate (CAGR) of approximately 13%, 21% or 35%, respectively, from the grant date closing common stock price per share of $15.99. If the highest average price achieved during the performance period is between the minimum, target and maximum prices then the percentage of the shares that vest is determined based on a pro rata basis in relation to the minimum, target and maximum price. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

The Company recognized stock-based compensation expense related to restricted stock awards of $10.8 million and $14.0 million for the six months ended June, 2008 and 2009, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of June 30, 2009 is $38.7 million.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense. For the three and six months ended June 30, 2009, the Company recorded tax benefits of $2.8 million and $5.3 million, respectively, related to stock-based compensation expenses.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2009
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$210	$—	$210	$266	$—	$266
Network services and other costs of operations	238	—	238	343	—	343
General and administrative expenses	6,174	937	7,111	7,446	1,426	8,872

	$6,622	$937	$7,559	$8,055	$1,426	$9,481

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2009
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$508	$—	$508	$469	$—	$469
Network services and other costs of operations	371	—	371	595	—	595
General and administrative expenses	11,161	1,674	12,835	13,967	2,332	16,299

	$12,040	$1,674	$13,714	$15,031	$2,332	$17,363

12.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2008	2009
Supplemental disclosure of cash flow information:
Interest paid	$164,867	$145,643
Income taxes paid	3,382	4,424
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities	(23,191)	8,960
Increase (decrease) in the fair value of interest rate swaps (note 5)	7,770	(174,067)

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

13.	Subsequent Events

Debt Purchases

The following is a summary of the purchases of debt through August 5, 2009.

	Principal Amount	Cash Paid (a)	Gain (losses) on Purchases
2005 Tower Revenue Notes(b)	$180,415	$181,807	$(2,110)

Total purchases	$180,415	$181,807	$(2,110)

(a)	Exclusive of accrued interest.
(b)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.

2009 Securitized Notes

On July 31, 2009, indirect subsidiaries of the Company (“2009 Securitized Notes Issuers”) issued $250 million principal amount of senior secured notes, series 2009-1 (“2009 Securitized Notes”) pursuant to an indenture. Such subsidiaries hold a portion of the U.S. towers acquired in the Global Signal Merger. The 2009 Securitized Notes are secured on a first priority basis by a pledge of the equity interests of the subsidiaries holding such towers and by certain other assets of such subsidiaries. The 2009 Securitized Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the 2009 Securitized Notes Issuers and the indirect subsidiary of the Company that is the direct parent of the 2009 Securitized Notes Issuers. The 2009 Securitized Notes will be paid solely from the cash flows generated from operations of the towers held by the issuers of the 2009 Securitized Notes. The Company has used the net proceeds to repay the portion of the 2004 Mortgage Loan not previously purchased.

The 2009 Securitized Notes consist of $175 million of principal that amortizes during the period beginning in January 2010 and ending in 2019, and $75 million of principal that amortizes during the period beginning in 2019 and ending in 2029.

The Company may prepay the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the closing date, provided it is accompanied by any applicable prepayment consideration.

The indenture governing the 2009 Securitized Notes contains covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The 2009 Securitized Notes contain financial covenants that could result in cash being deposited in a reserve account, with such cash being applied to repay the debt.

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

General Overview

Overview

As of June 30, 2009, we owned, leased or managed in excess of 24,000 towers for wireless communications. Revenues generated from our core site rental business represented 92% of our second quarter 2009 consolidated revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.

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

In March 2009, we entered into an agreement to provide certain management, construction and acquisition services for a third party as to certain tower opportunities in the United States for a period of 24 months. The arrangement should permit us to maintain our construction and acquisition capacities and expertise and further our good relationships with certain major customers with limited capital commitments and expenditures as to such towers.

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

•

The challenging credit markets and global economic recession continued during the first half of 2009. Although the credit markets improved somewhat during 2009 from the fourth quarter of 2008, as seen in the decrease in credit spreads and improved liquidity in the market place, the extent and length of the global economic recession is difficult to predict. The following is a discussion of the potential impact on us from the credit markets and global economic recession:

•

Historically, aggregate capital spending and the associated demand for our towers by wireless communication companies have been relatively stable over the last several years, although we did see reductions during prior economic downturns. We do not expect the current economic conditions to significantly impact the long-term growth in wireless voice and data demand, which has historically been the predominate driver of demand for our towers over the long-term. Consequently, we currently do not anticipate any negative impact on our revenues or a material reduction in tenant additions over the foreseeable future. In addition, we expect site rental revenues for 2009 of between $1.520 billion and $1.530 billion, representing growth rates from 2008 of between 8% and 9%.

•

As seen in our issuances of debt during 2009, our borrowing costs on these new debt issuances are higher than on our existing debt, which has negatively impacted our cash flows. Unless credit markets improve, our prospective debt refinancings will likely have higher costs than the debt we recently refinanced. In light of the current challenges in the credit markets, beginning in the fourth quarter of 2008 we have reduced our discretionary capital expenditures in order to retire our indebtedness. Over the near term, we expect to continue to invest the majority of our available cash toward the retirement of debt and resume discretionary investments depending upon the credit environment. See “Item 2. MD&A—Liquidity and Capital Resources.”

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

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009		Percent Change(b)
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(Dollars in thousands)
Net revenues:
Site rental	$348,523	92%	$376,444	92%	8%
Network services and other	30,990	8%	33,430	8%	8%

	379,513	100%	409,874	100%	8%

Operating expenses:
Costs of operations(a):
Site rental	113,746	33%	113,382	30%	—
Network services and other	21,820	70%	21,009	63%	(4)%

Total costs of operations	135,566	36%	134,391	33%	(1)%
General and administrative	38,492	10%	38,102	9%	(1)%
Asset write-down charges	4,993	1%	7,295	2%	46%
Acquisition and integration costs	—	—	—	—	*
Depreciation, amortization and accretion	131,896	35%	131,597	32%	—

Operating income (loss)	68,566	18%	98,489	24%	44%
Interest expense and amortization of deferred financing costs	(88,757)	(23)%	(110,250)	(27)%	24%
Gains (losses) on purchases and redemption of debt	—	—	(98,676)	(24)%	*
Net gain (loss) in interest rate swaps	—	—	(59,528)	(15)%	*
Interest and other income (expense)	206	—	3,249	1%	*

Income (loss) before income taxes	(19,985)	(5)%	(166,716)	(41)%	*
Benefit (provision) for income taxes	80,324	21%	54,949	14%	(32)%

Net income (loss)	60,339	16%	(111,767)	(27)%	*
Less: Net income (loss) attributable to the noncontrolling interest	—	—	(349)	—	*

Net income (loss) attributable to CCIC stockholders	$60,339	16%	$(111,418)	(27)%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009		Percent Change(b)
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(Dollars in thousands)
Net revenues:
Site rental	$693,556	92%	$744,111	92%	7%
Network services and other	56,578	8%	68,673	8%	21%

	750,134	100%	812,784	100%	8%

Operating expenses:
Costs of operations(a):
Site rental	226,126	33%	223,080	30%	(1)%
Network services and other	40,231	71%	43,070	63%	7%

Total costs of operations	266,357	36%	266,150	33%	—
General and administrative	73,478	10%	74,739	9%	2%
Asset write-down charges	6,297	1%	11,386	1%	81%
Acquisition and integration costs	2,504	—	—	—	*
Depreciation, amortization and accretion	263,929	35%	264,773	33%	—

Operating income (loss)	137,569	18%	195,736	24%	42%
Interest expense and amortization of deferred financing costs	(177,902)	(23)%	(215,837)	(27)%	21%
Gains (losses) on purchases and redemption of debt	—	—	(85,326)	(10)%	*
Net gain (loss) in interest rate swaps	—	—	(55,733)	(7)%	*
Interest and other income (expense)	2,516	—	3,003	—	19%

Income (loss) before income taxes	(37,817)	(5)%	(158,157)	(20)%	*
Benefit (provision) for income taxes	84,983	11%	56,440	7%	(34)%

Net income (loss)	47,166	6%	(101,717)	(13)%	*
Less: Net income (loss) attributable to the noncontrolling interest	—	—	(876)	—	*

Net income (loss) attributable to CCIC stockholders	$47,166	6%	$(100,841)	(13)%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

Second Quarter 2008 and 2009. Our consolidated results of operations for the second quarter of 2008 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 106% and 99% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

First Half 2008 and 2009. Our consolidated results of operations for the first half of 2008 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 93% and 95% of consolidated gross margins, and (3) 111% and 97% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

Comparison of Operating Segments

Our reportable operating segments for the second quarter of 2009 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

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

CCUSA — Second Quarter 2008 and 2009

Net revenues for the second quarter of 2009 increased by $34.6 million, or 10%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $29.6 million, or 9%, for the same period. This increase in site rental revenues was driven primarily by (1) new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, (2) impact of straight-line accounting from renewal of customer leases, (3) escalations net of the impact of straight-line accounting, and (4) cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Network services and other revenues for the second quarter of 2009 increased by $5.1 million, or 19%, from the same period in the prior year. The increase in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the second quarter of 2009 increased by $29.1 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for second quarter of 2009 increased by three percentage points, to 70%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $29.1 million incremental margin represents 98% of the related increase in site rental revenues.

General and administrative expenses for the second quarter of 2009 increased by $0.2 million from the same period in the prior year, but decreased to 9% of net revenues from 10%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 11 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation and salary and employee benefits, partially offset by cost management initiatives. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the second quarter of 2009 increased by $35.7 million, or 18%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and service businesses, including the high incremental margin on the new tenant additions.

Depreciation, amortization and accretion for the second quarter of 2009 increased by $1.1 million, or 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the second quarter of 2008 and the second quarter of 2009.

During the second quarter of 2009, we refinanced our 2006 mortgage loan in order to extend the maturity of our debt portfolio. As a result of purchasing and early retiring the 2006 mortgage loan, we incurred a net loss of $98.3 million for the second quarter of 2009 inclusive of the make whole payment. The increase in interest expense and amortization of deferred financing costs of $21.8 million, or 25%, from the second quarter of 2008 to 2009 predominately resulted from refinancing our debt during the first half of 2009 with new debt that has higher borrowing costs. The refinancing of the 2006 mortgage loan did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting, which resulted in discontinuing hedge accounting and reclassification of a loss of $133 million from accumulated other comprehensive income (loss) to earnings in the second quarter of 2009. This loss was partially offset by gains on interest rate swaps that resulted from a decrease in the liability for those swaps not subject to hedge accounting. For a further discussion of the debt refinancing and the interest rate swaps see note 5 to our condensed consolidated financial statements, “Item 2. MD&A-Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

The benefit (provision) for income taxes for the second quarter of 2009 was a benefit of $55.2 million, representing a decrease of $25.7 million from the same period in the prior year. The benefit for income taxes for the second quarter of 2008 is inclusive of tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return for 2004. The benefit for income taxes for the second quarter of 2009 is inclusive of a $5.2 million reversal of state tax valuation allowances. The effective tax rate for the second quarter of 2009 differs from the federal statutory rate predominately due to these state tax benefits.

Net income (loss) attributable to CCIC stockholders for the second quarter of 2009 was a loss of $110.3 million inclusive of (1) net losses from purchases and early retirement of debt of $98.7 million and (2) net losses from interest rate swaps of $59.5 million. Net income (loss) attributable to CCIC stockholders for the second quarter of 2008 was income of $64.1 million inclusive of tax benefits of $74.9 million resulting from the completion of an IRS examination. The change from net income to net loss was predominately due to (1) the previously mentioned charges and benefits and (2) the previously mentioned increase in interest expense of $21.8 million, and are partially offset by (3) growth in our core site rental business.

CCUSA — First half 2008 and 2009

Net revenues for the first half of 2009 increased by $71.2 million, or 10%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $56.5 million, or 9%, for the same period. This increase in site rental revenues was driven primarily by (1) new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, (2) impact of straight-line accounting from renewal of customer leases, (3) escalations net of the impact of straight-line accounting, and (4) cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Network services and other revenues for the first half of 2009 increased by $14.7 million, or 29%, from the same period in the prior year. The increase in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the first half of 2009 increased by $57.5 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for first half of 2009 increased by three percentage points, to 70%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $57.5 million incremental margin represents 102% of the related increase in site rental revenues.

General and administrative expenses for the first half of 2009 increased by $2.5 million, or 4%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 11 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation and salary and employee benefits, partially offset by the realization of certain cost management initiatives. In addition, general and administrative expenses were 9% of net revenues for both the first half of 2008 and 2009. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the first half of 2009 increased by $69.5 million, or 17%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Depreciation, amortization and accretion for the first half of 2009 increased by $1.8 million, or 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the first half of 2008 and 2009.

During the first half of 2009, we refinanced our 2006 mortgage loan in order to extend the maturity of our debt portfolio. As a result of purchasing and early retiring the 2006 mortgage loan, we incurred a net loss of $85.7 million for the first half of 2009 inclusive of the make whole payment. The increase in interest expense and amortization of deferred financing costs of $38.6 million, or 22%, from the first half of 2008 to 2009 predominately resulted from refinancing our debt with new debt that has higher borrowing costs. The refinancing of the 2006 mortgage loan did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting, which resulted in discontinuing hedge accounting and reclassifying $133 million from AOCI to earnings in the second quarter of 2009. This loss was partially offset by gains on interest rate swaps that resulted from a decrease in the liability for those swaps not subject to hedge accounting. For a further discussion of the debt refinancing and the interest rate swaps see note 5 to our condensed consolidated financial statements, “Item 2. MD&A-Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

The benefit (provision) for income taxes for the first half of 2009 was a benefit of $57.0 million, representing a decrease of $29.1 million from the same period in the prior year. The benefit for income taxes for the first half of 2008 is inclusive of tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return from 2004. The benefit for income taxes for the first half of 2009 is inclusive of a $10.5 million reversal of state tax valuation allowances. The effective tax rate for the first half of 2009 differs from the federal statutory rate predominately due to these state tax benefits.

Net income (loss) attributable to CCIC stockholders for the first half of 2009 was a loss of $98.0 million, inclusive of (1) net losses from purchases and early retirement of debt of $85.3 million and (2) net losses from interest rate swaps of $55.7 million. Net income (loss) attributable to CCIC stockholders for the first half of 2008 was income of $52.5 million, inclusive of tax benefits of $74.9 million resulting from the completion of an IRS examination. The change from net income to net loss was predominately due to (1) the previously mentioned charges and benefits and (2) the previously mentioned increase in interest expense of $38.6 million, and are partially offset by (3) growth in our core site rental business.

CCAL — Second Quarter 2008 and 2009

The increases and decreases between the second quarter of 2008 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for the second quarter of 2009 was approximately 0.76, a decrease of 19% from approximately 0.94 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the second quarter of 2009 decreased by $4.3 million, or 18%, from the same period in the prior year. Site rental revenues for the second quarter of 2009 decreased by $1.6 million, or 8%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $4.7 million and $4.3 million, respectively, and accounted for a decline of 20% and 22%, respectively, for the second quarter of 2009 from the same period in the prior year. The impact of exchange rates on net revenues and site rental revenues were partly mitigated by various other factors, including new tenant additions on our towers and towers acquired after the second quarter of 2008. Tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the second quarter of 2009 decreased by $1.9 million, or 16%, from the same period in the prior year. Adjusted EBITDA was negatively impacted by the exchange rate fluctuations. Site rental gross margins decreased by $0.8 million, or 6%, for the second quarter of 2009, from $13.3 million. Site rental gross margins as a percentage of site rental revenues increased by two percentage points to 70% from the same period in the prior year.

Net income (loss) attributable to CCIC stockholders for the second quarter of 2009 was a net loss of $1.1 million, compared to a net loss of $3.7 million for the second quarter of 2008. The decrease in net loss was primarily driven by (1) a decrease in interest expense and amortization of deferred financing costs of $3.3 million, the majority of which is due to a decrease in the variable interest rate of our intercompany debt, and (2) exchange rate fluctuations.

CCAL — First half 2008 and 2009

The increases and decreases between the first half of 2008 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate for the first half of 2009 was approximately 0.71, a decrease of 23% from approximately 0.92 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first half of 2009 decreased by $8.6 million, or 18%, from the same period in the prior year. This decrease in net revenues primarily resulted from a decrease in site rental revenues of $6.0 million, or 15%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $11.3 million and $10.4 million, respectively, and accounted for a decline of 24% and 25%, respectively, for the six months of 2009 from the same period in the prior year. The impact of exchange rates on net revenues and site rental revenues were partly mitigated by various other factors, including new tenant additions on our towers and towers acquired after the first half of 2008. Tenant additions were influenced by the continued development of several 3G networks in Australia.

Adjusted EBITDA for the first half of 2009 decreased by $4.2 million, or 17%, from the same period in the prior year. Adjusted EBITDA was negatively impacted by exchange rate fluctuations. Site rental gross margins decreased by $3.8 million, or 13%, to 71% of site rental revenues, for the half of 2009, from $28.6 million, or 70% of site rental revenues for the first half of 2008.

Net income (loss) attributable to CCIC stockholders for the first half of 2009 was a net loss of $2.9 million, compared to a net loss of $5.4 million in the first half of 2008. The decrease in net loss was primarily driven by (1) decrease in interest expense and amortization of deferred financing costs of $5.9 million, the majority of which is due to a decrease in the variable interest rate of our intercompany debt, and (2) exchange rate fluctuations.

Liquidity and Capital Resources

Overview

General. Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash from operations have exceeded our cash interest payments and sustaining capital expenditures and provided us with cash available for discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Given the current conditions in the credit markets, we currently expect to limit our discretionary investments and use the majority of our cash to purchase or repay our debt and settle our interest rate swaps. Historically, we invested our available cash in discretionary investments such as those discussed in “Item 1. Business—Strategy,” which we expect to resume in the future depending upon the credit environment and availability of liquidity in the capital markets.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 5 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2009 Pro Forma(a)
(In thousands of dollars)
Cash and cash equivalents(b)	$176,914
Undrawn revolver availability	188,000
Debt	6,123,154
Redeemable preferred stock	315,190
CCIC stockholders’ equity	2,919,842

(a)	Pro forma for the issuance of 2009 securitized notes and the repayment and the purchases of debt in July 2009.
(b)	Exclusive of $195.9 million of restricted cash.

Debt Maturities and Recent Events. In light of the global economic recession and the current challenging credit markets, we have taken the following actions to extend and ladder our debt maturities and retire our debt with cash flows from operations.

•

We have reduced discretionary capital expenditures in order to increase liquidity available to retire our debt. Of the nearly $550 million of cash flows from operating activities that we currently expect to generate during full year 2009, we currently expect to use roughly $175 million of such cash flow on capital expenditures, although our actual aggregate capital expenditures may be greater than or less than this amount depending upon several factors, including the availability of financing.

•

In January 2009, we issued 9% senior notes due in 2015 and received net proceeds of $795.7 million. As discussed herein, we have predominately used the net proceeds to purchase and repay a portion of our 2006 mortgage loan, purchase a portion of the 2004 mortgage loan, and repay our revolving credit facility. See “Item 2. MD&A—Liquidity and Capital Resources—Financing Activities” for a further discussion of these 9% senior notes.

•

In April 2009, we issued 7.75% secured notes due in 2017 and received net proceeds of $1.15 billion. As discussed herein, we have used the net proceeds, along with other cash, to repay the 2006 mortgage loan.

•

In July 2009, we issued 2009 securitized notes with a weighted-average rate of 7.1% at par and received net proceeds of $246.3 million. As discussed herein, we have used the net proceeds to repay the portion of the 2004 mortgage loan not previously purchased.

•

During the first four months of 2009, we purchased a portion of our 2006 mortgage loan and repaid the remaining balance in April 2009 using an aggregate $1.63 billion of cash to effect these purchases and repayment, exclusive of accrued interest. During the first four months of 2009, we purchased a portion of our 2004 mortgage loan and repaid the remaining balance in July 2009, using an aggregate $293.8 million of cash (excluding accrued interest). During the second quarter of 2009 and July 2009, we purchased an aggregate $196.2 million of tower revenue notes for $197.8 million in cash. In addition, during the first quarter of 2009, we repaid our revolving credit facility.

These efforts to repay and refinance our debt are being undertaken to prudently manage our liquidity as a result of the global economic recession and the current credit environment. We also plan on endeavoring to refinance the tower revenue notes with new debt on or before their anticipated repayment or maturity dates. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers and the state of the capital markets. If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities. See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

As a result of these actions, we have refinanced a significant amount of our debt, thereby extending the weighted-average maturity of our debt and laddering the maturities while prudently managing our leverage ratio and cost of debt. We do not anticipate the need to access the capital markets to refinance our existing debt for five years, although we plan on endeavoring to refinance the tower revenue notes on or before their anticipated repayment dates in 2010 and 2011. Our debt and preferred stock maturities as of June 30, 2009, pro forma for the issuance of the 2009 securitized notes and the repayment and purchases of debt in July 2009, are summarized as follows:

•	Over the next twelve months we have no debt maturities other than principal payments on amortizing debt. In addition, our undrawn revolving credit agreement expires in January 2010.

•	Our 2009 securitized notes ($250 million) issued in July 2009 fully amortize during the period beginning January 2010 and ending in 2029.

•	We are required to redeem all outstanding shares of our 6.25% convertible preferred stock in August 2012 for approximately $318.0 million in cash.

•

Our debt maturities include a term loan ($606.1 million) due in 2014. Based on our existing cash and anticipated cash flow from operations, we do not anticipate the need to access the capital markets to refinance our existing debt until 2014 when the term loan matures, but we may access the capital markets sooner depending upon the state of the capital markets and our ability to obtain financing at commercially reasonable terms.

•	Our 9% senior notes ($900.0 million) issued in January 2009 are due in 2015.

•	Our 7.75% secured notes ($1.20 billion) issued in April 2009 are due in 2017.

•

Our tower revenue notes (totaling $3.3 billion) have final maturities in 2035 and 2036. However, if our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010—$1.7 billion or November 2011—$1.55 billion) then the interest rates increase by approximately 5% per annum (to between approximately 10% to 11%) and then substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (Excess Cash Flow as defined in the tower revenue notes indenture) will be used to repay principal. The Excess Cash Flow of the issuers of the tower revenue notes was approximately $390 million for the annualized quarter ended June 30, 2009, representing approximately two-thirds of our consolidated cash flows from operations for 2008. Should this occur, we anticipate having sufficient liquidity to operate our existing business with no impact to our operations.

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

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2008	2009	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$216,111	$269,458	$53,347
Investing activities	(201,317)	(77,475)	123,842
Financing activities	7,359	(9,515)	(16,874)
Effect of exchange rate changes on cash	1,356	(2,698)	(4,054)

Net increase (decrease) in cash and cash equivalents	$23,509	$179,770	$156,261

Operating Activities

The increase in net cash provided by operating activities for the first half of 2009 of $53.3 million, or 25%, from 2008 was primarily due to growth in our site rental business. We expect net cash provided by operating activities for the year ended December 31, 2009 will be greater than the year ended December 31, 2008, primarily as a result of our anticipated growth in our core site rental business. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments and receipts.

Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Six Months Ended June 30,
	2008	2009	Change
	(In thousands of dollars)
Land purchases	$100,572	$5,133	$(95,439)
Construction or purchases of towers	57,818	10,741	(47,077)
Sustaining	8,777	10,100	1,323
Tower improvements and other	35,267	52,934	17,667

Total	$202,434	$78,908	$(123,526)

As previously mentioned, we have reduced our total capital expenditures from our 2008 levels in order to retire our debt. These reductions in capital expenditures include reductions in purchases of land, and construction and purchase of towers. Reductions in capital expenditures related to customer installations are not contemplated. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures.

•

Other than sustaining capital expenditures, which we expect to be approximately $26 million to $31 million for the year ended December 31, 2009, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $175 million of our cash flow on capital expenditures for full year 2009, with approximately $100 million of our capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement.

•

While we have reduced our purchases of land, we expect to continue to extend the terms of ground leases for land under our towers which requires substantially less liquidity than purchases of land, although we may increase our purchases of land in the future.

Financing Activities

9% Senior Notes. In January 2009, we issued $900.0 million principal amount of 9% senior notes due 2015 in a public offering pursuant to an indenture. These 9% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% senior notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of ours. The 9% senior notes bear interest at a rate of 9.0% per annum, payable semi-annually beginning on July 15, 2009. We have used a portion of the net proceeds to purchase part of our mortgage loans and repay our revolving credit facility. See note 5 to our consolidated financial statements.

The 9% senior notes contain restrictive covenants that are discussed in “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

7.75% Secured Notes. On April 30, 2009, two of our indirect subsidiaries issued $1.2 billion principal amount of 7.75% secured notes due 2017 pursuant to an indenture. These 7.75% secured notes are secured on a first priority basis by a pledge of the equity interests of the Guarantors, and by certain other assets of the Guarantors. The 7.75% secured notes are obligations of the subsidiaries that were obligated under the mortgage loan that was repaid. The 7.75% secured notes will not be guaranteed by and will not be obligations of CCIC or any of its subsidiaries other than the 7.75% Notes Issuers and Guarantors. The 7.75% secured notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the Guarantors. These 7.75% secured notes bear interest at a rate of 7.75% per annum, payable quarterly beginning on August 1, 2009. As discussed herein, we have used the net proceeds to repay the portion of our 2006 mortgage loan not previously purchased. See note 5 to our consolidated financial statements.

See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” for a discussion of debt covenants.

2009 Securitized Notes. On July 31, 2009, certain indirect subsidiaries of ours issued $250 million principal amount of 2009 securitized notes pursuant to an indenture. Such subsidiaries hold a portion of the U.S. towers acquired in the Global Signal Merger. The 2009 securitized notes are secured on a first priority basis by a pledge of the equity interests of the subsidiaries holding such towers and by certain other assets of such subsidiaries. The 2009 securitized notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the 2009 Securitized Notes Issuers and the indirect subsidiary of ours that is the direct parent of the 2009 Securitized Notes Issuers. We have used the net proceeds to repay the portion of our 2004 mortgage loan not previously purchased. See note 13 to our consolidated financial statements.

The 2009 securitized notes consist of $175 million of principal amount that amortizes during the period beginning in January 2010 and ending in 2019, and $75 million of principal amount that amortizes during the period beginning in 2019 and ending in 2029. The life of the 2009 securitized notes is substantially longer than the five year balloon maturities that we previously obtained in the securitization market. The 2009 securitized debt was rated investment grade with tranche ratings of A2 and A3 from Moody’s.

See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” for a discussion of debt covenants.

Debt Purchases and Repayments. The following is a summary of our partial purchases and repayments of debt during the seven months ended July 31, 2009.

	Principal Amount	Cash Paid(a)	Gains (losses)
	(In thousands of dollars)
2004 Mortgage Loan(c)	$293,505	$293,777	$(2,195)
2006 Mortgage Loan(c)	1,550,000	1,634,184	(85,654)
2005 Tower Revenue Notes(b)	196,236	197,849	(2,330)
Revolver	219,400	219,400	—

Total purchases	$2,259,141	$2,345,210	$(90,179)

(a)	Exclusive of accrued interest.
(b)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at our subsidiaries.
(c)	Includes purchases and repayments.

Credit Agreement. In January 2009, we amended the revolving credit facility to extend the maturity until January 2010 with a total revolving commitment to $188.0 million. We paid an extension fee of $9.9 million, but our credit spreads were not impacted by this amendment. As of June 30, 2009, we had no amount outstanding under the revolving credit facility. Availability of the revolving credit facility at any time is determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 5 to our condensed consolidated financial statements for a further discussion of our interest rate swaps including the potential impact on our cash obligations and our earnings and information concerning interest rate swaps that no longer represent economic hedges.

Common Stock Activity. As of December 31, 2008 and June 30, 2009, we had 288.5 million and 290.8 million common shares outstanding.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations related to our outstanding borrowings and interest rate swaps as of June 30, 2009 after giving effect to (1) the 2009 securitized notes issued in July 2009 and (2) the repayments and purchases of debt in July 2009. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes. Our other contractual obligations did not materially change from the amounts disclosed in our 2008 Form 10-K. See footnote (a).

	Six Months Ending December 31,	Years Ending December 31,
Selected Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Totals
	(In thousands of dollars)
Debt(a) (b)	$3,250	$18,415	$23,154	$24,469	$25,222	$6,144,680	$6,239,190
Interest payments on debt(a) (b)	183,827	412,751	461,219	534,386	533,237	7,974,797	10,100,217
Interest rate swaps(c)	36,667	133,750	139,569	—	—	—	309,986

Total	$233,744	$564,916	$623,942	$558,855	$558,459	$14,119,477	$16,649,393

(a)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The annualized Excess Cash Flow of the Issuers is currently approximately $390 million.
(b)	Reflects the quarterly principal installments of $1.6 million on the term loans issued in 2007 and the remaining outstanding amount due in January 2014, as well as the principal payments owed under the 2009 securitized notes. Interest payments on the floating rate debt are based on estimated rates in effect during the third quarter of 2009 exclusive of the impact of our interest rate swaps.
(c)	Our interest rate swaps require cash settlement to or from us in the future. Amounts represent cash settlement values as of June 30, 2009. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

The financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants, are as follows:

	Debt	Covenant Requirement	Pro forma as of June 30, 2009
Consolidated Leverage Ratio(b)	Credit Agreement	<8.25	5.6	(a)
Consolidated Interest Coverage Ratio(c)	Credit Agreement	>2.00	2.6	(a)

(a)	Pro forma for the issuance of the 2009 securitized notes and the repayment and purchases of debt in July 2009.
(b)	For consolidated CCOC, ratio of Consolidated Total Debt (as defined in the credit agreement) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four.
(c)	For consolidated CCIC, ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement).

The ratios applicable to the cash trap reserve covenants under our debt agreements are as follows:

	Debt	Covenant Requirement(a)	Pro forma as of June 30, 2009
Debt Service Coverage Ratio(b)	Tower Revenue Notes	>1.75	3.0
Debt Service Coverage Ratio(c)	2009 Securitized Notes	>1.30	2.3
Consolidated Fixed Charge Coverage Ratio(d)	7.75% Secured Notes	>1.35	2.5

(a)	The 2009 securitized notes and tower revenue notes also have amortization coverage thresholds of 1.15 and 1.45, respectively. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the reserve account exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in the reserve account.
(b)	Ratio of Net Cash Flow (as defined in the tower revenue notes indenture) to the amount of interest to be paid over the succeeding 12 months.
(c)	Ratio of Net Cash Flow (as defined in the 2009 securitized notes agreement) to the amount of interest required to be paid over the succeeding 12 months.
(d)	Ratio of Net Cash Flow (as defined in the 7.75% secured notes indenture) to the amount of interest required to be paid over the succeeding 12 months.

The 9% senior notes contain restrictive covenants with which we and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Consolidated Debt (as defined in the 9% senior notes indenture) to our Adjusted Consolidated Cash Flows (as defined in the 9% senior notes indenture) is less than 7.0 to 1.0. Our Consolidated Debt to Adjusted Consolidated Cash Flow is 6.4 times, as of June 30, 2009 pro forma for the issuance of the 2009 securitized notes and the repayment and purchases of debt in July 2009. The 9% senior notes do not contain any financial maintenance covenant.

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

Levels of Indebtedness and Debt Service Requirements. Our ability to obtain cash financing in the form of debt instruments, preferred stock or common stock in the capital markets depends on, among other things, general economic conditions, conditions of the wireless industry, wireless carrier consolidation or network sharing, new technologies, our financial performance and the state of the capital markets. Although we should not need to access the capital markets to refinance our existing debt for five years, we anticipate refinancing our tower revenue notes that contain anticipated repayment dates in 2010 and 2011. There can be no assurances we will be able to effect any anticipated financing on commercially reasonable terms or on terms, including with respect to interest rates, as favorable as our current debt and preferred stock. Assuming we meet certain financial ratios, we have the ability under our debt instruments to incur additional indebtedness, and any additional indebtedness we incur could exacerbate our liquidity risks.

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

The current credit environment has resulted in a substantial widening of credit spreads in the market since the issuance of our tower revenue notes. As we refinance our existing debt or borrow additional debt, changes in our credit spreads may impact our interest expense and interest coverage ratios.

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2008 are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2008 Form 10-K. The critical accounting policies and estimates for the six months ended June 30, 2009 have not changed from the critical accounting policies for the year ended December 31, 2008. Additional disclosure regarding our accounting for long-lived assets follows below as well as in note 1 to our condensed financial statements.

Accounting for Long-Lived Assets

We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of the vast majority of our assets and liabilities is determined either by (1) using estimates of replacement costs (for tangible fixed assets such as towers) and (2) using discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases). The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation, amortization and accretion expense. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized. During 2007, we completed the purchase price allocation for the Global Signal Merger; we had no significant acquisitions in either 2008 or the six months ended June 2009.

We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our towers which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land under the tower. The useful lives of our intangible assets are estimated based on the period for which the intangible assets will benefit us. The useful lives for site rental contracts and customer relationships, which represent approximately 96% of our recognized intangible assets, is limited by the expected useful life of the tower, the primary asset in the asset group. Site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. However, the useful lives of site rental contracts and customer relationships are limited to 20 years, which is the maximum depreciable lives of the related tower assets as a result of the interdependency of the tower and site rental contracts and customer relationships. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers’ exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, to remove towers or remediate the land upon which our towers reside. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, and (3) discount rates.

We review the carrying values of intangible assets, property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We pool site rental contracts and customer relationship intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing because we view towers as portfolios consistent with both (1) the interdependencies of portfolio of towers and (2) the manner in which towers are traded in the marketplace. Our determination that an adverse event or change in circumstance has occurred will generally involve (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, or (3) changes affecting the utility of the asset. During 2008 and 2009, there were no events or circumstances that caused us to review the carrying value of our intangible assets and property and equipment due in part to our assets performing consistently with or better than our expectations.

If the sum of the estimated future cash flows (undiscounted) from an asset or portfolio, as applicable, is less than its carrying amount, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Our measurement of the fair value of an impaired asset will generally be based on an estimate of discounted future cash flows. Since the acquired site rental contracts and customer relationships are expected to generate cash flow for decades, the undiscounted cash flows exceed the carrying value of the assets. As of June 30, 2009, the undiscounted cash flows from each of the pools of site rental contracts and customer relationship intangible assets and property and equipment acquired in the Global Signal Merger would have to decline by at least a half in order for the carrying value to exceed such undiscounted cash flows. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets negatively impact the fair value of our property and equipment and intangible assets.

We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Our reporting units are the operating segments since segment management operates their respective tower portfolios as a single network. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are (1) the expected additions of new tenants on our towers, (2) the terminal multiple for our projected cash flows, (3) our weighted-average cost of capital, and (4) control premium.

On October 1, 2008, we performed our annual goodwill impairment test. The results of this test indicated that goodwill was not impaired at any of our reporting units. Our market capitalization was more than twice the amount of the aggregate carrying amount of the reporting units as of June 30, 2009. Future declines in our site rental business could result in an impairment of goodwill, property and equipment and intangible assets. If impairment were to occur in the future, the calculations to measure the impairment could result in the write-off of some portion, to substantially all, of our goodwill, property and equipment and intangible assets.

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

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) will change the accounting treatment of certain items, including (1) acquisition and restructuring costs will generally be expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) contingent consideration will be recognized at the time of acquisition, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect the provision for income taxes. In April 2009, FASB issued a FASB staff position that amended SFAS 141(R) to address application issues related to contingencies in business combinations. The provisions of SFAS 141(R) are applied prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statement. The prospective impact from application of SFAS 141(R) will depend on the future facts and circumstances of the business combinations.

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

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on:

•

the potential refinancing of our existing debt, of which we currently anticipate refinancing the tower revenue notes between now and 2011. $2.4 billion of our debt was issued in 2009 and has extended the maturity of our debt,

•	our $635.4 million of floating rate debt representing approximately 10% of total debt,

•	interest rate swaps that no longer represent economic hedges, and

•	potential future borrowings of incremental debt.

The following discussion and tables below summarize our market risk exposure to interest rates, including our use of interest rate swaps to manage and reduce this risk.

Anticipated Refinancing of Existing Debt

During 2009, we have refinanced a significant amount of our debt and thereby extended the maturity and eliminated our need to refinance debt until 2014. In 2010 and 2011, we expect to refinance our tower revenue notes; and we have entered into interest rate swaps for a combined notional amount of $3.5 billion to hedge the variability in cash flows from changes in LIBOR on these anticipated refinancing between now and the end of 2011. We do not hedge our exposure to changes in credit spreads on these anticipated refinancings, as the rates fixed by our interest rate swaps are exclusive of any credit spread. Although the credit markets have improved somewhat, the current credit environment has resulted in a widening of credit spreads in the market since the original issuance of our tower revenue notes. Unless the credit markets improve, our prospective debt refinancings will likely have higher all-in costs than our existing debt.

In addition, if our tower revenue notes are not paid in full by their anticipated repayment dates (June 2010 or November 2011), then the interest rate increases by an additional approximately 5% per annum.

Floating Rate Debt

We have managed our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of June 30, 2009, we had $635.4 million of floating rate debt, of which $625.0 million is effectively converted to a fixed rate through an interest rate swap until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of two percentage points over a twelve-month period would increase our interest expense by approximately $6.5 million.

Interest Rate Swaps

Our interest rate swaps have an aggregate settlement value of $310.0 million as of June 30, 2009, and they are contractually due and payable between December 2009 and November 2011. These liability positions resulted from LIBOR declining below the fixed rate of these interest rate swaps. The stated rate of our future debt refinancing is exclusive of the impact of the interest rate swaps and reflects the benefit of the declines in LIBOR. From an economic perspective, we have fixed our exposure to LIBOR on the anticipated refinancing, and the swap liabilities represent the opportunity cost of not benefiting from the declines in LIBOR. See the table below and in note 5 to our condensed consolidated financial statements.

From an accounting perspective, as we assess the effectiveness of our forward-starting interest rate swaps designated as hedges both at inception and on an on-going basis, we must make several highly subjective and judgmental estimates such as assessing (1) the timing, amount, nature and probability of these future expected refinancings and (2) whether it is probable that the counterparties to our swaps will not default. As of June 30, 2009, we have estimated that it is probable that the future expected refinancing of the tower revenue notes will occur and have recorded all of the related losses in AOCI. Changes in our assessment of hedge effectiveness including as a result of changes in estimates regarding these future refinancings may result in prospectively discontinuing hedge accounting or the immediate reclassification of the current unrealized loss from AOCI to earnings. See also “Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Although the 2006 mortgage loan was refinanced, the issuance of the 7.75% secured notes in April 2009 did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting. Since it was determined in April 2009 that the hedged transaction did not and will not occur, we discontinued hedge accounting and reclassified the entire loss ($133 million) from AOCI to earnings in the second quarter of 2009 for these specific interest rate swaps.

Currently, we have elected to not early settle the forward-starting interest rate swaps that hedged the refinancing of the 2004 mortgage loan and the 2006 mortgage loan although these mortgage loans have been refinanced at a fixed rate during 2009. As a result, these swaps are no longer economic hedges of our exposure to LIBOR on anticipated refinancing of our existing debt, and changes in the fair value of the swaps following the related refinancing are recorded in earnings until settlement. These non-economic hedges have a combined notional value of $1.8 billion, and the combined fair value is a liability of approximately $100.3 million as of June 30, 2009.

We are exposed to non-performance risk from the counterparties to our interest rate swaps. In October 2008, a subsidiary of Lehman Brothers that was our counterparty for two interest rate swaps filed for bankruptcy. These two interest rate swaps have a combined notional value of $475.0 million and represent a liability of approximately

$24.9 million as of June 30, 2009. Our other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better. See note 5 to our condensed consolidated financial statements and the tables below.

A hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of June 30, 2009 would increase the liability for our swaps on a settlement value basis by nearly $265 million, and an opposite hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $117 million, and a similar amount would positively impact earnings from an opposite hypothetical increase in LIBOR.

Potential Future Borrowings of Incremental Debt

We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See “Item 2. MD&A—Liquidity and Capital Resources” regarding our short-term liquidity strategy.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of June 30, 2009, after giving effect to (1) the 2009 securitized notes issued in July 2009 and (2) the repayments and purchases of debt in July 2009. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)). See note 5 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2009		2010		2011	2012	2013	Thereafter		Total		Fair Value(g)
	(Dollars in thousands)
Debt:
Fixed rate(a)(b)	$—		$11,915	(b)	$16,654 (b)	$17,969	$18,722	$5,538,555	(b)	$5,603,815	(b)	$5,685,875
Average interest rate(a)	—		6.3	%(b)	6.3%	6.3%	6.3%	9.4	%(b)	9.1	%(b)

Variable rate(c)	$3,250		$6,500		$6,500	$6,500	$6,500	$606,125		$635,375		$594,076
Average interest rate(d)	1.7%		1.7%		1.7%	1.7%	1.7%	1.7%		1.7%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2009		2010		2011	2012	2013	Thereafter		Total		Fair Value(i)
	(Dollars in thousands)
Interest Rate Swaps(h):
Variable to Fixed—Forward starting(e)	$293,825		$1,900,000		$3,100,000	$—	$—	$—		$5,293,825		$(270,734)
Average Fixed Rate(f)	5.1%		5.2%		5.2%	—	—	—		5.2%

Variable to Fixed	$625,000	(d)	$—		$—	$—	$—	$—		$625,000	(d)	$(10,854)
Average Fixed Rate(f)	4.1	%(d)	—		—	—	—	—		4.1	%(d)

(a)	The average interest rate represents the weighted-average stated coupon rate (see footnote (b)).
(b)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The Excess Cash Flow of the Issuers is approximately $390 million for the annualized quarter ended June 30, 2009.
(c)	Our variable rate debt consists of $635.4 million outstanding under our term loans.
(d)	The interest rate on our term loan represents the rates currently in effect, exclusive of the effect of our interest rate swaps. The LIBOR on $625.0 million of the term loans has effectively been converted to a fixed rate of 4.1% until December 2009 through interest rate swaps.
(e)	These interest rate swaps are forward starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of certain of our fixed rate debt with the exception of the previously mentioned interest rate swaps that no longer represent economic hedges. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which we are obligated to terminate and settle in cash the interest rate swaps. See note 5 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.
(f)	Exclusive of any applicable credit spreads.
(g)	The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(h)	Inclusive of the previously mentioned swaps with a subsidiary of Lehman Brothers that filed bankruptcy and are inclusive of the previously mentioned swaps that no longer represent economic hedges.
(i)	The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of June 30, 2009, the liability on a cash settlement basis of approximately $310.0 million has been reduced by $28.4 million, related to credit risk (primarily our non-performance risk), to reflect the interest rate swaps at fair.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated net revenues and 2% of our operating income for the six months ended June 30, 2009.

Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. Our revenues and costs have been, and will continue to be, impacted by changes in the Australian dollar exchange rates. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $7 million.

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

The annual meeting of the stockholders of the Company was held on May 21, 2009, at which meeting the stockholders voted to (1) elect Cindy Christy, Ari Q. Fitzgerald, Robert E. Garrison II and John P. Kelly as Class II directors and (2) ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for fiscal year 2009. The voting results for each proposal submitted to a vote is as listed below.

Election of Class II Directors

Cindy Christy – 260,462,885 votes for and 8,261,539 votes withheld.

Ari Q. Fitzgerald – 242,651,557 votes for and 26,072,867 votes withheld.

Robert E. Garrison II – 247,804,916 votes for and 20,919,508 votes withheld.

John P. Kelly – 259,666,997 votes for and 9,057,427 votes withheld.

The other directors whose term of office as a director continued after the meeting are: Dale N. Hatfield, Lee W. Hogan, Robert F. McKenzie and David C. Abrams as Class I directors; and Edward C. Hutcheson, Jr., J. Landis Martin and W. Benjamin Moreland as Class III directors.

Ratification of Appointment of KPMG LLP as Independent Registered Public Accountants for Fiscal Year 2009

267,010,213 votes for, 1,700,482 votes against and 13,728 votes abstaining.

ITEM 6.	EXHIBITS

Exhibit No.	Description
(a) 3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a) 3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(c) 4.3	Indenture dated April 30, 2009, between CC Holdings GS V LLC, Crown Castle GS III Corp., the Guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee

(d) 4.4	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(d) 4.5	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(b) 10.3	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(b) 10.4	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley

(c) 10.5	Management Agreement, dated as of April 30, 2009, by and among Crown Castle USA Inc., as

Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(c) 10.6	Cash Management Agreement, dated as of April 30, 2009, by and among CC Holdings GS V LLC, as Issuer, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, the Guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Crown Castle USA Inc., as Manager

(d) 10.7	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(d) 10.8	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(d) 10.9	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on April 8, 2009.
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 5, 2009.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 5, 2009	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 5, 2009	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)