Form 10-Q/A
period 2009-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2009-08-28
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 5, 2009, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss), (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited condensed consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.		Description

(a)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(c)	4.3	Indenture dated April 30, 2009, between CC Holdings GS V LLC, Crown Castle GS III Corp., the Guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee

(d)	4.4	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(d)	4.5	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(b)	10.3	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(b)	10.4	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley

(c)	10.5	Management Agreement, dated as of April 30, 2009, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(c)	10.6	Cash Management Agreement, dated as of April 30, 2009, by and among CC Holdings GS V LLC, as Issuer, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, the Guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Crown Castle USA Inc., as Manager

(d)	10.7	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(d)	10.8	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(d)	10.9	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this Form 10-Q/A
(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on April 8, 2009.
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 5, 2009.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 28, 2009	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 28, 2009	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)