Form 10-K/A
period 2008-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2009-10-26
CIK 1051470

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Role 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12B-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

As of February 17, 2009, there were 288,665,752 shares of Common Stock outstanding.

CROWN CASTLE INTERNATIONAL CORP.

EXPLANATORY NOTE REGARDING AMENDMENT

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to revise the disclosures identified below, which were included in our proxy statement (“2009 Proxy Statement”) for our Annual Meeting of Shareholders held Tuesday, May 21, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 7, 2009, and incorporated into Part III, Item 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Original Annual Report”), filed with the SEC on February 26, 2009. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 11, as amended.

In response to a comment letter we received from the SEC, we are amending and restating Item 11 of our Original Annual Report solely to enhance disclosure relating to 2008 annual incentive (“AI”) awards to executives pursuant to our Executive Management Team Annual Incentive Plan (“AI Plan”). The revised disclosure is entirely under “Compensation Discussion and Analysis—Elements of Executive Compensation and Benefits—Short-Term Incentives” and includes insertion of the tables regarding (1) the 2008 AI award opportunities as a percentage of base salary for each of the Named Executive Officers (“NEOs”) (on page 7 of this Amendment) and (2) the 2008 corporate/business unit performance goals used to determine the NEOs 2008 AI awards (on page 8 of this Amendment), and the revision to the tables regarding performance goals weighting for each NEO (which disclosure was originally included in our 2009 Proxy Statement) to include the 2008 individual performance goals and performance ratings (on page 9 of this Amendment). There were no changes made to the AI Plan or the performance criteria under that plan, which determine AI awards to our NEOs.

Except as described above, we have not modified or updated other disclosures presented in the 2009 Proxy Statement or the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

PART III

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item is set forth in the 2009 Proxy Statement and is incorporated herein by reference.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (“CD&A”) is a summary of our compensation arrangements for our NEOs (defined below) and contains certain statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of the CD&A and should not be construed to be statements of management’s expectations or estimates of results or other guidance. We caution investors not to apply these statements to other contexts.

Executive Compensation Program Overview

Our executive compensation program is established as a component of our total rewards program. Our total rewards program includes:

•	Compensation:

•	base salary

•	short-term incentives

•	long-term incentives

•	Health and welfare benefits:

•	401(k) plan

•	medical, dental and vision benefits

•	life insurance benefits

•	vacation

•	Learning and development:

•	training

•	succession planning

•	performance management

•	career development

Our executive total rewards strategy is to provide a competitive mix of total rewards that enables us to effectively recruit, motivate and retain high-performing executives. With respect to the portion of total rewards for our executives that takes the form of compensation, it has been our strategy that a majority of such compensation should be variable, at risk and paid based on our results of operations and the growth in the value of our Common Stock, in order to align our executives’ interests with those of our stockholders.

The Compensation Committee (for purposes of this CD&A, “Committee”) is primarily responsible for evaluating and determining the compensation levels of our senior officers (namely, (1) our CEO, (2) the six, five and six officers, respectively, who reported directly to the CEO as of December 31, 2008, December 31, 2007 and December 31, 2006 and (3) commencing July 2008, our EVC) and administers our equity-based and other compensatory plans. The Board further reviews the actions of the Committee relating to the compensation of the CEO, the EVC and certain senior officers. Where this CD&A contains language indicating that the Committee has approved or taken action with respect to a matter, such language is also intended to indicate that the Board has approved or taken any action required of it with respect to such matter.

In performing its duties, the Committee obtains input, as it deems necessary, from an independent compensation consultant, Towers Perrin (“Compensation Consultant”), engaged directly by the Committee (while the Compensation Consultant is engaged by the Committee, it works with management, including members of our human resources department and our CEO, in developing compensation studies as directed by the Committee). In addition, in the case of compensation decisions relating to executives other than the CEO and EVC, the Committee seeks and obtains input from the CEO. The Committee regularly holds executive sessions at its meetings during which management, including the CEO and EVC, is not in attendance. Management, including members of our human resources department and our CEO, assists with the coordination, preparation and review of Committee meeting materials.

Throughout this proxy statement, the individuals who served as our CEO and CFO during 2008, 2007 and 2006, as well as the other named executive officers included in the table below at “—Summary Compensation Table” in this “VII. Executive Compensation” are referred to as “NEOs.”

During 2008, we announced a management succession plan affecting the roles and responsibilities of certain of our executive officers. Pursuant to the succession plan and effective as of July 2008, (1) Mr. Kelly, our former President and CEO, became our EVC, (2) Mr. Moreland, our former EVP and CFO, became our President and CEO, and (3) Mr. Brown, our former Vice President and Treasurer, became our SVP, CFO and Treasurer. Also, in September 2008, Mr. Kelley, former Managing Director of CCAL, became our SVP—Corporate Development and Strategy. In addition, in February 2009, Mr. Young, our former President—Tower Operations was promoted to SVP and COO.

Executive Compensation Program Objectives

General

The principal objectives of our executive compensation program are to:

•	provide a fair and competitive mix of compensation opportunities to attract, motivate and retain qualified, skilled and high-performing executives necessary for our long-term success;

•

reward our executives by utilizing a pay-for-performance approach to compensation—an approach that creates meaningful links between financial and operational performance, individual performance and the level of the executive’s compensation;

•	motivate executives to make sound business decisions that improve stockholder value and reward such decisions;

•	balance the components of compensation so that the accomplishment of short-term and long-term operating and strategic objectives is encouraged and recognized;

•	encourage achievement of objectives by our executives within a team environment; and

•	foster an equity ownership culture that aligns our executives’ interests with those of our stockholders.

The Committee has established a number of processes to assist it in ensuring that our executive compensation program is achieving these objectives as detailed below.

Competitive Market Analysis

The Committee determines the levels for base salary, short-term incentives and long-term incentives by engaging in a competitive market analysis with respect to each of these compensation elements for each executive position against the competitive market gauges described below on an annual basis (“Competitive Market Analysis”). The Committee usually begins this Competitive Market Analysis in the third quarter of the year prior to the year in which the compensation decisions are made, which typically occurs at the first regularly scheduled Committee meeting of each year (usually held in February) (“First Regular Committee Meeting”). Market data used in the Committee’s Competitive Market Analysis includes the following:

•

Peer Group Data. Each year the Committee considers public companies in the wireless infrastructure and telecommunications industries and selects 10 to 20 of such companies to comprise a peer group (“Peer Group”) with respect to which compensation data is obtained and reviewed by the Committee. While the Peer Group may change from year to year, for consistency, the same Peer Group is used in our Competitive Market Analysis for all elements of compensation in a given year. The Peer Group companies used in the Competitive Market Analysis for gauging the executives’ 2008 compensation were:

• NII Holdings Inc.	• Time Warner Telecom, Inc.[1]

• IDT Corporation	• Polycom, Inc.

• Tellabs, Inc.	• Rural Cellular Corporation

• MetroPCS Communications	• Ciena Corporation

• American Tower Corporation	• USA Mobility, Inc.

• ADC Telecommunications, Inc.	• Premiere Global Services, Inc.

• Dobson Communications Corporation	• General Communication, Inc.

• Cincinatti Bell Inc.	• NTELOS Holdings Corp.

• Leap Wireless International, Inc.	• Wireless Facilities, Inc.[2]

• SunCom Wireless, Inc.	• SBA Communications Corporation

•

Telecom Industry Market Data. A sample of telecommunications industry market data from third-party proprietary compensation surveys, which may include surveys by the Compensation Consultant, Mercer Human Resource Consulting (“Mercer”) and Watson Wyatt, as analyzed by the Compensation Consultant (including regression analysis to adjust the data for the varied revenue size of the companies), is obtained and reviewed by the Committee. This market data is comprised of data regarding elements and levels of executive compensation relating to telecommunications industry companies that have participated in the surveys. This sampling of companies includes a broader population of telecommunications companies than the Peer Group. The Committee utilizes this data to determine whether the broader telecommunications industry is compensating at different levels than other industries or the Peer Group. In addition, because telecommunications experience is often required or preferred for many of our executive positions, we often recruit from other telecommunications industry companies.

•

General Industry Market Data. A sample of general industry market data from third-party proprietary compensation surveys, which may include surveys by the Compensation Consultant, Mercer, and Watson Wyatt, as analyzed by the Compensation Consultant (including regression analysis), is obtained and reviewed by the Committee. This market data is comprised of data regarding elements and levels of executive compensation relating to general industry companies that have participated in the surveys. The Committee utilizes this data since we do not recruit executives exclusively from the telecommunications industry (e.g., a human resources or financial executive with cross-industry skills may be recruited from another industry).

In addition to the foregoing data, the Compensation Consultant may analyze and provide additional market data regarding best practices and compensation plan design from other sources as requested by the Committee. The market data described above is used by the Committee in the Competitive Market Analysis to make decisions regarding executive compensation. No single group, survey or set of market data is used by the Committee as a primary gauge, and no formulaic quantitative methodology is used by the Committee when using such data to determine executive compensation.

Assessment of Individual and Company Performance

In addition to market data, the Committee considers other factors in connection with its decision-making process relating to the various components of compensation. These other factors may include the level of our financial performance, the applicable executive’s individual performance, the executive’s level of experience, the size of year-over-year changes in compensation and the duties and level of a particular executive position. These measures are discussed in more detail below.

[1]	Now known as tw telecom inc.
[2]	Now known as Kratos Defense & Security Solutions, Inc.

Total Compensation Review

Through the Competitive Market Analysis and in its deliberations regarding executive compensation decisions, the Committee reviews and compares the individual components of compensation and the total compensation for each NEO against the market data. In addition, the Committee reviews a year-over-year change in compensation analysis for each NEO against the market data for year-over-year changes. These analyses are an important aspect of the Committee’s annual executive compensation decision-making process.

Elements of Executive Compensation and Benefits

General

The principal elements of compensation and benefits provided to our executives, each of which is discussed in more detail below, include the following:

•	base salary;

•	short-term incentive compensation;

•	long-term incentive compensation;

•	severance benefits; and

•	other benefits, including retirement benefits and health and welfare benefits.

The distribution of compensation among the various components is driven by our belief that the majority of executive compensation should be paid in the form of performance-based, variable compensation, with a greater emphasis on variable components for the more senior executives who have greater responsibility for the business. The practice of emphasizing variable compensation suits our objectives of linking pay to performance and aligning executives’ interests with those of our stockholders and is generally consistent with the practices of the companies reviewed in the Competitive Market Analysis. The following table shows the allocation of actual base salary, annual incentives (“AIs”) and restricted stock awards (“RSAs”) for 2008, 2007 and 2006 (as shown in “—Summary Compensation Table” in this “VII. Executive Compensation”) among fixed, short-term variable and long-term variable compensation for our NEOs:

Executive	Title	Year	Fixed (Base Salary)	Short-Term Variable (AI’s)	Long-Term Variable (RSAs)
W. Benjamin Moreland	President & CEO	2008	12%	17%	71%
		2007	12%	14%	74%
		2006	16%	19%	65%

John P. Kelly	EVC	2008	12%	19%	69%
		2007	11%	19%	70%
		2006	13%	20%	67%

Jay A. Brown[3]	SVP, CFO & Treasurer	2008	16%	15%	69%

James D. Young	SVP & COO	2008	14%	14%	72%
		2007	13%	11%	76%
		2006	17%	17%	66%

E. Blake Hawk	EVP & General Counsel	2008	16%	16%	68%
		2007	16%	14%	70%
		2006	21%	21%	58%

Philip M. Kelley[3]	SVP—Corporate Development and Strategy	2008	11%	8%	81%

[3]	Messrs. Brown and Kelley became NEOs in 2008, and, therefore, compensation information is only provided for them with respect to 2008.

The distribution of compensation among the fixed element of base salary (paid in cash) and the variable elements of AIs (paid in cash) and RSAs (paid in equity) is primarily influenced by (1) our objective to utilize a pay-for-performance approach to compensation, which places a majority of each executive’s variable compensation at risk based on the achievement of certain performance objectives, (2) the Competitive Market Analysis and (3) the Committee’s desire to balance short-term and long-term goals.

We generally target our executives’ base salary at the 50th percentile of market, while short-term incentives and long-term incentives are generally targeted at the 75th percentile of market, providing executives with the opportunity to earn total direct compensation above the 50th percentile should our performance meet or exceed predetermined criteria. Our executive compensation structure is also designed to provide compensation below the 50th percentile of market should our performance fall short of that criteria. The Committee believes that targeting these levels of compensation helps to meet our overall total rewards strategy and executive compensation objectives and supports our long-term success.

Base Salary

Base salary is one of the main components of cash compensation for our executives. We choose to provide base salary compensation because it fits into our overall compensation objectives by providing a base for attracting and retaining executives and establishing a minimum level of compensation upon which our executives may rely. In addition to providing a base salary that is competitive with the market, we target base salary compensation to align each position’s base salary level so that it reflects such position’s scope and level of responsibility. As described above, each year we conduct a Competitive Market Analysis for each executive position against our Peer Group and the telecommunications industry and general industry compensation surveys, based on the unique responsibilities of each position. The midpoints of our executive base salary ranges generally correspond to the 50th percentile of market for each position. The Committee targets base salary ranges at the 50th percentile of market, which is lower than the market reference point the Committee targets for the “at risk” components of compensation, in order to provide the executives with a fixed base level of compensation near the midpoint of the market.

The Committee bases its decisions regarding annual base salary adjustments on multiple factors, including the following:

•	the performance of the executive, including such executive’s contribution, accountability and experience;

•	the annual cost of labor adjustment as provided in various proprietary surveys; and

•	the Competitive Market Analysis and the executive’s existing base salary as compared to the 50th percentile of market salary reference point.

The Committee reviews proposals made by the CEO with regard to base salary adjustments for executives other than himself and the EVC, and then either approves or amends these base salary adjustments. The Committee independently reviews the performance of the CEO and EVC and determines and approves an appropriate base salary. The Committee has positioned 2008 actual base salary levels for our NEOs above the 50th percentile of market in some cases and below the 50th percentile of market in other cases based on some of the factors discussed above and considering other factors, such as an executive’s tenure, experience, expertise and contribution. For 2008, the NEOs received annual increases to their prior year base salaries ranging from 3.5% to 14.64%. After receiving their annual base salary increases in 2008, Mr. Kelly’s base salary was subsequently reduced by 10% effective July 2008 as he transitioned from the role of CEO to EVC, and Mr. Moreland’s, Mr. Brown’s and Mr. Kelley’s base salaries were subsequently increased from 2007 levels by 30.8%, 82.9% and 44.8%, respectively, in recognition of their respective promotions effective July 2008 for Mr. Moreland and Mr. Brown and effective September 2008 for Mr. Kelley. For 2007, the NEOs (other than Messrs. Brown and Kelley who became NEOs in 2008) received annual increases to their prior year base salaries ranging from 3.5% to 4.27%. For 2006, the NEOs (other than Messrs. Brown and Kelley who became NEOs in 2008) received annual increases to their prior year base salaries ranging from 1.34% to 3.25%.

Short-Term Incentives

The short-term incentive component of compensation represents a significant portion of the overall cash compensation for our executives. Short-term incentives are a variable element of compensation that are directly linked to specific short-term financial, operational and individual performance objectives. The Committee generally targets our short-term incentive compensation at the 75th percentile of market, a higher percentile than the one used to set base salary, reflecting the relative importance to the Committee of performance-based incentive pay.

Our short-term incentives are “at risk,” meaning they are earned based on meeting certain performance goals, and increase or decrease in value based on the degree of achievement of those goals. In order to accomplish its overall executive compensation objectives, the Committee has identified the following objectives for developing the framework of the short-term incentive program. The program should:

•	be performance-based;

•	promote a short-term perspective among executives to complement the long-term perspective promoted by the long-term incentive program;

•	be competitive with the market;

•	motivate executives by providing the appropriate reward for individual and corporate performance based on our goals and objectives;

•	focus business unit executives on maximizing results of their operating segments, while reinforcing the importance of company-wide teamwork;

•	link the financial measures with stockholder expectations; and

•	link the financial and non-financial measures with the individual performance of the executives.

To achieve these objectives, our short-term incentives for executives are comprised of performance-based AI’s paid in accordance with an annually approved Executive Management Team Annual Incentive Plan (“AI Plan”). The AI Plan is a cash based, short-term incentive award program that provides executives with the opportunity to earn an annual cash incentive if certain annual performance goals are achieved. Performance goals are established based on the annual expectations for our business and are meant to be challenging yet achievable. The performance period covered by the AI Plan is from January 1 to December 31 (“AI Plan Year End”) of the applicable calendar year.

AI Plan Award Opportunity. Under the AI Plan, each executive has minimum, threshold, target and maximum AI award opportunities that are aligned with minimum, threshold, target and maximum performance outcomes for which incremental increases in performance outcomes result in incremental increases in the AI Plan awards.

Each corporate and business unit operating executive (i.e., those with direct profit and loss or overall financial responsibilities) is eligible to earn between 0% and 175% of such executive’s target opportunity under the AI Plan. Each functional executive (i.e., those with indirect profit and loss responsibilities) is eligible to earn between 0% and 150% of such executive’s target opportunity. These percentages were selected by the Committee at the time the plan was designed after consultation with, and a review of information provided by, the Compensation Consultant, were based on relevant market data discussed above and were considered in the review of total compensation previously discussed. The executive’s target opportunity is generally based on the 75th percentile of market and is expressed as a percentage of the executive’s base salary. Actual 2008 AI target levels for our NEOs are above the 75th percentile of market in some cases and below the 75th percentile of market in other cases (with our CEO’s target AI level being below this level) for reasons similar to those discussed above that drive base salary positioning. The following table lists the 2008 AI award opportunities and actual awards as a percentage of base salary for each of the NEOs.

Name	Title	Minimum	Threshold	Target	Maximum	Actual
W. Benjamin Moreland	President & CEO	0.0%	43.8%	87.6%	153.2%	129.3%
John P. Kelly	EVC	0.0%	50.0%	100.0%	175.0%	147.7%
Jay A. Brown	SVP, CFO & Treasurer	0.0%	28.8%	57.5%	94.5%	85.3%
James D. Young	President U.S. Tower Operations	0.0%	32.5%	65.0%	113.8%	93.0%
E. Blake Hawk	EVP & General Counsel	0.0%	37.5%	75.0%	112.5%	98.9%
Philip M. Kelley	SVP—Corporate Development & Strategy	0.0%	25.8%	51.7%	77.5%	70.8%

For Messrs. Moreland and Kelley, the 2008 AI award as a percentage of Base Salary was prorated to reflect the increase in their targets from 75% to 100% and 50% to 55%, respectively, in the third quarter of 2008 in recognition of their promotions. For Mr. Brown, the 2008 AI award as a percentage of Base Salary was prorated to reflect an increase in his target from 50% to 65% and an increase in his maximum payout multiple from 150% to 175% in the third quarter of 2008 in recognition of his promotion.

AI Performance Goals. For 2008, 2007 and 2006, as in other recent years, there were two categories of performance goals under the AI Plan: (1) corporate/business unit performance goals and (2) individual performance goals:

•	Corporate/Business Unit Performance Goals. The 2008, 2007 and 2006 corporate/business unit performance goals for our executive officers include the following:

•	Corporate Adjusted EBITDA[4]

•	Corporate Recurring Cash Flow[5] (“RCF”) per Share

•	Business Unit Adjusted EBITDA

•	Business Unit RCF[6]

•	Business Unit RCF per Share

•	Business Unit Net New Sales

All of the performance goals were approved by the Committee. For each executive, one or more financial performance measures with equal or different weights may be used within this category; the measures and weights assigned to each executive generally reflect those measures with respect to which the executive has the greatest exposure and ability to influence. For 2008, 2007 and 2006, the type and level of corporate/business unit performance goals are primarily based on the Board approved financial budget and the guidance provided to investors for the applicable calendar year, with “target” goals representing the Board approved budget amounts.

The following table lists the 2008 corporate/business unit performance goals used in connection with determining the NEOs’ 2008 AI awards (with respect to the position held by the NEO as of December 31, 2008).

					Actual Multiple of Target
	Annual Incentive Financial Performance Zone				Operating Executive	Functional Executive
Corporate/Business Unit Performance Goals	Threshold	Target	Maximum	Actual
Corporate Adjusted EBITDA	$840,000,000	$856,000,000	$872,000,000	$865,951,544	1.47	1.31
Corporate Recurring Cash Flow per Share	$1.45	$1.51	$1.57	$1.61	1.75	1.50
Business Unit Adjusted EBITDA	$869,895,201	$886,464,634	$903,034,067	$896,251,589	1.44	1.30
Business Unit Recurring Cash Flow	$836,922,190	$871,553,453	$906,184,716	$878,391,904	1.15	1.10

•

Individual Performance Goals. Individual performance goals are generally based on the key individual goals approved by the Committee for the CEO and EVC and by the CEO for other executive officers, pursuant to our annual performance management system (our system for documenting and measuring the individual performance of our employees on an annual basis). These goals may include additional financial, operational or qualitative measures for a specific executive and are generally based on the prospective business environment considerations for the upcoming year. The minimum, threshold, target and maximum individual performance assessments are based on how well the executive meets the goals established. While the assessment of how well individual performance goals are met is less objective than for the financial measures, the following categories are used to assess individual performance:

•	Exceeds Expectations

•	Meets Expectations

•	Meets Most Expectations

•	Does Not Meet Expectations

[4]

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, losses on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, minority interests, cumulative effect of change in accounting principle, income (loss) from discontinued operations, and stock-based compensation expense.

[5]	We define recurring cash flow as Adjusted EBITDA, less interest expense and less sustaining capital expenditures.
[6]	Business Unit RCF became a corporate/business unit performance goal starting in 2008.

The performance goals weighting for each NEO for 2008, 2007 and 2006 (with respect to the position held by the NEO as of December 31 of each such year) was as follows:

				Performance Goals Weighting
Name	Title	Year	Corporate Adjusted EBITDA	Corporate RCF per Share	Business Unit Adjusted EBITDA	Business Unit RCF per Share	Business Unit RCF	Business Unit Net New Sales	Individual	Total
W. Benjamin	President & CEO	2008	40%	35%	—	—	—	—	25%[7]	100%
Moreland		2007	40%	35%	—	—	—	—	25%	100%
		2006	40%	35%	—	—	—	—	25%	100%

John Kelly	EVC	2008	40%	35%	—	—	—	—	25%[8]	100%
		2007	40%	35%	—	—	—	—	25%	100%
		2006	40%	35%	—	—	—	—	25%	100%

Jay A. Brown[9]	SVP & CFO	2008	40%	35%	—	—	—	—	25%[10]	100%

James D. Young	Chief Operating	2008	20%	20%	20%	—	20%	—	20%[11]	100%
	Officer	2007	20%	20%	20%	20%	—	—	20%	100%
		2006	20%	20%	20%	20%	—	—	20%	100%

E. Blake Hawk	EVP & General	2008	30%	20%	—	—	—	—	50%[12]	100%
	Counsel	2007	30%	20%	—	—	—	—	50%	100%
		2006	30%	20%	—	—	—	—	50%	100%

Philip M. Kelley[9]	SVP—Corporate Development & Strategy	2008	30%	20%	—	—	—	—	50%[13]	100%

We believe this approach to determining financial and individual goals provides appropriate balance and oversight to our goal-setting process.

[7]

For Mr. Moreland, the 2008 individual performance goals include (1) ensure timely and accurate compliance with respect to SEC financial reporting, 404 certification, debt reporting requirements, and internal audit plan; (2) further automate accounting and financial reporting processes including rolling forecasts and financial analyses; (3) enhance partnerships among internal customers through financial acumen training and development and quarterly reviews of financial results with functional areas; (4) manage leverage in light of business needs and external markets and refine corporate valuation models; and (5) properly staff and cross-train employees and recognize and celebrate employee successes. The Committee approved an “Exceeds Expectations” performance rating with respect to Mr. Moreland’s 2008 individual performance goals.

[8]

For Mr. Kelly, the 2008 individual performance goals include (1) ensure Global Signal integration activities are concluded in the first quarter 2008; (2) develop and execute a transition plan for the orderly succession of the CEO, CFO and CCAL Managing Director positions; and (3) enhance tower site coverage forecasting model. The Committee approved an “Exceeds Expectations” performance rating with respect to Mr. Kelly’s 2008 individual performance goals.

[9]	Messrs. Brown and Kelley became NEOs in 2008, and, therefore compensation information is only provided for them with respect to 2008.
[10]

For Mr. Brown, the 2008 individual performance goals include (1) ensure timely and accurate compliance with respect to SEC financial reporting and debt reporting requirements; (2) further automate accounting and financial reporting processes including rolling forecasts and financial analyses; (3) enhance partnerships among internal customers through financial acumen training and development and quarterly reviews of financial results with functional areas; and (4) maintain appropriate leverage in light of business needs and external markets and refine corporate valuation models. Mr. Moreland proposed and the Committee approved an “Exceeds Expectations” performance rating with respect to Mr. Brown’s 2008 individual performance goals.

[11]

For Mr. Young, the 2008 individual performance goals include (1) complete Global Signal integration activities in the first quarter 2008; (2) exceed business plan budget by a target percentage; (3) maintain or improve employee satisfaction and customer satisfaction scores throughout 2008; (4) reduce application cycle times by a target percentage in 2008; (5) continue to complete tower inspection activities in a timely and accurate manner; (6) continue investment in high-return tower sites in 2008 and prepare a similar build pipeline for 2009; and (7) expand the distributed antenna system business. Mr. Moreland proposed and the Committee approved an “Exceeds Expectations” performance rating with respect to Mr. Young’s 2008 individual performance goals.

[12]

For Mr. Hawk, the 2008 individual performance goals include (1) continue to ensure timely and accurate compliance with respect to taxes, corporate maintenance and governance, litigation, securitization, employment and regulatory reporting requirements; (2) continue mitigating tax, legal and regulatory exposure through enhanced planning; (3) improve partnerships among internal customers through proactive education and efficient processes; and (4) provide timely and accurate tax, legal and regulatory support to internal customers. Mr. Moreland proposed and the Committee approved an “Exceeds Expectations” performance rating with respect to Mr. Hawk’s 2008 individual performance goals.

[13]

For Mr. Kelley, the 2008 individual performance goals include (1) develop and execute transition plan for CCAL Managing Director role and leadership role in the U.S.; (2) meet or exceed 2008 CCAL financial plan; (3) execute and implement process improvements at CCAL, including the lease forecasting tool; (4) oversee tower acquisition program; (5) track marketplace changes and inform internal customers in a timely and accurate manner; and (6) partner with internal customers to identify and prioritize business opportunities. Mr. Moreland proposed and the Committee approved an “Exceeds Expectations” performance rating with respect to Mr. Kelley’s 2008 individual performance goals.

Following Plan Year End, an individual performance rating is (1) determined and approved by the Committee for the CEO and EVC and (2) proposed by the CEO and reviewed and approved by the Committee for each of the other executives, based on their performance with respect to the individual performance goals established at the beginning of the year. An individual payout multiple is then determined based on the individual performance ratings alignment with minimum, threshold, target and maximum payout multiples as follows (the Committee and CEO may use positive or negative discretion regarding the exact payout multiples relative to the individual performance ratings):

•

Exceeds Expectations: A corporate and business unit operating executive may earn an individual performance payout multiple of 111% to 175%, and a functional executive may earn a payout multiple of 111% to 150%.

•	Meets Expectations: An executive may earn an individual performance payout multiple of 90% to 110%.

•	Meets Most Expectations: An executive may earn an individual performance payout multiple of 50% to 89%.

•	Does Not Meet Expectations: An executive will not earn an individual performance component of the AI payment with respect to such executive’s AI calculation.

In recent years, including 2008, 2007 and 2006, there were also two minimum performance requirements in order for any executives to receive a full AI Plan award:

•	A minimum financial performance level of 90% of budgeted corporate Adjusted EBITDA must be achieved for any executive to be eligible for an AI Plan award; and

•

The business units or departments for which the executives are responsible must receive an acceptable assessment of applicable internal control over financial reporting for the previously completed fiscal year, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“404 Assessment”). Receipt of a 404 Assessment with a material weakness, significant deficiency or other material internal control issues may result in a reduction or elimination of the AI Plan awards for the responsible executives and potentially all of the executives.

For 2008, the NEOs received an AI award based on the following total payout multiples of target, all of which fall within the payout multiple parameters described above:

Name	Title	Corporate/Business Unit Performance Goals	Individual Performance Goals	Total
W. Benjamin Moreland	President & CEO	160%	111%	148%
John P. Kelly	EVC	160%	111%	148%
Jay A. Brown	SVP, CFO & Treasurer	155%	140%	150%
James D. Young	Chief Operating Officer	145%	135%	143%
E. Blake Hawk	EVP & General Counsel	139%	125%	132%
Philip M. Kelley	SVP—Corporate Development	143%	125%	136%

Additional details regarding the AI Plan awards for the NEOs are provided below in the tables and related footnotes at “—Summary Compensation Table” and “—Grants of Plan-Based Awards in 2008” in this “VII. Executive Compensation.”

Long-Term Incentives

The objectives of our long-term incentive program are to:

•	align a significant portion of our executives’ compensation to growth in stockholder value;

•	provide a means for our executives to accumulate shares of Common Stock in order to foster an “ownership culture”; and

•	serve as a retention device for our executives.

The long-term incentive component represents the largest portion of the overall value of the total compensation program for our executives. The Committee generally targets our long-term incentive compensation at the 75th percentile of the market, a higher percentile than the one used to set base salary, reflecting the relative importance to the Committee of incentive pay.

In recent years, including 2008, 2007 and 2006, the long-term equity incentives granted to our executives have been “at risk,” meaning they have to meet performance-contingent parameters in order for the transfer and forfeiture restrictions to terminate (i.e., “vest”). With respect to 2009, the Committee, with the assistance of our Compensation Consultant, assessed the current economic climate, executive compensation market data and our business needs and determined that a mix of performance-contingent equity and time vesting equity would be appropriate to meet our long-term executive incentive program objectives. In order to accomplish its overall objectives, the Committee has identified the following factors for developing the framework of the long-term incentive program. The program should:

•	balance “at risk” performance-based vesting with the stability of time-based vesting;

•	promote a long-term perspective among executives to complement the short-term perspective promoted by the AI awards;

•	promote an ownership culture by facilitating the accumulation and retention of shares of Common Stock;

•	support the growth in stockholder value;

•	be efficient from a stockholder dilution perspective;

•	serve as a retention device;

•	be cash efficient by emphasizing the use of Common Stock;

•	provide stability to our overall compensation program; and

•	be tax efficient.

Although our 2001 Stock Incentive Plan (“2001 Plan”) and 2004 Plan (approved by our stockholders on June 5, 2001 and May 26, 2004, respectively) permit the use of various types of equity compensation vehicles, the Committee believes the use primarily of a mix of performance-contingent vesting and time vesting RSAs best meets the objectives outlined above. The Committee utilizes RSAs in various forms to meet these objectives.

RSAs

There are four general categories of RSAs which the Committee has granted to executives in recent years, including 2008, 2007 and 2006, which generally have the vesting attributes noted below:

•

Annual RSAs (“Annual RSAs”) are generally awarded once per calendar year as part of delivering a competitive total compensation package to executives. For 2008, 2007 and 2006, the Annual RSAs granted to executives contain a performance-contingent vesting component (“Performance RSAs”) which permits such RSAs to vest upon the Common Stock reaching certain pre-established price targets for a specified period of time (“Performance Vesting”). Annual RSAs for non-executive employees typically contain time-based vesting parameters (“Time Vest RSAs”) which permit such RSAs to vest over time (“Time Vesting”). For 2009, the Annual RSAs granted to executives are comprised of a combination of Performance RSAs and Time Vest RSAs.

•	New hire RSAs (“New Hire RSAs”) are Time Vest RSAs awarded to certain newly hired executives based on the position and role into which they are hired.

•	Promotion RSAs (“Promotion RSAs”) are Performance RSAs or Time Vest RSAs awarded to certain executives in recognition of a promotion to a new position or role.

•

Other RSAs (“Other RSAs”) may be awarded to certain executives in a given year to meet specific business initiatives or compensation objectives (e.g., retention, merger integration, etc.) or to recognize certain executives for exceptional performance. The Other RSAs may include Performance RSAs or Time Vest RSAs.

Annual RSAs are generally approved by the Committee at the First Regular Committee Meeting of the year. The Committee reviews and approves the executive RSA Program Summary, which summarizes the parameters of the Annual RSAs, New Hire RSAs, Promotion RSAs and Other RSAs (if any) for grant to executives in the current fiscal year pursuant to our 2001 Plan and 2004 Plan (all RSAs granted in 2008 were pursuant to the 2004 Plan).

RSA Vesting Parameters.

The following is a description of the vesting parameters that are generally applicable to the various RSAs which have been granted to the NEOs in recent years.

Annual RSAs. To support the pay-for-performance approach and maintain a significant portion of the executives’ compensation at risk, the Annual RSAs granted annually to the executives typically have Performance Vesting parameters. The Performance Vesting relating to Annual RSAs granted in the first quarter of 2008 (“2008 Performance RSAs”) to the NEOs and certain other key employees can be met by achieving a time and performance criteria. The Performance Vesting relating to Annual RSAs granted in the first quarter of 2007 and 2006 (“2007 Performance RSAs” and “2006 Performance RSAs,” respectively) to the NEOs and certain other key employees can be met by achieving (1) a time and performance criteria or (2) an accelerated performance criteria. The vesting criteria relating to the Annual RSAs granted in 2008, 2007 and 2006 to the non-executive employees (“2008 Time Vest RSAs,” “2007 Time Vest RSAs” and “2006 Time Vest RSAs,” respectively) can be met through Time Vesting. As noted above, for 2009 the Annual RSA grant to the NEOs and certain other key employees is comprised of a combination of Performance RSAs (“2009 Performance RSAs”) and Time Vest RSAs (“2009 Time Vest RSAs” and, together with the 2009 Performance RSAs, the “2009 Annual RSAs”). The Performance Vesting relating to the 2009 Performance RSAs can be met by achieving a time and performance criteria, while the vesting criteria relating to the 2009 Time Vest RSAs can be met through Time Vesting.

In the first quarter of 2008, the Committee authorized the grant of Annual RSAs for approximately 886,410 shares to approximately 413 employees, which included grants of 2008 Performance RSAs for approximately 635,167 shares to approximately 23 key employees, including grants for 332,311 shares to the NEOs. In the first quarter of 2007, the Committee authorized the grant of Annual RSAs for approximately 539,067 shares to approximately 295 employees, including grants of 2007 Performance RSAs for 243,399 shares to four of the NEOs (Messrs. Moreland, Kelly, Hawk and Young) and a grant of 2007 Time Vest RSAs for 12,348 shares to Mr. Brown (who was not an NEO at the time). In the first quarter of 2006, the Committee authorized the grant of Annual RSAs for approximately 613,470 shares to over 270 employees, including grants of 2006 Performance RSAs for 254,776 shares to four of the NEOs (Messrs. Moreland, Kelly, Hawk and Young) and grants of 2006 Time Vest RSAs for 17,335 shares to Messrs. Brown and Kelley (who were not NEOs at the time).

As to the time and performance criteria for the 2008 Performance RSAs granted to executives and key employees, if the Common Stock achieves a price target (“Cliff Vest Target”) above a base price (“Base Price”) for 20 consecutive trading days which include any date on or before the third anniversary of the grant date (“Performance Period Date”) then such RSAs cliff vest on the Performance Period Date (or thereafter if applicable). The Base Price is equal to the closing price of our Common Stock the day after the First Regular Committee Meeting of the grant year, and the Cliff Vest Target for the 2008 Performance RSAs is equal to 115% of the Base Price. The 2007 Performance RSAs and 2006 Performance RSAs issued to the executives have cliff vesting parameters which operate similar to the 2008 Performance RSAs, except that the Performance Period Date is the fourth anniversary of the grant date and the Cliff Vest Target is 120% of the Base Price. If the Cliff Vest Target begins to be met on or prior to the Performance Period Date and such 20 consecutive trading days is completed after the Performance Period Date, the remaining unvested Performance RSAs will vest as of the end of such 20 consecutive trading day period. The Base Price, Cliff Vest Targets and Performance Period Dates for the 2008 Performance RSAs, 2007 Performance RSAs and 2006 Performance RSAs described in this section are as follows:

	2008 Performance RSA	2007 Performance RSA	2006 Performance RSA
Base Price (at grant)	$36.09	$34.50	$30.89
Cliff Vest Target	$41.50	$41.40	$37.07	[14]
Performance Period Date	Feb. 21, 2011	Feb. 22, 2011	Feb 23, 2010

If a Cliff Vest Target is not met as described above, then the applicable Performance RSAs will generally not vest as to executives and certain key employees, other than those 2007 Performance RSAs and 2006 Performance RSAs that may have vested pursuant to the accelerated Performance Vesting schedule described below.

[14]	During 2007, the Cliff Vest Target relating to the 2006 Performance RSAs was met when the Common Stock closed at or above $37.07 per share for 20 consecutive trading days.

All or part of the 2007 Performance RSAs and 2006 Performance RSAs may vest more quickly than under the cliff vesting schedule described above upon the achievement of certain Common Stock price appreciation targets (“Accelerated Targets”) above a Base Price for 20 consecutive trading days. The 2008 Performance RSAs do not have the opportunity to vest pursuant to an accelerated Performance Vesting schedule. The Accelerated Targets and Performance Vesting schedule for the 2007 Performance RSAs and 2006 Performance RSAs are as follows:

Accelerated Targets	2007 Performance RSA	2006 Performance RSA	Incremental % Vesting	Aggregate % Vesting
Base Price x Growth %* = Target 1	$39.68	$35.52	33.33%	33.33%
Target 1 x Growth %* = Target 2	$45.63	$40.85	33.33%	66.66%
Target 2 x Growth %* = Target 3	$52.47	$46.98	33.34%	100.00%

*	The applicable growth percentage for the 2007 Performance RSAs and 2006 Performance RSAs is 115%.

The 2008 Time Vest RSAs generally issued to employees other than NEOs, senior officers and key employees provide for Time Vesting at 20%, 30% and 50%, respectively, on each of the first three anniversary dates of the grant date. The 2007 Time Vest RSAs and 2006 Time Vest RSAs issued to non-executive employees provide for (1) Time Vesting at 10%, 20%, 30% and 40%, respectively, on each of the first four anniversary dates of the grant date and (2) Performance Vesting at the same Accelerated Targets as shown above for the executives.

In the first quarter of 2009, the Committee authorized, as 2009 Annual RSAs, the grant to the NEOs of a combination of (1) 2009 Time Vest RSAs which Time Vest at 33.33%, 33.33% and 33.34%, respectively, on each of the first three anniversary dates of the grant date and (2) 2009 Performance RSAs which may Performance Vest pursuant to a time and performance criteria over a three year performance period as further described below. With respect to the 2009 Annual RSAs granted to the NEOs, the grant value mix between 2009 Time Vest RSAs and 2009 Performance RSAs is approximately 35% and 65%, respectively, of the combined total grant value for each NEO (“Grant Value”), with the Grant Value for each NEO being determined by the Committee by generally targeting approximately the 75th percentile of the value of the annual long-term incentive practices at the Peer Group and other companies reviewed in the Competitive Market Analysis for similar officer positions. Actual Grant Values for our NEOs for the 2009 Performance RSAs are above the 75th percentile of market in some cases and below the 75th percentile of market in other cases (with our CEO’s Grant Value being below this level) for reasons similar to those discussed above with respect to base salary positioning. In connection with the 2009 Annual RSAs, the Committee authorized the grant of 2009 Time Vest RSAs for approximately 802,360 shares to 394 employees and 2009 Performance RSAs for 1,425,558 shares15 to 23 employees, including 2009 Time Vest RSAs for 202,255 shares to the NEOs and 2009 Performance RSAs for 905,868 shares15 to the NEOs.

[15]	The number of shares subject to 2009 Performance RSAs is the maximum number of shares that will vest upon the Maximum Price performance criteria being satisfied.

As to the time and performance criteria for the 2009 Performance RSAs, a percentage of the 2009 Performance RSAs (from 50% to 200% of the Target Shares (defined below)) may cliff vest on the third anniversary of the grant date based upon the highest average closing price per share of Common Stock for 20 consecutive trading days during the last 180 days of the performance period (“Highest Average Price”) achieving a price appreciation hurdle along a price range continuum consisting of a Minimum Price, a Target Price and a Maximum Price. The number of “Target Shares” for each NEO is approximately 65% of the Grant Value for such NEO divided by $16.59 (a Base Price of $20.00 adjusted for a FAS 123(R) valuation ratio provided by the Compensation Consultant). The “Minimum Shares” represent 50% of the Target Shares, and the “Maximum Shares” represent 200% of the Target Shares. The Minimum Price, Target Price and Maximum Price hurdles were determined by applying a compound annual growth rate (“CAGR”) of 5%, 12% and 25% to the Base Price16 as follows:

Performance Level	Price Appreciation Hurdle Formula	Price Appreciation Hurdle
Minimum	Base Price ($20.00) x 1.05^3	$23.15
Target	Base Price ($20.00) x 1.12^3	$28.10
Maximum	Base Price ($20.00) x 1.25^3	$39.06

If the Highest Average Price achieved equals the (1) the Minimum Price, (2) the Target Price or (3) the Maximum Price or higher, then the percentage of Target Shares which vests on the Price Performance Date is 50%, 100% or 200% of the Target Shares, respectively. If the Highest Average Price achieved falls between the Minimum Price, Target Price and Maximum Price, then the percentage of Target Shares which vests is determined on a pro rata basis in relation to the Minimum, Target and Maximum vesting amounts as follows:

Performance Level Achieved	Price Appreciation Hurdle/Highest Average Price	Percentage of Target Shares Vesting
Minimum Price	$23.15	50%

Minimum Price to Target Price	Between $23.15 and $28.10	Between 50% and 100% (an additional increase of approximately 10.101% for each $1.00 increase in the Highest Average Price above $23.15)

Target Price	$28.10	100%

Target Price to Maximum Price	Between $28.10 and $39.06	Between 100% and 200% (an additional increase of approximately 9.1241% for each $1.00 increase in the Highest Average Price above $28.10)

Maximum Price or higher	$39.06 and above	200%

In addition, if the closing share price of the Common Stock is at or above the Minimum Price of $23.15 on the Performance Period Date and none of the vesting criteria described above has yet been satisfied, then 50% of the Target Shares will vest if and upon the closing share price of the Common Stock being at or above the Minimum Price for a period of 20 consecutive trading days that includes the Price Performance Date.

The levels at which the Common Stock price vesting targets are established for a given year’s Performance RSA grant are generally reviewed and approved at the First Regular Committee Meeting of the grant year. The review generally includes an analysis of (1) historical Common Stock price performance, (2) our financial forecasts and budgets, and (3) performance contingent equity compensation market practices as disclosed in third party market sources.

Additional information regarding the Performance RSAs described above is provided below in the tables and related footnotes at “—Summary Compensation Table” and “—Grants of Plan-Based Awards in 2008” in this “VII. Executive Compensation.”

[16]

As noted below (see “—RSA Valuations and Grant Levels”), in determining the grant levels for the 2009 Annual RSAs, the Committee utilized a Common Stock price of $20.00 per share, instead of the grant date closing Common Stock price per share of $15.99, resulting in fewer shares granted for the 2009 Annual RSAs than if the grant date closing price had been used. Achieving a Highest Average Price equal to the Minimum Price, Target Price or Maximum Price would require the Common Stock to achieve a CAGR of approximately 13.13%, 20.68% or 34.68%, respectively, from the grant date closing Common Stock price per share of $15.99.

New Hire and Promotion RSAs. As noted above, New Hire RSAs generally have Time Vesting parameters, while Promotion RSAs may have Time Vesting or Performance Vesting parameters. New Hire RSAs and Promotion RSAs with Time Vesting typically vest over five years, with the vesting schedule generally being back-end loaded (i.e., a majority of the vesting occurs later in the vesting period) to ensure that there is relevant retention value associated with such grants. There were no New Hire RSAs and no Promotion RSAs with Time Vesting granted to the NEOs in 2008, 2007 or 2006. In the second quarter of 2008, the Committee approved the grant of Promotion RSAs to Mr. Moreland and Mr. Brown for 52,214 shares and 38,216 shares, respectively, and in the third quarter of 2008, the Committee approved the grant of Promotion RSAs to Mr. Kelley for 8,230 shares (collectively, the “2008 Promotion RSAs”); these Promotion RSAs granted in 2008 have Performance Vesting parameters substantially similar to the 2008 Annual Performance RSAs. No Promotion RSAs with Performance Vesting were granted to the NEOs in 2007 or 2006. See footnote (b) to the table below at “—Summary Compensation Table” and footnote (a) to the table below at “—Outstanding Equity Awards at 2008 Fiscal Year End” in this “VII. Executive Compensation” for information, including general vesting parameters, relating to New Hire RSAs granted to Mr. Young in October 2005.

Other RSAs. From time to time, the Committee has approved the grant of Other RSAs to certain executives and other employees to meet specific business initiatives or compensation objectives (e.g., retention, merger integration) or to recognize certain executives for exceptional performance. While Other RSAs may include Performance RSAs or Time Vest RSAs, such RSAs have typically been granted with Performance Vesting similar to the Performance RSAs granted as Annual RSAs, except without an opportunity for accelerated Performance Vesting. Such vesting terms support our pay-for-performance objective and help to maintain a significant portion of an executive’s compensation at risk.

Because of the critical importance of successfully integrating Global Signal into Crown Castle, on January 11, 2007, the Committee approved the grant of RSAs for up to 712,000 shares of Common Stock (“Integration RSAs”) to approximately 155 of our employees, including the grant of Integration RSAs for up to 200,103 shares to four of the NEOs (Messrs. Moreland, Brown, Hawk and Young). The grant was conditioned upon the successful close of the Global Signal Merger. John P. Kelly, our CEO at the time, elected not to participate in the Integration RSAs. The objectives for granting the Integration RSAs were to complement the retention value of our existing long-term incentive program for certain key employees during a demanding integration period following the Global Signal Merger and to further incent such key employees to ensure the successful integration of Global Signal with us by aligning the terms of the Integration RSAs to Performance Vest with long-term stockholder value appreciation. The Integration RSAs provided for Performance Vesting of 100% of the Integration RSAs on December 31, 2008 (or thereafter if applicable), provided that the Common Stock closed at or above $44.50 per share (128% of the closing price of the Common Stock on October 5, 2006, the day prior to our announcement of the Global Signal Merger) for any 20 consecutive trading days which included any date on or between July 1, 2008 and December 31, 2008. On December 31, 2008, as a result of the Common Stock not achieving the applicable price threshold, the Integration RSAs granted to the NEOs were forfeited.

In the first quarter of 2007, the Committee approved the grant of RSAs for 60,000 shares (“2007 Retention RSAs”) to Mr. Kelley in recognition of the extension of his expatriate assignment as Managing Director of CCAL and to retain him to transition into his current role. The 2007 Retention RSAs provide for Time Vesting of 50%, 25% and 25% on December 31, 2008, 2009, and 2010, respectively.

In the first quarter of 2006, as a component of long-term equity-based compensation for 2006, the Committee authorized the grant of certain RSAs (“2006 Retention RSAs”) for approximately 523,191 shares to certain of our key employees, including the grant for 334,079 shares to the NEOs. The Committee determined and recommended the grant of the 2006 Retention RSAs to provide additional retention value for our executives and key employees since the vesting of a majority of all previously granted RSAs had accelerated as a result of our Common Stock achieving the Performance Vesting targets relating to such RSAs. The 2006 Retention RSAs issued to Messrs. Moreland, Kelly, Hawk and Young provided for Performance Vesting of 100% of the 2006 Retention RSAs on February 23, 2009 (the third anniversary of the grant date), or thereafter, if applicable, provided the Common Stock closed at or above $42.50 per share (approximately 137% of the Base Price) for any 20 consecutive trading days which included any date on or between September 22, 2008 and February 23, 2009. The 2006 Retention RSAs issued to all other employees, including Messrs. Brown and Kelley (who were not NEOs at the time), provided for

Time Vesting of 100% of the 2006 Retention RSAs on February 23, 2009. On February 23, 2009, as a result of the Common Stock not achieving the applicable price threshold, the 2006 Retention RSAs granted to Messrs. Moreland, Kelly, Hawk and Young were forfeited.

The following table shows the number of Integration RSAs and 2006 Retention RSA forfeited by each of the NEOs:

Name	Integration RSAs Forfeited December 31, 2008	2006 Retention RSAs Forfeited February 23, 2009	Total RSAs Forfeited
W. Benjamin Moreland	62,897	78,108	141,005
John P. Kelly	—	145,533	145,533
Jay A. Brown	22,000	—	22,000
James D. Young	53,581	36,294	89,875
E. Blake Hawk	61,625	55,657	117,282
Philip M. Kelley	—	—	—

In the second quarter of 2006, the Committee approved the grant of certain RSAs (“2006 Succession RSAs”) for 20,000 shares and 20,000 shares to Mr. Brown and Mr. Kelley, respectively. The 2006 Succession RSAs provide for vesting of 100% of the 2006 Succession RSAs on May 25, 2009 (the third anniversary of the grant date), or thereafter, if applicable, provided the Common Stock closes at or above $42.50 per share (approximately 132% of the Base Price) for any 20 consecutive trading days which include any date on or between December 22, 2008 and May 25, 2009.

Additional information regarding the Integration RSAs, 2007 Retention RSAs, 2006 Retention RSAs and 2006 Succession RSAs is provided below in the tables and related footnotes at “—Summary Compensation Table” and “—Grants of Plan-Based Awards in 2008” in this “VII. Executive Compensation.”

RSA Valuations and Grant Levels. In determining RSA valuations and grant levels each year, the Committee generally follows an approach similar to the one it utilizes to develop base salaries and AI awards. With the assistance of the Compensation Consultant, the Committee examines the long-term incentive practices at the Peer Group and other companies reviewed in the Competitive Market Analysis to determine the 75th percentile of the market as to long-term incentive values. Using the 75th percentile of market for similar officer positions generally as the midpoint, ranges of RSA multiples of base salary are established for each executive. While the ranges of RSA base salary multiples target the 75th percentile of market generally as the midpoint, the ranges extend above and below this 75th percentile, based upon where the market data indicates the distribution of these ranges tend to be. An RSA multiple of base salary, generally based on our overall financial performance for the prior year and each executive’s individual performance and anticipated future role, is then (1) determined and approved by the Committee for the CEO and EVC and (2) proposed by the CEO and reviewed and approved by the Committee for each of the other executives. The fair value of the RSAs as developed by the Compensation Consultant are then converted into a recommended number of shares to be granted to each executive, typically based on the per share closing price of the Common Stock on the date of grant. The valuation methodology used to value (1) the 2008 Performance RSAs, (2) the 2007 Performance RSAs, the Integration RSAs and the 2007 Retention RSAs and (3) the 2006 Performance RSAs, 2006 Retention RSAs and the 2006 Succession RSAs, respectively, is summarized in notes 1 and 12 to our consolidated financial statements in our 2008 Form 10-K, our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) and our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Form 10-K”). In determining the grant levels for the Annual RSAs granted in 2009, the Committee utilized a Common Stock price of $20.00 per share, instead of using the closing per share Common Stock price on the grant date, which was $15.99, as had been the practice for several years. Using a Common Stock price of $20.00 instead of the closing common stock price on the grant date of $15.99, resulted in fewer shares granted for the 2009 Annual RSAs.

In addition to considering the valuation of each RSA grant, management and the Committee also consider the overall potential stockholder dilution impact and “burn rate” (i.e., the rate at which awards are granted) of the RSAs to be granted. Each year, the Committee reviews and recommends to the Board for approval a budgeted level of shares that may be used in connection with the grant of RSAs to the executives and our other eligible employees. This review and recommendation process includes an analysis of potential dilution levels and burn rates resulting from the potential grant of such RSAs as compared to independent surveys from third party sources, which may include the Compensation Consultant, RiskMetrics Group or Mercer. The Committee and management use this competitive market data regarding dilution levels and burn rates as an additional gauge in making decisions regarding annual grants of long-term equity compensation.

Our stockholder dilution was approximately 5.50%, 6.00% and 7.50%, and our burn rate was approximately 0.50%, 0.50% and 0.60% for the years ended December 31, 2008, 2007 and 2006, respectively. We believe our stockholder dilution and burn rates are competitive relative to comparable companies based upon the independent surveys identified above.

Stock Options

Neither the Committee nor the Board has granted stock options to purchase shares of Common Stock to employees since 2003, and neither has granted stock options to any executive officers, including the NEOs, since October 2001. Neither the Committee nor the Board anticipates granting stock options to executives or other employees for the foreseeable future.

CCAL Share Options

To meet its long-term incentive objectives, CCAL has established a separate share option program for CCAL employees, which relates to shares of CCAL and is administered by the CCAL board of directors (or a committee thereof) (“CCAL Board). The CCAL share options (“CCALSOs”) generally have a seven year term and generally provide for (1) Time Vesting at 20% on each of the first five anniversary dates of the grant date or (2) Time Vesting at 10%, 20%, 30% and 40%, respectively, on each of the first four anniversary dates of the grant date and accelerated Performance Vesting at CCAL share valuation targets over the four year performance period. The CCALSO exercise price is determined by the CCAL Board and is typically based on the most recent available independent per share valuation of CCAL at the time of grant. Subject to the CCAL Board’s discretion, CCAL employees currently have an opportunity during the second quarter of each year to cash settle any vested CCALSOs at a price based on the most recent available per share independent valuation of CCAL at the time of exercise.

In connection with his service as Managing Director of CCAL, Mr. Kelley was granted CCALSOs in 2007, 2006 and 2005 (see the tables and related footnotes below at “—Summary Compensation Table” and “—Outstanding Equity Awards at 2008 Fiscal Year End” in this “VII. Executive Compensation” for additional information regarding the CCALSOs granted to Mr. Kelley). None of the other NEOs have ever been granted CCALSOs.

Severance Agreements

The Committee believes establishing competitive severance arrangements with our executives is a key part of a total rewards package to effectively recruit and retain high-performing executives. We have entered into severance agreements containing severance benefits, non-compete, non-solicitation and minimum Common Stock ownership provisions with each NEO and certain other senior officers (as amended, “Severance Agreements”). We do not currently have employment agreements with any of our executives other than the Severance Agreements.

Pursuant to each Severance Agreement, we are required to provide severance benefits to the officer if such officer is terminated without cause (as defined in the Severance Agreement) or such officer terminates employment with good reason (as defined in the Severance Agreement) (collectively a “qualifying termination”). The Severance Agreements provide for enhanced severance benefits if the officer incurs a qualifying termination within two years following a change in control (as defined in the Severance Agreements).

In December 2007, we entered into amendments (“Severance Amendments”) to our Severance Agreements with each of the NEOs serving at such time. The Severance Amendments primarily add or modify provisions to the Severance Agreements in order to avoid the imposition of additional taxes and interest pursuant to Section 409A of the Internal Revenue Code of 1986, as amended (“Code”). The Severance Amendments also made certain other changes that include (1) elimination of disability and death benefits in the event of a qualifying termination and (2) clarification or modification of certain defined terms and other provisions. The provisions reflected in the Severance Agreements have been incorporated into Severance Agreements subsequently entered into with executive officers.

We periodically review the level of the officer severance benefits by analyzing our severance benefits as compared to competitive market severance and change-in-control practices as provided in surveys and information from third parties, which may include the Compensation Consultant, Mercer, and RiskMetrics Group. Subsequent Severance Agreements may be different as a result of such reviews.

Details regarding the severance benefits provided under the Severance Agreements and the potential value thereof are provided below at “—Potential Payments Upon Termination of Employment” in this “VII. Executive Compensation.”

Other Benefits and Perquisites

In addition to base pay, short-term incentives, long-term incentives and severance benefits, we provide the other benefits outlined below. We believe these other benefits support our overall attraction and retention objectives.

Retirement Benefits

Our executives are eligible to participate in our 401(k) Plan under the same parameters applicable to all other employees, including eligibility for (1) a base matching contribution from us (which is subject to the Committee’s discretion) equal to 100% of the first 3% of the executive’s compensation contributed (“Base Match”) and (2) a discretionary annual matching contribution from us (which is also subject to the Committee’s discretion) equal to 100% of the next 3% of the executive’s compensation contributed, subject to IRS limitations (“Discretionary Match”). The value of our Base Match and Discretionary Match contributions for each NEO for the 2008, 2007 and 2006 401(k) Plan years are provided below in the table at “—Summary Compensation Table” in this “VII. Executive Compensation.”

Health and Welfare Benefits

Our executives are eligible to participate in the same health and welfare benefits that are available to our other eligible employees, such as medical, dental, life and disability insurance. The value of the health and welfare benefits paid by us for each NEO in 2008, 2007 and 2006 is provided below in the tables at “—Summary Compensation Table” and “—All Other Compensation Table” in this “VII. Executive Compensation.”

Relocation Benefits

In general, we do not offer our executives significant perquisites, other than relocation assistance (which includes expatriate benefits for international assignments). We generally offer relocation assistance to all of our employees who we ask to relocate in connection with their employment with us, with the level of benefits generally corresponding to the level of the employee’s position. We have found that relocation assistance can play an important role in attracting qualified new hire candidates or transferring existing employees to our various office locations. The primary benefits provided under our relocation assistance program to our NEOs and other senior management are generally: reasonable moving and related expenses, closing costs related to selling and buying a house, and temporary living expenses, if needed, for up to 60 days. In 2008, 2007 and 2006, we provided relocation benefits to two NEOs as described below in the table and related footnotes at “—All Other Compensation Table” in this “VII. Executive Compensation.”

Other Matters

Stock Ownership Requirements

In order to further align the interests of our senior management with those of our stockholders, we have adopted certain stock ownership requirements designed to support a culture of ownership among the NEOs and certain other senior officers with whom we have Severance Agreements. The Committee believes the maintenance of Common Stock ownership levels motivates executives to perform in accordance with the interests of our stockholders. The requirement levels are designed to ensure the executives have a meaningful economic stake in the Common Stock, while satisfying the executives’ need for portfolio diversification.

Our stock ownership requirements require our executives with Severance Agreements to accumulate, own and hold at all times during their employment a specified number of shares of Common Stock, which number does not include unvested RSAs which remain subject to transfer and forfeiture restrictions. Newly appointed or promoted senior officers are generally provided a grace period to accumulate the requisite number of shares (typically three years for newly hired senior officers). The specified number of shares to be held is agreed to by the executive and set forth in such executive’s Severance Agreement.

The current number of shares of Common Stock required to be held by the NEOs is set forth below in the description of the Severance Agreements at “—Potential Payments Upon Termination of Employment” in this “VII. Executive Compensation.” As of December 31, 2008, all of the NEOs serving at that time had exceeded their share ownership requirements.

Accounting and Tax Impacts upon Executive Compensation

For a discussion of the accounting impacts on various elements of long-term incentive compensation, see notes 1 and 12 to our consolidated financial statements in our 2008 Form 10-K, 2007 Form 10-K and 2006 Form 10-K.

Section 162(m) of the Code (“Section 162(m)”) generally disallows a public company’s tax deduction for compensation paid to the CEO and the four other most highly compensated officers in excess of $1 million in any taxable year. However, qualifying performance-based compensation is not subject to the deduction limit if certain requirements are satisfied.

In determining executive compensation, the Committee considers, among other factors, the possible tax consequences. Tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws) that are beyond our control. In addition, the Committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. For these reasons, the Committee, while considering tax deductibility as one of the factors in determining compensation, does not limit compensation to those levels or types of compensation that will be deductible by us.

To this end, the AI Plan does not qualify for the Section 162(m) exemption even though it is an annual performance-based cash program primarily because the Committee maintains some level of subjectivity regarding the payout multiple applied to the executive based on the Committee’s assessment of the executive’s individual performance.

All compensation attributable to the vesting of RSAs with Performance Vesting and stock option exercises during 2008, 2007 and 2006 satisfied the requirements for deductibility under Section 162(m).

The portion of Mr. Kelly’s combined base salary and AI award in excess of $1 million for 2008, 2007 and 2006 does not qualify as performance-based compensation under Section 162(m) and is not deductible by us. In 2008, 2007 and 2006, only Mr. Kelly had non-performance based compensation that exceeded the $1 million threshold described above.

Compensation Committee 2008 Report

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions, it has recommended to the Board that the “Compensation Discussion and Analysis” be included in this proxy statement.

Respectfully submitted by the Compensation Committee of the Board,

David Abrams (Chairman)
Lee W. Hogan
Ari Q. Fitzgerald
Robert E. Garrison II

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation of the NEOs for 2008, 2007 and 2006. Additional details regarding the applicable elements of compensation in the Summary Compensation Table are provided in the footnotes following the table.

Name and Principal Position	Year	Salary ($)(a)	Stock Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	All Other Compensation(d)	Total
W. Benjamin Moreland	2008	$418,347	$2,395,141	$559,637	$25,158	$3,398,283
President & CEO	2007	$360,395	$2,184,875	$426,731	$24,799	$2,996,800
	2006	$348,398	$1,396,265	$417,846	$24,453	$2,186,962

John P. Kelly	2008	$482,567	$2,646,517	$714,029	$25,213	$3,868,326
EVC	2007	$495,274	$3,139,203	$821,965	$24,928	$4,481,370
	2006	$476,038	$2,471,810	$749,252	$24,914	$3,722,014

Jay A. Brown (e)	2008	$261,025	$1,118,070	$242,327	$24,900	$1,646,322
SVP & CFO

James D. Young	2008	$333,232	$1,639,365	$316,712	$25,074	$2,314,383
SVP & COO	2007	$307,015	$1,743,078	$244,944	$41,337	$2,336,374
	2006	$298,051	$1,158,988	$287,755	$83,128	$1,827,922

E. Blake Hawk	2008	$365,466	$1,533,860	$364,186	$23,083	$2,286,595
EVP & General Counsel	2007	$353,107	$1,605,737	$320,361	$23,909	$2,303,114
	2006	$341,538	$920,501	$335,253	$24,428	$1,621,720

Philip M. Kelley (e)	2008	$237,923	$1,812,981	$173,026	$670,427	$2,894,357
SVP—Corporate
Development & Strategy

(a)	Represents the dollar value of base salary earned by the NEO during the applicable fiscal year. In the first quarter of 2008, the NEOs received increases to their prior year base salaries ranging from 3.50% to 14.64%. In the third quarter of 2008, Mr. Kelly’s base salary was decreased 10% as he transitioned from CEO to EVC, and the base salaries of Messrs. Moreland, Brown and Kelley were increased from 2007 levels by 30.8%, 82.9% and 44.8%, respectively, in recognition of their promotions to the positions set forth in the table above. For 2007, the NEOs (other than Messrs. Brown and Kelley who became NEOs in 2008) received increases to their prior year base salaries ranging from 3.50% to 4.27%. For 2006, the NEOs (other than Messrs. Brown and Kelley who became NEOs in 2008) received increases to their prior year base salaries ranging from 1.34% to 3.25%.
(b)	Represents the amount recognized for financial statement reporting purposes with respect to the applicable fiscal year for RSAs granted to the executives, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. A summary of the 2008, 2007 and 2006 SFAS 123(R) RSA valuation methodology and assumptions is provided in notes 1 and 12 of the consolidated financial statements in our 2008 Form 10-K, 2007 Form 10-K and 2006 Form 10-K. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The amount shown for 2008 includes (1) the cost recognized for the 2008 Performance RSAs, 2007 Performance RSAs, Integration RSAs, 2006 Performance RSAs and 2006 Retention RSAs granted to the NEOs as a component of long-term equity based compensation, as well as (2) the recognized cost for 2007 Time Vest RSAs, 2006 Succession RSAs and 2006 Time Vest RSAs granted to Mr. Brown, (3) 2007 Retention RSAs, 2006 Succession RSAs, 2006 Time Vest RSAs and CCALSOs granted to Mr. Kelley, and (4) New Hire RSAs granted to Mr. Young in 2005. The amount shown for 2007 includes (1) the cost recognized for the 2007 Performance RSAs, Integration RSAs, 2006 Performance RSAs and 2006 Retention RSAs granted to the NEOs as a component of long-term equity-based compensation, as well as (2) the recognized cost for 2007 Time Vest RSAs, 2006 Succession RSAs and 2006 Time Vest RSAs granted to Mr. Brown, (3) 2007 Retention RSAs, 2006 Succession RSAs, 2006 Time Vest RSAs and CCALSOs granted to Mr. Kelley and (4) New Hire RSAs granted to Mr. Young in 2005. The amount shown for 2006 includes (1) the cost recognized for the 2006 Performance RSAs and 2006 Retention RSAs granted to the NEOs as a component of long-term equity-based compensation, as well as (2) the recognized cost for 2006 Succession RSAs and 2006 Time Vest RSAs for Messrs, Brown and Kelley and CCALSOs for Mr. Kelley and (3) New Hire RSAs granted to Mr. Young in 2005. A description of the vesting parameters that are generally applicable to these various RSAs is provided above at “—CD&A—Elements of Executive Compensation and Benefits—Long-Term Incentives—RSAs” in this “VII. Executive Compensation”; additional information regarding New Hire RSAs granted to Mr. Young and CCALSOs for Mr. Kelley is provided below and in the table and related footnotes below at “—Outstanding Equity Awards at 2008 Fiscal Year-End” in this “VII. Executive Compensation”:

•

New Hire RSAs: In October of 2005, Mr. Young was granted New Hire RSAs in the amount of 33,000 shares. The amount recognized in accordance with SFAS 123(R) during 2008, 2007 and 2006 for the New Hire RSAs granted to Mr. Young is as follows:

Name	Title	Year	New Hire RSA Compensation Expense $
James D. Young	SVP & COO	2008	$139,036
		2007	$181,127
		2006	$267,501

•

CCALSOs: In 2007, 2006 and 2005, Mr. Kelley was granted CCALSOs relating to (1) 500,000, (2) 300,000 and (3) 500,000 shares of CCAL, respectively. The CCALSOs granted in 2007 have a term of seven years and provide for Time Vesting at 10%, 20%, 30% and 40%, respectively, on each of the first four anniversary dates of the grant date and accelerated Performance Vesting at CCAL share valuation targets over the four year performance period. The CCALSOs granted in 2005 and 2006 have a term of seven years and provide for Time Vesting at 20% on each of the first five anniversary dates of the grant date. The amount recognized in accordance with SFAS 123(R) during 2008 for the CCALSOs granted to Mr. Kelley in 2007, 2006 and 2005 is as follows:

Name	Title	Year	CCALSO Compensation Expense $
Philip M. Kelley	SVP—Corporate Development and Strategy	2008	$372,550

(c)	Represents the value of the AI awards earned by the NEOs for meeting financial performance and individual performance objectives in the applicable fiscal year under the applicable AI Plan. These AI awards are paid in cash. Additional details regarding the range of the executives AI award opportunities are disclosed below in the table and related footnotes at “—Grants of Plan-Based Awards in 2008” in this “VII. Executive Compensation.”
(d)	Represents the aggregate value of all other compensation for the applicable fiscal year not otherwise reported in any other column of the Summary Compensation Table. This amount includes our matching contributions to the executives under the 401(k) Plan and the dollar value of the portion of the health and welfare benefits and insurance premiums paid by us for the NEO relating to the applicable fiscal year, as well as relocation benefits for Messrs. Young and Kelley and expatriate benefits for Mr. Kelley. Additional details regarding these amounts are provided in the table below at “—All Other Compensation Table” and the footnotes thereto in this “VII. Executive Compensation.”
(e)	Messrs. Brown and Kelley became NEOs in 2008, and, therefore, compensation information is only provided for them with respect to 2008.

All Other Compensation Table

The following table and the footnotes thereto describe the components of the “All Other Compensation” column in the Summary Compensation Table above.

Name	Year	Registrant Contributions to Defined Contribution Plans(a)	Insurance Premiums(b)	Other(c)	All Other Compensation(d)
W. Benjamin Moreland	2008	$13,800	$11,358	$—	$25,158
	2007	$13,500	$11,299	$—	$24,799
	2006	$13,200	$11,253	$—	$24,453

John P. Kelly	2008	$13,800	$11,413	$—	$25,213
	2007	$13,500	$11,428	$—	$24,928
	2006	$13,200	$11,714	$—	$24,914

Jay A. Brown (e)	2008	$13,800	$11,100	$—	$24,900

James D. Young	2008	$13,800	$11,274	$—	$25,074
	2007	$11,250	$11,247	$18,840	$41,337
	2006	$11,000	$11,068	$61,060	$83,128

E. Blake Hawk	2008	$13,800	$9,283	$—	$23,083
	2007	$13,500	$10,409	$—	$23,909
	2006	$13,200	$11,228	$—	$24,428

Philip M. Kelley (e)	2008	$13,800	$11,057	$645,570	$670,427

(a)	Represents our Base Match and Discretionary Match contributions made to the NEOs under the 401(k) Plan relating to the applicable fiscal year.
(b)	Represents the portion of the NEO’s health and welfare insurance premiums paid by us for the applicable fiscal year. The health and welfare benefits for which a portion of these premiums were paid included the following:

•	Medical and vision insurance

•	Dental insurance

•	Basic life insurance

•	Short-term disability insurance

•	Long-term disability insurance

(c)	For Mr. Young, the amounts shown represent the value of relocation benefits for Mr. Young during the applicable fiscal year in connection with his relocation to Pittsburgh, Pennsylvania. For Mr. Kelley, the amount shown represents the value of expatriate and relocation benefits for Mr. Kelley during 2008 in connection with his expatriate assignment as Managing Director of CCAL, including:

•

$49,706 cost of living allowance to adjust for the difference in the cost of goods and services between Houston, Texas and Sydney, Australia, as determined by ORC Worldwide (a third-party cost of living administrator).

•

$323,166 special expatriate incentive earned over the four year performance period during which Mr. Kelley served as Managing Director of CCAL as a result of CCAL exceeding Adjusted EBITDA performance goals.

•	$145,060 in expatriate benefits, including a housing allowance, a car allowance and foreign taxes.

•	$44,437 in relocation benefits in connection with Mr. Kelley’s relocation back to Houston, Texas.

•	$83,201 in tax gross-ups on the expatriate benefits.

(d)	Represents the aggregate value of all other compensation elements for the applicable fiscal year, which is included above in the “All Other Compensation” column of the table under “—Summary Compensation Table” in this “VII. Executive Compensation.”
(e)	Messrs. Brown and Kelley became NEOs in 2008, and, therefore, compensation information is only provided for them with respect to 2008.

Grants of Plan-Based Awards in 2008

The following table and the footnotes thereto provide information regarding grants of plan-based equity and non-equity awards made to the NEOs during 2008:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Awards(b)(c)			Grant Date Fair Value of Stock and Option Awards(d)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
W. Benjamin Moreland	—	$189,503	$379,006	$663,261	—	—	—	$—
	02/21/08	$—	$—	$—	—	63,802	—	$1,718,188
	04/22/08	$—	$—	$—	—	45,659	—	$1,469,763
	05/23/08	$—	$—	$—	—	6,555	—	$211,005

John P. Kelly	—	$241,783	$483,566	$846,240	—	—	—	$—
	02/21/08	$—	$—	$—	—	109,783	—	$2,956,456

Jay A. Brown	—	$80,842	$161,683	$269,892	—	—	—	$—
	02/21/08	$—	$—	$—	—	29,700	—	$799,821
	04/22/08	$—	$—	$—	—	38,216	—	$1,230,173

James D. Young	—	$110,621	$221,242	$387,174	—	—	—	$—
	02/21/08	$—	$—	$—	—	57,766	—	$1,555,638

E. Blake Hawk	—	$138,128	$276,255	$414,383	—	—	—	$—
	02/21/08	$—	$—	$—	—	46,884	—	$1,262,586

Philip M. Kelley	—	$63,407	$126,815	$190,222	—	—	—	$—
	02/21/08	$—	$—	$—	—	24,376	—	$656,446
	09/01/08	$—	$—	$—	—	8,230	—	$264,924

(a)	Represents the estimated payouts that the NEOs could earn under the 2008 AI Plan as described in the CD&A above. The AI opportunities for each NEO, calculated as a percentage of the NEO’s base salary, are provided above in “—CD&A—Elements of Executive Compensation and Benefits—Short Term Incentives—AI Plan Award Opportunity.”

The actual AI awards paid to each NEO under the AI Plan are disclosed above in the “Non-Equity Incentive Plan Compensation” column of the table at “—Summary Compensation Table” in this “VII. Executive Compensation.”

(b)	The first grant listed for each NEO represents the 2008 Performance RSAs granted in the first quarter of 2008. The other grants listed for Messrs. Moreland, Brown and Kelley represent 2008 Promotion RSAs granted in the second quarter of 2008 for Messrs. Moreland and Brown and in the third quarter of 2008 for Mr. Kelley. All such grants were made pursuant to the 2004 Plan. Details regarding vesting parameters generally applicable to these RSAs are provided above in “—CD&A—Elements of Executive Compensation and Benefits—Long-Term Incentives—RSAs” in this “VII. Executive Compensation.” The aggregate compensation cost calculated in accordance with SFAS 123(R) for 2008 for the 2008 Performance RSAs and 2008 Promotion RSAs granted to the NEOs is included above in the Stock Awards column of the table at “—Summary Compensation Table” in this “VII. Executive Compensation.”
(c)	In addition to the 2008 Performance RSAs and 2008 Promotion RSAs granted in 2008, in the first quarter of 2009 the Compensation Committee authorized the grant, pursuant to the 2004 Plan, of certain 2009 Performance RSAs and 2009 Time Vest RSAs, including the grant of certain 2009 Performance RSAs and 2009 Time Vest RSAs to the NEOs. See “—CD&A—Elements of Executive Compensation and Benefits—Long-Term Incentives—RSAs” for additional information regarding the 2009 Performance RSAs and 2009 Time Vest RSAs, including vesting parameters that are generally applicable to such RSAs.
(d)	Represents the aggregate grant date fair value of the 2008 Performance RSAs and 2008 Promotion RSAs granted to the NEOs in 2008 calculated in accordance with SFAS 123(R). Generally, the aggregate grant date fair value is the amount we would expense in our financial statements over the RSA’s vesting schedule. For information on the valuation assumptions, see notes 1 and 12 to the consolidated financial statements in our 2008 Form 10-K. A description of the vesting parameters that are generally applicable to the 2008 Performance RSAs and 2008 Promotion RSAs granted to the NEOs as a component of long-term equity-based compensation is provided above at “—CD&A—Elements of Executive Compensation and Benefits—Long-Term Incentives—RSAs” in this “VII. Executive Compensation.”

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table and footnotes related thereto provide information regarding each stock option and other equity-based awards outstanding as of December 31, 2008 for each NEO.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable(#)	Number of Securities Underlying Unexercised Options - Unexercisable(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)(a)	Market Value of Shares or Units of Stock That Have Not Vested($)(b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(#)(d)		Equity Incentive Awards: Market or Payout Plan Value of Unearned Shares, Units or Other Rights that Have Not Vested($)(e)
W. Benjamin Moreland	150,000	—	$15.5000	10/18/2009	—	$—	—		$—
	100,000	—	$17.0630	10/18/2009	—	$—	—		$—
	50,000	—	$31.8750	02/01/2010	—	$—	—		$—
	8,356	—	$30.8750	11/15/2010	—	$—	—		$—
	2,870	—	$23.3750	12/20/2010	—	$—	—		$—
	26,000	—	$24.6880	02/22/2011	—	$—	—		$—
	400,000	—	$8.7000	09/25/2011	—	$—	—		$—
	—	—	$—	—	—	$—	41,659		$732,365
	—	—	$—	—	—	$—	78,108	(c)	$1,373,139	(c)
	—	—	$—	—	—	$—	38,606		$678,693
	—	—	$—	—	—	$—	63,802		$1,121,639
	—	—	$—	—	—	$—	45,659		$802,685
	—	—	$—	—	—	$—	6,555		$115,237

John P. Kelly	14,524	—	$18.5625	03/14/2009	—	$—	—		$—
	45,859	—	$18.8750	06/01/2009	—	$—	—		$—
	19,573	—	$19.9370	06/02/2009	—	$—	—		$—
	30,568	—	$20.0630	07/30/2009	—	$—	—		$—
	50,000	—	$21.0630	07/30/2009	—	$—	—		$—
	200,000	—	$15.5000	09/30/2009	—	$—	—		$—
	100,000	—	$31.8750	02/01/2010	—	$—	—		$—
	75,226	—	$20.1880	02/02/2010	—	$—	—		$—
	5,257	—	$39.7500	03/08/2010	—	$—	—		$—
	16,712	—	$30.8750	11/15/2010	—	$—	—		$—
	7,891	—	$23.3750	12/20/2010	—	$—	—		$—
	32,000	—	$24.6880	02/22/2011	—	$—	—		$—
	590,000	—	$8.7000	09/25/2011	—	$—	—		$—
	—	—	$—	—	—	$—	72,446		$1,273,601
	—	—	$—	—	—	$—	145,533	(c)	$2,558,470	(c)
	—	—	$—	—	—	$—	67,637		$1,189,058
	—	—	$—	—	—	$—	109,783		$1,929,985

Jay A. Brown	10,000	—	$17.6250	08/25/2009	—	$—	—		$—
	1,200	—	$31.8750	02/01/2010	—	$—	—		$—
	5,000	—	$24.6880	02/22/2011	—	$—	—		$—
	20,000	—	$10.1900	08/31/2011	—	$—	—		$—
	20,000	—	$8.7000	09/25/2011	—	$—	—		$—
	—	—	$—	—	6,560	$115,325	—		$—
	—	—	$—	—	10,981	$193,046	—		$—
	—	—	$—	—	—	$—	20,000		$351,600
	—	—	$—	—	8,233	$144,736	—		$—
	—	—	$—	—	—	$—	29,700		$522,126
	—	—	$—	—	—	$—	38,216		$671,837

James D. Young	—	—	$—	—	18,150	$319,077	—		$—
	—	—	$—	—	—	$—	29,037		$510,470
	—	—	$—	—	—	$—	36,294	(c)	$638,049	(c)
	—	—	$—	—	—	$—	29,899		$525,624
	—	—	$—	—	—	$—	57,766		$1,015,526

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable(#)		Number of Securities Underlying Unexercised Options - Unexercisable(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)(a)	Market Value of Shares or Units of Stock That Have Not Vested($)(b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(#)(d)		Equity Incentive Awards: Market or Payout Plan Value of Unearned Shares, Units or Other Rights that Have Not Vested($)(e)
E. Blake Hawk	170,000		—	$18.9380	02/11/2009	—	$—	—		$—
	6,757		—	$18.1250	03/04/2009	—	$—	—		$—
	8,338		—	$18.8750	06/01/2009	—	$—	—		$—
	3,559		—	$19.9370	06/02/2009	—	$—	—		$—
	14,264		—	$20.0630	07/30/2009	—	$—	—		$—
	75,000		—	$31.8750	02/01/2010	—	$—	—		$—
	81,012		—	$20.1880	02/02/2010	—	$—	—		$—
	4,821		—	$39.7500	03/08/2010	—	$—	—		$—
	100,000		—	$28.0000	09/20/2010	—	$—	—		$—
	16,712		—	$30.8750	11/15/2010	—	$—	—		$—
	7,174		—	$23.3750	12/20/2010	—	$—	—		$—
	26,000		—	$24.6880	02/22/2011	—	$—	—		$—
	250,000		—	$8.7000	09/25/2011	—	$—	—		$—
	30,000	(f)	—	$18.9380	02/11/2009	—	$—	—		$—
	—		—	$—	—	—	$—	26,717		$469,685
	—		—	$—	—	—	$—	55,657	(c)	$978,450	(c)
	—		—	$—	—	—	$—	26,134		$459,436
	—		—	$—	—	—	$—	46,884		$824,221

Philip M. Kelley (g)	14,000		—	$31.8750	02/01/2010	—	$—	—		$—
	7,500		—	$20.1880	02/02/2010	—	$—	—		$—
	1,314		—	$39.7500	03/08/2010	—	$—	—		$—
	5,014		—	$30.8750	11/15/2010	—	$—	—		$—
	1,865		—	$23.3750	12/20/2010	—	$—	—		$—
	20,000		—	$24.6880	02/22/2011	—	$—	—		$—
	50,000		—	$8.7000	09/25/2011	—	$—	—		$—
	—		—	$—	—	600	$10,548	—		$—
	—		—	$—	—	4,998	$87,865	—		$—
	—		—	$—	—	7,506	$131,955	—		$—
	—		—	$—	—	—	$—	20,000		$351,600
	—		—	$—	—	30,000	$527,400	—		$—
	—		—	$—	—	—	$—	24,376		$428,530
	—		—	$—	—	—	$—	8,230		$144,683

(a)	Represents the outstanding and unvested portion of certain Time Vest RSA grants to Messrs. Brown, Young and Kelley. For Mr. Brown, (1) the first grant listed represents 2006 Time Vest RSAs, (2) the second grant listed represents 2006 Retention RSAs, and (3) the third grant listed represents 2007 Time Vest RSAs. Mr. Young’s RSAs for 18,150 shares represent the remaining unvested portion of his New Hire RSAs that were granted to him on October 20, 2005. Mr. Young began working for us on October 17, 2005. Mr. Young’s New Hire RSAs Time Vest as follows:

Time-Measure Date	Incremental % of RSAs Vesting	Aggregate % of RSAs Vesting
October 20, 2006	10%	10%
October 20, 2007	15%	25%
October 20, 2008	20%	45%
October 20, 2009	25%	70%
October 20, 2010	30%	100%

For Mr. Kelley, (1) the first grant listed represents a Promotion RSA granted in 2004 (“2004 Promotion RSA”) that will Time Vest on June 1, 2009; (2) the second grant listed represents 2006 Time Vest RSAs; (3) the third grant listed represents 2006 Retention RSAs; and (4) the fourth grant listed represents 2007 Retention RSAs.

(b)	Represents the market value of the outstanding RSAs described in footnote (a) above that have not yet vested based on the closing Common Stock price as of December 31, 2008 of $17.58 per share.
(c)	Represents the 2006 Retention RSAs granted to Messrs. Moreland, Kelly, Young and Hawk. On February 23, 2009, as a result of the Common Stock not achieving the applicable price threshold, the 2006 Retention RSAs granted to Messrs. Moreland, Kelly, Young and Hawk were forfeited.
(d)	Represents the number of outstanding and unvested portion of certain Performance RSAs. For Messrs. Moreland, Kelly, Young and Hawk, (1) the first grant listed represents 2006 Performance RSAs, (2) the second grant listed represents 2006 Retention RSAs, (3) the third grant listed represents 2007 Performance RSAs, and (4) the fourth grant listed represents 2008 Performance RSAs. For Mr. Moreland, the fifth and sixth grants listed represent 2008 Promotion RSAs. For Messrs. Brown and Kelley, (1) the first grant listed represents 2006 Succession RSAs, (2) the second grant listed represents 2008 Performance RSAs and (3) the third grant listed represents 2008 Promotion RSAs. None of such RSAs have vested, other than one-third of the number of 2006 Performance RSAs originally granted, which vested upon the Common Stock closing at or above a per share price equal to 115% of the Base Price ($35.52) for 20 consecutive trading days during 2007. See footnote (c) above regarding the forfeiture in February 2009 of the 2006 Retention RSAs granted to Messrs. Moreland, Kelly, Young and Hawk. Details of the vesting parameters that are generally applicable to these RSAs are discussed above at “—CD&A—Elements of Executive Compensation and Benefits—Long-Term Incentives—RSAs” in this “VII. Executive Compensation.”

(e)	Represents the market value of the outstanding Performance RSAs described in footnote (d) above that have not yet vested based on the closing Common Stock price as of December 31, 2008 of $17.58 per share.
(f)	These options were held in a trust for the benefit of Mr. Hawk’s child.
(g)	In addition to the awards shown in the table relating to Common Stock, Mr. Kelley was also granted CCALSOs relating to CCAL shares in 2007, 2006 and 2005, which remained outstanding as follows as of December 31, 2008:

CCALSOs
Number of Securities Underlying Unexercised Options - Exercisable(#)	Number of Securities Underlying Unexercised Options - Unexercisable(#)	Option Exercise Price(A$)		Option Expiration Date
300,000	200,000	A$	1.22	04/14/2012
120,000	180,000	A$	1.75	03/22/2013
166,667	333,333	A$	2.34	03/07/2014

As of the Record Date, the most recent available independent per share valuation of CCAL is A$3.02.

Option Exercises and Stock Vested in 2008

The following table provides the amount realized during 2008 by each NEO upon the exercise of options and upon the vesting of RSAs.

	Options Awards		Stock Awards (a)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
W. Benjamin Moreland	—	$—	19,300	$788,109
John P. Kelly	187,907	$4,336,548	33,812	$1,380,544
Jay A. Brown	—	$—	4,115	$163,289
James D. Young	—	$—	21,546	$760,527
E. Blake Hawk	—	$—	13,065	$533,444
Philip M. Kelley	40,000	$691,543	30,500	$548,645

(a)	For Messrs. Moreland, Kelly and Hawk, amounts shown represent one-third of the original 2007 Performance RSA grant which vested during 2008. For Mr. Brown, the amount shown represents one-third of his original 2007 Time Vest RSA grant which vested during 2008. For Mr. Young, amount shown represents one-third of the 2007 Performance RSAs (14,946 shares) which vested in 2008 plus 20% of Mr. Young’s 2005 New Hire RSAs which Time Vested in 2008 (6,600 shares). For Mr. Kelley, the amount shown represents 25% of the 2004 Promotion RSAs resulting from Time Vesting (500 shares) plus 50% of Mr. Kelley’s 2007 Retention RSAs resulting from Time Vesting (30,000 shares).

Potential Payments Upon Termination of Employment

•	Severance Agreements. We have entered into Severance Agreements containing non-compete, non-solicitation and minimum stock ownership provisions with each NEO.

Pursuant to each Severance Agreement, we are required to provide severance benefits to the officer if such officer’s employment is terminated pursuant to a Qualifying Termination (as defined in footnote (a) to the table below). The Severance Agreements provide for enhanced severance benefits if the officer’s employment is terminated in connection with a Qualifying Termination Upon Change in Control (as defined in footnote (a) to the table below). Upon a Qualifying Termination that does not occur during a change in control period, the executive officer is entitled to:

•

a lump sum payment equal to the sum of the officer’s base salary and annual incentive multiplied by two (for Messrs. Moreland, Kelly and Hawk) or one (for all other NEOs covered by a Severance Agreement). For Messrs. Moreland, Kelly and Hawk annual incentive is defined as 75% of such officer’s base salary. For Messrs. Young and Kelley, annual incentive is defined as 55% of such officer’s base salary. For Mr. Brown, annual incentive is defined as 65% of such officer’s base salary;

•	a prorated cash amount equal to the officer’s annual incentive for the year of termination;

•	a cash amount equal to the officer’s prior year actual annual incentive when and if any annual incentives for the year prior to the date of termination are paid to our other executive officers;

•	continued coverage under specified health and welfare benefit programs for either two years (for Messrs. Kelly, Moreland and Hawk) or one year (for all other NEOs covered by a Severance Agreement);

•

continued participation in the 401(k) Plan for the calendar year of the date of termination including our contributions based upon participation or matching (with payment of the after-tax economic equivalent if and to the extent such is not permitted under the 401(k) Plan or by applicable law); and

•

with respect to any outstanding RSAs and stock options (which remain exercisable for two years following employment or service as a director, if applicable) held by the officer, either (1) immediate vesting (for Messrs. Moreland, Kelly and Hawk)[17] or (2) continued vesting for two years after termination (for all other NEOs covered by a Severance Agreement).

In connection with a Qualifying Termination Upon Change in Control, the officer is entitled to:

•

a lump sum payment equal to the sum of the officer’s base salary and annual incentive multiplied by three (for Messrs. Kelly, Moreland and Hawk) or two (for all other NEOs covered by a Severance Agreement). For Messrs. Moreland, Kelly and Hawk annual incentive is defined as 75% of such officer’s base salary. For Messrs. Young and Kelley, annual incentive is defined as 55% of such officer’s base salary. For Mr. Brown, annual incentive is defined as 65% of such officer’s base salary;

•	a prorated cash amount equal to the officer’s annual incentive for the year of termination,

•	a cash amount equal to the officer’s prior year actual annual incentive when and if any annual incentives for the year prior to the date of termination are paid to our other executive officers;

•	continued coverage under specified health and welfare benefit programs for either three years (for Messrs. Moreland, Kelly and Hawk) or two years (for all other NEOs covered by a Severance Agreement);

•

continued participation in the 401(k) Plan for the calendar year of the date of termination including our contributions based upon participation or matching (with payment of the after-tax economic equivalent if and to the extent such is not permitted under the 401(k) Plan or by applicable law); and

•	immediate vesting of any outstanding RSAs[18] and stock options (which remain exercisable for two years following employment or service as a director, if applicable), held by the officer.

Each of the Severance Agreements also has provisions that generally prohibit the officer, for a period of 12 months following the termination of such officer’s employment with us, from (1) engaging in business activities relating to wireless communication or broadcast towers which compete with us or our affiliates in the United States or Australia and (2) soliciting our employees and our affiliates. Further, the Severance Agreements contain provisions requiring each of the officers to own and hold at all times during such officer’s employment with us, a specified number of shares of Common Stock, which number does not include unvested RSAs which remain subject to transfer and forfeiture restrictions. The number of shares of Common Stock required to be held by the NEOs is as follows:

Name	Title	Minimum Share Holdings
W. Benjamin Moreland	President & CEO	43,000
John P. Kelly	EVC	85,000
Jay A Brown	SVP, CFO & Treasurer	6,000
James D. Young	SVP & COO	6,000
E. Blake Hawk	EVP & General Counsel	47,000
Philip M. Kelley	SVP—Corporate Development & Strategy	6,000

[17]	In lieu of immediate vesting, the 2009 Performance RSAs continue to vest pursuant to the performance criteria for such RSAs.
[18]	The 2009 Performance RSAs vest immediately with respect to the Target Shares and continue to vest pursuant to the performance criteria with respect to the remaining shares.

The following table and footnotes thereto summarize the alternative termination benefits that would be payable under different termination scenarios in accordance with each NEO’s Severance Agreement. The information provided assumes the NEO’s termination occurred as of December 31, 2008.

Name	Termination Type(a)	Severance Amount(b)	Early Vesting of Stock Options(c)	Early or Continued Vesting of Restricted Stock(d)		Other(e)	Estimated Tax Gross Up(f)	Alternative Total Employment Termination Benefits(g)
W. Benjamin Moreland	Qualifying Upon Change in Control	$2,493,750	—	$4,823,758	(h)	$393,858	$—	$7,711,366
	Qualifying	$1,662,500	—	$3,450,619		$383,622	$—	$5,496,741
	Non-Qualifying	$—	—	$—		$—	$—	$—

John P. Kelly	Qualifying Upon Change in Control	$2,362,500	—	$6,951,114	(h)	$375,108	$—	$9,688,722
	Qualifying	$1,575,000	—	$4,392,644		$364,872	$—	$6,332,516
	Non-Qualifying	$—	—	$—		$—	$—	$—

Jay A. Brown	Qualifying Upon Change in Control	$1,105,500	—	$1,998,670		$245,122	$631,314	$3,980,606
	Qualifying	$552,750	—	$366,982		$234,886	$—	$1,154,618
	Non-Qualifying	$—	—	$—		$—	$—	$—

James D. Young	Qualifying Upon Change in Control	$1,055,156	—	$3,008,746		$214,577	$—	$4,278,479
	Qualifying	$527,578	—	$319,077		$204,341	$—	$1,050,996
	Non-Qualifying	$—	—	$—		$—	$—	$—

E. Blake Hawk	Qualifying Upon Change in Control	$1,933,785	—	$2,731,792	(h)	$307,801	$—	$4,973,378
	Qualifying	$1,289,190	—	$1,753,342		$299,586	$—	$3,342,118
	Non-Qualifying	$—	—	$—		$—	$—	$—

Philip M. Kelley	Qualifying Upon Change in Control	$930,000	$574,121	$1,682,581		$202,608	$—	$3,389,310
	Qualifying	$465,000	$425,090	$757,768		$192,372	$—	$1,840,230
	Non-Qualifying	$—	—	$—		$—	$—	$—

(a)	Represents the various employment termination scenarios as defined in the NEO’s Severance Agreements. Generally, each of the scenarios can be described as follows:

•

A “Qualifying Termination” occurs upon (1) our termination of the executive’s employment with us for any reason other than for Cause (as defined in the Severance Agreements) or disability or death, or (2) the executive’s termination of employment with us within 60 days of the occurrence of an event that constitutes Good Reason (as defined in the Severance Agreements).

•	A “Non-Qualifying Termination” occurs upon any termination of the executive’s employment with us other than a Qualifying Termination.

•	A “Qualifying Termination Upon Change in Control” occurs upon a Qualifying Termination of the executive within two years following a Change in Control (as defined in the Severance Agreements).

(b)	Represents the lump sum payment equal to the sum of the NEO’s base salary and annual incentive multiplied by three and two for Messrs. Moreland, Kelly and Hawk, and two and one for Messrs. Brown, Young and Kelley for a Qualifying Termination Upon Change in Control and Qualifying Termination, respectively. For Messrs. Moreland, Kelly and Hawk annual incentive is defined as 75% of such NEO’s base salary. For Messrs. Young and Kelley annual incentive is defined as 55% of such NEO’s base salary. For Mr. Brown, annual incentive is defined as 65% of such NEO’s base salary.
(c)	Represents the value of accelerating the vesting of the outstanding unvested CCALSOs held by Mr. Kelley as of December 31, 2008 (calculated as the number of accelerated CCALSOs multiplied by the difference in the CCALSOs’ exercise price and the most recent available per share independent valuation of CCAL as of December 31, 2008 of A$3.03, adjusted for the Australia to U.S. exchange rate as of December 31, 2008 of A$1.00 to $0.6983. In connection with a Qualifying Termination Upon Change in Control, any outstanding CCALSOs (which remain exercisable for two years following employment or service as a director, if applicable) held by the NEO immediately vest. Upon a Qualifying Termination that does not occur during a change in control period, any outstanding CCALSOs (which remain exercisable for two years following employment or service as a director, if applicable) held by the NEO continue to vest for two years after termination.
(d)	Represents the value of accelerating the vesting of the outstanding unvested RSAs as of December 31, 2008 (calculated as the number of accelerated RSAs multiplied by $17.58, the closing price per share of our Common Stock on December 31, 2008). In connection with a Qualifying Termination Upon Change in Control, any outstanding RSAs and stock options (which remain exercisable for two years following employment or service as a director, if applicable) held by the NEO immediately vest. Upon a Qualifying Termination that does not occur during a change in control period, any outstanding RSAs and stock options (which remain exercisable for two years following employment or service as a director, if applicable) either (1) immediately vest for Messrs. Moreland, Kelly and Hawk or (2) continue to vest for two years after termination for Messrs. Brown, Young and Kelley; provided that, the 2006 Retention RSAs are generally not subject to such accelerated or continued vesting provisions, other than in the case of a Qualifying Termination Upon Change in Control or the death or disability of the officer (see footnote (h) below). For Mr. Young, the vesting of Restricted Stock value for a Qualifying Termination that does not occur during a change in control period assumes that Mr. Young will vest in an additional 8,250 shares in October 2009 and 9,900 shares in October 2010 in his New Hire RSAs.
(e)	Other termination benefits represent the following items:

•

A prorated cash amount equal to the officer’s annual incentive for the year of termination. For Messrs. Moreland, Kelly and Hawk annual incentive is defined as 75% of such NEO’s base salary. For Messrs. Young and Kelley annual incentive is defined as 55% of such NEO’s base salary. For Mr. Brown, annual incentive is defined as 65% of such NEO’s base salary. The payment of a cash amount equal to the NEO’s prior year annual incentive when and if any annual incentives for the year prior to the date of termination are paid to our other executive officers is permitted under the Severance Agreements but would not apply under this scenario since termination is assumed to occur as of December 31, 2008, and any prior year actual annual incentives relating to 2007 would have already been paid.

•	An estimate of the premiums paid by us for continued coverage under specified health and welfare benefit programs.

•

An estimate of our 401(k) Plan matching contributions for continued participation in the 401(k) Plan for 2008, the year in which termination of employment is assumed to occur under this scenario. Assuming termination of employment occurs on December 31, 2008, this amount includes our Discretionary Match contribution for 2008 which is $6,900 since each of the NEOs achieved the level of contribution necessary for 2008 to be eligible for the 3% Discretionary Match.

(f)	In accordance with the NEOs’ Severance Agreements, we will provide a tax assistance payment to cover any excise tax imposed under Code Section 4999. There should be no excise tax imposed on any of the NEOs as the parachute amount is less than the IRC Section 280G parameters of three times the base amount, except with respect to Mr. Brown, whose IRC Section 280G base amount of the five year average of his W-2 earnings is influenced by his prior roles having lower W-2 earnings than his current role.
(g)	Represents an estimate of the alternative total potential payments upon termination of employment that would be paid to or accrued for each NEO assuming the NEO’s employment terminated under different scenarios as of December 31, 2008.
(h)	The difference in the amounts for Messrs. Moreland, Kelly and Hawk shown in the Early or Continued Vesting of Restricted Stock column upon a Qualifying Termination versus a Qualifying Termination Upon Change in Control is attributable to the accelerated vesting of the 2006 Retention RSAs upon a Qualifying Termination Upon Change in Control. On February 23, 2009, as a result of the Common Stock not achieving the applicable price threshold, the 2006 Retention RSAs granted to Messrs. Moreland, Kelly, Young and Hawk were forfeited.

Board Compensation

General. The Board maintains a compensation arrangement for the non-employee directors of the Board. A director who is also an employee of ours receives no additional compensation for services as a director. For 2008, the Board compensation arrangement was comprised of the following types and levels of compensation:

•

Initial Equity Grant. Each newly appointed non-employee director is permitted to receive a grant, pursuant to our 2004 Stock Incentive Plan, as amended (“2004 Plan”), of a number of unrestricted shares of Common Stock having a valuation equal to approximately $90,000, priced at the per share closing price of the Common Stock as of the effective date of the director’s appointment or election (“Initial Equity Grant”). There were no initial equity grants in 2008.

•

Annual Equity Grant. At the Board’s first regularly scheduled meeting of each year, each non-employee director is typically granted shares of Common Stock. For 2008, the valuation of the Common Stock grant was equal to approximately $125,000, valued at the per share closing price of the Common Stock as of the date of the first regularly scheduled Board meeting; consistent with prior years, an equity grant in excess of the award granted to the other non-employee directors was considered by the Board for its Chairman (collectively, “Annual Equity Grant”).

•

On February 21, 2008, each non-employee director of the Board, other than J. Landis Martin, was granted, pursuant to the 2004 Plan, 3,464 shares of Common Stock (priced at $36.09, the closing price of the Common Stock on February 21, 2008). Mr. Martin received a grant of 5,265 shares of Common Stock for service as non-employee chairman of the Board.

•

Retainer and Fees Paid in Cash. Each non-employee director received an annual retainer of $45,000 for 2008 paid quarterly (“Board Retainer”). The Audit Committee Chairman received an additional Committee chairman retainer of $10,000, and each other Committee chairman received an additional Committee chairman retainer of $5,000, paid quarterly (“Committee Chair Retainer”). Each non-employee director also received $1,500 for attendance “in-person” at each Board meeting held and $1,000 for attendance by conference call at each Board meeting held; in addition, each non-employee director received $1,500 for each Committee meeting attended (plus, in the case of a Committee chairman, an additional $1,000 for each Committee meeting attended after the fourth such meeting in any given year) (collectively, “Meeting Fees”).

Non-employee directors are also reimbursed for reasonable incidental expenses.

•	Other Compensation. Each non-employee director is eligible to participate, at such director’s election, in our medical and dental plans.

Director Compensation Table for 2008

The following table sets forth the compensation earned by our non-employee directors in 2008:

	Fees Earned or Paid In Cash
	Board Retainer(a)	Chair Retainer(b)	Meeting Fees(c)	Total Cash(d)	Stock Awards(e)	Option Awards(f)	All Other Compensation		Total Director Compensation(h)
David C. Abrams	$45,000	—	$26,000	$71,000	$125,016	—	—		$196,016
Cindy Christy	$45,000	—	$21,500	$66,500	$125,016	—	—		$191,516
Ari Q. Fitzgerald	$45,000	$5,000	$28,500	$78,500	$125,016	—	—		$203,516
Robert E. Garrison II	$45,000	—	$39,500	$84,500	$125,016	—	—		$209,516
Dale N. Hatfield	$45,000	—	$23,000	$68,000	$125,016	—	—		$193,016
Lee W. Hogan	$45,000	$5,000	$42,500	$92,500	$125,016	—	—		$217,516
Edward C. Hutcheson, Jr.	$45,000	$5,000	$18,500	$68,500	$125,016	—	$8,486	(g)	$202,002
J. Landis Martin	$45,000	—	$23,500	$68,500	$190,014	—	—		$258,514
Robert F. McKenzie	$45,000	$10,000	$45,500	$100,500	$125,016	—	$8,996	(g)	$234,512

(a)	Represents the annual Board Retainer earned by the non-employee directors in 2008.
(b)	Represents the Committee Chair Retainer earned by each Committee chairman in 2008.
(c)	Represents the Board and Committee Meeting Fees earned by the non-employee directors in 2008.
(d)	Equal to the sum of the Board Retainer, Committee Chair Retainer and Meeting Fees earned by the non-employee directors in 2008.
(e)	Represents shares of unrestricted Common Stock granted to each of the non-employee directors in 2008. The amount shown is approximately equal to the number of shares granted as the 2008 Annual Equity Grant (5,265 shares for Mr. Martin and 3,464 shares for each other non-employee director) multiplied by $36.09, which is the closing price per share of Common Stock on February 21, 2008, the date such grants were approved by the Board.
(f)	Non-employee directors have not been granted stock options since 2002. The following table summarizes the aggregate number of vested and outstanding stock options as of December 31, 2008 for each non-employee director serving on the Board at that time. There were no unvested and outstanding stock options held by any non-employee director as of December 31, 2008.

Name	Vested and Outstanding Stock Options
David C. Abrams	0
Cindy Christy	0
Ari Q. Fitzgerald	25,000
Robert E. Garrison II	0
Dale N. Hatfield	40,000
Lee W. Hogan	0
Edward C. Hutcheson	45,000
J. Landis Martin	45,000
Robert F. McKenzie	38,750

(g)	Represents the portion of the medical and dental premiums paid by us for the non-employee director in 2008. The director also pays a portion of the medical and dental premiums.
(h)	Equal to the sum of the Total Cash and Stock Awards and All Other Compensation for the non-employee directors in 2008.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during fiscal 2008 or as of the date of this proxy statement is or has been one of our officers or employees. In addition, during 2008, none of our executive officers served on the compensation committee or board of any company that employed any member of our Compensation Committee or Board.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K/A.

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description

(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

(d)	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(n)	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

(d)	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

(n)	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

(e)	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(i)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

(i)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

(p)	2.12	Share Purchase Agreement dated June 28, 2004 by and among Crown Castle International Corp., NGG Telecoms Investment Limited and National Grid Holdings One plc.

(u)	2.13	Agreement and Plan of Merger, dated as of October 5, 2006, among Global Signal Inc., Crown Castle International Corp. and CCGS Holdings LLC

(aa)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(aa)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b)	4.1	Specimen Certificate of Common Stock

(m)	4.2	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

(s)	4.3	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

Exhibit Number		Exhibit Description

(r)	4.4	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(r)	4.5	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(t)	4.6	Indenture Supplement, dated as of September 26, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

(v)	4.7	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(u)	4.8	Stockholders Agreement, dated as of October 5, 2006, by and among Fortress Pinnacle Investment Fund, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP, 222 Partners, LLC and Crown Castle International Corp.

(gg)	4.9	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee

(gg)	4.10	Supplemental Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9% Senior Notes due 2015

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(j)	10.4	Crown Castle International Corp. 2001 Stock Incentive Plan

(k)	10.5	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

(l)	10.6	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(bb)	10.7	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(l)	10.8	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(aa)	10.9	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended

(q)	10.10	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(q)	10.11	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

(q)	10.12	Form of Severance Agreement between Crown Castle International Corp. and each of James D. Young and James D. Cordes

(bb)	10.13	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young

(ee)	10.14	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley

(dd)	10.15	Crown Castle International Corp. 2008 EMT Annual Incentive Plan

(hh)	10.16	Crown Castle International Corp. 2009 EMT Annual Incentive Plan

Exhibit Number		Exhibit Description

(dd)	10.17	Summary of Non-Employee Director Compensation

(r)	10.18	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(t)	10.19	Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(v)	10.20	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(r)	10.21	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(v)	10.22	Joinder to Cash Management Agreement, dated as of November 29, 2006, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, as Issuers, The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(r)	10.23	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

(w)	10.24	Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(z)	10.25	First Amendment to Credit Agreement, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(cc)	10.26	Extension Agreement, dated as of December 15, 2007, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(ff)	10.27	Second Extension Agreement dated as of January 6, 2009, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(x)	10.28	Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(z)	10.29	Amendment to Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

Exhibit Number		Exhibit Description

(z)	10.30	Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(jj)	10.31	Amended and Restated Loan and Security Agreement, dated as of December 7, 2004, by and between Pinnacle Towers Acquisition Holdings LLC, other Borrowers (as defined therein) and Towers Finco II LLC

(ii)	10.32	Management Agreement between Pinnacle Towers Inc. and the subsidiaries listed on the signature pages, and Global Signal Services LLC, dated as of February 5, 2004

(ii)	10.33	Management Agreement between Pinnacle Towers Acquisition Inc. and Pinnacle Towers Inc., dated as of September 25, 2003

(nn)	10.34	Management Agreement between Global Signal Acquisitions II LLC and Global Signal Services LLC, dated as of April 25, 2005

(mm)	10.35	Management Agreement, dated as of February 28, 2006, by and among Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the other entities listed on the signature pages thereto and Global Signal Services LLC

(ii)	10.36	Assignment and Assumption of Management Agreement between Pinnacle Towers Inc., and Global Signal Services LLC, dated February 5, 2004

(ii)	10.37	First Amendment to Management Agreement between Pinnacle Towers Acquisition Holdings LLC and Global Signal Services LLC, dated May 13, 2004

(jj)	10.38	Management Agreement, dated as of December 7, 2004, between Pinnacle Towers Acquisition Holdings LLC, the Subsidiaries thereof, and Global Signal Services LLC

(kk)	10.39	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(ll)	10.40	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.41	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.42	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.43	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.44	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(ll)	10.45	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(mm)	10.46	Amended and Restated Loan and Security Agreement, dated as of February 28, 2006, by and among the borrowers (as defined therein) signatory thereto and Towers Finco III LLC

**	11	Computation of Net Income (Loss) per Common Share

**	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

**	21	Subsidiaries of Crown Castle International Corp.

**	23	Consent of KPMG LLP

**	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Description

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on December 10, 1998.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on April 12, 1999.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on June 9, 1999.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on November 12, 1999.
(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 000-24737) for the quarter ended June 30, 2000.
(h)	Incorporated by reference to the exhibit filed by the Registrant in the Registration Statement on Form 8-A12G/A (Registration No. 0-24737) on September 19, 2000.
(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) for the year ended December 31, 1999.
(j)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.
(k)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.
(m)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 30, 2004.
(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 2, 2005.
(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.
(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.
(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.
(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 11, 2006.
(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.
(w)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.
(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.
(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 28, 2007.
(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.
(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.
(cc)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 10, 2008.
(dd)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2008
(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008
(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 6, 2009
(gg)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009
(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2009
(ii)	Incorporated by reference to the exhibits in the Registration Statement on Form S-11 previously filed by Global Signal Inc. (Registration No. 333-112839).
(jj)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on December 13, 2004.
(kk)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(ll)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
(mm)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on March 2, 2006.
(nn)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 10-K (Registration No. 001-32168) for the year ended December 31, 2005.

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 2009.

CROWN CASTLE INTERNATIONAL CORP.

By:	/S/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 23rd day of October, 2009.

Name	Title

/S/ W. BENJAMIN MORELAND W. Benjamin Moreland	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAY A. BROWN Jay A. Brown	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

* J. Landis Martin	Chairman of the Board of Directors

* John P. Kelly	Executive Vice-Chairman of the Board of Directors

* David C. Abrams	Director

* Cindy Christy	Director

* Ari Q. Fitzgerald	Director

* Robert E. Garrison II	Director

* Dale N. Hatfield	Director

* Lee W. Hogan	Director

* Edward C. Hutcheson, Jr.	Director

* Robert F. McKenzie	Director

*By:	/S/ JAY A. BROWN Attorney-in Fact