Form 10-Q
period 2009-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2009-11-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding at October 30, 2009: 291,206,034

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

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under “Part II—Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (as amended by our Form 10-K/A Amendment No. 1, “2008 Form 10-K”) for the fiscal year ended December 31, 2008 and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,831	$155,219
Restricted cash	182,718	147,852
Receivables, net of allowance for doubtful accounts of $5,935 and $6,267, respectively	33,382	37,621
Deferred site rental receivables, net	11,436	29,650
Prepaid expenses	71,570	74,295
Deferred income tax assets	99,153	28,331
Other current assets	8,203	12,200

Total current assets	675,293	485,168
Restricted cash	5,000	5,000
Deferred site rental receivables, net	232,317	144,474
Property and equipment, net	4,926,598	5,060,126
Goodwill	1,984,183	1,983,950
Other intangible assets, net	2,443,134	2,551,332
Deferred financing costs and other assets, net	216,694	131,672

Total assets	$10,483,219	$10,361,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,423	$33,808
Accrued interest	42,600	16,771
Deferred revenues	170,063	174,213
Interest rate swaps	212,563	52,539
Other accrued liabilities	81,949	90,810
Short-term debt, current maturities of debt and other obligations	113,106	466,217

Total current liabilities	644,704	834,358
Debt and other long-term obligations	6,022,444	5,635,972
Deferred ground lease payables	228,495	199,399
Deferred income tax liabilities	95,248	40,446
Interest rate swaps	187,388	488,632
Other liabilities	137,999	132,324

Total liabilities	7,316,278	7,331,131

Commitments and contingencies (note 11)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2009 and December 31, 2008—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	315,422	314,726
CCIC stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2009—291,179,312 and December 31, 2008—288,464,431	2,912	2,885
Additional paid-in capital	5,651,938	5,614,507
Accumulated other comprehensive income (loss)	(161,330)	(408,329)
Accumulated deficit	(2,641,282)	(2,493,198)

Total CCIC stockholders’ equity	2,852,238	2,715,865
Noncontrolling interest	(719)	—

Total equity	2,851,519	2,715,865

Total liabilities and equity	$10,483,219	$10,361,722

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Site rental	$396,466	$353,984	$1,140,577	$1,047,540
Network services and other	32,613	30,364	101,286	86,942

Net revenues	429,079	384,348	1,241,863	1,134,482

Operating expenses:
Costs of operations(a):
Site rental	114,899	115,758	337,979	341,884
Network services and other	21,613	20,541	64,683	60,772
General and administrative	39,230	37,437	113,969	110,915
Asset write-down charges	3,073	2,902	14,459	9,199
Acquisition and integration costs	—	—	—	2,504
Depreciation, amortization and accretion	131,463	131,714	396,236	395,643

Total operating expenses	310,278	308,352	927,326	920,917

Operating income (loss)	118,801	75,996	314,537	213,565
Interest expense and amortization of deferred financing costs	(111,169)	(88,138)	(327,006)	(266,040)
Impairment of available-for-sale securities	—	(23,718)	—	(23,718)
Gains (losses) on purchases and redemptions of debt	(4,848)	—	(90,174)	—
Net gain (loss) on interest rate swaps	(58,327)	2,404	(114,060)	2,404
Interest and other income (expense)	2,569	(847)	5,572	1,669

Income (loss) before income taxes	(52,974)	(34,303)	(211,131)	(72,120)
Benefit (provision) for income taxes	21,836	2,096	78,276	87,079

Net income (loss)	(31,138)	(32,207)	(132,855)	14,959
Less: Net income (loss) attributable to the noncontrolling interest	501	—	(375)	—

Net income (loss) attributable to CCIC stockholders	(31,639)	(32,207)	(132,480)	14,959
Dividends on preferred stock	(5,202)	(5,201)	(15,604)	(15,604)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(36,841)	$(37,408)	$(148,084)	$(645)

Net income (loss)	$(31,138)	$(32,207)	$(132,855)	$14,959
Other comprehensive income (loss):
Available-for-sale securities, net of tax:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $0, $0, $0 and $0, respectively	15,285	(528)	24,245	(23,718)
Amounts reclassified into results of operations, net of taxes of $0, $0, $0 and $0, respectively	—	23,718	—	23,718
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of taxes of $(19,720), $21,528, $66,719 and $20,545, respectively	(89,324)	(39,979)	37,342	(38,152)
Amounts reclassified into results of operations, net of taxes of $264, $1,010, $793 and $1,949, respectively	9,802	1,874	148,611	3,616
Foreign currency translation adjustments	14,717	(38,215)	36,594	(22,223)

Comprehensive income (loss)	(80,658)	(85,337)	113,937	(41,800)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	326	—	(582)	—

Comprehensive income (loss) attributable to CCIC stockholders	$(80,984)	$(85,337)	$114,519	$(41,800)

Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	$(0.13)	$(0.13)	$(0.52)	$0.00
Weighted-average common shares outstanding – basic and diluted (in thousands)	286,707	283,573	286,356	280,780

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(132,855)	$14,959
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	396,236	395,643
(Gains) losses on purchases and redemptions of long-term debt	90,174	—
Amortization of deferred financing costs and other non-cash interest	43,549	18,846
Stock-based compensation expense	21,810	18,386
Asset write-down charges	14,459	9,199
Deferred income tax benefit (provision)	(83,531)	(87,063)
Impairment of available-for-sale securities	—	23,718
Income (expense) from forward-starting interest rate swaps	111,396	2,404
Other adjustments	179	(1,665)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	25,829	19
Increase (decrease) in accounts payable	(10,257)	712
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(12,367)	16,888
Decrease (increase) in receivables	6,043	7,618
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(76,992)	(73,909)

Net cash provided by (used for) operating activities	393,673	345,755

Cash flows from investing activities:
Proceeds from disposition of property and equipment	3,374	1,117
Payment for acquisitions (net of cash acquired) of businesses	(2,581)	(27,736)
Capital expenditures	(111,297)	(342,737)

Net cash provided by (used for) investing activities	(110,504)	(369,356)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,228,848	—
Proceeds from issuance of capital stock	16,742	7,775
Principal payments on long-term debt	(4,875)	(4,875)
Purchases and redemptions of long-term debt	(2,131,910)	—
Purchases of capital stock	(1,231)	(44,383)
Borrowings under revolving credit agreements	50,000	85,000
Payments under revolving credit agreements	(219,400)	—
Payments for financing costs	(59,000)	(1,538)
Net (increase) decrease in restricted cash	(31,061)	(4,378)
Dividends on preferred stock	(14,908)	(14,908)

Net cash provided by (used for) financing activities	(166,795)	22,693

Effect of exchange rate changes on cash	(2,762)	(1,233)

Net increase (decrease) in cash and cash equivalents	113,612	(2,141)
Cash and cash equivalents at beginning of period	155,219	75,245

Cash and cash equivalents at end of period	$268,831	$73,104

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2009, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and the consolidated cash flows for the nine months ended September 30, 2009 and 2008. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

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

The Company has evaluated subsequent events through November 5, 2009, which was the date the financial statements were issued.

Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the nine months ended September 30, 2009. In addition, on January 1, 2009 the Company adopted certain presentation and disclosure requirements of the FASB Accounting Standards Codification (“ASC”) topic 810 (formerly SFAS No. 160). See note 3.

2.	Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Company’s 2008 Form 10-K with the exception of acquisition and integration costs and restricted cash disclosed below. Additional information regarding the Company’s accounting for long-lived assets is also discussed below.

Restricted Cash

Restricted cash represents the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company’s debt instruments as well as any other cash whose use is limited by contractual provisions. The restriction of all rental cash receipts is a critical feature of these debt instruments, due to the applicable indenture trustee’s ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate and personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs and (6) reserves for a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Company in accordance with the terms of the indentures. The increases and decreases in restricted cash have aspects of cash flows from financing as well as cash flows from operating activities and, as such, could be classified as either on the consolidated statement of cash flows. The Company has classified the increases and decreases in restricted cash held by the indenture trustees as cash flows from financing activities based on consideration of the terms of the related indebtedness. The Company has classified the change in the other remaining restricted cash as cash flows from operating activities on the consolidated statement of cash flows and was an outflow of $3.8 million and $0 for the nine months ended September 30, 2009 and 2008, respectively.

Acquisition and Integration Costs

Prior to the adoption of certain amendments of ASC 805 (formerly SFAS No. 141(R)) on January 1, 2009, direct out-of-pocket or incremental costs that were directly related to a business combination were included in the cost of the acquired enterprise. Costs that were previously included in the cost of the acquired enterprise include finder’s fees or other fees paid to outside consultants for accounting, legal, engineering reviews or appraisals. Certain incremental costs directly related to the integration of the acquired enterprise’s operations and tower portfolio were and continue to be expensed as incurred and are classified as “acquisition and integration costs” in the Company’s consolidated statement of operations and comprehensive income (loss).

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

The useful lives of intangible assets are estimated based on the period for which the intangible assets will benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful lives of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts are valued based upon the fair value of the site rental contracts, which includes assumptions regarding both (1) customers’ exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Secondly, and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

3.	New Accounting Pronouncements

In September 2006, the FASB issued certain amendments to ASC 820 (formerly SFAS 157), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. In April 2009, the accounting standards were amended to provide additional guidance for estimating fair value when the volume and level of activity have significantly decreased and guidance on identifying a transaction that is not orderly. In August 2009, FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends the accounting standards to provide additional guidance on measuring liabilities at fair value. On January 1, 2008, the Company adopted the provisions of these amended accounting standards, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually), which was adopted on January 1, 2009. The significant categories of assets and liabilities included in the Company’s deferred implementation of these amended accounting standards are (1) non-financial assets and liabilities initially measured at fair value in a business combination, (2) impairment assessments of long-lived assets, goodwill, and other intangible assets, and (3) asset retirement obligations initially measured at fair value. The requirements of these amended accounting standards were applied prospectively. The January 1, 2009 adoption of the portions of these amended accounting standards which were permitted to be initially deferred did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued certain amendments to ASC 810 (formerly SFAS 160) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. These amendments to the accounting standards clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These amendments to the accounting standards require consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. On January 1, 2009, the Company adopted these amendments of ASC 810. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements. As a result of adoption of these amendments, the Company has prospectively recorded the income or losses applicable to the noncontrolling interest of CCAL even though the noncontrolling stockholders’ share of the cumulative losses exceeded its equity interest.

In April 2009, the FASB issued certain amendments to ASC 825 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1). This amended accounting guidance requires disclosure about fair value of financial instruments for interim periods as well as in annual financial statements. On June 30, 2009, the Company adopted the provisions of this amended accounting guidance.

In September 2009, FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Forces Issue No. 08-1). ASU No. 2009-13 addresses how to recognize revenue for transactions with multiple deliverables. The provisions of this new guidance are effective for the Company as of January 1, 2011 and will be applied prospectively. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

During 2009, the Company adopted certain amendments to ASC 805 (formerly SFAS 141(R)), ASC 350 (formerly FSP 142-3), ASC 470 (formerly FASB Staff Position No. APB 14-1) and ASC 855 (formerly SFAS No. 165). These amendments to the ASC did not have a material impact on the Company’s consolidated financial statements. In addition, amendments to ASC 810 (formerly SFAS No. 167) are effective January 1, 2010 and are not expected to have a material impact on the Company’s consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

4.	Property and Equipment

The major classes of property and equipment are as follows:

	Estimated Useful Lives	September 30, 2009	December 31, 2008
Land	—	$618,335	$596,100
Buildings	40 years	36,021	35,040
Telecommunications towers	1-20 years	6,998,163	6,802,316
Transportation and other equipment	3-5 years	25,813	26,505
Office furniture and equipment	2-10 years	119,110	110,997
Construction in process	—	75,460	103,623

		7,872,902	7,674,581
Less: accumulated depreciation		(2,946,304)	(2,614,455)

		$4,926,598	$5,060,126

Depreciation expense was $284.7 million and $286.4 million for the nine months ended September 30, 2009 and 2008, respectively.

5.	Intangible Assets

Virtually all of the intangible assets are recorded at CCUSA. As of September 30, 2009, $2.3 billion of the consolidated net intangible assets relate to site rental contracts and customer relationships. As of September 30, 2009, the accumulated amortization on the consolidated intangible assets was $438.9 million.

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2009	2008	2009	2008
Depreciation, amortization and accretion	$36,096	$35,873	$108,185	$107,375
Site rental costs of operations	1,015	1,091	3,062	3,391

Total amortization expense	$37,111	$36,964	$111,247	$110,766

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

6.	Debt and Other Obligations

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date			Outstanding Balance as of September 30, 2009		Outstanding Balance as of December 31, 2008	Stated Interest Rate as of September 30, 2009(a)
Bank debt – variable rate:
Revolver	Jan. 2007	Jan. 2010			$—		$169,400	N/A	(b)
2007 Term Loans	Jan./March 2007	March 2014			633,750		638,625	1.8	% (b)

Total bank debt					633,750		808,025

Securitized debt – fixed rate:
2006 Mortgage Loan	Feb. 2006(c)	Feb. 2011			—		1,548,351	—
2004 Mortgage Loan	Dec. 2004(c)	Dec. 2009			—		290,317	—
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036	(d	)	1,550,000		1,550,000	5.7	% (d)
2005 Tower Revenue Notes	June 2005	June 2035	(d	)	1,697,659		1,900,000	4.9	% (d)
2009 Securitized Notes	July 2009	2019/2029	(i	)	250,000		—	7.1%

Total securitized debt					3,497,659		5,288,668

High yield bonds – fixed rate:
9% Senior Notes(e)	Jan. 2009	Jan. 2015			821,034		—	9.0	% (f)
7.75% Secured Notes(e)	April 2009	May 2017			1,166,419		—	7.8	% (g)
7.5% Senior Notes	Dec. 2003	Dec. 2013			51		51	7.5%

Total high yield bonds					1,987,504		51

Other:
Capital leases and other obligations	Various	Various	(h	)	16,637		5,445	Various	(h)

Total debt and other obligations					6,135,550		6,102,189

Less: current maturities and short-term debt and other current obligations					113,106	(j)	466,217

Non-current portion of long-term debt and other long-term obligations					$6,022,444		$5,635,972

(a)	Represents the weighted-average stated interest rate.
(b)	The Revolver currently bears interest at a rate per annum, at the election of CCOC, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 0.25% to 0.63% or LIBOR plus a credit spread ranging from 1.25% to 1.63%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See note 7.
(c)	The 2004 Mortgage Loan and 2006 Mortgage Loan remained outstanding as obligations of the subsidiaries of Global Signal that the Company acquired in the Global Signal Merger.
(d)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (collectively, “Tower Revenue Notes”) are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.
(e)	During the first four years, the Company may redeem the debt at a price equal to 100% of the principal amount, plus a “make whole” premium, and accrued and unpaid interest, if any. After four years the debt may be redeemed at the redemption prices set forth in the respective indenture. In certain limited circumstances, the Company is required to commence offers to purchase the debt.
(f)	The effective yield is approximately 11.3%, inclusive of the discount.
(g)	The effective yield is approximately 8.2%, inclusive of the discount.
(h)	The Company’s capital leases and other obligations bear interest rates ranging up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(i)	The 2009 Securitized Notes consist of $175 million of principal that amortizes during the period beginning in January 2010 and ending in 2019, and $75 million of principal that amortizes during the period beginning in 2019 and ending in 2029.
(j)	Inclusive of $98 million estimated principal payments on the Tower Revenue Notes following the anticipated repayment date in June 2010.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Revolver

In January 2009, the Revolver was amended to extend the maturity from January 2009 to January 2010 with a total revolving commitment of $188.0 million. The Company paid an extension fee of $9.9 million, but the credit spreads were not impacted by this amendment. As of September 30, 2009, the Revolver was undrawn, and there was $188.0 million of availability under the Revolver.

9% Senior Notes

In January 2009, the Company issued $900.0 million principal amount of 9% senior notes (“9% Senior Notes”) in a public offering pursuant to an indenture. These 9% Senior Notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company. The proceeds from the 9% Senior Notes were $795.7 million, net of fees and discounts. The Company may use these net proceeds for general corporate purposes. As discussed below, the Company has used the net proceeds to (1) purchase portions of its previously existing 2004 Mortgage Loan, (2) repay and purchase portions of its previously existing 2006 Mortgage Loan in April 2009, and (3) repay the Revolver.

The 9% Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the 9% Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the 9% Senior Notes indenture) is less than or equal to 7.0 to 1.0. The 9% Senior Notes do not contain any financial maintenance covenants.

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

2009 Securitized Notes

On July 31, 2009, indirect subsidiaries of the Company (“2009 Securitized Notes Issuers”) issued $250 million principal amount of senior secured notes, series 2009-1 (“2009 Securitized Notes”) pursuant to an indenture. The 2009 Securitized Notes are secured by, among other things, (1) a security interest in substantially all of the personal property of the 2009 Securitized Notes Issuers, (2) a pledge of the equity interests of the subsidiaries holding such towers, and (3) a security interest in the 2009 Securitized Notes Issuers’ contracts with customers to lease space on

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

their towers (space licenses). The 2009 Securitized Notes are obligations of the subsidiaries that were obligated under the 2004 Mortgage Loan, which was repaid in part through proceeds of the 2009 Securitized Notes. The 2009 Securitized Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the 2009 Securitized Notes Issuers and the indirect subsidiary of the Company that is the parent of the 2009 Securitized Notes Issuers and a guarantor of the 2009 Securitized Notes. The 2009 Securitized Notes will be paid solely from the cash flows generated from operations of the towers held by the issuers of the 2009 Securitized Notes. The Company has used the net proceeds to repay the portion of the 2004 Mortgage Loan not previously purchased.

The Company may prepay the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the closing date, provided such prepayment is accompanied by any applicable prepayment consideration.

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

Contractual Maturities

The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at September 30, 2009, exclusive of the 6.25% Convertible Preferred Stock. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes. See also note 15.

	Three Months Ending December 31,	Years Ending December 31,
	2009	2010	2011	2012	2013	2014	Thereafter
Scheduled contractual maturities	$1,625	$22,837	$24,600	$25,600	$26,294	$626,148	$5,520,993

Debt Purchases and Repayments

The following is a summary of the partial purchases and repayments of debt during the nine months ended September 30, 2009.

	Principal Amount	Cash Paid(a)	Gains (losses)
2004 Mortgage Loan(b)	$293,505	$293,711	$(2,128)
2006 Mortgage Loan(b)	1,550,000	1,634,184	(85,654)
2005 Tower Revenue Notes(c)	202,341	204,015	(2,392)
Revolver	219,400	219,400	—

Total	$2,265,246	$2,351,310	$(90,174	)(d)

(a)	Exclusive of accrued interest.
(b)	Includes purchases and repayments.
(c)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.
(d)	Inclusive of $4.1 million related to the write-off of deferred financing costs and other non-cash adjustments.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs

The components of “interest expense and amortization of deferred financing costs” are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense on debt obligations	$94,225	$81,939	$283,457	$247,194
Amortization of deferred financing costs	6,779	3,820	19,814	11,494
Amortization of discounts on long-term debt	3,489	—	8,605	—
Amortization of interest rate swaps	6,147	755	12,213	2,265
Amortization of purchase price adjustments on long-term debt	62	942	1,507	2,828
Other	467	682	1,410	2,259

Total	$111,169	$88,138	$327,006	$266,040

7.	Interest Rate Swaps

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

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to mitigate such non-performance risk. The Company does not require collateral as security for its interest rate swaps. In September 2008, the Company de-designated as hedging instruments two interest rate swaps with a combined notional value of $475.0 million that are held by a subsidiary of Lehman Brothers because of the probability the counterparty would default. The settlement value of the interest rate swaps with Lehman Brothers was a liability of $36.9 million as of September 30, 2009. The Company’s other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better.

The following is a summary of the outstanding interest rate swaps as of September 30, 2009:

Hedged Item(a)	Combined Notional	Start Date(b)	End Date	Pay Fixed Rate(c)	Receive Variable Rate
Variable to fixed – forward starting:
Non-economic hedge(d)	$293,825	Dec. 2009	Dec. 2014	5.1%	LIBOR
2005 Tower Revenue Notes anticipated refinancing(e)	1,900,000	June 2010	June 2015	5.2%	LIBOR
Non-economic hedge(f)	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing(e)	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(g)	625,000	Dec. 2007	Dec. 2009	4.1%	LIBOR

Total	$5,918,825

(a)	Inclusive of interest rate swaps not designated as hedging instruments.
(b)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.
(c)	Exclusive of any applicable credit spreads.
(d)	This interest rate swap previously hedged the anticipated refinancing of the 2004 Mortgage Loan. See the discussion below regarding discontinuation of the hedge accounting.
(e)	The hedges of the anticipated refinancing of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are inclusive of interest rate swaps having notional values of $275.0 million and $200.0 million, respectively, held by a subsidiary of Lehman Brothers.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

(f)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Mortgage Loan. See following discussion regarding the discontinuation of the hedge accounting.
(g)	The Company has effectively fixed the interest rate for the first two years on $625.0 million of the 2007 Term Loans due March 2014 at a combined rate of approximately 4.1% (plus the applicable credit spread).

The Company determined the refinancing of the 2006 Mortgage Loan in April 2009 via the issuance of the 7.75% Secured Notes in April 2009 did not qualify as the hedged forecasted transaction. The Company also determined in April 2009 that the hedged transaction would not occur. Consequently, the Company discontinued hedge accounting and reclassified the entire loss (approximately $133 million) from accumulated other comprehensive income (loss) to earnings during the first nine months of 2009 for the interest rate swaps hedging the refinancing of the 2006 Mortgage Loan. The Company refinanced the 2004 Mortgage Loan via the issuance of the 2009 Securitized Notes in July 2009, which did qualify as the hedged forecasted transaction and resulted in $3.9 million of ineffectiveness. As of September 30, 2009, the Company has estimated that it is probable that the future expected refinancing of the Tower Revenue Notes will occur. As of September 30, 2009, the Company has incurred an aggregate liability of $249.7 million on the interest rate swaps hedging the future expected refinancing of the Tower Revenue Notes, of which an aggregate $226.3 million has been recorded to accumulated other comprehensive income (loss). The liability exceeded the loss recorded to accumulated other comprehensive income (loss) because in 2008 hedge accounting was prospectively discontinued on the interest rate swaps with Lehman Brothers. A change in the assessment of the future expected refinancing of the Tower Revenue Notes may result in prospectively discontinuing hedge accounting or immediate reclassification of the current unrealized loss from accumulated other comprehensive income (loss) to earnings.

Currently, the Company has elected not to early settle the forward-starting interest rate swaps that hedged the refinancing of the 2004 Mortgage Loan and 2006 Mortgage Loan. As a result, these swaps are no longer economic hedges of the Company’s exposure to LIBOR on anticipated refinancing of its existing debt and changes in the fair value of the swaps are prospectively recorded in earnings until settlement in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). The Company’s non-economic hedges have a notional value of $1.8 billion, and the combined settlement value is a liability of approximately $152.1 million as of September 30, 2009.

The following shows the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $21 million for the next twelve months. See also note 9.

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	September 30, 2009	December 31, 2008
Designated as hedging instruments:
Current	Interest rate swaps, current	$148,744	$52,539
Non-current	Interest rate swaps, non-current	65,353	442,286
Not designated as hedging instruments:
Current	Interest rate swaps, current	63,819	—
Non-current	Interest rate swaps, non-current	122,035	46,346

Total		$399,951	$541,171

	Three Months Ended September 30,			Nine Months Ended September 30,			Classification
Interest Rate Swaps Designated as Hedging Instruments (a)	2009		2008	2009		2008
Gain (loss) recognized in OCI (effective portion)	$(69,604)		$(61,507)	$104,061		$(58,697)	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(6,146)		(2,884)	(12,615)		(5,565)	Interest expense and amortization of deferred financing costs
Amount of gain (loss) recognized in income (ineffective portion and excluded from effectiveness testing)	(3,920	) (b)	—	(3,920	) (b)	—	Net gain (loss) on interest rate swaps

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,			Classification
Interest Rate Swaps Not Designated as Hedging Instruments (a)	2009	2008	2009		2008
Gain (loss) recognized in income	$(54,407)	$2,404	$(110,140	)(c)	$2,404	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.
(b)	Inclusive of ineffectiveness related to the interest rate swaps hedging the 2004 Mortgage Loan.
(c)	Inclusive of the previously mentioned $133 million loss related to the interest rate swap hedging the 2006 Mortgage Loan, partially offset by income from the decrease in the liability on interest rate swaps not designated as hedging instruments.

8.	Stockholders’ Equity

In February 2009, the Company issued 59,500 shares of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense of $1.0 million for the nine months ended September 30, 2009.

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the CCIC stockholders and equity attributable to the noncontrolling interest.

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, June 30, 2009	$2,908	$5,638,213	$(111,985)	$(2,604,441)	$(1,046)	$2,923,649

Issuances of capital stock, net of forfeitures	4	6,960	—	—	—	6,964
Purchases and retirement of capital stock	—	(14)	—	—	1	(13)
Stock-based compensation	—	6,779	—	—	—	6,779
Other comprehensive income(a)	—	—	(49,345)	—	(175)	(49,520)
Dividends on preferred stock	—	—	—	(5,202)	—	(5,202)
Net income (loss)	—	—	—	(31,639)	501	(31,138)

Balance, September 30, 2009	$2,912	$5,651,938	$(161,330)	$(2,641,282)	$(719)	$2,851,519

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance June 30, 2008	$2,827	$5,535,860	$22,537	$(2,386,771)	$—	$3,174,453

Issuances of capital stock, net of forfeitures	59	64,471	—	—	—	64,530
Purchases and retirement of capital stock	—	(45)	—	—	—	(45)
Stock-based compensation	—	6,346	—	—	—	6,346
Other comprehensive income(a)	—	—	(53,130)	—	—	(53,130)
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	(32,207)	—	(32,207)

Balance, September 30, 2008	$2,886	$5,606,632	$(30,593)	$(2,424,179)	$—	$3,154,746

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2009	$2,885	$5,614,507	$(408,329)	$(2,493,198)	$—	$2,715,865

Issuances of capital stock, net of forfeitures	28	16,714	—	—	—	16,742
Purchases and retirement of capital stock	(1)	(1,093)	—	—	(137)	(1,231)
Stock-based compensation	—	21,810	—	—	—	21,810
Other comprehensive income(a)	—	—	246,999	—	(207)	246,792
Dividends on preferred stock	—	—	—	(15,604)	—	(15,604)
Net income (loss)	—	—	—	(132,480)	(375)	(132,855)

Balance, September 30, 2009	$2,912	$5,651,938	$(161,330)	$(2,641,282)	$(719)	$2,851,519

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2008	$2,825	$5,561,454	$26,166	$(2,423,534)	$—	$3,166,911

Issuances of capital stock, net of forfeitures	73	71,163	—	—	—	71,236
Purchases and retirement of capital stock	(12)	(44,371)	—	—	—	(44,383)
Stock-based compensation	—	18,386	—	—	—	18,386
Other comprehensive income(a)	—	—	(56,759)	—	—	(56,759)
Dividends on preferred stock	—	—	—	(15,604)	—	(15,604)
Net income (loss)	—	—	—	14,959	—	14,959

Balance, September 30, 2008	$2,886	$5,606,632	$(30,593)	$(2,424,179)	$—	$3,154,746

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of “other comprehensive income (loss).”

See note 13 for information regarding stock-based compensation.

9.	Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities).

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$268,831	$268,831	$155,219	$155,219
Restricted cash	187,718	187,718	152,852	152,852
Available-for-sale securities	28,461	28,461	4,216	4,216
Short-term and long-term debt and other obligations	(6,135,550)	(6,290,963)	(6,102,189)	(4,808,985)
Interest rate swaps	(399,951)	(399,951)	(541,171)	(541,171)

The fair value of available-for-sale securities is based on quoted market prices. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company’s and the contract counterparty’s credit risk. The credit risk (the Company’s non-performance risk) assumption for interest rate swap fair values is primarily based on implied spreads from quoted market prices on the Company’s

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

outstanding debt and management’s knowledge of current credit spreads in the debt market. The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The estimated fair value of the Company’s debt securities is based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2008 in the Company’s valuation techniques used to measure fair values other than utilizing implied spreads from quoted market prices on the Company’s outstanding debt in determining the Company’s credit risk assumption for purposes of valuing the interest rate swaps instead of credit default swap spreads including those of indexes of comparable securities. The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$268,831	—	—		$268,831
Restricted cash	187,718	—	—		187,718
Available-for-sale securities	28,461	—	—		28,461

	$485,010	—	—		$485,010

	Liabilities at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3		Total
Interest rate swaps	$—	$—	$399,951	(a)	$399,951

(a)	As of September 30, 2009, the liability on a cash settlement basis of $421.8 million has been reduced by $21.8 million, related to credit risk (primarily the Company’s non-performance risk) to reflect the interest rate swaps at fair value.

The following is a summary of the activity for liabilities classified as level 3 fair value measurements during the three and nine months ended September 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swaps
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$281,588	$541,171
Settlements	(5,648)	(14,430)
Less: Total gains (losses):
Included in earnings	54,407	(22,729)
Included in other comprehensive income (loss)	69,604	(104,061)

Ending balance	$399,951	$399,951

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date	$54,407	$(22,729)

10.	Per Share Information

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to CCIC stockholders	$(31,639)	$(32,207)	$(132,480)	$14,959
Dividends on preferred stock	(5,202)	(5,201)	(15,604)	(15,604)

Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$(36,841)	$(37,408)	$(148,084)	$(645)

Weighted average number of common shares outstanding during the period for basic and diluted computations (in thousands)	286,707	283,573	286,356	280,780

Basic and diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$(0.13)	$(0.13)	$(0.52)	$0.00

The calculations of common shares outstanding for the diluted computations exclude the potential common shares shown in the table below. The inclusion of such potential common shares shown in the table below in the diluted per share computations would be anti-dilutive.

	As of September 30,
	2009	2008
Options to purchase shares of common stock(a)	2,985	4,189
Shares of 6.25% Convertible Preferred Stock which are convertible into shares of common stock at a conversion price of $36.875 per share	8,625	8,625
Restricted stock awards (note 13)	4,321	3,017

Total potential common shares	15,931	15,831

(a)	As of September 30, 2009, outstanding stock options include (1) 2.6 million options with an exercise price below $31.36 and a weighted-average exercise price of $13.56 per share and (2) 0.4 million options with an exercise price above $31.37 and a weighted-average exercise price of $32.47 per share. The options outstanding as of September 30, 2009 have a weighted-average remaining contractual term of 1.6 years.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

11.	Commitments and Contingencies

The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business, along with a derivative lawsuit as described below. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five stockholder derivative lawsuits filed in 2006. The lawsuit names various of the Company’s current and former directors and officers. The lawsuit makes allegations relating to the Company’s historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC. See note 15.

12.	Operating Segments

The Company’s reportable operating segments for the three and nine months ended September 30, 2009 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$376,239	$20,227	$—	$396,466	$332,715	$21,269	$—	$353,984
Network services and other	31,194	1,419	—	32,613	27,972	2,392	—	30,364

	407,433	21,646	—	429,079	360,687	23,661	—	384,348

Costs of operations:(a)
Site rental	108,572	6,327	—	114,899	109,757	6,001	—	115,758
Network services and other	20,742	871	—	21,613	18,878	1,663	—	20,541
General and administrative	36,350	2,880	—	39,230	33,220	4,217	—	37,437
Asset write-down charges	3,198	(125)	—	3,073	2,863	39	—	2,902
Depreciation, amortization and accretion	124,766	6,697	—	131,463	124,434	7,280	—	131,714

Operating income (loss)	113,805	4,996	—	118,801	71,535	4,461	—	75,996
Interest expense and amortization of deferred financing costs	(110,698)	(3,656)	3,185	(111,169)	(87,457)	(6,690)	6,009	(88,138)
Impairment of available-for-sale securities	—	—	—	—	(23,718)	—	—	(23,718)
Gains (losses) on purchases and redemptions of debt	(4,848)	—	—	(4,848)	—	—	—	—
Net gain (loss) on interest rate swaps	(58,327)	—	—	(58,327)	2,404	—	—	2,404
Interest and other income (expense)	4,451	1,303	(3,185)	2,569	4,985	177	(6,009)	(847)
Benefit (provision) for income taxes	22,146	(310)	—	21,836	2,687	(591)	—	2,096

Net income (loss)	(33,471)	2,333	—	(31,138)	(29,564)	(2,643)	—	(32,207)
Less: Net income (loss) attributable to the noncontrolling interest	—	501	—	501	—	—	—	—

Net income (loss) attributable to CCIC stockholders	$(33,471)	$1,832	$—	$(31,639)	$(29,564)	$(2,643)	$—	$(32,207)

Capital expenditures	$31,640	$749	$—	$32,389	$108,943	$31,360	$—	$140,303

Total assets (at period end)	$10,455,585	$287,627	$(259,993)	$10,483,219

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$1,085,445	$55,132	$—	$1,140,577	$985,415	$62,125	$—	$1,047,540
Network services and other	96,743	4,543	—	101,286	78,822	8,120	—	86,942

	1,182,188	59,675	—	1,241,863	1,064,237	70,245	—	1,134,482

Costs of operations:(a)
Site rental	321,534	16,445	—	337,979	323,663	18,221	—	341,884
Network services and other	61,576	3,107	—	64,683	56,557	4,215	—	60,772
General and administrative	103,728	10,241	—	113,969	98,097	12,818	—	110,915
Asset write-down charges	13,864	595	—	14,459	9,067	132	—	9,199
Acquisition and integration costs	—	—	—	—	2,504	—	—	2,504
Depreciation, amortization and accretion	375,848	20,388	—	396,236	373,730	21,913	—	395,643

Operating income (loss)	305,638	8,899	—	314,537	200,619	12,946	—	213,565
Interest expense and amortization of deferred financing costs	(325,596)	(10,787)	9,377	(327,006)	(263,782)	(19,684)	17,426	(266,040)
Impairment of available-for-sale securities	—	—	—	—	(23,718)	—		(23,718)
Gains (losses) on purchases and redemptions of debt	(90,174)	—	—	(90,174)	—	—	—	—
Net gain (loss) on interest rate swaps	(114,060)	—	—	(114,060)	2,404	—	—	2,404
Interest and other income (expense)	13,563	1,386	(9,377)	5,572	18,664	431	(17,426)	1,669
Benefit (provision) for income taxes	79,192	(916)	—	78,276	88,789	(1,710)	—	87,079

Net income (loss)	(131,437)	(1,418)	—	(132,855)	22,976	(8,017)	—	14,959
Less: Net income (loss) attributable to the noncontrolling interest	—	(375)	—	(375)	—	—	—	—

Net income (loss) attributable to CCIC stockholders	$(131,437)	$(1,043)	$—	$(132,480)	$22,976	$(8,017)	$—	$14,959

Capital expenditures	$107,273	$4,024	$—	$111,297	$301,000	$41,737	$—	$342,737

Total assets (at period end)	$10,455,585	$287,627	$(259,993)	$10,483,219

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2009.

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(33,471)	$2,333	$—	$(31,138)	$(29,564)	$(2,643)	$—	$(32,207)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	3,198	(125)	—	3,073	2,863	39	—	2,902
Depreciation, amortization and accretion	124,766	6,697	—	131,463	124,434	7,280	—	131,714
Interest expense and amortization of deferred financing costs	110,698	3,656	(3,185)	111,169	87,457	6,690	(6,009)	88,138
Impairment of available-for-sale securities	—	—	—	—	23,718	—	—	23,718
Gains (losses) on purchases and redemptions of debt	4,848	—	—	4,848	—	—	—	—
Net gain (loss) on interest rate swaps	58,327	—	—	58,327	(2,404)	—	—	(2,404)
Interest and other income (expense)	(4,451)	(1,303)	3,185	(2,569)	(4,985)	(177)	6,009	847
(Benefit) provision for income taxes	(22,146)	310	—	(21,836)	(2,687)	591	—	(2,096)
Stock-based compensation expense	6,779	433	—	7,212	6,346	754	—	7,100

Adjusted EBITDA	$248,548	$12,001	$—	$260,549	$205,178	$12,534	$—	$217,712

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(131,437)	$(1,418)	$—	$(132,855)	$22,976	$(8,017)	$—	$14,959
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	13,864	595	—	14,459	9,067	132	—	9,199
Acquisition and integration costs	—	—	—	—	2,504	—	—	2,504
Depreciation, amortization and accretion	375,848	20,388	—	396,236	373,730	21,913	—	395,643
Interest expense and amortization of deferred financing costs	325,596	10,787	(9,377)	327,006	263,782	19,684	(17,426)	266,040
Impairment of available-for-sale securities	—	—	—	—	23,718	—	—	23,718
Gains (losses) on purchases and redemptions of debt	90,174	—	—	90,174	—	—	—	—
Net gain (loss) on interest rate swaps	114,060	—	—	114,060	(2,404)	—	—	(2,404)
Interest and other income (expense)	(13,563)	(1,386)	9,377	(5,572)	(18,664)	(431)	17,426	(1,669)
(Benefit) provision for income taxes	(79,192)	916	—	(78,276)	(88,789)	1,710	—	(87,079)
Stock-based compensation expense	21,810	2,765	—	24,575	18,386	2,428	—	20,814

Adjusted EBITDA	$717,160	$32,647	$—	$749,807	$604,306	$37,419	$—	$641,725

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Major Customers

The following table summarizes the percentage of the consolidated revenues from those customers accounting for more than 10% of the consolidated revenues.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Sprint Nextel Corp.	21%	22%
AT&T	19%	20%
Verizon Wireless(a)	20%	18%
T-Mobile	12%	13%

Total	72%	73%

(a)	Inclusive of Alltel.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company’s restricted cash is predominately held and directed by a trustee. See note 7 regarding counterparty credit risk relating to interest rate swaps.

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

Restricted Common Stock

A summary of restricted stock activity for the nine months ended September 30, 2009 is as follows:

Number of Shares
(In thousands of shares)
Shares outstanding at December 31, 2008	2,749
Shares granted(a)	2,231
Shares vested	(204)
Shares forfeited	(455)

Shares outstanding at September 30, 2009	4,321

(a)	Weighted-average grant-date fair value of $10.02 per share and a weighted-average requisite service period of 2.6 years. The awards with market conditions included an expected volatility of 46% in the Monte Carlo simulation used to measure grant date fair value.

During the nine months ended September 30, 2009, the Company granted 0.8 million shares of restricted stock awards that time vest over a three-year period. During the nine months ended September 30, 2009, the Company granted 1.4 million shares of restricted stock awards (“2009 performance awards”) to the Company’s executives and certain other employees which may vest on the third anniversary of the grant date subject to a market condition. The number of 2009 performance awards that may cliff vest on the third anniversary of the grant date is based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. If the highest average price achieved during the performance period is the minimum, target and maximum prices of $23.15, $28.10 and $39.06, then 25%, 50% or 100%, respectively, of the 2009 performance awards vest. Achieving a highest average price equal to the minimum price, target price or maximum price would require the common stock

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

to achieve a compound annual growth rate (CAGR) of approximately 13%, 21% or 35%, respectively, from the grant date closing common stock price per share of $15.99. If the highest average price achieved during the performance period is between the minimum, target and maximum prices then the percentage of the shares that vest is determined based on a pro rata basis in relation to the minimum, target and maximum price. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

The Company recognized stock-based compensation expense related to restricted stock awards of $20.8 million and $17.2 million for the nine months ended September 30, 2009 and 2008, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of September 30, 2009 is $32.0 million.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense. For the three and nine months ended September 30, 2009, the Company recorded tax benefits of $2.4 million and $7.6 million, respectively, related to stock-based compensation expenses.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$231	$—	$231	$178	$—	$178
Network services and other costs of operations	298	—	298	217	—	217
General and administrative expenses	6,250	433	6,683	5,951	754	6,705

	$6,779	$433	$7,212	$6,346	$754	$7,100

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	CCUSA	CCAL	Total	CCUSA	CCAL	Total
Stock-based compensation expense:
Site rental costs of operations	$700	$—	$700	$686	$—	$686
Network services and other costs of operations	893	—	893	588	—	588
General and administrative expenses	20,217	2,765	22,982	17,112	2,428	19,540

	$21,810	$2,765	$24,575	$18,386	$2,428	$20,814

14.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$257,567	$247,300
Income taxes paid	5,130	4,190

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities	24,245	(23,718)
Common stock issued in connection with the conversion of debt	—	63,340
Increase (decrease) in the fair value of interest rate swaps (note 7)	(104,401)	(34,253)
Assets acquired through capital leases and installment sales	12,726	2,332

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

15.	Subsequent Events

7.125% Senior Notes

In October 2009, the Company issued $500.0 million principal amount of 7.125% senior notes (“7.125% Senior Notes”) in a public offering pursuant to an indenture. These 7.125% Senior Notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 7.125% Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company and rank pari pasu with the 9% senior notes. The proceeds from the 7.125% Senior Notes were $490.0 million, net of fees and discounts. The Company expects to use the net proceeds for general corporate purposes, which may include the purchase or repayment of certain indebtedness of its subsidiaries.

The 7.125% Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the 7.125% Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the 7.125% Senior Notes indenture) is less than or equal to 7.0 to 1.0. The 7.125% Senior Notes do not contain any financial maintenance covenants.

Derivative Litigation

In October 2009, the plaintiffs’ claims with respect to the consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592, in the 234th Judicial District Court, Harris County, Texas were dismissed with prejudice. This order to dismiss is appealable by the plaintiffs.

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

General Overview

Overview

As of September 30, 2009, we owned, leased or managed approximately 24,000 towers for wireless communications. Revenues generated from our core site rental business represented 92% of our third quarter 2009 consolidated revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.

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

Our long-term strategy is based on our belief that opportunities will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless telephony and data services by consumers. As a result of such expected growth in the wireless communications industry, we believe that the demand for our towers will continue and result in organic growth of our revenues due to the co-location of additional tenants on our existing towers. We expect that new tenant additions or modifications of existing installations (collectively referred to as “tenant additions”) on our towers should result in significant incremental cash flow due to the relatively fixed costs to operate a tower (which tend to increase at approximately the rate of inflation).

As mentioned in our 2008 Form 10-K, our site rental revenues typically result from long-term contracts with (1) initial terms of five to fifteen years, (2) multiple renewal periods at the option of the tenant of five to ten years each, and (3) contractual escalators of the rental price. More recently, we have been able to successfully negotiate up to fifteen year terms for both initial and renewal periods for certain of our customers and are endeavoring to continue that trend. As of September 30, 2009, our customer contracts at CCUSA have an average remaining life of approximately seven years, exclusive of renewals at the customer’s option.

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

The following is a discussion of certain recent events which may impact our business and our strategy or the wireless communications industry:

•	Consumers increased their use of wireless voice and data services according to the CTIA U.S. wireless industry survey issued on October 7, 2009.

¡	Wireless data service revenues for the first half of 2009 were more than $19.4 billion, which represents a 31% increase over the first half of 2008;

¡	Wireless users exceeded 276 million as of June 30, 2009, which represents a year-over-year increase of nearly 14 million subscribers, or 5%; and

¡	Minutes of use exceeded 1.1 trillion for the first half of 2009, which represented a year-over-year increase of 3%.

•

In January 2009, Verizon Wireless completed the acquisition of Alltel Corp., a provider of wireless services to primarily rural markets. As has been the case with other customer consolidations in the recent past, we do not expect lease cancellations from duplicate or overlapping networks as a result of this acquisition to have a material adverse affect on our results.

•

The challenging credit markets and global economic recession continued during 2009. However, the credit markets improved somewhat during 2009 from the fourth quarter of 2008, as seen in the decrease in credit spreads and improved liquidity in the market place. The extent and length of the global economic recession is difficult to predict; and although the economic outlook has improved during 2009, a pronounced or prolonged expansion of the economy is not assured. The following is a discussion of the potential impact on us from the credit markets and global economic recession:

¡

Historically, aggregate capital spending and the associated demand for our towers by wireless communication companies have been relatively stable over the last several years, although we did see reductions during prior economic downturns. We do not expect the current economic conditions to significantly impact the long-term growth in wireless voice and data demand, which has historically been the predominate driver of demand for our towers over the long-term. In addition, this global economic recession has not significantly impacted our existing recurring revenues, including with respect to customer defaults or bankruptcies. Consequently, we currently do not anticipate any material negative impact on our revenues over the foreseeable future. In addition, we expect site rental revenues for 2010 of between $1.645 billion and $1.665 billion, representing growth rates from the estimated full year 2009 of between 7% and 8%.

¡

As seen in our issuances of debt during 2009, our borrowing costs on these new debt issuances are higher than on our existing debt. Unless credit markets improve, our prospective debt refinancings may result in an increase in our weighted-average cost of debt. In light of the current challenges in the credit markets, beginning in the fourth quarter of 2008 we (1) extended the maturity of our debt by refinancing a substantial portion of our debt during 2009 and (2) reduced our discretionary capital expenditures in order to retire our indebtedness. Over the near term, we expect to continue to invest the majority of our available cash toward the retirement of debt, settlement of our interest rate swaps and resumption of discretionary investments depending upon the credit environment. See “Item 2. MD&A—Liquidity and Capital Resources.”

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

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$396,466	92%	$353,984	92%	12%
Network services and other	32,613	8%	30,364	8%	7%

	429,079	100%	384,348	100%	12%

Operating expenses:
Costs of operations(a):
Site rental	114,899	29%	115,758	33%	(1)%
Network services and other	21,613	66%	20,541	68%	5%

Total costs of operations	136,512	32%	136,299	35%	—
General and administrative	39,230	9%	37,437	10%	5%
Asset write-down charges	3,073	1%	2,902	1%	6%
Acquisition and integration costs	—	—	—	—	*
Depreciation, amortization and accretion	131,463	30%	131,714	34%	—

Operating income (loss)	118,801	28%	75,996	20%	56%
Interest expense and amortization of deferred financing costs	(111,169)	(26)%	(88,138)	(23)%	26%
Impairment of available-for-sale securities	—	—	(23,718)	(6)%	*
Gains (losses) on purchases and redemption of debt	(4,848)	(1)%	—	—	*
Net gain (loss) in interest rate swaps	(58,327)	(14)%	2,404	—	*
Interest and other income (expense)	2,569	1%	(847)	—	*

Income (loss) before income taxes	(52,974)	(12)%	(34,303)	(9)%	*
Benefit (provision) for income taxes	21,836	5%	2,096	1%	*

Net income (loss)	(31,138)	(7)%	(32,207)	(8)%	*
Less: Net income (loss) attributable to the noncontrolling interest	501	—	—	—	*

Net income (loss) attributable to CCIC stockholders	$(31,639)	(7)%	$(32,207)	(8)%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,140,577	92%	$1,047,540	92%	9%
Network services and other	101,286	8%	86,942	8%	16%

	1,241,863	100%	1,134,482	100%	9%

Operating expenses:
Costs of operations(a):
Site rental	337,979	30%	341,884	33%	(1)%
Network services and other	64,683	64%	60,772	70%	6%

Total costs of operations	402,662	33%	402,656	35%	—
General and administrative	113,969	9%	110,915	10%	3%
Asset write-down charges	14,459	1%	9,199	1%	57%
Acquisition and integration costs	—	—	2,504	—	*
Depreciation, amortization and accretion	396,236	32%	395,643	35%	—

Operating income (loss)	314,537	25%	213,565	19%	47%
Interest expense and amortization of deferred financing costs	(327,006)	(26)%	(266,040)	(23)%	23%
Impairment of available-for-sale securities	—	—	(23,718)	(2)%	*
Gains (losses) on purchases and redemption of debt	(90,174)	(7)%	—	—	*
Net gain (loss) in interest rate swaps	(114,060)	(9)%	2,404	—	*
Interest and other income (expense)	5,572	—	1,669	—	*

Income (loss) before income taxes	(211,131)	(17)%	(72,120)	(6)%	*
Benefit (provision) for income taxes	78,276	6%	87,079	7%	(10)%

Net income (loss)	(132,855)	(11)%	14,959	1%	*
Less: Net income (loss) attributable to the noncontrolling interest	(375)	—	—	—	*

Net income (loss) attributable to CCIC stockholders	$(132,480)	(11)%	$14,959	1%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

Third Quarter 2009 and 2008. Our consolidated results of operations for the third quarter of 2009 and 2008, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 106% and 92% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

First Nine Months 2009 and 2008. Our consolidated results of operations for the first nine months of 2009 and 2008, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 93% of consolidated gross margins, and (3) 99% and 154% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

Comparison of Operating Segments

Our reportable operating segments for the third quarter of 2009 are (1) CCUSA, primarily consisting of our U.S. (including Puerto Rico) tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

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

CCUSA — Third Quarter 2009 and 2008

Net revenues for the third quarter of 2009 increased by $46.7 million, or 13%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $43.5 million, or 13%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Network services and other revenues for the third quarter of 2009 increased by $3.2 million, or 12%, from the same period in the prior year. The increase in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the third quarter of 2009 increased by $44.7 million, or 20%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 13% increase in site rental revenues. Site rental gross margins as a percentage of site rental revenues for third quarter of 2009 increased by four percentage points, to 71%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $44.7 million incremental margin represents 103% of the related increase in site rental revenues.

General and administrative expenses for the third quarter of 2009 increased by $3.1 million from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 13 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in salary and employee benefits, including an increase in the annual bonus accrual and other non-recurring expenses, partially offset by cost management initiatives. In addition, general and administrative expenses were 9% of net revenues for both the third quarter of 2009 and 2008. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the third quarter of 2009 increased by $43.4 million, or 21%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and service businesses, including the high incremental margin on the new tenant additions.

Depreciation, amortization and accretion for the third quarter of 2009 increased by $0.3 million, or less than 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the third quarter of 2008 and the third quarter of 2009.

The increase in interest expense and amortization of deferred financing costs of $23.2 million, or 27%, from the third quarter of 2008 to 2009 predominately resulted from refinancing 37% of our debt outstanding as of September 30, 2009 during 2009 with new debt that has higher borrowing costs, which increased the weighted-average maturity of our portfolio of debt. During the third quarter of 2009, we recorded losses on interest rate swaps of $58.3 million which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting. For a further discussion of the debt refinancing and the interest rate swaps see notes 6 and 7 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

During the third quarter of 2008, we recorded a non-cash impairment charge of $23.7 million related to a decline in the value of FiberTower that was deemed to be other-than-temporary. Our investment in FiberTower was in an unrealized gain position of $24.2 million as of September 30, 2009.

The benefit (provision) for income taxes for the third quarter of 2009 was a benefit of $22.1 million, representing an increase of $19.5 million from the same period in the prior year. The benefit for income taxes for the third quarter of 2009 is inclusive of a $5.3 million reversal of state tax valuation allowances. The effective tax rate for the third quarter of 2009 differs from the federal statutory rate predominately due to these state tax benefits. The effective tax rate for the third quarter of 2008 differs from the federal statutory rate predominately due to a full valuation allowance on our unrealized capital losses from our investment in FiberTower and state taxes. As of September 30, 2009, we are limited to recognizing approximately $8 million of future federal tax benefits since we currently expect that other additional benefits would have a full valuation allowance because our history of tax operating losses prevents us from determining it is more likely than not that we may realize these benefits.

Net income (loss) attributable to CCIC stockholders for the third quarter of 2009 was a loss of $33.5 million inclusive of net losses from interest rate swaps of $58.3 million. Net income (loss) attributable to CCIC stockholders for the third quarter of 2008 was a loss of $29.6 million inclusive of a non-cash impairment charge of $23.7 million related to our investment in FiberTower. The increase in net loss was predominately due to (1) the previously mentioned charges and (2) the previously mentioned increase in interest expense of $23.2 million, partially offset by (3) growth in our core site rental business and (4) the increase in income taxes benefits resulting from the increase in pre-tax losses.

CCUSA — First Nine Months 2009 and 2008

Net revenues for the first nine months of 2009 increased by $118.0 million, or 11%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $100.0 million, or 10%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Network services and other revenues for the first nine months of 2009 increased by $17.9 million, or 23%, from the same period in the prior year. The increase in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the first nine months of 2009 increased by $102.2 million, or 15%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins as a percentage of site rental revenues for first nine months of 2009 increased by three percentage points, to 70%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $102.2 million incremental margin represents 102% of the related increase in site rental revenues.

General and administrative expenses for the first nine months of 2009 increased by $5.6 million, or 6%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 13 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in salary and employee benefits, including an increase in the annual bonus accrual and other non-recurring expenses, and stock-based compensation, partially offset by the realization of certain cost management initiatives. In addition, general and administrative expenses were 9% of net revenues for both the first nine months of 2009 and 2008. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the first nine months of 2009 increased by $112.9 million, or 19%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Depreciation, amortization and accretion for the first nine months of 2009 increased by $2.1 million, or less than 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the first nine months of 2008 and 2009.

During the first nine months of 2009, we refinanced our 2006 mortgage loan in order to extend the maturity of our debt portfolio. As a result of purchasing and early retiring the 2006 mortgage loan, we incurred a net loss of $85.7 million for the first nine months of 2009 inclusive of the make whole payment. The increase in interest expense and amortization of deferred financing costs of $61.8 million, or 23%, from the first nine months of 2008 to 2009 predominately resulted from refinancing 37% of our debt outstanding as of September 30, 2009 with new debt that has higher borrowing costs. The refinancing of the 2006 mortgage loan did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting, which resulted in discontinuing hedge accounting and reclassifying $133 million from AOCI to earnings during the nine months ended September 30, 2009. This loss was partially offset by gains on interest rate swaps that resulted from a decrease in the liability for those swaps not subject to hedge accounting. For a further discussion of the debt refinancing and the interest rate swaps see notes 6 and 7 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

During the third quarter of 2008, we recorded a non-cash impairment charge of $23.7 million related to a decline in the value of FiberTower that was deemed to be other-than-temporary. Our investment in FiberTower was in an unrealized gain position of $24.2 million as of September 30, 2009.

The benefit (provision) for income taxes for the first nine months of 2009 was a benefit of $79.2 million, representing a decrease of $9.6 million from the same period in the prior year. The benefit for income taxes for the first nine months of 2008 is inclusive of tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return from 2004. The benefit for income taxes for the first nine months of 2009 is inclusive of a $15.8 million reversal of state tax valuation allowances. The effective tax rate for the first nine months of 2009 differs from the federal statutory rate predominately due to these state tax benefits. The effective tax rate for the nine months ended September 30, 2008 differs from the statutory rate due predominately to income tax benefits resulting from the completion of the IRS examination and a full valuation allowance on our unrealized capital losses from our investment in FiberTower and state taxes. As of September 30, 2009, we are limited to recognizing approximately $8 million of future federal tax benefits since we currently expect that other additional benefits would have a full valuation allowance because our history of tax operating losses prevents us from determining it is more likely than not that we may realize these benefits.

Net income (loss) attributable to CCIC stockholders for the first nine months of 2009 was a loss of $131.4 million, inclusive of (1) net losses from interest rate swaps of $114.1 million and (2) net losses from purchases and early retirement of debt of $90.2 million. Net income (loss) attributable to CCIC stockholders for the first nine months of 2008 was income of $23.0 million, inclusive of (1) tax benefits of $74.9 million resulting from the completion of an IRS examination and (2) a non-cash impairment charge of $23.7 million related to our investment in FiberTower. The change from net income to net loss was predominately due to (1) the previously mentioned charges and benefits and (2) the previously mentioned increase in interest expense of $61.8 million, partially offset by (3) growth in our core site rental business.

CCAL — Third Quarter 2009 and 2008

The increases and decreases between the third quarter of 2009 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate of the Australian dollar to one U.S dollar for the third quarter of 2009 was approximately 0.83, a decrease of 6% from approximately 0.89 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the third quarter of 2009 decreased by $2.0 million, or 9%, from the same period in the prior year. Site rental revenues for the third quarter of 2009 decreased by $1.0 million, or 5%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $1.4 million and $1.3 million, respectively, and both accounted for a decline of 6% for the third quarter of 2009 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, new tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases. Net revenues were also impacted by a $1.0 million decrease in network services and other revenues. The decrease in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contracts.

Adjusted EBITDA for the third quarter of 2009 decreased by $0.5 million, or 4%, from the same period in the prior year. Adjusted EBITDA was negatively impacted by the exchange rate fluctuations. Site rental gross margins decreased by $1.4 million, or 9%, to 69% of site rental revenues, for the third quarter of 2009, from $15.3 million, or 72% of site rental revenues, for third quarter in 2008.

Net income (loss) attributable to CCIC stockholders for the third quarter of 2009 was a net income of $1.8 million, compared to a net loss of $2.6 million for the third quarter of 2008. The change from net loss to net income was predominately due to a decrease in interest expense and amortization of deferred financing costs of $3.0 million, the majority of which is due to a decrease in the variable interest rate of our intercompany debt.

CCAL — First Nine Months 2009 and 2008

The increases and decreases between the first nine months of 2009 and 2008 were inclusive of exchange rate fluctuations. The average exchange rate of the Australian dollar to one U.S dollar for the first nine months of 2009 was approximately 0.75, a decrease of 17% from approximately 0.91 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first nine months of 2009 decreased by $10.6 million, or 15%, from the same period in the prior year. This decrease in net revenues primarily resulted from a decrease in site rental revenues of $7.0 million, or 11%, from the same period in the prior year. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $12.6 million and $11.7 million, respectively, and accounted for a decline of 18% and 19%, respectively, for the nine months of 2009 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, new tenant additions on our towers, towers acquired during and after the first nine months of 2008, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellation of customer leases. Net revenues were also impacted by a $3.6 million decrease in network services and other revenues. The decrease in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contracts.

Adjusted EBITDA for the first nine months of 2009 decreased by $4.8 million, or 13%, from the same period in the prior year. Adjusted EBITDA was negatively impacted by exchange rate fluctuations. Site rental gross margins decreased by $5.2 million, or 12%, to 70% of site rental revenues, for the nine months of 2009, from $43.9 million, or 71% of site rental revenues for the first nine months of 2008.

Net income (loss) attributable to CCIC stockholders for the first nine months of 2009 was a net loss of $1.0 million, compared to a net loss of $8.0 million in the first nine months of 2008. The decrease in net loss was primarily driven by a decrease in interest expense and amortization of deferred financing costs of $8.9 million, the majority of which was due to a decrease in the variable interest rate of our intercompany debt.

Liquidity and Capital Resources

Overview

General. Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash from operations have exceeded our cash interest payments and sustaining capital expenditures and provided us with cash available for discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Our operating cash flows have not been materially negatively impacted by the current conditions in the credit markets and the economic recession. However, given the current conditions in the credit markets, we currently expect to limit our discretionary investments and use the majority of our cash to purchase or repay our debt and settle our interest rate swaps. Historically, we invested our available cash in discretionary investments such as those discussed in “Item 1. Business—Strategy” on our 2008 Form 10-K, which we expect to resume in the future depending upon the credit environment and availability of liquidity in the capital markets.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 6 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2009 Pro Forma(a)
(In thousands of dollars)
Cash and cash equivalents(b)	$757,831
Undrawn revolver availability	188,000
Debt and other long-term obligations	6,633,050
Interest rate swaps	399,951
Redeemable preferred stock	315,422
CCIC stockholders’ equity	2,851,519

(a)	Pro forma for the issuance of 7.125% senior notes.
(b)	Exclusive of $187.7 million of restricted cash.

In addition to cash on hand and undrawn revolver availability, we expect to generate between $550 million and $600 million of cash flows from operating activities over the next 12 months.

Recent Events. In light of the global economic recession and the current challenging credit markets, we have taken the following actions to extend and ladder our debt maturities and retire our debt with cash flows from operations.

•

We have reduced discretionary capital expenditures in order to increase liquidity available to retire our debt and settle our interest rate swaps. Of the approximately $550 million of cash flows from operating activities that we currently expect to generate during full year 2009, we currently expect to use at least $175 million of such cash flow on capital expenditures, although our actual aggregate capital expenditures may be greater than or less than this amount depending upon several factors, including the availability of financing. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of interest rate swaps.

•

During the first ten months of 2009, we issued $2.9 billion face value of debt with stated interest rates ranging from 6.25% to 9% and maturities between 2015 and 2029. We used the net proceeds of $2.7 billion from these issuances as well as cash flows from operations to retire an aggregate $2.4 billion face value of debt (inclusive of $86.1 million cash losses on these retirements), including the 2004 mortgage loan, the 2006 mortgage loan, the amount outstanding under our revolving credit facility and portions of our Tower Revenue notes. Over the last two years, we have lowered our gross leverage (Consolidated Debt to Adjusted Consolidated Cash Flows—see “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity”) to 6.5 times from 7.7 times, exclusive of the issuance of the 7.125% senior notes since the proceeds of the 7.125% senior notes currently are held in cash. In addition, after giving effect to the issuance of the 7.125% senior notes, since December 31, 2008, we increased our cash on hand by $602.6 million. See “Item 2. MD&A—Liquidity and Capital Resources—Financing Activities” for a discussion of these issuances and retirements.

As a result of these actions, approximately 41% of our debt outstanding as of September 30, 2009 pro forma for the 7.125% senior notes has been refinanced during 2009, thereby extending the weighted-average maturity of our debt and laddering the maturities while prudently managing our leverage ratio and cost of debt. Over the next twelve months we have no debt maturities other than principal payments on amortizing debt and the expiration of our undrawn revolving credit agreement in January 2010. We do not anticipate the need to access the capital markets to refinance our existing debt for five years, although, as mentioned above, we plan on endeavoring to refinance the tower revenue notes on or before their anticipated repayment dates in 2010 and 2011. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers and the state of the capital markets. If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities. See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Our tower revenue notes (totaling $3.2 billion) have final maturities in 2035 and 2036. However, if our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010—$1.7 billion or November

2011—$1.55 billion) then the interest rates increase by approximately 5% per annum (to between approximately 10% to 11%) and substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (Excess Cash Flow as defined in the tower revenue notes indenture) will be used to repay principal. We currently expect estimated Excess Cash Flow of the issuers of the tower revenue notes of approximately $385 million for full year 2009, exclusive of the Tower Revenue Notes purchased by CCIC, representing approximately two-thirds of our annualized consolidated cash flows from operations for 2009. Should this occur, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a tabular presentation of our debt maturities as of September 30, 2009, pro forma for the issuance of the 7.125% senior notes.

Long-term Strategy. Our long-term strategy contemplates funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities. Over the long-term, we may continue to increase our debt in nominal dollars if we realize anticipated future growth in our operating cash flows in order to maintain debt leverage that we believe is appropriate to drive long-term stockholder value and optimize our weighted-average cost of capital. Over the long term, we target leverage of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments.

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$393,673	$345,755	$47,918
Investing activities	(110,504)	(369,356)	258,852
Financing activities	(166,795)	22,693	(189,488)
Effect of exchange rate changes on cash	(2,762)	(1,233)	(1,529)

Net increase (decrease) in cash and cash equivalents	$113,612	$(2,141)	$115,753

Operating Activities

The increase in net cash provided by operating activities for the first nine months of 2009 of $47.9 million, or 14%, from 2008 was primarily due to growth in our site rental business. We expect net cash provided by operating activities for the year ended December 31, 2010 will be greater than the year ended December 31, 2009, primarily as a result of our anticipated growth in our core site rental business, partially offset higher by cash interest expense. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments and receipts.

Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands of dollars)
Land purchases	$6,113	$164,413	$(158,300)
Construction or purchases of towers	15,470	106,535	(91,065)
Sustaining	15,692	14,835	857
Tower improvements and other	74,022	56,954	17,068

Total	$111,297	$342,737	$(231,440)

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

•

Other than sustaining capital expenditures, which we expect to be approximately $26 million to $28 million for the year ended December 31, 2009, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $175 million of our cash flow on capital expenditures for full year 2009, with approximately $100 million of our capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement.

•

While we have reduced our purchases of land, we expect to maintain long-term control of our towers by continuing to supplement land purchases with (1) extensions of the terms of ground leases for land under our towers and (2) acquisitions of land on installment, which requires substantially less liquidity than purchases of land. We will likely increase our purchases of land in the future. As of September 30, 2009, we owned in fee or had perpetual or long-term easements in the land under approximately 24% of our towers; and leases for land under our towers have an average remaining maturity of approximately 30 years after considering renewal options.

Financing Activities

9% Senior Notes. In January 2009, we issued $900.0 million principal amount of 9% senior notes due 2015 in a public offering pursuant to an indenture. These 9% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 9% senior notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of ours and rank pari pasu with the 7.125% senior notes. The 9% senior notes bear interest at a rate of 9.0% per annum, payable semi-annually beginning on July 15, 2009. We received net proceeds of $795.7 million, net of fees and discounts. We have used a portion of the net proceeds to retire (1) a portion of our 2006 mortgage loan, (2) a portion of our 2004 mortgage loan, and (3) the amount outstanding under our revolving credit facility. See note 6 to our consolidated financial statements.

The 9% senior notes contain restrictive covenants that are discussed in “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

7.75% Secured Notes. On April 30, 2009, two of our indirect subsidiaries issued $1.2 billion principal amount of 7.75% secured notes due 2017 pursuant to an indenture. These 7.75% secured notes are secured on a first priority basis by a pledge of the equity interests of the Guarantors, and by certain other assets of the Guarantors. The 7.75% secured notes are obligations of the subsidiaries that were previously obligated under the 2006 mortgage loan. The 7.75% secured notes will not be guaranteed by and will not be obligations of CCIC or any of its subsidiaries other than the 7.75% Notes Issuers and Guarantors. The 7.75% secured notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the Guarantors. These 7.75% secured notes bear interest at a rate of 7.75% per annum, payable quarterly beginning on August 1, 2009. We received net proceeds of $1.15 billion, net of fees and discounts. As discussed herein, we have used the net proceeds, along with other cash, to repay the portion of our 2006 mortgage loan not previously purchased. See note 6 to our consolidated financial statements.

See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” for a discussion of debt covenants.

2009 Securitized Notes. On July 31, 2009, certain indirect subsidiaries of ours issued $250 million principal amount of 2009 securitized notes, with a weighted-average interest rate of 7.1%, pursuant to an indenture. Such subsidiaries hold a portion of the U.S. towers acquired in the Global Signal Merger. The 2009 securitized notes are secured by, among other things, (1) a security interest in substantially all of the personal property of the 2009 securitized notes Issuers, (2) a pledge of the equity interests of the subsidiaries holding such towers, and (3) a security interest in the 2009 Securitized Notes Issuers’ contracts with customers to lease space on their towers (space licenses). The 2009 securitized notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the 2009 securitized notes issuers and the indirect subsidiary of ours that is the parent of the 2009 securitized notes issuers and a guarantor of the 2009 securitized notes. We received proceeds of $246.3 million, net of fees, from the issuance of the 2009 securitized notes. We have used the net proceeds to repay the portion of our 2004 mortgage loan not previously purchased. See note 6 to our consolidated financial statements.

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

See “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” for a discussion of debt covenants.

7.125% Senior Notes. In October 2009, we issued $500.0 million principal amount of 7.125% senior notes due 2019 in a public offering pursuant to an indenture. These 7.125% senior notes are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The 7.125% senior notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of ours and rank pari pasu with the 9% senior notes. The 7.125% senior notes bear interest at a rate of approximately 7.1% per annum, payable semi-annually beginning on May 1, 2010. We expect to use the net proceeds for general corporate purposes, which may include the repurchase or repayment of certain indebtedness of our subsidiaries. See note 15 to our consolidated financial statements.

The 7.125% senior notes contain restrictive covenants that are discussed in “Item 2. MD&A—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity.”

Debt Purchases and Repayments. The following is a summary of our partial purchases and repayments of debt during the first nine months of 2009.

	Principal Amount	Cash Paid(a)	Gains (losses)
	(In thousands of dollars)
2004 Mortgage Loan(c)	$293,505	$293,711	$(2,128)
2006 Mortgage Loan(c)	1,550,000	1,634,184	(85,654)
2005 Tower Revenue Notes(b)	202,341	204,015	(2,392)
Revolver	219,400	219,400	—

Total purchases	$2,265,246	$2,351,310	$(90,174	)(d)

(a)	Exclusive of accrued interest.
(b)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at our subsidiaries.
(c)	Includes purchases and repayments.
(d)	Inclusive of $4.1 million related to the write-off of deferred financing costs and other non-cash adjustments.

Credit Agreement. In January 2009, we amended the revolving credit facility to extend the maturity until January 2010 with a total revolving commitment to $188.0 million. We paid an extension fee of $9.9 million, but our credit spreads were not impacted by this amendment. As of September 30, 2009, we had no amount outstanding under the revolving credit facility. Availability of the revolving credit facility at any time is determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio. We plan to pursue renewing or replacing the revolving credit facility in January 2010.

Interest Rate Swaps. We have used, and may continue to use when we deem prudent, interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 7 to our condensed consolidated financial statements for a further discussion of our interest rate swaps including the potential impact on our cash obligations and our earnings and information concerning interest rate swaps that no longer represent economic hedges.

Common Stock Activity. As of September 30, 2009 and December 31, 2008, we had 291.2 million and 288.5 million common shares outstanding, respectively.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations related to our outstanding borrowings and interest rate swaps as of September 30, 2009 after giving effect to the 7.125% senior notes issued in October 2009. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments on the tower revenue notes that will commence following the anticipated repayment dates on the tower revenue notes. Our other contractual obligations did not materially change from the amounts disclosed in our 2008 Form 10-K. See footnote (a).

	Three Months Ended December 31,	Years Ending December 31,
Selected Contractual Obligations	2009	2010	2011	2012	2013	2014	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(a) (b)	$1,625	$22,837	$24,600	$25,600	$26,294	$626,148	$6,020,993	$6,748,097
Interest payments on debt(a)(b)	93,622	448,758	497,114	570,295	569,154	559,517	7,601,964	10,340,424
Interest rate swaps(c)	38,982	179,285	203,527	—	—	—	—	421,794

Total	$134,229	$650,880	$725,241	$595,895	$595,448	$1,185,665	$13,622,957	$17,510,315

(a)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The full year 2009 estimated Excess Cash Flow of the Issuers as of September 30, 2009 is approximately $385 million, without consideration of the Tower Revenue Notes purchased by CCIC, which represents approximately two-thirds of our annualized consolidated cash flows from operations for 2009. Should the tower revenue notes not be retired by their respective anticipated repayment dates, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations.
(b)	Includes principal amortization payments on the term loan and 2009 securitized notes. Interest payments on the floating rate debt are based on estimated rates in effect during the third quarter of 2009 exclusive of the impact of our interest rate swaps.
(c)	Our interest rate swaps require cash settlement to or from us in the future. Amounts represent cash settlement values as of September 30, 2009. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

Compliance with Debt Covenants. Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. See notes 6 and 15 to our condensed consolidated financial statements for further discussion of our debt covenants.

Factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations. If our subsidiaries that issued the tower revenue notes were to default on the debt, the trustee could seek to foreclose upon or otherwise convert the ownership of the securitized towers, in which case we could lose the towers and the revenues associated with the towers. We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants.

The financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants, are as follows:

	Debt	Covenant Requirement	Pro forma as of September 30, 2009
Consolidated Leverage Ratio(b)	Credit Agreement	<8.25	5.3
Consolidated Interest Coverage Ratio(c)	Credit Agreement	>2.00	2.3	(a)(d)

(a)	Pro forma for the issuance of the 7.125% senior notes.
(b)	For consolidated CCOC, ratio of Consolidated Total Debt (as defined in the credit agreement) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four.
(c)	For consolidated CCIC, ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement).
(d)	Exclusive of the impact of any additional interest following the anticipated repayment dates on the tower revenue notes that would accrue but not be payable over the next twelve months.

The ratios applicable to the cash trap reserve covenants under our debt agreements are as follows:

	Debt	Covenant Requirement(a)	Pro forma as of September 30, 2009
Debt Service Coverage Ratio(b)	Tower Revenue Notes	>1.75	3.1	(c)
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.6

(a)	The 2009 securitized notes and tower revenue notes also have amortization coverage thresholds of 1.15 and 1.45, respectively. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the reserve account exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in the reserve account.
(b)	Ratio of Net Cash Flow to the amount of interest to be paid over the succeeding 12 months per the terms of the respective debt agreement.
(c)	Exclusive of the impact of any additional interest following the anticipated repayment dates on the tower revenue notes that would accrue but not be payable over the next twelve months.

The 9% senior notes and 7.125% senior notes contain restrictive covenants with which we and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these restrictions are not applicable if there is no event of default and the ratio of Consolidated Debt to Adjusted Consolidated Cash Flows (as defined in the respective debt agreements) is less than or equal to 7.0 to 1.0. As of September 30, 2009, such restrictions were not applicable; and based on our estimates of Consolidated Debt to Adjusted Consolidated Cash Flows and our current indebtedness, we do not expect such restrictions to be applicable. The 9% senior notes and 7.125% senior notes do not contain any financial maintenance covenant.

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

If we are unable to refinance or renegotiate our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, settle our interest rate swaps, pay our obligations under our convertible preferred stock or fund our planned capital expenditures. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations. Failure to refinance indebtedness when required could result in a default under such indebtedness. If our tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) then the interest rates increase by approximately 5% per annum and Excess Cash Flow (as defined in the indenture) of the Issuers of the tower revenue notes will be used to repay principal resulting in a reduction in cash available for discretionary investments. Should the tower revenue notes not be retired by their respective anticipated repayment dates, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations. In addition, CCIC and CCOC are holding companies with no operations of their own, and as such will require distributions or dividends from their subsidiaries to fund their debt.

The current credit environment has resulted in a substantial widening of credit spreads in the market since the issuance of our tower revenue notes. As we refinance our existing debt or borrow additional debt, changes in our credit spreads may impact our interest expense and interest coverage ratios.

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2008 are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2008 Form 10-K. The critical accounting policies and estimates for the first nine months of 2009 have not changed from the critical accounting policies for the year ended December 31, 2008, other than changes related to interest rate swaps and long-lived assets shown below as well as in note 2 to our condensed financial statements.

Accounting for Long-Lived Assets

As of September 30, 2009, our largest asset was our telecommunications towers (representing approximately $4.2 billion, or 85%, of our $4.9 billion in net book value of property and equipment), followed by intangible assets and goodwill (approximately $2.4 billion and $2.0 billion in net book value, respectively, resulting predominately from the Global Signal Merger in 2007 and other acquisitions of large tower portfolios). The vast majority (approximately $2.3 billion net book value at September 30, 2009) of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.

Valuation

We allocate the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. In the case of the Global Signal Merger, we paid a purchase price that resulted in goodwill for two primary reasons (1) as a strategic measure to ensure that we maintained a tower portfolio of a comparable size to our largest competitor and (2) to deliver the needed control premium necessary to effect the transaction. The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as towers) or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases).

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding customer renewals and cancelations. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized.

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

Useful Lives

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

The useful lives of our intangible assets are estimated based on the period for which the intangible assets will benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful lives of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers’ exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

Impairment Evaluation

Intangible Assets. We review the carrying values of intangible assets, property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups; and

(2)	we separately pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate.

We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view towers as portfolios and a tower in a given portfolio and its related customer contracts are not largely independent of the other towers in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of towers, (2) the interdependencies of tower portfolios and (3) the manner in which towers are traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned tower group. Secondly, and separately, we pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.

Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset’s financial performance compared to historical results and (2) a shortfall in an asset’s financial performance compared to forecasted results, or (3) changes affecting the utility of the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our towers or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our towers or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During the first nine months of 2009, there were no events or circumstances that caused us to review the carrying value of our intangible assets and property and equipment due in part to our assets performing consistently with or better than our expectations.

If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant customer or customer group (for individually insignificant customers), as applicable, is less than its carrying amount, an impairment loss is recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which would generally be based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our towers; and (2) estimates regarding customer cancelations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.

When grouping assets into pools for purposes of impairment evaluation, we also consider individual towers within a grouping for which we currently have no tenants. Approximately 2% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. In fact, we have current visibility to potential tenants on roughly two-thirds of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual tower and all other possible avenues for recovering the carrying value of the tower have been exhausted, including sale of the tower, we appropriately reduce the carrying value of such towers.

Goodwill. All of our goodwill is recorded at CCUSA. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a “step one impairment test,” is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Our reporting units are the operating segments since segment management operates their respective tower portfolios as a single network. Our measurement of fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are (1) expected additions of new tenants and equipment on our towers, (2) estimates regarding customer cancelations and renewals of customer contracts, (3) the terminal multiple for our projected cash flows, (4) our weighted-average cost of capital, and (5) control premium.

We performed our annual goodwill impairment test as of October 1, 2008. The results of this test indicated that goodwill was not impaired at any of our reporting units. Our market capitalization was more than three times the amount of the aggregate carrying amount of the reporting units as of September 30, 2009. Although we currently are not at risk of failing a step one impairment test, a future change in our reporting units (unit of account) or assumptions surrounding the most important estimates included in our impairment test could result in the recognition of an impairment.

Interest Rate Swaps

Our credit risk (our non-performance risk) assumption for interest rate swap fair value is primarily based on implied spreads from quoted market prices on our outstanding debt and management’s knowledge of current credit spreads in the debt market. In the prior year, we utilized implied spreads on credit default swaps spreads including those of indexes of comparable securities. We changed our basis for determining this assumption since we can observe quoted market prices for our public debt issued during 2009 by the same legal entity that issued the interest rate swaps which we believe is a better proxy of our credit risk for the interest rate swaps.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued certain amendments to accounting standards related to the Consolidation topic of the Accounting Standard Codification (“ASC”) 810 (formerly SFAS 160) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This amended accounting guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This amended accounting guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. On January 1, 2009, we adopted the provisions of this amended accounting guidance. The adoption of this amended accounting guidance did not have a material impact on our consolidated financial statements. As a result of adoption of these amended accounting standards, we have prospectively recorded the income or losses applicable to the noncontrolling interest of CCAL even though the noncontrolling stockholders’ share of the cumulative losses exceeded its equity interest.

See note 3 to our condensed consolidated financial statements for further discussion of recently issued accounting standards and the related impact on our consolidated financial statements.

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

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on:

•	the potential refinancing of our existing debt, of which we currently anticipate refinancing the tower revenue notes between now and 2011;

•	our $633.8 million of floating rate debt representing approximately 10% of total debt;

•	interest rate swaps that no longer represent economic hedges; and

•	potential future borrowings of incremental debt.

The following discussion and tables below summarize our market risk exposure to interest rates, including our use of interest rate swaps to manage and reduce this risk.

Anticipated Refinancing of Existing Debt

During 2009, we have refinanced $2.9 billion face value of debt and thereby extended the maturity of our debt portfolio and eliminated our need to refinance debt until 2014. In 2010 and 2011, we expect to refinance our tower revenue notes; and we have entered into interest rate swaps for a combined notional amount of $3.5 billion to hedge the variability in cash flows from changes in LIBOR on these anticipated refinancing between now and the end of 2011. We do not hedge our exposure to changes in credit spreads on these anticipated refinancings, as the rates fixed by our interest rate swaps are exclusive of any credit spread. Although the credit markets have improved somewhat, the current credit environment has resulted in a widening of credit spreads in the market since the original issuance of our tower revenue notes. Unless the credit markets improve, our prospective debt refinancings may result in an increase in our weighted-average cost of debt.

In addition, if our tower revenue notes are not paid in full by their anticipated repayment dates (June 2010 or November 2011), then the interest rate increases by an additional approximately 5% per annum.

Floating Rate Debt

We have managed our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of September 30, 2009, we had $633.8 million of floating rate debt, of which $625.0 million is effectively converted to a fixed rate through an interest rate swap until December 2009. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of two percentage points over a twelve-month period would increase our interest expense by approximately $9.6 million.

Interest Rate Swaps

Our interest rate swaps have an aggregate settlement value of $421.8 million as of September 30, 2009, and they are contractually due and payable between December 2009 and November 2011. These liability positions resulted from LIBOR declining below the fixed rate of these interest rate swaps. The stated rate of our future debt refinancing is exclusive of the impact of the interest rate swaps and reflects the benefit of the declines in LIBOR. From an economic perspective, we have fixed our exposure to LIBOR on the anticipated refinancing, and the swap liabilities represent the opportunity cost of not benefiting from the declines in LIBOR. See the table below and in note 7 to our condensed consolidated financial statements.

From an accounting perspective, as we assess the effectiveness of our forward-starting interest rate swaps designated as hedges both at inception and on an on-going basis, we must make several highly subjective and judgmental estimates such as assessing (1) the timing, amount, nature and probability of these future expected refinancings and (2) whether it is probable that the counterparties to our swaps will not default. As of September 30, 2009, we have estimated that it is probable that the future expected refinancing of the tower revenue notes will occur. As of September 30, 2009, we have incurred an aggregate liability of $249.7 million on the interest rate swaps hedging the future expected refinancing of the tower revenue notes, of which an aggregate $226.3 million has been recorded to accumulated other comprehensive income (loss). The liability exceeded the loss recorded to accumulated other comprehensive income (loss) because in 2008 hedge accounting was prospectively discontinued on the interest rate swaps with Lehman Brothers. A change in the assessment of the future expected refinancing of the tower revenue notes may result in prospectively discontinuing hedge accounting or immediate reclassification of the current unrealized loss from accumulated other comprehensive income (loss) to earnings. See also “Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates.”

Although the 2006 mortgage loan was refinanced, the issuance of the 7.75% secured notes in April 2009 did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting. Since it was determined in April 2009 that the hedged transaction did not and will not occur, we discontinued hedge accounting and reclassified the entire loss ($133 million) from AOCI to earnings in the second quarter of 2009 for these specific interest rate swaps. We refinanced the 2004 mortgage loan via the issuance of the 2009 securitized notes in July 2009, which did qualify as the hedged forecasted transaction and resulted in $3.9 million of ineffectiveness.

Currently, we have elected to not early settle the forward-starting interest rate swaps that hedged the refinancing of the 2004 mortgage loan and the 2006 mortgage loan although these mortgage loans have been refinanced at a fixed rate during 2009. As a result, these swaps are no longer economic hedges of our exposure to LIBOR on anticipated refinancing of our existing debt, and changes in the fair value of the swaps following the related refinancing are recorded in earnings until settlement. These non-economic hedges have a combined notional value of $1.8 billion, and the combined settlement value is a liability of approximately $152.1 million as of September 30, 2009.

We are exposed to non-performance risk from the counterparties to our interest rate swaps. In October 2008, a subsidiary of Lehman Brothers that was our counterparty for two interest rate swaps filed for bankruptcy. These two interest rate swaps have a combined notional value of $475.0 million, and the combined settlement value is a liability of $36.9 million as of September 30, 2009. Our other interest rate swaps are with Morgan Stanley and the Royal Bank of Scotland plc who have credit ratings of “A” or better. See note 7 to our condensed consolidated financial statements and the tables below.

A hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of September 30, 2009 would increase the liability for our swaps on a settlement value basis by nearly $280 million, and an opposite hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $123 million, and a similar amount would positively impact earnings from an opposite hypothetical increase in LIBOR.

Potential Future Borrowings of Incremental Debt

We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See “Item 2. MD&A—Liquidity and Capital Resources” regarding our short-term liquidity strategy.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of September 30, 2009, after giving effect to the 7.125% senior notes issued in October 2009. These debt maturities reflect contractual maturity dates, exclusive of other long-term obligations that are de minimis, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)). See notes 6 and 7 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2009		2010		2011		2012		2013		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(b)(c)	$—		$11,915	(c)	$16,653	(c)	$17,969	(c)	$18,722	(c)	$6,032,451	(c)	$6,097,710	(c)	$6,203,317
Average interest rate(b)	—		6.3	%(c)	6.3	%(c)	6.3	%(c)	6.3	%(c)	9.2	%(c)	9.2	%(c)

Variable rate(d)	$1,625		$6,500		$6,500		$6,500		$6,500		$606,125		$633,750		$571,009
Average interest rate(e)	1.8%		1.8%		1.8%		1.8%		1.8%		1.8%		1.8%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2009		2010		2011		2012		2013		Thereafter		Total		Fair Value(f)
	(Dollars in thousands)
Interest Rate Swaps(g):
Variable to Fixed—Forward starting(h)	$293,825		$1,900,000		$3,100,000		$—		$—		$—		$5,293,825		$(393,869)
Average Fixed Rate(i)	5.1%		5.2%		5.2%		—		—		—		5.2%

Variable to Fixed	$625,000	(d)	$—		$—		$—		$—		$—		$625,000	(e)	$(6,082)
Average Fixed Rate(i)	4.1	%(d)	—		—		—		—		—		4.1	%(e)

(a)	The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(b)	The average interest rate represents the weighted-average stated coupon rate (see footnote (c)).
(c)	As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates (June 2010 or November 2011) the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates in 2035 and 2036 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The estimated full year 2009 Excess Cash Flow of the Issuers was approximately $385 million as of September 30, 2009 without consideration of the Tower Revenue Notes purchased by CCIC.
(d)	Our variable rate debt consists of $633.8 million outstanding under our term loans.
(e)	The interest rate on our term loan represents the rates currently in effect, exclusive of the effect of our interest rate swaps. The LIBOR on $625.0 million of the term loans has effectively been converted to a fixed rate of 4.1% until December 2009 through interest rate swaps.
(f)	The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of September 30, 2009, the liability on a cash settlement basis of approximately $421.8 million had been reduced by $21.8 million, related to credit risk (primarily our non-performance risk), to reflect the interest rate swaps at fair value.
(g)	Inclusive of the previously mentioned swaps with a subsidiary of Lehman Brothers that filed bankruptcy and are inclusive of the previously mentioned swaps that no longer represent economic hedges.
(h)	These interest rate swaps are forward starting interest rate swaps that were entered into to hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of certain of our fixed rate debt. Certain of these interest rate swaps, as previously mentioned, no longer represent economic hedges. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which we are obligated to terminate and settle in cash the interest rate swaps. See note 7 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.
(i)	Exclusive of any applicable credit spreads.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated net revenues and 3% of our operating income for the nine months ended September 30, 2009.

Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. Our revenues and costs have been, and will continue to be, impacted by changes in the Australian dollar exchange rates. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition. A hypothetical increase or decrease of 25% in the Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $5 million.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2008 Form 10-K.

ITEM 2.	LEGAL PROCEEDINGS

See Note 15 to our Condensed Consolidated Financial Statements for a discussion of derivative litigation that was dismissed in October 2009.

ITEM 6.	EXHIBITS

Exhibit No.		Description

(a)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b)	4.1	Indenture dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(b)	4.2	Indenture Supplement dated July 31, 2009, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(c)	4.3	Supplemental Indenture dated October 23, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee.

(b)	10.1	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(b)	10.2	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(b)	10.3	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 4, 2009.
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: November 5, 2009	By:	/S/ JAY A. BROWN
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2009	By:	/S/ ROB A. FISHER
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)