Form 10-K
period 2009-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2010-02-16
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.6 billion as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $24.02 per share.

Applicable Only to Corporate Registrants

As of February 5, 2010, there were 292,896,876 shares of Common Stock outstanding.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2009.

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

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, “we,” “our,” “our company,” “the company” or “us” as used in this Form 10-K refer to Crown Castle International Corp. (“CCIC”), a Delaware corporation organized on April 20, 1995, and its subsidiaries. Unless this Form 10-K indicates otherwise or the context otherwise requires, “Global Signal” refers to the former Global Signal Inc. and its subsidiaries which merged into a subsidiary of ours in January 2007 (“Global Signal Merger”). Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “CCUSA” and “in the U.S.” refer to our CCUSA segment while the terms “CCAL” and “in Australia” refer to our CCAL segment.

PART I

Item 1.	Business

Overview

We own, operate and lease towers, rooftop installations and other communication structures (collectively, “towers”) for wireless communications. Our core business is renting space on our towers via long-term contracts in various forms, including license, sublease and lease agreements. Our towers can accommodate multiple customers (“co-location”) for antennas and other equipment necessary for the transmission of wireless signals for mobile telephones and other devices. Revenues derived from this site rental business represented 92% of our 2009 consolidated revenues. Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year. We seek to increase our site rental revenues by adding more tenants on our towers, which we expect to result in significant incremental cash flow due to our relatively fixed tower operating costs.

Information concerning our tower portfolio as of December 31, 2009 is as follows:

•	We owned, leased or managed approximately 24,000 towers.

•	We have approximately 22,200 towers in the United States, including Puerto Rico (“U.S.”), approximately 1,600 towers in Australia, and the remainder of our towers are located in Canada.

•

Approximately 54% and 71% of our towers in the U.S. are located in the 50 and 100 largest U.S. basic trading areas (“BTAs”), respectively. Through our Australia tower portfolio, we have a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth.

•

Our customers include many of the world’s major wireless communications companies. In the U.S., Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for a combined 76% and 73% of our 2009 CCUSA and consolidated revenues, respectively. In Australia, our customers include Telstra, Optus and a joint venture between Vodafone and Hutchison (“VHA”).

•

Our site rental revenues typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, and (3) limited termination rights for our customers. The weighted-average remaining life of our customers’ contracts was approximately seven years, exclusive of renewals at the customers’ option.

•

We owned in fee or had perpetual or long-term easements in the land and other properties (collectively “land”) on which approximately 5,700 of our towers reside, and we leased, subleased or licensed (collectively “leased”) the land on which approximately 17,600 of our towers reside. In addition, we managed approximately 700 towers owned by third parties where we had the right to market space on the tower or where we had sublease agreements with the tower owner. The leases for the land under our towers had an average remaining life of approximately 32 years, weighted based on site rental gross margin.

To a lesser extent, we also provide certain network services relating to our towers, including antenna installations and subsequent augmentation, network design and site selection, site acquisition, site development and other services.

Strategy

Our strategy is to increase long-term stockholder value by translating anticipated future growth in our core site rental business into growth of our results of operations on a per share basis. We believe our strategy is consistent with our mission to deliver the highest level of service to our customers at all times – striving to be their critical partner as we assist them in growing efficient, ubiquitous wireless networks. The key elements of our strategy are to:

•

Organically grow the revenues and cash flows from our towers. We seek to maximize the site rental revenues derived from our towers by co-locating additional tenants on our towers through long-term contracts as our customers deploy and improve their wireless networks. We seek to maximize additional tenant co-locations through our focus on customer service and deployment speed and by leveraging our web-based proprietary tools. Due to the relatively fixed nature of the costs to operate our towers (which tend to increase at approximately the rate of inflation), we expect the increased revenues from rent received from additional co-locations and the related subsequent impact from contracted escalations to result in incremental site rental gross margin and growth in our operating cash flows. We believe there is considerable additional future demand for our existing towers based on their location (significant presence in 92 of the top 100 BTAs in the U.S.) and the anticipated growth in the wireless communications industry.

•

Allocate capital efficiently. We seek to allocate our available capital, including the cash produced by our operations, in a manner that will enhance per share operating results. During 2009, we limited our discretionary investments, including a reduction in discretionary capital expenditures, in order to increase liquidity available to retire debt and settle certain of our interest rate swaps. During 2010, we expect to increase our investment in discretionary capital expenditures and other discretionary investments from 2009 levels, as a result of our financing activity during 2009 and the beginning of 2010 that extended and laddered our debt maturities. Our discretionary investments have historically included those shown below (in no particular order):

•	purchase shares of our own common stock (“common stock”) from time to time;

•	acquire towers;

•	acquire land under towers;

•	selectively construct towers and distributed antenna systems;

•	make improvements and structural enhancements to our existing towers; and

•	purchase or redeem our debt or preferred stock.

Our long-term strategy is based on our belief that opportunities will be created by the expected continuation of growth in the wireless communications industry, which depends on the demand for wireless telephony and data services by consumers. Despite the recent economic weakness and uncertainty, demand during 2009 continued to grow for wireless services including with respect to data services and third generation (“3G”) and fourth generation (“4G”) technologies. Data services have driven growth in the wireless communication industry, while the rate of growth of voice services and wireless users has slowed. The following is a discussion of certain growth trends in the wireless communications industry:

•

We expect wireless carriers will continue their focus on improving network quality and capacity by adding additional antennas and other equipment for the transmission of their services in an effort to improve customer retention and satisfaction.

•

Our customers have introduced, and we believe they plan to (1) continue to deploy, next generation wireless technologies, including 3G and 4G, and (2) expand their offerings of wireless data technology, such as email, internet and mobile video. We expect these next generation technologies and others, including long-term evolution (“LTE”) and WiMAX, to translate into additional demand for tower space, although the timing and rate of this growth is difficult to predict.

•	We have seen, and anticipate there could be other, new entrants into the wireless communications industry that should deploy regional or national wireless networks for voice and data services.

•

The Federal Communications Commission (“FCC”) auctioned spectrum licenses in the Advanced Wireless Services Auction No. 66 during 2006 and the 700 MHz Band Auction No. 73 in 2008. This spectrum has enabled next generation networks, such as T-Mobile’s 3G network and Verizon’s 4G network, and we expect that these spectrum auctions and future auctions could continue to enable next generation networks, enable one or more new entrants into the wireless communications industry and encourage more innovation.

•

Consumers are increasing their use of wireless voice and data services, as was evident in 2009. According to the most recent Cellular Telecommunications & Internet Association (“CTIA”) U.S. wireless industry survey and other published reports:

•	Wireless data service revenues for the first half of 2009 increased by 31% over the first half of 2008 and now represent approximately 28% of the total average revenue per user.

•	Wireless penetration in the U.S. increased to 91% as of June 30, 2009, with wireless users exceeding 276 million, a 5% year-over-year increase of nearly 14 million subscribers.

•	The percentage of U.S. households with no wireline communications and only wireless communications increased to in excess of 20% as of June 30, 2009.

•	Minutes of use exceeded 1.1 trillion for the first half of 2009, which represents a year-over-year increase of 3%.

•

Many countries outside of the U.S. have wireless penetration rates exceeding 100% and have wireless networks faster and even more robust than the U.S. This wireless activity outside of the U.S. may be a leading indicator for U.S. wireless communications. See also “Item 1. The Company—CCAL.”

2009 Highlights and Recent Developments

See “Item 7. MD&A” and our consolidated financial statements for a discussion of developments and activities occurring in 2009 and the beginning of 2010, including the issuance of $4.8 billion face value of debt and the repayment and repurchase of $4.4 billion face value of debt in conjunction with laddering and extending the maturities of our debt.

The Company

Virtually all of our operations are located in the U.S. and Australia. We conduct our operations principally through subsidiaries of Crown Castle Operating Company (“CCOC”), including (1) certain subsidiaries which operate our tower portfolios in the U.S. and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 19 to our consolidated financial statements and “Item 7. MD&A.”

CCUSA

Site Rental. The core business of CCUSA is the renting of antenna space on our towers. To a much lesser extent, we lease access to our distributed antenna systems. We predominately rent to wireless carriers under long-term contracts for the transmission of a variety of wireless signals related to wireless voice and data transmission. At December 31, 2009, CCUSA owned, leased or managed approximately 22,400 towers. The vast majority of our CCUSA towers are located in the U.S., with concentrations in the 100 largest BTAs.

Most of our CCUSA towers were acquired from the four largest wireless carriers (or their predecessors) through transactions consummated during the last decade, including (1) approximately 10,700 towers from Global Signal in 2007, of which approximately 6,600 were originally acquired from Sprint, (2) approximately 4,800 towers during 1999 to 2000 from companies now part of Verizon Wireless, (3) approximately 2,700 towers during 1999 to 2000 from companies now part of AT&T, as well as (4) other smaller acquisitions from companies now part of T-Mobile and other independent tower operators.

We generally receive monthly rental payments from tenants, payable under site leases. We have existing master lease agreements with most wireless carriers, including Verizon Wireless, AT&T, Sprint Nextel, T-Mobile and, Clearwire which provide certain terms (including economic terms) that govern leases on our towers entered into by such parties during the term of their master lease agreements. The lease agreements with our tenants typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price. More recently, we have negotiated up to 15 year terms for both initial and renewal periods for certain of our customers and are endeavoring to continue that trend. As of December 31, 2009, our customer contracts at CCUSA have a weighted-average current term of ten years with a weighted average of approximately seven years remaining on this ten year current term, exclusive of renewals at the customer’s option.

Our tenant leases have a high renewal rate because of (1) the critical location of our towers within our customers’ networks, (2) customers’ cost associated with relocation of its antennas and other equipment to another tower, and (3) zoning and other barriers associated with the construction of new towers. With limited exceptions, the customer lease agreements may not be terminated. In general, each customer lease agreement which is renewable will automatically renew at the end of its term unless the customer provides prior notice of its intent not to renew.

See note 18 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to lease agreements without consideration of tenant renewal options.

The average monthly rental payment of a new tenant added to a tower varies based on (1) the different regions in the U.S., (2) aggregate customer volume, and (3) the type of signal transmitted by the tenant, primarily as a result of the physical size of the antenna installation and related equipment. We also routinely receive rental payment increases in connection with lease amendments, pursuant to which our customers add additional antennas or other equipment to towers on which they already have equipment pursuant to pre-existing lease agreements.

Approximately two-thirds of our direct site operating expenses consist of ground lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation and related benefit costs, and utilities. Our operating expenses tend to escalate at approximately the rate of inflation. As a result of the relatively fixed nature of these expenditures, the co-location of additional tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our tower portfolio requires minimal sustaining capital expenditures, including tower maintenance and other non-discretionary capital expenditures, and are typically less than 2% of site rental revenues.

Network Services. To a lesser extent, we also offer our customers certain network services relating to our towers. We have grown our network services business over the last several years as a result of management’s emphasis on this business, including our focus on customer service and increasing our market share for installation on our towers. Our network services primarily consist of antenna installations and subsequent augmentations, as well as site acquisition services, engineering services, permitting, other construction services, and other services related to network deployments. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment and antenna systems for our customers. These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. We typically bill for our antenna installation services on a cost-plus profit basis and to a lesser extent on a fixed price basis. Network services revenues are received primarily from wireless communications companies or their agents.

Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless voice and data services who operate national or regional networks. Approximately 53% of 2009 CCUSA site rental revenues are with customers (or their parent companies) who are rated investment grade including Verizon Wireless (a joint venture of Verizon Communications and Vodafone), AT&T and T-Mobile (a subsidiary of Deutsche Telecom). In addition to the four largest customers (see table below), our 2009 new tenant additions were derived from second tier and emerging wireless customers, such as those offering flat rate calling plans and wireless data technologies. The following table summarizes the net revenues from our four largest customers expressed as a percentage of CCUSA’s and our consolidated revenues for 2009. See “Item 1A. Risk Factors.”

Customer	% of 2009 CCUSA Net Revenues	% of 2009 Consolidated Net Revenues
Sprint Nextel	23%	22%
AT&T	21%	20%
Verizon Wireless	19%	18%
T-Mobile	13%	13%

Total	76%	73%

In addition, new entrants in the wireless industry are emerging as new technologies become available and the FCC authorizes additional spectrum for use. A recent example is Clearwire, a provider of wireless mobile internet services.

Sales and Marketing. The CCUSA sales organization markets our towers within the wireless communications industry with the objectives of renting space on existing towers and on new towers prior to construction as well as obtaining network services related to our towers. We seek to become the critical partner and preferred independent tower provider for our customers and increase customer satisfaction relative to our peers by leveraging our (1) technological tools, (2) process centric approach, and (3) customer relationships.

We use public and proprietary databases to develop targeted marketing programs focused on carrier network build-outs, modifications, site additions, new tower builds, distributed antenna systems and network services. Information about our customers’ existing location of antenna space, leases, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field is analyzed to match specific towers in our portfolios with potential new site demand. We have developed a patented web-based tool that stores key tower information above and beyond normal property management information, including data on actual customer signal strength, demographics, site readiness and competitive structures. In addition, the web-based tool assists us in estimating potential demand for our towers with greater speed and accuracy. We believe these and other tools we have developed assist our customers in their site selection and deployment of their wireless networks and provide us with an opportunity to have proactive discussions with them regarding their wireless infrastructure deployment plans and the timing and location of their demand for our towers. A key aspect to our sales and marketing strategy is a continued emphasis on our process centric approach to reduce cycle time related to new leasing and amendments, which helps provide our customers with faster deployment of their networks.

A team of national account directors maintains our relationships with our largest customers. These directors work to develop tower leasing opportunities, network services contracts and site management opportunities, as well as to ensure that customers’ tower needs are efficiently translated into new leases on our towers. Sales personnel in our area offices develop and maintain local relationships with our customers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales and marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.

Competition. CCUSA competes with (1) other independent tower owners which also provide site rental and network services, (2) wireless carriers which build, own and operate their own tower networks and lease space to other wireless communication companies, and (3) owners of alternative facilities, including rooftops, water towers, broadcast towers, distributed antenna systems, and utility poles. Some of the larger independent tower companies with which CCUSA competes in the U.S. include American Tower Corporation, SBA Communications Corporation, Global Tower Partners and TowerCo. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.

Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers’ internal staffs. We believe that our customers base their decisions on the outsourcing of network services on criteria such as a company’s experience, track record, local reputation, price and time for completion of a project.

CCAL

Our primary business in Australia is the renting of antenna space on towers to our customers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and private investors led by Todd Capital Limited. CCAL is the largest independent tower operator in Australia. As of December 31, 2009, CCAL had approximately 1,600 towers, with a strategic presence in each of Australia’s major metropolitan areas, including Sydney, Melbourne, Brisbane, Adelaide and Perth. The majority of CCAL’s towers were acquired from Optus (in 2000) and Vodafone (in 2001). CCAL also provides a range of services including site maintenance and property management services for towers owned by third parties.

For 2009, CCAL comprised 5% of our consolidated net revenues. CCAL’s principal customers are Telstra, Optus and VHA. For 2009, these three customers accounted for approximately 95% of CCAL’s revenues. In June 2009, Vodafone and Hutchison merged their Australian operations in a joint venture named VHA Pty Ltd., with the intention to market primarily under the name Vodafone.

In Australia, CCAL competes with wireless carriers, which own and operate their own tower networks; service companies that provide site maintenance and property management services; and other site owners, such as broadcasters and building owners. The other significant tower owners in Australia are Broadcast Australia, an independent operator of broadcast towers, and Telstra and Optus, wireless carriers. We believe that tower location, capacity, quality of service, deployment speed and price within a geographic market are the most significant competitive factors affecting the leasing of a tower.

All of the major carriers in Australia have deployed extensive 3G networks which provide high bandwidth wireless services that are generally more robust and faster than typically experienced in the U.S. In addition, the wireless penetration rate in Australia is nearly 115% (i.e., the number of devices exceeds population), compared with 91% in the U.S. These 3G networks utilize a large number of our towers.

Employees

At January 31, 2010, we employed approximately 1,200 people worldwide, including approximately 1,100 in the U.S. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.

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

Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents’

concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in November 2009 establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. If a jurisdiction fails to act within these timeframes, the applicant may file a claim for relief in court. Notwithstanding this declaratory ruling, decisions of local zoning authorities may also adversely affect the timing and cost of tower construction and modification.

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

While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of “low impact facilities,” newly constructed towers are expressly excluded from the definition of “low impact facilities.” Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws which vary on a site by site basis. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general “maintenance power” under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier cooperation to use such power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the “maintenance power” under the Australian Telecommunications Act 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL’s customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL’s financial loss, which would roughly equal the site rental revenues that would have otherwise been payable.

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

The construction of new towers and, in some cases, the modification of existing towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended (“NEPA”) which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing NEPA which require applicants to investigate the potential environmental impact of the proposed tower construction. Should the proposed tower construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If the proposed construction or modification of a tower may have a significant impact on the environment, the FCC’s approval of the construction or modification could be significantly delayed.

Our operations are subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner, lessee or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; and we could also be subject to personal injury or property damage claims relating to such contamination. In general, license agreements prohibit our customers from using or storing any hazardous substances on our tower sites in violation of applicable environmental laws and require our customers to provide notice of certain environmental conditions caused by them.

As licensees and tower owners, we are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. As employers, we are subject to Occupational Safety and Health Administration (and similar occupational health and safety legislation in Australia) and similar guidelines regarding employee protection from radio frequency exposure. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years.

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

•

we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our debt and our interest rate swaps (based on the yield curve in effect as of December 31, 2009), thereby reducing the available cash flow to fund other projects;

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

Currently we have debt instruments in place that limit in certain circumstances our ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the financial ratio covenants under these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the trustee could seek to foreclose the collateral securing the debt, in which case we could lose the towers and the revenues associated with the towers.

CCIC and CCOC are holding companies and conduct all of their operations through their subsidiaries. Accordingly, CCIC’s and CCOC’s respective sources of cash to pay interest and principal on their outstanding indebtedness and preferred stock are distributions relating to their respective ownership interests in their subsidiaries from the net earnings and cash flow generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flow generated by their subsidiaries are first applied by such subsidiaries in conducting their operations, including the service of their respective debt obligations after which any excess cash flow generally may be paid to a holding company. However, their subsidiaries are legally distinct from the holding companies and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.

We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.

We have a substantial amount of indebtedness (approximately $6.4 billion as of January 31, 2010), which we will need to refinance or repay. See “Item 7. MD&A—Liquidity and Capital Resources” for a tabular presentation of our contractual debt maturities. We are also required to redeem all outstanding shares of our 6.25% convertible preferred stock in August 2012 for approximately $318.0 million, in addition to any unpaid dividends on that preferred stock. We plan on endeavoring to refinance the 2006 tower revenue notes on or before their anticipated repayment date in 2011. There can be no assurances we will be able to refinance our indebtedness on commercially reasonable terms, or terms, including with respect to interest rates, as favorable as our current debt and preferred stock, or at all.

If our tower revenue notes, which were issued by our U.S. tower subsidiaries that comprised substantially all of our U.S. towers prior to the Global Signal Merger and had an aggregate outstanding principal amount of $3.2 billion as of January 31, 2010, are not repaid in full by their anticipated repayment dates, which range from 2011 to 2020, then the interest rates on those notes will increase substantially (by the greater of (1) an additional 5% per annum over their current rates or (2) the amount, if any, by which the sum of the following exceeds the note rate for a class of tower revenue notes: the yield to maturity on the applicable anticipated repayment date of the United States treasury security having a term closest to ten years, plus 5%, plus the post-anticipated repayment date spread for such class of tower revenue notes) and monthly amortization payments will commence. If this occurs, then substantially all of the cash flows of those tower subsidiaries must be applied to repay the principal of the tower revenue notes.

In addition, based on current interest rates and the yield curve in effect as of December 31, 2009, our interest rate swaps are in a substantial liability position. See “Item 1A. Risk Factors—Our interest rate swaps are currently in a substantial liability position and will need to be cash settled within the next two years, which could adversely affect our financial condition.”

The global credit and capital markets are undergoing a period of substantial volatility and disruption, and the global economy is experiencing weakness and uncertainty. Although the credit markets have improved during 2009, we believe that this volatile credit environment has resulted in increased interest rates in the marketplace in general and for us specifically as compared to periods immediately prior to 2007. Any renewed financial turmoil, worsening credit environment, economic weakness and uncertainty could impact the availability and cost of debt financing, including with respect to any refinancing of the obligations described above.

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

Our interest rate swaps are currently in a substantial liability position and will need to be cash settled within the next two years, which could adversely affect our financial condition.

We have used interest rate swaps to hedge our interest rate risk, which could adversely affect our financial condition. As a result of our interest rate swaps, we would not benefit from the recent declines in benchmark interest rates if the declines remain when we ultimately cash settle these obligations. As of January 31, 2010, our outstanding forward-starting interest rate swaps had a combined notional amount of $5.0 billion; and the liability, totaled $408.4 million on a settlement basis. In addition, we have interest rate swaps, with a combined notional amount of $600.0 million that will be settled over 2010 and 2011 and would currently result in total payments by us of $3.3 million on a settlement basis as of January 31, 2010. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for the cash obligations by year of maturity, based on current interest rates and the yield curve in effect as of December 31, 2009, required to settle the forward-starting interest rate swaps.

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

A slowdown in demand for wireless communications or our towers may negatively impact our growth or otherwise have a material adverse effect on us.

A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of, or network sharing among, any of our limited number of customers may materially decrease revenues and reduce demand for our towers and network services.

For 2009, approximately 73% of our consolidated revenues was derived from Sprint Nextel, AT&T, Verizon Wireless and T-Mobile, which represented 22%, 20%, 18% and 13%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, merger with other customers of ours or otherwise may materially decrease our revenues and have other adverse effects on our business. We cannot guarantee that leases (including management agreements) with our major customers will not be terminated or that these customers will renew their lease agreements with us. See also “Item 1. Business—The Company.”

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

Future sales or issuances of a substantial number of shares of our common stock or other equity related securities may adversely affect the market price of our common stock. As of February 5, 2010, we had 292.9 million shares of common stock outstanding, and we reserved (1) 11.2 million shares of common stock for future issuance under our various stock compensation plans and (2) 8.6 million shares of common stock for the conversion of our outstanding convertible preferred stock. If we are not able to refinance our debt over the long-term, we may face liquidity issues and might be required to issue equity securities or securities convertible into equity securities which may cause the price of our common stock to decline significantly.

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

In past years, the wireless communications industry has periodically experienced general slowdowns which negatively affected the factors described in these risk factors, thereby reducing demand for tower space and network services. Similar slowdowns in the future may reduce consumer demand for wireless services or negatively impact the debt and equity markets accessed by the wireless communications industry, thereby causing carriers to delay or abandon implementation of new systems, technologies and coverage areas. Beginning in 2008, the global credit and capital markets have undergone substantial volatility and disruption, and the economy is experiencing weakness and uncertainty. There can be no assurances that such a difficult economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our towers and network services. In addition, such a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown may result in the write-off of some or all of our goodwill and our inability to utilize our net operating loss carryforwards.

As a result of competition in our industry, including from some competitors with significantly more resources or less debt than we have, we may find it more difficult to achieve favorable rental rates on our new or renewing customer leases.

Our growth is dependent on entering into new customer leases as well as renewing or reletting customer leases when existing customer leases terminate. We face competition for site rental customers from various sources, including:

•	other independent tower owners or operators;

•	wireless carriers that own and operate their own towers and lease antenna space to other wireless communication companies;

•	owners of alternative facilities including rooftops, water towers, distributed antenna systems, broadcast towers and utility poles; and

•	new alternative deployment methods in the wireless communication industry.

Wireless carriers that own and operate their own tower portfolios are generally substantially larger and have greater financial resources than we have. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share.

New technologies may significantly reduce demand for our towers and negatively impact our revenues.

Improvements in the efficiency of wireless networks could reduce the demand for our towers. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our towers. In addition, other technologies, such as wireless mesh networks, Wi-Fi, femtocells, satellite transmission systems (such as low earth orbiting), and distributed antenna systems, may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our towers had such technologies not existed. Any significant reduction in tower leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.

New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.

There can be no assurances that new wireless services and technologies, such as 4G, will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our towers as a result of such technologies may not be realized at the times or to the extent anticipated.

If we fail to retain rights to the land under our towers, our business may be adversely affected.

Our real property interests relating to the land on which our towers reside consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of towers. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land on which our towers reside depends on our ability to purchase such land or to renegotiate and extend the terms of the leases relating to such land. Approximately 10% of our site rental gross margins for the year ended December 31, 2009 are derived from towers where the leases for the land under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land on which our towers reside may have a material adverse effect on us.

Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.

The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business may be adversely impacted by various factors including competition, economic weakness and uncertainty, and changes in the type and volume of work performed and our market share.

If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.

A variety of federal, state, local and foreign laws and regulations apply to our business, including those discussed in “Item 1. Business.” Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.

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

Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2009, approximately 5% of our consolidated net revenues were denominated in Australian dollars. Economic weakness and uncertainty has heightened the volatility of foreign currency exchange rates over the past two years. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.

Available Information and Certifications

We maintain an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of our internet website at http://investor.crowncastle.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange (“NYSE”) Listed Company Manual, relating to compliance with the NYSE’s corporate governance listing standards, to the NYSE on June 18, 2009 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth details concerning our principal offices:

Location	Function	Property Interest
Houston, Texas	Corporate headquarters and other CCUSA operations	Owned
Canonsburg, Pennsylvania	Corporate headquarters and other CCUSA operations	Owned
Sydney, Australia	CCAL headquarters	Leased

In addition to these principal offices, CCUSA leases and maintains area offices located in (1) Charlotte, North Carolina, (2) Alpharetta, Georgia, and (3) Phoenix, Arizona, which are in addition to the area office operated from our Canonsburg, Pennsylvania corporate office. The principal responsibilities of these area offices are to manage the renting of tower space on a local basis, maintain the towers already located in the area and service our customers in the area. In addition, we lease additional, smaller district offices, which report to the area offices, in locations with high tower concentrations.

Towers are vertical metal structures generally ranging in height from 50 to 500 feet. In addition, wireless communications equipment may also be placed on building rooftops and other structures. Towers are generally located on tracts of land of up to five acres. These tracts of land support the towers, equipment shelters and, where applicable, guyed wires to stabilize the structure.

See “Item 1. Business—Overview” for information regarding our tower portfolio including with respect to our real property interests and for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs. See “Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations” for a tabular presentation of the remaining terms to final expiration of the leases for the land which we do not own and on which our towers are located as of December 31, 2009.

Our tower revenue notes issued in 2010 and 2006 are effectively secured by approximately 6,800 of our towers and the cash flows from those towers. Governing documents relating to another approximately 4,900 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers will also service the tower revenue notes. In addition, approximately 1,200 and 7,900 of our towers and the cash flows derived from these towers are effectively pledged as security for our 2009 securitized notes and the 7.75% secured notes, respectively. See note 7 to our consolidated financial statements.

Substantially all of our towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of customer demand, we could generally also tear down an existing tower and reconstruct another tower in its place with additional capacity, subject to certain restrictions. As of December 31, 2009, the average number of tenants per tower is approximately 2.9 on our towers. The following is a summary of the number of existing tenants per tower as of December 31, 2009 (see “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” for a discussion of our impairment evaluation and our towers with no tenants).

Number of Tenants	Percent of Towers
Greater than five	9%
Five	7%
Four	13%
Three	18%
Two	24%
Less than two	29%

Total	100%

Item 3.	Legal Proceedings

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

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five stockholder derivative lawsuits filed in 2006. The lawsuit names various of our current and former directors and officers. The lawsuit makes allegations relating to our historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC. In October 2009, the plaintiffs’ claims with respect to the consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592, in the 234th Judicial District Court, Harris County, Texas were dismissed with prejudice. This order to dismiss is appealable by the plaintiff.

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

	High	Low
2009:
First Quarter	$21.99	$15.40
Second Quarter	27.23	19.96
Third Quarter	32.32	22.73
Fourth Quarter	39.99	29.47

2008:
First Quarter	$41.67	$30.35
Second Quarter	43.24	34.69
Third Quarter	38.91	26.37
Fourth Quarter	28.75	8.75

As of February 5, 2010, there were approximately 840 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. It is our current policy to retain our cash provided by operating activities to finance the expansion of our operations, to reduce our debt or to purchase our own stock (either common or preferred). Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, cash flows from operations, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by the board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances and the terms of our convertible preferred stock.

The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares of common stock required to be issued to pay such dividends is dependent upon the market value of our common stock at the time such dividend is required to be paid. In 2009 and 2008, dividends on our 6.25% Convertible Preferred Stock were paid in each of those years utilizing approximately $19.9 million in cash. We may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on our preferred stock.

Equity Compensation Plans

Certain information with respect to our equity compensation plans is set forth in Item 12 herein.

Performance Graph

The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Index and the Dow Jones Telecommunication Equipment Index for the period commencing December 31, 2004 and ending December 31, 2009. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

	Years Ended December 31,
Company/Index/Market	2004	2005	2006	2007	2008	2009
Crown Castle International Corp.	$100.0	$161.72	$194.11	$250.00	$105.65	$234.62
NYSE Market Index	100.0	106.95	126.05	134.35	79.41	99.10
DJ Telecommunication Equipment Index	100.0	101.39	118.08	121.95	72.49	109.33

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

Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2009, and as of December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our consolidated financial statements. Acquisitions and dispositions can affect the year-to-year comparability of our results. In January 2007, we completed the Global Signal Merger. The results of operations from Global Signal have been included in our results from January 12, 2007. The Global Signal Merger significantly increased our tower portfolio and impacted the comparability of our 2009, 2008 and 2007 results and changes in financial condition to prior periods. The information set forth below should be read in conjunction with “Item 1. Business,” “Item 7. MD&A” and our consolidated financial statements.

	Years Ended December 31,
	2009(b)	2008(b)	2007(b)	2006	2005
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$1,543,192	$1,402,559	$1,286,468	$696,724	$597,125
Network services and other	142,215	123,945	99,018	91,497	79,634

Total net revenues	1,685,407	1,526,504	1,385,486	788,221	676,759

Operating expenses:
Costs of operations(a):
Site rental	456,560	456,123	443,342	212,454	197,355
Network services and other	92,808	82,452	65,742	60,507	54,630

Total costs of operations	549,368	538,575	509,084	272,961	251,985

General and administrative	153,072	149,586	142,846	104,532	113,910
Restructuring charges (credits)	—	—	3,191	(391)	2,615
Asset write-down charges(c)	19,237	16,888	65,515	2,945	2,925
Acquisition and integration costs(d)	—	2,504	25,418	1,503	—
Depreciation, amortization and accretion	529,739	526,442	539,904	285,244	281,118

Operating income (loss)	433,991	292,509	99,528	121,427	24,206
Interest expense and amortization of deferred financing costs(e)	(445,882)	(354,114)	(350,259)	(162,328)	(133,806)
Impairment of available-for-sale securities(g)	—	(55,869)	(75,623)	—	—
Gains (losses) on purchases and redemptions of debt(e)	(91,079)	42	—	(5,843)	(283,797)
Net gain (loss) on interest rate swaps(f)	(92,966)	(37,888)	—	491	(1,130)
Interest and other income (expense)	5,413	2,101	9,351	(2,120)	2,484

Income (loss) before income taxes	(190,523)	(153,219)	(317,003)	(48,373)	(392,043)
Benefit (provision) for income taxes(h)	76,400	104,361	94,039	(843)	(3,225)

Income (loss) from continuing operations	(114,123)	(48,858)	(222,964)	(49,216)	(395,268)
Income (loss) from discontinued operations, net of tax	—	—	—	5,657	848

Income (loss) before cumulative effect of change in accounting principle	(114,123)	(48,858)	(222,964)	(43,559)	(394,420)
Cumulative effect of change in accounting principle for asset retirement obligations	—	—	—	—	(9,031)

Net income (loss)(i)	(114,123)	(48,858)	(222,964)	(43,559)	(403,451)
Less: Net income (loss) attributable to the noncontrolling interest	209	—	(151)	(1,666)	(3,525)

Net income (loss) attributable to CCIC stockholders	(114,332)	(48,858)	(222,813)	(41,893)	(399,926)
Dividends on preferred stock, net of losses on purchases of preferred stock(j)	(20,806)	(20,806)	(20,805)	(20,806)	(49,356)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock, net of losses on purchases of preferred stock	$(135,138)	$(69,664)	$(243,618)	$(62,699)	$(449,282)

Income (loss) from continuing operations attributable to CCIC stockholders per common share—basic and diluted	$(0.47)	$(0.25)	$(0.87)	$(0.33)	$(2.02)

Weighted-average common shares outstanding—basic and diluted (in thousands)	286,622	282,007	279,937	207,245	217,759

	Years Ended December 31,
	2009(b)	2008(b)	2007(b)	2006	2005
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$571,256	$513,001	$350,355	$275,759	$204,912
Net cash provided by (used for) investing activities	(172,145)	(476,613)	(791,448)	(432,499)	(264,140)
Net cash provided by (used for) financing activities	214,396	47,717	(77,782)	678,914	(445,636)
Ratio of earnings to fixed charges(k)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$766,146	$155,219	$75,245	$592,716	$65,408
Property and equipment, net	4,895,983	5,060,126	5,051,055	3,246,446	3,294,333
Total assets	10,956,606	10,361,722	10,488,133	5,007,464	4,131,317
Total net interest rate swap liabilities (assets)	300,040	541,171	65,341	(2,200)	475
Total debt and other long-term obligations(e)	6,579,150	6,102,189	6,072,103	3,516,294	2,273,206
Redeemable preferred stock	315,654	314,726	313,798	312,871	311,943
Total CCIC stockholders’ equity	2,936,241	2,715,865	3,166,911	756,281	1,178,376

(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	See introductory remarks regarding the Global Signal Merger.
(c)	2007 is inclusive of $57.6 million related to the write-off of substantially all of our Modeo assets other than the Spectrum. See note 20 to our consolidated financial statements.
(d)	Acquisition and integration costs are related to the Global Signal Merger. The integration of Global Signal was completed in the first quarter of 2008. See notes 3 and 20 to our consolidated financial statements.
(e)	Over the last five years, we have used debt to refinance other debt and fund discretionary investments such as acquisitions and purchases of common stock. We maintain debt leverage at levels that we believe optimize our weighted-average cost of capital. The following is a discussion of our debt activity for each of the last five years. See also note 7 to our consolidated financial statements.

•

During 2009, we issued $2.9 billion face value of debt and purchased and repaid $2.4 billion face value of debt and the remainder was held in cash at year end. These refinancings extended and laddered the maturities of our debt portfolio and increased our weighted-average cost of debt. We incurred losses on the purchase and repayment of this debt.

•	During 2008, we made no material changes in our debt.

•

During 2007, $1.8 billion of mortgage loans remained outstanding as a result of the Global Signal Merger. We borrowed an aggregate $725.0 million under term loans and a revolving credit facility and predominately used the proceeds to purchase our common stock.

•

During 2006, we increased our debt by approximately $1.2 billion and primarily used the proceeds to fund the cash consideration of the Global Signal Merger, the Mountain Union Telecom, LLC acquisition and purchases of our common stock.

•

During 2005, we lowered our weighted-average interest rate by refinancing our high yield debt with the proceeds from $1.9 billion of tower revenue notes. We incurred losses on the purchase of the high yield notes and the 4% convertible notes.

(f)	The 2008 amount predominately represents losses on our interest rate swaps with a subsidiary of Lehman Brothers Holdings Inc. that no longer qualify for hedge accounting. The 2009 amount represents losses on various interest rate swaps that no longer qualify for hedge accounting and includes swaps that no longer are economic hedges.
(g)	In 2008 and 2007, we recorded impairment charges related to an other-than-temporary decline in the value of our investment in FiberTower Corporation (“FiberTower”). See note 6 to our consolidated financial statements.
(h)	In 2006 and 2005, we had a full valuation allowance on our deferred tax assets. As a result of a deferred tax liability recorded in connection with the Global Signal Merger, we recorded tax benefits during 2009, 2008 and 2007. 2008 includes tax benefits of $74.9 million resulting from the completion of the Internal Revenue Service (“IRS”) examination of our federal tax return for 2004. See note 10 to our consolidated financial statements.
(i)	No cash dividends were declared or paid in 2009, 2008, 2007, 2006 or 2005.
(j)

Includes net losses of $12.0 million on purchases of preferred stock in 2005. Following the redemption of the 8 1/4% Convertible Preferred Stock in December 2005, dividends on preferred stock relate solely to the 6.25% Convertible Preferred Stock.

(k)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2009, 2008, 2007, 2006 and 2005 earnings were insufficient to cover fixed charges by $190.5 million, $153.2 million, $318.4 million, $49.7 million and $392.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Overview

We own, lease or manage approximately 24,000 towers for wireless communications, including the towers acquired in the Global Signal Merger (see note 3 to our consolidated financial statements). Revenues generated from our core site rental business represented 92% of our 2009 consolidated revenues. CCUSA, our largest operating segment, accounted for 95% of our 2009 site rental revenues, of which 79% were derived from the four largest wireless carriers in the U.S. Our site rental revenues are of a recurring nature, and typically, in excess of 90% have been contracted for in a prior year. See “Item 1. Business” for a further discussion of our business, including certain key terms of our lease agreements.

The following are certain highlights of our business fundamentals, as further discussed in this Form 10-K, including in “Item 1. Business” and this MD&A:

•	potential growth resulting from wireless network expansion;

•	site rental revenues under long-term leases with contractual escalations;

•	revenues predominately from large wireless carriers;

•	majority of land under our towers under long-term control;

•	relatively fixed tower operating costs;

•	high incremental cash flows on organic revenue growth;

•	minimal sustaining capital expenditure requirements;

•	majority of our debt has contractual maturities longer than five years and has fixed rate coupons; and

•	significant cash flows from operations.

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

•

to allocate capital efficiently (in no particular order: purchase our own common stock, enter into strategic tower acquisitions, selectively construct or acquire towers and distributed antenna systems, acquire the land on which towers are located, improve and structurally enhance our existing towers, and purchase or redeem our debt or preferred stock). See “Item 7. MD&A—Liquidity and Capital Resources—Overview.”

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

•

The auctions of spectrum licenses in the FCC 700 MHz Band Auction No. 73 completed in March 2008 and the FCC Advanced Wireless Services Auction No. 66 have enabled next generation networks, and we expect that these spectrum auctions and future auctions should continue to enable next generation networks and may possibly enable one or more new entrants into the wireless communications industry and encourage more innovation.

•

During 2009, the consolidation of wireless carriers continued with the acquisition of several smaller wireless carriers, most notably Verizon’s acquisition of Alltel Corp., a provider of wireless services to primarily rural markets, and the VHA joint venture in Australia between Vodafone and Hutchison. We do not expect lease cancellations from duplicate or overlapping networks as a result of these acquisitions to have a material adverse affect on our results.

•

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

•

The challenging credit markets and economic weakness and uncertainty continued during 2009. However, the credit markets improved during 2009 from the fourth quarter of 2008, as seen in the decrease in credit spreads and improved liquidity in the market place. The economic outlook improved somewhat during 2009 but remains uncertain, and a pronounced or prolonged expansion of the economy is not assured. The following is a discussion of the potential impact on us from the credit markets and economy:

•

Historically, aggregate capital spending and the associated demand for our towers by wireless communication companies have been relatively stable over the last several years, although we did see reductions during prior economic downturns. Despite the economic weakness and uncertainty, demand has continued to grow for wireless services, which has historically been the predominate driver of demand for our towers over the long-term; and we expect that growth trend to continue over the foreseeable future. In addition, the effects of the economic weakness, including the impact of any customer defaults and bankruptcies, have not significantly impacted our existing recurring revenues. Consequently, we currently do not anticipate any material impact on our revenues over the foreseeable future. In addition, we expect site rental revenues for 2010 of between $1.6 billion and $1.7 billion, representing growth rates from 2009 of between 7% and 8%.

•

During 2009 and the beginning of 2010, we issued $4.8 billion face value of debt in five transactions with stated interest rates ranging from 4.5% to 9% and final contractual maturities between 2015 and 2040, and we also increased the commitment to $400.0 million on our revolving credit agreement and extended its maturity until 2013. These refinancings have extended and laddered the maturity dates on a substantial majority of our debt. Although our refinancings over the last year increased our weighted-average cost of debt, two of our offerings were rated investment grade, and overall our credit spreads declined from last year. As a result of the challenging credit markets, any additional refinancing, such as the potential refinancing of the 2006 tower revenue notes, or future issuances may further increase our weighted-average cost of debt. In addition to our actions related to refinancing debt in response to the challenging credit markets, beginning in late 2008 and continuing throughout 2009, we reduced our discretionary capital expenditures in order to increase liquidity available to retire certain of our indebtedness. During 2010, we expect to increase our investment in other discretionary investments from 2009 levels, including with respect to discretionary capital expenditures. See note 7 to our consolidated financial statements, “Item 7. MD&A—Liquidity and Capital Resources” and “Item 1A. Risk Factors.”

Results of Operations

The following discussion of our results of operations should be read in conjunction with “Item 1. Business,” “Item 7. MD&A—Liquidity and Capital Resources” and our consolidated financial statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. which require us to make estimates and judgments that affect the reported amounts (see “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” and note 2 to our consolidated financial statements).

Comparison of Consolidated Results

The following is a comparison of our 2009, 2008 and 2007 consolidated results of operations:

	Years Ended December 31,			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In thousands of dollars)
Net revenues:
Site rental	$1,543,192	$1,402,559	$1,286,468	10%	9%
Network services and other	142,215	123,945	99,018	15	25

	1,685,407	1,526,504	1,385,486	10	10

Operating expenses:
Costs of operations(a):
Site rental	456,560	456,123	443,342	—	3
Network services and other	92,808	82,452	65,742	13	25

Total costs of operations	549,368	538,575	509,084	2	6
General and administrative	153,072	149,586	142,846	2	5
Restructuring charges (credits)	—	—	3,191	*	*
Asset write-down charges	19,237	16,888	65,515	*	*
Acquisition and integration costs	—	2,504	25,418	*	*
Depreciation, amortization and accretion	529,739	526,442	539,904	1	(3)

Operating income (loss)	433,991	292,509	99,528	48	194
Interest expense and amortization of deferred financing costs	(445,882)	(354,114)	(350,259)	26	1
Impairment of available-for-sale securities	—	(55,869)	(75,623)	*	*
Gains (losses) on purchases and redemptions of debt	(91,079)	42	—	*	*
Net gain (loss) on interest rate swaps	(92,966)	(37,888)	—	*	*
Interest and other income (expense)	5,413	2,101	9,351	*	*

Income (loss) before income taxes	(190,523)	(153,219)	(317,003)	*	*
Benefit (provision) for income taxes	76,400	104,361	94,039	*	*

Net income (loss)	(114,123)	(48,858)	(222,964)	*	*

Less: Net income (loss) attributable to the noncontrolling interest	209	—	(151)	*	*

Net income (loss) attributable to CCIC stockholders	$(114,332)	$(48,858)	$(222,813)	*	*

*	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.

2009 and 2008. Our consolidated results of operations for 2009 and 2008, respectively, predominately consist of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 101% and 79% of consolidated net income (loss) attributable to CCIC stockholders. Our operating segment results for 2009 and 2008, including CCUSA, are discussed below (see “Item 7. MD&A—Results of Operations—Comparison of Operating Segments”).

2008 and 2007. Our consolidated results of operations for 2008 and 2007, respectively, predominately consist of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 94% of consolidated gross margins, and (3) 79% and 96% of consolidated net income (loss) attributable to CCIC stockholders. Our operating segment results for 2008 and 2007, including CCUSA, are discussed below (see “Item 7. MD&A—Results of Operations—Comparison of Operating Segments”).

Comparison of Operating Segments

Our reportable operating segments for 2009 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 19 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).

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

We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 14 to our consolidated financial statements). The calculation of Adjusted EBITDA for our operating segments is set forth in note 19 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under “Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures.”

CCUSA—2009 and 2008. Net revenues for 2009 increased by $163.0 million, or 11%, from 2008. This increase in net revenues resulted from an increase in site rental revenues of $141.9 million, or 11%, for the same periods. This increase in site rental revenues was impacted by the following items in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting and cancellations of customer leases. See “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continued to derive a large portion of our site rental revenues from the four largest wireless carriers in the U.S., a significant portion of our new tenant additions were from second tier and emerging wireless customers such as those offering flat rate calling plans and wireless data only technologies, such as Clearwire, a provider of wireless mobile internet services.

Network services and other revenues for 2009 increased by $21.2 million, or 19%, from 2008, and the related gross margin increased by $10.1 million, or 28%, from 2008. The increase in network services and other revenues and the related gross margin reflects (1) the volatility and variable nature of the network services business as these revenues are not under long-term contract, (2) as well as an increase in our market share for installations on our towers driven partially by our focus on delivering customer service and our emphasis on execution and expanding market share in the service business.

Site rental gross margins for 2009 increased by $141.3 million, or 16%, from 2008. The increase in the site rental gross margins was related to the previously mentioned 11% increase in site rental revenues. Site rental gross margins as a percentage of site rental revenues for 2009 increased by three percentage points from 2008 to 70% primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $141.3 million incremental margin represents 100% of the related increase in site rental revenues.

General and administrative expenses for 2009 increased by $7.7 million, or 6%, from 2008. General and administrative expenses are inclusive of stock-based compensation charges, which increased by $3.3 million from 2008 to 2009, as discussed further in note 14 to our consolidated financial statements. In addition to stock-based compensation, the increase in general and administrative expenses was primarily due to the increase in salary and employee benefits, including an increase in the annual bonus accrual due to 2009 performance and other non-recurring expenses, partially offset by the realization of certain cost management initiatives. General and administrative expenses were 9% of net revenues for both 2009 and 2008. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for 2009 increased by $147.0 million, or 18%, from 2008. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Depreciation, amortization and accretion for 2009 increased by $3.2 million, or less than 1%, from 2008. The small increase is consistent with the movement in our fixed assets and intangible assets, which did not materially change between 2008 and 2009.

During 2009, we repaid or purchased $2.3 billion of face value debt using cash from our issuances of debt in order to extend and ladder the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $91.1 million for 2009, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $92.6 million, or 26%, in 2009 resulted predominately from our total debt increasing by $462.6 million and the impact of completing the refinancings at a higher weighted-average cost of debt. The refinancing of the 2006 mortgage loan did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting, which resulted in discontinuing hedge accounting and reclassifying $132.9 million from accumulated other comprehensive income (“AOCI”) to earnings during 2009. This loss was partially offset by gains on interest rate swaps that resulted from a decrease in the liability for those swaps not subject to hedge accounting. For a further discussion of the debt refinancings and the interest rate swaps see notes 7 and 8 to our consolidated financial statements, “Item 7. MD&A—Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

In 2008, we recorded a non-cash impairment charge of $55.9 million related to a decline in the fair value of our investment in FiberTower that was deemed to be other-than-temporary. Any potential future write-downs are limited to the carrying value of our investment of $4.2 million as of December 31, 2009.

Benefit (provision) for income taxes for 2009 was a benefit of $77.7 million compared to $106.6 million for 2008. The benefit for income taxes for 2009 is inclusive of a $20.6 million reversal of state tax valuation allowances. The effective tax rate for 2009 differs from the federal statutory rate due predominately to these state tax benefits. The effective tax rate for 2008 differs from the federal statutory rate predominately due to income tax benefits resulting from the completion of the IRS examination and a full valuation allowance on our unrealized capital losses from our investment in FiberTower. As of December 31, 2009, we are limited to recognizing approximately $15 million of future federal tax benefits since we currently expect that other additional benefits would have a full valuation allowance because our history of tax operating losses prevents us from determining that it is more likely than not that we may not realize such benefits. See note 10 to our consolidated financial statements.

Net income (loss) attributable to CCIC stockholders for 2009 was a loss of $115.4 million, inclusive of (1) net losses from repayments and purchases and early retirement of debt of $91.1 million and (2) net losses from interest rate swaps of $93.0 million. Net income (loss) attributable to CCIC stockholders for 2008 was a loss of $38.4 million, inclusive of (1) non-cash impairment charges of $55.9 million related to our investment in FiberTower, (2) losses on the change in the fair value of certain interest rate swaps of $37.9 million, and (3) tax benefits of $74.9 million resulting from the completion of an IRS examination. The increase in net loss was predominately due to (1) the previously mentioned charges and benefits, (2) the previously mentioned increase in interest expense of $92.6 million, and are partially offset by (3) growth in our core site rental business.

CCAL—2009 and 2008. The increases and decreases between 2009 and 2008 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for 2009 was approximately 0.79 a decrease of 7% from approximately 0.85 for the same period in the prior year. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for 2009 decreased by $4.1 million, or 5%, from 2008. Site rental revenues for 2009 decreased by $1.2 million, or 2%, from 2008. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $6.5 million and $5.9 million, respectively, and accounted for a decline of 7% and 8%, respectively, for 2009 from 2008. Site rental revenues were also impacted by various other factors, including, in no particular order: new tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting and cancellations of customer leases. Net revenues were also impacted by a $2.9 million decrease in network services and other revenues. The decrease in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract. See “Item 1. Business—The Company—CCAL.”

Adjusted EBITDA for 2009 decreased by $0.9 million, or 2%, from 2008. Adjusted EBITDA was negatively impacted by the exchange rate fluctuations. Site rental gross margins decreased by $1.1 million, or 2%, for 2009 from $54.7 million, while site rental gross margin as a percentage of site rental revenues was 70% for both periods.

Net income (loss) attributable to CCIC stockholders for 2009 was net income of $1.1 million, compared to a net loss of $10.5 million for 2008. The change from net loss to net income was primarily driven by a decrease in interest expense and amortization of deferred financing costs of $9.7 million, the majority of which was due to a decrease in the variable interest rate of our intercompany debt.

CCUSA—2008 and 2007. Net revenues for 2008 increased by $133.4 million, or 10%, from 2007. This increase in net revenues resulted from an increase in site rental revenues of $109.7 million, or 9%, for the same periods. This increase in site rental revenues was driven primarily by $82 million from new tenant additions across our entire portfolio inclusive of the impact of straight-line accounting for certain lease escalators. In addition to new tenant additions, our site rental revenues are influenced by various factors, including (in no particular order) (1) escalations net of the impact of straight line accounting, (2) impact of straight line accounting from renewal of customer leases, (3) new towers acquired or constructed, (4) a full year of revenues from our Spectrum lease, and (5) cancelation of customer leases. See “Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. We continued to derive a large portion of our site rental revenues and new tenant additions from the four largest carriers in the U.S. In addition to the four largest carriers, our 2008 net revenues and new tenant additions were also derived from second tier and emerging wireless customers such as those offering flat rate calling plans and wireless data technologies.

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

Site rental gross margins for 2008 increased by $98.3 million, or 12%, from 2007. The increase in site rental gross margins was related to the previously mentioned 9% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for 2008 increased by two percentage points from 2007 to 67%, primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $98.3 million incremental margin represents 90% of the related increase in site rental revenues.

General and administrative expenses for 2008 increased by $7.3 million, or 6%, from 2007 but decreased to 9% of total net revenues from 10% of total net revenues over the same period. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 14 to our consolidated financial statements. The increase in general and administrative expenses was due primarily to the increase in stock-based compensation. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers, as indicated by the decrease in general and administrative expenses as a percentage of net revenues from 2007 to 2008.

Adjusted EBITDA for 2008 increased by $102.9 million, or 14%, from 2007. Adjusted EBITDA was positively impacted by the growth in our site rental business including the high incremental margin on the tenant additions.

Acquisition and integration costs for 2008 were $2.5 million compared to $25.4 million in 2007. The decrease resulted from the completion of the integration of the Global Signal tower portfolio during the first quarter of 2008. See notes 3 and 20 to our consolidated financial statements.

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

In 2007 and 2008, we recorded non-cash impairment charges of $75.6 million and $55.9 million, respectively, related to declines in the fair value of our investment in FiberTower that was deemed other-than-temporary. Any potential future write-downs are limited to the carrying value of our investment of $4.2 million as of December 31, 2008. See note 6 to our consolidated financial statements.

Benefit (provision) for income taxes for 2008 was a benefit of $106.6 million compared to $95.3 million for 2007. The tax benefits for 2008 include tax benefits of $74.9 million resulting from the completion of the IRS examination of our U.S. federal tax return for 2004. The effective tax rate for 2008 differs from the federal statutory rate due predominately to income tax benefits resulting from the completion of the IRS examination and a full valuation allowance on our unrealized capital losses from our investment in FiberTower. See note 10 to our consolidated financial statements.

Net income (loss) attributable to CCIC stockholders for 2008 was a loss of $38.4 million, inclusive of (1) non-cash impairment charges of $55.9 million related to our investment in FiberTower, (2) losses on the change in fair value of certain interest rate swaps of $37.9 million, and (3) tax benefits of $74.9 million resulting from the completion of an IRS examination. Net loss for 2007 was $214.9 million, inclusive of (1) a non-cash impairment charge of $75.6 million related to our investment in FiberTower, (2) the asset write-down and restructuring charges related to Modeo totaling $60.7 million, and (3) acquisition and integration costs related to the Global Signal Merger of $25.4 million. The improvement in net loss was predominately due to the incremental gross margin in our site rental business of $98.3 million and the impact of the previously mentioned charges and benefits.

CCAL—2008 and 2007. The increases and decreases between 2007 and 2008 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for 2008 was approximately 0.85, an increase of 2% from approximately 0.84 for the same period in the prior year. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Adjusted EBITDA for 2008 increased by $5.6 million, or 14%, from 2007. Adjusted EBITDA was positively impacted by the same factors that drove the increase in site rental revenues. More specifically, site rental gross margins increased by $5.0 million, or 10%, for 2008 from $49.7 million in the prior year. The $5.0 million incremental margin represents 78% of the related increase in site rental revenues.

Net income (loss) attributable to CCIC stockholders for 2008 was a net loss of $10.5 million, an increase in net loss of $2.6 million from 2007. The increase in net loss was primarily driven by a $8.9 million increase in interest expense and amortization of deferred financing costs resulting predominately from an inter-company borrowing between segments, partially offset by the growth in the site rental business. The proceeds of the inter-company borrowing were primarily utilized to fund the capital return in May 2007 in order to increase the leverage of the CCAL business.

Impact of Inflation. Other than the towers acquired from Global Signal, the majority of our towers were acquired between 1999 and 2001; tower assets and related depreciation expense do not reflect the impact of inflation occurring subsequent to the acquisition of these towers. The impact of inflation has not historically had a significant impact on our results of operations, including with respect to each of the years presented herein.

Liquidity and Capital Resources

Overview

General. Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. Over the last five years, our cash from operations have exceeded our cash interest payments and sustaining capital expenditures and provided us with cash available for discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Cash flows from our site rental operations grew in 2009, and we expect that trend to continue over the long-term. Our cash interest expense is expected to increase in 2010 as a result of our debt issuances during 2009 and the beginning of 2010. Given the conditions in the credit markets, during 2009 we limited our discretionary investments, including a reduction in discretionary capital expenditures, in order to increase liquidity available to retire debt and settle certain of our interest rate swaps. During 2010, we expect to increase our investment of our available cash in discretionary investments such as those discussed in “Item 1. Business—Strategy.”

Liquidity Position. The following is a summary of our capitalization and liquidity position. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and notes 7 and 9 to our consolidated financial statements for additional information regarding our debt.

December 31, 2009 Pro Forma(a)
(In thousands of dollars)
Cash and cash equivalents(b)	$483,378
Undrawn revolver availability(c)	400,000
Debt and other long-term obligations	6,379,189
Interest rate swap liability, net	300,040
Redeemable preferred stock	315,654
Stockholders’ equity	2,871,654

(a)	Pro forma for the refinancing of the 2005 tower revenue notes in January 2010 and the repayment and purchases of debt in January 2010. See “Item 7. MD&A—Liquidity and Capital Resources—Financing Activities.”
(b)	Exclusive of $218.5 million of restricted cash.
(c)	As of January 31, 2010; availability at any point in time is subject to certain restrictions based on our then current leverage.

In addition to cash on hand and undrawn revolver availability, we expect to generate between $575 million to $625 million of cash flows from operating activities over the next 12 months. As CCIC is a holding company, this cash flow from operations is generated by our operating subsidiaries.

Recent Events. In light of the economic weakness and the current challenging credit markets, we have taken the following actions to manage our debt maturities and build liquidity with cash flows from operations.

•

During 2009, we limited our discretionary investments, including a reduction in discretionary capital expenditures, in order to increase liquidity available to retire debt and settle certain of our interest rate swaps. Of the $571.3 million of cash flows from operating activities that we generated during full year 2009, we used $173.5 million of such cash flow on capital expenditures. We currently expect to use at least $225 million in 2010 on capital expenditures as we increase our investment of available cash in discretionary investments.

•

During 2009 and the beginning of 2010, we issued $4.8 billion face value of debt in five transactions with stated interest rates ranging from 4.5% to 9% and final contractual maturities between 2015 and 2040, and we also increased the commitment to $400.0 million on our revolving credit agreement and extended its maturity until 2013. We received proceeds of $4.6 billion from these issuances net of discounts and fees. We repaid and repurchased an aggregate $4.4 billion face value of debt using $4.6 billion of cash resulting in a loss of $153.8 million. As a result of these refinancings, we effectively laddered the maturities of our outstanding indebtedness. In addition, as of December 31, 2009 after giving effect to the issuance of the 2010 tower revenue notes in January 2010 and the repayment and repurchase of debt, we increased our cash on hand by $328.2 million from the prior year. See “Item 7. MD&A—Liquidity and Capital Resources—Financing Activities” for a discussion of these issuances and retirements.

As a result of these actions, approximately 70% of our debt outstanding as of January 31, 2010 was issued during 2009 and the beginning of 2010. Over the next twelve months we have no debt maturing other than nominal principal payments on amortizing debt. We plan on endeavoring to refinance the 2006 tower revenue notes on or before their anticipated repayment date in November 2011. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers, the state of the capital markets and other factors such as those in “Item 1A. Risk Factors.” If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities.

Our tower revenue notes (totaling $3.2 billion) have final maturities ranging from 2035 to 2040 and anticipated repayment dates of November 2011 for the $1.55 billion 2006 tower revenue notes and between 2015 and 2020 for the 2010 tower revenue notes. If our tower revenue notes are not repaid in full by their anticipated repayment dates, then the interest rates increase by approximately 5% per annum (to approximately 11%) and substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (“Excess Cash Flow,” as defined in the tower revenue notes indenture) will be used to repay principal. Excess Cash Flow of the issuers of the tower revenue notes was approximately $375 million for full year 2009, representing approximately two-thirds of our annualized consolidated cash flows from operations for 2009. Should we not repay our tower revenue notes by their anticipated repayment dates, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a tabular presentation of our debt maturities as of December 31, 2009, pro forma for the issuance of the 2010 tower revenue notes and the repayment and purchases of debt in January 2010.

Long-term Strategy. We seek to maintain a capital structure that we believe drives long-term shareholder value and optimizes our weighted-average cost of capital. Over the long term, we target leverage of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. In furtherance of this long-term strategy, we contemplate funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities. As a result, anticipated future growth in site rental cash flows and corresponding increases in Adjusted EBITDA should reduce our leverage. Conversely, as our cash flows and Adjusted EBITDA grow we may seek to increase our debt in nominal dollars to maintain or achieve a certain targeted leverage.

Summary Cash Flows Information

	Years Ended December 31,
	2009	2008	2007
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$571,256	$513,001	$350,355
Investing activities	(172,145)	(476,613)	(791,448)
Financing activities	214,396	47,717	(77,782)
Effect of exchange rate changes on cash	(2,580)	(4,131)	1,404

Net increase (decrease) in cash and cash equivalents	$610,927	$79,974	$(517,471)

Operating Activities

The increase in net cash provided by operating activities for 2009 from 2008 and 2007 was due primarily to the growth in our core site rental business. We expect net cash provided by operating activities for the year ended December 31, 2010 will increase from the year ended December 31, 2009, primarily as a result of our anticipated growth in our core site rental business, partially offset by higher cash interest expense. Changes in working capital, and particularly changes in deferred rental revenues, prepaid ground leases and accrued interest, can have a significant impact on our net cash from operating activities from period to period, largely due to the timing of payments and receipts.

We pay minimal cash income taxes as a result of generating taxable losses and our usage of net operating loss carryforwards. Despite our history of taxable operating losses, we expect to generate taxable income in the future to ultimately realize our federal operating loss of $1.8 billion and begin to pay substantial federal income taxes in roughly seven years based on current projections.

Investing Activities

Capital Expenditures. Our capital expenditures can be generally categorized as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our towers, which are generally related to replacements and upgrades that extend the life of the asset, (2) vehicles, (3) information technology equipment, and (4) office equipment. Discretionary capital expenditures, which we also commonly refer to as “revenue-generating capital expenditures,” include (1) purchases of land under towers, (2) tower improvements in order to support additional site rentals, (3) the construction or purchase of towers, and (4) the construction of distributed antenna systems.

A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2009	2008	2007
	(In thousands of dollars)
Discretionary:
Land purchases	$25,495	$201,255	$133,032
Construction or purchases of towers	18,683	132,301	91,490
Tower improvements and other	101,298	90,111	52,165
Sustaining	28,059	27,065	23,318

Total	$173,535	$450,732	$300,005

As previously mentioned, during 2009 we reduced our capital expenditures from our 2008 levels in order to increase liquidity available to retire debt and settle certain of our interest rate swaps. These reductions included reductions of our purchases of land, construction and purchase of towers. Our decisions regarding discretionary capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures.

•

Other than sustaining capital expenditures, which we expect to be approximately $27 million to $32 million for the year ended December 31, 2010, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to invest at least $225 million of our cash flow on capital expenditures in 2010, with approximately $100 million of our capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement, which represents our highest yielding investment because it results in a recurring revenue stream from the related customer lease agreement.

•

We increased our purchases of land from 2007 to 2008 because of our focus on maintaining long-term control of our assets. While we reduced our purchases of land during 2009, we expect to retain long-term control of our towers by continuing to supplement land purchases with (1) extensions of the terms of ground leases for land under our towers and (2) acquisitions of land on installment, which requires substantially less liquidity than purchases of land. In the fourth quarter of 2009, we began to increase our purchases of land, and we expect to increase our land purchases in 2010 from our 2009 levels.

Acquisition of Global Signal. See notes 3 and 20 to our consolidated financial statements.

Financing Activities

In light of the current challenges in the credit markets and consistent with our previously mentioned strategy to prudently manage liquidity, our financing activities for 2008 and 2009 included purchases of common stock at reduced levels from our past practices and a reduction in our relative leverage. However, we are still committed to our long-term strategy to allocate our capital to drive long-term stockholder value, which may include making discretionary investments such as purchases of our debt and common stock.

The following is a summary of the significant financing transactions completed in 2009 which are obligations of CCIC or are guaranteed by CCIC. As holding companies, unless they obtain other forms of financing, CCIC and CCOC require distributions or dividends from subsidiaries or the use of their cash on hand to fund their obligations. See also note 7 to our consolidated financial statements.

9% Senior Notes. In January 2009, CCIC issued $900.0 million principal amount of 9% senior notes due 2015 in a public offering. The 9% senior notes bear interest at a rate of 9.0% per annum, payable semi-annually beginning on July 15, 2009. We received proceeds of $795.7 million, net of fees and discounts. We used a portion of the net proceeds to retire (1) a portion of our 2006 mortgage loan, (2) a portion of our 2004 mortgage loan, and (3) the amount outstanding under our revolving credit facility.

7.125% Senior Notes. In October 2009, CCIC issued $500.0 million principal amount of 7.125% senior notes due 2019 in a public offering. The 7.125% senior notes bear interest at a rate of approximately 7.1% per annum, payable semi-annually beginning on May 1, 2010. We received proceeds of $490.0 million, net of fees and discounts. We used the net proceeds to purchase certain indebtedness during January 2010.

Credit Agreement. In January 2007, CCOC entered into a credit agreement that provided a senior secured revolving credit facility that is guaranteed by CCIC. In December 2009, we amended the revolving credit facility to extend the maturity until September 2013 and increase the total revolving commitment to $400.0 million. As of December 31, 2009, the revolving credit facility was undrawn. Availability of the revolving credit facility at any time is determined by certain financial ratios. We may use the availability under the revolving credit facility for general corporate purposes, which may include the financing of capital expenditures, acquisitions, and purchases of our common or preferred stock. The revolving credit facility bears interest at prime rate or LIBOR plus a credit spread based on our consolidated leverage ratio.

The following is a summary of significant financing transactions completed in 2009 and the beginning of 2010 that are obligations of subsidiaries of CCIC and which are not obligations of, or guaranteed by, CCIC. See also note 7 to our consolidated financial statements.

7.75% Secured Notes. In April 2009, we issued $1.2 billion principal amount of 7.75% secured notes due 2017. The 7.75% secured notes are obligations of the subsidiaries that held a portion of the U.S. towers acquired in the Global Signal Merger and that were previously obligated under the 2006 mortgage loan. The 7.75% secured notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. These 7.75% secured notes bear interest at a rate of 7.75% per annum, payable quarterly beginning on August 1, 2009. We received proceeds of $1.15 billion, net of fees and discounts, from the 7.75% secured notes offering. As discussed herein, we have used the net proceeds, together with existing cash balances, to repay the portion of our 2006 mortgage loan not previously purchased. See also note 7 to our consolidated financial statements.

2009 Securitized Notes. In July 2009, we issued $250.0 million principal amount of 2009 securitized notes, with a weighted-average interest rate of 7.1%, pursuant to an indenture. Such subsidiaries hold a portion of the U.S. towers acquired in the Global Signal Merger and that were previously obligated under the 2004 mortgage loan. We received proceeds of $244.6 million, net of fees, from the issuance of the 2009 securitized notes. We have used the net proceeds to repay the portion of our 2004 mortgage loan not previously purchased.

The 2009 securitized notes consist of two tranches that amortize during the period beginning in January 2010 and ending in 2019 and the period beginning in 2019 and ending in 2029, respectively. The life of the 2009 securitized notes is substantially longer than the five year balloon maturities that we previously obtained in the securitization market, which is due in part to the longer remaining current term of our customer leases. The 2009 securitized debt was rated investment grade with tranche ratings of A2 and A3 from Moody’s and A- from Fitch.

2010 Tower Revenue Notes. In January 2010, we issued $1.9 billion principal amount of 2010 tower revenue notes at a weighted-average rate of 5.75% pursuant to the indenture governing the existing tower revenue notes. We received proceeds of $1.9 billion, net of fees. We have used the net proceeds to repay the portion of our 2005 tower revenue notes not previously purchased.

The 2010 tower revenue notes consist of three series of $300.0 million, $350.0 million and $1.25 billion principal amount with anticipated repayments dates of 2015, 2017 and 2020, respectively. The weighted-average life of the 2010 tower revenue notes is substantially longer than the five year anticipated life of the prior tower revenue notes, which is due in part to the longer remaining current term of our customer leases. All three series of the 2010 tower revenue notes were rated investment grade (A2 from Moody’s and A from Fitch). Beginning with our anticipated refinancing of the 2006 tower revenue notes, we may separate the collateral underlying the tower revenue notes subject to certain provisions, including rating agency confirmation, which should increase flexibility with respect to any potential future refinancing of the 2006 tower revenue notes.

Debt Purchases and Repayments. See notes 7 and 23 to our consolidated financial statements for a summary of our purchases and repayments of debt during 2009 and 2010, respectively, including the gains (losses) on purchases and repayments. In January 2010, we refinanced our 2005 tower revenue notes and purchased portions of our 9% senior notes, 7.75% secured notes and 2009 securitized notes, which resulted in an aggregate loss of $62.8 million.

Common Stock Activity. As of December 31, 2009, 2008 and 2007 we had 292.7 million, 288.5 million and 282.5 million common shares outstanding, respectively. We may purchase our common stock in the future as we seek to allocate capital to discretionary investments in a manner that will enhance per share results. See “Item 1. Business—Strategy.”

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

Interest Rate Swaps. We enter into interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and note 8 to our consolidated financial statements for a further discussion of our use of interest rate swaps, including the potential impact on our cash obligations and our earnings and information concerning interest rate swaps that no longer represent economic hedges.

Restricted Cash. Pursuant to the indenture governing our operating companies’ debt, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also notes 2 and 7 to our consolidated financial statements.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2009, (1) with the exception of interest rate swaps, which are as of January 31, 2010 and (2) after giving effect to the refinancing of the 2005 tower revenue notes and purchases of debt in January 2010. These contractual cash obligations relate primarily to our outstanding borrowings and ground lease obligations. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)).

	Years Ending December 31,
Contractual Obligations (a)	2010	2011	2012	2013	2014	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)	$18,415	$29,831	$26,121	$26,760	$626,586	$5,763,806	$6,491,519
Interest payments on debt and other long-term obligations(b) (c)	392,659	399,443	445,794	444,575	435,116	5,681,139	7,798,726
Lease obligations(d)	289,335	296,193	300,613	303,625	304,503	3,714,613	5,208,882
Interest rate swaps(e)	205,616	206,101	—	—	—	—	411,717
Redeemable preferred stock	—	—	318,050	—	—	—	318,050
Dividend payments on redeemable preferred stock(f)	19,877	19,877	14,907	—	—	—	54,661
Other	2,410	1,911	898	—	—	—	5,219

Total contractual obligations	$928,312	$953,356	$1,106,383	$774,960	$1,366,205	$15,159,558	$20,288,774

(a)	The following items are in addition to the obligations disclosed in the above table:

•

We have a legal obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. The cash obligations disclosed in the above table, as of December 31, 2009, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.8 billion. As of December 31, 2009, the net present value of these asset retirement obligations was approximately $58.8 million.

•

We are obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA’s lenders in amounts aggregating $14.1 million and expire on various dates through August 2011.

•	We are obligated to pay or reimburse others for property taxes related to our towers. See note 17 to our consolidated financial statements.

•	We have unrecognized tax benefits of $3.2 million as of December 31, 2009. See note 10 to our consolidated financial statements.
(b)	If the tower revenue notes are not repaid in full by their anticipated repayment dates (ranging from 2011 to 2020) then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2009 Excess Cash Flow of the issuers was approximately $375 million, without consideration of the tower revenue notes purchased by CCIC, which represents approximately two-thirds of our consolidated cash flows from operations for 2009. Should the tower revenue notes not be retired by their respective anticipated repayment dates, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations.
(c)	Interest payments on the floating rate debt are based on estimated rates currently in effect.
(d)	Amounts relate primarily to lease obligations for the land on which our towers reside, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.
(e)	Our interest rate swaps require cash settlement to or from us in the future. Amounts represent cash settlement values as of January 31, 2010 based on the interest rate and yield curve in effect at that time. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
(f)	The dividends on the preferred stock can be paid in cash or common stock at our election. See note 12 to our consolidated financial statements.

The following table summarizes as of December 31, 2009 the remaining terms to expiration (including renewal terms at our option) of (1) the leases for the land on which approximately 17,600 of our towers reside and (2) agreements to manage approximately 700 towers owned by third parties where we had sublease agreements with the tower owner. In addition, we own in fee or have perpetual or long-term easements in the land on which approximately 5,700 of our towers reside (24% of total towers and 31% of our site rental gross margin as of December 31, 2009). See “Item 1A. Risk Factors.”

Remaining Term, In Years	Percent of Total Towers	Percent of Total Site Rental Gross Margins(a) (b)
20+ years	33%	32%
10 – 20 years	31%	27%
6 – 9 years	7%	6%
4 – 5 years	2%	2%
2 – 3 years	1%	1%
0 – 1 year	2%	1%

Total	76%	69%

(a)	For the year ended December 31, 2009.
(b)	Without consideration of the term of the customer lease agreement.

Debt Covenants

Our debt obligations contain certain financial covenants with which CCIC or our subsidiaries must maintain compliance in order to avoid the imposition of certain restrictions. Various of our debt obligations also place other restrictions on CCIC or our subsidiaries, including the ability to incur debt and liens, purchase our securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends. We are permitted to issue additional indebtedness at CCIC and at our operating subsidiaries if no covenant violations occur (including the below mentioned restrictive covenants) and certain other requirements are met, which may include rating agency confirmations. See note 7 to our consolidated financial statements for further discussion of our debt covenants.

Factors that are likely to determine our subsidiaries’ ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary’s financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. Any such early principal payments would have to be made from our existing cash balances or cash from operations. If our operating subsidiaries were to default on the debt, the trustee could seek to pursue the collateral securing the debt, in which case we could lose the towers and the future revenues associated with the towers. We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants over the near and long-term. See “Item 1A. Risk Factors.”

The financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants, are as follows:

	Debt	Current Covenant Requirement	Pro forma as of December 31, 2009	At Inception
Consolidated Leverage Ratio(b)	Credit Agreement	<7.50	6.1(a)	8.9
Consolidated Interest Coverage Ratio(c)	Credit Agreement	>2.00	2.6(a)	1.9

(a)	Pro forma for refinancing of the 2005 tower revenue notes in January 2010 and the repayment and purchases of debt in January 2010.
(b)	For consolidated CCIC, ratio of Consolidated Total Debt (as defined in the credit agreement) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four; at inception the covenant requirement was less than 9.25 and stepped down thereafter.
(c)	For consolidated CCIC, ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement).

The following are the ratios applicable to the cash trap reserve covenants under our debt agreements that could require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.

	Debt	Current Covenant Requirement(a)	Pro forma as of December 31, 2009	At Inception
Debt Service Coverage Ratio(b)	2006 Tower Revenue Notes	>1.75	2.9(c)	2.3
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	2.9(c)	2.9
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.4	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.6	2.5

(a)	The 2009 securitized notes and tower revenue notes also have amortization coverage thresholds of 1.15 and 1.45, respectively, which could result in applying current and future cash in the reserve account to prepay the debt with applicable prepayment consideration. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the reserve account exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in the reserve account.
(b)	Ratio of Net Cash Flow to the amount of interest to be paid over the succeeding 12 months per the terms of the respective debt agreement.
(c)	Pro forma for the refinancing of the 2005 tower revenue notes in January 2010 and the repayment and purchases of debt in January 2010.

The 9% senior notes and 7.125% senior notes contain restrictive covenants with which we and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Consolidated Debt (as defined in the senior notes indenture) and to our Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1. As of January 31, 2010, such restrictions were not applicable because there has been no event of default and our ratio of Consolidated Debt to Adjusted Consolidated Cash Flows is less than 7.0 to 1; and based on our estimates of Consolidated Debt to Adjusted Consolidated Cash Flows and our current indebtedness, we do not expect such restrictions to be applicable. The 9% senior notes and 7.125% senior notes do not contain any financial maintenance covenants.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters

Related Party Transactions

See notes 13 and 16 to our consolidated financial statements.

Critical Accounting Policies and Estimates

The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2009 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.

Revenue Recognition. Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement with terms generally ranging from five to 15 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis, regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases) or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating our straight-line rental revenues, we consider all fixed elements of tenant leases escalation provisions, even if such escalation provisions also include a variable element. As a result of recognizing revenue on a straight-line basis, a portion of the revenue in a given period represents cash collected or contractually collectible in other periods. We record an allowance for uncollectible deferred site rental revenues for which increases or reversals of this allowance impact our site rental revenues. See note 2 to our consolidated financial statements.

To a lesser extent, we provide network services, such as antenna installations and subsequent augmentation, network design and site selection, site acquisition services, site development and other services. Network services revenues are generally recognized using the completed contract method. Under the completed contract method, revenues and costs for a particular project are recognized in total at the completion date. When using the completed contract method of accounting for network services revenues, we must accurately determine the completion date for the project in order to record the revenues and costs in the proper period. For antenna installations, we consider the project complete when the customer can begin transmitting its signal through the antenna. Although we don’t typically incur losses on our network services because we typically enter into cost-plus profit contracts, we must also be able to estimate losses on uncompleted contracts, as such losses must be recognized as soon as they are known. We use the completed contract method for our network services projects, because our projects have a short duration (generally less than one year). We do not believe that our use of the completed contract method for network services projects produces financial position and operating results that differ substantially from the percentage-of-completion method.

Some of our arrangements with our customers call for the performance of multiple revenue-generating activities and typically would include both site rental and network services. However, we do not always provide the antenna installation services on our towers as the customer may obtain a third party to complete these services. In cases where we do perform the antenna installation on our towers, we determine whether the multiple deliverables are to be accounted for separately or on a combined basis. In order to be accounted for separately, the undelivered items must (1) have stand-alone value to the customer, (2) have reliably determinable fair value on a separate basis, and (3) have delivery which is probable and under our control. In addition, the delivered item must have stand-alone value to the customer. Allocation of recognized revenue in such arrangements is based on the relative fair value of the separately delivered items. We have generally determined that it is appropriate to account for antenna installation activities separately from the customer’s subsequent site rentals.

Accounting for Long-Lived Assets — Valuation. As of December 31, 2009, our largest asset was our telecommunications towers (representing approximately $4.1 billion, or 84%, of our $4.9 billion in net book value of property and equipment), followed by intangible assets and goodwill (approximately $2.4 billion and $2.0 billion in net book value, respectively, resulting predominately from the Global Signal Merger in 2007 and other acquisitions of large tower portfolios). The vast majority (approximately $2.3 billion net book value at December 31, 2009) of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.

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

We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, to remove towers or remediate the land upon which our towers reside. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs and (3) discount rates. See notes 2 and 17 to our consolidated financial statements.

Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our towers which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land under the tower.

The useful life of our intangible assets are estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers’ exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

Accounting for Long-Lived Assets — Impairment Evaluation — Intangibles. We review the carrying values of property and equipment, intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups and

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

Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset’s financial performance compared to historical results, (2) a shortfall in an asset’s financial performance compared to forecasted results, or (3) changes affecting the utility of the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our towers or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our towers or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2009, there were no events or circumstances that caused us to review the carrying value of our intangible assets and property and equipment due in part to our assets performing consistently with or better than our expectations.

If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant customer or customer group (for individually insignificant customers), as applicable, is less than its carrying amount, an impairment loss is recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which would generally be based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our towers and (2) estimates regarding customer cancelations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.

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

Accounting for Long-Lived Assets — Impairment Evaluation — Goodwill. All of our goodwill is recorded at CCUSA. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a “step one impairment test,” is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Our reporting units are the operating segments since segment management operates their respective tower portfolios as a single network. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are (1) expected additions of new tenants and equipment on our towers, (2) estimates regarding customer cancellations and renewal of customer contracts, (3) the terminal multiple for our projected cash flows, (4) our weighted-average cost of capital, (5) and control premium.

On October 1, 2009, we performed our annual goodwill impairment test. The results of this test indicated that goodwill was not impaired at either of our reporting units. The fair value of our net assets as measured by our market capitalization was almost four times greater than the aggregate carrying amount of the reporting units as of December 31, 2009. Although we currently are not at risk of failing a step one impairment test, a future change in our reporting units (unit of account) or assumptions surrounding the most important estimates included in our impairment test could result in the recognition of an impairment.

Interest Rate Swaps. We enter into interest rate swaps to manage and reduce our interest rate risk. The designation of our interest rate swaps as cash flow hedges requires judgment including with respect to the required assessment of the effectiveness of hedging relationships both at inception and on an on-going basis. We have designated certain of our interest rate swaps as cash flow hedges, which as of December 31, 2009 consists of certain interest rate swaps hedging the tower revenue notes. The effective portion of changes in fair value of interest rate swaps designated as cash flow hedges is recorded in AOCI and is recognized in earnings when the hedged item affects earnings. In contrast, the change in fair value of interest rate swaps related to hedge ineffectiveness and for those not designated as cash flow hedges is immediately marked to market in earnings.

In assessing effectiveness of our forward-starting swaps both at inception and on an on-going basis, we must make several highly subjective and judgmental estimates such as assessing: (1) those related to the timing, amount, nature and probability of these future expected refinancings and (2) whether it is probable that the counterparties to our swaps will not default. The state of the current credit markets makes these estimates regarding future refinancings especially difficult. As of December 31, 2009, we have estimated that it is probable the expected refinancing of both the 2005 tower revenue notes and 2006 tower revenue notes will occur (see below regarding the January 2010 refinancing of the 2005 tower revenue notes). Following completion of the refinancing of the 2005 tower revenue notes, we may change our assessment of the future expected refinancing of the 2006 tower revenue notes, including a reduction in expected principal amount. As a result, we may prospectively discontinue hedge accounting or reclassify some or all of the unrealized loss from AOCI into earnings during 2010.

Although the 2006 mortgage loan was refinanced, the issuance of the 7.75% secured notes in April 2009 did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting. Since it was determined in April 2009 that the hedged transaction did not and would not occur, we discontinued hedge accounting and reclassified the entire loss ($132.9 million) from AOCI to earnings in the second quarter of 2009 for these specific interest rate swaps. The refinancing of the 2004 Mortgage Loan in 2009 and the 2005 tower revenue notes in 2010 qualified as the respective hedged forecasted transaction.

Currently, we have elected to not early settle the forward-starting interest rate swaps that hedged the refinancing of the 2006 mortgage loan and the 2005 tower revenue notes although they have been refinanced at a fixed rate during 2009 and early 2010. As a result, these swaps are no longer economic hedges of our exposure to LIBOR on anticipated refinancing of our existing debt, and changes in the fair value of the swaps following the related refinancing are recorded in earnings until settlement. These non-economic hedges have a combined notional value of $3.5 billion inclusive of the 2005 tower revenue swaps de-designated in January 2010, and the combined settlement value is a liability of approximately $329.1 million as of January 31, 2010.

The fair value of our interest rate swaps is determined using the income approach and is predominately based on observable interest rate yield curves and, to a lesser extent, the contract counterparty’s credit risk and our non-performance risk. The determination of the credit risk input is highly subjective and is primarily based on credit default swap spreads including indexes of comparable securities and management’s knowledge of current credit spreads in the debt market. As of December 31, 2009, a 50 basis point change in our credit spread would change the fair value of our interest rate swaps by less than one percent. Our credit valuation allowance at December 31, 2009 decreased by $61.2 million, or 82%, to $13.8 million from the prior year primarily due to a decrease in the credit risk assumption related to ourselves as well as a 49% decrease in the cash settlement value.

As of December 31, 2009, our outstanding forward-starting interest rate swaps had a combined notional amount of $5.0 billion and totaled $314.4 million on a settlement basis. As of December 31, 2009, we have recorded $199.5 million, net of tax, in AOCI related to interest rate swaps designated as hedges. During 2009, we recorded $57.9 million, net of tax, in earnings related to interest rate swaps not designated as hedges and $2.5 million, net of tax, related to hedge ineffectiveness. In January 2010, we refinanced the 2005 tower revenue notes and expect to reclassify an aggregate loss of $155.3 million from AOCI into earnings over a five-year period.

See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and notes 2, 8 and 9 to our consolidated financial statements.

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

The change in our net deferred income tax balances during a period generally results in a deferred income tax provision or benefit in our consolidated statement of operations and comprehensive income (loss). If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment. See note 10 to our consolidated financial statements.

Before giving effect to any valuation allowances, we are in an overall net deferred tax asset position that includes deferred tax assets of $75.1 million charged to AOCI resulting from our interest rate swap liabilities. We have recorded a valuation allowance on our net deferred tax assets since it is more likely than not that the asset will not be realized. The valuation allowance in effect limits our ability to recognize tax benefits in our results of operations in the future. The amount, if any, of our valuation allowance is currently largely driven by our interest rate swap liability the fair value of which can vary based on movements in market interest rates.

Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2009

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. These amendments to the accounting standards clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These amendments to the accounting standards require consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. On January 1, 2009, we adopted these amendments. The adoption of these amendments did not have a material impact on our consolidated financial statements. As a result of these amendments, we have prospectively recorded the income or losses applicable to the non-controlling interest of CCAL even though the noncontrolling stockholders’ share of the cumulative losses exceeds their equity interests.

In December 2007, the FASB issued certain amendments that established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. These amendments will change the accounting treatment of certain items, including that (1) acquisition and restructuring costs will be generally expensed as incurred, (2) noncontrolling interests will be valued at fair value at the acquisition date, (3) in certain circumstances acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will affect provision for income taxes. The provisions of the amended accounting guidance are applied prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. These amendments may have a material impact on business combinations after adoption. The impact from application of these amendments depends on the facts and circumstances of business combinations after adoption.

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

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on the following, inclusive of the refinancing of the 2005 tower revenue notes issued January 2010 and the repayment and purchases of debt in January 2010.

•	the potential refinancing of our existing debt, of which we currently anticipate refinancing the 2006 tower revenue notes between now and November 2011;

•	our $632.1 million of floating rate debt representing approximately 10% of total debt, of which $600 million has been fixed until December 2011 through interest rate swaps;

•	interest rate swaps that no longer represent economic hedges; and

•	potential future borrowings of incremental debt.

The discussion and tables presented below summarize our market risk exposure to interest rates, including our use of interest rate swaps to manage and reduce this risk.

Anticipated Refinancing of Existing Debt

During 2009 and January 2010, we issued $4.8 billion face value of debt and thereby extended the maturity of our debt portfolio. By the end of 2011, we expect to refinance our 2006 tower revenue notes; and we have entered into interest rate swaps to hedge the variability in cash flows from changes in LIBOR on this anticipated refinancing. We do not hedge our exposure to changes in credit spreads on this anticipated refinancing, as the rates fixed by our interest rate swaps are exclusive of any credit spread. Our refinancings over the last year have increased our weighted-average cost of debt as a result of the challenging credit markets. Our prospective debt financings may result in an increase in our weighted-average cost of debt depending upon the state of the credit markets at the time of such financings.

See “Item 7. MD&A—Liquidity and Capital Resources—Overview” for a discussion of the tower revenue notes anticipated repayment dates (ranging from 2011 to 2020) and the associated increase in interest rate and principal amortization following the anticipated repayment date.

Floating Rate Debt

We manage our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of December 31, 2009, we had $632.1 million of floating rate debt, of which $600.0 million is effectively converted to a fixed rate through an interest rate swap until December 2011. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of two percentage points over a twelve-month period would increase our interest expense by approximately $0.6 million.

Interest Rate Swaps

Our interest rate swaps have an aggregate settlement value of $411.7 million as of January 31, 2010, and they are contractually due and payable between June 2010 and November 2011. These liability positions resulted from LIBOR declining below the fixed rate of these interest rate swaps. The stated rate of our future debt refinancing is exclusive of the impact of the interest rate swaps and reflects the benefit of the declines in LIBOR. From an economic perspective, we have fixed our exposure to LIBOR on the anticipated refinancing, and the swap liabilities represent the opportunity cost of not benefiting from the declines in LIBOR. See the following table and in note 8 to our consolidated financial statements.

A hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of December 31, 2009 would increase the liability for our swaps on a settlement value basis by nearly $270 million, and a hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $205 million, and an opposite hypothetical increase in LIBOR would positively impact earnings by a similar amount, inclusive of the impact of the swaps hedging the 2005 tower revenue notes that we de-designated in January 2010.

As of February 2, 2010 our interest rate swaps are with Morgan Stanley, the Royal Bank of Scotland plc and Calyon who have credit ratings of “A2” or better from Moody’s. See note 8 to our consolidated financial statements and the tables below.

Potential Future Borrowings of Incremental Debt

We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See “Item 7. MD&A—Liquidity and Capital Resources” regarding our short-term liquidity strategy.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of December 31, 2009, after giving effect to the refinancing of the 2005 tower revenue notes in January 2010. These debt maturities reflect contractual maturity dates, exclusive of other long-term obligations that are de minimus, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)). See notes 7 and 8 to our consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2010	2011		2012	2013	2014	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Fixed rate debt (b)	$11,915	$16,653	(b)	$17,969	$18,722	$18,970	$5,754,477	$5,838,706	$6,020,611
Average interest rate (b)(c)	6.3%	6.3	%(b)	6.3%	6.3%	6.3%	7.9%	7.9%
Variable rate debt	$6,500	$6,500		$6,500	$6,500	$606,125	$—	$632,125	$616,322
Average interest rate (d)	1.7%	1.7%		1.7%	1.7%	1.7%	—	1.7%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2010		2011	2012	2013	2014	Thereafter	Total		Fair Value(e)
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed—Forward-starting (f)	$1,900,000		$3,100,000	$—	$—	$—	$—	$5,000,000		$(300,602)
Average Fixed Rate(g)	5.2%		5.2%	—	—	—	—	5.2%
Variable to Fixed	$—	(d)	$600,000	$—	$—	$—	$—	$600,000	(d)	$562
Average Fixed Rate(g)	—	(d)	1.3%	—	—	—	—	1.3	%(d)

(a)	The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount which could be realized in a current market exchange.
(b)	As previously discussed, the 2006 tower revenue notes have an anticipated repayment date in November 2011 and the 2010 tower revenue notes have anticipated repayment dates ranging from 2015 to 2020. If the tower revenue notes are not repaid in full by their anticipated repayment dates then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2036 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The Excess Cash Flow of such issuers was approximately $375 million for the annualized quarter ended December 31, 2009 without consideration of the tower revenue notes purchase by CCIC.
(c)	The average interest rate represents the weighted-average stated coupon rate (see footnote (b)).
(d)	The interest rate on our variable rate debt represents the rate currently in effect.
(e)	The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of December 31, 2009, the net liability on a cash settlement basis of approximately $313.9 million has been reduced by $13.8 million, related to credit risk (primarily our non-performance risk), to reflect the interest rate swaps at fair.
(f)	These interest rate swaps are forward-starting interest rate swaps that hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of our fixed rate debt. These interest rate swaps have a contractual maturity on their respective effective dates upon which they will be terminated and settled in cash. See note 8 to our consolidated financial statements for additional information regarding our forward-starting interest rate swaps.
(g)	Exclusive of any applicable credit spreads.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated revenues and 4% of our consolidated operating income for 2009. As of December 31, 2009, the Australian dollar exchange rate had strengthened compared to the U.S. dollar by approximately 5% from the average rate for 2008. See “Item 7. MD&A—Results of Operations—Comparison of Operating Segments.”

Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars is not significant to our financial condition. A hypothetical increase or decrease of 25% in Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $5 million.

Item 8.	Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (included in FASB ASC Topic 820, Fair Value Measurements and Disclosures), effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Castle International Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 15, 2010

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$766,146	$155,219
Restricted cash	213,514	147,852
Receivables net of allowance of $5,497 and $6,267, respectively	44,431	37,621
Deferred site rental receivables, net	13,347	29,650
Prepaid expenses	68,551	74,295
Deferred income tax assets	76,089	28,331
Other current assets	13,955	12,200

Total current assets	1,196,033	485,168
Restricted cash	5,000	5,000
Deferred site rental receivables, net of allowance of $3,600 and $-0-, respectively	261,566	144,474
Property and equipment, net	4,895,983	5,060,126
Goodwill	1,984,804	1,983,950
Site rental contracts and customer relationships, net	2,302,256	2,441,254
Other intangible assets, net	103,166	110,078
Deferred financing costs and other assets, net	207,798	131,672

Total assets	$10,956,606	$10,361,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,053	$33,808
Accrued interest	69,476	16,771
Deferred revenues	179,649	174,213
Interest rate swaps	160,121	52,539
Other accrued liabilities	94,610	90,810
Short-term debt, current maturities of debt and other obligations	217,196	466,217

Total current liabilities	754,105	834,358
Debt and other long-term obligations	6,361,954	5,635,972
Deferred ground lease payables	236,444	199,399
Deferred income tax liabilities	74,117	40,446
Interest rate swaps	140,481	488,632
Other liabilities	137,766	132,324

Total liabilities	7,704,867	7,331,131

Commitments and contingencies (note 17)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2009 and 2008—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	315,654	314,726
CCIC stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2009—292,729,684 and December 31, 2008—288,464,431	2,927	2,885
Additional paid-in capital	5,685,874	5,614,507
Accumulated other comprehensive income (loss)	(124,224)	(408,329)
Accumulated deficit	(2,628,336)	(2,493,198)

Total CCIC stockholders’ equity	2,936,241	2,715,865
Noncontrolling interest	(156)	—

Total equity	2,936,085	2,715,865

Total liabilities and equity	$10,956,606	$10,361,722

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net revenues:
Site rental	$1,543,192	$1,402,559	$1,286,468
Network services and other	142,215	123,945	99,018

	1,685,407	1,526,504	1,385,486
Operating expenses:
Costs of operations(a):
Site rental	456,560	456,123	443,342
Network services and other	92,808	82,452	65,742
General and administrative	153,072	149,586	142,846
Restructuring charges (credits)	—	—	3,191
Asset write-down charges	19,237	16,888	65,515
Acquisition and integration costs	—	2,504	25,418
Depreciation, amortization and accretion	529,739	526,442	539,904

Total operating expenses	1,251,416	1,233,995	1,285,958

Operating income (loss)	433,991	292,509	99,528
Interest expense and amortization of deferred financing costs	(445,882)	(354,114)	(350,259)
Impairment of available-for-sale securities	—	(55,869)	(75,623)
Gains (losses) on purchases and redemptions of debt	(91,079)	42	—
Net gain (loss) on interest rate swaps	(92,966)	(37,888)	—
Interest and other income (expense)	5,413	2,101	9,351

Income (loss) before income taxes	(190,523)	(153,219)	(317,003)
Benefit (provision) for income taxes	76,400	104,361	94,039

Net income (loss)	(114,123)	(48,858)	(222,964)

Less: Net income (loss) attributable to the noncontrolling interest	209	—	(151)

Net income (loss) attributable to CCIC stockholders	(114,332)	(48,858)	(222,813)
Dividends on preferred stock	(20,806)	(20,806)	(20,805)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(135,138)	$(69,664)	$(243,618)

Net income (loss)	$(114,123)	$(48,858)	$(222,964)
Other comprehensive income (loss):
Available-for-sale securities, net of taxes of $0, $0, and $0:
Unrealized gains (losses), net of taxes	6,799	(55,869)	(76,776)
Amounts reclassified into results of operations, net of taxes	—	55,869	57,529
Derivative instruments, net of taxes of $60,324, $48,879 and $26,442:
Net change in fair value of cash flow hedging instruments net of taxes	80,789	(392,993)	(40,042)
Amounts reclassified into results of operations, net of taxes	154,891	6,949	1,963
Foreign currency translation adjustments	41,399	(48,451)	19,916

Comprehensive income (loss)	169,755	(483,353)	(260,374)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(18)	—	1,273

Comprehensive income (loss) attributable to CCIC stockholders	$169,773	$(483,353)	$(261,647)

Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	$(0.47)	$(0.25)	$(0.87)

Weighted-average common shares outstanding – basic and diluted (in thousands)	286,622	282,007	279,937

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands of dollars)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(114,123)	$(48,858)	$(222,964)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	529,739	526,442	539,904
Gains (losses) on purchases and redemptions of long-term debt	91,079	(42)	—
Amortization of deferred financing costs and other non-cash interest	61,357	24,830	23,913
Stock-based compensation expense	29,225	25,896	21,621
Asset write-down charges	19,237	16,888	65,515
Deferred income tax benefit (provision)	(74,410)	(113,557)	(98,914)
Income (expense) from forward-starting interest rate swaps	90,302	34,111	—
Impairment of available-for-sale securities	—	55,869	75,623
Other adjustments	821	(1,745)	(1,180)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	52,705	(1,031)	3,170
Increase (decrease) in accounts payable	(1,703)	(2,564)	7,592
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	9,317	80,701	4,720
Decrease (increase) in receivables	(4,830)	(5,010)	3,966
Decrease (increase) in prepaid expenses, deferred site rental receivables and other assets	(117,460)	(78,929)	(72,611)

Net cash provided by (used for) operating activities	571,256	513,001	350,355

Cash flows from investing activities:
Proceeds from disposition of property and equipment	3,988	1,855	2,909
Payment for acquisitions (net of cash acquired) of businesses	(2,598)	(27,736)	(494,352)
Capital expenditures	(173,535)	(450,732)	(300,005)

Net cash provided by (used for) investing activities	(172,145)	(476,613)	(791,448)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,726,348	—	650,000
Proceeds from issuance of capital stock	45,049	8,444	31,176
Principal payments on debt and other long-term obligations	(6,500)	(6,500)	(4,875)
Purchases and redemptions of long-term debt	(2,191,719)	(282)	—
Purchases of capital stock ($-0-, $-0- and $600,450 from related parties)	(3,003)	(44,685)	(729,811)
Borrowings under revolving credit agreements	50,000	94,400	75,000
Payments under revolving credit agreements	(219,400)	—	—
Payments for financing costs	(67,760)	(1,527)	(9,108)
Payments for forward-starting interest rate swap settlements	(36,670)	—	—
Net (increase) decrease in restricted cash	(62,071)	17,745	(33,089)
Dividends on preferred stock	(19,878)	(19,878)	(19,879)
Capital distribution to noncontrolling interest holders of CCAL	—	—	(37,196)

Net cash provided by (used for) financing activities	214,396	47,717	(77,782)

Effect of exchange rate changes on cash	(2,580)	(4,131)	1,404

Net increase (decrease) in cash and cash equivalents	610,927	79,974	(517,471)

Cash and cash equivalents at beginning of year	155,219	75,245	592,716

Cash and cash equivalents at end of year	$766,146	$155,219	$75,245

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars, except share amounts)

	CCIC Stockholders’ Equity
	Common Stock			Accumulated Other Comprehensive Income (loss)
	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2007	202,080,546	$2,021	$2,873,858	$56,780	$(11,027)	$19,247	$(2,184,598)	$29,052	$785,333

Cumulative effect to prior year accumulated deficit related to the adoption of FIN 48 (note 10)	—	—	—	—	—	—	4,682	—	4,682
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(2,071)	(2,071)
Issuance of common stock and assumption of warrants in connection with the Global Signal Merger	98,140,929	981	3,372,926	—	—	—	—	—	3,373,907
Other issuances of capital stock, net of forfeitures	3,328,264	34	31,591	—	—	—	—	—	31,625
Purchases and retirement of capital stock	(21,042,633)	(211)	(729,600)	—	—	—	—	—	(729,811)
Stock-based compensation expense	—	—	21,621	—	—	—	—	—	21,621
Capital distribution to noncontrolling interest holders of CCAL	—	—	(8,942)	—	—	—	—	(28,254)	(37,196)
Foreign currency translation adjustments	—	—	—	18,492	—	—	—	1,424	19,916
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	(76,776)	—	—	(76,776)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	57,529	—	—	57,529
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(40,042)	—	—	—	(40,042)
Amounts reclassified into results of operations, net of tax	—	—	—	—	1,963	—	—	—	1,963
Dividends on preferred stock	—	—	—	—	—	—	(20,805)	—	(20,805)
Net income (loss)	—	—	—	—	—	—	(222,813)	(151)	(222,964)

Balance, December 31, 2007	282,507,106	$2,825	$5,561,454	$75,272	$(49,106)	$—	$(2,423,534)	$—	$3,166,911

Issuances of capital stock, net of forfeitures	7,168,244	72	71,830	—	—	—	—	—	71,902
Purchases and retirement of capital stock	(1,210,919)	(12)	(44,673)	—	—	—	—	—	(44,685)
Stock-based compensation expense	—	—	25,896	—	—	—	—	—	25,896
Foreign currency translation adjustments	—	—	—	(48,451)	—	—	—	—	(48,451)
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	(55,869)	—	—	(55,869)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	55,869	—	—	55,869
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(392,993)	—	—	—	(392,993)
Amounts reclassified into results of operations, net of tax	—	—	—	—	6,949	—	—	—	6,949
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—	(48,858)	—	(48,858)

Balance, December 31, 2008	288,464,431	$2,885	$5,614,507	$26,821	$(435,150)	$—	$(2,493,198)	$—	$2,715,865

Issuances of capital stock, net of forfeitures	4,381,128	43	45,006	—	—	—	—	—	45,049
Purchases and retirement of capital stock	(115,875)	(1)	(2,864)	—	—	—	—	(138)	(3,003)
Stock-based compensation expense	—	—	29,225	—	—	—	—	—	29,225
Foreign currency translation adjustments	—	—	—	41,626	—	—	—	(227)	41,399
Available-for-sale securities:								—
Unrealized gain (loss), net of tax	—	—	—	—	—	6,799	—	—	6,799
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	80,789	—	—	—	80,789
Amounts reclassified into results of operations, net of tax	—	—	—	—	154,891	—	—	—	154,891
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—	(114,332)	209	(114,123)

Balance, December 31, 2009	292,729,684	$2,927	$5,685,874	$68,447	$(199,470)	$6,799	$(2,628,336)	$(156)	$2,936,085

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollars in thousands, except per share amounts)

1. Basis of Presentation

Basis of Presentation

The consolidated financial statements include the accounts of Crown Castle International Corp. (“CCIC”) and its majority and wholly-owned subsidiaries, collectively referred to herein as the “Company.” All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s financial statements to be consistent with the presentation in the current year. In addition, on January 1, 2009, the Company adopted certain presentation and disclosure requirements related to noncontrolling interests. See note 2.

The Company owns, operates and leases towers and other communications structures (collectively, “towers”). The Company’s primary business is the renting of antenna space to wireless communications companies under long-term contracts. To a lesser extent, the Company also provides certain network services to its customers, including initial antenna installation and subsequent augmentation, network design and site selection, site acquisition, site development, site management and other services. The Company conducts its operations through tower portfolios in the United States (including Puerto Rico) (“U.S.”) and Canada (collectively referred to as “CCUSA”) and Australia (referred to as “CCAL”).

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

The Company has evaluated subsequent events through February 15, 2010, which was the date the financial statements were issued.

2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash represents the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company’s debt instruments as well as any other cash whose use is limited by contractual provisions. The restriction of all rental cash receipts is a critical feature of these debt instruments, due to the applicable indenture trustee’s ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate and personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, and (6) a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The increases and decreases in restricted cash have aspects of cash flows from financing as well as cash flows from operating activities and, as such, could be classified as either on the consolidated statement of cash flows. The Company has classified the increases and decreases in restricted cash as cash flows from financing activities based on consideration of the terms of the related indebtedness. The Company has classified the change in the other remaining restricted cash, which was an outflow of $3.6 million, $-0-, and $-0- for the years ending December 31, 2009, 2008 and 2007, respectively, as cash flows from operating activities on the consolidated statement of cash flows.

Receivables Allowance

An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that the Company believes will be collected. An allowance for uncollectible amounts is recorded to offset the deferred site rental receivables that arise from site rental revenues recognized in excess of amounts currently due under the lease agreement. The Company uses judgment in estimating these allowances and considers historical collections, current credit status and contractual provisions. Additions to the allowance for doubtful accounts are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

charged either to “site rental costs of operations” or to “network services and other costs of operations,” as appropriate; and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. Additions or reversals to the allowance for uncollectible deferred site rental receivables are charged to site rental revenues, and deductions from the allowance are recorded as contracts terminate.

Investments in Equity Securities

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

Asset Retirement Obligations

The Company records obligations associated with retirement of long-lived assets and the associated asset retirement costs. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. Changes subsequent to initial measurement resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and related carrying amount of the capitalized asset. Asset retirement obligations are included in “other liabilities” on the Company’s consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in “depreciation, amortization and accretion expense” on the Company’s consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.

Goodwill

Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company’s measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its annual goodwill impairment test as of October 1, 2009 and determined goodwill was not impaired at any reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Intangible Assets

Intangible assets are included in “other intangible assets, net” on the Company’s consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental customer contracts and customer relationships, (2) below-market leases for land under the acquired towers, (3) term easement rights for land under the acquired towers, and (4) trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) current term of the in-place contracts, (2) the expected exercise of the renewal provisions contained within the existing current contracts, which automatically occur under contractual provisions, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under current contracts. Deferred credits related to above-market leases for land under its towers recorded in conjunction with acquisitions are recorded at the estimated fair value and are included in “other liabilities” on the Company’s consolidated balance sheet.

The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers’ exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually significant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.

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

Revenue Recognition

Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease or agreement, with such terms generally ranging from five to 15 years. In accordance with applicable accounting standards, these revenues are recognized on a monthly basis regardless of whether the payments from the customer are received in equal monthly amounts. The Company’s leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index (“CPI”)). If the payment terms call for fixed escalations or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant leases’ escalation provisions, even if such escalation provisions also include a variable element. The Company’s asset related to straight-line site rental revenues is included in “deferred site rental receivables, net.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Network services revenues are generally recognized using the completed contract method. This method is used because these services have a short duration and financial position and results of operations do not vary substantially from those which would result from use of the percentage-of-completion method. These services are considered complete when the terms and conditions of the contract or agreement have been completed, which for an antenna installation is when the customer can begin transmitting its signal through the antenna. Costs and revenues associated with contracts not complete at the end of a period are deferred and recognized when the installation becomes operational. The Company typically bills for installation services on a cost-plus profit basis. Any losses on contracts are recognized at such time as they become known.

Some of the Company’s arrangements with its customers call for the performance of multiple revenue-generating activities and typically would include both site rental and network services. However, the Company does not always provide the antenna installation services on its towers as the customer may obtain a third party to complete these services. In cases where the Company performs the antenna installation on its tower, the Company determines whether the multiple deliverables are to be accounted for separately or on a combined basis. In order to be accounted for separately, the undelivered items must (1) have stand-alone value to the customer, (2) have reliably determinable fair value on a separate basis, and (3) have delivery which is probable and under the control of the Company. In addition, the delivered item must have stand-alone value to the customer. Allocation of recognized revenue in such arrangements is based on the relative fair value of the separately delivered items.

Sales taxes and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.

Costs of Operations

Approximately two-thirds of the Company’s site rental costs of operations expenses consist of ground lease expenses, and the remainder includes property taxes, repairs and maintenance expenses, employee compensation and related benefit costs, and utilities. Network services and other cost of operations predominately consist of third party service providers such as contractors and professional service firms.

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

Acquisition and Integration Costs

Prior to the adoption of certain amendments to accounting guidance on January 1, 2009, out-of-pocket or incremental costs that were directly related to a business combination were included in the cost of the acquired enterprise. These included finder’s fees or other fees paid to outside consultants for accounting, legal, engineering reviews or appraisals. Certain incremental costs directly related to the integration of the acquired enterprise’s operations and tower portfolio were and continue to be expensed as incurred and are classified as “acquisition and integration costs” in the Company’s consolidated statement of operations and comprehensive income (loss).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Stock-Based Compensation

Restricted Stock Awards. The Company records stock-based compensation expense only for those nonvested stock awards (“restricted stock awards”) for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of our valuation techniques and related assumptions and estimates used to measure the Company’s stock-based compensation is as follows.

Valuation. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company’s stock at the date of grant. The Company estimates the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation. The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Amortization Method. The Company amortizes the fair value of all restricted stock awards on a straight-line basis for each separately vesting tranche of the award (graded vesting schedule) over the requisite service periods. In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

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

Forfeitures. The Company uses historical data and management’s judgment about the future employee turnover rates to estimate the number of shares for which the requisite service period will not be rendered.

Interest Expense and Amortization of Deferred Financing Costs

The components of interest expense and amortization of deferred financing costs are as follows:

	Years Ended December 31,
	2009	2008	2007
Interest expense on debt obligations	$384,525	$329,284	$326,346
Amortization of deferred financing costs	26,953	15,264	15,463
Amortization of discounts on long-term debt	12,219	—	—
Amortization of interest rate swaps	18,818	3,020	3,020
Amortization of purchase price adjustment on long-term debt	1,445	3,771	3,572
Other	1,922	2,775	1,858

Total	$445,882	$354,114	$350,259

The Company amortizes discounts on long-term debt over the term of the related borrowing using the effective interest yield method. Discounts are presented as a reduction to the related debt obligation on the Company’s consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. As of December 31, 2009 and 2008, there is no accrued interest and penalties related to income taxes.

The Company records a valuation allowance against deferred tax assets when it is “more likely than not that some portion or all of the deferred tax asset will not be realized.” The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities and other known events that are expected to affect future taxable income, records a valuation allowance upon assets that will “more likely than not” be realized. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.

The company recognizes a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. See note 10.

Per Share Information

Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants as determined under the treasury stock method and (2) upon conversion of the Company’s convertible notes and preferred stock, as determined under the if-converted method. The Company’s restricted stock awards are considered participating securities and may be included in the computation of earnings pursuant to the two-class. However, losses are not allocated to the restricted stock awards so presentation of the two-class method is not applicable.

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2009	2008	2007
Net income (loss) attributable to CCIC stockholders	$(114,332)	$(48,858)	$(222,813)
Dividends on preferred stock	(20,806)	(20,806)	(20,805)

Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$(135,138)	$(69,664)	$(243,618)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	286,622	282,007	279,937

Basic and diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$(0.47)	$(0.25)	$(0.87)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

All CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares in each year because the impact is anti-dilutive. 8.6 million shares related to the 6.25% convertible preferred stock are excluded from dilutive common shares in each year as well as 5.9 million shares related to 4% Convertible Senior Notes in the year ended December 31, 2007 because the impact is anti-dilutive. See notes 7, 12 and 14.

Foreign Currency Translation

The Company’s international operations use the local currency as their functional currency. The Company translates the results of these international operations using the applicable average exchange rate for the period, and translates the assets and liabilities using the applicable exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as “foreign currency translation adjustments” in other comprehensive income (loss). See note 19.

Fair Values

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The following is a description of the levels of the fair value hierarchy. The Company evaluates level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are described below.

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

The fair value of available-for-sale securities is based on quoted market prices. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company’s and the contract counterparty’s credit risk. The assumption for the Company’s own credit risk is based on implied spreads from quoted market prices on the Company’s debt and management’s knowledge of current credit spreads in the markets. The assumption for the counterparty credit risk is based on credit default swaps. The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. There were no changes since December 31, 2008 in the Company’s valuation techniques used to measure fair values, other than utilizing implied spreads from quoted market prices on the Company’s outstanding debt in determining the assumption of the Company’s own credit risk for purposes of valuing the interest rate swaps. The Company utilized the quoted market prices for its debt instead of credit default swap spreads for comparable securities, once this information was available following the issuance of certain high yield debt in 2009.

See notes 8 and 9 for a further discussion of fair values.

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

Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders’ equity, captioned “accumulated other comprehensive income (loss),” and recognized as increases or decreases to “interest expense and amortization of deferred financing costs” when the hedged item affects earnings. Any hedge ineffectiveness is included in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). If a hedge ceases to qualify for hedge accounting, any change in the fair value of the derivative since the date it ceased to qualify is recorded to “net gain (loss) on interest rate swaps.” However, any amounts previously recorded to “accumulated other comprehensive income (loss)” would remain there until the original forecasted transaction affects earnings. In a situation where it becomes probable the hedged forecasted transaction will not occur, any gains or losses that have been recorded to “accumulated other comprehensive income (loss)” is immediately reclassified to earnings. Derivatives that do not meet the requirements for hedge accounting are marked to market through “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). Forward-starting interest rate swaps with an other-than-insignificant financing element at inception are classified as cash flows from financing activities, while other interest rate swaps are classified as cash flows from operating activities.

To qualify for hedge accounting, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting changes in cash flows for the risk being hedged. In the context of hedging relationships, effectiveness refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. The Company assesses the effectiveness of hedging relationships using regression analysis both at the inception of the hedge and on an on-going basis. In measuring ineffectiveness, the Company generally uses the hypothetical derivative method which compares the change in fair value of the actual swap with the change in fair value of a hypothetical swap that would have terms that would identically match the critical terms of the hedged floating rate liability.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. These amendments to the accounting standards clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These amendments to the accounting standards require consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. On January 1, 2009, the Company adopted these amendments. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements. As a result of adoption of these amendments, the Company has prospectively recorded the income or losses applicable to the noncontrolling interest of CCAL even though the noncontrolling stockholders’ share of the cumulative losses exceeded their equity interest.

In September 2009, FASB issued guidance that addressed how to recognize revenue for transactions with multiple deliverables. If the early adoption provision is not elected, then the provisions of this new guidance are effective for the Company as of January 1, 2011 and can be applied prospectively or in certain circumstances on a retrospective basis. The Company anticipates adopting the provisions prospectively and is currently evaluating the impact of this new guidance on its consolidated financial statements.

During 2009, the Company adopted certain amendments to the Accounting Standards Codification (“ASC”) topics of Business Combinations, Intangibles — Goodwill and Other, Debt and Subsequent Events. These amendments did not have a material impact on the Company’s consolidated financial statements. In addition, amendments to ASC topic of Consolidation are effective January 1, 2010 and are not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

3. Acquisition

Global Signal Acquisition

On January 12, 2007, the merger of Global Signal Inc. (“Global Signal”) with and into a subsidiary of the Company (“Global Signal Merger”) was completed for a purchase price of approximately $4.0 billion, exclusive of debt of approximately $1.8 billion that remained outstanding as obligations following the Global Signal Merger. The results of operations from Global Signal have been included in the consolidated statement of operations and comprehensive income (loss) from January 12, 2007. The Company entered into this acquisition and paid a purchase price that resulted in the recognition of goodwill primarily because of the anticipated growth opportunities in the tower portfolio.

In connection with the Global Signal Merger, each outstanding share of common stock of Global Signal was converted into the right to receive, at the election of the holder thereof, either 1.61 shares of the Company’s common stock or $55.95 in cash. In addition, in connection with the Global Signal Merger, the obligation pursuant to each warrant (“GSI Warrants”) entitling the holder thereof to purchase shares of Global Signal common stock was assumed by the Company with appropriate adjustments made to the number of shares and exercise price per share. Accordingly, each such warrant entitled the holder thereof to purchase 3.22 shares of the Company’s common stock. As a result of the Global Signal Merger, the Company issued approximately 98.1 million shares of common stock to the stockholders of Global Signal and paid the maximum $550.0 million in cash (“GS $550M Consideration”) and reserved for issuance approximately 0.6 million shares of common stock issuable pursuant to warrants described above. The Company primarily financed the GS $550M Consideration with cash obtained from the issuance of the 2006 Tower Revenue Notes in November 2006. At the closing of the Global Signal Merger, Global Signal’s subsidiaries had debt outstanding of approximately $1.8 billion (see note 7).

The purchase price of approximately $4.0 billion includes the fair value of common stock issued, the GS $550M Consideration, the fair value of the GSI Warrants and restricted stock awards assumed and estimated transaction costs. The components of the purchase price are as follows:

Issuance of common stock to stockholders of Global Signal (98.1 million shares at $34.20)	$3,353,275
GS $550M Consideration	550,013
Fair value of warrants assumed	18,392
Fair value of restricted stock awards assumed	2,240
Transaction costs	31,500

Total purchase price	$3,955,420

4. Property and Equipment

The major classes of property and equipment are as follows:

	Estimated	December 31,
	Useful Lives	2009	2008
Land	—	$639,069	$596,100
Buildings	40 years	36,157	35,040
Telecommunication towers	1-20 years	7,031,735	6,802,316
Transportation and other equipment	3-5 years	25,006	26,505
Office furniture and equipment	2-10 years	118,110	110,997
Construction in process	—	86,478	103,623

Total gross property and equipment		7,936,555	7,674,581
Less: accumulated depreciation		(3,040,572)	(2,614,455)

Total property and equipment, net		$4,895,983	$5,060,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $379.6 million, $380.5 million and $400.3 million, respectively. See note 2.

5. Intangible Assets and Deferred Credits

Virtually all of the intangible assets are recorded at CCUSA. The accumulated amortization on these intangible assets as of December 31, 2009 and 2008 is $476.9 million and $327.5 million, respectively, of which $456.7 million and $314.0 million, respectively, relate to site rental contracts and customer relationships. Intangible assets not subject to amortization relate to the U.S. nationwide 1650-1675 spectrum license (“Spectrum”) and have a carrying value of $15.1 million, as of December 31, 2009 and 2008. For the years ended December 31, 2009 and 2008, the Company recorded $0.6 million and $30.4 million, respectively, of site rental contracts and customer relationships.

Amortization expense related to intangible assets is classified as follows on the Company’s consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2009	2008	2007
Depreciation, amortization and accretion	$145,192	$143,409	$137,160
Site rental costs of operations	4,051	4,452	4,394

Total amortization expense	$149,243	$147,861	$141,554

The estimated annual amortization expense related to intangible assets (inclusive of those recorded to “site rental costs of operations”) for the years ended December 31, 2010 to 2014 is as follows:

	Years Ending December 31,
	2010	2011	2012	2013	2014
Estimated annual amortization	$151,709	$151,676	$148,256	$147,858	$141,983

See note 2 for a further discussion of deferred credits related to above-market leases for land under the Company’s towers recorded in connection with acquisitions. For each of the years ended December 31, 2009 and 2008, the Company recorded $4.5 million and $5.0 million as a decrease to “site rental costs of operations.” As of December 31, 2009 and 2008, the net book value of the above-market leases was $58.9 million and $63.9 million, respectively, and the accumulated amortization was $13.9 million and $9.6 million, respectively.

6. Available-for-Sale Securities

For the years ended December 31, 2009 and 2008, the Company recorded impairment charges included in “impairment of available-for-sale securities” of $-0- and $55.9 million (net of tax), respectively, related to the Company’s investment in FiberTower Corporation (“FiberTower”) as a result of an other-than-temporary decline in the value of FiberTower (NASDAQ: FTWR). The other-than-temporary decline determination was based primarily on the length of time and extent to which the market value has been less than the adjusted cost basis, and the impact of the current broad-based economic and market conditions on the Company’s views about the short-term prospects for recovery of the FiberTower stock price. As of December 31, 2009, the fair value of the Company’s investment in FiberTower was $11.0 million inclusive of an unrealized gain of $6.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

7. Debt and Other Obligations

Following is a summary of the Company’s indebtedness. See also note 23 for a discussion of refinancing of the 2005 Tower Revenue Notes in January 2010.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31, 2009		Outstanding Balance as of December 31, 2008	Stated Interest Rate as of December 31, 2009(a)
Bank debt – variable rate:
Revolver	Jan. 2007	Sept. 2013		$—		$169,400	N/A(b)
2007 Term Loans	Jan./March 2007	March 2014		632,125		638,625	1.7%(b)

Total bank debt				632,125		808,025

Securitized debt – fixed rate:
2006 Mortgage Loan	Feb. 2006	Feb. 2011		—		1,548,351	—
2004 Mortgage Loan	Dec. 2004	Dec. 2009		—		290,317	—
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036	(c)	1,550,000		1,550,000	5.7%(c)
2005 Tower Revenue Notes	June 2005	June 2035	(c)	1,638,616		1,900,000	4.8%(c)
2009 Securitized Notes	July 2009	2019/2029	(d)	250,000		—	7.1%

Total securitized debt				3,438,616		5,288,668

High yield bonds – fixed rate:
9% Senior Notes (e)	Jan. 2009	Jan. 2015		823,809		—	9.0%(f)
7.75% Secured Notes (e)	April 2009	May 2017		1,167,225		—	7.8%(g)
7.125% Senior Notes	Oct. 2009	Oct. 2019		497,533		—	7.1%(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%

Total high yield bonds				2,488,618		51

Other:
Capital leases and other obligations	Various	Various	(i)	19,791		5,445	Various	(i)

Total debt and other obligations				6,579,150		6,102,189

Less: current maturities and short-term debt and other current obligations				217,196	(j)	466,217

Non-current portion of long-term debt and other long-term obligations				$6,361,954		$5,635,972

(a)	Represents the weighted-average stated interest rate.
(b)	Following the amendment signed in December 2009 and effective January 2010, the Revolver bears interest at a rate per annum, at the election of Crown Castle Operating Company (“CCOC”), equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 1.0% to 1.4% or LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company’s consolidated leverage ratio. The 2007 term loans (“2007 Term Loans”) bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.5% or LIBOR plus 1.5%.
(c)	If the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes (collectively, “Tower Revenue Notes”) are not paid in full on or prior to June 2010 or November 2011, respectively, then Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.
(d)	The 2009 Securitized Notes consist of $175.0 million of principal that amortizes during the period beginning January 2010 and ending in 2019, and $75.0 million of principal that amortizes during the period beginning in 2019 and ending in 2029.
(e)	During the first four years, the Company may redeem the debt at a price equal to 100% of the principal amount, plus a “make whole” premium, and accrued and unpaid interest, if any. After the first four years, the debt may be redeemed at the redemption prices set forth in the respective indenture. In certain limited circumstances, the Company is required to commence offers to purchase the debt.
(f)	The effective yield is approximately 11.3%, inclusive of the discount.
(g)	The effective yield is approximately 8.2%, inclusive of the discount.
(h)	The effective yield is approximately 7.2%, inclusive of the discount.
(i)	The Company’s capital leases and other obligations bear interest rates ranging up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(j)	Inclusive of approximately $199 million of estimated principal payments on the Tower Revenue Notes following the anticipated repayment date of the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes in June 2010 and November 2011, respectively. See note 23 for a discussion of the refinancing of the 2005 Tower Revenue Notes in January 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The Company’s debt obligations contain certain financial covenants with which CCIC or its subsidiaries must comply. Failure to comply with such covenants may result in imposition of restrictions. As of and for the year ended December 31, 2009, CCIC and its subsidiaries had no financial covenant violations. Various of the Company’s debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.

Bank Debt

In January 2007, CCOC entered into a credit agreement (as amended, supplemented or otherwise modified, “2007 Credit Agreement”) with a syndicate of lenders pursuant to which such lenders agreed to provide CCOC with a senior secured revolving credit facility. In December 2009, the Revolver was amended effective January 2010 to extend the maturity to September 2013 and increase the total revolving commitment to $400.0 million, which may be increased by another $50.0 million subject to certain requirements. As of December 31, 2009, the Revolver is undrawn. In January 2007, CCOC entered into a term loan joinder pursuant to which the lenders agreed to provide CCOC with a $600.0 million senior secured term loan under the 2007 Credit Agreement. In March 2007, CCOC also entered into a second term loan joinder pursuant to which the lenders agreed to provide CCOC with an additional $50.0 million senior secured term loan under the 2007 Credit Agreement. The 2007 Term Loans will mature in consecutive quarterly installments of an aggregate $1.6 million and the entire remaining outstanding amount will mature in March 2014.

The Revolver and 2007 Term Loans are secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC’s deposit accounts ($54.5 million as of December 31, 2009) and securities accounts. The Revolver and 2007 Term Loans are guaranteed by CCIC and certain of its subsidiaries.

The proceeds of the Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of the Company’s securities. The proceeds from the term loans were used to purchase shares of the Company’s common stock (see note 13). Availability under the Revolver at any time is determined by certain financial ratios. The Company pays a commitment fee of 0.4% per anum on the undrawn available amount under the Revolver.

Securitized Debt

The Tower Revenue Notes and the 2009 Securitized Notes (collectively, “Securitized Debt”) are obligations of special purposes entities and their direct and indirect subsidiaries (each an “issuer”), all of which are wholly-owned indirect subsidiaries of the Company. The Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The Tower Revenue Notes consists of separate classes, with each class subordinated in right of payment to any other class issued under the respective indenture which has an earlier alphabetical designation. The Tower Revenue Notes are governed by one indenture and each class ranks pari passu with each class that bears the same alphabetical designation. Interest is paid monthly on the Securitized Debt. The Company used the proceeds of the 2009 Securitized Notes of $244.6 million, net of fees, to repay the 2004 Mortgage Loan.

The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers’ personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers’ contracts with customers to lease space on their towers (space licenses). The governing instruments of two indirect subsidiaries (“Crown Atlantic” and “Crown GT”) of the issuers of the Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the Tower Revenue Notes, the Tower Revenue Notes are not obligations of, nor are the Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2009, the Securitized Debt was collateralized with property and equipment with a net book value of an aggregate approximately $1.9 billion, exclusive of Crown Atlantic and Crown GT property and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The excess cash flows from the issuers of the Securitized Debt, after the payment of principal, interest, reserves, expenses, and management fees are distributed to the Company in accordance with the terms of the indentures. If the Debt Service Coverage Ratio (“DSCR”) (as defined in the applicable governing loan agreement) as of the end of any calendar quarter falls to a certain level, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the DSCR exceeds a certain level for two consecutive calendar quarters. If the DSCR falls below a certain level as of the end of any calendar quarter, then all cash on deposit in the reserve account along with future excess cash flows of the issuers will be applied to prepay the debt with applicable prepayment consideration.

As of December 31, 2009, prepayment of the Tower Revenue Notes is permitted provided it is accompanied by any applicable prepayment consideration. The Company may prepay the 2009 Securitized Notes in part at any time after the second anniversary of the closing date, provided such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations including prohibiting the issuers from incurring additional indebtedness or further encumbering their assets.

Derivative Instruments Between Indenture Trustee and Noteholders. As of December 31, 2009, swap contracts are in place on the Class A – FL of both the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes, having initial principal balances of $250.0 million and $170.0 million, respectively. The swap contracts are between the indenture trustee and Morgan Stanley Capital Services, Inc. and were entered into to provide investors a floating rate note alternative, via exchanging a fixed rate paid by the Company into a floating rate coupon for investors. The Company is not party to the swap contracts and has no obligations under the swap contracts; rather, the Company’s obligation for interest relating to the Class A – FL of the Tower Revenue Notes is the same as the Class A – FX of the Tower Revenue Notes.

High Yield Bonds—Senior Notes

The 9% Senior Notes and 7.125% Senior Notes (collectively, “Senior Notes”) are public offerings and are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company and rank pari passu with the other respective high yield bonds of the Company. As discussed below, the Company has used the net proceeds from the 9% Senior Notes to (1) purchase portions of its previously existing 2004 Mortgage Loan, (2) repay and purchase portions of its previously existing 2006 Mortgage Loan in April 2009, and (3) repay outstanding amounts under the Revolver. The Company expects to use the net proceeds from the 7.125% Senior Notes for general corporate purposes, which may include the purchase or repayment of certain indebtedness of its subsidiaries. The proceeds of the 9% Senior Notes and 7.125% Senior Notes were $795.7 million and $490.0 million, respectively, net of fees and discounts.

The Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company’s Consolidated Debt (as defined in the 9% Senior Notes and 7.125% Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the 9% Senior Notes and 7.125% Senior Notes indenture) is less than or equal to 7.0 to 1.0. The Senior Notes do not contain any financial maintenance covenants.

High Yield Bonds—Secured Notes

The 7.75% Secured Notes were issued and guaranteed by certain subsidiaries of the Company that are special purpose entities and that were obligors under the 2006 Mortgage Loan. These 7.75% Secured Notes are secured on a first priority basis by a pledge of the equity interests of such subsidiaries and by certain other assets of such subsidiaries. The 7.75% Secured Notes are obligations of the subsidiaries that were obligated under the 2006 Mortgage Loan, which was repaid in part through the proceeds from the 7.75% Secured Notes. The 7.75% Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 7.75% Notes. The 7.75% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. As of December 31, 2009, the 7.75% Secured Notes were collateralized with property and equipment with a net book value of an aggregate approximately $1.3 billion. The Company received $1.15 billion, net of fees and discounts, from the 7.75% Secured Notes Offering. The Company used the net proceeds of the issuance of the 7.75% Secured Notes, along with other cash, to repay the 2006 Mortgage Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The 7.75% Secured Notes contain restrictive covenants with which the issuing subsidiaries and the guarantors of such notes must comply, subject to a number of exceptions and qualifications, including restrictions on their ability to incur debt, make restricted payments, incur liens, enter into certain merger or change of control transactions, enter into related party transactions and engage in certain other activities as set forth in the indenture. The 7.75% Secured Notes contain financial covenants that could result in cash being deposited in a reserve account and require the Company to offer to purchase the 7.75% Secured Notes.

Previously Outstanding Indebtedness

2004 Mortgage Loan and 2006 Mortgage Loan. The 2004 Mortgage Loan and 2006 Mortgage Loan (collectively, “Mortgage Loans”) remained outstanding as obligations of the subsidiaries of Global Signal upon the Global Signal Merger. In 2009, the Company purchased and repaid the outstanding portions of the Mortgage Loans. The 2004 Mortgage Loan was repaid in part through proceeds of the 2009 Securitized Notes. The 2006 Mortgage Loan was repaid in part through the proceeds of the 7.75% Secured Notes. A portion of the net proceeds of the 9% Senior Notes was also used to retire part of the Mortgage Loans. See below for the net losses on these retirements.

4% Convertible Senior Notes. In 2003, the Company issued $230.0 million aggregate principal amount of its 4% Convertible Senior Notes for proceeds of $223.1 million. During the year ended December 31, 2008, holders converted $63.8 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. The 4% Convertible Senior Notes were convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2008 and 2009, there were no 4% Convertible Senior Notes outstanding.

Contractual Maturities

The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at December 31, 2009, exclusive of the 6.25% Convertible Preferred Stock. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to June 2010 or November 2011, respectively, then the Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Scheduled contractual maturities	$18,415	$29,831	$26,121	$26,760	$626,586	$5,963,766

Debt Purchases and Repayments

The following is a summary of the partial purchases and repayments of debt during the year ended December 31, 2009.

	Principal Amount	Cash Paid(a)	Gains (losses)
2004 Mortgage Loan(b)	$293,505	$293,716	$(2,128)
2006 Mortgage Loan(b)	1,550,000	1,634,184	(85,659)
2005 Tower Revenue Notes(c)	261,384	263,819	(3,292)
Revolver	219,400	219,400	—

Total	$2,324,289	$2,411,119	$(91,079	)(d)

(a)	Exclusive of accrued interest.
(b)	Includes purchases and repayments.
(c)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.
(d)	Inclusive of $4.2 million related to the write-off of deferred financing costs and other non-cash adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

8. Interest Rate Swaps

The Company enters into interest rate swaps to manage and reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financing, including refinancings and potential future borrowings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company’s floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward-starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving interest at a variable rate equal to LIBOR. The forward-starting interest rate swaps are exclusive of any credit spread that would be incremental to the fixed rate in determining the all-in interest rate of the anticipated financing.

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to mitigate such non-performance risk. The Company does not require collateral as security for its interest rate swaps. In September 2008, the Company de-designated as hedging instruments two interest rate swaps with a combined notional value of $475.0 million that are held by a subsidiary of Lehman Brothers Holdings Inc. (“Lehman Brothers”) because of the probability the counterparty would default. The settlement value of the interest rate swaps with Lehman Brothers was a liability of $30.7 million as of December 31, 2009. The Company’s other interest rate swaps are with Morgan Stanley, the Royal Bank of Scotland plc and Calyon who have credit ratings of “A2” or better from Moody’s.

The following is a summary of the outstanding interest rate swaps as of December 31, 2009.

Hedged Item(a)	Combined Notional	Start Date(b)	End Date	Pay Fixed Rate(c)	Receive Variable Rate
Variable to fixed – forward-starting:
2005 Tower Revenue Notes anticipated refinancing(d)	$1,900,000	June 2010	June 2015	5.2%	LIBOR
Non-economic hedge(e)	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing(d)	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR
Variable to fixed:
Term loan swaps(f)	600,000	Jan. 2010	Dec. 2011	1.3%	LIBOR

Total	$5,600,000

(a)	Inclusive of interest rate swaps no longer designated as hedging instruments.
(b)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.
(c)	Exclusive of any applicable credit spreads.
(d)	The hedges of the anticipated refinancing of the 2005 Tower Revenue Notes and 2006 Tower Revenue Notes are inclusive of notional values of $275.0 million and $200.0 million, respectively, held by a subsidiary of Lehman Brothers. See note 23 for a discussion of the refinancing of the 2005 Tower Revenue Notes.
(e)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Mortgage Loan. See the following discussion regarding the discontinuation of the hedge accounting.
(f)	The Company has effectively fixed the interest rate for two years on $600.0 million of the 2007 Term Loans due March 2014 at a combined rate of approximately 1.3% (plus the applicable credit spread).

The Company determined the refinancing of the 2006 Mortgage Loan in April 2009 via the issuance of the 7.75% Secured Notes in April 2009 did not qualify as the hedged forecasted transaction. The Company also determined in April 2009 that the hedged transaction would not occur. Consequently, the Company discontinued hedge accounting and reclassified the entire loss (approximately $132.9 million) from accumulated other comprehensive income (loss) to earnings during 2009 for the interest rate swaps hedging the refinancing of the 2006 Mortgage Loan. The Company refinanced the 2004 Mortgage Loan via the issuance of the 2009 Securitized Notes in July 2009, which did qualify as the hedged forecasted transaction and resulted in $3.9 million of ineffectiveness. As of December 31, 2009, the Company has estimated that it is probable that the future expected refinancing of the Tower Revenue Notes will occur. As of December 31, 2009, the Company has incurred an aggregate liability of $208.8 million on the interest rate swaps hedging the future expected refinancing of the Tower Revenue Notes, of which an aggregate $190.9 million has been recorded to accumulated other comprehensive income (loss). The liability exceeded the loss recorded to accumulated other comprehensive income (loss) because in September 2008 hedge accounting was prospectively discontinued on the interest rate swaps with Lehman Brothers. It is reasonably possible that the Company may change in the assessment of the future expected refinancing of the Tower Revenue Notes, which may result in prospectively discontinuing hedge accounting or immediate reclassification of the current unrealized loss from accumulated other comprehensive income (loss) to earnings. See note 23.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Currently, the Company has elected not to early settle the forward-starting interest rate swaps that hedged the refinancing of the 2006 Mortgage Loan. As a result, these swaps are no longer economic hedges of the Company’s exposure to LIBOR on anticipated refinancing of its existing debt and changes in the fair value of the swaps are prospectively recorded in earnings until settlement in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). The Company’s non-economic hedges have a notional value of $1.6 billion, and the combined settlement value is a liability of approximately $97.0 million as of December 31, 2009.

The following is the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net pre-tax loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $23 million for the year ended December 31, 2010. See also notes 9 and 23.

		Fair Value of Interest Rate Swaps Asset Derivatives
Interest Rate Swaps	Classification	December 31, 2009	December 31, 2008
Designated as hedging instruments:
Current	Other current assets	$562	$—

Total		$562	$—

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	December 31, 2009	December 31, 2008
Designated as hedging instruments:
Current	Interest rate swaps, current	$136,961	$52,539
Non-current	Interest rate swaps, non-current	41,702	442,286
Not designated as hedging instruments:
Current	Interest rate swaps, current	$23,160	$—
Non-current	Interest rate swaps, non-current	98,779	46,346

Total		$300,602	$541,171

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Interest Rate Swaps Designated as Hedging Instruments(a)	Years Ended December 31,				Classification
	2009		2008	2007
Gain (loss) recognized in OCI (effective portion)	$140,056		$(445,614)	$(67,541)	Other comprehensive income (“OCI”)
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(19,158)		(10,691)	(3,020)	Interest expense and amortization of deferred financing costs
Amount of gain (loss) recognized in income (ineffective portion and excluded from effectiveness testing)	(3,920	)(b)	(3,777)	—	Net gain (loss) on interest rate swaps

Interest Rate Swaps Not Designated as Hedging Instruments(a)	Years Ended December 31,				Classification
	2009		2008	2007
Gain (loss) recognized in income	$(89,046	)(c)	$(34,111)	$—	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.
(b)	Inclusive of ineffectiveness related to the interest rate swaps hedging the refinancing of 2004 Mortgage Loan.
(c)	Inclusive of the previously mentioned $132.9 million loss related to the interest rate swap hedging the refinancing of 2006 Mortgage Loan, partially offset by income from the decrease in the liability on interest rate swaps not designated as hedging instruments.

9. Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 23.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$766,146	$766,146	$155,219	$155,219
Restricted cash	218,514	218,514	152,852	152,852
Interest rate swaps (b)	562	562	—	—
Available-for-sale securities	11,016	11,016	4,216	4,216
Liabilities:
Short-term and long-term debt and other obligations (a)	$6,579,150	$6,870,979	$6,102,189	$4,808,985
Interest rate swaps (b)	300,602	300,602	541,171	541,171

(a)	Fair value increased as a result of an improvement in the conditions in the credit markets and in particular the Company’s debt issued during 2009 traded well in the marketplace. See note 7.
(b)	See note 8.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$766,146	$—	$—	$766,146
Restricted cash	218,514	—	—	218,514
Interest rate swaps	—	—	562	562
Available-for-sale securities	11,016	—	—	11,016

	$995,676	$—	$562	$996,238

	Liabilities at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$—	$300,602	$300,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

As of December 31, 2009, the net liability for interest rate swaps was $300 million on a fair value basis, consisting of the cash settlement value of $313.9 million and a reduction for a credit valuation allowance of $13.8 million related to credit risk (primarily the Company’s credit risk) to reflect the interest rate swaps at fair value. The credit valuation allowance as of December 31, 2009 decreased by $61.2 million from December 31, 2008. $27.2 million of the change in the credit valuation allowance was recorded to “net gain (loss) on interest rate swaps,” and the remainder was recorded to accumulated other comprehensive income.

The following is a summary of the activity for fair value classified as level 3 during the year ended December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Interest Rate Swap, Net
Beginning balance	$541,171
Settlements	(57,251)
Less: total (gains) loss:
Included in earnings (a)	(43,824)
Included in other comprehensive income (loss)	(140,056)

Ending balance	$300,040

(a)	Includes $57.3 million of gains that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

10. Income Taxes

Income (loss) before income taxes by geographic area is as follows:

	Years Ended December 31,
	2009	2008	2007
Domestic	$(193,055)	$(145,086)	$(307,953)
Foreign (a)	2,532	(8,133)	(9,050)

	$(190,523)	$(153,219)	$(317,003)

(a)	Inclusive of income (loss) before income taxes from Australia, Puerto Rico and Canada.

The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$5,803	$(1,958)	$(1,535)
Foreign	(1,904)	(2,496)	(1,583)
State	(1,909)	(4,742)	(1,757)

Total current	$1,990	$(9,196)	$(4,875)

Deferred:
Federal	$56,152	$111,728	$97,763
State	18,258	1,829	1,151

Total deferred	$74,410	$113,557	$98,914

Total tax benefit (provision)	$76,400	$104,361	$94,039

For the year ended December 31 2009, the Company recorded a $5.6 million alternative minimum tax carryback receivable and reduced its alternative minimum tax credit carryforward by the amount of the anticipated refund. The alternative minimum tax credit has an indefinite carryforward period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2009	2008	2007
Benefit for income taxes at statutory rate	$66,683	$53,626	$110,951
Tax effect of foreign income (losses)	886	(2,846)	(3,168)
Expenses for which no federal tax benefit was recognized	(803)	(675)	(742)
Losses for which no tax benefit was recognized	—	(19,554)	(8,373)
State tax (provision) benefit, net of federal	10,627	(1,893)	(394)
Foreign tax	(1,904)	(2,496)	(1,583)
Change in unrecognized tax benefits	—	71,687	—
Other	911	6,512	(2,652)

	$76,400	$104,361	$94,039

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred income tax liabilities:
Property and equipment	$479,395	$464,335
Deferred site rental receivable	103,937	66,757
Intangible assets	704,109	736,933

Total deferred income tax liabilities	1,287,441	1,268,025

Deferred income tax assets:
Net operating loss carryforwards	729,120	681,827
Deferred ground lease payable	92,216	82,874
Alternate minimum tax credit carryforward	7,826	13,629
Accrued liabilities	73,503	53,068
Receivables allowance	2,150	2,470
Prepaid lease	444,885	461,030
Derivative instruments	105,014	189,410
Available-for-sale securities	25,547	27,927
Valuation allowances	(190,848)	(256,325)

Total deferred income tax assets, net	1,289,413	1,255,910

Net deferred income tax asset (liabilities)	$1,972	$(12,115)

Valuation allowances of $190.8 million and $256.3 million were recognized to offset net deferred income tax assets as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, the Company reversed valuation allowances of $20.6 million related to state deferred tax assets since it is more like than not that these state deferred tax assets will be realized. The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2009			December 31, 2008
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$(7,020)	$(27,927)	$(34,947)	$(63,172)	$(27,927)	$(91,099)
State	66,732	(44,810)	21,922	78,479	(74,815)	3,664
Foreign	60,424	(60,424)	—	50,239	(50,239)	—
Other comprehensive income (loss)	72,684	(57,687)	14,997	178,664	(103,344)	75,320

Total	$192,820	$(190,848)	$1,972	$244,210	$(256,325)	$(12,115)

The valuation allowance recorded in other comprehensive income relates to the changes in the Company’s overall deferred tax position due to the deferred tax asset recorded in conjunction with the decline in the fair market value of the Company’s interest rate swaps and change in unrealized gain (loss) on available-for-sale securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

At December 31, 2009, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $1.8 billion, $1.0 billion and $0.1 billion, respectively, which are available to offset future taxable income. If not utilized, the Company’s U.S. federal net operating loss carryforwards expire starting in 2021 and ending in 2029, and the state net operating carryforwards expire starting in 2010 and ending in 2029. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements is met. The utilization of the loss carryforwards is subject to certain limitations. The Company’s U.S. federal and state income tax returns generally remain open to examination by taxing authorities until three years after the applicable loss carryforwards have been used or expired.

Upon adoption of accounting standards for uncertain tax positions during 2007, the Company recorded (1) a decrease to its tax liabilities related to previously unrecorded tax benefits as an adjustment to the opening balance of accumulated deficit of $4.7 million and (2) an increase to its deferred tax asset and related valuation allowance of $74.9 million related to previously unrecognized tax benefits.

The aggregate changes in the balance of unrecognized tax benefits are as follows:

	Years Ended December 31,
	2009	2008
Balance at the beginning of year	$3,213	$74,900
Increases related to prior year tax positions	—	3,213
Reductions for settlements with taxing authorities	—	(74.900)

Balance at the end of year	$3,213	$3,213

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

11. Noncontrolling Interests

As discussed in note 2, on January 1, 2009, the Company adopted certain amendments to accounting guidance relating to noncontrolling interests. Noncontrolling interests primarily represent the noncontrolling shareholders’ 22.4% interests in CCAL, the Company’s 77.6% majority-owned subsidiary, and the noncontrolling shareholders’ approximately 2% interests in Mountain Union Telecom, LLC (from July 1, 2006 to January 2, 2007). In May 2007, CCAL issued a capital return of approximately $166.0 million, including $37.2 million to its noncontrolling shareholders. Upon issuance of the capital return, the Company recorded a reduction in additional paid-in capital of $8.9 million as a result of the capital return to the CCAL noncontrolling shareholders exceeding the carrying value of the noncontrolling interests in CCAL.

12. Redeemable Preferred Stock

Redeemable preferred stock consists of the following:

	December 31,
	2009	2008
6.25% Convertible Preferred Stock	$315,654	$314,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

6.25% Convertible Preferred Stock

The Company originally issued 8.1 million shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock. The dividends were paid with approximately $19.9 million of cash for each of the years ended December 31, 2009, 2008 and 2007. The amortization of the issue costs on the 6.25% Convertible Preferred Stock to “dividends on preferred stock” was $0.9 million for each of years ended December 31, 2009, 2008 and 2007. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends.

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

13. Stockholders’ Equity

Purchases of the Company’s Common Stock

In January 2008, the Company purchased 1.1 million shares of common stock in public market transactions utilizing $42.0 million in cash.

In January 2007, the Company purchased an aggregate of 17.7 million shares of its common stock from (1) certain investment funds affiliated with Fortress Investment Group, (2) Greenhill Capital Partners L.P. and certain of its related partnerships, and (3) Abrams Capital Partners L.P. (collectively “Global Signal Significant Stockholders”). The Company paid total consideration of $600.5 million in cash to effect these purchases. These purchases of common stock were primarily funded through borrowings under the 2007 Term Loans. In addition, during 2007, the Company purchased 3.2 million shares of common stock in public market transactions, utilizing $126.0 million in cash to effect these purchases.

Issuances of Common Stock

For the years ended December 31, 2009, 2008 and 2007, the Company issued 59,500, 32,977 and 30,752 shares, respectively, of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 of $1.0 million, $1.2 million and $1.1 million, respectively.

In connection with the Global Signal Merger, the Company issued 98.1 million shares of common stock to the stockholders of Global Signal which were recorded at a value of $34.20 per share. See note 3.

4% Convertible Senior Notes

During the year ended December 31, 2008 holders converted $63.8 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. As of December 31, 2009, there were no 4% Convertible Senior Notes outstanding.

Stock Options and Restricted Stock Awards

See note 14 for a discussion of the stock option and restricted stock awards activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

14. Stock-based Compensation

Stock Compensation Plans

The Crown Castle International Corp. 2001 Stock Incentive Plan (“2001 Stock Incentive Plan”) and the Crown Castle International Corp. 2004 Stock Incentive Plan (“2004 Stock Incentive Plan”), which are both stockholder-approved, permit the grant of stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2009, the Company has 10.0 million shares available for future issuance pursuant to its stock compensation plans.

Since 2003, the Company has used CCIC restricted stock awards as a long-term incentive to its employees. The Company has not granted CCIC stock options since 2003 and has not granted options to executive management since October 2001. In addition, CCAL may award options to its employees and directors for the purchase of CCAL shares. The CCAL vested options and shares may be periodically settled in cash. The liability for the CCAL options was $2.7 million and $6.2 million, respectively, as of December 31, 2009 and 2008.

Restricted Stock Awards

The Company’s restricted stock awards to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company’s common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, and (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Such restricted stock awards vest over periods up to five years.

The following is a summary of the restricted stock award activity during the year ended December 31, 2009.

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands of shares)	(In dollars per share)
Shares outstanding at the beginning of year	2,749	$26.2
Shares granted	2,237	10.1
Shares vested	(366)	26.5
Shares forfeited	(466)	17.7

Shares outstanding at end of year	4,154	$18.4

For the years ended December 31, 2009, 2008 and 2007, the Company granted 2.2 million shares, 1.4 million shares and 1.4 million shares, respectively, of restricted stock awards to the Company’s executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2009, 2008 and 2007 was $10.08, $26.38 and $23.76 per share, respectively. The weighted-average requisite service period for the restricted stock awards granted during 2009 was 2.6 years.

During the year ended December 31, 2009, the Company granted 0.8 million shares of restricted stock awards that time vest over a three-year period. During the year ended December 31, 2009, the Company granted 1.4 million shares of restricted stock awards (“2009 performance awards”) to the Company’s executives and certain other employees which may vest on the third anniversary of the grant date based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. If the highest average price achieved during the performance period is the minimum, target, or maximum price of $23.15, $28.10 and $39.06, respectively, then 25%, 50% or 100%, respectively, of the 2009 performance awards vest. Achieving a highest average price equal to the minimum price, target price or maximum price would require the common stock to achieve a compound annual growth rate (CAGR) of approximately 13%, 21% or 35%, respectively, from the grant date closing common stock price per share of $15.99. If the highest average price achieved during the performance period is between the minimum and maximum prices then the percentage of the shares that vest is determined based on a pro rata basis in relation to the minimum, target and maximum price. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Certain restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company’s common stock does not achieve certain price targets. During 2009, 0.4 million restricted stock awards granted to the Company’s executives and certain other employees forfeited as the price target of $42.50 was not met for 20 consecutive days. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved. The following is a summary of restricted stock awards granted in 2009, 2008 and 2007 with these forfeiture provisions:

Restricted Stock Award	Grant Date	Shares Awarded	Market Condition Price Target (a)		Date Unvested Amounts May Be Forfeited(b)
		(In thousands of shares)	(In dollars per share)
Performance award for executives(e)	February 2007	279	$41.4		February 22, 2011
Integration awards	February 2007	673	44.5		December 31, 2008(c)
Performance award for executives	February 2008	329	41.5		February 21, 2011
Performance award for non-executives	February 2008	306	41.5		February 21, 2011
Performance award for executives	February 2009	1,025	23.2-39.1	(d)	February 19, 2012
Performance award for non-executives	February 2009	400	23.2-39.1	(d)	February 19, 2012

(a)	Price target must be achieved for 20 consecutive trading days.
(b)	If the price target begins to be met on or prior to these dates and the 20 consecutive trading days is completed after these dates, the remaining unvested restricted stock awards will vest as of the end of 20 consecutive trading day period.
(c)	During 2007, because of the critical importance of successfully integrating Global Signal into Crown Castle, the integration awards were granted to certain executives and non-executive employees. On December 31, 2008, the integration awards granted during 2007 were forfeited as the market performance target was not met. In December 2008, the Company granted new restricted stock awards totaling 0.4 million shares that vest over three years and contain no market conditions to the non-executive employees who previously received the integration awards.
(d)	As discussed above, if the highest average price achieved during the performance period is between the minimum and maximum prices then the percentage of the shares that vest is determined based on a pro rata basis in relation to the minimum, target and maximum price.
(e)	These awards granted as well as those granted in 2007 to nonexecutives contain provisions for accelerated vesting based on the market performance of the Company’s common stock. The first one-third of the performance awards have accelerated vested. In order to reach the second and third target levels for accelerated vesting of an additional one-third, the market price of the common stock would have to close at or above $45.63 per share and $52.47 per share, respectively (115% of each of the previous target levels), for 20 consecutive days.

The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the year ended December 31, 2009 with market conditions.

	Years Ended December 31,
	2009	2008	2007
Risk-free rate	1.3%	2.4%	4.7%
Expected volatility	46%	27%	28%
Expected dividend rate	0%	0%	0%

The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $28.2 million, $24.7 million and $20.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2009 is $25.8 million and is estimated to be recognized over a weighted-average period of less than one year.

The following table is a summary of the restricted stock awards vested during the years ended December 31, 2007 to 2009.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2007	305	10,686
2008	224	8,018
2009	366	9,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

CCIC Stock Options

The Company has not granted CCIC stock options since awarding 55,000 options during the year ended December 31, 2003 and has not granted options to executive management since October 2001.

A summary of CCIC stock option activity under the various equity incentive plans is as follows for the year ended December 31, 2009:

	Number of Shares	Weighted- Average Exercise Price(a)
	(In thousands of shares)	(In dollars per share)
Options outstanding at beginning of year	3,999	$16.7
Options exercised	(2,551)	17.5
Options expired or forfeited	(68)	19.3

Options outstanding at end of year	1,380	15.1

Options exercisable at end of year	1,380	15.1

(a)	The maximum contractual term of the CCIC stock options is ten years.

The intrinsic value of CCIC stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $38.2 million, $10.4 million and $23.9 million, respectively. The intrinsic value of CCIC stock options outstanding and exercisable at December 31, 2009 was $33.1 million. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2009, 2008 and 2007 of $44.7 million, $8.7 million and $28.6 million, respectively. The Company uses newly issued shares of common stock to settle CCIC option exercises.

A summary of options outstanding as of December 31, 2009 is as follows:

Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Weighted- Average Remaining Contractual Term
	(In thousands of shares)		(In years)
$1.74 to $5.00	35	35	2.8
5.01 to 10.00	829	829	1.8
10.01 to 39.04	505	505	0.8
39.05 to 39.75	11	11	0.2

Total weighted-average	1,380	1,380	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Stock-based Compensation by Segment

The following table discloses the components of stock-based compensation expense. No amounts have been included in the carrying value of assets during the years ended December 31, 2009, 2008 and 2007. For the years ended December 31, 2009, 2008 and 2007, the Company recorded tax benefits of $10.2 million, $9.1 million and $8.2 million, respectively, related to stock-based compensation expense.

	Year Ended December 31, 2009
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$967	$—	$967
Network services and other costs of operations	1,207	—	1,207
General and administrative expenses	27,051	1,080	28,131

Total stock-based compensation	$29,225	$1,080	$30,305

	Year Ended December 31, 2008
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$935	$—	$935
Network services and other costs of operations	870	—	870
General and administrative expenses	24,091	2,871	26,962

Total stock-based compensation	$25,896	$2,871	$28,767

	Year Ended December 31, 2007
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$396	$—	$396
Network services and other costs of operations	371	—	371
General and administrative expenses	19,608	4,712	24,320
Restructuring charges (credits)	2,377	—	2,377
Acquisition and integration costs	790	—	790

Total stock-based compensation	$23,542	$4,712	$28,254

15. Employee Benefit Plans

The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $5.2 million, $4.4 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

16. Related Party Transactions

On January 19, 2007, the Company purchased 17.7 million shares from the Global Signal Significant Stockholders in a private transaction. See note 13.

17. Commitments and Contingencies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

In February 2007, plaintiffs filed a consolidated petition styled In Re Crown Castle International Corp. Derivative Litigation, Cause No. 2006-49592; in the 234th Judicial District Court, Harris County, Texas which consolidated five stockholder derivative lawsuits filed in 2006. The lawsuit names various of the Company's current and former directors and officers. The lawsuit makes allegations relating to the Company's historic stock option practices and alleges claims for breach of fiduciary duty and other similar matters. Among the forms of relief, the lawsuit seeks alleged monetary damages sustained by CCIC. In October 2009, the plaintiffs’ claims with respect to the consolidated petition styled Re Crown Castle International Corp. Derivative Litigation Cause No. 2006-49592, in the 234th Judicial District Court, Harris County, Texas were dismissed with prejudice. This order to dismiss is appealable by the plaintiff.

Asset Retirement Obligations

Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for contingent retirement obligations amounted to $4.9 million, $2.5 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, liabilities for contingent retirement obligations amounted to $58.8 million and $53.8 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2009, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.8 billion. See note 2.

Property Tax Commitments

The Company is obligated to pay, or reimburse others for, property taxes related to the Company’s towers pursuant to operating leases with landlords and other contractual agreements. For the year ended December 31, 2009, the Company paid, or reimbursed others for, property taxes of approximately $47 million, inclusive of the payment to Sprint Nextel discussed below. For the year ended December 31, 2010, the Company estimates that it will pay, or reimburse others for, property taxes of approximately $48 million, inclusive of the payment to Sprint Nextel discussed below. The property taxes for the year ended December 31, 2010 and future periods are contingent upon new assessments of the towers and the Company’s appeals of assessments.

As a result of a commitment that remained effective at the closing of the Global Signal Merger, the Company has an obligation to reimburse Sprint Nextel for property taxes Sprint Nextel will pay for the Company’s Sprint Towers. The Company paid $14.5 million for the year ended December 31, 2009 and expects to pay $15.0 million for the year ended December 31, 2010. The amount per tower to be paid to Sprint Nextel increases by 3% each successive year through 2037, the expiration of the lease term. See note 3.

Letters of Credit

The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through the Company’s lenders in amounts aggregating $14.1 million and expire on various dates through August 2011.

Operating Lease Commitments

See note 18 for a discussion of the operating lease commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

18. Leases

Tenant Leases

The following table is a summary of the rental cash payments to the Company, as a lessor, by tenants pursuant to lease agreements in effect as of December 31, 2009. Generally, the Company’s leases with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant’s option and (2) only limited termination rights at the tenant’s option through the current term. The tenant rental payments included in the table below are through the current term and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Tenant leases	$1,505,094	$1,477,587	$1,390,984	$1,311,641	$1,208,972	$6,023,110

Operating Leases

The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to lease agreements in effect as of December 31, 2009. The Company is obligated under non-cancelable operating leases for land under 73% of its towers, office space and equipment. In addition, the Company has operating leases under which it manages space on towers owned by third parties under 3% of its towers. The majority of these operating lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company’s option and annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land. Approximately 44% of the Company’s site rental gross margins for the year ended December 31, 2009 are derived from towers where the leases for land under such towers have final expiration dates of greater than 15 years, inclusive of renewals at the Company’s option. The operating lease payments included in the table below include payments for certain renewal periods at the Company’s option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
Operating leases	$289,335	$296,193	$300,613	$303,625	$304,503	$3,714,613

Rental expense from operating leases was $316.2 million, $313.1 million and $309.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $53.1 million, $49.5 million and $49.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

19. Operating Segments and Concentrations of Credit Risk

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Year Ended December 31, 2009				Year Ended December 31, 2008				Year Ended December 31, 2007
	CCUSA	CCAL	Elim(b)	Consolidated Total	CCUSA	CCAL	Elim(b)	Consolidated Total	CCUSA	CCAL	Elim(b)	Consolidated Total
Net revenues:
Site rental	$1,466,552	$76,640	$—	$1,543,192	$1,324,677	$77,882	$—	$1,402,559	$1,214,965	$71,503	$—	$1,286,468
Network services and other	134,545	7,670	—	142,215	113,392	10,553	—	123,945	89,706	9,312	—	99,018

	1,601,097	84,310	—	1,685,407	1,438,069	88,435	—	1,526,504	1,304,671	80,815	—	1,385,486

Costs of operations(a):
Site rental	433,481	23,079	—	456,560	432,896	23,227	—	456,123	421,507	21,835	—	443,342
Network services and other	88,393	4,415	—	92,808	77,360	5,092	—	82,452	60,028	5,714	—	65,742
General and administrative	141,149	11,923	—	153,072	133,439	16,147	—	149,586	126,108	16,738	—	142,846
Restructuring charges (credits)	—	—	—	—	—	—	—	—	3,191	—	—	3,191
Asset write-down charges	18,611	626	—	19,237	16,696	192	—	16,888	65,515	—	—	65,515
Acquisition and integration costs	—	—	—	—	2,504	—	—	2,504	25,418	—	—	25,418
Depreciation, amortization and accretion	502,017	27,722	—	529,739	498,834	27,608	—	526,442	512,389	27,515	—	539,904

Operating income (loss)	417,446	16,545	—	433,991	276,340	16,169	—	292,509	90,515	9,013	—	99,528
Interest expense and amortization of deferred financing costs	(443,960)	(15,403)	13,481	(445,882)	(351,339)	(25,079)	22,304	(354,114)	(346,995)	(16,210)	12,946	(350,259)
Impairment of available-for-sale securities	—	—	—	—	(55,869)	—	—	(55,869)	(75,623)	—	—	(75,623)
Gains (losses) on purchases and redemptions of debt	(91,079)	—	—	(91,079)	42	—	—	42	—	—	—	—
Net gain (loss) on interest rate swaps	(92,966)	—	—	(92,966)	(37,888)	—	—	(37,888)	—	—	—	—
Interest and other income (expense)	17,429	1,465	(13,481)	5,413	23,790	615	(22,304)	2,101	21,515	782	(12,946)	9,351
Benefit (provision) for income taxes	77,718	(1,318)	—	76,400	106,553	(2,192)	—	104,361	95,304	(1,265)	—	94,039

Net income (loss)	(115,412)	1,289	—	(114,123)	(38,371)	(10,487)	—	(48,858)	(215,284)	(7,680)	—	(222,964)
Less: Net income (loss) attributable to the noncontrolling interest	—	209	—	209	—	—	—	—	(362)	211	—	(151)

Net income (loss) attributable to CCIC stockholders	$(115,412)	$1,080	$—	$(114,332)	$(38,371)	$(10,487)	$—	$(48,858)	$(214,922)	$(7,891)	$—	$(222,813)

Capital expenditures	$166,883	$6,652	$—	$173,535	$406,065	$44,667	$—	$450,732	$279,978	$20,027	$—	$300,005

Total assets (at year end)	$10,928,761	$297,801	$(269,956)	$10,956,606	$10,330,433	$243,657	$(212,368)	$10,361,722

(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009				Year Ended December 31, 2008				Year Ended December 31, 2007
	CCUSA	CCAL	Elim(c)	Consolidated Total	CCUSA	CCAL	Elim(c)	Consolidated Total	CCUSA	CCAL	Elim(c)	Consolidated Total
Net income (loss)	$(115,412)	$1,289	$—	$(114,123)	$(38,371)	$(10,487)	$—	$(48,858)	$(215,284)	$(7,680)	$—	$(222,964)
Adjustments to increase (decrease) net income (loss):
Restructuring charges (credits)(a)	—	—	—	—	—	—	—	—	3,191	—	—	3,191
Asset write-down charges	18,611	626	—	19,237	16,696	192	—	16,888	65,515	—	—	65,515
Acquisition and integration costs(a)	—	—	—	—	2,504	—	—	2,504	25,418	—	—	25,418
Depreciation, amortization and accretion	502,017	27,722	—	529,739	498,834	27,608	—	526,442	512,389	27,515	—	539,904
Interest expense and amortization of deferred financing costs	443,960	15,403	(13,481)	445,882	351,339	25,079	(22,304)	354,114	346,995	16,210	(12,946)	350,259
Impairment of available-for-sale securities	—	—	—	—	55,869	—	—	55,869	75,623	—	—	75,623
Gains (losses) on purchases and redemptions of debt	91,079	—	—	91,079	(42)	—	—	(42)	—	—	—	—
Net gain (loss) on interest rate swaps	92,966	—	—	92,966	37,888	—	—	37,888	—	—	—	—
Interest and other income (expense)	(17,429)	(1,465)	13,481	(5,413)	(23,790)	(615)	22,304	(2,101)	(21,515)	(782)	12,946	(9,351)
Benefit (provision) for income taxes	(77,718)	1,318	—	(76,400)	(106,553)	2,192	—	(104,361)	(95,304)	1,265	—	(94,039)
Stock-based compensation expense(b)	29,225	1,080	—	30,305	25,896	2,871	—	28,767	20,375	4,712	—	25,087

Adjusted EBITDA	$967,299	$45,973	$—	$1,013,272	$820,270	$46,840	$—	$867,110	$717,403	$41,240	$—	$758,643

(a)	Including stock-based compensation expense.
(b)	Exclusive of charges included in acquisition and integration costs and restructuring charges.
(c)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

Geographic Information

A summary of net revenues by country, based on the location of the Company’s subsidiary, is as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$1,597,790	$1,434,203	$1,300,640
Australia	84,310	88,435	80,815
Other countries	3,307	3,866	4,031

Total net revenues	$1,685,407	$1,526,504	$1,385,486

A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2009	2008
United States	$9,059,384	$9,398,821
Australia	209,547	180,691
Other countries	17,278	15,896

Total long-lived assets	$9,286,209	$9,595,408

Major Customers

The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2009	2008	2007
Sprint Nextel Corp.	22%	24%	26%
AT&T	20%	19%	20%
Verizon Wireless	18%	15%	15%
T-Mobile	13%	12%	10%

Total	73%	70%	71%

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company’s restricted cash is predominately held and directed by a trustee (see note 2). See note 8 regarding counterparty credit risk relating to interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

20. Restructuring Charges, Acquisition and Integration Costs, Asset Write-Down Charges and Exit Costs

Overview

The following is a summary of the components of the restructuring charges and asset write-down charges for the years ended December 31, 2009, 2008 and 2007. The acquisition and integration costs for the years ended December 31, 2008 and 2007 related to the Global Signal Merger.

	Years Ended December 31,
	2009		2008		2007
	Restructuring Charges	Asset Write- Down Charge	Restructuring Charges	Asset Write- Down Charge	Restructuring Charges	Asset Write- Down Charge
Modeo	$—	$—	$—	$—	$3,080	$57,599
Tower write-down charges	—	18,968	—	14,403	—	7,916
Below-market leases	—	269	—	2,415	—	—
Other	—	—	—	70	111	—

Total	$—	$19,237	$—	$16,888	$3,191	$65,515

Modeo

As part of the lease of the Spectrum in 2007, the Company also transferred for nominal consideration the subsidiary holding the assets related to its former trial network in New York City. For the year ended December 31, 2007, the Company recorded asset write-down charges at CCUSA of $57.6 million related to the write-off of substantially all of the Company’s Modeo assets other than the Spectrum. The assets written off were comprised primarily of construction in process related to (1) the mobile television network in New York City and (2) the planned expansion of the network for broadcasting live television to mobile devices beyond New York City. For the year ended December 31, 2007, the Company recorded restructuring charges at CCUSA of $3.1 million related to the termination of the Modeo employees, including $2.4 million of stock-based compensation related to the accelerated vesting and the change in fair value of the Modeo options that were accounted for as liability awards. During the year ended December 31, 2007, 42,450 Modeo options were settled in cash for an aggregate intrinsic value of $3.0 million. The remaining Modeo options were forfeited. The Company does not expect to incur additional restructuring charges in the future related to Modeo.

A summary of the Modeo restructuring charges within the CCUSA segment are as follows:

	Years Ended December 31,
	2008	2007
Amounts accrued at beginning of period	$272	$—
Amounts charged to expense	—	3,080	(a)
Amounts paid	(272)	(2,808)

Amounts accrued at end of period	$—	$272

(a)	Inclusive of stock-based compensation charges of $2.4 million.

Global Signal Merger

Subsequent to the closing of the Global Signal Merger, the Company finalized plans for the integration of Global Signal’s operations and wireless communications tower portfolio into the Company’s policies, procedures, operations and systems. As a result of the Global Signal integration plans, for the year ended December 31, 2007, the Company recorded $8.3 million of acquisition and integration costs related to severance and retention bonuses paid to involuntarily terminated employees of Global Signal with service obligations to the Company. In addition, for the years ended December 31, 2007 and 2008, the Company incurred other incremental costs directly related to the integration of $17.1 million and $2.5 million, respectively, including, among other things, costs related to contracted employees to assist with the integration of the acquired operations and tower portfolio, and stock-based compensation charges for restricted stock awards assumed in the Global Signal Merger.

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

	Years Ended December 31,
	2008	2007
Amounts accrued at beginning of period	$367	$—
Amounts charged to acquisition and integration costs	—	8,294
Amounts paid	(367)	(7,927)

Amounts accrued at end of period	$—	367

The following table summarizes the activity of the liability for exit costs within the CCUSA segment recorded in the allocation of the Global Signal purchase price. The exit costs recorded in the allocation of the purchase price for the Global Signal Merger related to a severance liability of $1.3 million for obligations to former executives of Global Signal who were terminated upon completion of the Global Signal Merger and a $1.1 million liability for office lease obligations of Global Signal. See note 3.

	Years Ended December 31,
	2009	2008	2007
Amounts accrued at beginning of period	$552	$966	$—
Amounts charged to acquisition and integration costs	—	—	2,362
Amounts paid	(293)	(414)	(1,396)

Amounts accrued at end of period	$259	$552	966

Tower Write-Down Charges

During the years ended December 31, 2009, 2008 and 2007, the Company abandoned or disposed of certain towers and wrote-off site acquisition and permitting costs for towers that will not be completed. For the years ended December 31, 2009, 2008 and 2007, the Company recorded related asset write-down charges at CCUSA of $18.3 million, $14.1 million, and $7.9 million, respectively, and the remainder related to CCAL.

21. Supplemental Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$331,681	$330,491	$324,605
Income taxes paid	5,597	6,582	4,218
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities (note 6)	6,799	(55,869)	(94,870)
Common stock issued in connection with the conversion of debt (note 13)	—	63,340	37
Common stock issued and assumption of warrants and restricted stock awards in connection with the Global Signal Merger (note 3)	—	—	3,373,907
Increase (decrease) in the fair value of interest rate swaps (note 8)	(140,397)	(394,163)	(63,555)
Assets acquired through capital leases and installment sales	17,351	2,537	503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

22. Quarterly Financial Information (Unaudited)

Summary quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31	June 30		September 30		December 31
2009:
Net revenues	$402,910	$409,874		$429,079		$443,544
Operating income (loss)	97,247	98,489		118,801		119,454
Net income (loss) attributable to CCIC stockholders	10,577	(111,418	)(a)(b)	(31,639	)(a)	18,148	(a)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	0.02	(0.41	)(a)(b)	(0.13	)(a)	0.04	(a)

	Three Months Ended
	March 31	June 30		September 30		December 31
2008:
Net revenues	$370,621	$379,513		$384,348		$392,022
Operating income (loss)	69,003	68,566		75,996		78,944
Net income (loss) attributable to CCIC stockholders	(13,173)	60,339	(c)	(32,207	)(d)	(63,817	)(e)(f)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic	(0.07)	0.20	(c)	(0.13	)(d)	(0.24	)(e)(f)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – diluted	(0.07)	0.19	(c)	(0.13	)(d)	(0.24	)(e)(f)

(a)	Inclusive of net gain (loss) on interest rate swaps of $(38.7) million, $(37.9) million and $13.7 million net of tax for the quarters ending June 30, 2009, September 30, 2009 and December 31, 2009, respectively, or $(0.14) per share, $(0.13) per share and $0.05 per share, respectively. See note 8.
(b)	Inclusive of net losses from purchases and early retirement of debt of $64.1 million, net of tax, or $0.22 per share. See note 7.
(c)	Inclusive of tax benefits of $74.9 million, or $0.27 and $0.26 per basic and diluted share, respectively, resulting from the completion of an IRS examination. See note 10.
(d)	Inclusive of impairment charges of $23.7 million, net of tax, or $0.08 per share related to the write-down of the investment in FiberTower, classified as an available-for-sale security. See note 6.
(e)	Inclusive of impairment charges of $32.2 million or $0.11 per share, net of tax, related to the write-down of the investment in FiberTower, classified as an available-for-sale security. See note 6.
(f)	Inclusive of losses on interest rate swaps of $26.2 million or $0.09 per share, net of tax. See note 8.

23. Subsequent Events

Debt Purchases

The following is a summary of the purchases of debt through January 31, 2010.

	Principal Amount	Cash Paid(a)	Gain (Loss) (c)
2005 Tower Revenue Notes	$1,638,616	$1,651,256	$(15,718)
2006 Tower Revenue Notes (b)	223,637	236,412	(14,343)
2009 Securitized Notes (b)	5,000	5,250	(393)
9% Senior Notes	33,115	35,866	(6,175)
7.75% Secured Notes (b)	199,593	216,833	(26,139)

Total Purchases	$2,099,961	$2,145,617	$(62,768)

(a)	Exclusive of accrued interest.
(b)	These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.
(c)	Inclusive of the write-off of deferred financing costs and discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular dollars in thousands, except per share amounts)

2010 Tower Revenue Notes

On January 15, 2010, indirect subsidiaries of the Company issued $1.9 billion principal amount of senior secured notes (“2010 Tower Revenue Notes”) pursuant to the indenture governing the existing Tower Revenue Notes. The 2010 Tower Revenue Notes are secured on a first priority basis by a pledge of the equity interests of the subsidiaries holding such towers and by certain other assets of such subsidiaries. The 2010 Tower Revenue Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the subsidiaries issuing the tower revenue notes and the indirect subsidiary of the Company that is the direct parent of those issuers. The Tower Revenue Notes will be paid solely from the cash flows generated from operations of the towers held by the issuers of the Tower Revenue Notes. The Company has used the net proceeds of the 2010 Tower Revenue Notes to repay the portion of the 2005 Tower Revenue Notes not previously purchased. The 2010 Tower Revenue Notes have a weighted-average rate of 5.75% and consist of three series of $300.0 million, $350.0 million and $1.3 billion principal amount with anticipated repayment dates of 2015, 2017 and 2020, respectively.

The Company may repay the 2010 Tower Revenue Notes in whole or in part at any time after the second anniversary of the closing date, provided such repayment is accompanied by any applicable prepayment consideration.

The indenture governing the Tower Revenue Notes contains covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The Tower Revenue Notes contain financial covenants that could result in cash being deposited in a reserve account, with such cash being applied to repay the debt. See note 7.

Interest Rate Swaps

As a result of the refinancing of the 2005 Tower Revenue Notes in January 2010, the Company expects to reclassify the aggregate loss recorded in accumulated other comprehensive income of $155.3 million to earnings over a five-year period and recognize no ineffectiveness. Currently, the Company has not early settled the swaps hedging the refinancing of the 2005 Tower Revenue Notes. As a result, these swaps are no longer economic hedges of our exposure to LIBOR.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as of December 31, 2009, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee of the board of directors.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Crown Castle International Corp.:

We have audited Crown Castle International Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Castle International Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Crown Castle International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2009, and our report dated February 15, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 15, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required to be furnished pursuant to this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009:

Plan category(a)(b)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	1,380,197	$15.08	9,976,135
Equity compensation plans not approved by security holders	—	—	—

Total	1,380,197	$15.08	9,976,135

(a)	See note 14 to the consolidated financial statements for more detailed information regarding the registrant’s equity compensation plans.
(b)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant’s security holders.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes		Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2009	6,267	998	—	—	(1,802)	34		5,497

2008	6,684	1,588	—	—	(1,966)	(39)		6,267

2007	3,410	1,125	3,651	—	(1,529)	27		6,684

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes		Balance at End of Year
Allowance for Deferred Site Rental Receivables:
2009	—	3,600	—	—	—	—		3,600

2008	—	—	—	—	—	—		—

2007	—	—	—	—	—	—		—

		Additions		Deductions
	Balance at Beginning of Year	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(b)		Balance at End of Year
Deferred Tax Valuation Allowance:
2009	256,325	—	—	(32,761)	(45,657)	12,941		190,848

2008	148,093	15,467	103,344	—	—	(10,579)		256,325

2007	279,257	15,837	2,877	—	—	(149,878	)(a)	148,093

(a)	Amount relates to amounts reversed to goodwill in connection with the Global Signal Merger, amounts acquired in the Global Signal Merger and the adoption of certain amendments to accounting guidance. See note 10 to the consolidated financial statements.
(b)	Inclusive of the effects of exchange rate changes.

INDEX TO EXHIBITS

Item 15 (a) (3)

Exhibit Number		Exhibit Description

(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC

(d)	2.2	Amendment Number 1 to Formation Agreement, dated March 31, 1999, among Crown Castle International Corp., Cellco Partnership, doing business as Bell Atlantic Mobile, certain Transferring Partnerships and CCA Investment Corp.

(l)	2.3	Crown Atlantic Holding Company LLC Amended and Restated Operating Agreement, dated May 1, 2003, by and between Bell Atlantic Mobile, Inc. and CCA Investment Corp.

(d)	2.4	Crown Atlantic Company LLC Operating Agreement entered into as of March 31, 1999 by and between Cellco Partnership, doing business as Bell Atlantic Mobile, and Crown Atlantic Holding Sub LLC

(l)	2.5	Crown Atlantic Company LLC First Amendment to Operating Agreement, dated May 1, 2003, by Crown Atlantic Company LLC, and each of Bell Atlantic Mobile, Inc. and Crown Atlantic Holding Sub LLC

(e)	2.6	Agreement to Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., BellSouth Telecommunications Inc., The Transferring Entities, Crown Castle International Corp. and Crown Castle South Inc.

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.

(g)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(g)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.

(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC

(g)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated

(v)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(v)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b)	4.1	Specimen Certificate of Common Stock

(k)	4.2	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)

(o)	4.3	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes

(n)	4.4	Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(n)	4.5	Indenture Supplement, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, Series 2005-1, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(p)	4.6	Indenture Supplement, dated as of September 26, 2006, relating to the Indenture dated June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

Exhibit Number		Exhibit Description

(r)	4.7	Indenture Supplement, dated as of November 29, 2006, relating to the Senior Secured Tower Revenue Notes, Series 2006-1, by and among The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(jj)	4.8	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-1, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to J.P. Morgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(jj)	4.9	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-2, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(jj)	4.10	Indenture Supplement, dated as of January 15, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-3, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(q)	4.11	Stockholders Agreement, dated as of October 5, 2006, by and among Fortress Pinnacle Investment Fund, FRIT PINN LLC, Fortress Registered Investment Trust, FRIT Holdings LLC, FIT GSL LLC, Greenhill Capital Partners LLC, GCP SPV1, LLC, GCP SPV2, LLC, Abrams Capital International Ltd., Abrams Capital Partners I, LP, Abrams Capital Partners II, LP, Whitecrest Partners, LP, Riva Capital Partners, LP, 222 Partners, LLC and Crown Castle International Corp.

(aa)	4.12	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee

(aa)	4.13	Supplemental Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9% Senior Notes due 2015

(ff)	4.14	Indenture dated April 30, 2009, relating to the 7.750% Senior Secured Notes due 2017, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., the Guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee

(gg)	4.15	Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(gg)	4.16	Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

Exhibit Number		Exhibit Description

(hh)	4.17	Second Supplemental Indenture dated October 23, 2009, relating to 7.125% Senior Notes due 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee

(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)

(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)

(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile

(h)	10.4	Crown Castle International Corp. 2001 Stock Incentive Plan

(i)	10.5	Form of Option Agreement pursuant to 2001 Stock Incentive Plan

(j)	10.6	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(w)	10.7	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk

(ee)	10.8	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009

(j)	10.9	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(v)	10.10	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended

(m)	10.11	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan

(m)	10.12	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan

(m)	10.13	Form of Severance Agreement between Crown Castle International Corp. and each of James D. Young and James D. Cordes

(w)	10.14	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young

(y)	10.15	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley

(ee)	10.16	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009

(bb)	10.17	Crown Castle International Corp. 2009 EMT Annual Incentive Plan

(x)	10.18	Summary of Non-Employee Director Compensation

(n)	10.19	Management Agreement, dated as of June 8, 2005, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(p)	10.20	Management Agreement Amendment, dated September 26, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively, as Owners

(r)	10.21	Joinder and Amendment to Management Agreement, dated as of November 29, 2006, by and among Crown Castle USA Inc., as Manager, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, Crown Castle GT Holding Sub LLC and Crown Castle Atlantic LLC, collectively as Owners

(n)	10.22	Cash Management Agreement, dated as of June 8, 2005, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, as Issuers, JPMorgan Chase Bank, N.A., as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

Exhibit Number		Exhibit Description

(r)	10.23	Joinder to Cash Management Agreement, dated as of November 29, 2006, by and among Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC, Crown Castle MUPA LLC, as Issuers, The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, Crown Castle USA Inc., as Manager, Crown Castle GT Holding Sub LLC, as Member of Crown Castle GT Company LLC, and Crown Castle Atlantic LLC, as Member of Crown Atlantic Company LLC

(n)	10.24	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee

(s)	10.25	Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(u)	10.26	First Amendment to Credit Agreement, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(z)	10.27	Second Extension Agreement dated as of January 6, 2009, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(ii)	10.28	Amendment to Credit Agreement (and related pledge agreements), dated December 23, 2009, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, CCGS Holdings LLC, Global Signal Operating Partnership, L.P., the lenders named therein and The Royal Bank of Scotland plc

(t)	10.29	Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(u)	10.30	Amendment to Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(u)	10.31	Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(cc)	10.32	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(dd)	10.33	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(dd)	10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(dd)	10.35	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(dd)	10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(dd)	10.37	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(dd)	10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

Exhibit Number		Exhibit Description

(ff)	10.39	Management Agreement, dated as of April 30, 2009, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(ff)	10.40	Cash Management Agreement, dated as of April 30, 2009, by and among CC Holdings GS V LLC, as Issuer, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, the Guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Crown Castle USA Inc., as Manager

(gg)	10.41	Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(gg)	10.42	Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(gg)	10.43	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

*	11	Computation of Net Income (Loss) per Common Share

*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

*	21	Subsidiaries of Crown Castle International Corp.

*	23	Consent of KPMG LLP

*	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).
(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).
(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on December 10, 1998.
(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on April 12, 1999.
(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on June 9, 1999.
(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on November 12, 1999.
(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) for the year ended December 31, 1999.
(h)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.
(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.
(j)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 8, 2003.
(k)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).
(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.
(m)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 2, 2005.
(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.

(o)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.
(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.
(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 11, 2006.
(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.
(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.
(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.
(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.
(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(w)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.
(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2008
(y	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008
(z)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 6, 2009
(aa)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009
(bb)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 25, 2009
(cc)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(dd)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
(ee)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on April 8, 2009.
(ff)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 5, 2009.
(gg)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 4, 2009.
(hh)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on October 28, 2009.
(ii)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 28, 2009.
(jj)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of February, 2010.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2009 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 15th day of February, 2010.

Name	Title

/s/ W. BENJAMIN MORELAND W. Benjamin Moreland	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAY A. BROWN Jay A. Brown	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ ROB A. FISHER Rob A. Fisher	Vice President and Controller (Principal Accounting Officer)

/s/ J. LANDIS MARTIN J. Landis Martin	Chairman of the Board of Directors

/s/ DAVID C. ABRAMS David C. Abrams	Director

/s/ CINDY CHRISTY Cindy Christy	Director

/s/ ARI Q. FITZGERALD Ari Q. Fitzgerald	Director

/s/ ROBERT E. GARRISON II Robert E. Garrison II	Director

/s/ DALE N. HATFIELD Dale N. Hatfield	Director

/s/ LEE W. HOGAN Lee W. Hogan	Director

Name	Title

/s/ EDWARD C. HUTCHESON, JR. Edward C. Hutcheson, Jr.	Director

/s/ JOHN P. KELLY John P. Kelly	Director

/s/ ROBERT F. MCKENZIE Robert F. McKenzie	Director