Form 10-Q
period 2010-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2010-05-10
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding at April 30, 2010: 290,439,491

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

Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under “Part II—Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397,496	$766,146
Restricted cash	174,722	213,514
Receivables, net of allowance of $5,517 and $5,497, respectively	41,265	44,431
Prepaid expenses	65,788	68,551
Deferred income tax assets	110,529	76,089
Other current assets	24,269	27,302

Total current assets	814,069	1,196,033
Restricted cash	5,000	5,000
Property and equipment, net of accumulated depreciation of $3,141,869 and $3,040,572, respectively	4,842,394	4,895,983
Goodwill	1,984,823	1,984,804
Other intangible assets, net of accumulated amortization of $514,743 and $476,895, respectively	2,385,930	2,405,422
Other assets, net	528,293	469,364

Total assets	$10,560,509	$10,956,606

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,771	$33,053
Accrued interest	54,989	69,476
Deferred revenues	171,710	179,649
Interest rate swaps	279,102	160,121
Other accrued liabilities	77,251	94,610
Short-term debt, current maturities of debt and other obligations	19,553	217,196

Total current liabilities	627,376	754,105
Debt and other long-term obligations	6,368,763	6,361,954
Deferred ground lease payables	244,806	236,444
Deferred income tax liabilities	107,139	74,117
Interest rate swaps	73,165	140,481
Other liabilities	136,265	137,766

Total liabilities	7,557,514	7,704,867

Commitments and contingencies (note 8)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2010 and December 31, 2009—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	315,886	315,654
CCIC stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2010—291,230,613 and December 31, 2009—292,729,684	2,912	2,927
Additional paid-in capital	5,592,251	5,685,874
Accumulated other comprehensive income (loss)	(155,112)	(124,224)
Accumulated deficit	(2,752,812)	(2,628,336)

Total CCIC stockholders’ equity	2,687,239	2,936,241
Noncontrolling interest	(130)	(156)

Total equity	2,687,109	2,936,085

Total liabilities and equity	$10,560,509	$10,956,606

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net revenues:
Site rental	$406,872	$367,667
Network services and other	37,455	35,243

Net revenues	444,327	402,910

Operating expenses:
Costs of operations(a):
Site rental	113,755	109,698
Network services and other	26,296	22,061
General and administrative	39,473	36,637
Asset write-down charges	1,562	4,091
Depreciation, amortization and accretion	132,868	133,176

Total operating expenses	313,954	305,663

Operating income (loss)	130,373	97,247
Interest expense and amortization of deferred financing costs	(120,781)	(105,587)
Gains (losses) on purchases and redemptions of debt	(66,434)	13,350
Net gain (loss) on interest rate swaps	(73,276)	3,795
Interest and other income (expense)	379	(246)

Income (loss) before income taxes	(129,739)	8,559
Benefit (provision) for income taxes	10,339	1,491

Net income (loss)	(119,400)	10,050
Less: Net income (loss) attributable to the noncontrolling interest	(125)	(527)

Net income (loss) attributable to CCIC stockholders	(119,275)	10,577
Dividends on preferred stock	(5,201)	(5,201)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(124,476)	$5,376

Net income (loss)	$(119,400)	$10,050
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	1,239	922
Derivative instruments net of taxes of $(12,349) and $(5,107), respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	(48,933)	48,234
Amounts reclassified into results of operations, net of taxes	11,196	893
Foreign currency translation adjustments	5,761	(5,012)

Comprehensive income (loss)	(150,137)	55,087
Less: Comprehensive income (loss) attributable to the noncontrolling interest	26	(539)

Comprehensive income (loss) attributable to CCIC stockholders	$(150,163)	$55,626

Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	$(0.43)	$0.02
Diluted	$(0.43)	$0.02
Weighted-average common shares outstanding (in thousands):
Basic	288,451	285,913
Diluted	288,451	287,608

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(119,400)	$10,050
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	132,868	133,176
Gains (losses) on purchases and redemptions of long-term debt	66,434	(13,350)
Amortization of deferred financing costs and other non-cash interest	18,871	10,404
Stock-based compensation expense	8,263	6,976
Asset write-down charges	1,562	4,091
Deferred income tax benefit (provision)	(13,767)	(3,234)
Income (expense) from forward-starting interest rate swaps	73,276	(3,795)
Other adjustments	839	821
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(14,487)	14,575
Increase (decrease) in accounts payable	(8,379)	(8,056)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(24,263)	(29,331)
Decrease (increase) in receivables	3,482	4,078
Decrease (increase) in prepaid expenses, deferred site rental receivables, restricted cash and other assets	(41,042)	(8,347)

Net cash provided by (used for) operating activities	84,257	118,058

Cash flows from investing activities:
Proceeds from disposition of property and equipment	1,742	2,431
Capital expenditures	(36,863)	(39,284)
Payments for investments	(21,800)	—

Net cash provided by (used for) investing activities	(56,921)	(36,853)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	813,744
Proceeds from issuance of capital stock	6,825	4,074
Principal payments on long-term debt and other long-term obligations	(4,231)	(1,625)
Purchases and redemptions of long-term debt	(2,149,653)	(226,707)
Purchases of capital stock	(108,726)	(1,052)
Payments under revolving credit agreements	—	(169,400)
Payments for financing costs	(31,358)	(28,550)
Payments for forward-starting interest rate swap settlements	(55,900)	—
Net (increase) decrease in restricted cash	51,976	(11,167)
Dividends on preferred stock	(4,969)	(4,969)

Net cash provided by (used for) financing activities	(396,036)	374,348

Effect of exchange rate changes on cash	50	(1,435)

Net increase (decrease) in cash and cash equivalents	(368,650)	454,118
Cash and cash equivalents at beginning of period	766,146	155,219

Cash and cash equivalents at end of period	$397,496	$609,337

See condensed notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(Tabular dollars in thousands, except per share amounts)

1. General

The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2009, and related notes thereto, included in the 2009 Form 10-K filed by Crown Castle International Corp. (“CCIC”) with the Securities and Exchange Commission (“SEC”). All references to the “Company” include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.

The Company owns, operates and leases towers and other communications structures (collectively, “towers”). The Company’s primary business is the renting of antenna space to wireless communication companies under long-term contracts. To a lesser extent, the Company performs network services primarily consisting of antenna installations and subsequent augmentations, as well as site acquisition services, engineering services, permitting, other construction services, and other services related to network development. The Company conducts its operations in the U.S. and Canada (collectively referred to as “CCUSA”) and Australia (referred to as “CCAL”).

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2010, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2010 and 2009. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the three months ended March 31, 2010.

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

Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Company’s 2009 Form 10-K.

New Accounting Pronouncements

No accounting pronouncements adopted during the three months ended March 31, 2010 had a material impact on the Company’s consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2010 but not yet adopted are expected to have a material impact on the Company’s consolidated financial statements. See the Company’s consolidated financial statements in the 2009 Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

2. Debt and Other Obligations

The Company’s indebtedness consists of the following:

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of March 31, 2010		Outstanding Balance as of December 31, 2009		Stated Interest Rate as of March 31, 2010(a)
Bank debt—variable rate:
Revolver	Jan. 2007	Sept. 2013		$—	(b)	$—		N/A	(c)
2007 Term Loans	Jan./March 2007	March 2014		630,500		632,125		1.8%	(c)

Total bank debt				630,500		632,125

Securitized debt—fixed rate:
2005 Tower Revenue Notes	June 2005	June 2035		—		1,638,616		—
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036	(d)	1,325,993		1,550,000		5.7%	(d)
2010 Tower Revenue Notes	Jan. 2010	2035 – 2040	(d)	1,900,000		—		5.8%	(d)
2009 Securitized Notes	July 2009	2019/2029	(i)	242,394		250,000		7.0%

Total securitized debt				3,468,387		3,438,616

High yield bonds—fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		796,247		823,809		9.0%	(e)
7.75% Secured Notes	April 2009	May 2017		973,769		1,167,225		7.8%	(f)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,576		497,533		7.1%	(g)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51		7.5%

Total high yield bonds				2,267,643		2,488,618

Other:
Capital leases and other obligations	Various	Various	(h)	21,786		19,791		Various	(h)

Total debt and other obligations				6,388,316		6,579,150

Less: current maturities and short-term debt and other current obligations				19,553	(j)	217,196	(j)

Non-current portion of long-term debt and other long-term obligations				$6,368,763		$6,361,954

(a)	Represents the weighted-average stated interest rate.
(b)	The availability is $400.0 million.
(c)

The Revolver currently bears interest at a rate per annum, at the election of CCOC, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 1.0% to 1.4% or LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company’s consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC’s election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.50% or LIBOR plus 1.50%. See note 3.

(d)

If the 2006 Tower Revenue Notes are not paid in full on or prior to November 2011 or the 2010 Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes.

(e)	The effective yield is approximately 11.3%, inclusive of the discount.
(f)	The effective yield is approximately 8.2%, inclusive of the discount.
(g)	The effective yield is approximately 7.2%, inclusive of the discount.
(h)	The Company’s capital leases and other obligations bear interest rates up to 8% and mature in periods ranging from less than one year to approximately 20 years.
(i)

The 2009 Securitized Notes consist of $172.4 million of principal as of March 31, 2010 that amortizes through 2019, and $70.0 million of principal that amortizes during the period beginning in 2019 and ending in 2029.

(j)	The decrease in the current maturities reflects the refinancing of the 2005 Tower Revenue Notes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

2010 Tower Revenue Notes

On January 15, 2010, indirect subsidiaries of the Company issued $1.9 billion principal amount of senior secured notes (“2010 Tower Revenue Notes”) pursuant to the indenture governing the existing Tower Revenue Notes. The 2010 Tower Revenue Notes are secured on a first priority basis by a pledge of the equity interests of the subsidiaries holding such towers and by certain other assets of such subsidiaries. The 2010 Tower Revenue Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the subsidiaries issuing the tower revenue notes and the indirect subsidiary of the Company that is the direct parent of those issuers. The 2010 Tower Revenue Notes will be paid solely from the cash flows generated from operations of the towers held by the issuers of both the 2006 Tower Revenue Notes and the 2010 Tower Revenue Notes. The net proceeds of the 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased. The 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion and have anticipated repayment dates in 2015, 2017 and 2020, respectively.

The Company may repay the 2010 Tower Revenue Notes in whole or in part at any time after the second anniversary of the closing date, provided such repayment is accompanied by any applicable prepayment consideration.

The indenture governing the Tower Revenue Notes contains covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The 2010 Tower Revenue Notes contain the same financial covenants as the 2005 and 2006 Tower Revenue Notes which are discussed in the consolidated financial statements in the 2009 Form 10-K.

Debt Purchases and Repayments

The following is a summary of the purchases and repayments of debt during the three months ended March 31, 2010.

	Principal Amount	Cash Paid(a)	Gains (losses)
2005 Tower Revenue Notes	$1,638,616	$1,651,255	$(15,718)
2006 Tower Revenue Notes (b)	224,007	238,261	(15,822)
2009 Securitized Notes (b)	5,000	5,250	(393)
9% Senior Notes	33,115	36,116	(6,425)
7.75% Secured Notes (b)	199,593	218,771	(28,076)

Total	$2,100,331	$2,149,653	$(66,434	)(c)

(a)	Exclusive of accrued interest.
(b)

These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.

(c)	Inclusive of $17.1 million related to the write-off of deferred financing costs and discounts.

Interest Expense and Amortization of Deferred Financing Costs

The components of “interest expense and amortization of deferred financing costs” are as follows:

	Three Months Ended March 31,
	2010	2009
Interest expense on debt obligations	$101,910	$95,183
Amortization of deferred financing costs	3,894	6,296
Amortization of discounts on long-term debt	3,479	1,965
Amortization of interest rate swaps	10,989	755
Other	509	1,388

Total	$120,781	$105,587

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

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to mitigate such non-performance risk. The Company does not require collateral as security for its interest rate swaps. The Company’s interest rate swaps are with Morgan Stanley, the Royal Bank of Scotland plc and Credit Agricole each of which have credit ratings of “A2” or better from Moody’s.

The following is a summary of the outstanding interest rate swaps as of March 31, 2010:

Hedged Item(a)	Combined Notional	Start Date(b)	End Date	Pay Fixed Rate(c)	Receive Variable Rate
Variable to fixed—forward starting:
Non-economic hedge(d)	1,400,523	June 2010	June 2015	5.2%	LIBOR
Non-economic hedge(e)	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(f)	600,000	Jan. 2010	Dec. 2011	1.3%	LIBOR

Total	$5,100,523

(a)	Inclusive of interest rate swaps not designated as hedging instruments.
(b)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.
(c)	Exclusive of any applicable credit spreads.
(d)	This interest rate swap previously hedged the anticipated refinancing of the 2005 Tower Revenue Notes. See the discussion below regarding discontinuation of the hedge accounting.
(e)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Mortgage Loan. See the discussion below regarding discontinuation of hedge accounting.
(f)	The Company has effectively fixed LIBOR for two years on $600.0 million of the 2007 Term Loans at a combined rate of approximately 1.3% (exclusive of the applicable credit spread).

The Company refinanced the 2005 Tower Revenue Notes via the issuance of the 2010 Tower Revenue Notes in January 2010, which qualified as the hedged forecasted transaction and resulted in no ineffectiveness. The interest rate swaps hedging the refinancing of the 2006 Mortgage Loan and 2005 Tower Revenue Notes are no longer economic hedges of the Company’s exposure to LIBOR on the anticipated refinancing of its existing debt as a result of the Company’s election not to settle these interest rate swaps following the refinancing of the respective debt. As a result, changes in the fair value of these swaps are prospectively recorded in earnings until settlement in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). After giving effect to partial cash settlement of the interest rate swaps hedging the 2005 Tower Revenue Notes during the first quarter of 2010 totaling $55.9 million, the Company’s non-economic hedges have a notional value of $3.0 billion, and the combined settlement value is a liability of approximately $292.1 million as of March 31, 2010.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following shows the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $43.7 million for the next twelve months. See also note 6.

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	March 31, 2010	December 31, 2009
Designated as hedging instruments:
Current	Interest rate swaps, current	$3,249	$136,961
Non-current	Interest rate swaps, non-current	63,613	41,702
Not designated as hedging instruments:
Current	Interest rate swaps, current	275,853	23,160
Non-current	Interest rate swaps, non-current	9,552	98,779

Total		$352,267	$300,602

Interest Rate Swaps Designated as Hedging Instruments (a)	Three Months Ended March 31,		Classification
	2010	2009
Gain (loss) recognized in OCI (effective portion)	$(36,949)	$42,863	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(10,989)	(1,157)	Interest expense and amortization of deferred financing costs

Interest Rate Swaps Not Designated as Hedging Instruments (a)	Three Months Ended March 31,
	2010	2009	Classification
Gain (loss) recognized in income	$(73,276)	$3,795	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.

See also note 12.

4. Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to the CCIC stockholders and equity attributable to the noncontrolling interest.

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2010	$2,927	$5,685,874	$(124,224)	$(2,628,336)	$(156)	$2,936,085

Issuances of capital stock, net of forfeitures	13	6,812	—	—	—	6,825
Purchases and retirement of capital stock	(28)	(108,698)	—	—	—	(108,726)
Stock-based compensation	—	8,263	—	—	—	8,263
Other comprehensive income(a)	—	—	(30,888)	—	151	(30,737)
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	(119,275)	(125)	(119,400)

Balance, March 31, 2010	$2,912	$5,592,251	$(155,112)	$(2,752,812)	$(130)	$2,687,109

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance January 1, 2009	$2,885	$5,614,507	$(408,329)	$(2,493,198)	$—	$2,715,865

Issuances of capital stock, net of forfeitures	21	4,053	—	—	—	4,074
Purchases and retirement of capital stock	(1)	(1,051)	—	—	—	(1,052)
Stock-based compensation	—	6,976	—	—	—	6,976
Other comprehensive income(a)	—	—	45,049	—	(12)	45,037
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	10,577	(527)	10,050

Balance, March 31, 2009	$2,905	$5,624,485	$(363,280)	$(2,487,822)	$(539)	$2,775,749

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of “other comprehensive income (loss).”

See note 10 for information regarding stock-based compensation.

5. Income Tax

As a result of the Company’s tax benefits recorded on losses during the first quarter of 2010, its net tax position as of March 31, 2010 prevents it from recognizing additional federal deferred tax benefits because any such benefits are expected to have a full valuation allowance. These benefits have a full valuation allowance because the Company’s history of tax operating losses prevent it from determining that it is more likely than not that it will realize such benefits. For the three months ended March 31, 2010, the effective tax rate differed from the federal statutory rate predominately due to the Company’s deferred tax valuation allowances.

6. Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities).

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$397,496	$397,496	$766,146	$766,146
Restricted cash	179,722	179,722	218,514	218,514

Liabilities:
Long-term debt and other obligations	6,388,316	6,807,717	6,579,150	6,870,979
Interest rate swaps(a)	352,267	352,267	300,602	300,602

(a)	See note 3.

The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The estimated fair value of the Company’s debt securities is based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company’s

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

and the contract counterparty’s credit risk. The credit risk (the Company’s non-performance risk) assumption for interest rate swap fair values is primarily based on implied spreads from indicative quotes on the Company’s outstanding debt and management’s knowledge of current credit spreads in the debt market. There were no changes since December 31, 2009 in the Company’s valuation techniques used to measure fair values.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$397,496	—	—		$397,496
Restricted cash	179,722	—	—		179,722

	$577,218	—	—		$577,218

	Liabilities at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3		Total
Interest rate swaps	$—	$—	$352,267	(a)	$352,267

(a)	As of March 31, 2010, the liability on a cash settlement basis of $364.2 million has been reduced by $12.0 million, related to credit risk to reflect the interest rate swaps at fair value.

The following is a summary of the activity for liabilities classified as level 3 fair value measurements during the three months ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Interest Rate Swaps, Net
Three Months Ended March 31, 2010
Beginning balance	$300,040
Settlements	(57,426)
Less: Total gains (losses):
Included in earnings(a)	72,704
Included in other comprehensive income (loss)	36,949

Ending balance	$352,267

(a)	Includes $61.1 million of losses that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

7. Per Share Information

Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company’s convertible notes and preferred stock, as determined under the if-converted method. The Company’s restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference in the per share amount from the if-converted method.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations. See note 12.

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to CCIC stockholders	$(119,275)	$10,577
Dividends on preferred stock	(5,201)	(5,201)

Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$(124,476)	$5,376

Weighted average number of common shares outstanding (in thousands):
Basic weighted-average number of common shares outstanding	288,451	285,913
Effect of assumed dilution from potential common shares:
Options to purchase shares of common stock	—	1,193
Shares of restricted stock awards	—	502

Diluted weighted-average number of common shares outstanding	288,451	287,608

Net income (loss) attributable to CCIC common stockholders per common share:
Basic net income (loss) attributable to CCIC common stockholders per common share	(0.43)	0.02
Diluted net income (loss) attributable to CCIC common stockholders per common share	(0.43)	0.02

For the three months ended March 31, 2010, all CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. For the three months ended March 31, 2009, 1.4 million options and 2.4 million restricted stock awards were excluded from the dilutive common shares because the net impact under the treasury stock method is anti-dilutive. 8.6 million shares related to the 6.25% convertible preferred stock are excluded from dilutive common shares for the three months ended March 31, 2010 and March 31, 2009 because the impact is anti-dilutive as determined under the if-converted method. See note 10.

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

9. Operating Segments

The Company’s reportable operating segments for the three months ended March 31, 2010 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$384,041	$22,831	$—	$406,872	$350,695	$16,972	$—	$367,667
Network services and other	34,847	2,608	—	37,455	33,451	1,792	—	35,243

	418,888	25,439	—	444,327	384,146	18,764	—	402,910

Costs of operations:(a)
Site rental	107,023	6,732	—	113,755	104,979	4,719	—	109,698
Network services and other	24,281	2,015	—	26,296	20,919	1,142	—	22,061
General and administrative	34,965	4,508	—	39,473	33,309	3,328	—	36,637
Asset write-down charges	1,562	—	—	1,562	4,046	45	—	4,091
Depreciation, amortization and accretion	125,692	7,176	—	132,868	125,523	7,653	—	133,176

Operating income (loss)	125,365	5,008	—	130,373	95,370	1,877	—	97,247
Interest expense and amortization of deferred financing costs	(120,272)	(5,045)	4,536	(120,781)	(105,077)	(3,697)	3,187	(105,587)
Gains (losses) on purchases and redemptions of debt	(66,434)	—	—	(66,434)	13,350	—	—	13,350
Net gain (loss) on interest rate swaps	(73,276)	—	—	(73,276)	3,795	—	—	3,795
Interest and other income (expense)	4,885	30	(4,536)	379	3,087	(146)	(3,187)	(246)
Benefit (provision) for income taxes	10,784	(445)	—	10,339	1,804	(313)	—	1,491

Net income (loss)	(118,948)	(452)	—	(119,400)	12,329	(2,279)	—	10,050
Less: Net income (loss) attributable to the noncontrolling interest	—	(125)	—	(125)	—	(527)	—	(527)

Net income (loss) attributable to CCIC stockholders	$(118,948)	$(327)	$—	$(119,275)	$12,329	$(1,752)	$—	$10,577

Capital expenditures	$35,035	$1,828	$—	$36,863	$37,351	$1,933	$—	$39,284

Total assets (at period end)	$10,535,212	$300,018	$(274,721)	$10,560,509

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(118,948)	$(452)	$—	$(119,400)	$12,329	$(2,279)	$—	$10,050
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	1,562	—	—	1,562	4,046	45	—	4,091
Depreciation, amortization and accretion	125,692	7,176	—	132,868	125,523	7,653	—	133,176
Interest expense and amortization of deferred financing costs	120,272	5,045	(4,536)	120,781	105,077	3,697	(3,187)	105,587
Gains (losses) on purchases and redemptions of debt	66,434	—	—	66,434	(13,350)	—	—	(13,350)
Net gain (loss) on interest rate swaps	73,276	—	—	73,276	(3,795)	—	—	(3,795)
Interest and other income (expense)	(4,885)	(30)	4,536	(379)	(3,087)	146	3,187	246
(Benefit) provision for income taxes	(10,784)	445	—	(10,339)	(1,804)	313	—	(1,491)
Stock-based compensation expense	8,263	1,185	—	9,448	6,976	906	—	7,882

Adjusted EBITDA	$260,882	$13,369	$—	$274,251	$231,915	$10,481	$—	$242,396

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

10. Stock-Based Compensation

Restricted Stock Awards

A summary of restricted stock award activity for the three months ended March 31, 2010 is as follows:

Number of Shares
(In thousands of shares)
Shares outstanding at December 31, 2009	4,154
Shares granted(a)	969
Shares vested	(664)
Shares forfeited	(3)

Shares outstanding at March 31, 2010	4,456

(a)

Weighted-average grant-date fair value of $30.18 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 49% in the Monte Carlo simulation used to measure grant date fair value.

During the three months ended March 31, 2010, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year period. During the three months ended March 31, 2010, the Company granted 0.5 million shares of restricted stock awards (“2010 Performance Awards”) to the Company’s executives and certain other employees which may vest on the third anniversary of the grant date subject to a market condition. The number of 2010 Performance Awards that may cliff vest on the third anniversary of the grant date is based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

The Company recognized stock-based compensation expense related to restricted stock awards of $6.9 million and $6.0 million for the three months ended March 31, 2010 and 2009, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of March 31, 2010 is $45.1 million.

11. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$116,397	$80,578
Income taxes paid	1,397	2,207
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps (note 3)	(31,612)	(43,279)

12. Subsequent Events

Common Stock

During April 2010, the Company purchased 0.8 million shares of common stock in open market purchases utilizing $30.0 million in cash.

Interest Rate Swaps

During April 2010, the Company paid $67.0 million in cash to settle $610.5 million of notional value of the interest rate swaps that previously hedged the 2005 Tower Revenue Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” included in our 2009 Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in our 2009 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms “we,” “our,” “our company,” “the company,” or “us” as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview

Overview

As of March 31, 2010, we owned, leased or managed approximately 24,000 towers for wireless communications. Revenues generated from our core site rental business represented 92% of our first quarter 2010 consolidated revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. Our site rental revenues typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, and (3) contractual escalators of the rental price. As of March 31, 2010, our customer contracts at CCUSA have a weighted-average current term of approximately ten years with a weighted-average of approximately seven years remaining on this ten year current term, exclusive of renewals at the customer’s option. As of March 31, 2010, 67% of our site rental gross margin at CCUSA for the three months ended March 31, 2010 is derived from towers that we own or control for greater than 20 years. See our 2009 Form 10-K for a further discussion of our business and our tower portfolio.

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

Our long-term strategy is to increase stockholder value by translating anticipated future growth in our core site rental business into growth in our results of operations on a per share basis. The key elements of our strategy are:

•

to organically grow revenues and cash flows from our towers as a result of new tenant additions or modifications of existing installations on our towers (collectively referred to as “tenant additions”); and

•

to allocate capital efficiently (in no particular order: purchase our own common stock, acquire towers, acquire land under towers, selectively construct towers and distributed antenna systems, improve and structurally enhance our existing towers, and purchase, redeem or refinance our debt or preferred stock). See also “Item 2. MD&A—Liquidity and Capital Resources.”

Our long-term strategy is based on our belief that opportunities will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless telephony and data services by consumers. As a result of such expected growth in the wireless communications industry, we believe that the demand for our towers will continue and result in organic growth of our revenues due to the co-location of additional tenants on our existing towers. We expect that new tenant additions on our towers should result in significant incremental cash flow due to the relatively fixed costs to operate a tower (which tend to increase at approximately the rate of inflation).

The following is a discussion of certain recent events and information which may impact our business and our strategy or the wireless communications industry:

•	Consumers increased their use of wireless voice and data services according to the CTIA U.S. wireless industry survey issued on March 23, 2010.

•

Wireless data service revenues for the second half of 2009 were more than $22 billion, which represents a 26% increase over the second half of 2008 and accounts for more than 28% of all wireless services revenues;

•

Wireless connections exceeded 285 million as of December 31, 2009, which represents a year-over-year increase of over 15 million subscribers, or 5%, which equates to approximately 93% of the U.S. population. In addition, three-fourths of young people between ages 12 and 17 now own cell phones, compared to 45% in 2004; and

•	Smartphone penetration has doubled over the last year and a half moving to 21% market penetration as of December 31, 2009 from 10% in early 2008.

•

The uncertainty in the economy, which is further discussed in our 2009 Form 10-K, continued during 2010. Despite the current economic weakness and uncertainty, there has been continued incremental demand for wireless services, which has historically been the predominate driver of demand for our towers over the long-term, and we expect that growth trend to continue for the foreseeable future. Consequently, we expect to grow our site rental revenues over the foreseeable future as seen in our expected site rental revenues growth rates of between 7% and 8% from 2009 to 2010. During the first quarter of 2010, we increased our discretionary investments, such as purchases of land and opportunistic purchases of our common stock, following our financing activities during 2009 and early 2010 that extended and laddered our debt maturities.

Consolidated Results of Operations

The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2009 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see “Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates” and note 2 to our consolidated financial statements on our 2009 Form 10-K).

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$406,872	92%	$367,667	91%	11%
Network services and other	37,455	8%	35,243	9%	6%

	444,327	100%	402,910	100%	10%

Operating expenses:
Costs of operations(a):
Site rental	113,755	28%	109,698	30%	4%
Network services and other	26,296	70%	22,061	63%	19%

Total costs of operations	140,051	32%	131,759	33%	6%
General and administrative	39,473	9%	36,637	9%	8%
Asset write-down charges	1,562	—	4,091	1%	(62)%
Depreciation, amortization and accretion	132,868	30%	133,176	33%	—

Operating income (loss)	130,373	29%	97,247	24%	34%
Interest expense and amortization of deferred financing costs	(120,781)	(27)%	(105,587)	(26)%	14%
Gains (losses) on purchases and redemption of debt	(66,434)	(15)%	13,350	3%	*
Net gain (loss) in interest rate swaps	(73,276)	(16)%	3,795	1%	*
Interest and other income (expense)	379	—	(246)	—	*

Income (loss) before income taxes	(129,739)	(29)%	8,559	2%	*
Benefit (provision) for income taxes	10,339	2%	1,491	1%	*

Net income (loss)	(119,400)	(27)%	10,050	3%	*
Less: Net income (loss) attributable to the noncontrolling interest	(125)	—	(527)	—	*

Net income (loss) attributable to CCIC stockholders	$(119,275)	(27)%	$10,577	3%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

First Quarter 2010 and 2009. Our consolidated results of operations for the first quarter of 2010 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 117% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

Comparison of Operating Segments

Our reportable operating segments for the first quarter of 2010 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 9 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA.

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

CCUSA—First Quarter 2010 and 2009

Net revenues for the first quarter of 2010 increased by $34.7 million, or 9%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $33.3 million, or 10%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Network services and other revenues for the first quarter of 2010 increased by $1.4 million, or 4%, from the same period in the prior year. The increase in network services and other revenues reflects the quarterly volatility and variable nature of the network services business as these revenues are not under long-term contract.

Site rental gross margins for the first quarter of 2010 increased by $31.3 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins as a percentage of site rental revenues for first quarter of 2010 increased by two percentage points, to 72%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $31.3 million incremental margin represents 94% of the related increase in site rental revenues.

General and administrative expenses for the first quarter of 2010 increased by $1.7 million from the same period in the prior year but decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 10 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation of $1.3 million and salary and employee benefits, partially offset by cost management initiatives. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management which we believe further aligns compensation with stockholder value (see also our 2010 Proxy Statement). Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the first quarter of 2010 increased by $29.0 million, or 12%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and service businesses, including the high incremental margin on the new tenant additions.

Depreciation, amortization and accretion for the first quarter of 2010 increased by $0.2 million, or less than 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the first quarter of 2010 and the first quarter of 2009.

During the first quarter of 2010 and during full year 2009, we repaid or purchased $4.4 billion of face value debt using cash from our issuances of debt in order to extend and ladder the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $66.4 million for the first quarter of 2010. The increase in interest expense and amortization of deferred financing costs of $15.2 million, or 14%, from the first quarter of 2009 to 2010 predominately resulted from 71% of our debt outstanding as of March 31, 2010 having been issued during 2009 and 2010 to refinance, at higher borrowing costs, other debt resulting in lengthening the weighted-average maturity of our portfolio of debt. Further, the increase in interest expense and amortization of deferred financing costs in the first quarter of 2010 from the prior year was inclusive of a $10.2 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes. During the first quarter of 2010, we recorded losses on interest rate swaps of $73.3 million which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. For a further discussion of the debt refinancing and the interest rate swaps see notes 2 and 3 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The benefit (provision) for income taxes for the first quarter of 2010 was a benefit of $10.8 million, representing an increase of $9.0 million from the same period in the prior year. As a result of our tax benefits recorded on losses during the first quarter of 2010, our net tax position as of March 31, 2010 prevents us from recognizing additional federal tax benefits because any such benefits are expected to have a full valuation allowance. The effective tax rate for the first quarter of 2010 was 8% which differs from the federal statutory rate of 35% due predominately to our valuation allowance on deferred tax assets. The benefit for income taxes for the first quarter of 2009 is inclusive of a $5.3 million reversal of state tax valuation allowances. The effective tax rate for the first quarter of 2009 differs from the federal statutory rate predominately due to these state tax benefits.

Net income (loss) attributable to CCIC stockholders for the first quarter of 2010 was a loss of $118.9 million inclusive of (1) net losses from interest rate swaps of $73.3 million and (2) net losses from repayments and purchases and early retirement of debt of $66.4 million. Net income (loss) attributable to CCIC stockholders for the first quarter of 2009 was income of $12.3 million inclusive of (1) a gain from the repurchase of debt of $13.4 million and (2) a gain on interest rate swaps of $3.8 million. The change from net income to net loss was predominately due to (1) the previously mentioned charges and benefits and (2) the previously mentioned increase in interest expense of $15.2 million, partially offset by (3) growth in our core site rental business and (4) the increase in income taxes benefits resulting from the pre-tax losses for the first quarter of 2010.

CCAL—First Quarter 2010 and 2009

The increases and decreases between the first quarter of 2010 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate of the Australian dollar to one U.S dollar for the first quarter of 2010 was approximately 0.90, an increase of 36% from approximately 0.67 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first quarter of 2010 increased by $6.7 million, or 36%, from the same period in the prior year. Site rental revenues for the first quarter of 2010 increased by $5.9 million, or 35%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $6.7 million and $6.0 million, respectively, and accounted for an increase of 36% and 35%, respectively, for the first quarter of 2010 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, new tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases.

Site rental gross margins increased by $3.8 million, or 31%, to 71% of site rental revenues, for the first quarter of 2010, from $12.3 million, or 72% of site rental revenues, for first quarter in 2009. Adjusted EBITDA for the first quarter of 2010 increased by $2.9 million, or 28%, from the same period in the prior year, primarily as a result of the increase in site rental gross margins, which was driven by the previously mentioned change in exchange rates.

Net income (loss) attributable to CCIC stockholders for the first quarter of 2010 was a net loss of $0.3 million, compared to a net loss of $1.8 million for the first quarter of 2009. The decrease in net loss was predominately due to a decrease in depreciation expense of $0.5 million, which resulted from depreciation expense for the first quarter of 2009 including depreciation related to towers that were acquired with short useful lives for accounting purposes as a result of the short term of the underlying ground lease.

Liquidity and Capital Resources

Overview

General. Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. For more than five years, our cash from operations has exceeded our cash interest payments and capital expenditures (sustaining and discretionary) and provided us with cash available for other discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. During the first quarter of 2010, we increased our purchases of land, opportunistic purchases of our common stock and purchases of our debt, as a result of the financial flexibility afforded us after completing financing activities during 2009 and 2010 that extended and laddered our debt maturities. Our significant financing activities during the first four months of 2010 include the following:

•	We extended the maturity of our debt by issuing the 2010 tower revenue notes, using a portion of the proceeds to repay the 2005 tower revenue notes.

•	We purchased $2.1 billion face value of debt for $2.1 billion in cash.

•	We purchased 3.4 million shares of common stock in the open market for $130.1 million in cash.

•	We paid $122.9 million to settle $1.1 billion notional value of forward-starting interest rate swaps.

Liquidity Position. The following is a summary of our capitalization and liquidity position. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 2 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2010 Pro Forma(a)
(In thousands of dollars)
Cash and cash equivalents(b)	$300,510
Undrawn revolver availability	400,000
Debt and other long-term obligations	6,388,316
Interest rate swap liabilities	286,387
Redeemable preferred stock	315,886
Stockholders’ equity	2,657,124

(a)	Pro forma for the settlement of interest rate swaps and purchases of common stock in April 2010.
(b)	Exclusive of $179.7 million of restricted cash.

We expect that our cash on hand, undrawn revolver availability and cash flows from operating activities (net of cash interest payments) over the next 12 months, which should be at least equal to the $571 million of cash flows from operating activities for full year 2009, should be sufficient to cover over the next 12 months our expected (1) debt service obligations of $20 million (principal repayments), (2) capital expenditures of approximately $285 million (sustaining and discretionary), and (3) interest rate swap obligations of $286 million based on interest rates in effect at March 31, 2010 pro forma for the settlement of interest rate swaps in April 2010. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

Over the next 12 months we have no debt maturities other than nominal principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt for five years, although we plan on endeavoring to refinance the 2006 tower revenue notes on or before their anticipated repayment dates in November 2011. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers, the state of the capital markets and other factors such as those in “Item 1A. Risk Factors” from our 2009 Form 10-K. If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities.

Our tower revenue notes (totaling $3.2 billion) have final maturities between 2036 and 2040 and anticipated repayment dates of November 2011 for the $1.33 billion 2006 tower revenue notes and between 2015 and 2020 for the 2010 tower revenue notes. As further discussed in note 2 to our condensed consolidated financial statements, if our tower revenue notes are not repaid in full on or prior to their anticipated repayment dates, then the interest rates increase by approximately 5% per annum (to approximately 11%) and substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (Excess Cash Flow as defined in the tower revenue notes indenture) will be used to repay principal. Excess Cash Flow of the issuers of the tower revenue notes was approximately $375 million for full year 2009, representing approximately two-thirds of our annualized consolidated cash flows from operations for 2009. Should we not repay our tower revenue notes by their anticipated repayment dates, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a tabular presentation of our debt maturities as of March 31, 2010.

Long-term Strategy. We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital. Over the long term, we target leverage of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of debt and the potential long-term return on our discretionary investments. In furtherance of this long-term strategy, we contemplate funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities. As a result, anticipated future growth in site rental cash flows and corresponding increases in Adjusted EBITDA should reduce our leverage. Conversely, as our cash flows and Adjusted EBITDA grow, we may seek to increase our debt in nominal dollars to maintain or achieve a certain targeted leverage.

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Three Months Ended March 31,
	2010	2009	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$84,257	$118,058	$(33,801)
Investing activities	(56,921)	(36,853)	(20,068)
Financing activities	(396,036)	374,348	(770,384)
Effect of exchange rate changes on cash	50	(1,435)	1,485

Net increase (decrease) in cash and cash equivalents	$(368,650)	$454,118	$(822,768)

Operating Activities

The decrease in net cash provided by operating activities for the first three months of 2010 of $33.8 million, or 29%, from 2009 was primarily due to (1) a change in working capital that decreased operating cash flows by $57.6 million, resulting primarily from the timing of certain payments such as cash interest payments and higher cash interest expense, partially offset by (2) growth in our site rental business. We expect net cash provided by operating activities for the year ended December 31, 2010 will be at least equal to that for the year ended December 31, 2009, primarily as a result of our anticipated growth in our core site rental business, partially offset by higher cash interest expense including the impact of changes in accrued interest. Changes in working capital, and particularly changes in site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments and receipts.

Investing Activities

Capital Expenditures. A summary of our capital expenditures is as follows:

	Three Months Ended March 31,
	2010	2009	Change
	(In thousands of dollars)
Discretionary:
Land purchases	$20,161	$3,392	$16,769
Construction or purchases of towers	2,772	6,160	(3,388)
Tower improvements and other	9,348	24,741	(15,393)
Sustaining	4,582	4,991	(409)

Total	$36,863	$39,284	$(2,421)

Our total capital expenditures decreased as a result of a decrease in tower improvements, which typically varies based on (1) the type of work performed on the towers, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, and (2) the existing capacity of the tower prior to installation. As previously mentioned, we have increased our purchases of land from our 2009 levels following our financing activities in 2009 and 2010 that extended and laddered our debt maturities. Other than sustaining capital expenditures, which we expect to be approximately $27 million to $32 million for the year ended December 31, 2010, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use at least $285 million of our cash flow on capital expenditures for full year 2010, with approximately $80 million to $100 million of our capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.

Financing Activities

As further discussed in our 2009 Form 10-K, during 2009 we had previously limited our discretionary investments such as common stock purchases in order to increase cash available to retire portions of our debt. Following our financing activities during 2009 and 2010 that extended and laddered our debt maturities, we have resumed our opportunistic purchases of common stock.

Debt Purchases and Repayments. See note 2 to our consolidated financial statements for a summary of our purchases and repayments of debt during 2010 including the gains (losses) on the purchases and repayments.

Interest Rate Swaps. We enter into interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 3 to our condensed consolidated financial statements for a further discussion of our interest rate swaps including the potential impact on our cash obligations and our earnings and information concerning interest rate swaps that no longer represent economic hedges.

Common Stock Activity. As of March 31, 2010 and December 31, 2009, we had 291.2 million and 292.7 million common shares outstanding, respectively. During the first four months of 2010, we purchased 3.4 million shares of common stock in open market purchases utilizing $130.1 million in cash, of which 0.8 million shares of common stock were purchased in April 2010 utilizing $30.0 million in cash.

Debt Covenants

We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. The following is the financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants. See our 2009 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries ability to comply with the current and future debt covenants.

	Debt	Current Covenant Requirement	As of March 31, 2010	At Inception
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.8	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	2.7	1.9

(a)

For consolidated CCIC, ratio of Consolidated Total Debt (as defined in the credit agreement) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four.

(b)	For consolidated CCIC, ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement).
(c)

In addition, the credit agreement contains covenants related to the debt service coverage ratios for the tower revenue notes, 2009 securitized notes and 7.75% secured notes. These covenants are less restrictive than our consolidated coverage ratio.

The following are the ratios applicable to the cash trap reserve covenants under our debt agreements that could require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.

	Debt	Current Covenant Requirement(a)	As of March 31, 2010	At Inception
Debt Service Coverage Ratio(b)	2006 Tower Revenue Notes	>1.75	2.9	2.3
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	2.9	2.9
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.5	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.7	2.5

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

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2009 are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2009 Form 10-K. The critical accounting policies and estimates for the first three months of 2010 have not changed from the critical accounting policies for the year ended December 31, 2009.

Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2010

No accounting pronouncements adopted during the three months ended March 31, 2010 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2010 are expected to have a material impact on our consolidated financial statements. See our consolidated financial statements in our 2009 Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 9 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

The following section updates “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on:

•	the potential refinancing of our existing debt, of which we currently anticipate refinancing the 2006 tower revenue notes between now and November 2011;

•	our $630.5 million of floating rate debt representing approximately 10% of total debt, of which $600.0 million has been fixed until December 2011 through interest rate swaps;

•	interest rate swaps that no longer represent economic hedges; and

•	potential future borrowings of incremental debt.

Interest Rate Swaps

Our interest rate swaps have an aggregate settlement value of $297.8 million as of March 31, 2010 pro forma for the settlement of interest rate swaps in April 2010, and they are contractually due and payable between June 2010 and November 2011. In 2010, we have utilized a dollar cost averaging approach of recurring partial settlements in order to settle portions of our interest rate swaps hedging the 2005 tower revenue notes. We may continue this approach to settling these interest rate swaps in the future. See the following table and note 3 to our condensed consolidated financial statements for additional information regarding our interest rate swaps.

Pro forma for the settlement of interest rate swaps in April 2010, a hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of March 31, 2010 would increase the liability for our swaps on a settlement value basis by nearly $217 million, and a hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $147 million, and an opposite hypothetical increase in LIBOR would positively impact earnings by a similar amount.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of March 31, 2010 pro forma for the settlement of certain interest rate swaps in April 2010. These debt maturities reflect contractual maturity dates, exclusive of other long-term obligations that are de minimis, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)). See notes 2 and 3 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2010	2011		2012		2013		2014		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(b)(c)	$9,309	$16,653	(c)	$17,969	(c)	$18,722	(c)	$18,970	(c)	$5,754,107	(c)	$5,835,730	(c)	$6,164,888
Average interest rate(b)	6.3%	6.3	%(c)	6.3	%(c)	6.3	%(c)	6.3	%(c)	9.5	%(c)	9.5	%(c)

Variable rate(d)	$4,875	$6,500		$6,500		$6,500		$606,125		$—		$630,500		$621,043
Average interest rate(e)	1.8%	1.8%		1.8%		1.8%		1.8%		—		1.8%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2010	2011		2012		2013		2014		Thereafter		Total
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed—Forward starting(f)	$790,069	$3,100,000		$—		$—		$—		$—		$3,890,069
Fair value(g)	(85,248)	(197,890)		—		—		—		—		(283,138)
Average Fixed Rate(h)	5.2%	5.2%		—		—		—		—		5.2%

Variable to Fixed	$— (d)	$600,000		$—		$—		$—		$—		$600,000	(e)
Fair value(g)	—	(3,249)		—		—		—		—		(3,249)
Average Fixed Rate(h)	— (d)	1.3%		—		—		—		—		1.3	%(e)

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
(c)

The anticipated repayment date for the 2006 tower revenue notes is November 2011 and 2015, 2017 and 2020, as applicable, for the 2010 tower revenue notes. As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2036 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The full year 2009 Excess Cash Flow of the Issuers was approximately $375 million without consideration of the tower revenue notes purchased by CCIC.

(d)	Our variable rate debt consists of $630.5 million outstanding under our term loans.
(e)	The interest rate on our term loan represents the rates currently in effect, exclusive of the effect of our interest rate swaps.
(f)

These interest rate swaps are forward starting interest rate swaps that were entered into to hedge exposure to variability in future cash flows attributable to changes in LIBOR on the expected future refinancing of certain of our fixed rate debt. Certain of these interest rate swaps, as previously mentioned, no longer represent economic hedges. These interest rate swaps have a contractual maturity on their respective effective dates (projected refinancing dates of the hedged debt) upon which we are obligated to terminate and settle in cash the interest rate swaps. See note 3 to our condensed consolidated financial statements for additional information regarding our forward starting interest rate swaps.

(g)

The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of March 31, 2010 pro forma for the settlement of interest rate swaps in April 2010, the liability on a cash settlement basis of approximately $297.8 million had been reduced by $11.4 million, related to credit risk, to reflect the interest rate swaps at fair value.

(h)	Exclusive of any applicable credit spreads.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 4% of our operating income for the three months ended March 31, 2010. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1—January 31, 2010	—	$—	—	—
February 1—February 28, 2010	228	38.00	—	—
March 1—March 31, 2010	2,574	38.87	—	—

Total	2,802	$38.80	—	—

We paid $108.7 million in cash to effect these purchases, of which 2.6 million were purchased in the open market utilizing $100.1 million in cash or $38.87 per share. See also note 12 to our condensed consolidated financial statements.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a)3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a)3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: May 7, 2010	By:	/s/ Jay A. Brown
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 7, 2010	By:	/s/ Rob A. Fisher
Rob A. Fisher Vice President and Controller (Principal Accounting Officer)