Form 10-Q
period 2010-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2010-08-06
CIK 1051470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding at July 31, 2010: 290,290,470

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands of dollars, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,087	$766,146
Restricted cash	204,308	213,514
Receivables, net of allowance of $5,558 and $5,497, respectively	49,054	44,431
Prepaid expenses	68,352	68,551
Deferred income tax assets	83,286	76,089
Other current assets	25,132	27,302

Total current assets	672,219	1,196,033
Restricted cash	5,000	5,000
Property and equipment, net of accumulated depreciation of $3,210,311 and $3,040,572, respectively	4,786,553	4,895,983
Goodwill	1,984,779	1,984,804
Other intangible assets, net of accumulated amortization of $554,530 and $476,895, respectively	2,351,513	2,405,422
Other assets, net	552,350	469,364

Total assets	$10,352,414	$10,956,606

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,074	$33,053
Accrued interest	64,702	69,476
Deferred revenues	180,925	179,649
Interest rate swaps	207,751	160,121
Other accrued liabilities	72,240	94,610
Short-term debt, current maturities of debt and other obligations	20,775	217,196

Total current liabilities	572,467	754,105
Debt and other long-term obligations	6,368,156	6,361,954
Deferred ground lease payables	251,394	236,444
Deferred income tax liabilities	76,579	74,117
Interest rate swaps	151,965	140,481
Other liabilities	133,866	137,766

Total liabilities	7,554,427	7,704,867

Commitments and contingencies (note 7)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2010 and December 31, 2009—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	316,117	315,654
CCIC stockholders’ equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: June 30, 2010—290,250,963 and December 31, 2009—292,729,684	2,903	2,927
Additional paid-in capital	5,565,554	5,685,874
Accumulated other comprehensive income (loss)	(230,843)	(124,224)
Accumulated deficit	(2,855,543)	(2,628,336)

Total CCIC stockholders’ equity	2,482,071	2,936,241
Noncontrolling interest	(201)	(156)

Total equity	2,481,870	2,936,085

Total liabilities and equity	$10,352,414	$10,956,606

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Site rental	$409,631	$376,444	$816,503	$744,111
Network services and other	46,496	33,430	83,951	68,673

Net revenues	456,127	409,874	900,454	812,784

Operating expenses:
Costs of operations(a):
Site rental	115,465	113,382	229,220	223,080
Network services and other	29,927	21,009	56,223	43,070
General and administrative	40,556	38,102	80,029	74,739
Asset write-down charges	2,597	7,295	4,159	11,386
Acquisition and integration costs	272	—	272	—
Depreciation, amortization and accretion	134,426	131,597	267,294	264,773

Total operating expenses	323,243	311,385	637,197	617,048

Operating income (loss)	132,884	98,489	263,257	195,736
Interest expense and amortization of deferred financing costs	(120,345)	(110,250)	(241,126)	(215,837)
Gains (losses) on purchases and redemptions of debt	—	(98,676)	(66,434)	(85,326)
Net gain (loss) on interest rate swaps	(114,598)	(59,528)	(187,874)	(55,733)
Interest and other income (expense)	(241)	3,249	138	3,003

Income (loss) before income taxes	(102,300)	(166,716)	(232,039)	(158,157)
Benefit (provision) for income taxes	4,686	54,949	15,025	56,440

Net income (loss)	(97,614)	(111,767)	(217,014)	(101,717)
Less: Net income (loss) attributable to the noncontrolling interest	(85)	(349)	(210)	(876)

Net income (loss) attributable to CCIC stockholders	(97,529)	(111,418)	(216,804)	(100,841)
Dividends on preferred stock	(5,202)	(5,201)	(10,403)	(10,402)

Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(102,731)	$(116,619)	$(227,207)	$(111,243)

Net income (loss)	$(97,614)	$(111,767)	$(217,014)	$(101,717)
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0, $0, $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	184	8,038	1,423	8,960
Derivative instruments net of taxes of $(866), $52,635, $(13,215), and $47,528, respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	(72,613)	78,432	(121,546)	126,666
Amounts reclassified into results of operations, net of taxes	11,484	137,916	22,680	138,809
Foreign currency translation adjustments	(14,772)	26,889	(9,011)	21,877

Comprehensive income (loss)	(173,331)	139,508	(323,468)	194,595
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(71)	(369)	(45)	(908)

Comprehensive income (loss) attributable to CCIC stockholders	$(173,260)	$139,877	$(323,423)	$195,503

Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	$(0.36)	$(0.41)	$(0.79)	$(0.39)
Weighted-average common shares outstanding (in thousands) – basic and diluted	286,080	286,449	287,266	286,181

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In thousands of dollars)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(217,014)	$(101,717)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	267,294	264,773
Gains (losses) on purchases and redemptions of long-term debt	66,434	85,326
Amortization of deferred financing costs and other non-cash interest	37,550	26,605
Stock-based compensation expense	18,143	15,031
Asset write-down charges	4,159	11,386
Deferred income tax benefit (provision)	(22,319)	(59,780)
Income (expense) from forward-starting interest rate swaps	187,874	55,733
Other adjustments	443	380
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(4,774)	43,527
Increase (decrease) in accounts payable	(6,796)	(7,040)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(10,433)	(29,325)
Decrease (increase) in receivables	(5,014)	2,852
Decrease (increase) in prepaid expenses, deferred site rental receivables, restricted cash and other assets	(67,340)	(38,293)

Net cash provided by (used for) operating activities	248,207	269,458

Cash flows from investing activities:
Proceeds from disposition of property and equipment	1,974	3,172
Capital expenditures	(91,765)	(78,908)
Payments for investments and other	(22,429)	(1,739)

Net cash provided by (used for) investing activities	(112,220)	(77,475)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,900,000	1,978,848
Proceeds from issuance of capital stock	8,397	9,778
Principal payments on long-term debt and other long-term obligations	(8,685)	(3,250)
Purchases and redemptions of long-term debt	(2,149,653)	(1,721,486)
Purchases of capital stock	(146,884)	(1,218)
Borrowings under revolving credit agreements	—	50,000
Payments under revolving credit agreements	—	(219,400)
Payments for financing costs	(31,510)	(49,815)
Payments for forward-starting interest rate swap settlements	(232,703)	—
Net (increase) decrease in restricted cash	11,719	(43,034)
Dividends on preferred stock	(9,940)	(9,938)

Net cash provided by (used for) financing activities	(659,259)	(9,515)

Effect of exchange rate changes on cash	(787)	(2,698)

Net increase (decrease) in cash and cash equivalents	(524,059)	179,770
Cash and cash equivalents at beginning of period	766,146	155,219

Cash and cash equivalents at end of period	$242,087	$334,989

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (“AOCI”)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, March 31, 2010	$2,912	$5,592,251	$(155,112)	$(2,752,812)	$(130)	$2,687,109

Issuances of capital stock, net of forfeitures	1	1,571	—	—	—	1,572
Purchases and retirement of capital stock	(10)	(38,148)	—	—	—	(38,158)
Stock-based compensation	—	9,880	—	—	—	9,880
Other comprehensive income (loss)(a)	—	—	(75,731)	—	14	(75,717)
Dividends on preferred stock	—	—	—	(5,202)	—	(5,202)
Net income (loss)	—	—	—	(97,529)	(85)	(97,614)

Balance, June 30, 2010	$2,903	$5,565,554	$(230,843)	$(2,855,543)	$(201)	$2,481,870

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, March 31, 2009	$2,905	$5,624,485	$(363,280)	$(2,487,822)	$(539)	$2,775,749

Issuances of capital stock, net of forfeitures	3	5,701	—	—	—	5,704
Purchases and retirement of capital stock	—	(28)	—	—	(138)	(166)
Stock-based compensation	—	8,055	—	—	—	8,055
Other comprehensive income (loss)(a)	—	—	251,295	—	(20)	251,275
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	(111,418)	(349)	(111,767)

Balance, June 30, 2009	$2,908	$5,638,213	$(111,985)	$(2,604,441)	$(1,046)	$2,923,649

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2010	$2,927	$5,685,874	$(124,224)	$(2,628,336)	$(156)	$2,936,085

Issuances of capital stock, net of forfeitures	14	8,383	—	—	—	8,397
Purchases and retirement of capital stock	(38)	(146,846)	—	—	—	(146,884)
Stock-based compensation	—	18,143	—	—	—	18,143
Other comprehensive income (loss)(a)	—	—	(106,619)	—	165	(106,454)
Dividends on preferred stock	—	—	—	(10,403)	—	(10,403)
Net income (loss)	—	—	—	(216,804)	(210)	(217,014)

Balance, June 30, 2010	$2,903	$5,565,554	$(230,843)	$(2,855,543)	$(201)	$2,481,870

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2009	$2,885	$5,614,507	$(408,329)	$(2,493,198)	$—	$2,715,865

Issuances of capital stock, net of forfeitures	24	9,754	—	—	—	9,778
Purchases and retirement of capital stock	(1)	(1,079)	—	—	(138)	(1,218)
Stock-based compensation	—	15,031	—	—	—	15,031
Other comprehensive income (loss)(a)	—	—	296,344	—	(32)	296,312
Dividends on preferred stock	—	—	—	(10,402)	—	(10,402)
Net income (loss)	—	—	—	(100,841)	(876)	(101,717)

Balance, June 30, 2009	$2,908	$5,638,213	$(111,985)	$(2,604,441)	$(1,046)	$2,923,649

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of “other comprehensive income (loss).”

See condensed notes to condensed consolidated financial statements.

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

Basis of Presentation

The consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 2010, and the consolidated results of operations and the consolidated cash flows for the three and six months ended June 30, 2010 and 2009. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the six months ended June 30, 2010.

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

New Accounting Pronouncements

No accounting pronouncements adopted during the six months ended June 30, 2010 had a material impact on the Company’s consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2010 but not yet adopted are expected to have a material impact on the Company’s consolidated financial statements. See the Company’s consolidated financial statements in the 2009 Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

2.	Debt and Other Obligations

The following is a summary of the Company’s indebtedness. See also note 11.

	Original Issue Date	Contractual Maturity Date	Outstanding Balance as of June 30, 2010		Outstanding Balance as of December 31, 2009		Stated Interest Rate as of June 30, 2010(a)
Bank debt—variable rate:
Revolver	Jan. 2007	Sept. 2013	$—	(b)	$—		N/A	(c)
2007 Term Loans	Jan./March 2007	March 2014	628,875		632,125		1.8	%(c)

Total bank debt			628,875		632,125

Securitized debt—fixed rate:
2005 Tower Revenue Notes	June 2005	June 2035	—		1,638,616		—
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036(d)	1,325,993		1,550,000		5.7	%(d)
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040(d)	1,900,000		—		5.8	%(d)
2009 Securitized Notes	July 2009	2019/2029(e)	239,565		250,000		7.0%

Total securitized debt			3,465,558		3,438,616

High yield bonds—fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015	799,075		823,809		9.0	%(f)
7.75% Secured Notes	April 2009	May 2017	974,468		1,167,225		7.8	%(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019	497,621		497,533		7.1	%(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013	51		51		7.5%

Total high yield bonds			2,271,215		2,488,618

Other:
Capital leases and other obligations	Various	Various(i)	23,283		19,791		Various	(i)

Total debt and other obligations			6,388,931		6,579,150

Less: current maturities and short-term debt and other current obligations			20,775	(j)	217,196	(j)

Non-current portion of long-term debt and other long-term obligations			$6,368,156		$6,361,954

(a)	Represents the weighted-average stated interest rate.
(b)	The availability is $400.0 million.
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

(d)

If the 2006 Tower Revenue Notes are not paid in full on or prior to 2011, and the respective series of the January 2010 Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, respectively, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes.

(e)

The 2009 Securitized Notes consist of $169.6 million of principal as of June 30, 2010 that amortizes through 2019, and $70.0 million of principal that amortizes during the period beginning in 2019 and ending in 2029.

(f)	The effective yield is approximately 11.3%, inclusive of the discount.
(g)	The effective yield is approximately 8.2%, inclusive of the discount.
(h)	The effective yield is approximately 7.2%, inclusive of the discount.
(i)	The Company’s capital leases and other obligations bear interest rates up to 9% and mature in periods ranging from less than one year to approximately 20 years.
(j)	The decrease in the current maturities reflects the refinancing of the 2005 Tower Revenue Notes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

January 2010 Tower Revenue Notes

On January 15, 2010, indirect subsidiaries of the Company issued $1.9 billion principal amount of senior secured notes (“January 2010 Tower Revenue Notes”) pursuant to the indenture governing the existing Tower Revenue Notes. The January 2010 Tower Revenue Notes are secured on a first priority basis by a pledge of the equity interests of the subsidiaries holding such towers and by certain other assets of such subsidiaries. The January 2010 Tower Revenue Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the subsidiaries issuing the tower revenue notes and the indirect subsidiary of the Company that is the direct parent of those issuers. The January 2010 Tower Revenue Notes will be paid solely from the cash flows generated from operations of the towers held by the issuers of both the 2006 Tower Revenue Notes and the January 2010 Tower Revenue Notes. The net proceeds of the January 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion and have anticipated repayment dates in 2015, 2017 and 2020, respectively.

The Company may repay the January 2010 Tower Revenue Notes in whole or in part at any time after the second anniversary of the closing date, provided such repayment is accompanied by any applicable prepayment consideration.

The indenture governing the Tower Revenue Notes contains covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The January 2010 Tower Revenue Notes contain the same financial covenants as the 2005 and 2006 Tower Revenue Notes which are discussed in the consolidated financial statements in the 2009 Form 10-K.

Debt Purchases and Repayments

The following is a summary of the purchases and repayments of debt during the six months ended June 30, 2010.

	Principal Amount	Cash Paid(a)	Gains (losses)
2005 Tower Revenue Notes	$1,638,616	$1,651,255	$(15,718)
2006 Tower Revenue Notes(b)	224,007	238,261	(15,822)
2009 Securitized Notes(b)	5,000	5,250	(393)
9% Senior Notes	33,115	36,116	(6,425)
7.75% Secured Notes(b)	199,593	218,771	(28,076)

Total	$2,100,331	$2,149,653	$(66,434	)(c)

(a)	Exclusive of accrued interest.
(b)

These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company’s subsidiaries.

(c)	Inclusive of $17.1 million related to the write-off of deferred financing costs and discounts.

Interest Expense and Amortization of Deferred Financing Costs

The components of “interest expense and amortization of deferred financing costs” are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense on debt obligations	$101,666	$94,049	$203,576	$189,232
Amortization of deferred financing costs	3,986	6,739	7,880	13,035
Amortization of discounts on long-term debt	3,571	3,151	7,050	5,116
Amortization of interest rate swaps	10,836	5,311	21,825	6,066
Other	286	1,000	795	2,388

Total	$120,345	$110,250	$241,126	$215,837

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

3.	Interest Rate Swaps

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

The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to mitigate such non-performance risk. The Company does not require collateral from its counterparties as security for its interest rate swaps. The Company’s interest rate swaps are with Morgan Stanley, the Royal Bank of Scotland plc and Credit Agricole.

The following is a summary of the outstanding interest rate swaps as of June 30, 2010:

Hedged Item(a)	Combined Notional	Start Date(b)	End Date	Pay Fixed Rate(c)	Receive Variable Rate
Variable to fixed—forward starting:
Non-economic hedge(d)	1,550,000	Feb. 2011	Feb. 2016	5.3%	LIBOR
2006 Tower Revenue Notes anticipated refinancing	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR

Variable to fixed:
2007 Term Loans(e)	600,000	Jan. 2010	Dec. 2011	1.3%	LIBOR

Total	$3,700,000

(a)	Inclusive of interest rate swaps not designated as hedging instruments.
(b)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.
(c)	Exclusive of any applicable credit spreads.
(d)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Mortgage Loan. See the discussion below regarding discontinuation of hedge accounting.
(e)	The Company has effectively fixed LIBOR for two years on $600.0 million of the 2007 Term Loans at a combined rate of approximately 1.3% (exclusive of the applicable credit spread).

The Company refinanced the 2005 Tower Revenue Notes via the issuance of the January 2010 Tower Revenue Notes in January 2010, which qualified as the hedged forecasted transaction and resulted in no ineffectiveness. During the six months ended June 30, 2010, the Company paid $232.7 million to settle the interest rate swaps that previously hedged the refinancing of the 2005 Tower Revenue Notes. The interest rate swaps hedging the refinancing of the 2006 Mortgage Loan are no longer economic hedges of the Company’s exposure to LIBOR on the anticipated refinancing of its existing debt as a result of the Company’s election not to settle these interest rate swaps following the refinancing of the respective debt. As a result, changes in the fair value of such non-economic swaps are prospectively recorded in earnings until settlement in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). The Company’s non-economic hedges have a notional value of $1.55 billion, and the settlement value is a liability of approximately $209.1 million as of June 30, 2010.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following shows the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $43.3 million for the next twelve months. See also note 5.

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	June 30, 2010	December 31, 2009
Designated as hedging instruments:
Current	Interest rate swaps, current	$5,069	$136,961
Non-current	Interest rate swaps, non-current	132,243	41,702
Not designated as hedging instruments:
Current	Interest rate swaps, current	202,682	23,160
Non-current	Interest rate swaps, non-current	19,722	98,779

Total		$359,716	$300,602

Interest Rate Swaps Designated as Hedging Instruments (a)	Three Months Ended June 30,		Six Months Ended June 30,		Classification
	2010	2009	2010	2009
Gain (loss) recognized in OCI (effective portion)	$(71,895)	$130,802	$(108,844)	$173,665	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(10,836)	(5,312)	(21,825)	(6,469)	Interest expense and amortization of deferred financing costs

Interest Rate Swaps Not Designated as Hedging Instruments (a)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	Classification
Gain (loss) recognized in income	$(114,598)	$(59,528)	$(187,874)	$(55,733)	Net gain (loss) on interest rate swaps

(a)	Exclusive of benefit (provision) for income taxes.

4.	Income Tax

During the year ended December 31, 2009, the Company recognized the federal tax benefits on its taxable losses incurred which reduced its net deferred tax liabilities. During the three months ended March 31, 2010, the Company continued to recognize federal tax benefits on taxable losses incurred up to the maximum estimated benefit. The resulting net deferred tax position at March 31, 2010 required additional federal tax benefits in future periods to have a full valuation allowance, unless future discrete events allow the Company to record additional deferred tax liabilities (see note 11). During the three months ended June 30, 2010, the Company continued to incur taxable losses for which recognition of the federal tax benefits were unable to be recorded, except for $6.9 million of federal tax benefit recorded as a result of a discrete event. The Company has recorded a full valuation allowance on these federal tax benefits because the Company’s history of tax operating losses prevents it from determining that it is more likely than not that the Company may not realize such benefits. For the six months ended June 30, 2010, the effective tax rate differed from the federal statutory rate predominately due to the Company’s federal deferred tax valuation allowances.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

5.	Fair Value Disclosures

The following is the estimated fair values of the Company’s financial instruments, along with the carrying amounts of the related assets (liabilities).

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$242,087	$242,087	$766,146	$766,146
Restricted cash	209,308	209,308	218,514	218,514

Liabilities:
Long-term debt and other obligations	6,388,931	6,797,786	6,579,150	6,870,979
Interest rate swaps(a)	359,716	359,716	300,602	300,602

(a)	See note 3.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$242,087	—	—	$242,087
Restricted cash	209,308	—	—	209,308

	$451,395	—	—	$451,395

	Liabilities at Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Interest rate swaps(a)	$—	$—	$359,716	$359,716

(a)	As of June 30, 2010, the liability on a cash settlement basis was $377.5 million. Fair value differs from settlement value because fair value considers non-performance risk such as credit risk.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following is a summary of the activity for liabilities classified as level 3 fair value measurements during the three and six months ended June 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swaps, Net
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Beginning balance	$352,267	$300,040
Settlements	(178,248)	(235,674)
Less: Total gains (losses):
Included in earnings(a)	113,802	186,506
Included in other comprehensive income (loss)	71,895	108,844

Ending balance	$359,716	$359,716

(a)

Includes $88.1 million and $123.6 million, respectively, of losses for the three and six months ended June 30, 2010 that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

6.	Per Share Information

Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company’s preferred stock, as determined under the if-converted method. The Company’s restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference in the per share amount from the if-converted method.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to CCIC stockholders	$(97,529)	$(111,418)	$(216,804)	$(100,841)
Dividends on preferred stock	(5,202)	(5,201)	(10,403)	(10,402)

Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$(102,731)	$(116,619)	$(227,207)	$(111,243)

Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	286,080	286,449	287,266	286,181

Basic and diluted net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share	(0.36)	(0.41)	(0.79)	(0.39)

For all periods presented, CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. 8.6 million shares related to the 6.25% convertible preferred stock are excluded from dilutive common shares for the three and six months ended June 30, 2010 and June 30, 2009 because the impact is anti-dilutive as determined under the if-converted method. See note 9.

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

8.	Operating Segments

The Company’s reportable operating segments for the three and six months ended June 30, 2010 are (1) CCUSA, primarily consisting of the Company’s U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company’s Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Three Months Ended June, 2010				Three Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$387,970	$21,661	$—	$409,631	$358,511	$17,933	$—	$376,444
Network services and other	44,274	2,222	—	46,496	32,098	1,332	—	33,430

Net revenues	432,244	23,883	—	456,127	390,609	19,265	—	409,874

Costs of operations:(a)
Site rental	108,671	6,794	—	115,465	107,983	5,399	—	113,382
Network services and other	28,511	1,416	—	29,927	19,915	1,094	—	21,009
General and administrative	36,875	3,681	—	40,556	34,069	4,033	—	38,102
Asset write-down charges	2,574	23	—	2,597	6,620	675	—	7,295
Acquisition and integration costs	272	—	—	272	—	—	—	—
Depreciation, amortization and accretion	127,557	6,869	—	134,426	125,559	6,038	—	131,597

Total operating expenses	304,460	18,783	—	323,243	294,146	17,239	—	311,385

Operating income (loss)	127,784	5,100	—	132,884	96,463	2,026	—	98,489
Interest expense and amortization of deferred financing costs	(120,058)	(4,967)	4,680	(120,345)	(109,821)	(3,434)	3,005	(110,250)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(98,676)	—	—	(98,676)
Net gain (loss) on interest rate swaps	(114,598)	—	—	(114,598)	(59,528)	—	—	(59,528)
Interest and other income (expense)	4,394	45	(4,680)	(241)	6,025	229	(3,005)	3,249
Benefit (provision) for income taxes	5,145	(459)	—	4,686	55,242	(293)	—	54,949

Net income (loss)	(97,333)	(281)	—	(97,614)	(110,295)	(1,472)	—	(111,767)
Less: Net income (loss) attributable to the noncontrolling interest	—	(85)	—	(85)	—	(349)	—	(349)

Net income (loss) attributable to CCIC stockholders	$(97,333)	$(196)	$—	$(97,529)	$(110,295)	$(1,123)	$—	$(111,418)

Capital expenditures	$52,417	$2,485	$—	$54,902	$38,282	$1,342	$—	$39,624

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The financial results for the Company’s operating segments are as follows:

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$772,011	$44,492	$—	$816,503	$709,206	$34,905	$—	$744,111
Network services and other	79,121	4,830	—	83,951	65,549	3,124	—	68,673

Net revenues	851,132	49,322	—	900,454	774,755	38,029	—	812,784

Costs of operations:(a)
Site rental	215,694	13,526	—	229,220	212,962	10,118	—	223,080
Network services and other	52,792	3,431	—	56,223	40,834	2,236	—	43,070
General and administrative	71,840	8,189	—	80,029	67,378	7,361	—	74,739
Asset write-down charges	4,136	23	—	4,159	10,666	720	—	11,386
Acquisition and integration costs	272	—	—	272	—	—	—	—
Depreciation, amortization and accretion	253,249	14,045	—	267,294	251,082	13,691	—	264,773

Total operating expenses	597,983	39,214	—	637,197	582,922	34,126	—	617,048

Operating income (loss)	253,149	10,108	—	263,257	191,833	3,903	—	195,736
Interest expense and amortization of deferred financing costs	(240,330)	(10,012)	9,216	(241,126)	(214,898)	(7,131)	6,192	(215,837)
Gains (losses) on purchases and redemptions of debt	(66,434)	—	—	(66,434)	(85,326)	—	—	(85,326)
Net gain (loss) on interest rate swaps	(187,874)	—	—	(187,874)	(55,733)	—	—	(55,733)
Interest and other income (expense)	9,279	75	(9,216)	138	9,112	83	(6,192)	3,003
Benefit (provision) for income taxes	15,929	(904)	—	15,025	57,046	(606)	—	56,440

Net income (loss)	(216,281)	(733)	—	(217,014)	(97,966)	(3,751)	—	(101,717)
Less: Net income (loss) attributable to the noncontrolling interest	—	(210)	—	(210)	—	(876)	—	(876)

Net income (loss) attributable to CCIC stockholders	$(216,281)	$(523)	$—	$(216,804)	$(97,966)	$(2,875)	$—	$(100,841)

Capital expenditures	$87,452	$4,313	$—	$91,765	$75,633	$3,275	$—	$78,908

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(97,333)	$(281)	$—	$(97,614)	$(110,295)	$(1,472)	$—	$(111,767)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	2,574	23	—	2,597	6,620	675	—	7,295
Acquisition and integrations costs	272	—	—	272	—	—	—	—
Depreciation, amortization and accretion	127,557	6,869	—	134,426	125,559	6,038	—	131,597
Interest expense and amortization of deferred financing costs	120,058	4,967	(4,680)	120,345	109,821	3,434	(3,005)	110,250
Gains (losses) on purchases and redemptions of debt	—	—	—	—	98,676	—	—	98,676
Net gain (loss) on interest rate swaps	114,598	—	—	114,598	59,528	—	—	59,528
Interest and other income (expense)	(4,394)	(45)	4,680	241	(6,025)	(229)	3,005	(3,249)
(Benefit) provision for income taxes	(5,145)	459	—	(4,686)	(55,242)	293	—	(54,949)
Stock-based compensation expense	9,880	25	—	9,905	8,055	1,426	—	9,481

Adjusted EBITDA	$268,067	$12,017	$—	$280,084	$236,697	$10,165	$—	$246,862

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(216,281)	$(733)	$—	$(217,014)	$(97,966)	$(3,751)	$—	$(101,717)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,136	23	—	4,159	10,666	720	—	11,386
Acquisition and integrations costs	272	—	—	272	—	—	—	—
Depreciation, amortization and accretion	253,249	14,045	—	267,294	251,082	13,691	—	264,773
Interest expense and amortization of deferred financing costs	240,330	10,012	(9,216)	241,126	214,898	7,131	(6,192)	215,837
Gains (losses) on purchases and redemptions of debt	66,434	—	—	66,434	85,326	—	—	85,326
Net gain (loss) on interest rate swaps	187,874	—	—	187,874	55,733	—	—	55,733
Interest and other income (expense)	(9,279)	(75)	9,216	(138)	(9,112)	(83)	6,192	(3,003)
(Benefit) provision for income taxes	(15,929)	904	—	(15,025)	(57,046)	606	—	(56,440)
Stock-based compensation expense	18,143	1,210	—	19,353	15,031	2,332	—	17,363

Adjusted EBITDA	$528,949	$25,386	$—	$554,335	$468,612	$20,646	$—	$489,258

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

9.	Stock-Based Compensation

Restricted Stock Awards

A summary of restricted stock award activity for the six months ended June 30, 2010 is as follows:

Number of Shares
(In thousands of shares)
Shares outstanding at December 31, 2009	4,154
Shares granted(a)	970
Shares vested	(669)
Shares forfeited	(8)

Shares outstanding at June 30, 2010	4,447

(a)

Weighted-average grant-date fair value of $30.19 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 49% in the Monte Carlo simulation used to measure grant date fair value.

During the six months ended June 30, 2010, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year period. During the six months ended June 30, 2010, the Company granted 0.5 million shares of restricted stock awards (“2010 Performance Awards”) to the Company’s executives and certain other employees which may vest on the third anniversary of the grant date subject to a market condition. The number of 2010 Performance Awards that may cliff vest on the third anniversary of the grant date is based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.

The Company recognized stock-based compensation expense related to restricted stock awards of $16.8 million and $14.0 million for the six months ended June 30, 2010 and 2009, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of June 30, 2010 is $38.5 million.

10.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$208,350	$145,643
Income taxes paid	2,218	4,424

Supplemental disclosure of non-cash financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps (note 3)	(100,242)	(174,067)

11.	Subsequent Events

Acquisition

In July 2010, the Company entered into an agreement with NewPath Networks, Inc. and its subsidiaries (“NewPath”) to merge with and into a subsidiary of the Company. NewPath’s assets include 35 distributed antenna system (“DAS”) networks in operation or under construction. The total cash consideration is $115.0 million, subject to certain adjustments, including for net capital expenditures. The acquisition is expected to close by the end of the third quarter 2010. Upon closing, the Company expects the acquisition will result in the recognition of additional net deferred tax liabilities.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)

(Tabular dollars in thousands, except per share amounts)

Issuances of Debt

In July 2010, indirect subsidiaries of the Company announced their offer and pricing of $1.55 billion of principal amount of senior secured notes (“August 2010 Tower Revenue Notes”) pursuant to an indenture governing the existing Tower Revenue Notes. These offered notes are expected to be paid solely from the cash flows generated from operations of the towers held by the issuers of the Tower Revenue Notes. The Company expects to use the net proceeds received from this offering to repay in full the 2006 Tower Revenue Notes, together with the related prepayment premium, fees and expenses. Upon closing of the August 2010 Tower Revenue Notes, the Company expects to recognize a loss of approximately $75 million on the consolidated statement of operations and comprehensive income (loss) in the third quarter of 2010 related to the refinancing of the 2006 Tower Revenue Notes. The offered August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250 million, $300 million, and $1.0 billion and have anticipated repayment dates in 2015, 2017 and 2020, respectively. The August 2010 Tower Revenue Notes are expected to have a weighted-average rate of 4.5% and to close in August 2010.

Interest Rate Swaps

As of July 29, 2010, an aggregate loss of $149.8 million has been recorded in accumulated other comprehensive income (loss) related to the interest rate swaps hedging the refinancing of the 2006 Tower Revenue Notes. Following the anticipated closing of the August 2010 Tower Revenue Notes, the Company will recognize the loss on the consolidated statement of operations and comprehensive income (loss) either (1) as an increase to “interest expense and amortization of deferred financing costs” over a five-year period or (2) as a loss in “net gain (loss) on interest rate swaps” in the third quarter of 2010, as appropriate based on the results of its effectiveness tests.

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

General Overview

Overview

As of June 30, 2010, we owned, leased or managed approximately 24,000 towers for wireless communications. Revenues generated from our core site rental business represented 90% of our second quarter 2010 consolidated revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2009 Form 10-K for a further discussion of our business and our tower portfolio.

The following are certain highlights of our business fundamentals as of and for the six months ended June 30, 2010.

•	Potential growth resulting from wireless network expansion and new entrants (see also the discussion of wireless industry surveys)
•	We expect wireless carriers will continue their focus on improving network quality and capacity by adding additional antennas and other equipment on our towers.
•

We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, and (4) increasing smart phone penetration.

•	Substantially all of our towers can accommodate, either as currently constructed or with appropriate modifications to the tower, another tenant.
•	U.S. wireless carriers continue to invest in their networks.
•	Site rental revenues under long-term leases with contractual escalations
•	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.
•	Weighted-average remaining term at CCUSA of approximately seven years, exclusive of renewals at the customer’s option.
•	Revenues predominately from large wireless carriers
•	In the U.S., Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 71% of consolidated revenues.
•	Majority of land under our towers under long-term control
•	Over 65% of our site rental gross margin is derived from towers that we own or control for greater than 20 years.
•	Relatively fixed tower operating costs with high incremental margins and cash flows on organic revenue growth
•	Our tower operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.
•	Our incremental margin on additional site rental revenues represents 92% of the related increase in site rental revenues.
•	Minimal sustaining capital expenditure requirements
•	Sustaining capital expenditures of $9.5 million, representing 4% of operating cash flows.
•

Debt portfolio with long-dated maturities extended over multiple years and virtually all of which is fixed rate (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of our debt)

•	90% of our debt has fixed rate coupons, and the remainder has been effectively converted to fixed rate through December 2011.
•

Our debt service coverage and leverage ratios were comfortably within their respective covenant requirements. See “Item 2. MD&A—Liquidity and Capital Resources” for a further discussion of our debt covenants.

•	Significant cash flows from operations
•	We generated $248 million of cash flows from operating activities.
•	Our cash flows can be characterized as a stable cash flow stream, which we expect to grow as a result of future growth in our site rental business.
•	Capital allocated to drive long-term shareholder value (per share)
•

Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring towers, acquiring land under towers, selectively constructing towers and distributed antenna systems, improving and structurally enhancing our existing towers, and purchasing, redeeming or refinancing our debt or preferred stock. See also “Item 2. MD&A—Liquidity and Capital Resources.”

•

Discretionary investments include the purchase of $138.2 million of common stock and $82.3 million in discretionary capital expenditures and in July 2010 the entry into an agreement to acquire NewPath Networks, Inc. and its subsidiaries (“NewPath”) a leading provider of distributed antenna system (“DAS”) networks for $115.0 million in cash, subject to certain adjustments, including for net capital expenditures.

The following is a discussion of certain recent events and information which may impact our business and our strategy or the wireless communications industry:

•	Consumers have increased their use of wireless voice and data services according to wireless industry surveys.
•

Wireless data service revenues for the second half of 2009 were more than $22 billion, which represents a 26% increase over the second half of 2008 and accounts for more than 28% of all wireless services revenues;(a)

•	Wireless connections exceeded 285 million as of December 31, 2009, which represents a year-over-year increase of over 15 million subscribers, or 5%;(a)
•	In addition, three-fourths of young people between ages 12 and 17 now own cell phones, compared to 45% in 2004;(b) and
•	38% of U.S. adults access the internet via mobile phones as of May 2010, compared to 25% as of April 2009.(b)
•

The uncertainty in the economy, which is further discussed in our 2009 Form 10-K, continued during 2010. Despite the current economic weakness and uncertainty, there has been continued incremental demand for wireless services, which has historically been the predominate driver of demand for our towers over the long-term, and we expect that growth trend to continue for the foreseeable future. Consequently, we expect to grow our site rental revenues over the foreseeable future as seen in our expected site rental revenues growth rates of between 8% and 9% from 2009 to 2010. Beginning in the first quarter of 2010, we increased our discretionary investments from 2009 levels, such as purchases of land and opportunistic purchases of our common stock, following our financing activities during 2009 and early 2010 that extended and laddered our debt maturities.

(a)	Source: The most recent CTIA U.S. Wireless industry survey
(b)	Source: Pew Research Center

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

Comparison of Consolidated Results

The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Percent Change(b)
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(Dollars in thousands)
Net revenues:
Site rental	$409,631	90%	$376,444	92%	9%
Network services and other	46,496	10%	33,430	8%	39%

Net revenues	456,127	100%	409,874	100%	11%

Operating expenses:
Costs of operations(a):
Site rental	115,465	28%	113,382	30%	2%
Network services and other	29,927	64%	21,009	63%	42%

Total costs of operations	145,392	32%	134,391	33%	8%
General and administrative	40,556	9%	38,102	9%	6%
Asset write-down charges	2,597	1%	7,295	2%	(64)%
Acquisition and integrations costs	272	—	—	—	—
Depreciation, amortization and accretion	134,426	29%	131,597	32%	2%

Operating income (loss)	132,884	29%	98,489	24%	35%
Interest expense and amortization of deferred financing costs	(120,345)	(26)%	(110,250)	(27)%	9%
Gains (losses) on purchases and redemption of debt	—	—	(98,676)	(24)%	*
Net gain (loss) in interest rate swaps	(114,598)	(25)%	(59,528)	(15)%	*
Interest and other income (expense)	(241)	—	3,249	1%	*

Income (loss) before income taxes	(102,300)	(22)%	(166,716)	(41)%	*
Benefit (provision) for income taxes	4,686	1%	54,949	14%	*

Net income (loss)	(97,614)	(21)%	(111,767)	(27)%	*
Less: Net income (loss) attributable to the noncontrolling interest	(85)	—	(349)	—	*

Net income (loss) attributable to CCIC stockholders	$(97,529)	(21)%	$(111,418)	(27)%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Percent Change(b)
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues
	(Dollars in thousands)
Net revenues:
Site rental	$816,503	91%	$744,111	92%	10%
Network services and other	83,951	9%	68,673	8%	22%

Net revenues	900,454	100%	812,784	100%	11%

Operating expenses:
Costs of operations(a):
Site rental	229,220	28%	223,080	30%	3%
Network services and other	56,223	67%	43,070	63%	31%

Total costs of operations	285,443	32%	266,150	33%	7%
General and administrative	80,029	9%	74,739	9%	7%
Asset write-down charges	4,159	—	11,386	1%	(63)%
Acquisition and integration costs	272	—	—	—	—
Depreciation, amortization and accretion	267,294	30%	264,773	33%	1%

Operating income (loss)	263,257	29%	195,736	24%	34%
Interest expense and amortization of deferred financing costs	(241,126)	(27)%	(215,837)	(27)%	12%
Gains (losses) on purchases and redemption of debt	(66,434)	(7)%	(85,326)	(10)%	*
Net gain (loss) in interest rate swaps	(187,874)	(21)%	(55,733)	(7)%	*
Interest and other income (expense)	138	—	3,003	—	*

Income (loss) before income taxes	(232,039)	(26)%	(158,157)	(20)%	*
Benefit (provision) for income taxes	15,025	2%	56,440	7%	*

Net income (loss)	(217,014)	(24)%	(101,717)	(13)%	*
Less: Net income (loss) attributable to the noncontrolling interest	(210)	—	(876)	—	*

Net income (loss) attributable to CCIC stockholders	$(216,804)	(24)%	$(100,841)	(13)%	*

*:	Percentage is not meaningful
(a)	Exclusive of depreciation, amortization and accretion shown separately.
(b)	Inclusive of the impact of foreign exchange rate fluctuations. See “Item 2. MD&A—Comparison of Operating Segments—CCAL”

Second Quarter 2010 and 2009. Our consolidated results of operations for the second quarter of 2010 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 99% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

First Half 2010 and 2009. Our consolidated results of operations for the first half of 2010 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 97% of net income (loss) attributable to CCIC stockholders. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).

Comparison of Operating Segments

Our reportable operating segments for the second quarter of 2010 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.

See note 8 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA.

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

CCUSA—Second Quarter 2010 and 2009

Net revenues for the second quarter of 2010 increased by $41.6 million, or 11%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $29.5 million, or 8%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Site rental gross margins for the second quarter of 2010 increased by $28.8 million, or 11%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 8% increase in site rental revenues. Site rental gross margins as a percentage of site rental revenues for second quarter of 2010 increased by two percentage points, to 72%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $28.8 million incremental margin represents 98% of the related increase in site rental revenues.

Network services and other revenues and gross margin for the second quarter of 2010 increased by $12.2 million, or 38%, and $3.6 million, or 29%, respectively, from the same period in the prior year. The increase in network services and other revenues and gross margin reflect the quarterly volatility in our take rates (market share) and mix of work performed as well as the variable nature of the network services business in general, as these revenues are not under long-term contract.

General and administrative expenses for the second quarter of 2010 increased by $2.8 million, or 8%, from the same period in the prior year. General and administrative expenses were 9% of the net revenues for both the second quarter of 2010 and 2009. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 9 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation of $1.8 million. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management which we believe further aligns compensation with stockholder value (see also our 2010 Proxy Statement) as well as adjustments to the forfeiture estimates. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the second quarter of 2010 increased by $31.4 million, or 13%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and service businesses, including the high incremental site rental margin on the new tenant additions.

Depreciation, amortization and accretion for the second quarter of 2010 increased by $2.0 million, or 2%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the second quarter of 2010 and the second quarter of 2009.

During the first half of 2010 and during full year 2009, we repaid or purchased $4.4 billion of face value debt using cash from our issuances of debt in order to extend and ladder the maturities of our debt portfolio. The increase in interest expense and amortization of deferred financing costs of $10.2 million, or 9%, from the first quarter of 2009 to 2010 predominately resulted from (1) 70% of our debt outstanding as of June 30, 2010 having been issued during 2009 and 2010 to refinance, at higher borrowing costs, other debt resulting in lengthening the weighted-average maturity of our portfolio of debt and (2) a $5.5 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes. During the second quarter of 2010, we recorded losses on interest rate swaps of $114.6 million which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. For a further discussion of the debt refinancing and the interest rate swaps see notes 2 and 3 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The benefit (provision) for income taxes for the second quarter of 2010 was a benefit of $5.1 million, representing a decrease in the benefit of $50.1 million from the same period in the prior year. As further discussed in note 4 to our condensed consolidated financial statements, we were no longer able to recognize any federal tax benefits on our losses during the second quarter of 2010 except for $6.9 million of federal tax benefit recorded as a result of a discrete event. As of June 30, 2010, we can no longer recognize any additional federal tax benefits in future periods unless future discrete events allow us to record additional deferred tax liabilities (see discussion of the agreement to acquire NewPath). Tax benefits for the second quarter of 2009 predominately reflect our recognition of federal benefits on our losses.

Net income (loss) attributable to CCIC stockholders for the second quarter of 2010 was a loss of $97.3 million, inclusive of net losses from interest rate swaps of $114.6 million. Net income (loss) attributable to CCIC stockholders for the second quarter of 2009 was a loss of $110.3 million, inclusive of (1) net losses from the purchase and early retirement of debt of $98.7 million and (2) net losses on interest rate swaps of $59.5 million. The decrease in the net loss was predominately due to (1) the previously mentioned charges and benefits, (2) the decrease in income taxes benefits resulting from the valuation allowances on our deferred tax assets recorded during the second quarter of 2010, and (3) the previously mentioned increase in interest expense of $10.2 million, partially offset by (4) growth in our site rental and services businesses.

CCUSA—First half 2010 and 2009

Net revenues for the first half of 2010 increased by $76.4 million, or 10%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $62.8 million, or 9%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancelations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.

Site rental gross margins for the first half of 2010 increased by $60.1 million, or 12%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for first half of 2010 increased by two percentage points, to 72%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $60.1 million incremental margin represents 96% of the related increase in site rental revenues.

Network services and other revenues and gross margin for the first half of 2010 increased by $13.6 million, or 21%, and $1.6 million, or 7%, respectively, from the same period in the prior year. The increase in network services and other revenues and gross margin reflect the quarterly volatility in our take rates (market share) and mix of work performed as well as the variable nature of the network services business in general as these revenues are not under long-term contract.

General and administrative expenses for the first half of 2010 increased by $4.5 million, or 7%, from the same period in the prior year but decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 9 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation of $3.1 million. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management which we believe further aligns compensation with stockholder value (see also our 2010 Proxy Statement) as well as adjustments to the forfeiture estimates. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.

Adjusted EBITDA for the first half of 2010 increased by $60.3 million, or 13%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and services businesses, including the high incremental site rental margin on the new tenant additions.

Depreciation, amortization and accretion for the first half of 2010 increased by $2.2 million, or 1%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the first half of 2010 and 2009.

During the first half of 2010 and during full year 2009, we repaid or purchased $4.4 billion of face value debt using cash from our issuances of debt in order to extend and ladder the maturities of our debt portfolio. The increase in interest expense and amortization of deferred financing costs of $25.4 million, or 12%, from the first half of 2009 to 2010 predominately resulted from (1) 70% of our debt outstanding as of June 30, 2010 having been issued during 2009 and 2010 to refinance, at higher borrowing costs, other debt resulting in lengthening the weighted-average maturity of our portfolio of debt and (2) a $15.8 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes. During the second half of 2010, we recorded losses on interest rate swaps of $187.9 million which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. For a further discussion of the debt refinancing and the interest rate swaps see notes 2 and 3 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The benefit (provision) for income taxes for the first half of 2010 was a benefit of $15.9 million, representing a decrease in the benefit of $41.1 million from the same period in the prior year. As further discussed in note 4 to our condensed consolidated financial statements, we were limited in the amount of federal tax benefits we could recognize on our losses during the second quarter of 2010. As of June 30, 2010, we can no longer recognize any additional federal tax benefits in future periods unless future discrete events allow us to record additional deferred tax liabilities (see discussion of the agreement to acquire NewPath). Tax benefits for the second quarter of 2009 predominately reflect our recognition of federal tax benefits on our losses.

Net income (loss) attributable to CCIC stockholders for the first half of 2010 was a loss of $216.3 million, inclusive of (1) net losses from interest rate swaps of $187.9 million and (2) net losses from purchases and early retirement of debt of $66.4 million. Net income (loss) attributable to CCIC stockholders for the first half of 2009 was a loss of $98.0 million, inclusive of (1) net losses from purchases and early retirement of debt of $85.3 million and (2) net losses from interest rate swaps of $55.7 million. The increase in net loss was predominately due to (1) the previously mentioned charges and benefits, (2) the decrease in income tax benefits resulting from the valuation allowances recorded on our deferred tax assets during the first half of 2010, and (3) the increase in interest expense of $25.4 million, partially offset by (4) growth in our site rental and services businesses.

CCAL—Second Quarter 2010 and 2009

The increases and decreases between the second quarter of 2010 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate (the equivalent of one Australian dollar expressed in U.S. dollars) for the second quarter of 2010 was approximately 0.88, an increase of 16% from approximately 0.76 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the second quarter of 2010 increased by $4.6 million, or 24%, from the same period in the prior year. Site rental revenues for the second quarter of 2010 increased by $3.7 million, or 21%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $3.4 million and $3.1 million, respectively, and accounted for an increase of 17% and 17%, respectively, for the second quarter of 2010 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, new tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases.

Site rental gross margins increased by $2.3 million, or 19%, to 69% of site rental revenues, for the second quarter of 2010, from $12.5 million, or 70% of site rental revenues, for second quarter in 2009. Adjusted EBITDA for the second quarter of 2010 increased by $1.9 million, or 18%, from the same period in the prior year, primarily as a result of the increase in site rental gross margins, which was driven by the previously mentioned change in exchange rates.

Net income (loss) attributable to CCIC stockholders for the second quarter of 2010 was a net loss of $0.2 million, compared to a net loss of $1.1 million for the second quarter of 2009. The decrease in net loss was primarily driven by the same factors that drove the improvement in Adjusted EBITDA and net revenues.

CCAL — First half 2010 and 2009

The increases and decreases between the first half of 2010 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate (the equivalent of one Australian dollar expressed in U.S. dollars) for the first half of 2010 was approximately 0.89, an increase of 25% from approximately 0.71 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Total net revenues for the first half of 2010 increased by $11.3 million, or 30%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $9.6 million, or 27%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $10.0 million and $9.0 million, respectively, and accounted for an increase of 26% and 26%, respectively, for the six months of 2010 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, new tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases.

Site rental gross margins increased by $6.2 million, or 25%, to 70% of site rental revenues, for the half of 2010, from $24.8 million, or 71% of site rental revenues, for the first half of 2009. Adjusted EBITDA for the first half of 2010 increased by $4.7 million, or 23%, from the same period in the prior year. Adjusted EBITDA was positively impacted by exchange rate fluctuations.

Net income (loss) attributable to CCIC stockholders for the first half of 2010 was a net loss of $0.5 million, compared to a net loss of $2.9 million in the first half of 2009. The decrease in net loss was predominately due to higher depreciation expense for the first half of 2009, as a result of recording depreciation expense for towers that were acquired with short useful lives for accounting purposes driven by the short term of the underlying ground lease.

Liquidity and Capital Resources

Overview

General.    Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. For more than five years, our cash from operations has exceeded our cash interest payments and capital expenditures (sustaining and discretionary) and provided us with cash available for other discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Beginning in the first quarter of 2010, we increased our purchases of land, opportunistic purchases of our common stock and purchases of our debt from 2009 activity levels, as a result of the financial flexibility afforded us after completing financing activities during 2009 and 2010 that extended and laddered our debt maturities. Our significant financing activities during the first six months of 2010 include the following:

•	We extended the maturity of our debt by issuing the January 2010 tower revenue notes, using a portion of the proceeds to repay the 2005 tower revenue notes.
•	We purchased or repaid $2.1 billion face value of debt for $2.1 billion in cash, funded in part with proceeds from the January 2010 tower revenue notes.
•	We purchased 3.6 million shares of common stock in the open market for $138.2 million in cash.
•	We paid $232.7 million to settle $1.9 billion notional value of forward-starting interest rate swaps.

Liquidity Position.    The following is a summary of our capitalization and liquidity position. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and notes 2 and 11 to our condensed consolidated financial statements for additional information regarding our debt.

June 30, 2010
(In thousands of dollars)
Cash and cash equivalents(a)	$242,087
Undrawn revolver availability	400,000
Debt and other long-term obligations	6,388,931
Interest rate swap liabilities	359,716
Redeemable preferred stock	316,117
Total equity	2,481,870

(a)	Exclusive of $209.3 million of restricted cash.

We expect that our cash on hand, undrawn revolver availability and cash flows from operating activities (net of cash interest payments) over the next 12 months, which should be at least equal to the $571 million of cash flows from operating activities for full year 2009, should be sufficient to cover over the next 12 months our expected (1) debt service obligations of $20.8 million (principal repayments), (2) capital expenditures of approximately $230 million (sustaining and discretionary), and (3) interest rate swap obligations of $377.5 million on a settlement basis based on interest rates in effect at June 30, 2010. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

Over the next 12 months we have no debt maturities other than nominal principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when the term loans mature ($629 million). We expect to close on the announced offering of $1.55 billion principal of August 2010 tower revenue notes in August 2010. The net proceeds of which we expect to use to repay the 2006 tower revenue notes, together with the related prepayment premium, fees and expenses. Our ability to obtain borrowings that are securitized by tower cash flows and are at commercially reasonable terms will depend on various factors, such as our ability to generate cash flows on our existing towers, the state of the capital markets and other factors such as those in “Item 1A. Risk Factors” from our 2009 Form 10-K. If we are unable to refinance our debt with similar instruments, we may explore other forms of financing, which may include other forms of debt or issuances of equity or equity related securities.

Before giving effect to our proposed August 2010 tower revenue notes offering to refinance the 2006 tower revenue notes, our tower revenue notes (totaling $3.2 billion) have final maturities between 2036 and 2040 and anticipated repayment dates of November 2011 for the $1.33 billion 2006 tower revenue notes and between 2015 and 2020 for the January 2010 tower revenue notes. As further discussed in note 2 to our condensed consolidated financial statements, if our tower revenue notes are not repaid in full on or prior to their anticipated repayment dates, then the interest rates increase by approximately 5% per annum (to approximately 11%) and substantially all of the cash flows of the subsidiaries issuing the tower revenue notes (Excess Cash Flow as defined in the tower revenue notes indenture) will be used to repay principal of the applicable tower revenue notes. Excess Cash Flow of the issuers of the tower revenue notes was approximately $375 million for full year 2009, representing approximately two-thirds of our annualized consolidated cash flows from operations for 2009. Should we not repay our tower revenue notes by their anticipated repayment dates, we anticipate having sufficient liquidity to operate our existing business with no impact on our operations. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a tabular presentation of our debt maturities as of June 30, 2010.

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

Summary Cash Flow Information

A summary of our cash flows is as follows:

	Six Months Ended June 30,
	2010	2009	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$248,207	$269,458	$(21,251)
Investing activities	(112,220)	(77,475)	(34,745)
Financing activities	(659,259)	(9,515)	(649,744)
Effect of exchange rate changes on cash	(787)	(2,698)	1,911

Net increase (decrease) in cash and cash equivalents	$(524,059)	$179,770	$(703,829)

Operating Activities

The decrease in net cash provided by operating activities for the first half of 2010 of $21.3 million, or 8%, from 2009, was primarily due to (1) a change in working capital that decreased operating cash flows by $66.1 million, resulting primarily from the timing of certain payments such as cash interest payments and higher cash interest expense, partially offset by (2) growth in our site rental business. Changes in working capital, and particularly changes in site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a dramatic impact on our net cash from operating activities for interim periods, largely due to the timing of payments and receipts. Net cash flows provided by operating activities for the year ended December 31, 2009 were $571.3 million, inclusive of a reduction of $62.0 million resulting from changes in working capital. We expect cash flows provided by operating activities for the year ended December 31, 2010 to be at least equal to that for the year ended December 31, 2009, inclusive of a reduction of an estimated $165 million resulting from changes in working capital. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.

Investing Activities

Capital Expenditures.    A summary of our capital expenditures is as follows:

	Six Months Ended June 30,
	2010	2009	Change
	(In thousands of dollars)
Discretionary:
Land purchases	$51,000	$5,133	$45,867
Construction or purchases of towers	5,963	10,741	(4,778)
Tower improvements and other	25,350	52,934	(27,584)
Sustaining	9,452	10,100	(648)

Total	$91,765	$78,908	$12,857

Our total capital expenditures increased as a result of an increase in land purchases, offset by a decrease in tower improvements. As previously mentioned, we have increased our purchases of land from our 2009 levels following our financing activities in 2009 and 2010 that extended and laddered our debt maturities. Tower improvement capital expenditures typically vary based on (1) the type of work performed on the towers, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, and (2) the existing capacity of the tower prior to installation. Other than sustaining capital expenditures, which we expect to be approximately $22 million to $27 million for the year ended December 31, 2010, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use at least $230 million of our cash flow on capital expenditures for full year 2010, with approximately $65 million to $85 million of our capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.

Acquisitions.    In July 2010, we entered into an agreement with NewPath, one of the leading providers of DAS networks, to merge with and into a subsidiary of ours. NewPath’s assets include 35 DAS networks in operation or under construction. The total cash consideration is $115.0 million, subject to certain adjustments, including for net capital expenditures. We expect the acquisition to close by the end of the third quarter of 2010. Upon closing, we expect the acquisition will result in the recognition of additional net deferred tax liabilities.

Consistent with our capital allocation strategy discussed herein and in our 2009 Form 10-K, we may continue to pursue the acquisition of towers and other complementary businesses, such as in the case of NewPath. We may fund future acquisitions with various sources, including future debt financings and issuances of equity and equity related securities. We expect that our financing of acquisitions would be consistent with our liquidity strategy including with respect to our leverage and capital structure relative to our Adjusted EBITDA and operating cash flows.

Financing Activities

As further discussed in our 2009 Form 10-K, during 2009 we had previously limited our discretionary investments such as common stock purchases in order to increase cash available to retire portions of our debt. Following our financing activities during 2009 and 2010 that extended and laddered our debt maturities, we have resumed our opportunistic purchases of common stock.

Issuances of Debt.    See note 2 for a discussion of the issuance of the January 2010 tower revenue notes in January 2010. See note 11 for a discussion of the offering of August 2010 tower revenue notes.

Debt Purchases and Repayments.    See note 2 to our consolidated financial statements for a summary of our purchases and repayments of debt during 2010 including the gains (losses) on the purchases and repayments.

Interest Rate Swaps.    We enter into interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and notes 3 and 11 to our condensed consolidated financial statements for a further discussion of our interest rate swaps including (1) cash payments to settle outstanding interest rate swaps, (2) the potential future impact on our cash obligations and our earnings and (3) information concerning interest rate swaps that no longer represent economic hedges.

Common Stock Activity.    As of June 30, 2010 and December 31, 2009, we had 290.3 million and 292.7 million common shares outstanding, respectively. During the first six months of 2010, we purchased 3.6 million shares of common stock in open market purchases at an average price of $38.34 per share utilizing $138.2 million in cash.

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

	Debt	Current Covenant Requirement	As of June 30, 2010(d)	At Inception(d)
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.7	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	2.7	1.9

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

(d)	The covenant requirement ratios have stepped down from the credit agreement inception date. The covenant requirement ratios were in compliance with the credit agreement at the date of inception.

The following are the ratios applicable to the cash trap reserve covenants under our debt agreements that could require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.

	Debt	Current Covenant Requirement(a)	As of June 30, 2010	At Inception
Debt Service Coverage Ratio(b)	2006 Tower Revenue Notes	>1.75	2.9	2.3
Debt Service Coverage Ratio(b)	January 2010 Tower Revenue Notes	>1.75	2.9	2.9
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.5	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.8	2.5

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

Accounting and Reporting Matters

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2009 are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2009 Form 10-K. The critical accounting policies and estimates for the first six months of 2010 have not changed from the critical accounting policies for the year ended December 31, 2009.

Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2010

No accounting pronouncements adopted during the six months ended June 30, 2010 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2010 are expected to have a material impact on our consolidated financial statements. See our consolidated financial statements in our 2009 Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.

Non-GAAP Financial Measures

One measurement of profit or loss currently used to evaluate our operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 8 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.

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

Interest Rate Risk

Our interest rate risk relates primarily to the impact of interest rate movements on:

•	the potential refinancing of our existing debt;
•	our $628.9 million of floating rate debt representing approximately 10% of total debt, of which $600.0 million has been fixed until December 2011 through interest rate swaps;
•	interest rate swaps that no longer represent economic hedges; and
•	potential future borrowings of incremental debt.

Interest Rate Swaps

Our interest rate swaps have an aggregate settlement value of $377.5 million as of June 30, 2010, and they are contractually due and payable between February 2011 and November 2011. In 2010, we have utilized a dollar cost averaging approach of recurring partial settlements in order to settle our interest rate swaps hedging the 2005 tower revenue notes. We may continue this approach to settling these interest rate swaps in the future. See the following table and note 3 to our condensed consolidated financial statements for additional information regarding our interest rate swaps.

A hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of June 30, 2010 would increase the liability for our swaps on a settlement value basis by approximately $179 million, and a hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $172 million, and an opposite hypothetical increase in LIBOR would positively impact earnings by a similar amount, inclusive of the impact of the swaps hedging the refinancing of the 2006 tower revenue notes that we expect to de-designate as a result of the proposed offering of August 2010 tower revenue notes.

The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of June 30, 2010. These debt maturities reflect contractual maturity dates, exclusive of other long-term obligations that are de minimis, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)). See notes 2, 3 and 11 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments’ Contractual Year of Maturity
	2010	2011		2012		2013		2014		Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate	$6,480	$16,653	(c)	$17,969	(c)	$18,722	(c)	$18,970	(c)	$5,754,107	(c)	$5,832,901	(c)	$6,177,072
Average interest rate(b)	6.3%	6.3	%(c)	6.3	%(c)	6.3	%(c)	6.3	%(c)	9.5	%(c)	9.5	%(c)
Variable rate	$3,250	$6,500		$6,500		$6,500		$606,125		$—		$628,875		$597,431
Average interest rate	1.8%	1.8%		1.8%		1.8%		1.8%		—		1.8%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2010	2011		2012		2013		2014		Thereafter		Total
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed—Forward starting(d)	$—	$3,100,000		$—		$—		$—		$—		$3,100,000
Fair value assets (liabilities)(e)	—	(354,647)		—		—		—		—		(354,647)
Average Fixed Rate(f)	—	5.2%		—		—		—		—		5.2%
Variable to Fixed	$—	$600,000		$—		$—		$—		$—		$600,000
Fair value assets (liabilities)(e)	—	(5,069)		—		—		—		—		(5,069)
Average Fixed Rate(f)	—	1.3%		—		—		—		—		1.3%

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
(c)

The anticipated repayment dates are (1) 2011 for the 2006 tower revenue notes and (2) 2015, 2017 and 2020, as applicable, for the January 2010 tower revenue notes. As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2036 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The full year 2009 Excess Cash Flow of the Issuers was approximately $375 million without consideration of the tower revenue notes purchased by CCIC.

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

(e)

The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of June 30, 2010, the liability on a cash settlement basis of was approximately $377.5 million. Fair value differs from settlement value because fair value considers non-performance risk such as credit risk.

(f)	Exclusive of any applicable credit spreads.

Foreign Currency Risk

The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated net revenues and 4% of our operating income for the six months ended June, 2010. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our 2009 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table summarizes information with respect to purchases of our equity securities during the second quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
April 1—April 30, 2010	797	$37.61	—	—
May 1—May 31, 2010	234	34.97	—	—
June 1—June 30, 2010	—	—	—	—

Total	1,031	$37.01	—	—

We paid $38.2 million in cash to effect these purchases, of which 1.0 million were purchased in the open market utilizing $38.1 million in cash or $37.01 per share.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a) 3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

* 31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

* 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 6, 2010	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 6, 2010	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)