Form 10-Q/A
period 2010-06-30
CROWN CASTLE INTERNATIONAL CORP
filed 2010-08-26
CIK 1051470

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss), (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited condensed consolidated financial statements.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a) 3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this Form 10-Q/A

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date: August 25, 2010	By:	/s/ Jay A. Brown
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 25, 2010	By:	/s/ Rob A. Fisher
Rob A. Fisher Vice President and Controller (Principal Accounting Officer)