Form 10-Q
period 2010-09-30
CROWN CASTLE INTERNATIONAL CORP
filed 2010-11-05
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period              to

Commission File Number 001-16441
____________________________________
CROWN CASTLE INTERNATIONAL
CORP.
(Exact name of registrant as specified in its charter)

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Augusta Drive, Suite 500, Houston, Texas 77057-2261 (Address of principal executives office) (Zip Code)
(713) 570-3000 (Registrant's telephone number, including area code)
____________________________________

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

Number of shares of common stock outstanding at October 31, 2010: 290,756,111

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are identified as forward-looking statements. Such statements include plans, projections and estimates contained in “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk” herein. Words such as “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe,” “expect,” “likely” and similar expressions are intended to identify forward-looking statements.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303,979	$766,146
Restricted cash	207,055	213,514
Receivables, net of allowance of $4,987 and $5,497, respectively	55,201	44,431
Prepaid expenses	69,273	68,551
Deferred income tax assets	92,678	76,089
Deferred site rental receivables and other current assets, net	26,119	27,302
Total current assets	754,305	1,196,033
Property and equipment, net of accumulated depreciation of $3,343,143 and $3,040,572, respectively	4,897,340	4,895,983
Goodwill	2,029,139	1,984,804
Other intangible assets, net of accumulated amortization $595,584 and $476,895, respectively	2,338,517	2,405,422
Deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets	633,941	474,364
Total assets	$10,653,242	$10,956,606

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,100	$33,053
Accrued interest	54,546	69,476
Deferred revenues	232,940	179,649
Interest rate swaps	234,940	160,121
Other accrued liabilities	97,226	94,610
Short-term debt, current maturities of debt and other obligations	22,039	217,196
Total current liabilities	669,791	754,105
Debt and other long-term obligations	6,594,066	6,361,954
Deferred income tax liabilities	87,889	74,117
Deferred ground lease payable, interest rate swaps and other liabilities	604,150	514,691
Total liabilities	7,955,896	7,704,867

Commitments and contingencies (note 9)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2010 and December 31, 2009—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	316,349	315,654
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: September 30, 2010—290,917,968 and December 31, 2009—292,729,684	2,909	2,927
Additional paid-in capital	5,581,479	5,685,874
Accumulated other comprehensive income (loss)	(207,241)	(124,224)
Accumulated deficit	(2,995,753)	(2,628,336)
Total CCIC stockholders' equity	2,381,394	2,936,241
Noncontrolling interest	(397)	(156)
Total equity	2,380,997	2,936,085
Total liabilities and equity	$10,653,242	$10,956,606

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Site rental	$437,079	$396,466	$1,253,582	$1,140,577
Network services and other	44,811	32,613	128,762	101,286
Net revenues	481,890	429,079	1,382,344	1,241,863
Operating expenses:
Costs of operations(a):
Site rental	116,233	114,899	345,453	337,979
Network services and other	26,767	21,613	82,990	64,683
General and administrative	41,420	39,230	121,449	113,969
Asset write-down charges	4,429	3,073	8,588	14,459
Acquisition and integration costs	867	—	1,139	—
Depreciation, amortization and accretion	136,218	131,463	403,512	396,236
Total operating expenses	325,934	310,278	963,131	927,326
Operating income (loss)	155,956	118,801	419,213	314,537
Interest expense and amortization of deferred financing costs	(123,196)	(111,169)	(364,322)	(327,006)
Gains (losses) on purchases and redemptions of debt	(71,933)	(4,848)	(138,367)	(90,174)
Net gain (loss) on interest rate swaps	(104,421)	(58,327)	(292,295)	(114,060)
Interest and other income (expense)	847	2,569	985	5,572
Income (loss) before income taxes	(142,747)	(52,974)	(374,786)	(211,131)
Benefit (provision) for income taxes	7,597	21,836	22,622	78,276
Net income (loss)	(135,150)	(31,138)	(352,164)	(132,855)
Less: Net income (loss) attributable to the noncontrolling interest	(141)	501	(351)	(375)
Net income (loss) attributable to CCIC stockholders	(135,009)	(31,639)	(351,813)	(132,480)
Dividends on preferred stock	(5,201)	(5,202)	(15,604)	(15,604)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(140,210)	$(36,841)	$(367,417)	$(148,084)

Net income (loss)	$(135,150)	$(31,138)	$(352,164)	$(132,855)
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0, $0, $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	(1,265)	15,285	158	24,245
Derivative instruments net of taxes of $(909), $19,984, $(14,124) and $67,512, respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	(17,562)	(89,324)	(139,108)	37,342
Amounts reclassified into results of operations, net of taxes	16,266	9,802	38,946	148,611
Foreign currency translation adjustments	26,108	14,717	17,097	36,594
Comprehensive income (loss)	(111,603)	(80,658)	(435,071)	113,937
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(196)	326	(241)	(582)
Comprehensive income (loss) attributable to CCIC stockholders	$(111,407)	$(80,984)	$(434,830)	$114,519
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share - basic and diluted	$(0.49)	$(0.13)	$(1.28)	$(0.52)
Weighted-average common shares outstanding (in thousands) - basic and diluted	286,119	286,707	286,883	286,356
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(352,164)	$(132,855)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	403,512	396,236
Gains (losses) on purchases and redemptions of long-term debt	138,367	90,174
Amortization of deferred financing costs and other non-cash interest	59,734	43,549
Stock-based compensation expense	26,185	21,810
Asset write-down charges	8,588	14,459
Deferred income tax benefit (provision)	(34,279)	(83,531)
Income (expense) from forward-starting interest rate swaps	292,295	111,396
Other adjustments	818	179
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(14,930)	25,829
Increase (decrease) in accounts payable	(5,309)	(10,257)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	11,891	(12,367)
Decrease (increase) in receivables	(7,295)	6,043
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(119,758)	(76,992)
Net cash provided by (used for) operating activities	407,655	393,673
Cash flows from investing activities:
Proceeds from disposition of property and equipment	2,035	3,374
Capital expenditures	(148,274)	(111,297)
Payments for acquisitions of businesses, net of cash acquired	(126,972)	(2,581)
Payments for investments and other	(25,247)	—
Net cash provided by (used for) investing activities	(298,458)	(110,504)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,450,000	2,228,848
Proceeds from issuance of capital stock	16,310	16,742
Principal payments on long-term debt and other long-term obligations	(18,282)	(4,875)
Purchases and redemptions of long-term debt	(3,541,312)	(2,131,910)
Purchases of capital stock	(146,908)	(1,231)
Borrowings under revolving credit agreements	—	50,000
Payments under revolving credit agreements	—	(219,400)
Payments for financing costs	(58,729)	(59,000)
Payments for forward-starting interest rate swap settlements	(266,870)	—
Net (increase) decrease in restricted cash	9,467	(31,061)
Dividends on preferred stock	(14,909)	(14,908)
Net cash provided by (used for) financing activities	(571,233)	(166,795)
Effect of exchange rate changes on cash	(131)	(2,762)
Net increase (decrease) in cash and cash equivalents	(462,167)	113,612
Cash and cash equivalents at beginning of period	766,146	155,219
Cash and cash equivalents at end of period	$303,979	$268,831

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars) (Unaudited)

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) ("AOCI")	Accumulated Deficit	Noncontrolling Interest	Total
Balance, June 30, 2010	$2,903	$5,565,554	$(230,843)	$(2,855,543)	$(201)	$2,481,870
Issuances of capital stock, net of forfeitures	6	7,907	—	—	—	7,913
Purchases and retirement of capital stock	—	(24)	—	—	—	(24)
Stock-based compensation	—	8,042	—	—	—	8,042
Other comprehensive income (loss)(a)	—	—	23,602	—	(55)	23,547
Dividends on preferred stock	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	(135,009)	(141)	(135,150)
Balance, September 30, 2010	$2,909	$5,581,479	$(207,241)	$(2,995,753)	$(397)	$2,380,997

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance June 30, 2009	$2,908	$5,638,213	$(111,985)	$(2,604,441)	$(1,046)	$2,923,649
Issuances of capital stock, net of forfeitures	4	6,960	—	—	—	6,964
Purchases and retirement of capital stock	—	(14)	—	—	1	(13)
Stock-based compensation	—	6,779	—	—	—	6,779
Other comprehensive income (loss)(a)	—	—	(49,345)	—	(175)	(49,520)
Dividends on preferred stock	—	—	—	(5,202)	—	(5,202)
Net income (loss)	—	—	—	(31,639)	501	(31,138)
Balance, September 30, 2009	$2,912	$5,651,938	$(161,330)	$(2,641,282)	$(719)	$2,851,519

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2010	$2,927	$5,685,874	$(124,224)	$(2,628,336)	$(156)	$2,936,085
Issuances of capital stock, net of forfeitures	20	16,290	—	—	—	16,310
Purchases and retirement of capital stock	(38)	(146,870)	—	—	—	(146,908)
Stock-based compensation	—	26,185	—	—	—	26,185
Other comprehensive income (loss)(a)	—	—	(83,017)	—	110	(82,907)
Dividends on preferred stock	—	—	—	(15,604)	—	(15,604)
Net income (loss)	—	—	—	(351,813)	(351)	(352,164)
Balance, September 30, 2010	$2,909	$5,581,479	$(207,241)	$(2,995,753)	$(397)	$2,380,997

	CCIC Stockholders
	Common Stock	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance January 1, 2009	$2,885	$5,614,507	$(408,329)	$(2,493,198)	$—	$2,715,865
Issuances of capital stock, net of forfeitures	28	16,714	—	—	—	16,742
Purchases and retirement of capital stock	(1)	(1,093)	—	—	(137)	(1,231)
Stock-based compensation	—	21,810	—	—	—	21,810
Other comprehensive income (loss)(a)	—	—	246,999	—	(207)	246,792
Dividends on preferred stock	—	—	—	(15,604)	—	(15,604)
Net income (loss)	—	—	—	(132,480)	(375)	(132,855)
Balance, September 30, 2009	$2,912	$5,651,938	$(161,330)	$(2,641,282)	$(719)	$2,851,519
____________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of “other comprehensive income (loss).”

See condensed notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2010, and the consolidated results of operations and the consolidated cash flows for the three and nine months ended September 30, 2010 and 2009. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain reclassifications have been made to the financial statements for prior periods in order to conform to the presentation for the nine months ended September 30, 2010.
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
New Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2010 had a material impact on the Company’s consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2010 but not yet adopted are expected to have a material impact on the Company’s consolidated financial statements. See the Company’s consolidated financial statements in the 2009 Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.

2.	Acquisition
In July 2010, the Company entered into an agreement with NewPath Networks, Inc. ("NewPath") to merge with and into a subsidiary of the Company. In September 2010, the merger with NewPath was completed. NewPath's assets include 35 distributed antenna system ("DAS") networks in operation or under construction. The total cash consideration was approximately $128 million. The preliminary purchase price was predominately allocated to (1) property and equipment, (2) intangible assets consisting of site rental contracts and customer relationships, (3) goodwill, (4) accrued liabilities, and (5) deferred tax liabilities, based upon estimated fair values at the date of acquisition, and is subject to subsequent adjustments as the preliminary estimates are finalized. The Company paid a purchase price that resulted in goodwill due to (1) the expected growth in the DAS business and (2) opportunities to construct and lease future DAS networks.
See note 5 for a discussion of this acquisition's impact on income taxes.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

3.	Debt and Other Obligations
The following is a summary of the Company’s indebtedness.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of September 30, 2010		Outstanding Balance as of December 31, 2009		Stated Interest Rate as of September 30, 2010(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$—	(b)	$—		N/A	(c)
2007 Term Loans	Jan./March 2007	March 2014		627,250		632,125		1.8%	(c)
Total bank debt				627,250		632,125
Securitized debt - fixed rate:
2005 Tower Revenue Notes	June 2005	June 2035		—		1,638,616		—
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036		—		1,550,000		—
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		—		5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		—		4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	236,410		250,000		7.0%
Total securitized debt				3,686,410		3,438,616
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		801,982		823,809		9.0%	(f)
7.75% Secured Notes	April 2009	May 2017		975,183		1,167,225		7.8%	(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,665		497,533		7.1%	(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51		7.5%
Total high yield bonds				2,274,881		2,488,618
Other:
Capital leases and other obligations	Various	Various	(i)	27,564		19,791		Various	(i)
Total debt and other obligations				6,616,105		6,579,150
Less: current maturities and short-term debt and other current obligations				22,039	(j)	217,196	(j)
Non-current portion of long-term debt and other long-term obligations				$6,594,066		$6,361,954
________________

(a)	Represents the weighted-average stated interest rate.

(b)	The availability is $400.0 million.

(c)
The Revolver currently bears interest at a rate per annum, at the election of CCOC, equal to the prime rate of The Royal Bank of Scotland plc plus a credit spread ranging from 1.0% to 1.4% or LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company's consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC's election, equal to the prime rate of The Royal Bank of Scotland plc plus 0.5% or LIBOR plus 1.5%. See note 4.

(d)
If the respective series of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the Issuers (as defined in the indenture) will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the respective Tower Revenue Notes.

(e)
The 2009 Securitized Notes consist of $166.4 million of principal as of September 30, 2010 that amortizes through 2019, and $70.0 million of principal that amortizes during the period beginning in 2019 and ending in 2029.

(f)	The effective yield is approximately 11.3%, inclusive of the discount.

(g)	The effective yield is approximately 8.2%, inclusive of the discount.

(h)	The effective yield is approximately 7.2%, inclusive of the discount.

(i)	The Company's capital leases and other obligations bear interest rates up to 9% and mature in periods ranging from less than one year to approximately 20 years.

(j)	The decrease in the current maturities reflects the refinancing of the 2005 Tower Revenue Notes.

Securitized Debt — 2010 Tower Revenue Notes
Indirect subsidiaries of the Company issued $1.9 billion of principal amount of senior secured notes in January 2010 (“January 2010 Tower Revenue Notes”) and $1.55 billion of principal amount of senior secured notes in August 2010 ("August 2010 Tower Revenue Notes"), respectively, pursuant to the indenture governing the existing Tower Revenue Notes. The January 2010 Tower

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Revenue Notes and the August 2010 Tower Revenue Notes (collectively, "2010 Tower Revenue Notes") are secured on a first priority basis by a pledge of the equity interests of each applicable issuer and by certain other assets of such subsidiaries. The 2010 Tower Revenue Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the subsidiaries issuing the 2010 Tower Revenue Notes and the indirect subsidiary of the Company that is the direct parent of those issuers. The 2010 Tower Revenue Notes will be paid solely from the cash flows generated from operations of the towers held by the issuers of the 2010 Tower Revenue Notes. The net proceeds of the January 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion and have anticipated repayment dates in 2015, 2017 and 2020, respectively. The net proceeds of the August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2006 Tower Revenue Notes not previously purchased. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion and have anticipated repayment dates in 2015, 2017 and 2020, respectively.
The Company may repay the 2010 Tower Revenue Notes in whole or in part at any time after the second anniversary of the respective closing date, provided such repayment is accompanied by any applicable prepayment consideration.
The indenture governing the Tower Revenue Notes contains covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The 2010 Tower Revenue Notes contain the same financial covenants as the previously outstanding 2005 and 2006 Tower Revenue Notes which are discussed in the consolidated financial statements in the 2009 Form 10-K.
Debt Purchases and Repayments
The following is a summary of the purchases and repayments of debt during the nine months ended September 30, 2010.

	Principal Amount	Cash Paid(a)	Gains (losses)
2005 Tower Revenue Notes	$1,638,616	$1,651,255	$(15,718)
2006 Tower Revenue Notes	1,550,000	1,629,920	(87,755)
2009 Securitized Notes (b)	5,000	5,250	(393)
9% Senior Notes	33,115	36,116	(6,425)
7.75% Secured Notes (b)	199,593	218,771	(28,076)
Total	$3,426,324	$3,541,312	$(138,367)	(c)
________________

(a)	Exclusive of accrued interest.

(b)
These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company's subsidiaries.

(c)	Inclusive of $23.4 million related to the write-off of deferred financing costs and discounts.
Interest Expense and Amortization of Deferred Financing Costs
The components of “interest expense and amortization of deferred financing costs” are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense on debt obligations	$101,012	$94,225	$304,588	$283,457
Amortization of deferred financing costs	3,825	6,779	11,705	19,814
Amortization of discounts on long-term debt	3,666	3,489	10,716	8,605
Amortization of interest rate swaps	14,400	6,147	36,225	12,213
Other	293	529	1,088	2,917
Total	$123,196	$111,169	$364,322	$327,006

4.	Interest Rate Swaps
The Company enters into interest rate swaps only to manage and reduce its interest rate risk, including the use of (1) forward- starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings, and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes. The forward-starting interest rate swaps call for the Company to pay interest at a fixed rate in exchange for receiving

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

interest at a variable rate equal to LIBOR. The forward-starting interest rate swaps are exclusive of any credit spread that would be incremental to the fixed rate in determining the all-in interest rate of the anticipated financing.
The Company is exposed to non-performance risk from the counterparties to its interest rate swaps; however, the Company generally uses master netting arrangements to partially mitigate such non-performance risk. The Company does not require collateral from its counterparties as security for its interest rate swaps. The Company's interest rate swaps are with Morgan Stanley, the Royal Bank of Scotland plc and Credit Agricole.
The following is a summary of the outstanding interest rate swaps as of September 30, 2010:

Hedged Item(a)	Combined Notional	Start Date(b)	End Date	Pay Fixed Rate(c)	Receive Variable Rate
Variable to fixed — forward starting:
Non-economic hedge(d)	1,351,825	Feb. 2011	Feb. 2016	5.3%	LIBOR
Non-economic hedge(e)	1,550,000	Nov. 2011	Nov. 2016	5.1%	LIBOR
Variable to fixed:
2007 Term Loans(f)	600,000	Jan. 2010	Dec. 2011	1.3%	LIBOR
Total	$3,501,825
________________

(a)	Inclusive of interest rate swaps not designated as hedging instruments.

(b)	On the respective effective dates (start dates), the Company is contractually obligated to terminate and settle in cash the forward-starting interest rate swaps.

(c)	Exclusive of any applicable credit spreads.

(d)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Mortgage Loan. See the discussion below regarding discontinuation of hedge accounting.

(e)	This interest rate swap previously hedged the anticipated refinancing of the 2006 Tower Revenue Notes. See the discussion below regarding discontinuation of hedge accounting.

(f)	The Company has effectively fixed LIBOR for two years on $600.0 million of the 2007 Term Loans at a combined rate of approximately 1.3% (exclusive of the applicable credit spread).
The Company refinanced the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes via the issuance of the January 2010 Tower Revenue Notes in January 2010 and the August 2010 Tower Revenue Notes in August 2010, respectively. Each of these refinancings qualified as the respective hedged forecasted transaction and resulted in no ineffectiveness. During the nine months ended September 30, 2010, the Company paid an aggregate of $265.7 million to settle (1) the interest rate swaps that previously hedged the refinancing of the 2005 Tower Revenue Notes and (2) a portion of the interest rate swaps that previously hedged the 2006 Mortgage Loan. The interest rate swaps hedging the refinancing of the 2006 Mortgage Loan and the 2006 Tower Revenue Notes are no longer economic hedges of the Company's exposure to LIBOR on the anticipated refinancing of its existing debt as a result of the Company's election not to settle these interest rate swaps following the refinancing of the respective debt. As a result, changes in the fair value of such non-economic swaps are prospectively recorded in earnings until settlement in “net gain (loss) on interest rate swaps” on the consolidated statement of operations and comprehensive income (loss). After giving effect to the partial cash settlement of the interest rate swaps hedging the 2006 Mortgage Loan during the third quarter of 2010 totaling $33.0 million, the Company's non-economic hedges have a notional value of $2.9 billion, and the settlement value is a liability of approximately $453.3 million as of September 30, 2010.
The following shows the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $71.6 million for the next twelve months. See also note 6.

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	September 30, 2010	December 31, 2009
Designated as hedging instruments:
Current	Interest rate swaps, current	$6,506	$136,961
Non-current	Interest rate swaps, non-current	—	41,702
Not designated as hedging instruments:
Current	Interest rate swaps, current	228,434	23,160
Non-current	Interest rate swaps, non-current	208,377	98,779
Total		$443,317	$300,602

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Rate Swaps Designated as Hedging Instruments (a)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	Classification
Gain (loss) recognized in OCI (effective portion)	$(16,794)	$(69,604)	$(125,638)	$104,061	OCI
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(14,400)	(6,147)	(36,225)	(12,213)	Interest expense and amortization of deferred financing costs
Amount of gain (loss) recognized in income (ineffective portion and excluded from effectiveness testing)	—	(3,920)	—	(3,920)	Net gain (loss) on interest rate swaps

Interest Rate Swaps Not Designated as Hedging Instruments (a)	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009	Classification
Gain (loss) recognized in income	$(104,421)	(b)	$(54,407)	$(292,295)	(b)	$(110,140)	Net gain (loss) on interest rate swaps
________________

(a)	Exclusive of benefit (provision) for income taxes.
(b)    The vast majority of this loss relates to the decrease in fair value of interest rate swaps not designated as hedging instruments.

5.	Income Tax
During the year ended December 31, 2009, the Company recognized the federal tax benefits on its taxable losses incurred which reduced its net deferred tax liabilities. During the three months ended March 31, 2010, the Company continued to recognize federal tax benefits on taxable losses incurred up to the maximum estimated benefit. The resulting net deferred tax position at March 31, 2010 required additional federal tax benefits in future periods to have a full valuation allowance, unless future discrete events allowed the Company to record additional deferred tax liabilities. During the first nine months of 2010, the Company continued to incur taxable losses for which recognition of the federal tax benefits were unable to be recorded, except for $16.5 million of federal tax benefit recorded predominately as a result of discrete events, including the acquisition of NewPath (see note 2). The Company has recorded a full valuation allowance on its federal tax benefits because of the Company's history of tax operating losses. For the nine months ended September 30, 2010, the effective tax rate differed from the federal statutory rate predominately due to the Company's federal deferred tax valuation allowances.

6.	Fair Value Disclosures
The following is the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities).

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$303,979	$303,979	$766,146	$766,146
Restricted cash, current and non-current	212,055	212,055	218,514	218,514

Liabilities:
Long-term debt and other obligations	6,616,105	7,180,417	6,579,150	6,870,979
Interest rate swaps(a)	443,317	443,317	300,602	300,602
________________

(a)	See note 4.
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The estimated fair value of the Company's debt securities is based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company's and the contract counterparty's credit risk. The credit risk (the Company's non-performance risk) assumption for interest rate swap fair values is primarily based on implied spreads from indicative quotes on the Company's outstanding debt and management's knowledge of current credit spreads in the debt market. There were no changes since December 31, 2009 in the Company's valuation techniques used to measure fair

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

values.
The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Assets at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$303,979	—	—	$303,979
Restricted cash	212,055	—	—	212,055
	$516,034	—	—	$516,034

	Liabilities at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3		Total
Interest rate swaps	$—	$—	$443,317	(a)	$443,317
________________

(a)	As of September 30, 2010, the liability on a cash settlement basis was $460.0 million. Fair value differs from settlement value because fair value considers non-performance risk such as credit risk.
The following is a summary of the activity for liabilities classified as level 3 fair value measurements during the three and nine months ended September 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swaps, Net
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Beginning balance	$359,716	$300,040
Settlements	(35,609)	(271,283)
Less: Total gains (losses):
Included in earnings(a)	102,416	288,922
Included in other comprehensive income (loss)	16,794	125,638
Ending balance	$443,317	$443,317
________________

(a)
Includes $93.8 million and $203.2 million, respectively, for the three and nine months ended September 30, 2010 of losses that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

7.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's preferred stock, as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference in the per share amount from the if-converted method.
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to CCIC stockholders	$(135,009)	$(31,639)	$(351,813)	$(132,480)
Dividends on preferred stock	(5,201)	(5,202)	(15,604)	(15,604)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$(140,210)	$(36,841)	$(367,417)	$(148,084)
Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	286,119	286,707	286,883	286,356
Basic and diluted net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share	$(0.49)	$(0.13)	$(1.28)	$(0.52)
 For all periods presented, CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. 8.6 million shares reserved for issuance upon conversion of the 6.25% convertible preferred stock are excluded from dilutive common shares for the three and nine months ended September 30, 2010 and September 30, 2009 because the impact is anti-dilutive as determined under the if-converted method. See note 11.

8.	Leases
Tenant Leases
The following table is an updated summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to lease agreements in effect as of September 30, 2010. Generally, the Company's leases with its tenants provide for (1) annual escalations and multiple renewal periods at the applicable tenant's option and (2) only limited termination rights at the applicable tenant's option through the current term. The weighted-average remaining term of tenant leases at CCUSA is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Tenant Leases	$1,570,561	$1,562,482	$1,514,503	$1,454,158	$1,279,964	$7,876,409	$15,258,077

9.	Commitments and Contingencies
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

10.	Operating Segments
The Company's reportable operating segments for the three and nine months ended September 30, 2010 are (1) CCUSA, primarily consisting of the Company's U.S. (including Puerto Rico) tower operations and (2) CCAL, the Company's Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$414,265	$22,814	$—	$437,079	$376,239	$20,227	$—	$396,466
Network services and other	42,544	2,267	—	44,811	31,194	1,419	—	32,613
Net revenues	456,809	25,081	—	481,890	407,433	21,646	—	429,079
Costs of operations:(a)
Site rental	108,966	7,267	—	116,233	108,572	6,327	—	114,899
Network services and other	25,192	1,575	—	26,767	20,742	871	—	21,613
General and administrative	37,495	3,925	—	41,420	36,350	2,880	—	39,230
Asset write-down charges	4,325	104	—	4,429	3,198	(125)	—	3,073
Acquisition and integration costs	867	—	—	867	—	—	—	—
Depreciation, amortization and accretion	129,169	7,049	—	136,218	124,766	6,697	—	131,463
Total operating expenses	306,014	19,920	—	325,934	293,628	16,650	—	310,278
Operating income (loss)	150,795	5,161	—	155,956	113,805	4,996	—	118,801
Interest expense and amortization of deferred financing costs	(122,905)	(5,368)	5,077	(123,196)	(110,698)	(3,656)	3,185	(111,169)
Gains (losses) on purchases and redemptions of debt	(71,933)	—	—	(71,933)	(4,848)	—	—	(4,848)
Net gain (loss) on interest rate swaps	(104,421)	—	—	(104,421)	(58,327)	—	—	(58,327)
Interest and other income (expense)	5,789	135	(5,077)	847	4,451	1,303	(3,185)	2,569
Benefit (provision) for income taxes	8,096	(499)	—	7,597	22,146	(310)	—	21,836
Net income (loss)	(134,579)	(571)	—	(135,150)	(33,471)	2,333	—	(31,138)
Less: Net income (loss) attributable to the noncontrolling interest	—	(141)	—	(141)	—	501	—	501
Net income (loss) attributable to CCIC stockholders	$(134,579)	$(430)	$—	$(135,009)	$(33,471)	$1,832	$—	$(31,639)
Capital expenditures	$53,423	$3,086	$—	$56,509	$31,640	$749	$—	$32,389
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$1,186,276	$67,306	$—	$1,253,582	$1,085,445	$55,132	$—	$1,140,577
Network services and other	121,665	7,097	—	128,762	96,743	4,543	—	101,286
Net revenues	1,307,941	74,403	—	1,382,344	1,182,188	59,675	—	1,241,863
Costs of operations:(a)
Site rental	324,660	20,793	—	345,453	321,534	16,445	—	337,979
Network services and other	77,984	5,006	—	82,990	61,576	3,107	—	64,683
General and administrative	109,335	12,114	—	121,449	103,728	10,241	—	113,969
Asset write-down charges	8,461	127	—	8,588	13,864	595	—	14,459
Acquisition and integration costs	1,139	—	—	1,139	—	—	—	—
Depreciation, amortization and accretion	382,418	21,094	—	403,512	375,848	20,388	—	396,236
Total operating expenses	903,997	59,134	—	963,131	876,550	50,776	—	927,326
Operating income (loss)	403,944	15,269	—	419,213	305,638	8,899	—	314,537
Interest expense and amortization of deferred financing costs	(363,235)	(15,380)	14,293	(364,322)	(325,596)	(10,787)	9,377	(327,006)
Gains (losses) on purchases and redemptions of debt	(138,367)	—	—	(138,367)	(90,174)	—	—	(90,174)
Net gain (loss) on interest rate swaps	(292,295)	—	—	(292,295)	(114,060)	—	—	(114,060)
Interest and other income (expense)	15,068	210	(14,293)	985	13,563	1,386	(9,377)	5,572
Benefit (provision) for income taxes	24,025	(1,403)	—	22,622	79,192	(916)	—	78,276
Net income (loss)	(350,860)	(1,304)	—	(352,164)	(131,437)	(1,418)	—	(132,855)
Less: Net income (loss) attributable to the noncontrolling interest	—	(351)	—	(351)	—	(375)	—	(375)
Net income (loss) attributable to CCIC stockholders	$(350,860)	$(953)	$—	$(351,813)	$(131,437)	$(1,043)	$—	$(132,480)
Capital expenditures	$140,875	$7,399	$—	$148,274	$107,273	$4,024	$—	$111,297
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(134,579)	$(571)	$—	$(135,150)	$(33,471)	$2,333	$—	$(31,138)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,325	104	—	4,429	3,198	(125)	—	3,073
Acquisition and integration costs	867	—	—	867	—	—	—	—
Depreciation, amortization and accretion	129,169	7,049	—	136,218	124,766	6,697	—	131,463
Interest expense and amortization of deferred financing costs	122,905	5,368	(5,077)	123,196	110,698	3,656	(3,185)	111,169
Gains (losses) on purchases and redemptions of debt	71,933	—	—	71,933	4,848	—	—	4,848
Net gain (loss) on interest rate swaps	104,421	—	—	104,421	58,327	—	—	58,327
Interest and other income (expense)	(5,789)	(135)	5,077	(847)	(4,451)	(1,303)	3,185	(2,569)
Benefit (provision) for income taxes	(8,096)	499	—	(7,597)	(22,146)	310	—	(21,836)
Stock-based compensation expense	8,042	625	—	8,667	6,779	433	—	7,212
Adjusted EBITDA	$293,198	$12,939	$—	$306,137	$248,548	$12,001	$—	$260,549

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$(350,860)	$(1,304)	$—	$(352,164)	$(131,437)	$(1,418)	$—	$(132,855)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	8,461	127	—	8,588	13,864	595	—	14,459
Acquisition and integration costs	1,139	—	—	1,139	—	—	—	—
Depreciation, amortization and accretion	382,418	21,094	—	403,512	375,848	20,388	—	396,236
Interest expense and amortization of deferred financing costs	363,235	15,380	(14,293)	364,322	325,596	10,787	(9,377)	327,006
Gains (losses) on purchases and redemptions of debt	138,367	—	—	138,367	90,174	—	—	90,174
Net gain (loss) on interest rate swaps	292,295	—	—	292,295	114,060	—	—	114,060
Interest and other income (expense)	(15,068)	(210)	14,293	(985)	(13,563)	(1,386)	9,377	(5,572)
Benefit (provision) for income taxes	(24,025)	1,403	—	(22,622)	(79,192)	916	—	(78,276)
Stock-based compensation expense	26,185	1,835	—	28,020	21,810	2,765	—	24,575
Adjusted EBITDA	$822,147	$38,325	$—	$860,472	$717,160	$32,647	$—	$749,807

11.	Stock-Based Compensation
Restricted Stock Awards
A summary of restricted stock award activity for the nine months ended September 30, 2010 is as follows:

Number of Shares
(In thousands of shares)
Shares outstanding at December 31, 2009	4,154
Shares granted(a)	1,045
Shares vested	(671)
Shares forfeited	(12)
Shares outstanding at September 30, 2010	4,516
__________________

(a)
Weighted-average grant-date fair value of $31.07 per share and a weighted-average requisite service period of 2.3 years. The awards with market conditions included an expected volatility of 49% in the Monte Carlo simulation used to measure grant date fair value.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

During the nine months ended September 30, 2010, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year period. During the nine months ended September 30, 2010, the Company granted 0.5 million shares of restricted stock awards (“2010 Performance Awards”) to the Company's executives and certain other employees which may vest on the third anniversary of the grant date subject to a market condition. The number of 2010 Performance Awards that may cliff vest on the third anniversary of the grant date is based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period. To the extent that the requisite service period is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The Company recognized stock-based compensation expense related to restricted stock awards of $24.9 million and $20.8 million for the nine months ended September 30, 2010 and 2009, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of September 30, 2010 is $33.1 million.

12.	Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$319,519	$257,567
Income taxes paid	3,037	5,130
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps (note 4)	(114,157)	(104,401)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” included in our 2009 Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in our 2009 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms “we,” “our,” “our company,” “the company,” or “us” as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview
Overview
As of September 30, 2010, we owned, leased or managed approximately 23,900 towers for wireless communications. Revenues generated from our core site rental business represented 91% of our third quarter 2010 consolidated revenues, of which 95% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2009 Form 10-K for a further discussion of our business and our tower portfolio.
The following are certain highlights of our business fundamentals as of and for the nine months ended September 30, 2010.

•	Potential growth resulting from wireless network expansion and new entrants (see also the discussion of wireless industry reports)

◦	We expect wireless carriers will continue their focus on improving network quality and capacity by adding additional antennas and other equipment on our towers.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, and (4) increasing smart phone penetration.

◦	Substantially all of our towers can accommodate, either as currently constructed or with appropriate modifications to the tower, additional tenants.

◦	U.S. wireless carriers continue to invest in their networks.

•	Site rental revenues under long-term leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term at CCUSA of approximately seven years, exclusive of renewals at the customer's option.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 72% of consolidated revenues.

•	Majority of land under our towers under long-term control

◦
Approximately 90% and 68% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land that is owned in fee or where we have perpetual or long-term easements, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed tower operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our tower operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 93% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $14.6 million, which represented 4% of operating cash flows.

•
Debt portfolio with long-dated maturities extended over multiple years and virtually all of which is fixed rate (see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a further discussion of our debt)

◦	90% of our debt has fixed rate coupons, and the remainder has been effectively converted to fixed rate through December 2011.

◦
Our debt service coverage and leverage ratios were comfortably within their respective covenant requirements. See “Item 2. MD&A—Liquidity and Capital Resources” for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	We generated $407.7 million of cash flows from operating activities.

◦	Our cash flows can be characterized as a stable cash flow stream, which we expect to grow as a result of future growth in our site rental business.

•	Capital allocated to drive long-term shareholder value (per share)

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring towers and DAS networks, acquiring land under towers, selectively constructing towers and DAS networks, improving and structurally enhancing our existing towers, and purchasing, redeeming or refinancing our debt or preferred stock. See also “Item 2. MD&A—Liquidity and Capital Resources.”

◦
Recent discretionary investments include: (1) the purchase of $138.2 million of common stock in the open market (2) $133.7 million in capital expenditures, and (3) in September 2010, the acquisition of NewPath, a leading provider of DAS networks, for approximately $128 million in cash.

The following is a discussion of certain recent events and information which may impact our business and our strategy or the wireless communications industry:

•	Consumers have increased their use of wireless voice and data services according to recent wireless industry reports.

◦
Wireless data service revenues for the first half of 2010 were nearly $25 billion, which represents a 27% increase over the first half of 2009 and accounted for more than 25% of all wireless services revenues;(a)

◦	Wireless connections were nearly 293 million as of June 30, 2010, which represents a year-over-year increase of over 16 million subscribers, or 6%;(a)

◦	Wireless data consumption per line increased by 450% between the first quarter of 2009 and the second quarter of 2010;(b)

◦	Smartphone shipments are expected to grow by 55% in 2010 from 2009;(c) and

◦	Despite the growth in smartphone shipments, market share for smartphones and feature phones is approaching only 40%.(d)

•
The uncertainty in the economy, which is further discussed in our 2009 Form 10-K, continued during 2010. Despite the current economic weakness and uncertainty, there has been continued incremental demand for wireless services, which has historically been the predominate driver of demand for our towers over the long-term, and we expect that growth trend to continue for the foreseeable future. Consequently, we expect to grow our site rental revenues over the foreseeable future as seen in our expected site rental revenues growth rates of between 7% and 8% from full year 2010 to 2011. Beginning in the first quarter of 2010, we increased our discretionary investments from 2009 levels, such as purchases of land and opportunistic purchases of our common stock, following our financing activities during 2009 and early 2010 that extended and laddered our debt maturities.

 ________________________

(a)	Source: CTIA

(b)	Source: Federal Communications Commission

(c)	Source: International Data Corporation (IDC)

(d)	Source: Morgan Stanley Research North America

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$437,079	91%	$396,466	92%	10%
Network services and other	44,811	9%	32,613	8%	37%
Net revenues	481,890	100%	429,079	100%	12%
Operating expenses:
Costs of operations(a):
Site rental	116,233	27%	114,899	29%	1%
Network services and other	26,767	60%	21,613	66%	24%
Total costs of operations	143,000	30%	136,512	32%	5%
General and administrative	41,420	9%	39,230	9%	6%
Asset write-down charges	4,429	1%	3,073	1%	44%
Acquisition and integration costs	867	—	—	—	*
Depreciation, amortization and accretion	136,218	28%	131,463	30%	4%

Operating income (loss)	155,956	32%	118,801	28%	31%
Interest expense and amortization of deferred financing costs	(123,196)		(111,169)	(26)%
Gains (losses) on purchases and redemption of debt	(71,933)		(4,848)	(1)%
Net gain (loss) in interest rate swaps	(104,421)		(58,327)	(14)%
Interest and other income (expense)	847		2,569	1%

Income (loss) before income taxes	(142,747)		(52,974)	(12)%
Benefit (provision) for income taxes	7,597		21,836	5%

Net income (loss)	(135,150)		(31,138)	(7)%
Less: Net income (loss) attributable to the noncontrolling interest	(141)		501	—

Net income (loss) attributable to CCIC stockholders	$(135,009)		$(31,639)	(7)%
________________
*:    Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A-Comparison of Operating Segments-CCAL”

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$1,253,582	91%	$1,140,577	92%	10%
Network services and other	128,762	9%	101,286	8%	27%
Net revenues	1,382,344	100%	1,241,863	100%	11%
Operating expenses:
Costs of operations(a):
Site rental	345,453	28%	337,979	30%	2%
Network services and other	82,990	64%	64,683	64%	28%
Total costs of operations	428,443	31%	402,662	33%	6%
General and administrative	121,449	9%	113,969	9%	7%
Asset write-down charges	8,588	1%	14,459	1%	(41)%
Acquisition and integration costs	1,139	—	—	—	*
Depreciation, amortization and accretion	403,512	29%	396,236	32%	2%

Operating income (loss)	419,213	30%	314,537	25%	33%
Interest expense and amortization of deferred financing costs	(364,322)		(327,006)
Gains (losses) on purchases and redemption of debt	(138,367)		(90,174)
Net gain (loss) in interest rate swaps	(292,295)		(114,060)
Interest and other income (expense)	985		5,572

Income (loss) before income taxes	(374,786)		(211,131)
Benefit (provision) for income taxes	22,622		78,276

Net income (loss)	(352,164)		(132,855)
Less: Net income (loss) attributable to the noncontrolling interest	(351)		(375)

Net income (loss) attributable to CCIC stockholders	$(351,813)		$(132,480)
________________
*:    Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A—Comparison of Operating Segments—CCAL”

Third Quarter 2010 and 2009. Our consolidated results of operations for the third quarter of 2010 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 106% of net income (loss) attributable to CCIC stockholders. Virtually all of the increase in site rental revenues resulted from towers we owned as of July 2009. New tenant additions inclusive of straight-line accounting for certain lease escalations resulted in an approximately 8% increase in site rental revenues. The remainder of the increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer leases, escalations and cancellations of customer leases, inclusive of the impact of straight-line accounting. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).
First Nine Months of 2010 and 2009. Our consolidated results of operations for the first nine months of 2010 and 2009, respectively, consist predominately of our CCUSA segment, which accounted for (1) 95% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 99% of net income (loss) attributable to CCIC stockholders. Virtually all of the increase in site rental revenues resulted from towers we owned as of January 1, 2009. New tenant additions inclusive of straight-line accounting for certain lease escalations resulted in an approximately 7% increase in site rental revenues. The remainder of the increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer leases, escalations and cancellations of customer leases, inclusive of the impact of straight-line accounting. Our operating segment results, including CCUSA, are discussed below (see “Item 2. MD&A—Comparison of Operating Segments”).
Comparison of Operating Segments
Our reportable operating segments for the third quarter of 2010 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.
See note 10 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA.
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA is discussed further under “Item 2. MD&A—Accounting and Reporting Matters-Non-GAAP Financial Measures.”
CCUSA—Third Quarter 2010 and 2009
Net revenues for the third quarter of 2010 increased by $49.4 million, or 12%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $38.0 million, or 10%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. During the third quarter of 2010, we amended a lease agreement with a customer to provide it with the ability to add equipment to its existing antennas on our towers without the need to negotiate pricing on individual amendments at each tower, in exchange for an increase in rent on the customer's existing leases.
Site rental gross margins for the third quarter of 2010 increased by $37.6 million, or 14%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins as a percentage of site rental revenues for third quarter of 2010 increased by three percentage points, to 74%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $37.6 million incremental margin represents 99% of the related increase in site rental revenues.
Network services and other revenues and gross margin for the third quarter of 2010 increased by $11.4 million, or 36%, and $6.9 million, or 66%, respectively, from the same period in the prior year. The increase in network services and other revenues and gross margin reflects an increase in our "take rates" (market share), as well as the quarterly volatility in the volume and mix of work performed and the variable nature of the network services business in general, as these revenues are not under long-term contract.
General and administrative expenses for the third quarter of 2010 increased by $1.1 million, or 3%, from the same period in the prior year, but decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 11 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation of $1.2 million. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management which we believe further aligns compensation with stockholder value (see also our 2010 Proxy Statement). Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the third quarter of 2010 increased by $44.7 million, or 18%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and service businesses, including the high incremental site rental margin on the tenant additions.
Depreciation, amortization and accretion for the third quarter of 2010 increased by $4.4 million, or 4%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the third quarter of 2010 and the third quarter of 2009.
During 2009 and 2010, we refinanced the vast majority of our debt in order to extend and ladder the maturities of our debt portfolio. This refinancing activity included early retiring our 2006 tower revenue notes during the third quarter of 2010, utilizing the proceeds of the August 2010 tower revenue notes offering, resulting in a net loss of $71.9 million, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $12.2 million, or 11%, from the third quarter of 2009 to 2010 predominately resulted from (1) an $8.3 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes and 2006 tower revenue notes and (2) the net impact of our various refinancings. During the third quarter of 2010, we recorded losses on interest rate swaps of $104.4 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. For a further discussion of the debt refinancing and the interest rate swaps, see notes 3 and 4 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
The benefit (provision) for income taxes for the third quarter of 2010 was a benefit of $8.1 million, representing a decrease in the benefit of $14.1 million from the same period in the prior year. As further discussed in note 5 to our condensed consolidated financial statements, we were limited in our ability to recognize federal tax benefits on our losses during the third quarter of 2010 except for $9.7 million of federal tax benefits recorded predominately as a result of discrete events, including the acquisition of NewPath. As of September 30, 2010, we are unable to recognize additional federal tax benefits in future periods unless discrete events allow us to record additional deferred tax liabilities. Tax benefits for the third quarter of 2009 predominately reflect our recognition of federal benefits on our losses.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2010 was a loss of $134.6 million, inclusive of (1) net losses from interest rate swaps of $104.4 million and (2) net losses from the purchase and early retirement of debt of $71.9 million. Net income (loss) attributable to CCIC stockholders for the third quarter of 2009 was a loss of $33.5 million, inclusive of net losses on interest rate swaps of $58.3 million. The increase in the net loss was predominately due to (1) the previously mentioned charges and benefits, (2) the decrease in income taxes benefits resulting from the valuation allowances on our deferred tax assets recorded during the third quarter of 2010, and (3) the previously mentioned increase in interest expense of $12.2 million, partially offset by (4) growth in our site rental and services businesses.
CCUSA—First Nine Months of 2010 and 2009
Net revenues for the first nine months of 2010 increased by $125.8 million, or 11%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $100.8 million, or 9%, for the same period. This increase in site rental revenues was impacted by the following items, in no particular order: new tenant additions across our entire portfolio inclusive of straight-line accounting for certain lease escalations, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. During the third quarter of 2010, we amended a lease agreement with a customer to provide it with the ability to add equipment to its existing antennas on our towers without the need to negotiate pricing on individual amendments at each tower, in exchange for an increase in rent on the customer's existing leases.
Site rental gross margins for the first nine months of 2010 increased by $97.7 million, or 13%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 9% increase in site rental revenues primarily driven by tenant additions. Site rental gross margins as a percentage of site rental revenues for first nine months of 2010 increased by three percentage points, to 73%, from the same period in the prior year primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $97.7 million incremental margin represents 97% of the related increase in site rental revenues.
Network services and other revenues and gross margin for the first nine months of 2010 increased by $24.9 million, or 26%, and $8.5 million, or 24%, respectively, from the same period in the prior year. The increase in network services and other revenues and gross margin reflects an increase in our take rates (market share) as well as the quarterly volatility in the volume and mix of work performed and the variable nature of the network services business in general as these revenues are not under long-term contract.
General and administrative expenses for the first nine months of 2010 increased by $5.6 million, or 5%, from the same period in the prior year but decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 11 to our condensed consolidated financial statements. The increase in general and administrative expenses was primarily due to the increase in stock-based compensation of $4.1 million. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management which we believe further aligns compensation with stockholder value (see also our 2010 Proxy Statement). Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the first nine months of 2010 increased by $105.0 million, or 15%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and services businesses, including the high incremental site rental margin on the tenant additions.
Depreciation, amortization and accretion for the first nine months of 2010 increased by $6.6 million, or 2%, from the same period in the prior year. The small increase is consistent with the movement in our fixed assets and intangible assets which did not materially change between the first nine months of 2010 and 2009.

During 2009 and 2010, we refinanced the vast majority of our debt in order to extend and ladder the maturities of our debt portfolio. This refinancing activity included purchasing and early retiring certain of our debt, resulting in a net loss of $138.4 million for the first nine months of 2010, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $37.6 million, or 12%, from the first nine months of 2009 to 2010 predominately resulted from (1) a $24.0 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes and the 2006 tower revenue notes and (2) the net impact of our various refinancings. During the first nine months of 2010, we recorded losses on interest rate swaps of $292.3 million which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. For a further discussion of the debt refinancing and the interest rate swaps see notes 3 and 4 to our condensed consolidated financial statements, “Item 2. MD&A—Liquidity and Capital Resources” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
The benefit (provision) for income taxes for the first nine months of 2010 was a benefit of $24.0 million, representing a decrease in the benefit of $55.2 million from the same period in the prior year. As further discussed in note 5 to our condensed consolidated financial statements, we were limited in our ability to recognize federal tax benefits on our losses during the nine months ended September 30, 2010, except for $16.5 million of federal tax benefits recorded predominately as a result of discrete events, including the acquisition of NewPath. As of September 30, 2010, we are unable to recognize additional federal tax benefits in future periods unless discrete events allow us to record additional deferred tax liabilities. Tax benefits for the first nine months of 2009 predominately reflect our recognition of federal tax benefits on our losses.
Net income (loss) attributable to CCIC stockholders for the first nine months of 2010 was a loss of $350.9 million, inclusive of (1) net losses from interest rate swaps of $292.3 million and (2) net losses from purchases and early retirement of debt of $138.4 million. Net income (loss) attributable to CCIC stockholders for the first nine months of 2009 was a loss of $131.4 million, inclusive of (1) net losses from interest rate swaps of $114.1 million and (2) net losses from purchases and early retirement of debt of $90.2 million. The increase in net loss was predominately due to (1) the previously mentioned charges and benefits, (2) the decrease in income tax benefits resulting from the valuation allowances recorded on our deferred tax assets during the first nine months of 2010, and (3) the increase in interest expense of $37.6 million, partially offset by (4) growth in our site rental and services businesses.
CCAL—Third Quarter 2010 and 2009
The increases and decreases between the third quarter of 2010 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate (the equivalent of one Australian dollar expressed in U.S. dollars) for the third quarter of 2010 was approximately 0.90, an increase of 8% from approximately 0.83 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Total net revenues for the third quarter of 2010 increased by $3.4 million, or 16%, from the same period in the prior year. Site rental revenues for the third quarter of 2010 increased by $2.6 million, or 13%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $2.0 million and $1.8 million, respectively, and accounted for an increase of 9% in both net revenues and site rental revenues for the third quarter of 2010 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases.
Site rental gross margins increased by $1.6 million, or 12%, for the third quarter of 2010, from $13.9 million, for third quarter in 2009. Adjusted EBITDA for the third quarter of 2010 increased by $0.9 million, or 8%, from the same period in the prior year reflecting the positive impact from exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for the third quarter of 2010 was a net loss of $0.4 million, compared to a net income of $1.8 million for the third quarter of 2009. The change from net income to net loss was driven by an increase in interest expense and amortization of deferred financing costs, the majority of which resulted from an increase in the variable interest rate of our inter-company debt, partially offset by the same factors that drove the improvement in Adjusted EBITDA and net revenues.
 CCAL—First Nine Months 2010 and 2009
The increases and decreases between the first nine months of 2010 and 2009 were inclusive of exchange rate fluctuations. The average exchange rate (the equivalent of one Australian dollar expressed in U.S. dollars) for the first nine months of 2010 was approximately 0.90, an increase of 20% from approximately 0.75 for the same period in the prior year. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Total net revenues for the first nine months of 2010 increased by $14.7 million, or 25%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $12.2 million, or 22%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $12.0 million and $10.8 million, respectively, and accounted for an increase of 20% in both net revenues and site rental revenues for the nine months of 2010 from the same period in the prior year. Site rental revenues were also impacted by various other factors, including, in no particular order, tenant additions on our towers, straight-line accounting from renewal of customer leases, escalations net of the impact of straight-line accounting, and cancellations of customer leases.
Site rental gross margins increased by $7.8 million, or 20%, for the first nine months of 2010, from $38.7 million for the first nine months of 2009. Adjusted EBITDA for the first nine months of 2010 increased by $5.7 million, or 17%, from the same period in the prior year, reflecting the positive impact from exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders was a net loss of $1.0 million for both the first nine months of 2010 and 2009. Net income (loss) attributable to CCIC stockholders for the first nine months of 2010 is inclusive of (1) higher depreciation expense for towers that were acquired with short useful lives for accounting purposes driven by the short term of the underlying ground lease and (2) an increase in interest expense and amortization of deferred financing costs, the majority of which was due to an increase in the variable interest rate of our inter-company debt partially offset by growth in our site rental and services businesses.

Liquidity and Capital Resources
Overview
General.    Our site rental business is generally characterized by a stable cash flow stream generated by revenues under long-term contracts that should be recurring for the foreseeable future. For more than five years, our cash from operations has exceeded our cash interest payments and capital expenditures (sustaining and discretionary) and provided us with cash available for other discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Beginning in the first quarter of 2010, we increased our purchases of land, opportunistic purchases of our common stock and purchases of our debt from 2009 activity levels, as a result of the financial flexibility afforded us after completing financing activities during 2009 and 2010 that extended and laddered our debt maturities. Our significant financing activities during the first nine months of 2010 include the following:

•
We extended the maturity of our debt by issuing the 2010 tower revenue notes for an aggregate $3.5 billion face value, using a portion of the proceeds to repay the 2005 tower revenue notes and the 2006 tower revenue notes.

•	We purchased or repaid $3.4 billion face value of debt for $3.5 billion in cash, funded in part with proceeds from the 2010 tower revenue notes.

•	We purchased 3.6 million shares of common stock in the open market for $138.2 million in cash.

•	We paid $265.7 million to settle $2.0 billion notional value of forward-starting interest rate swaps.
Liquidity Position.    The following is a summary of our capitalization and liquidity position. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 3 to our condensed consolidated financial statements for additional information regarding our debt.

September 30, 2010
(In thousands of dollars)
Cash and cash equivalents(a)	$303,979
Undrawn revolver availability(b)	400,000
Debt and other long-term obligations	6,616,105
Interest rate swap liabilities	443,317
Redeemable preferred stock	316,349
Total equity	2,380,997
________________

(a)	Exclusive of $212.1 million of restricted cash.

(b)	No amounts were drawn during 2010.
We expect that our cash on hand, undrawn revolver availability and cash flows from operating activities (net of cash interest payments) over the next 12 months, which should be at least equal to the $571 million of cash flows from operating activities for full year 2009, should be sufficient to cover over the next 12 months our expected (1) debt service obligations of $22.0 million (principal repayments), (2) capital expenditures in excess of $300 million (sustaining and discretionary), and (3) interest rate swap obligations of $460.0 million on a settlement basis based on interest rates in effect at September 30, 2010. As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.

Over the next 12 months we have no debt maturities other than nominal principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when our term loans mature ($627.3 million). 3 See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for a tabular presentation of our debt maturities as of September 30, 2010.
Long-term Strategy.    We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  Over the long term, we target leverage of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of debt and the potential long-term return on our discretionary investments.  In furtherance of this long-term strategy, we contemplate funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities.  As a result, anticipated future growth in site rental cash flows and corresponding increases in Adjusted EBITDA should reduce our leverage.  Conversely, as our cash flow and Adjusted EBITDA grow, we may seek to increase our debt in nominal dollars to maintain or achieve a certain targeted leverage.
Summary Cash Flow Information
A summary of our cash flows is as follows:

	Nine Months Ended September 30,
	2010	2009	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$407,655	$393,673	$13,982
Investing activities	(298,458)	(110,504)	(187,954)
Financing activities	(571,233)	(166,795)	(404,438)
Effect of exchange rate changes on cash	(131)	(2,762)	2,631
Net increase (decrease) in cash and cash equivalents	$(462,167)	$113,612	$(575,779)
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2010 of $14.0 million, or 4%, from 2009, was primarily due to (1) growth in our site rental business and (2) a change in working capital that decreased operating cash flows by $67.7 million, resulting primarily from the timing of certain payments such as cash interest payments. Changes in working capital, and particularly changes in site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. Net cash flows provided by operating activities for the year ended December 31, 2009 were $571.3 million, inclusive of a reduction of $62.0 million resulting from changes in working capital. We expect cash flows provided by operating activities for the year ended December 31, 2010 to be at least equal to that for the year ended December 31, 2009, inclusive of a reduction of an estimated $175 million resulting from changes in working capital. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures.    A summary of our capital expenditures is as follows:

	Nine Months Ended September 30,
	2010	2009	Change
	(In thousands of dollars)
Discretionary:
Land purchases	$77,088	$6,113	$70,975
Construction of towers and DAS networks	9,094	15,470	(6,376)
Tower improvements and other	47,517	74,022	(26,505)
Sustaining	14,575	15,692	(1,117)
Total	$148,274	$111,297	$36,977
Our total capital expenditures increased as a result of an increase in land purchases, offset by a decrease in tower improvements. As previously mentioned, we have increased our purchases of land from our 2009 levels following our financing activities in 2009 and 2010 that extended and laddered our debt maturities. Tower improvement capital expenditures typically vary based on (1) the type of work performed on the towers, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation and (2) the existing capacity of the tower prior to installation. Other than sustaining capital expenditures, which we expect to be approximately $20 million to $25 million for the year ended December 31, 2011, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use in excess of $300 million of our cash flow on capital expenditures for full year 2011, with less than one-third of our total capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments.
Acquisitions.    In July 2010, we entered into an agreement with NewPath, one of the leading providers of DAS networks, to merge with and into a subsidiary of ours. In September 2010, the merger with NewPath was completed. NewPath's assets include 35 DAS networks in operation or under construction. The total cash consideration was approximately $128 million. See note 2 to our condensed consolidated financial statements for a further discussion of the NewPath acquisition.
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
Issuances of Debt.    See note 3 for a discussion of the issuance of the January 2010 tower revenue notes in January 2010 and the August 2010 tower revenue notes in August 2010.
Debt Purchases and Repayments.    See note 3 to our condensed consolidated financial statements for a summary of our purchases and repayments of debt during 2010 including the gains (losses) on the purchases and repayments.
Interest Rate Swaps.    We enter into interest rate swaps to manage and reduce our interest rate risk, including the use of interest rate swaps to hedge the variability in cash flows from changes in LIBOR on anticipated refinancing and outstanding variable rate debt. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and note 4 to our condensed consolidated financial statements for a further discussion of our interest rate swaps, including (1) cash payments to settle outstanding interest rate swaps, (2) the potential future impact on our cash obligations and our earnings and (3) information concerning interest rate swaps that no longer represent economic hedges.
Common Stock Activity.    As of September 30, 2010 and December 31, 2009, we had 290.9 million and 292.7 million common shares outstanding, respectively. During the first nine months of 2010, we purchased 3.6 million shares of common stock in open market purchases at an average price of $38.34 per share utilizing $138.2 million in cash.
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

	Debt	Current Covenant Requirement	As of September 30, 2010(d)	At Inception(d)
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.4	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	3.0	1.9
________________

(a)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Total Debt (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four. Adjusted EBITDA is calculated in the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 10 to our condensed consolidated financial statements.

(b)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Adjusted EBITDA for the most recent completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement). Consolidated Pro Form Debt Service is calculated as interest to be paid over the succeeding 12 months.

(c)
In addition, the credit agreement contains covenants related to the debt service coverage ratios for the 2010 tower revenue notes, 2009 securitized notes and 7.75% secured notes. These covenants are less restrictive than our consolidated interest coverage ratio.

(d)	The covenant requirement ratios have stepped down since the credit agreement inception date. The covenant requirement ratios were in compliance with the credit agreement at the date of inception.
The following are the ratios applicable to the cash trap reserve covenants under our debt agreements that could require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us.

	Debt	Current Covenant Requirement(a)	As of September 30, 2010	At Inception
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	3.3	2.9
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.6	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.8	2.5
________________

(a)
The 2009 securitized notes and 2010 tower revenue notes also have amortization coverage thresholds of 1.15 and 1.45, respectively. For the 7.75% secured notes, if the Consolidated Fixed Charge Coverage Ratio is equal to or less than 1.20 and the aggregate amount of cash deposited in the reserve account exceeds $100.0 million, the issuing subsidiaries will be required to commence an offer to purchase the 7.75% secured notes using the cash in the reserve account. See note (b) below for a discussion of the calculation of the Debt Service Coverage Ratio and Consolidated Fixed Charge Coverage Ratio.

(b)
The Debt Service Coverage Ratio and Consolidated Fixed Charge Coverage Ratio are both calculated as site rental revenue (in accordance with GAAP), less: (1) cost of operations (in accordance with GAAP), (2) straight-line rental revenues, (3) straight-line ground lease expenses, (4) management fees, and (5) sustaining capital expenditures, using the results for the previous 12 months then ended to the amount of interest to be paid over the succeeding 12 months per the terms of the respective debt agreement.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment in their application. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2009 are described in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in our 2009 Form 10-K. The critical accounting policies and estimates for the first nine months of 2010 have not changed from the critical accounting policies for the year ended December 31, 2009.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2010
No accounting pronouncements adopted during the nine months ended September 30, 2010 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2010 are expected to have a material impact on our consolidated financial statements. See our consolidated financial statements in our 2009 Form 10-K for a discussion of other new accounting pronouncements issued but not yet adopted.
Non-GAAP Financial Measures
One measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 10 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
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
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on:

•	the potential refinancing of our existing debt;

•	our $627.3 million of floating rate debt representing approximately 10% of total debt, of which $600.0 million has been fixed until December 2011 through interest rate swaps;

•	interest rate swaps that no longer represent economic hedges; and

•	potential future borrowings of incremental debt.
Interest Rate Swaps
Our interest rate swaps have an aggregate settlement value of $460.0 million as of September 30, 2010, and they are contractually due and payable between February 2011 and November 2011. In 2010, we have utilized a dollar cost averaging approach of recurring partial settlements in order to settle our interest rate swaps which previously hedged the 2005 tower revenue notes and portions of our interest rate swaps which previously hedged the 2006 mortgage loan. We may continue this approach to settling these interest rate swaps in the future. See the following table and note 4 to our condensed consolidated financial statements for additional information regarding our interest rate swaps.
A hypothetical decrease of 100 basis points in the prevailing LIBOR yield curve as of September 30, 2010 would increase the liability for our swaps on a settlement value basis by approximately $174 million, and a hypothetical increase in rates would reduce the liability by a similar amount. We immediately mark to market in earnings interest rate swaps that are not designated as hedges. As a result, we estimate that the impact of the hypothetical unfavorable movement of 100 basis points would decrease earnings by approximately $171 million, and an opposite hypothetical increase in LIBOR would positively impact earnings by a similar amount.
The following tables provide information about our market risk related to changes in interest rates. The future principal payments, weighted-average interest rates and the interest rate swaps are presented as of September 30, 2010. These debt maturities reflect contractual maturity dates, exclusive of other long-term obligations that are de minimis, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)). See notes 3 and 4 to our condensed consolidated financial statements for additional information regarding our debt and interest rate swaps.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate	$3,325	$16,653	$17,969	$18,722	$18,970	$ 5,978,114(c)	$6,053,753(c)	$6,538,148
Average interest rate(b)	6.3%	6.3%	6.3%	6.3%	6.3%	9.3%(c)	9.2%(c)

Variable rate	$1,625	$6,500	$6,500	$6,500	$606,125	$—	$627,250	$614,705
Average interest rate	1.8%	1.8%	1.8%	1.8%	1.8%	—	1.8%

	Notional Amounts and Interest Rates by the Year of Maturity of the Interest Rate Swaps
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)
Interest Rate Swaps:
Variable to Fixed-Forward starting(d)	$—	$2,901,825	—	—	—	—	$2,901,825
Fair value(e)	—	(436,811)	—	—	—	—	(436,811)
Average Fixed Rate(f)	—	5.2%	—	—	—	—	5.2%

Variable to Fixed	$—	$600,000	—	—	—	—	$600,000(e)
Fair value(e)	—	(6,506)	—	—	—	—	(6,506)
Average Fixed Rate(f)	—	1.3%	—	—	—	—	1.3%
________________

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

(c)
The anticipated repayment dates are 2015, 2017 and 2020, as applicable, for the 2010 tower revenue notes. As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the Issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the Issuers of the tower revenue notes. The full year 2009 Excess Cash Flow of the Issuers was approximately $375 million without consideration of the tower revenue notes purchased by CCIC.

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

(e)
The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves. The fair value predominately results from the difference between the fixed rate and the prevailing LIBOR yield curve and, to a lesser extent, the contract counterparties and our credit risk. As of September 30, 2010, the liability on a cash settlement basis was approximately $460.0 million. Fair value differs from settlement value because fair value considers non-performance risk such as credit risk.

(f)	Exclusive of any applicable credit spreads.
Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated net revenues and 4% of our operating income for the nine months ended September 30, 2010. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) 4.1
Indenture Supplement, dated as of August 16, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-4, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(b) 4.2
Indenture Supplement, dated as of August 16, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-5, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

(b) 4.3
Indenture Supplement, dated as of August 16, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-6, by and among The Bank of New York Mellon (as successor to The Bank of New York as successor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castle International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MUPA LLC, collectively as Issuers

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* Filed herewith.
** Furnished herewith.
(a) Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.
(b) Incorporated be reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 26, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	November 5, 2010	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 5, 2010	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)