Form 10-K
period 2010-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2011-02-15
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-16441
 __________________________
CROWN CASTLE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)
 __________________________

Delaware	76-0470458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Augusta Drive, Suite 500, Houston Texas 77057-2261
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
 __________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.    Yes  ☒    No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10.4 billion as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, based on the New York Stock Exchange closing price on that day of $37.26 per share.
Applicable Only to Corporate Registrants
As of February 5, 2011, there were 290,888,523 shares of Common Stock outstanding.
Documents Incorporated by Reference
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2011 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2010.

CROWN CASTLE INTERNATIONAL CORP.

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions and demand for our towers, (2) availability of cash flows for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in future revenues, margins, and operating cash flows, and (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company" or "us" as used in this Form 10-K refer to Crown Castle International Corp. ("CCIC"), a Delaware corporation organized on April 20, 1995, and its subsidiaries. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms "CCUSA" and "in the U.S." refer to our CCUSA segment while the terms "CCAL" and “in Australia” refer to our CCAL segment.
PART I

Item 1.     Business
Overview
We own, operate and lease towers and other wireless infrastructure, including distributed antenna system ("DAS") networks in the U.S. and rooftop installations (unless the context otherwise suggests or requires, references herein to "towers" include such other wireless infrastructure). Our core business is renting space on our towers via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "contracts"). Our towers can accommodate multiple customers ("co-location") for antennas and other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our towers, which we expect to result in significant incremental cash flows due to our relatively fixed tower operating costs.
Information concerning our towers as of December 31, 2010 is as follows:

•	We owned, leased or managed approximately 23,900 towers, inclusive of 43 completed DAS networks with a varying number of discrete antenna locations ("nodes").

•	We have approximately 22,300 towers in the United States, including Puerto Rico ("U.S."), and approximately 1,600 towers in Australia.

•
Approximately 54% and 71% of our towers in the U.S. are located in the 50 and 100 largest U.S. basic trading areas ("BTAs"), respectively. Our towers have a significant presence in 92 of the top 100 BTAs in the U.S. In Australia, 57% of our towers are located in the six major metropolitan areas.

•
We owned in fee or had perpetual or long-term easements in the land and other property interests (collectively, "land") on which approximately 34% of our site rental gross margin is derived, and we leased, subleased or licensed (collectively "leased") the land on which approximately 65% of our site rental gross margin is derived. In addition, we managed approximately 600 towers owned by third parties. The leases for the land under our towers had an average remaining life of approximately 31 years, weighted based on site rental gross margin.

Information concerning our customers and site rental contracts as of December 31, 2010 is as follows:

•
Our customers include many of the world's major wireless communications companies. In the U.S., Verizon Wireless, AT&T, Sprint Nextel ("Sprint") and T-Mobile accounted for a combined 77% and 73% of our 2010 CCUSA and consolidated revenues, respectively. In Australia, our customers include Telstra, Optus and a joint venture between Vodafone and Hutchison ("VHA").

•	Revenues derived from our site rental business represented 91% of our 2010 consolidated revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our site rental revenues typically result from long-term contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price.

•	Our customer contracts have a weighted-average remaining life of approximately eight years, exclusive of renewals at the customers' option, and represent $15.3 billion of expected future cash inflows.
To a lesser extent, we also provide certain network services relating to our towers, primarily consisting of antenna installations and subsequent augmentations, as well as the following additional services: site acquisition, architectural and engineering, zoning and permitting, other construction and other services related to network development.
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

from our towers by co-locating additional tenants on our towers through long-term contracts as our customers deploy and improve their wireless networks. We seek to maximize additional new tenant additions or modifications of existing installations (collectively, "new tenant additions") through our focus on customer service and deployment speed and by leveraging our web-based proprietary tools. Due to the relatively fixed nature of the costs to operate our towers (which tend to increase at approximately the rate of inflation), we expect the increased revenues from rent received from additional co-locations and the related subsequent impact from contracted escalations to result in incremental site rental gross margin and growth in our operating cash flows. We believe there is considerable additional future demand for our existing towers based on their location and the anticipated growth in the wireless communications industry.

•
Allocate capital efficiently. We seek to allocate our available capital, including the cash produced by our operations, in a manner that will enhance per share operating results. During 2010, we increased our discretionary investments from 2009 levels, as a result of the financial flexibility afforded by financing activities completed during 2009 and 2010 that extended our debt maturities. Our discretionary investments have historically included those shown below (in no particular order):

◦	purchase shares of our common stock ("common stock") from time to time;

◦	acquire towers;

◦	acquire land under towers;

◦	selectively construct towers;

◦	make improvements and structural enhancements to our existing towers; and

◦	purchase or redeem our debt or preferred stock.
Our long-term strategy is based on our belief that additional demand for our towers will be created by the expected continued growth in the wireless communications industry, which is predominately driven by the demand for wireless voice and data services by consumers. We believe that additional demand for wireless infrastructure will create future growth opportunities for us. We believe that such demand for our towers will continue, will result in organic growth of our revenues due to the co-location of additional tenants on our existing towers and will create other growth opportunities for us such as demand for new towers. However, our results of operations may not always be indicative of the extent of changing demand for our towers in any given period as a result of the application of straight-line accounting.
During 2010, consumer demand for wireless data services continued to grow, driven by user-friendly wireless devices, such as smartphones, high speed networks and a robust offering of software applications. This growth in data services is in contrast to the slowing growth rate in voice services as the role of wireless devices expands. The following is a discussion of the recent growth and our expectations for growth trends in the U.S. wireless communications industry:

•
We expect that consumers' growing demands for network speed and quality will likely result in wireless carriers continuing their focus on improving network quality and expanding capacity by adding additional antennas and other equipment for the transmission of their services in an effort to improve customer retention and satisfaction.

•
Our customers have introduced, and we believe they plan to continue to deploy, next generation wireless technologies, including 3G and 4G, in response to consumer demand for high speed networks. We expect these next generation technologies and others, including LTE, HSPA+ and WiMAX, to translate into additional demand for tower space, although the timing and rate of this growth is difficult to predict.

•	We have seen, and anticipate there could be other, new entrants into the wireless communications industry that should deploy regional or national wireless networks for voice and data services.

•
Spectrum licensed by the Federal Communications Commission ("FCC") in 2006 and 2008 has enabled next generation networks, and we expect these and future auctions should continue to enable next generation networks in the U.S.

•	Consumers are increasing their use of wireless voice and data services according to recent U.S. wireless industry reports.

◦
Wireless data services grew in 2010 as consumers increased their wireless use of e-mail, internet, social networking, music and video sharing. Wireless data service revenues for the first half of 2010 were nearly $25 billion, which represents a 27% increase over the first half of 2009 and accounted for more than 25% of all wireless services revenues.(a)

◦	Wireless connections were nearly 293 million as of June 30, 2010, which represents a year-over-year increase of over 16 million subscribers, or 6%.(a)

◦	Wireless data consumption per line increased by 450% between the first quarter of 2009 and the second quarter of 2010.(b)

◦
Wireless devices are trending toward more bandwidth intensive devices such as smartphones, laptops, netbooks, tablets and other emerging and embedded devices. In particular smartphone shipments are expected to grow by 55% in 2010 from 2009.(c) Despite the growth in smartphones, market penetration for smartphones was approximately 30% at the end of 2010 and is expected to surpass 50% by the end of 2011.(d)

◦	Access to the internet by mobile devices has continued to grow during 2010 with 59% of the U.S. population accessing the internet on their phones in 2010, up from 25% in 2009.(e)
 ________________________

(a)	Source: Cellular Telecommunications & Internet Association ("CTIA")

(b)	Source: Federal Communications Commission

(c)	Source: International Data Corporation ("IDC")

(d)	Source: Morgan Stanley Research

(e)	Source: Pew Research Center
2010 Highlights and Recent Developments
See "Item 7. MD&A" and our consolidated financial statements for a discussion of developments and activities occurring in 2010, including the refinancing of $3.5 billion face value of debt and the settlement of all remaining forward-starting interest rate swaps.
The Company
Virtually all of our operations are located in the U.S. and Australia. We conduct our operations principally through subsidiaries of Crown Castle Operating Company ("CCOC"), including (1) certain subsidiaries which operate our tower portfolios in the U.S. and (2) a 77.6% owned subsidiary that operates our Australia tower portfolio. For more information about our operating segments, as well as financial information about the geographic areas in which we operate, see note 16 to our consolidated financial statements and "Item 7. MD&A."
CCUSA
Site Rental. The core business of CCUSA is the renting of antenna space on our towers, including co-locating tenants on our indoor and outdoor DAS networks, which are located in areas in which zoning restrictions or other barriers may prevent or delay the deployment of a tower and often are attached to public right-of-way infrastructure such as utility poles and street lights. We predominately rent space to wireless carriers under long-term contracts for their antennas which transmit a variety of signals related to wireless voice and data. As a result, we believe our towers are integral to our customers' network and their ability to serve their customers.
Most of our CCUSA towers were acquired from the four largest wireless carriers (or their predecessors) through transactions consummated during the last decade, including (1) approximately 10,700 towers from Global Signal Inc. ("Global Signal") in 2007, of which approximately 6,600 were originally acquired from Sprint, (2) approximately 4,800 towers during 1999 to 2000 from companies now part of Verizon Wireless, (3) approximately 2,700 towers during 1999 to 2000 from companies now part of AT&T, as well as (4) other smaller acquisitions from companies now part of T-Mobile and other independent tower operators.
We generally receive monthly rental payments from tenants, payable under long-term contracts. We have existing master lease agreements with most wireless carriers, including Verizon Wireless, AT&T, Sprint, T-Mobile and Clearwire, which provide certain terms (including economic terms) that govern contracts on our towers entered into by such parties during the term of their master lease agreements. Over the last several years, we have negotiated 15-year terms for both initial and renewal periods for certain of our customers, which often included fixed escalations. We continue to endeavor to negotiate with our existing customer base for longer contractual terms, which often may contain fixed escalation rates.
Our customer contracts have a high renewal rate because of (1) the integral nature of our towers within our customers' networks, (2) customers' cost associated with relocation of their antennas and other equipment to another tower, and (3) zoning and other barriers associated with the construction of new towers. With limited exceptions, the customer contracts may not be terminated. In general, each customer contract which is renewable will automatically renew at the end of its term unless the customer provides prior notice of its intent not to renew.
See note 15 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to contract agreements without consideration of tenant renewal options.
The average monthly rental payment of a new tenant added to a tower varies based on (1) the different regions in the U.S., (2) aggregate customer volume, and (3) the type of signal transmitted by the tenant, primarily as a result of the physical size of the antenna installation and related equipment. We also routinely receive rental payment increases in connection with contract amendments, pursuant to which our customers add additional antennas or other equipment to towers on which they already have equipment pursuant to pre-existing contract agreements.
Approximately two-thirds of our direct site operating expenses consist of ground lease expenses and the remainder includes property taxes, repairs and maintenance, employee compensation and related benefit costs, and utilities. Our cash operating expenses tend to escalate at approximately the rate of inflation, partially offset by reductions in cash ground lease expenses from our purchases of land. As a result of the relatively fixed nature of these expenditures, the co-location of additional tenants is achieved at a low incremental operating cost, resulting in high incremental operating cash flows. Our tower portfolio requires minimal sustaining capital expenditures, including tower maintenance and other non-discretionary capital expenditures, and are typically less than 2% of site rental revenues.
We have an agreement to provide certain management, construction and acquisition services for a third party as to certain tower opportunities in the U.S. with an initial period through March 2011. The arrangement was entered into to permit us to maintain our construction and acquisition capabilities and expertise and further our good relationships with certain major customers with limited capital commitments and expenditures as to such towers.
Network Services. To a lesser extent, we also offer wireless communication companies and their agents certain network services relating to our towers. For 2010, approximately 71% of network services and other revenues related to antenna installations and subsequent augmentation (collectively, "installation services"), and the remainder related to the following additional services: site acquisition, architectural and engineering, zoning and permitting, other construction and other services related to network development. We do not always provide the installation services on our towers as the customer may obtain a third party to complete these services, as reflected in our quarterly market share for installation services on our towers, which has ranged between one-quarter to two-thirds over the last two years (see also "—Competition" below). We have grown our network services business over the last several years as a result of our focus on customer service and increasing our market share for installation services on our towers. We have the capability and expertise to install, with the assistance of our network of subcontractors, equipment and antenna systems for our customers. These activities are typically non-recurring and highly competitive, with a number of local competitors in most markets. Nearly all of our antenna installation services are billed on a cost-plus profit basis.
Customers. We work extensively with large national wireless carriers, and in general, our customers are primarily comprised of providers of wireless voice and data services who operate national or regional networks. The following table summarizes the net revenues from our four largest customers expressed as a percentage of CCUSA's and our consolidated revenues for 2010. See "Item 1A. Risk Factors."

Customer	% of 2010 CCUSA Net Revenues	% of 2010 Consolidated Net Revenues
AT&T	22%	21%
Verizon Wireless	22%	21%
Sprint	21%	20%
T-Mobile	12%	11%
Total	77%	73%
In addition to our four largest customers, new tenant additions for 2010 were derived from customers offering emerging wireless technologies, such as those offering wireless data only technologies and, to a lesser extent, national wireless carriers other than those mentioned in the table above, such as those offering flat rate calling plans. New entrants in the wireless industry are emerging as new technologies become available, including Clearwire, a provider of WiMAX wireless mobile data services.
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
We use public and proprietary databases to develop targeted marketing programs focused on carrier network expansions, including DAS networks, and any related network services. We attempt to match specific towers in our portfolio with potential new site demand by obtaining and analyzing information, including our customers' existing antenna locations, tenant contracts, marketing strategies, capital spend plans, deployment status, and actual wireless carrier signal strength measurements taken in the field. We have developed a web-based tool that stores key tower information above and beyond normal property management information, including data on actual customer signal strength, demographics, site readiness and competitive structures. In addition, the web-based tool assists us in estimating potential demand for our towers with greater speed and accuracy. We believe these and other tools we have developed assist our customers in their site selection and deployment of their wireless networks and provide us with an opportunity to have proactive discussions with them regarding their wireless infrastructure deployment plans and the timing and location of their demand for our towers. A key aspect to our sales and marketing strategy is a continued emphasis on our process-centric approach to reduce cycle time related to new leasing and amendments, which helps provide our customers with faster deployment of their networks.
A team of national account directors maintains our relationships with our largest customers. These directors work to develop tower leasing and network service opportunities, as well as to ensure that customers' tower needs are efficiently translated into new leases on our towers. Sales personnel in our area offices develop and maintain local relationships with our customers that are expanding their networks, entering new markets, bringing new technologies to market or requiring maintenance or add-on business. In addition to our full-time sales and marketing staff, a number of senior managers and officers spend a significant portion of their time on sales and marketing activities and call on existing and prospective customers.
Competition. CCUSA competes with (1) other independent tower owners which also provide site rental and network services, (2) wireless carriers which build, own and operate their own tower networks and lease space to other wireless communication companies, and (3) owners of alternative facilities, including rooftops, water towers, broadcast towers, DAS networks, and utility poles. Some of the larger independent tower companies with which CCUSA competes in the U.S. include American Tower Corporation, SBA Communications Corporation, Global Tower Partners and TowerCo. Wireless carriers that own and operate their own tower networks generally are substantially larger and have greater financial resources than we have. We believe that tower location and capacity, deployment speed, quality of service and price have been and will continue to be the most significant competitive factors affecting the leasing of a tower.
Competitors in the network services business include site acquisition consultants, zoning consultants, real estate firms, right-of-way consulting firms, construction companies, tower owners and managers, radio frequency engineering consultants, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors, and our customers' internal staffs. We believe that our customers base their decisions on the outsourcing of network services on criteria such as a company's experience, track record, local reputation, price and time for completion of a project.
CCAL
Our primary business in Australia is the renting of antenna space on towers to our customers. CCAL is owned 77.6% by us and 22.4% by Permanent Nominees (Aust) Ltd, acting on behalf of a group of professional and private investors led by Todd Capital Limited. CCAL is the largest independent tower operator in Australia. As of December 31, 2010, CCAL had approximately 1,600 towers with 57% of such towers located in the six major metropolitan areas, including Sydney, Melbourne, Brisbane, Perth, Adelaide and the Australian Capital Territory. The majority of CCAL's towers were acquired from Optus (in 2000) and Vodafone (in 2001). CCAL also provides a range of services including site maintenance and property management services for towers owned by third parties.
For 2010, CCAL comprised 5% of our consolidated net revenues. CCAL's principal customers are Telstra, Optus and VHA, which collectively accounted for approximately 93% of CCAL's 2010 revenues. In June 2009, Vodafone and Hutchison merged their Australian operations in a joint venture named VHA Pty Ltd., with the intention to market primarily under the name Vodafone.
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
Employees
At January 31, 2011, we employed approximately 1,200 people worldwide, including approximately 1,100 in the U.S. We are not a party to any collective bargaining agreements. We have not experienced any strikes or work stoppages, and management believes that our employee relations are satisfactory.
Regulatory and Environmental Matters
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
United States
We are required to comply with a variety of federal, state and local regulations and laws in the U.S., including the FCC and Federal Aviation Administration ("FAA") regulations and those discussed under "—Environmental" below.
Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications, radio and television broadcasting. Such regulations control the siting, lighting and marking of towers and may, depending on the characteristics of particular towers, require the registration of tower facilities with the FCC and the issuance of determinations confirming no hazard to air traffic. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used. In addition, the FCC and the FAA have developed standards to consider proposals for new or modified tower and antenna structures based upon the height and location, including proximity to airports. Proposals to construct or to modify existing tower and antenna structures above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation, which determination may be conditioned upon compliance with lighting and marking requirements. The FCC requires its licensees to operate communications devices only on towers that comply with FAA rules and are registered with the FCC, if required by its regulations. Where tower lighting is required by FAA regulation, tower owners bear the responsibility of notifying the FAA of any tower lighting outage and ensuring the timely restoration of such outages. Failure to comply with the applicable requirements may lead to civil penalties.
Local Regulations. The U.S. Telecommunications Act of 1996 amended the Communications Act of 1934 to preserve state and local zoning authorities' jurisdiction over the siting of communications towers. The law, however, limits local zoning authority by prohibiting actions by local authorities that discriminate between different service providers of wireless services or ban altogether the provision of wireless services. Additionally, the law prohibits state and local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.
Local regulations include city and other local ordinances (including subdivision and zoning ordinances), approvals for construction, modification and removal of towers, and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require us to obtain approval from local officials prior to tower construction. Local zoning authorities may render decisions that prevent the construction or modification of towers or place conditions on such construction or modifications that are responsive to community residents' concerns regarding the height, visibility and other characteristics of the towers. To expedite the deployment of wireless networks, the FCC issued a declaratory ruling in November 2009 establishing timeframes for the review of applications by local and state governments of 90 days for co-locations and 150 days for new tower construction. If a jurisdiction fails to act within these timeframes, the applicant may file a claim for relief in court. Notwithstanding this declaratory ruling, decisions of local zoning authorities may also adversely affect the timing and cost of tower construction and modification.
Environmental. We are required to comply with a variety of federal, state and local environmental laws and regulations protecting environmental quality, including air and water quality and wildlife protection. To date, we have not incurred any material fines or penalties or experienced any material adverse effects to our business as a result of any domestic or international environmental regulations or matters. See "Item 1A. Risk Factors."
The construction of new towers and, in some cases, the modification of existing towers in the U.S. may be subject to environmental review under the National Environmental Policy Act of 1969, as amended ("NEPA"), which requires federal agencies to evaluate the environmental impact of major federal actions. The FCC has promulgated regulations implementing NEPA which require applicants to investigate the potential environmental impact of the proposed tower construction. Should the proposed tower construction present a significant environmental impact, the FCC must prepare an environmental impact statement, subject to public comment. If the proposed construction or modification of a tower may have a significant impact on the environment, the FCC's approval of the construction or modification could be significantly delayed.
Our operations are subject to federal, state and local laws and regulations relating to the management, use, storage, disposal, emission, and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As an owner, lessee or operator of real property, we are subject to certain environmental laws that impose strict, joint-and-several liability for the cleanup of on-site or off-site contamination relating to existing or historical operations; and we could also be subject to personal injury or property damage claims relating to such contamination. In general, our customer contracts prohibit our customers from using or storing any hazardous substances on our tower sites in violation of applicable environmental laws and require our customers to provide notice of certain environmental conditions caused by them.
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
Other Regulations. We hold, through certain of our subsidiaries, certain licenses for radio transmission facilities granted by the FCC, including licenses for common carrier microwave service, commercial and private mobile radio service, specialized mobile radio and paging service, which are subject to additional regulation by the FCC. Our FCC license relating to our 1670-1675

MHz U.S. nationwide spectrum license ("Spectrum") contains certain conditions related to the services that may be provided thereunder, the technical equipment used in connection therewith and the circumstances under which it may be renewed. In 2007, after receiving FCC approval, we entered into a long-term lease of the Spectrum with an initial term through 2013.
Australia
Federal Regulations. Carrier licenses and nominated carrier declarations issued under the Australian Telecommunications Act 1997 authorize the use of network units for the supply of telecommunications services to the public. The definition of “network units” includes line links and base stations used for wireless voice services but does not include tower infrastructure. Accordingly, CCAL as a tower owner and operator does not require a carrier license under the Australian Telecommunications Act 1997. Similarly, because CCAL does not own any transmitters or spectrum, it does not currently require any apparatus or spectrum licenses issued under the Australian Radiocommunications Act 1992.
Carriers have a statutory obligation to provide other carriers with access to towers, and if there is a dispute (including a pricing dispute), the matter may be referred to the Australian Competition and Consumer Commission for resolution. As a non-carrier, CCAL is not subject to this requirement, and our customers negotiate site access on a commercial basis.
While the Australian Telecommunications Act 1997 grants certain exemptions from planning laws for the installation of "low impact facilities," newly constructed towers are expressly excluded from the definition of "low impact facilities." Accordingly, in connection with the construction of towers, CCAL is subject to state and local planning laws that vary on a site by site basis, typically requiring us to obtain approval from local offices prior to tower construction, subject to certain exceptions. Structural enhancements may be undertaken on behalf of a carrier without state and local planning approval under the general "maintenance power" under the Australian Telecommunications Act 1997, although these enhancements may be subject to state and local planning laws if CCAL is unable to obtain carrier cooperation to use such power. For a limited number of towers, CCAL is also required to install aircraft warning lighting in compliance with federal aviation regulations. In Australia, a carrier may arguably be able to utilize the "maintenance power" under the Australian Telecommunications Act 1997 to remain as a tenant on a tower after the expiration of a site license or sublease; however, CCAL's customer access agreements generally limit the ability of customers to do this, and, even if a carrier did utilize this power, the carrier would be required to pay for CCAL's financial loss, which would roughly equal the site rental revenues that would have otherwise been payable.
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
Demand for our towers depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless voice and data services by their customers. The willingness of our customers to utilize our infrastructure, or renew or extend existing contracts on our towers, is affected by numerous factors, including:

•	consumer demand for wireless services;

•	availability and capacity of our towers and the land under those towers;

•	location of our towers;

•	financial condition of our customers, including their availability and cost of capital;

•	willingness of our customers to maintain or increase their capital expenditures;

•	increased use of network sharing, roaming, joint development, or resale agreements by our customers;

•	mergers or consolidations among our customers;

•	changes in, or success of, our customers' business models;

•	governmental regulations, including local and state restrictions on the proliferation of towers;

•	cost of constructing towers;

•
technological changes, including those affecting (1) the number or type of towers or other communications sites needed to provide wireless communications services to a given geographic area and (2) the obsolescence of certain existing wireless networks; and

•	our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless communications or our towers may negatively impact our growth or otherwise have a material adverse effect on us. Over the last several years, new entrants in the marketplace, such as those providing wireless data technologies, have accounted for a significant portion of our new tenant additions. Our expectations for future demand for our towers is based in part on new entrants into the wireless communications industry with unproven business models. The success of new entrants can be influenced by numerous factors, including the items described above, particularly the availability and cost of capital and the success of their business models. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth and the demand for our towers and network services.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of, or network sharing among, any of our limited number of customers may materially decrease revenues and reduce demand for our towers and network services.
For 2010, approximately 73% of our consolidated revenues was derived from AT&T, Verizon Wireless, Sprint and T-Mobile, which represented 21%, 21%, 20% and 11%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, network sharing, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, towers assets, site rental contracts and customer relationships intangible assets, and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. See also "Item 1. Business—The Company."
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, which may result in a reduction of cell sites and impact revenues from our towers. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. For example, Verizon Wireless acquired Alltel in 2009. In addition, Sprint merged with Nextel in August 2005, resulting in their use of two separate wireless technologies. During 2010, Sprint announced multi-year network plans to consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN, which is scheduled to be phased out over a period of time beginning in 2013. These plans by Sprint may result in their not renewing certain contracts with us. Any industry consolidation could decrease the demand for our towers, which in turn may result in a reduction in our revenues and cash flows.
Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt instruments limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.
As a result of our substantial indebtedness:

•	we may be more vulnerable to general adverse economic and industry conditions;

•	we may find it more difficult to obtain additional financing to fund discretionary investments and other general corporate requirements or to refinance our existing indebtedness;

•
we are or will be required to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our debt, thereby reducing the available cash flows to fund other projects, including the discretionary investments discussed in "Item 1. Business;"

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
Currently we have debt instruments in place that limit in certain circumstances our ability to incur indebtedness, pay dividends, create liens, sell assets and engage in certain mergers and acquisitions. Our subsidiaries, under their debt instruments, are also required to maintain specific financial ratios. Our ability to comply with the financial ratio covenants under these instruments and to satisfy our debt obligations will depend on our future operating performance. If we fail to comply with the debt restrictions, we will be in default under those instruments, which would cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the trustee could seek to foreclose the collateral securing the debt, in which case we could lose the towers and the revenues associated with the towers. See also "Item 7. MD&A—Liquidity and Capital Resources—Debt Covenants."
CCIC and CCOC are holding companies that conduct all of their operations through their subsidiaries. Accordingly, CCIC's and CCOC's respective sources of cash to pay interest and principal on their outstanding indebtedness and preferred stock are distributions relating to their respective ownership interests in their subsidiaries from the net earnings and cash flows generated by such subsidiaries or from proceeds of debt or equity offerings. Earnings and cash flows generated by their subsidiaries are first applied by such subsidiaries in conducting their operations, including the service of their respective debt obligations, after which any excess cash flows generally may be paid to a holding company, in the absence of any special conditions such as a continuing event of default. However, their subsidiaries are legally distinct from the holding companies and, unless they guarantee such debt, have no obligation to pay amounts due on their debt or to make funds available to us for such payment.
We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.
We have a substantial amount of indebtedness (approximately $6.8 billion as of December 31, 2010), which we will need to refinance or repay. See "Item 7. MD&A—Liquidity and Capital Resources" for a tabular presentation of our contractual debt maturities. We are also required to redeem all outstanding shares of our 6.25% convertible preferred stock in August 2012 for approximately $318.1 million, plus any unpaid dividends on that preferred stock. There can be no assurances we will be able to refinance our indebtedness on commercially reasonable terms, or terms, including with respect to interest rates, as favorable as our current debt and preferred stock, or at all.
Beginning in 2008, the global economy entered a recession, and the credit markets underwent a period of substantial volatility and disruption. Although economic conditions and credit markets have improved during 2009 and 2010, uncertainty and weakness continues. Any renewed financial turmoil, worsening credit environment, economic weakness and uncertainty could impact the availability and cost of debt financing, including with respect to any refinancing of the obligations described above.
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
Future sales or issuances of a substantial number of shares of our common stock or other equity related securities may adversely affect the market price of our common stock. As of February 5, 2011, we had 290.9 million shares of common stock outstanding, and we reserved (1) 8.9 million shares of common stock for future issuance under our various stock compensation plans and (2) 8.6 million shares of common stock for the conversion of our outstanding convertible preferred stock.
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
A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for our towers and network services).
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our towers. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies or plans to expand coverage or capacity may reduce demand for our towers. Furthermore, the wireless communication industry could experience a slow down or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurances that the weakness and uncertainty in the current economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our towers and network services. In addition, such a slowdown may increase competition for site rental customers and network services. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
As a result of competition in our industry, including from some competitors with significantly more resources or less debt than we have, we may find it more difficult to achieve favorable rental rates on our new or renewing customer contracts.

Our growth is dependent on entering into new customer contracts as well as renewing or reletting customer contracts when existing customer contracts terminate. We face competition for site rental customers from various sources, including:

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
Improvements in the efficiency of wireless networks could reduce the demand for our towers. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers may reduce the need for our towers. In addition, other technologies, such as Wi-Fi, femtocells, picocells, satellite transmission systems (such as low earth orbiting), and DAS networks, may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on towers had such technologies not existed. Any significant reduction in tower leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
If we fail to retain rights to our towers, including the land under our towers, our business may be adversely affected.
Our property interests relating to the land on which our towers reside consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests may interfere with our ability to conduct our business and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of towers. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land on which our towers reside depends on our ability to purchase such land or to renegotiate and extend the terms of the leases relating to such land. Approximately 9% of our site rental gross margins for the year ended December 31, 2010 are derived from towers where the leases for the land under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land on which our towers reside, our business may be adversely affected.
Approximately 6,500 of our towers are leased or operated for an initial period of 32 years (through May 2037) under master leases and subleases with Sprint ("Sprint Towers"). We have the option to purchase in 2037 all (but not less than all) of the Sprint Towers from Sprint for approximately $2.3 billion. We may not have the required available capital to exercise our right to purchase these towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase the Sprint Towers for business or other reasons. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that we decide to exercise these purchase rights, the benefits of the acquisition of the Sprint Towers may not exceed the costs, which could adversely affect our business.
Our network services business has historically experienced significant volatility in demand, which reduces the predictability of our results.
The operating results of our network services business for any particular period may vary significantly and should not necessarily be considered indicative of longer-term results for this activity. Our network services business may be adversely impacted by various factors including competition, economic weakness and uncertainty, our market share, and changes in the type and volume of work performed.
If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local and foreign laws and regulations apply to our business, including those discussed in "Item 1. Business." Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.
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
Our Australian operations expose us to fluctuations in foreign currency exchange rates. For 2010, approximately 5% of our consolidated net revenues were denominated in Australian dollars. Over the past five years, the Australian dollar has strengthened by 29% against the U.S. dollar. We have not historically engaged in significant hedging activities relating to our Australian operations, and we may suffer future losses as a result of changes in currency exchange rates.
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
We submitted the Chief Executive Officer certification required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, relating to compliance with the NYSE's corporate governance listing standards, to the NYSE on June 11, 2010 with no qualifications. We have included the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Offices
Our principal corporate headquarters is owned and located in Houston, Texas. In the U.S., CCUSA owns or leases area offices located in (1) Canonsburg, Pennsylvania, (2) Charlotte, North Carolina, (3) Alpharetta, Georgia, and (4) Phoenix, Arizona. The principal responsibilities of these area offices are to manage the renting of tower space on a local basis, maintain the towers already located in the area and service our customers in the area. In addition, general and administrative functions are also performed at the Canonsburg, Pennsylvania location. In addition, we lease additional, smaller district offices, which report to the area offices, in locations with high tower concentrations. In Australia, we lease an office in Sydney, Australia.
Towers
Towers are vertical metal structures generally ranging in height from 50 to 500 feet. In addition, wireless communications equipment may also be placed on building rooftops and other structures. Towers are generally located on tracts of land of up to five acres. These tracts of land support the towers, equipment shelters and, where applicable, guyed wires to stabilize the structure.
See "Item 1. Business—Overview" for information regarding our tower portfolio including with respect to our real property interests and for a discussion of the location of our towers in the U.S. and Australia, including the percentage of our U.S. towers in the top 50 and 100 BTAs. See "Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining terms to final expiration of the leases for the land which we do not own and on which our towers are located as of December 31, 2010.
Approximately 15,700 towers (66% of our total) and the cash flows from these towers effectively secure $4.7 billion of our debt. Governing documents relating to another approximately 4,900 towers prevent liens from being granted on those towers without approval of a subsidiary of Verizon; however, distributions paid from the entities that own those towers also service our tower revenue notes. See note 6 to our consolidated financial statements.
Approximately 6,500 of our towers are leased or operated for an initial period of 32 years (through May 2037) under master leases and subleases with Sprint. We have the option to purchase in 2037 all (but not less than all) of these Sprint Towers from Sprint for approximately $2.3 billion.
Substantially all of our towers can accommodate another tenant either as currently constructed or with appropriate modifications to the tower. Additionally, if so inclined as a result of a customer request for a new co-location or amendment of an existing installation, we could generally replace an existing tower with another tower in its place providing additional capacity, subject to certain restrictions. As of December 31, 2010, the average number of tenants per tower is approximately 2.9 on our towers. The following is a summary of the number of existing tenants per tower as of December 31, 2010 (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a discussion of our impairment evaluation and our towers with no tenants).

Number of Tenants	Percent of Towers
Greater than five	10%
Five	8%
Four	13%
Three	18%
Two	23%
Less than two	28%
Total	100%

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

Item 4.     Removed and Reserved

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is listed and traded on the NYSE under the symbol "CCI". The following table sets forth for the calendar periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
2010:
First Quarter	$40.49	$34.12
Second Quarter	40.00	34.25
Third Quarter	44.46	36.01
Fourth Quarter	44.45	41.10
2009:
First Quarter	$21.99	$15.40
Second Quarter	27.23	19.96
Third Quarter	32.32	22.73
Fourth Quarter	39.99	29.47
As of February 5, 2011, there were approximately 850 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. It is our current policy to retain our cash provided by operating activities to engage in discretionary investments such as those discussed in "Item 1. Business." Future declaration and payment of cash dividends, if any, will be determined in light of the then-current conditions, including our earnings, cash flows from operations, capital requirements, financial condition, our relative market capitalization, taxable income, taxpayer status, and other factors deemed relevant by the board of directors. In addition, our ability to pay dividends is limited by the terms of our debt instruments under certain circumstances and the terms of our convertible preferred stock.
The holders of our 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum, payable on a quarterly basis. We have the option to pay the dividends on such series of preferred stock in cash or in shares of common stock. The number of shares of common stock required to be issued to pay such dividends is dependent upon the market value of our common stock at the time such dividend is required to be paid. In 2010 and 2009, dividends on our 6.25%

Convertible Preferred Stock were paid in each of those years utilizing approximately $19.9 million in cash each year. We may choose to continue cash payments of the dividends in the future in order to avoid dilution caused by the issuance of common stock as dividends on our preferred stock.
Equity Compensation Plans
Certain information with respect to our equity compensation plans is set forth in Item 12 herein.
Performance Graph
The following performance graph is a comparison of the five year cumulative stockholder return on our common stock against the cumulative total return of the NYSE Market Index and the Dow Jones Telecommunication Equipment Index for the period commencing December 31, 2005 and ending December 31, 2010. The performance graph assumes an initial investment of $100.0 in our common stock and in each of the indices. The performance graph and related text are based on historical data and are not necessarily indicative of future performance.

$200
$150
$100
$50
$0
2005
2006
2007
2008
2009
2010
Crown Castle International Corporation
NYSE Market Index
DJ Telecommunication Equip

	Years Ended December 31,
Company/Index/Market	2005	2006	2007	2008	2009	2010
Crown Castle International Corp.	$100.00	$120.03	$154.59	$65.33	$145.08	$162.88
NYSE Market Index	100.00	120.47	131.15	79.67	102.20	115.88
DJ Telecommunication Equipment Index	100.00	116.46	120.28	71.50	107.84	111.39
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

Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below for each of the five years in the period ended December 31, 2010, and as of December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our consolidated financial statements. Acquisitions and dispositions can affect the year-to-year comparability of our results. In January 2007, we completed the merger of Global Signal into a subsidiary of ours ("Global Signal Merger"), and the results of operations from Global Signal have been included in our results from January 12, 2007. The Global Signal Merger significantly increased our tower portfolio and impacted the comparability of our results and changes in financial condition for periods following the merger to periods prior to the merger. The information set forth below should be read in conjunction with "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006(a)
	(In thousands of dollars, except per share amounts)
Statement of Operations Data:
Net revenues:
Site rental	$1,700,761	$1,543,192	$1,402,559	$1,286,468	$696,724
Network services and other	177,897	142,215	123,945	99,018	91,497
Total net revenues	1,878,658	1,685,407	1,526,504	1,385,486	788,221
Operating expenses:
Costs of operations(b):
Site rental	467,136	456,560	456,123	443,342	212,454
Network services and other	114,241	92,808	82,452	65,742	60,507
Total costs of operations	581,377	549,368	538,575	509,084	272,961
General and administrative	165,356	153,072	149,586	142,846	104,532
Restructuring charges (credits)	—	—	—	3,191	(391)
Asset write-down charges(c)	13,687	19,237	16,888	65,515	2,945
Acquisition and integration costs	2,102	—	2,504	25,418	1,503
Depreciation, amortization and accretion	540,771	529,739	526,442	539,904	285,244
Operating income (loss)	575,365	433,991	292,509	99,528	121,427
Interest expense and amortization of deferred financing costs(d)	(490,269)	(445,882)	(354,114)	(350,259)	(162,328)
Impairment of available-for-sale securities(e)	—	—	(55,869)	(75,623)	—
Gains (losses) on purchases and redemptions of debt(d)	(138,367)	(91,079)	42	—	(5,843)
Net gain (loss) on interest rate swaps(f)	(286,435)	(92,966)	(37,888)	—	491
Interest and other income (expense)	1,601	5,413	2,101	9,351	(2,120)
Income (loss) before income taxes	(338,105)	(190,523)	(153,219)	(317,003)	(48,373)
Benefit (provision) for income taxes(g)	26,846	76,400	104,361	94,039	(843)
Income (loss) from continuing operations	(311,259)	(114,123)	(48,858)	(222,964)	(49,216)
Income (loss) from discontinued operations, net of tax	—	—	—	—	5,657
Net income (loss)(h)	(311,259)	(114,123)	(48,858)	(222,964)	(43,559)
Less: Net income (loss) attributable to the noncontrolling interest	(319)	209	—	(151)	(1,666)
Net income (loss) attributable to CCIC stockholders	(310,940)	(114,332)	(48,858)	(222,813)	(41,893)
Dividends on preferred stock	(20,806)	(20,806)	(20,806)	(20,805)	(20,806)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(331,746)	$(135,138)	$(69,664)	$(243,618)	$(62,699)
Income (loss) from continuing operations attributable to CCIC stockholders per common share—basic and diluted	$(1.16)	$(0.47)	$(0.25)	$(0.87)	$(0.33)
Weighted-average common shares outstanding—basic and diluted (in thousands)	286,764	286,622	282,007	279,937	207,245

	Years Ended December 31,
	2010	2009	2008	2007	2006(a)
	(In thousands of dollars, except per share amounts)
Other Data:
Summary cash flow information:
Net cash provided by (used for) operating activities	$603,430	$571,256	$513,001	$350,355	$275,759
Net cash provided by (used for) investing activities	(390,949)	(172,145)	(476,613)	(791,448)	(432,499)
Net cash provided by (used for) financing activities	(866,624)	214,396	47,717	(77,782)	678,914
Ratio of earnings to fixed charges(i)	—	—	—	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$112,531	$766,146	$155,219	$75,245	$592,716
Property and equipment, net	4,893,651	4,895,983	5,060,126	5,051,055	3,246,446
Total assets	10,469,529	10,956,606	10,361,722	10,488,133	5,007,464
Total debt and other long-term obligations(d)	6,778,894	6,579,150	6,102,189	6,072,103	3,516,294
Total CCIC stockholders' equity	2,445,373	2,936,241	2,715,865	3,166,911	756,281
____________________

(a)	See introductory remarks regarding the Global Signal Merger.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

(c)	2007 is inclusive of $57.6 million related to the write-off of substantially all of the assets other than the Spectrum from our former mobile television business.

(d)
Over the last five years, we have used debt to refinance other debt and fund discretionary investments such as acquisitions and purchases of common stock. We maintain debt leverage at levels that we believe optimize our weighted-average cost of capital. The following is a discussion of our debt activity for each of the last five years. See also note 6 to our consolidated financial statements.

•
During 2010 and 2009, we issued $3.5 billion and $2.9 billion face value of debt, respectively, and purchased and repaid $3.4 billion and $2.4 billion face value of debt, respectfully. These refinancings extended the maturities of our debt portfolio and increased our weighted-average cost of debt. We incurred losses on the purchase and repayment of this debt.

•
During 2007, $1.8 billion of mortgage loans remained outstanding as a result of the Global Signal Merger. We borrowed an aggregate $725.0 million under term loans and a revolving credit facility and predominately used the proceeds to purchase common stock.

•
During 2006, we increased our debt by approximately $1.2 billion and primarily used the proceeds to fund the cash consideration of the Global Signal Merger, the Mountain Union Telecom, LLC acquisition and purchases of our common stock.

(e)	In 2008 and 2007, we recorded impairment charges related to an other-than-temporary decline in the value of our investment in FiberTower Corporation ("FiberTower").

(f)
The 2010 and 2009 amounts are predominately losses on various interest rate swaps that no longer qualified for hedge accounting and included swaps that were no longer economic hedges. The 2008 amount predominately represents losses on our former interest rate swaps with a subsidiary of Lehman Brothers Holdings Inc. that no longer qualified for hedge accounting. As of December 31, 2010, we had no forward-starting interest rate swaps outstanding.

(g)
In 2006, we had a full valuation allowance on our deferred tax assets. As a result of a deferred tax liability recorded in connection with the Global Signal Merger, we recorded partial tax benefits for our losses in 2010 and full tax benefits for all of 2009, 2008 and 2007. 2008 includes tax benefits of $74.9 million resulting from the completion of the Internal Revenue Service ("IRS") examination of our federal tax return for 2004. See note 9 to our consolidated financial statements regarding our tax position as of and for the year ended December 31, 2010 and our ability to recognize tax benefits in the future.

(h)	No cash dividends were declared or paid in 2010, 2009, 2008, 2007 or 2006.

(i)
For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) from continuing operations before income taxes, cumulative effect of change in accounting principle and fixed charges. Fixed charges consist of interest expense, the interest component of operating leases, amortization of deferred financing costs and dividends on preferred stock classified as liabilities. For 2010, 2009, 2008, 2007 and 2006 earnings were insufficient to cover fixed charges by $338.1 million, $190.5 million, $153.2 million, $318.4 million and $49.7 million, respectively.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease or manage approximately 23,900 towers for wireless communications, including 43 completed DAS networks. Revenues generated from our core site rental business represented 91% of our 2010 consolidated revenues. CCUSA, our largest operating segment, accounted for 95% of our 2010 site rental revenues. See "Item 1. Business" for a further discussion of our business, including our long-term strategy, certain key terms of our lease agreements and growth trends in the wireless communications industry.
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2010:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our towers.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smart phone penetration, and (5) carrier focus on expanding voice and data coverage.

◦	Substantially all of our towers can accommodate, either as currently constructed or with appropriate modifications to the tower, additional tenants.

◦	U.S. wireless carriers continue to invest in their networks.

◦	We expect our site rental revenues will grow between 7% and 8% from the full year 2010 to 2011.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term at CCUSA of approximately eight years, exclusive of renewals at the customer's option.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint and T-Mobile accounted for 73% of consolidated revenues.

•	Majority of land under our towers under long-term control

◦
Approximately 91% and 69% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land that is owned in fee or where we have perpetual or long-term easements, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed tower operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our tower operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 93% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $24.3 million, which represented less than 2% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years with virtually all of such debt having a fixed rate (see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	88% of our debt has fixed rate coupons, and an additional 9% has been effectively converted to fixed rate through December 2011.

◦
Our debt service coverage and leverage ratios were comfortably within their respective covenant requirements. See "Item 7. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $603.4 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand on our towers.

•	Capital allocated to drive long-term shareholder value (per share)

◦
Historical discretionary investments include (in no particular order): purchasing our common stock, acquiring towers, acquiring land under towers, selectively constructing towers, improving and structurally enhancing our existing towers, and purchasing or redeeming our debt or preferred stock. See also "Item 7. MD&A—Liquidity and Capital Resources."

◦
Discretionary investments included: (1) the purchase of $159.6 million of common stock, (2) $203.7 million in capital expenditures, and (3) the acquisition of NewPath in September 2010 , a provider of DAS networks, for approximately $128 million in cash.

Results of Operations
The following discussion of our results of operations should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. which require us to make estimates and judgments that affect the reported amounts (see "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements).
Comparison of Consolidated Results
The following is a comparison of our 2010, 2009 and 2008 consolidated results of operations:

	Years Ended December 31,			% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands of dollars)
Net revenues:
Site rental	$1,700,761	$1,543,192	$1,402,559	10%	10%
Network services and other	177,897	142,215	123,945	25	15
	1,878,658	1,685,407	1,526,504	11	10
Operating expenses:
Costs of operations(a):
Site rental	467,136	456,560	456,123	2	—
Network services and other	114,241	92,808	82,452	23	13
Total costs of operations	581,377	549,368	538,575	6	2
General and administrative	165,356	153,072	149,586	8	2
Asset write-down charges	13,687	19,237	16,888	*	*
Acquisition and integration costs	2,102	—	2,504	*	*
Depreciation, amortization and accretion	540,771	529,739	526,442	2	1
Operating income (loss)	575,365	433,991	292,509	33	48
Interest expense and amortization of deferred financing costs	(490,269)	(445,882)	(354,114)	*	*
Impairment of available-for-sale securities	—	—	(55,869)	*	*
Gains (losses) on purchases and redemptions of debt	(138,367)	(91,079)	42	*	*
Net gain (loss) on interest rate swaps	(286,435)	(92,966)	(37,888)	*	*
Interest and other income (expense)	1,601	5,413	2,101	*	*
Income (loss) before income taxes	(338,105)	(190,523)	(153,219)	*	*
Benefit (provision) for income taxes	26,846	76,400	104,361	*	*
Net income (loss)	(311,259)	(114,123)	(48,858)	*	*
Less: Net income (loss) attributable to the noncontrolling interest	(319)	209	—	*	*
Net income (loss) attributable to CCIC stockholders	$(310,940)	$(114,332)	$(48,858)	*	*
____________________
*    Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.
2010 and 2009. Our consolidated results of operations for 2010 and 2009, respectively, predominately consist of our CCUSA segment, which accounted for (1) 95% and 95% of consolidated net revenues, (2) 95% and 95% of consolidated gross margins, and (3) 100% and 101% of consolidated net income (loss) attributable to CCIC stockholders. Virtually all of the increase in site rental revenues resulted from towers we owned as of January 1, 2009. New tenant additions inclusive of straight-line accounting for certain contractual escalations resulted in an approximately 6% increase in site rental revenues. The remaining 4% increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer contracts, escalations and cancellations of customer contracts, inclusive of the impact of straight-line accounting. Our operating segment results for 2010 and 2009, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments").
2009 and 2008. Our consolidated results of operations for 2009 and 2008, respectively, predominately consist of our CCUSA segment, which accounted for (1) 95% and 94% of consolidated net revenues, (2) 95% and 94% of consolidated gross margins, and (3) 101% and 79% of consolidated net income (loss) attributable to CCIC stockholders. Virtually all of the increase in site rental revenues resulted from towers we owned as of January 1, 2008. New tenant additions inclusive of straight-line accounting for certain contractual escalations resulted in an approximately 6% increase in site rental revenues. The remaining 4% increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer contracts, escalations and cancellations of customer contracts, inclusive of the impact of straight-line accounting. Our operating segment results for 2009 and 2008, including CCUSA, are discussed below (see "Item 7. MD&A—Results of Operations—Comparison of Operating Segments").
Comparison of Operating Segments
Our reportable operating segments for 2010 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.
See note 16 to our consolidated financial statements for segment results and a reconciliation of net income (loss) to Adjusted EBITDA (defined below).
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles ("GAAP").
We define Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, cumulative effect of a change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense (see note 12 to our consolidated financial statements). The calculation of Adjusted EBITDA for our operating segments is set forth in note 16 to our consolidated financial statements. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations as determined in accordance with GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is discussed further under "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures."
CCUSA—2010 and 2009. Net revenues for 2010 increased by $175.1 million, or 11%, from 2009. This increase in net revenues resulted from an increase in site rental revenues of $141.6 million, or 10%, for the same periods. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations and cancellations of customer contracts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. We amended a site rental contract with one of our four largest customers during 2010 to provide the customer with the ability to add equipment to its existing antennas on our towers without the need to pay additional rent on individual amendments at each tower, with limited exceptions, in exchange for an increase in rent on the customer's existing contracts. During 2010, we continued to derive a large portion of our site rental revenues from the four largest wireless carriers in the U.S., although a significant portion of our new tenant additions were from customers offering emerging wireless services, such as those offering wireless data only technologies, including Clearwire, a provider of wireless mobile internet services. See also "Item 1. Business—The Company—CCUSA."
Site rental gross margins for 2010 increased by $137.3 million, or 13%, from 2009. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins for 2010 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $137.3 million incremental margin represents 97% of the related increase in site rental revenues.

Network services and other revenues for 2010 increased by $33.6 million, or 25%, from 2009, and the related gross margin increased by $14.3 million, or 31%, from 2009. Our network services business is of a variable nature as these revenues are not under long-term contracts. The increase in our network services and other revenues reflect our increased market share, as well as the general volatility in the volume and mix of such work. We were able to achieve this growth in revenues while modestly expanding our related gross margin.
General and administrative expenses for 2010 increased by $7.2 million, or 5%, from 2009 but decreased to 8% of net revenues from 9%. General and administrative expenses are inclusive of stock-based compensation charges, which increased by $6.8 million from 2009 to 2010, as discussed further in note 12 to our consolidated financial statements. The increase in stock-based compensation was driven by the furthered emphasis on the long-term incentive compensation component of total compensation for senior management, which we believe further aligns compensation with stockholder value. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for 2010 increased by $151.6 million, or 16%, from 2009. Adjusted EBITDA was positively impacted by the growth in our site rental and services businesses, including the high incremental site rental margin on the new tenant additions.
Depreciation, amortization and accretion for 2010 increased by $11.4 million, or 2%, from 2009. The small increase is consistent with the movement in our fixed assets and intangible assets, which did not materially change between 2009 and 2010.
During 2009 and 2010, we refinanced the vast majority of our debt in order to extend and ladder the maturities of our debt portfolio. This refinancing activity included purchasing and early retiring certain of our debt, resulting in a net loss of $138.4 million for 2010, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $44.9 million, or 10%, in 2010 resulted predominately from (1) a $35.4 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2005 tower revenue notes and the 2006 tower revenue notes and (2) the net impact of our various refinancings. During 2010, we recorded losses on interest rate swaps of $286.4 million, which predominately resulted from an increase in the liability due to changes in the LIBOR yield curve for those swaps not subject to hedge accounting. As of December 31, 2010, all of our forward-starting interest rate swaps are settled. For a further discussion of the debt refinancings and the interest rate swaps see notes 6 and 7 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Benefit (provision) for income taxes for 2010 was a benefit of $28.8 million compared to a benefit of $77.7 million for 2009. As further discussed in note 9 to our consolidated financial statements, we were limited in our ability to recognize federal tax benefits on our losses during 2010, except for $19.8 million of federal tax benefits recorded predominately as a result of discrete events, including acquisitions. As of December 31, 2010, we are unable to recognize additional federal tax benefits in future periods unless discrete events allow us to record additional deferred tax liabilities. Tax benefits for 2009 predominately reflect our recognition of federal tax benefits on our losses and a reversal of $20.6 million of state tax valuation allowance.
Net income (loss) attributable to CCIC stockholders for 2010 was a loss of $310.2 million, inclusive of (1) net losses from interest rate swaps of $286.4 million and (2) net losses from repayments and purchases and early retirement of debt of $138.4 million. Net income (loss) attributable to CCIC stockholders for 2009 was a loss of $115.4 million, inclusive of (1) net losses from repayments and purchases and early retirement of debt of $91.1 million and (2) net losses from interest rate swaps of $93.0 million. The increase in net loss was predominately due to (1) the previously mentioned charges and benefits and (2) the previously mentioned increase in interest expense of $44.9 million, partially offset by (3) growth in our site rental and service businesses.
CCAL—2010 and 2009. The increases and decreases between 2010 and 2009 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for 2010 was approximately 0.92, an increase of 16% from approximately 0.79 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for 2010 increased by $18.1 million, or 21%, from 2009. Site rental revenues for 2010 increased by $16.0 million, or 21%, from 2009. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $14.3 million and $12.9 million, respectively, and accounted for an increase of 17% in both net revenues and site rental revenues for 2010 from 2009. Site rental revenues were also impacted by various other factors inclusive of straight-line accounting, including, in no particular order: new tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts.
Site rental gross margins increased by $9.7 million, or 18%, for 2010 from $53.6 million and Adjusted EBITDA for 2010 increased by $7.0 million, or 15%, from 2009. The increase in the site rental gross margin and Adjusted EBITDA were predominately due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for 2010 was a net loss of $0.7 million, compared to net income of $1.1 million for 2009. The change from net income to net loss was predominately due to the following, exclusive of the impact from exchange rate fluctuations: (1) an increase in interest expense and amortization of deferred financing costs, the majority of which was due to an increase in the variable interest rate of our intercompany debt, (2) an increase in general and administrative expenses due to an increase in stock-based compensation, and (3) lower depreciation expense for 2010, as a result of recording depreciation expense for towers that were acquired in 2008 with short useful lives for accounting purposes driven by the short term of the underlying ground lease.
CCUSA—2009 and 2008. Net revenues for 2009 increased by $163.0 million, or 11%, from 2008. This increase in net revenues resulted from an increase in site rental revenues of $141.9 million, or 11%, for the same periods. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations and cancellations of customer contracts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" for a further discussion of our revenue recognition policies. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry. Although we continued to derive a large portion of our site rental revenues from the four largest wireless carriers in the U.S., a significant portion of our new tenant additions were from national wireless carriers other than the four largest wireless carriers, such as those offering flat rate calling plans, and customers offering emerging wireless technologies, such as wireless data only technologies, including Clearwire, a provider of wireless mobile internet services.
Site rental gross margins for 2009 increased by $141.3 million, or 16%, from 2008. The increase in site rental gross margins was related to the previously mentioned 11% increase in site rental revenues. Site rental gross margins increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $141.3 million incremental margin represents 100% of the related increase in site rental revenues.
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
General and administrative expenses for 2009 increased by $7.7 million, or 6%, from 2008. General and administrative expenses are inclusive of stock-based compensation charges, which increased by $3.3 million from 2008 to 2009, as discussed further in note 12 to our consolidated financial statements. In addition to stock-based compensation, the increase in general and administrative expenses was primarily due to the increase in salary and employee benefits, including an increase in the annual bonus accrual due to 2009 performance and other non-recurring expenses, partially offset by the realization of certain cost management initiatives. General and administrative expenses were 9% of net revenues for both 2009 and 2008. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
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
During 2009, we repaid or purchased $2.3 billion face value of debt using cash from our issuances of debt in order to extend the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $91.1 million for 2009, inclusive of make whole payments. The increase in interest expense and amortization of deferred financing costs of $92.6 million, or 26%, in 2009 resulted predominately from our total debt increasing by $462.6 million and the impact of completing the refinancings at a higher weighted-average cost of debt. The refinancing of the 2006 mortgage loan did not qualify for hedge accounting as the actual refinancing was not consistent with that anticipated as part of hedge accounting, which resulted in discontinuing hedge accounting and reclassifying $132.9 million from accumulated other comprehensive income ("AOCI") to earnings during 2009. This loss was partially offset by gains on interest rate swaps that resulted from a decrease in the liability for those swaps not subject to hedge accounting. For a further discussion of the debt refinancings and the interest rate swaps see notes 6 and 7 to our consolidated financial statements, "Item 7. MD&A—Liquidity and Capital Resources" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
In 2008, we recorded non-cash impairment charges of $55.9 million, related to declines in the fair value of our investment in FiberTower that were deemed other-than-temporary.
Benefit (provision) for income taxes for 2009 was a benefit of $77.7 million compared to $106.6 million for 2008. The benefit for income taxes for 2009 is inclusive of a $20.6 million reversal of state tax valuation allowances. The effective tax rate for 2009 differs from the federal statutory rate due predominately to these state tax benefits. The effective tax rate for 2008 differs from the federal statutory rate predominately due to income tax benefits resulting from the completion of the IRS examination and a full valuation allowance on our unrealized capital losses from our investment in FiberTower. See note 9 to our consolidated financial statements.
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
CCAL—2009 and 2008. The increases and decreases between 2008 and 2009 are inclusive of exchange rate fluctuations. The average exchange rate of Australian dollars to U.S dollars for 2009 was approximately 0.79, a decrease of 7% from approximately 0.85 for the same period in the prior year. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for 2009 decreased by $4.1 million, or 5%, from 2008. Site rental revenues for 2009 decreased by $1.2 million, or 2%, from 2008. The decrease in the exchange rate negatively impacted net revenues and site rental revenues by approximately $6.5 million and $5.9 million, respectively, and accounted for a decline of 7% and 8%, respectively, for 2009 from 2008. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order: new tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $2.9 million decrease in network services and other revenues. The decrease in network services and other revenues reflects the volatility and variable nature of the network services business as these revenues are not under long-term contract. See "Item 1. Business—The Company—CCAL."
Adjusted EBITDA for 2009 decreased by $0.9 million, or 2%, from 2008. Adjusted EBITDA was negatively impacted by the exchange rate fluctuations. Site rental gross margins decreased by $1.1 million, or 2%, for 2009 from $54.7 million.
Net income (loss) attributable to CCIC stockholders for 2009 was a net income of $1.1 million, compared to a net loss of $10.5 million for 2008. The change from net loss to net income was primarily driven by a decrease in interest expense and amortization of deferred financing costs of $9.7 million, the majority of which was due to a decrease in the variable interest rate of our intercompany debt.

Liquidity and Capital Resources
Overview
General. We believe our site rental business can be characterized as a stable cash flow stream, generated by revenues under long-term contracts, that should be recurring for the foreseeable future. For more than five years, our cash from operations have exceeded our cash interest payments and sustaining capital expenditures and provided us with cash available for discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. See "Item 1. Business" for a further discussion of how we seek to allocate our available capital. During 2010, we increased our discretionary investments from 2009 levels, as a result of the financial flexibility afforded by financing activities completed during 2009 and early 2010 that extended our debt maturities. Our significant financing activities during 2010 included the following:

•
We extended the maturity of our debt by issuing an aggregate of $3.5 billion in face value of the 2010 tower revenue notes, using a portion of the proceeds to repay the remaining outstanding 2005 tower revenue notes and the 2006 tower revenue notes. In addition to repaying these tower revenue notes, we purchased or repaid $237.7 million face value of our debt for $260.1 million in cash.

•	We paid $697.8 million to settle all of our remaining forward-starting interest rate swaps.

•	We purchased 4.1 million shares of our common stock for $159.6 million in cash.
Liquidity Position. The following is a summary of our capitalization and liquidity position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and notes 6 and 8 to our consolidated financial statements for additional information regarding our debt.

December 31, 2010
(In thousands of dollars)
Cash and cash equivalents(a)	$112,531
Undrawn revolver availability(b)	243,000
Debt and other long-term obligations	6,778,894
Redeemable preferred stock	316,581
Stockholders' equity	2,444,994
____________________

(a)	Exclusive of $226.0 million of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the financial maintenance covenants contained in our credit agreement. See "MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months, we expect that our cash on hand, undrawn revolver availability and cash flows from operating activities (net of cash interest payments), should be sufficient to cover our expected (1) debt service obligations of $28.7 million (principal payments) and (2) capital expenditures in excess of $300 million (sustaining and discretionary). As CCIC and CCOC are holding companies, this cash flow from operations is generated by our operating subsidiaries.
Over the next twelve months we have no debt maturing other than nominal principal payments on amortizing debt. We may utilize cash flows from operations to repay some or all of the $157.0 million outstanding under the revolver prior to its maturity in September 2013. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when our term loans mature ($625.6 million outstanding as of December 31, 2010). However, we may access the capital markets to fund our obligation to redeem all outstanding shares of 6.25% convertible preferred stock in August 2012 for approximately $318 million plus any unpaid dividends on that preferred stock. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of December 31, 2010.
Long-term Strategy. We seek to maintain a capital structure that we believe drives long-term shareholder value and optimizes our weighted-average cost of capital. Over the long term, we target leverage of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. In furtherance of this long-term strategy, we contemplate funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities. As a result, anticipated future growth in site rental cash flows and corresponding increases in Adjusted EBITDA should reduce our leverage. Conversely, as our cash flows and Adjusted EBITDA grow, we may seek to increase our debt in nominal dollars to maintain or achieve a certain targeted leverage. Despite this long-term strategy, we may increase our leverage over the shorter term in order to pursue a discretionary investment.
Summary Cash Flows Information

	Years Ended December 31,
	2010	2009	2008
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$603,430	$571,256	$513,001
Investing activities	(390,949)	(172,145)	(476,613)
Financing activities	(866,624)	214,396	47,717
Effect of exchange rate changes on cash	528	(2,580)	(4,131)
Net increase (decrease) in cash and cash equivalents	$(653,615)	$610,927	$79,974
Operating Activities
The increase in net cash provided by operating activities for 2010 from 2009 and 2008 was due primarily to growth in our core site rental business, partially offset by an increase in the amount of cash used to meet working capital needs. The year-over-year increase in the working capital used in 2010 from 2009 of $99.3 million resulted primarily from changes in accrued interest and deferred site rental receivables. Changes in working capital, and particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on net cash from operating activities, largely due to the timing of prepayments and receipts. We expect net cash provided by operating activities for the year ended December 31, 2011 will be sufficient to cover the next 12 months of our expected debt service obligations and capital expenditures. We expect to grow our cash flows provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
We pay minimal cash income taxes as a result of our net operating loss carryforwards. We expect to generate taxable income in the future, and based upon current projections, we expect to fully utilize our $2.4 billion of federal net operating losses by 2017.
Investing Activities
Capital Expenditures. We categorize our capital expenditures as sustaining or discretionary. Sustaining capital expenditures include capitalized costs related to (1) maintenance activities on our towers, which are generally related to replacements and upgrades that extend the life of the asset, (2) vehicles, (3) information technology equipment, and (4) office equipment. Discretionary capital expenditures, which we also commonly refer to as "revenue-generating capital expenditures," include (1) purchases of land under towers, (2) tower improvements in order to support additional site rentals, and (3) the construction of towers.
A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2010	2009	2008
	(In thousands of dollars)
Discretionary:
Land purchases	$109,097	$25,495	$201,255
Tower improvements and other	73,917	101,298	90,111
Construction of towers	20,718	18,683	132,301
Sustaining	24,326	28,059	27,065
Total	$228,058	$173,535	$450,732
As previously mentioned, during 2010 we increased our capital expenditures from our 2009 levels following our financing activities in 2009 and 2010 that extended our debt maturities. Other than sustaining capital expenditures, which we expect to be approximately $20 million to $25 million for the year ended December 31, 2011, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use in excess of $300 million of our cash flows on capital expenditures (sustaining and discretionary) for full year 2011, with less than one-third of our total capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures.

•
Tower improvement capital expenditures typically vary based on (1) the type of work performed on the towers, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation and (2) the existing capacity of the tower prior to installation.

•
We increased our purchases of land from 2009 to 2010 as a result of our focus on maintaining long-term control of our assets. We expect to retain long-term control of our towers by continuing to supplement land purchases with extensions of the terms of ground leases for land under our towers.

Acquisitions.  In September 2010, we acquired NewPath, a provider of DAS networks, through a merger with and into a subsidiary of ours. The total cash consideration was approximately $128 million. See note 3 to our consolidated financial statements for a further discussion of the NewPath acquisition.
Financing Activities
As discussed in "Item 7. MD&A—Liquidity and Capital Resources—Overview," as a result of the financial flexibility afforded us after completing these financing activities, we increased our discretionary investments, including purchases of our common stock and the settlement of all remaining forward-starting interest rate swaps.
Issuances of Debt. During 2010, we refinanced the 2005 tower revenue notes and the 2006 tower revenue notes through the issuance of the January 2010 tower revenue notes and the August 2010 tower revenues notes (collectively, "2010 tower revenue notes"). These refinancings extended our debt maturities. As of December 31, 2010, 71% of our CCUSA towers and the cash flows from these towers effectively secure $4.7 billion of our debt. In addition, distributions paid from our entities that hold approximately 4,900 towers will also service this secured debt. See note 6 to our consolidated financial statements for a further discussion on the refinancing of our tower revenue notes.

Debt Purchases and Repayments. See note 6 to our consolidated financial statements for a summary of our purchases and repayments of debt during 2009 and 2010, including the gains (losses) on purchases and repayments.
Interest Rate Swaps. During 2010, we settled all of our forward-starting interest rate swaps. See note 7 to our consolidated financial statements for a further discussion of interest rate swaps, including (1) cash payments made to settle all remaining forward-starting interest rate swaps and (2) the impact on our earnings.
Common Stock Activity. As of December 31, 2010, 2009 and 2008, we had 290.8 million, 292.7 million and 288.5 million common shares outstanding, respectively. During 2010, we purchased 4.1 million shares of common stock at an average price of $38.62 per share utilizing $159.6 million in cash. We may continue to purchase our common stock in the future as we seek to allocate capital to discretionary investments in a manner that we believe will enhance per share results. See "Item 1. Business—Strategy."
Revolving Credit Agreement. The proceeds of our revolving credit facility may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we use our revolving credit facility to fund discretionary investments and not for operating activities such as working capital since we generate cash flows from operations. Our only borrowing under the revolving credit facility during 2010 was $157.0 million in December to fund a portion of the cash settlement of our previously outstanding forward-starting interest rate swaps. As of December 31, 2010, the weighted-average interest rate of the revolving credit facility was 2.4% (including the credit spread). See note 6 to our consolidated financial statements.
Preferred Stock Dividends. We have the option to pay dividends on our 6.25% convertible preferred stock in cash or shares of common stock (valued at 95% of the current market value of the common stock, as defined) (see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities"). Since 2005, we have elected to pay the dividends in cash and expect to continue to do so for the foreseeable future. We are required to redeem all outstanding shares of our 6.25% convertible preferred stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. The shares of 6.25% convertible preferred stock are convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, we have the right to convert the 6.25% convertible preferred stock, in whole or in part, into 8.6 million shares of common stock if the price per share of our common stock equals or exceeds 120% of the conversion price or $44.25 for at least 20 trading days in any consecutive 30-day trading period.
Restricted Cash. Pursuant to the indenture governing our operating companies' debt, all rental cash receipts of the issuers of these debt instruments and their subsidiaries are restricted and held by an indenture trustee. The restricted cash in excess of required reserve balances is subsequently released to us in accordance with the terms of the indentures. See also notes 2 and 6 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2010. These contractual cash obligations relate primarily to our outstanding borrowings and lease obligations for land under our towers. The debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (b)).

	Years Ending December 31,
Contractual Obligations (a)	2011	2012	2013	2014	2015	Thereafter	Totals
	(In thousands of dollars)
Debt and other long-term obligations(b)	$28,687	$29,637	$185,670	$628,413	$889,606	$5,105,577	$6,867,590
Interest payments on debt and other long-term obligations(b) (c)	398,956	397,632	396,252	386,641	366,833	7,803,572	9,749,886
Lease obligations(d)	298,377	302,865	305,600	306,164	306,938	3,659,949	5,179,893
Redeemable preferred stock	—	318,050	—	—	—	—	318,050
Dividend payments on redeemable preferred stock(e)	19,877	14,907	—	—	—	—	34,784
Other	10,617	1,172	518	1,787	—	—	14,094
Total contractual obligations	$756,514	$1,064,263	$888,040	$1,323,005	$1,563,377	$16,569,098	$22,164,297
____________________

(a)	The following items are in addition to the obligations disclosed in the above table:

•	We have a legal obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which our towers reside. The cash obligations disclosed in the above table, as of December 31, 2010, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $1.7 billion. As of December 31, 2010, the net present value of these asset retirement obligations was approximately $63.8 million.

•
We are obligated under letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through one of CCUSA's lenders in amounts aggregating $13.5 million and expire on various dates through December 2011.

•	We are obligated to pay or reimburse others for property taxes related to our towers. See note 14 to our consolidated financial statements.

•	We have unrecognized tax benefits of $9.2 million as of December 31, 2010. See note 9 to our consolidated financial statements.

(b)
If the tower revenue notes are not repaid in full by their anticipated repayment dates (ranging from 2015 to 2020), then the interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2010 Excess Cash Flow of the issuers was approximately $425.0 million.

(c)	Interest payments on the floating rate debt are based on estimated rates currently in effect.

(d)
Amounts relate primarily to lease obligations for the land on which our towers reside, and are based on the assumption that payments will be made through the end of the period for which we hold renewal rights. See table below summarizing remaining terms to expiration.

(e)	The dividends on the preferred stock can be paid in cash or common stock at our election. See note 10 to our consolidated financial statements.
The following table summarizes our rights to the land under our towers, including renewal terms at our option, as of December 31, 2010. As of December 31, 2010, the leases for land under our towers had an average remaining life of approximately 31 years, weighted based on site rental gross margin. See "Item 1A. Risk Factors."

Remaining Term, In Years(c)	Percent of Total Towers	Percent of Total Site Rental Gross Margins(a) (b)
Owned in fee or perpetual or long-term easements	26%	34%
20+ years	36%	35%
10 years to less than 20 years	27%	22%
5 years to less than 10 years	7%	6%
1 year to less than 5 years	3%	2%
0 to less than 1 year	1%	1%
Total	100%	100%
____________________

(a)	For the year ended December 31, 2010.

(b)	Without consideration of the term of the customer contract agreement.

(c)	Inclusive of renewal terms at our option.
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
Factors that are likely to determine our subsidiaries' ability to comply with their current and future debt covenants include their (1) financial performance, (2) levels of indebtedness, and (3) debt service requirements. Given the current level of indebtedness and debt services requirements of our subsidiaries, the primary risk of a debt covenant violation would be from a deterioration of a subsidiary's financial performance. Should a covenant violation occur in the future as a result of a shortfall in financial performance (or for any other reason), we might be required to make principal payments earlier than currently scheduled and may not have access to additional borrowings under these facilities as long as the covenant violation continues. If we fail to comply with the debt restrictions, we will be in default under those instruments, which could cause the maturity of a substantial portion of our long-term indebtedness to be accelerated. If our operating subsidiaries were to default on the debt, the trustee could seek to pursue the collateral securing the debt, in which case we could lose the towers and the future revenues associated with the towers. We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants over the near and long-term. See "Item 1A. Risk Factors."
The financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants, are as follows:

	Debt	Current Covenant Requirement	As of December 31, 2010(d)	At Inception(d)
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.4	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	3.1	1.9
____________________

(a)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Total Debt (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recently completed quarter multiplied by four; at inception the covenant requirement was less than 9.25 and decreased thereafter in accordance with the credit agreement. Consolidated Adjusted EBITDA is calculated in substantially the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 7. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 16 to our consolidated financial statements.

(b)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Adjusted EBITDA for the most recently completed quarter multiplied by four to Consolidated Pro forma Debt Service (as defined in the credit agreement). Consolidated Pro forma Debt Service is calculated as interest to be paid over the succeeding 12 months on the principal balance of debt then outstanding based on the then current interest rate for such debt.

(c)
In addition, the credit agreement contains covenants related to the debt service coverage ratios of 2.00, 1.75 and 1.75, respectively, for the 2010 tower revenue notes, 2009 securitized notes and 7.75% secured notes, which are calculated in substantially the same manner as the covenants in the respective debt agreements discussed under the cash trap reserve covenants below. The covenants in the credit agreement are more stringent than the cash trap covenants in the respective debt agreements.

(d)
The covenant requirement ratios have become more stringent since the inception date in accordance with the credit agreement. The covenant requirement ratios were in compliance with the credit agreement at the date of inception.

The following are the ratios applicable to the cash trap reserve covenants under our debt agreements that could require the cash flows generated by the issuers and their subsidiaries to be deposited in a reserve account and not released to us:

	Debt	Current Covenant Requirement(a)	As of December 31, 2010	At Inception
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	3.4	2.9
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.7	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.9	2.5
____________________

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

(b)
The Debt Service Coverage Ratio and Consolidated Fixed Charge Coverage Ratio are both calculated as site rental revenue (in accordance with GAAP), less: (1) cost of operations (in accordance with GAAP), (2) straight-line rental revenues, (3) straight-line ground lease expenses, (4) management fees, and (5) sustaining capital expenditures, using the results for the previous 12 months then ended to the amount of interest to be paid over the succeeding 12 months per the terms of the respective agreement.

The 9% senior notes and 7.125% senior notes contain restrictive covenants with which CCIC and our restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on our ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase our capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of our Consolidated Debt (as defined in the senior notes indenture) to our Adjusted Consolidated Cash Flows (as defined in the senior notes indenture) is less than 7.0 to 1. As of December 31, 2010, such restrictions were not applicable because there has been no event of default and our ratio of Consolidated Debt to Adjusted Consolidated Cash Flows is less than 7.0 to 1; based on our estimates of Consolidated Debt to Adjusted Consolidated Cash Flows and our current indebtedness, we do not expect such restrictions to be applicable for the foreseeable future. The 9% senior notes and 7.125% senior notes do not contain any financial maintenance covenants.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2010 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.
Revenue Recognition. Over 90% of our total revenue for 2010 consists of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases) or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Up-front billings to customers for their negotiated share of the cost of tower modifications required to accommodate the installation of customer equipment are initially deferred and recognized over the term of the applicable site rental contract. Since we recognize revenue on a straight-line basis, a portion of the site rental revenue in a given period represents cash collected or contractually collectible in other periods. We record a deferred site rental receivable for the difference between the straight-lined amount and the rent billed. We record an allowance for uncollectible deferred site rental revenues for which increases or reversals of this allowance impact our site rental revenues. See note 2 to our consolidated financial statements.
We provide network services relating to our towers, which represent less than 10% of our total revenues for 2010. Network services and other revenue relate to installation services, as well as the following additional services: site acquisition, architectural and engineering, zoning and permitting, other construction and other services related to network development. Network services revenues are recognized after completion of the applicable service. We account for network services separately from the customer's subsequent site rental.
See "Item 1. Business—CCUSA" for a further discussion of our site rental and network services business.
Accounting for Long-Lived Assets — Valuation. As of December 31, 2010, our largest asset was our telecommunications towers (representing approximately $3.9 billion, or 80%, of our $4.9 billion in net book value of property and equipment), followed by intangible assets and goodwill (approximately $2.3 billion and $2.0 billion in net book value, respectively, resulting predominately from the Global Signal Merger in 2007 and other acquisitions of large tower portfolios). Nearly all (approximately $2.2 billion net book value at December 31, 2010) of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing and amount of cash flows including estimates regarding customer renewals and cancellations. The determination of the final purchase price allocation could extend over several quarters resulting in the use of preliminary estimates that are subject to adjustment until finalized.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases, to remove towers or remediate the land upon which our towers reside. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs and (3) discount rates. See note 2 to our consolidated financial statements.
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
The useful life of our intangible assets are estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility of the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our towers or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our towers or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During 2010, there were no events or circumstances that caused us to review the carrying value of our intangible assets and property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant customer or customer group (for individually insignificant customers), as applicable, is less than its carrying amount, an impairment loss is recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our towers and (2) estimates regarding customer cancellations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
When grouping assets into pools for purposes of impairment evaluation, we also consider individual towers within a grouping for which we currently have no tenants. Approximately 2% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. In fact, we have current visibility to potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual tower and all other possible avenues for recovering the carrying value of the tower have been exhausted, including sale of the tower, we appropriately reduce the carrying value of such towers.
Accounting for Long-Lived Assets — Impairment Evaluation — Goodwill. Nearly all of our goodwill is recorded at CCUSA. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. Our reporting units are the operating segments since segment management operates their respective tower portfolios as a single network. Our measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The most important estimates for such calculations are (1) expected additions of new tenants and equipment on our towers, (2) estimates regarding customer cancellations and renewal of customer contracts, (3) the terminal multiple for our projected cash flows, (4) our weighted-average cost of capital, and (5) control premium.
On October 1, 2010, we performed our annual goodwill impairment test. The results of this test indicated that goodwill was not impaired at either of our reporting units. The fair value of our net assets as measured by our market capitalization was over five times greater than the aggregate carrying amount of the reporting units as of December 31, 2010. Although we currently are not at risk of failing a step one impairment test, a future change in our reporting units (unit of account) or assumptions surrounding the most important estimates included in our impairment test could result in the recognition of an impairment.
Interest Rate Swaps. We enter into interest rate swaps to manage and reduce our interest rate risk. The designation of our interest rate swaps as cash flow hedges requires judgment, including with respect to the required assessment of the effectiveness of hedging relationships both at inception and on an on-going basis. The effective portion of changes in fair value of interest rate swaps designated as cash flow hedges is recorded in AOCI and is recognized in earnings when the hedged item affects earnings. In contrast, the change in fair value of interest rate swaps related to hedge ineffectiveness and for those not designated as cash flow hedges is immediately marked to market in earnings. In assessing the effectiveness of our forward-starting swaps both at inception and on an on-going basis, we must make several highly subjective and judgmental estimates such as assessing (1) the timing, amount, nature and probability of future expected refinancings and (2) whether it is probable that the counterparties to our swaps will default. See also notes 2, 7 and 8 to our consolidated financial statements.
Deferred Income Taxes. We record deferred income tax assets and liabilities on our consolidated balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. A valuation allowance is provided on deferred tax assets that do not meet the "more likely than not" realization threshold. We recognize a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement.
Before giving effect to any valuation allowances, we are in an overall net deferred tax asset position. Due to our history of tax operating losses, we have recorded a valuation allowance on our net deferred tax assets that do not meet the "more likely than not" realization threshold. As a result, we are in effect limited in our ability to recognize tax benefits in our results of operations in the future. As further discussed in note 9 to our consolidated financial statements, we do not anticipate recognizing additional federal tax benefits, unless future discrete events allow us to record additional deferred tax liabilities. If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could cause a material effect on our results of operations for the period of the adjustment.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2010
In October 2009, FASB issued guidance that addressed how to recognize revenue for transactions with multiple deliverables. This guidance revises the criteria for separating, measuring and allocating arrangement consideration to each consideration deliverable, which must be estimated if there is not a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The provisions of this guidance are effective for us as of January 1, 2011 and will be applied prospectively.  We expect that the adoption of this guidance will not have a material impact on our consolidated financial statements and will not result in a change to the pattern and timing of our revenue recognition.
Non-GAAP Financial Measures

Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in "Item 7. MD&A—Results of Operations—Comparison of Operating Segments." Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates and foreign currency exchange rates which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing predominately fixed rate debt. We do not currently hedge against foreign currency exchange risks.
Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt;

•	our $782.6 million of floating rate debt representing approximately 11% of total debt, of which $600 million has been fixed until December 2011 through interest rate swaps; and

•	potential future borrowings of incremental debt.
Potential Refinancing of Existing Debt
Over the next 12 months we have no debt maturities other than nominal principal payments on amortizing debt. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when our term loans mature. In addition, we may access the capital markets to fund our obligation to redeem all outstanding shares of 6.25% convertible preferred stock in August 2012 for approximately $318 million in addition to any unpaid dividends on that preferred stock. As of December 31, 2010, we have no interest rate swaps hedging any refinancings. See "Item 7. MD&A—Liquidity and Capital Resources—Overview."
Floating Rate Debt
We manage our exposure to market interest rates on our existing debt by (1) controlling the mix of fixed and floating rate debt and (2) utilizing interest rate swaps to hedge variability in cash flows from changes in LIBOR on our outstanding floating rate debt. As of December 31, 2010, we had $782.6 million of floating rate debt, of which $600.0 million is effectively converted to a fixed rate through an interest rate swap until December 2011. As a result, a hypothetical unfavorable fluctuation in market interest rates on our existing debt of two percentage points over a twelve-month period would increase our interest expense by approximately $3.7 million.
Potential Future Borrowings of Incremental Debt
We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our short-term liquidity strategy.

The following table provides information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of December 31, 2010. These debt maturities reflect contractual maturity dates, and do not consider the impact of the principal payments that will commence following the anticipated repayment dates on the tower revenue notes (see footnote (c)). See note 6 to our consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2011	2012	2013	2014	2015	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Fixed rate debt (c)	$22,187	$23,137	$22,170	$22,288	$889,606	$5,105,577	(c)	$6,084,965	(c)	$6,344,787
Average interest rate (b)(c)	5.5%	5.9%	6.0%	6.1%	8.9%	9.3%	(c)	9.2%	(c)
Variable rate debt	$6,500	$6,500	$163,500	$606,125	$—	$—		$782,625		$776,369
Average interest rate (d)	1.8%	1.8%	2.4%	1.8%	—	—		1.9%
 ____________________

(a)
The fair value of our debt is based on indicative quotes (that is, non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask offers. These fair values are not necessarily indicative of the amount, which could be realized in a current market exchange.

(b)	The average interest rate represents the weighted-average stated coupon rate (see footnote (c)).

(c)
The impact of principal payments that will commence following the anticipated repayment dates are not considered. The anticipated repayment dates are 2015, 2017 and 2020, as applicable for the 2010 tower revenue notes. As previously discussed, if the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates ranging from 2035 to 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2010 Excess Cash Flow of such issuers was approximately $425.0 million.

(d)
The interest rate represents the rate currently in effect and excludes the impact of interest rate swaps. We have effectively fixed the interest rate on $600.0 million of debt at approximately 1.3% (plus the applicable credit spread) through an interest rate swap until December 2011.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 5% of our consolidated revenues and 4% of our consolidated operating income for 2010. As of December 31, 2010, the Australian dollar exchange rate had strengthened compared to the U.S. dollar by approximately 16% from the average rate for 2009. See "Item 7. MD&A—Results of Operations—Comparison of Operating Segments."
Foreign exchange markets have recently been volatile, and we expect foreign exchange markets to continue to be volatile over the near term. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars is not significant to our financial condition. A hypothetical increase or decrease of 25% in Australian dollar exchange rate would increase or decrease the fair value of our financial instruments by approximately $8 million.

Item 8.    Financial Statements and Supplementary Data

Crown Castle International Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Crown Castle International Corp.:
We have audited the accompanying consolidated balance sheets of Crown Castle International Corp. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crown Castle International Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Crown Castle International Corp.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 15, 2011

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$112,531	$766,146
Restricted cash	221,015	213,514
Receivables net of allowance of $5,683 and $5,497, respectively	59,912	44,431
Prepaid expenses	65,856	68,551
Deferred income tax assets	59,098	76,089
Deferred site rental receivables and other current assets, net	26,733	27,302
Total current assets	545,145	1,196,033
Property and equipment, net	4,893,651	4,895,983
Goodwill	2,029,296	1,984,804
Site rental contracts and customer relationships, net	2,197,378	2,302,256
Other intangible assets, net	116,551	103,166
Deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets	687,508	474,364
Total assets	$10,469,529	$10,956,606
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,649	$33,053
Accrued interest	65,191	69,476
Deferred revenues	202,123	179,649
Interest rate swaps	5,198	160,121
Other accrued liabilities	100,037	94,610
Short-term debt, current maturities of debt and other obligations	28,687	217,196
Total current liabilities	440,885	754,105
Debt and other long-term obligations	6,750,207	6,361,954
Deferred income tax liabilities	66,686	74,117
Deferred ground lease payable, interest rate swaps and other liabilities	450,176	514,691
Total liabilities	7,707,954	7,704,867
Commitments and contingencies (note 14)
Redeemable preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2010 and 2009—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	316,581	315,654
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: December 31, 2010—290,826,284 and December 31, 2009—292,729,684	2,908	2,927
Additional paid-in capital	5,581,525	5,685,874
Accumulated other comprehensive income (loss)	(178,978)	(124,224)
Accumulated deficit	(2,960,082)	(2,628,336)
Total CCIC stockholders' equity	2,445,373	2,936,241
Noncontrolling interest	(379)	(156)
Total equity	2,444,994	2,936,085
Total liabilities and equity	$10,469,529	$10,956,606

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net revenues:
Site rental	$1,700,761	$1,543,192	$1,402,559
Network services and other	177,897	142,215	123,945
	1,878,658	1,685,407	1,526,504
Operating expenses:
Costs of operations(a):
Site rental	467,136	456,560	456,123
Network services and other	114,241	92,808	82,452
General and administrative	165,356	153,072	149,586
Asset write-down charges	13,687	19,237	16,888
Acquisition and integration costs	2,102	—	2,504
Depreciation, amortization and accretion	540,771	529,739	526,442
Total operating expenses	1,303,293	1,251,416	1,233,995
Operating income (loss)	575,365	433,991	292,509
Interest expense and amortization of deferred financing costs	(490,269)	(445,882)	(354,114)
Impairment of available-for-sale securities	—	—	(55,869)
Gains (losses) on purchases and redemptions of debt	(138,367)	(91,079)	42
Net gain (loss) on interest rate swaps	(286,435)	(92,966)	(37,888)
Interest and other income (expense)	1,601	5,413	2,101
Income (loss) before income taxes	(338,105)	(190,523)	(153,219)
Benefit (provision) for income taxes	26,846	76,400	104,361
Net income (loss)	(311,259)	(114,123)	(48,858)
Less: Net income (loss) attributable to the noncontrolling interest	(319)	209	—
Net income (loss) attributable to CCIC stockholders	(310,940)	(114,332)	(48,858)
Dividends on preferred stock	(20,806)	(20,806)	(20,806)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$(331,746)	$(135,138)	$(69,664)
Net income (loss)	$(311,259)	$(114,123)	$(48,858)
Other comprehensive income (loss):
Available-for-sale securities, net of taxes of $0, $0, and $0:
Unrealized gains (losses), net of taxes	738	6,799	(55,869)
Amounts reclassified into results of operations, net of taxes	—	—	55,869
Derivative instruments, net of taxes of $(14,997), $60,324 and $48,879:
Net change in fair value of cash flow hedging instruments, net of taxes	(140,194)	80,789	(392,993)
Amounts reclassified into results of operations, net of taxes	56,890	154,891	6,949
Foreign currency translation adjustments	27,908	41,399	(48,451)
Comprehensive income (loss)	(365,917)	169,755	(483,353)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(223)	(18)	—
Comprehensive income (loss) attributable to CCIC stockholders	$(365,694)	$169,773	$(483,353)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	$(1.16)	$(0.47)	$(0.25)
Weighted-average common shares outstanding – basic and diluted (in thousands)	286,764	286,622	282,007
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(311,259)	$(114,123)	$(48,858)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	540,771	529,739	526,442
Gains (losses) on purchases and redemptions of long-term debt	138,367	91,079	(42)
Amortization of deferred financing costs and other non-cash interest	85,454	61,357	24,830
Stock-based compensation expense	36,540	29,225	25,896
Asset write-down charges	13,687	19,237	16,888
Deferred income tax benefit (provision)	(26,196)	(74,410)	(113,557)
Income (expense) from forward-starting interest rate swaps	286,435	90,302	34,111
Impairment of available-for-sale securities	—	—	55,869
Other adjustments	857	821	(1,745)
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(4,285)	52,705	(1,031)
Increase (decrease) in accounts payable	1,702	(1,703)	(2,564)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	39,012	9,317	80,701
Decrease (increase) in receivables	(11,653)	(4,830)	(5,010)
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(186,002)	(117,460)	(78,929)
Net cash provided by (used for) operating activities	603,430	571,256	513,001
Cash flows from investing activities:
Proceeds from disposition of property and equipment	3,092	3,988	1,855
Payment for acquisitions of businesses, net of cash acquired	(139,158)	(2,598)	(27,736)
Capital expenditures	(228,058)	(173,535)	(450,732)
Payments for investments and other	(26,825)	—	—
Net cash provided by (used for) investing activities	(390,949)	(172,145)	(476,613)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,450,000	2,726,348	—
Proceeds from issuance of capital stock	18,731	45,049	8,444
Principal payments on debt and other long-term obligations	(26,398)	(6,500)	(6,500)
Purchases and redemptions of long-term debt	(3,541,312)	(2,191,719)	(282)
Purchases of capital stock	(159,639)	(3,003)	(44,685)
Borrowings under revolving credit agreements	157,000	50,000	94,400
Payments under revolving credit agreements	—	(219,400)	—
Payments for financing costs	(59,259)	(67,760)	(1,527)
Payments for forward-starting interest rate swap settlements	(697,821)	(36,670)	—
Net (increase) decrease in restricted cash	11,953	(62,071)	17,745
Dividends on preferred stock	(19,879)	(19,878)	(19,878)
Net cash provided by (used for) financing activities	(866,624)	214,396	47,717
Effect of exchange rate changes on cash	528	(2,580)	(4,131)
Net increase (decrease) in cash and cash equivalents	(653,615)	610,927	79,974
Cash and cash equivalents at beginning of year	766,146	155,219	75,245
Cash and cash equivalents at end of year	$112,531	$766,146	$155,219
See accompanying notes to consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts)

	CCIC Stockholders' Equity
	Common Stock			Accumulated Other Comprehensive Income (loss) ("AOCI")
	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2008	282,507,106	$2,825	$5,561,454	$75,272	$(49,106)	$—	$(2,423,534)	$—	$3,166,911
Issuances of capital stock, net of forfeitures	7,168,244	72	71,830	—	—	—	—	—	71,902
Purchases and retirement of capital stock	(1,210,919)	(12)	(44,673)	—	—	—	—	—	(44,685)
Stock-based compensation expense	—	—	25,896	—	—	—	—	—	25,896
Foreign currency translation adjustments	—	—	—	(48,451)	—	—	—	—	(48,451)
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	(55,869)	—	—	(55,869)
Amounts reclassified into results of operations, net of tax	—	—	—	—	—	55,869	—	—	55,869
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(392,993)	—	—	—	(392,993)
Amounts reclassified into results of operations, net of tax	—	—	—	—	6,949	—	—	—	6,949
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—	(48,858)	—	(48,858)
Balance, December 31, 2008	288,464,431	$2,885	$5,614,507	$26,821	$(435,150)	$—	$(2,493,198)	$—	$2,715,865

	CCIC Stockholders’ Equity
	Common Stock			Accumulated Other Comprehensive Income (loss)
	Shares	($.01 Par)	Additional Paid-In Capital	Foreign Currency Translation Adjustments	Derivative Instruments	Unrealized Gains (Losses) on Available-for- sale Securities	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2008	288,464,431	$2,885	$5,614,507	$26,821	$(435,150)	$—	$(2,493,198)	$—	$2,715,865
Issuances of capital stock, net of forfeitures	4,381,128	43	45,006	—	—	—	—	—	45,049
Purchases and retirement of capital stock	(115,875)	(1)	(2,864)	—	—	—	—	(138)	(3,003)
Stock-based compensation expense	—	—	29,225	—	—	—	—	—	29,225
Foreign currency translation adjustments	—	—	—	41,626	—	—	—	(227)	41,399
Available-for-sale securities:								—
Unrealized gain (loss), net of tax	—	—	—	—	—	6,799	—	—	6,799
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	80,789	—	—	—	80,789
Amounts reclassified into results of operations, net of tax	—	—	—	—	154,891	—	—	—	154,891
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—	—	—	—	(114,332)	209	(114,123)
Balance, December 31, 2009	292,729,684	$2,927	$5,685,874	$68,447	$(199,470)	$6,799	$(2,628,336)	$(156)	$2,936,085
Issuances of capital stock, net of forfeitures	2,230,458	22	18,709	—	—	—	—	—	18,731
Purchases and retirement of capital stock	(4,133,858)	(41)	(159,598)	—	—	—	—	—	(159,639)
Stock-based compensation expense	—	—	36,540	—	—	—	—	—	36,540
Foreign currency translation adjustments	—	—	—	27,812	—	—	—	96	27,908
Available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	—	—	—	738	—	—	738
Derivative instruments:
Net change in fair value of cash flow hedging instruments, net of tax	—	—	—	—	(140,194)	—	—	—	(140,194)
Amounts reclassified into results of operations, net of tax	—	—	—	—	56,890	—	—	—	56,890
Dividends on preferred stock	—	—	—	—	—	—	(20,806)	—	(20,806)
Net income (loss)	—	—	—		—	—	(310,940)	(319)	(311,259)
Balance, December 31, 2010	290,826,284	$2,908	$5,581,525	$96,259	$(282,774)	$7,537	$(2,960,082)	$(379)	$2,444,994
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands, except per share amounts)

1. Basis of Presentation
The consolidated financial statements include the accounts of Crown Castle International Corp. ("CCIC") and its majority and wholly-owned subsidiaries, collectively referred to herein as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's financial statements to be consistent with the presentation in the current year.
The Company owns, operates and leases towers and other wireless infrastructure, including distributed antenna system ("DAS") networks in the U.S. and rooftop installations (unless the context otherwise suggests or requires, references herein to "towers" include such other wireless infrastructure). The Company's primary business is the renting of antenna space to wireless communications companies via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts"). To a lesser extent, the Company performs network services relating to its towers, primarily consisting of antenna installations and subsequent augmentations (collectively, "installation services"), as well as the following additional services: site acquisition, architectural and engineering, zoning and permitting, other construction and other services related network development. The Company conducts its operations through tower portfolios in the United States, including Puerto Rico ("U.S." or "CCUSA") and Australia (referred to as "CCAL").
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash represents the cash held in reserve by the indenture trustees pursuant to the indenture governing certain of the Company's debt instruments as well as any other cash whose use is limited by contractual provisions. The restriction of all rental cash receipts is a critical feature of these debt instruments, due to the applicable indenture trustee's ability to utilize the restricted cash for the payment of (1) debt service costs, (2) ground rents, (3) real estate and personal property taxes, (4) insurance premiums related to towers, (5) other assessments by governmental authorities and potential environmental remediation costs, and (6) a portion of advance rents from customers. The restricted cash in excess of required reserve balances is subsequently released to the Company in accordance with the terms of the indentures. The increases and decreases in restricted cash have aspects of cash flows from financing as well as cash flows from operating activities and, as such, could be classified as either on the consolidated statement of cash flows. The Company has classified the increases and decreases in restricted cash as cash flows from financing activities based on consideration of the terms of the related indebtedness. The Company has classified the change in the other remaining restricted cash, which was an outflow of $18.9 million, $3.6 million, and $-0- for the years ending December 31, 2010, 2009 and 2008, respectively, as cash flows from operating activities on the consolidated statement of cash flows.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable in order to present a net balance that the Company believes will be collected. An allowance for uncollectible amounts is recorded to offset the deferred site rental receivables that arise from site rental revenues recognized in excess of amounts currently due under the contract. The Company uses judgment in estimating these allowances and considers historical collections, current credit status and contractual provisions. Additions to the allowance for doubtful accounts are charged either to "site rental costs of operations" or to "network services and other costs of operations," as appropriate; and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible. Additions or reversals to the allowance for uncollectible deferred site rental receivables are charged to site rental revenues, and deductions from the allowance are recorded as contracts terminate. The allowance for uncollectible deferred site rental receivables was $5.1 million and $3.6 million as of December 31, 2010 and 2009, respectively.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of towers is computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals and improvements are capitalized, while maintenance and repairs are expensed. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated.
Asset Retirement Obligations
The Company records obligations associated with retirement of long-lived assets and the associated asset retirement costs. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. Changes subsequent to initial measurement resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as an increase or decrease in the carrying amount of the liability and related carrying amount of the capitalized asset. Asset retirement obligations are included in "deferred ground lease payable, interest rate swaps and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion expense" on the Company's consolidated statement of operations and comprehensive income (loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. Goodwill is then tested using a two-step process that begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its annual goodwill impairment test as of October 1, 2010 and determined goodwill was not impaired at any reporting units.
Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships, (2) below-market leases for land under the acquired towers, (3) term easement rights for land under the acquired towers, and (4) trademarks. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts. Deferred credits related to above-market leases for land under the Company's towers recorded in conjunction with acquisitions are recorded at their estimated fair value and are included in "deferred ground lease payable, interest rate swaps and other liabilities" on the Company's consolidated balance sheet.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the tower.

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
Deferred Financing Costs
Costs incurred to obtain financing are deferred and amortized over the term of the related borrowing using the effective yield method. Deferred financing costs are included in "deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets" on the Company's consolidated balance sheet.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect and estimates of possible additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's asset related to straight-line site rental revenues is included in "deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets," and amounts received in advance are recorded as "deferred revenues."
Network services revenues are recognized after completion of the applicable service. Nearly all of the antenna installation services are billed on a cost-plus profit basis.
Sales taxes and value-added taxes collected from customers and remitted to governmental authorities are presented on a net basis.
Costs of Operations
Approximately two-thirds of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes property taxes, repairs and maintenance expenses, employee compensation and related benefit costs, and utilities. Network services and other costs of operations predominately consist of third party service providers such as contractors and professional service firms.
Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the tower asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's liability related to straight-line ground lease expense is included in "deferred ground lease payable, interest rate swaps and other liabilities" on the Company's consolidated balance sheet.
Acquisition and Integration Costs
Prior to the adoption of certain amendments to accounting guidance on January 1, 2009, out-of-pocket or incremental costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

that were directly related to a business combination were included in the cost of the acquired enterprise. These included finder's fees or other fees paid to outside consultants for accounting, legal, engineering reviews or appraisals. Certain incremental costs directly related to the integration of the acquired enterprise's operations and tower portfolio were and continue to be expensed as incurred and are classified as "acquisition and integration costs" in the Company's consolidated statement of operations and comprehensive income (loss).
Prospectively from January 1, 2009, all direct or incremental costs related to a business combination are expensed as incurred. These business combination costs are included in "acquisition and integration costs" on the Company's consolidated statement of operations and comprehensive income (loss).
Stock-Based Compensation
Restricted Stock Awards. The Company records stock-based compensation expense only for those nonvested stock awards ("restricted stock awards") for which the requisite service is expected to be rendered. The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the awards vest. A discussion of the Company's valuation techniques and related assumptions and estimates used to measure the Company's stock-based compensation is as follows.
Valuation. The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted price of the Company's stock at the date of grant. The Company estimates the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation. The Company's determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables. The determination of fair value using a Monte Carlo simulation requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
Amortization Method. The Company amortizes the fair value of all restricted stock awards on a straight-line basis for each separately vesting tranche of the award (graded vesting schedule) over the requisite service periods. In the case of accelerated vesting based on the market performance of the Company's common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.
Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock and implied volatility on publicly traded options on the Company's common stock.
Risk-Free Rate. The Company bases the risk-free rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.
Forfeitures. The Company uses historical data and management's judgment about the future employee turnover rates to estimate the number of shares for which the requisite service period will not be rendered.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Years Ended December 31,
	2010	2009	2008
Interest expense on debt obligations	$404,815	$384,525	$329,284
Amortization of deferred financing costs	15,397	26,953	15,264
Amortization of discounts on long-term debt	14,481	12,219	—
Amortization of interest rate swaps	54,169	18,818	3,020
Other	1,407	3,367	6,546
Total	$490,269	$445,882	$354,114
The Company amortizes discounts on long-term debt over the term of the related borrowing using the effective interest yield method. Discounts are presented as a reduction to the related debt obligation on the Company's consolidated balance sheet.
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
The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities and other known events that are expected to affect future taxable income, records a valuation allowance upon assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The company recognizes a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. As of December 31, 2010 and 2009, the accrued interest and penalties related to income taxes were deminimus. See note 9.
Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding in the period. Diluted income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and warrants as determined under the treasury stock method and (2) upon conversion of the Company's convertible notes and preferred stock, as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation of earnings pursuant to the two-class. However, the Company does not present the two-class method when there is no difference in the per share amount from the if-converted method.
A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2010	2009	2008
Net income (loss) attributable to CCIC stockholders	$(310,940)	$(114,332)	$(48,858)
Dividends on preferred stock	(20,806)	(20,806)	(20,806)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$(331,746)	$(135,138)	$(69,664)
Weighted-average number of common shares outstanding during the period for basic and diluted computations (in thousands)	286,764	286,622	282,007
Basic and diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share	$(1.16)	$(0.47)	$(0.25)
For all periods presented, CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the impact is anti-dilutive. 8.6 million shares related to the 6.25% convertible preferred stock are excluded from dilutive common shares in each year as well because the impact is anti-dilutive. See notes 6, 10 and 12.
Foreign Currency Translation
The Company's international operations use the local currency as their functional currency. The Company translates the results of these international operations using the applicable average exchange rate for the period, and translates the assets and liabilities using the applicable exchange rate at the end of the period. The cumulative effect of changes in the exchange rate is recorded as "foreign currency translation adjustments" in other comprehensive income (loss). See note 16.
Fair Values
The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

quality and reliability of the information used to determine fair value. The three levels of the fair value hierarchy are (1) Level 1 — quoted prices (unadjusted) in active and accessible markets, (2) Level 2 — observable prices that are based on inputs not quoted in active markets but corroborated by market data, and (3) Level 3 — unobservable inputs and are not corroborated by market data. The Company evaluates level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.
The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company's and the contract counterparty's credit risk. The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities utilizing various sources including quoted prices and indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices. There were no changes since December 31, 2009 in the Company's valuation techniques used to measure fair values.
See note 8 for a further discussion of fair values.
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
Derivatives are recognized on the consolidated balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded as a separate component of stockholders' equity, captioned "accumulated other comprehensive income (loss)," and recognized as increases or decreases to "interest expense and amortization of deferred financing costs" when the hedged item affects earnings. Any hedge ineffectiveness is included in "net gain (loss) on interest rate swaps" on the consolidated statement of operations and comprehensive income (loss). If a hedge ceases to qualify for hedge accounting, any change in the fair value of the derivative since the date it ceased to qualify is recorded to "net gain (loss) on interest rate swaps." However, any amounts previously recorded to "accumulated other comprehensive income (loss)" would remain there until the original forecasted transaction affects earnings. In a situation where it becomes probable that the hedged forecasted transaction will not occur, any gains or losses that have been recorded to "accumulated other comprehensive income (loss)" are immediately reclassified to earnings. Derivatives that do not meet the requirements for hedge accounting are marked to market through "net gain (loss) on interest rate swaps" on the consolidated statement of operations and comprehensive income (loss). Forward-starting interest rate swaps with an other-than-insignificant financing element at inception are classified as cash flows from financing activities, while other interest rate swaps are classified as cash flows from operating activities.
To qualify for hedge accounting, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument, how effectiveness is being assessed and how ineffectiveness will be measured. The derivative must be highly effective in offsetting changes in cash flows for the risk being hedged. In the context of hedging relationships, effectiveness refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. The Company assesses the effectiveness of hedging relationships using regression analysis both at the inception of the hedge and on an on-going basis. In measuring ineffectiveness, the Company uses the hypothetical derivative method which compares the change in fair value of the actual swap with the change in fair value of a hypothetical swap that would have terms that would identically match the critical terms of the hedged floating rate liability.
Recent Accounting Pronouncements
In October 2009, FASB issued guidance that addressed how to recognize revenue for transactions with multiple deliverables. This guidance revises the criteria for separating, measuring and allocating arrangement consideration to each consideration deliverable, which must be estimated if there is not a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The provisions of this new guidance are effective for the Company as of January 1, 2011 and will be applied prospectively. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements and will not result in a change to the pattern and timing of its revenue recognition.

3. Acquisition
In September 2010, the Company acquired NewPath Networks, Inc. ("NewPath") for cash consideration of $128 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

through a merger with and into a subsidiary of the Company. NewPath's assets included 35 distributed antenna system ("DAS") networks in operation or under construction. The final purchase price was predominately allocated to (1) property and equipment, (2) intangible assets consisting of site rental contracts and customer relationships, (3) goodwill, (4) deferred tax liabilities, and (5) other working capital, all of which are based on estimated fair values at the date of acquisition. The Company paid a purchase price that resulted in goodwill due to (1) the expected growth in the DAS business and (2) opportunities to construct and lease future DAS networks.

4. Property and Equipment
The major classes of property and equipment are as follows:

	Estimated	December 31,
	Useful Lives	2010	2009
Land	—	$753,988	$639,069
Buildings	40 years	37,165	36,157
Telecommunication towers	1-20 years	7,242,887	7,031,735
Transportation and other equipment	3-10 years	37,743	25,006
Office furniture and equipment	2-7 years	126,334	118,110
Construction in process	—	147,009	86,478
Total gross property and equipment		8,345,126	7,936,555
Less: accumulated depreciation		(3,451,475)	(3,040,572)
Total property and equipment, net		$4,893,651	$4,895,983

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $379.3 million, $379.6 million and $380.5 million, respectively. See note 2.

5. Intangible Assets and Deferred Credits
Virtually all of the intangible assets are recorded at CCUSA. The accumulated amortization on these intangible assets as of December 31, 2010 and 2009 is $636.4 million and $476.9 million, respectively, of which $602.4 million and $456.7 million, respectively, relate to site rental contracts and customer relationships. For the years ended December 31, 2010 and 2009, the Company recorded $39.1 million and $0.6 million, respectively, of site rental contracts and customer relationships.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations and comprehensive income (loss):

	For Years Ended December 31,
Classification	2010	2009	2008
Depreciation, amortization and accretion	$156,150	$145,192	$143,409
Site rental costs of operations	3,764	4,051	4,452
Total amortization expense	$159,914	$149,243	$147,861
The estimated annual amortization expense related to intangible assets (inclusive of those recorded to "site rental costs of operations") for the years ended December 31, 2011 to 2015 is as follows:

	Years Ending December 31,
	2011	2012	2013	2014	2015
Estimated annual amortization	$161,803	$158,371	$150,147	$144,619	$139,001
See note 2 for a further discussion of deferred credits related to above-market leases for land under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2010 and 2009, the Company recorded $4.4 million and $4.5 million as a decrease to "site rental costs of operations." As of December 31, 2010 and 2009, the net book value of the above-market leases was $52.7 million and $58.9 million, respectively, and the accumulated amortization was $17.7 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

$13.9 million, respectively.

6. Debt and Other Obligations
The following is a summary of the Company's indebtedness.

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31, 2010		Outstanding Balance as of December 31, 2009		Stated Interest Rate as of December 31, 2010(a)
Bank debt – variable rate:
Revolver	Jan. 2007	Sept. 2013		$157,000	(b)	$—		2.4%	(c)
2007 Term Loans	Jan./March 2007	March 2014		625,625		632,125		1.8%	(c)
Total bank debt				782,625		632,125
Securitized debt – fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		—		5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		—		4.5%	(d)
2006 Tower Revenue Notes	Nov. 2006	Nov. 2036		—		1,550,000		N/A
2005 Tower Revenue Notes	June 2005	June 2035		—		1,638,616		N/A
2009 Securitized Notes	July 2009	2019/2029	(e)	233,085		250,000		7.0%
Total securitized debt				3,683,085		3,438,616
High yield bonds – fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		804,971		823,809		9.0%	(f)
7.75% Secured Notes	April 2009	May 2017		975,913		1,167,225		7.8%	(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,712		497,533		7.1%	(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51		7.5%
Total high yield bonds				2,278,647		2,488,618
Other:
Capital leases and other obligations	Various	Various	(i)	34,537		19,791		Various	(i)
Total debt and other obligations				6,778,894		6,579,150
Less: current maturities and short-term debt and other current obligations				28,687		217,196	(j)
Non-current portion of long-term debt and other long-term obligations				$6,750,207		$6,361,954
____________________

(a)	Represents the weighted-average stated interest rate.

(b)	The availability is $243.0 million.

(c)
The Revolver bears interest at a rate per annum, at the election of Crown Castle Operating Company ("CCOC"), equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5%, plus a credit spread ranging from 1.0% to 1.4% or (ii) LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company’s consolidated leverage ratio. The 2007 term loans ("2007 Term Loans") bear interest at a rate per annum, at CCOC's election, equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5%, or (ii) LIBOR plus 1.5%.

(d)
If the respective series of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes (collectively, "2010 Tower Revenue Notes") are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the applicable series and class of the 2010 Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the respective 2010 Tower Revenue Notes. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively.

(e)
The 2009 Securitized Notes consist of $163.1 million of principal as of December 31, 2010 that amortizes through 2019, and $70.0 million of principal as of December 31, 2010 that amortizes during the period beginning in 2019 and ending in 2029.

(f)	The effective yield is approximately 11.3%, inclusive of the discount.

(g)	The effective yield is approximately 8.2%, inclusive of the discount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

(h)	The effective yield is approximately 7.2%, inclusive of the discount.

(i)	The Company's capital leases and other obligations bear interest rates ranging up to 9% and mature in periods ranging from less than one year to approximately 20 years.

(j)	The decrease in the current maturities reflects the refinancing of the 2005 Tower Revenue Notes.
The Company's debt obligations contain certain financial covenants with which CCIC or its subsidiaries must comply. Failure to comply with such covenants may result in imposition of restrictions. As of and for the year ended December 31, 2010, CCIC and its subsidiaries had no financial covenant violations. Various of the Company's debt obligations also place other restrictions on CCIC or its subsidiaries including the ability to incur debt and liens, purchase Company securities, make capital expenditures, dispose of assets, undertake transactions with affiliates, make other investments and pay dividends.
Bank Debt
In January 2007, CCOC entered into a credit agreement (as amended, supplemented or otherwise modified, "2007 Credit Agreement") with a syndicate of lenders pursuant to which such lenders agreed to provide CCOC with a senior secured revolving credit facility. In December 2009, the Revolver was amended effective January 2010 to extend the maturity to September 2013 and increase the total revolving commitment to $400.0 million, which may be increased by another $50.0 million subject to certain requirements. In January 2007, CCOC entered into a term loan joinder pursuant to which the lenders agreed to provide CCOC with a $600.0 million senior secured term loan under the 2007 Credit Agreement. In March 2007, CCOC also entered into a second term loan joinder pursuant to which the lenders agreed to provide CCOC with an additional $50.0 million senior secured term loan under the 2007 Credit Agreement. The 2007 Term Loans will mature in consecutive quarterly installments of an aggregate $1.6 million and the entire remaining outstanding amount will mature in March 2014.
The Revolver and 2007 Term Loans are secured by a pledge of certain equity interests of certain subsidiaries of CCIC, as well as a security interest in CCOC's deposit accounts ($79.4 million as of December 31, 2010) and securities accounts. The Revolver and 2007 Term Loans are guaranteed by CCIC and certain of its subsidiaries.
The proceeds of the Revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of the Company's securities. The borrowings on the Revolver in December 2010 were used to settle a portion of the previously outstanding forward-starting interest rate swaps (see note 7). The proceeds from the term loans were used to purchase shares of the Company's common stock (see note 11). Availability under the Revolver at any time is determined by certain financial ratios. The Company pays a commitment fee of 0.4% per annum on the undrawn available amount under the Revolver.
Securitized Debt
The 2010 Tower Revenue Notes and the 2009 Securitized Notes (collectively, "Securitized Debt") are obligations of special purposes entities and their direct and indirect subsidiaries (each an "issuer"), all of which are wholly-owned indirect subsidiaries of the Company. The 2010 Tower Revenue Notes and 2009 Securitized Notes are governed by separate indentures. The 2010 Tower Revenue Notes are governed by one indenture and consist of multiple series of notes, each with its own anticipated repayment date. The net proceeds of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes were primarily used to repay the portion of the 2005 Tower Revenue Notes not previously purchased and 2006 Tower Revenue Notes not previously purchased, respectively. The net proceeds of the 2009 Securitized Notes were used to repay the portion of the Commercial Mortgage Pass-through Certificates, Series 2004-2 ("2004 Mortgage Loan") not previously purchased. Interest is paid monthly on the Securitized Debt.
The Securitized Debt is paid solely from the cash flows generated by the operation of the towers held directly and indirectly by the issuers of the respective Securitized Debt. The Securitized Debt is secured by, among other things, (1) a security interest in substantially all of the applicable issuers' personal property, (2) a pledge of the equity interests in each applicable issuer, and (3) a security interest in the applicable issuers' contracts with customers to lease space on their towers (space licenses). The governing instruments of two indirect subsidiaries ("Crown Atlantic" and "Crown GT") of the issuers of the 2010 Tower Revenue Notes generally prevent them from issuing debt and granting liens on their assets without the approval of a subsidiary of Verizon Communications. Consequently, while distributions paid by Crown Atlantic and Crown GT will service the 2010 Tower Revenue Notes, the 2010 Tower Revenue Notes are not obligations of, nor are the 2010 Tower Revenue Notes secured by the cash flows or any other assets of, Crown Atlantic and Crown GT. As of December 31, 2010, the Securitized Debt was collateralized with property and equipment with a net book value of an aggregate approximately $2.0 billion, exclusive of Crown Atlantic and Crown GT property and equipment.
The excess cash flows from the issuers of the Securitized Debt, after the payment of principal, interest, reserves, expenses, and management fees are distributed to the Company in accordance with the terms of the indentures. If the Debt Service Coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Ratio ("DSCR") (as defined in the applicable governing loan agreement) as of the end of any calendar quarter falls to a certain level, then all excess cash flow of the issuers of the applicable debt instrument will be deposited into a reserve account instead of being released to the Company. The funds in the reserve account will not be released to the Company until the DSCR exceeds a certain level for two consecutive calendar quarters. If the DSCR falls below a certain level as of the end of any calendar quarter, then all cash on deposit in the reserve account along with future excess cash flows of the issuers will be applied to prepay the debt with applicable prepayment consideration.
The Company may repay the 2010 Tower Revenue Notes and the 2009 Securitized Notes in whole or in part at any time after the second anniversary of the closing date, provided such prepayment is accompanied by any applicable prepayment consideration. The Securitized Debt has covenants and restrictions customary for rated securitizations, including provisions prohibiting the issuers from incurring additional indebtedness or further encumbering their assets. The 2010 Tower Revenue Notes contain the same financial covenants as the previously outstanding 2005 and 2006 Tower Revenue Notes.
High Yield Bonds—Senior Notes
The 9% Senior Notes and 7.125% Senior Notes (collectively, "Senior Notes") are public offerings and are general obligations of CCIC, which rank equally with all existing and future senior debt of CCIC. The Senior Notes are effectively subordinated to all liabilities (including trade payables) of each subsidiary of the Company and rank pari passu with the other respective high yield bonds of the Company. As discussed below, the Company has used the net proceeds from the 9% Senior Notes to (1) purchase portions of its previously existing 2004 Mortgage Loan, (2) repay and purchase portions of its previously existing Commercial Mortgage Pass-through Certificates, Series 2006-1 ("2006 Mortgage Loan"), and (3) repay outstanding amounts under the Revolver. The Company used the net proceeds from the 7.125% Senior Notes to purchase certain indebtedness of its subsidiaries.
The Senior Notes contain restrictive covenants with which the Company and its restricted subsidiaries must comply, subject to a number of exceptions and qualifications, including restrictions on its ability to incur incremental debt, issue preferred stock, guarantee debt, pay dividends, repurchase its capital stock, use assets as security in other transactions, sell assets or merge with or into other companies, and make certain investments. Certain of these covenants are not applicable if there is no event of default and if the ratio of the Company's Consolidated Debt (as defined in the 9% Senior Notes and 7.125% Senior Notes indenture) to its Adjusted Consolidated Cash Flows (as defined in the 9% Senior Notes and 7.125% Senior Notes indenture) is less than or equal to 7.0 to 1.0. The Senior Notes do not contain any financial maintenance covenants.
Prior to January 2013 and November 2014, the Company may redeem the 9% Senior Notes and 7.125% Senior Notes, respectively, at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any. After January 2013 and November 2014, respectively, the 9% Senior Notes and 7.125% Senior Notes may be redeemed at the redemption prices set forth in the respective indenture.
High Yield Bonds—Secured Notes
The 7.75% Secured Notes were issued and guaranteed by certain subsidiaries of the Company that are special purpose entities and that were obligors under the 2006 Mortgage Loan. These 7.75% Secured Notes are secured on a first priority basis by a pledge of the equity interests of such subsidiaries and by certain other assets of such subsidiaries. The 7.75% Secured Notes are obligations of the subsidiaries that were obligated under the 2006 Mortgage Loan, which was repaid in part through the proceeds from the 7.75% Secured Notes. The 7.75% Secured Notes are not guaranteed by and are not obligations of CCIC or any of its subsidiaries other than the issuers and guarantors of the 7.75% Notes. The 7.75% Secured Notes will be paid solely from the cash flows generated from operations of the towers held directly and indirectly by the issuers and the guarantors of such notes. As of December 31, 2010, the 7.75% Secured Notes were collateralized with property and equipment with a net book value of an aggregate approximately $1.2 billion. The Company used the net proceeds of the issuance of the 7.75% Secured Notes, along with other cash, to repay the 2006 Mortgage Loan.
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
Prior to May 2013 the Company may redeem the 7.75% Secured Notes at a price equal to 100% of the principal amount, plus a make whole premium, and accrued and unpaid interest, if any. After May 2013, the debt may be redeemed at the redemption prices set forth in the indenture.
Previously Outstanding Indebtedness

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

2005 Tower Revenue Notes and 2006 Tower Revenue Notes. In 2010, the Company purchased and repaid the outstanding portions of the 2005 Tower Revenue Notes and the 2006 Tower Revenue Notes. The 2005 Tower Revenue Notes were repaid in part through the proceeds of the January 2010 Tower Revenue Notes. The 2006 Tower Revenue Notes were repaid in part through the proceeds of the August 2010 Tower Revenue Notes. See below for the net losses on these retirements.
2004 Mortgage Loan and 2006 Mortgage Loan. The 2004 Mortgage Loan and 2006 Mortgage Loan (collectively, "Mortgage Loans") remained outstanding as obligations of the subsidiaries of Global Signal upon the Global Signal Merger. In 2009, the Company purchased and repaid the outstanding portions of the Mortgage Loans. The 2004 Mortgage Loan was repaid in part through proceeds of the 2009 Securitized Notes. The 2006 Mortgage Loan was repaid in part through the proceeds of the 7.75% Secured Notes. A portion of the net proceeds of the 9% Senior Notes was also used to retire part of the Mortgage Loans. See below for the net losses on these retirements.
4% Convertible Senior Notes. In 2003, the Company issued $230.0 million aggregate principal amount of its 4% Convertible Senior Notes. During the year ended December 31, 2008, holders converted $63.8 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. The 4% Convertible Senior Notes were convertible, at the option of the holder, in whole or in part at any time, into shares of common stock at a conversion price of $10.83 per share of common stock. As of December 31, 2009 and 2010, there were no 4% Convertible Senior Notes outstanding.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at December 31, 2010, exclusive of the 6.25% Convertible Preferred Stock. These maturities reflect contractual maturity dates and do not consider the principal payments that will commence following the anticipated repayment dates on the Tower Revenue Notes. If the Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then the Excess Cash Flow (as defined in the indenture) of the issuers of such notes will be used to repay principal of the applicable series and class of the Tower Revenue Notes, and additional interest (of an additional approximately 5% per annum) will accrue on the Tower Revenue Notes.

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter
Scheduled contractual maturities	$28,687	$29,637	$185,670	$628,413	$889,606	$5,105,577
Debt Purchases and Repayments
The following is a summary of the partial purchases and repayments of debt during the years ended December 31, 2010 and December 31, 2009.

	Year Ending December 31, 2010
	Principal Amount	Cash Paid(a)	Gains (losses)
2005 Tower Revenue Notes	$1,638,616	$1,651,255	$(15,718)
2006 Tower Revenue Notes	1,550,000	1,629,920	(87,755)
2009 Securitized Notes(b)	5,000	5,250	(393)
9% Senior Notes	33,115	36,116	(6,425)
7.75% Secured Notes(b)	199,593	218,771	(28,076)
Total	$3,426,324	$3,541,312	$(138,367)	(c)
____________________

(a)	Exclusive of accrued interest.

(b)
These debt purchases were made by CCIC, rather than by the subsidiaries issuing the debt, because of restrictions upon the subsidiaries issuing the debt; as a result, the debt remains outstanding at the Company's subsidiaries.

(c)	Inclusive of $23.4 million related to the write-off of deferred financing costs and discounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ending December 31, 2009
	Principal Amount		Cash Paid(a)	Gains (losses)
2004 Mortgage Loan(b)	$293,505		$293,716	$(2,128)
2006 Mortgage Loan(b)	1,550,000		1,634,184	(85,659)
2005 Tower Revenue Notes	261,384		263,819	(3,292)
Revolver	219,400		219,400	¯
Total	$2,324,289	—	$2,411,119	$(91,079)	(c)
____________________

(a)	Exclusive of accrued interest.

(b)	Includes purchases and repayments.

(c)	Inclusive of $4.2 million related to the write-off of deferred financing costs and other non-cash adjustments.

7. Interest Rate Swaps
The Company enters into interest rate swaps only to manage and reduce its interest rate risk, including the use of (1) forward-starting interest rate swaps to hedge its exposure to variability in future cash flows attributable to changes in LIBOR on anticipated financings, including refinancings and potential future borrowings and (2) interest rate swaps to hedge the interest rate variability on a portion of the Company's floating rate debt. The Company does not enter into interest rate swaps for speculative or trading purposes.
During the years ended December 31, 2006 and 2007, the Company entered into an aggregate $5.3 billion notional value of forward-starting interest rate swaps hedging certain anticipated refinancings, all of which were settled during the years ended December 31, 2010 and 2009. The forward-starting interest rate swaps fixed LIBOR for five years relating to the anticipated refinancings at a weighted-average rate of 5.2%, while the actual five-year LIBOR swap rate upon issuance of the anticipated refinancings was a weighted-average of 2.4%. In certain circumstances, these forward-starting interest rate swaps were outstanding following the refinancing of the respective debt which they hedged. Refinancings that qualified as the respective hedged forecasted transaction resulted in $3.9 million of ineffectiveness for the year ended December 31, 2009, and the interest rate swaps were no longer economic hedges of the Company's exposure to LIBOR on the anticipated refinancing of its existing debt. As a result, changes in the fair value of such non-economic swaps were prospectively recorded in earnings until settlement in "net gain (loss) on interest rate swaps" on the consolidated statement of operations and comprehensive income (loss). For refinancings that did not qualify as the respective hedged forecasted transaction, the Company discontinued hedge accounting and reclassified the entire loss from accumulated other comprehensive income (loss) to earnings. During 2010, the Company paid $697.8 million to settle its previously outstanding forward-starting interest rate swaps. As of December 31, 2010, all of the forward-starting interest rate swaps have been settled.
As of December 31, 2010, the Company has variable to fixed interest rate swaps that effectively fix the interest rate on $600.0 million of the 2007 Term Loan at a combined rate of approximately 1.3% (plus the applicable credit spread) through December 2011. The following tables show the effect of interest rate swaps on the consolidated balance sheet and consolidated statement of operations and comprehensive income (loss). The estimated net amount, pre-tax, loss that is expected to be reclassified into earnings from accumulated other comprehensive income (loss) is approximately $71 million for the year ended December 31, 2011. See also note 8.

		Fair Value of Interest Rate Swaps Liability Derivatives
Interest Rate Swaps	Classification	December 31, 2010	December 31, 2009
Designated as hedging instruments:
Current	Interest rate swaps, current	$5,198	$136,961
Non-current	Interest rate swaps, non-current	—	41,702
Not designated as hedging instruments:
Current	Interest rate swaps, current	$—	$23,160
Non-current	Interest rate swaps, non-current	—	98,779
Total		$5,198	$300,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Rate Swaps Designated as Hedging Instruments(a)	Years Ended December 31,					Classification
	2010		2009		2008
Gain (loss) recognized in OCI (effective portion)	$(125,850)		$140,056		$(445,614)	Other comprehensive income ("OCI")
Gain (loss) reclassified from accumulated OCI into income (effective portion)	(54,169)		(19,158)		(10,691)	Interest expense and amortization of deferred financing costs
Amount of gain (loss) recognized in income (ineffective portion and excluded from effectiveness testing)	—		(3,920)		(3,777)	Net gain (loss) on interest rate swaps
Interest Rate Swaps Not Designated as Hedging Instruments(a)	Years Ended December 31,					Classification
	2010		2009		2008
Gain (loss) recognized in income	$(286,435)	(b)	$(89,046)	(c)	$(34,111)	Net gain (loss) on interest rate swaps
____________________

(a)	Exclusive of benefit (provision) for income taxes.

(b)
Inclusive of $3.4 million related to the discontinuation of amortization into interest expense of an interest rate swap that previously qualified for hedge accounting as a result of early repayment of debt in 2010 and the remainder is related to losses due to the decrease in fair value of interest rate swaps not designated as hedging instruments.

(c)
Inclusive of losses of $132.9 million related to the hedged forecasted transaction not occurring with respect to the refinancing of 2006 Mortgage Loan, partially offset by gains related to the increase in the fair value of interest rate swaps not designated as hedging instruments.

8. Fair Value Disclosures
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities).

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$112,531	$112,531	$766,146	$766,146
Restricted cash	226,015	226,015	218,514	218,514
Liabilities:
Debt and other obligations	$6,778,894	$7,121,156	$6,579,150	$6,870,979
Interest rate swaps (a)	5,198	5,198	300,602	300,602
____________________

(a)	See note 7.
As of December 31, 2010, the fair value of the Company's cash and cash equivalents and restricted cash is measured on a recurring basis based on Level 1, as defined by the fair value hierarchy. The following table shows a summary of the activity for fair value classified as Level 3 during the year ended December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swap, Net
	December 31, 2010	December 31, 2009
Beginning balance	$300,040	$541,171
Settlements	(703,754)	(57,251)
Less: total (gains) loss:
Included in earnings (a)	283,062	(43,824)
Included in other comprehensive income (loss)	125,850	(140,056)
Transfers out of Level 3 (b)	(5,198)	—
Ending balance	$—	$300,040
____________________

(a)
As of December 31, 2010, there were no unrealized gains or losses relating to liabilities still held at the reporting date. As of December 31, 2009, there are $57.3 million of gains that were attributable to the change in unrelated gains or losses relating to liabilities still held at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

(b) As of December 31, 2010, the interest rate swaps were transferred from Level 3 to Level 2 because of a decrease in the magnitude of unobservable inputs in relation to the observable inputs, including settlement value.

9. Income Taxes
Income (loss) before income taxes by geographic area is as follows:

	Years Ended December 31,
	2010	2009	2008
Domestic	$(342,333)	$(193,055)	$(145,086)
Foreign (a)	4,228	2,532	(8,133)
	$(338,105)	$(190,523)	$(153,219)
____________________

(a)	Inclusive of income (loss) before income taxes from Australia and Puerto Rico.
The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$4,038	$5,803	$(1,958)
Foreign	(2,187)	(1,904)	(2,496)
State	(1,201)	(1,909)	(4,742)
Total current	$650	$1,990	$(9,196)
Deferred:
Federal	$30,770	$56,152	$111,728
Foreign	(298)	—	—
State	(4,276)	18,258	1,829
Total deferred	$26,196	$74,410	$113,557
Total tax benefit (provision)	$26,846	$76,400	$104,361
For the year ended December 31, 2010, the Company received a $9.6 million alternative minimum tax carryback refund, of which $5.6 million was recorded in 2009, and $4.0 million reduced its alternative minimum tax credit carryforward. The alternative minimum tax credit has an indefinite carryforward period.
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2010	2009	2008
Benefit for income taxes at statutory rate	$118,337	$66,683	$53,626
Tax effect of foreign income (losses)	1,480	886	(2,846)
Expenses for which no federal tax benefit was recognized	(3,657)	(803)	(675)
Losses for which no tax benefit was recognized	(85,605)	—	(19,554)
State tax (provision) benefit, net of federal	(3,560)	10,627	(1,893)
Foreign tax	(2,485)	(1,904)	(2,496)
Change in unrecognized tax benefits	—	—	71,687	(a)
Other	2,336	911	6,512
	$26,846	$76,400	$104,361
____________________

(a)	Predominately related to the completion of an Internal Revenue Service ("IRS") examination.
The components of the net deferred income tax assets and liabilities are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	December 31,
	2010	2009
Deferred income tax liabilities:
Property and equipment	$486,577	$471,754
Deferred site rental receivable	164,867	103,937
Intangible assets	689,597	704,109
Total deferred income tax liabilities	1,341,041	1,279,800
Deferred income tax assets:
Net operating loss carryforwards	926,444	729,120
Deferred ground lease payable	104,324	92,216
Alternate minimum tax credit carryforward	3,591	7,826
Accrued liabilities	78,752	65,862
Receivables allowance	2,175	2,150
Prepaid lease	430,558	444,885
Derivative instruments	75,960	105,014
Available-for-sale securities	25,289	25,547
Other	4,415	—
Valuation allowances	(318,055)	(190,848)
Total deferred income tax assets, net	1,333,453	1,281,772
Net deferred income tax asset (liabilities)	$(7,588)	$1,972
Valuation allowances of $318.1 million and $190.8 million were recognized to offset net deferred income tax assets as of December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, the Company recognized the federal tax benefits on it's taxable losses incurred which reduced its net deferred tax liabilities. During the year ended December 31, 2010, the Company continued to recognize federal tax benefits on taxable losses incurred up to the maximum benefit. The resulting net deferred tax position at December 31, 2010 required additional federal tax benefits in future periods to have a full valuation allowance, unless future discrete events allowed the Company to record additional deferred tax liabilities. During 2010, the Company continued to incur taxable losses for which recognition of the federal tax benefits were unable to be recorded, except for $19.8 million of federal tax benefit recorded predominately as a result of discrete events, including the acquisition of NewPath (see note 3). The Company has recorded a full valuation allowance on it's federal tax benefits because of the Company's history of tax operating losses. The components of the net deferred income tax assets (liabilities) are as follows:

	December 31, 2010			December 31, 2009
Classification	Gross	Valuation Allowance	Net	Gross	Valuation Allowance	Net
Federal	$93,970	$(117,901)	$(23,931)	$(7,020)	$(27,927)	$(34,947)
State	51,799	(35,155)	16,644	66,732	(44,810)	21,922
Foreign	68,365	(68,666)	(301)	60,424	(60,424)	—
Other comprehensive income (loss)	96,333	(96,333)	—	72,684	(57,687)	14,997
Total	$310,467	$(318,055)	$(7,588)	$192,820	$(190,848)	$1,972
The valuation allowance recorded in other comprehensive income relates to the changes in the Company's overall deferred tax position due to the deferred tax asset recorded in conjunction with the decline in the fair market value of the Company's interest rate swaps and change in unrealized gain (loss) on available-for-sale securities.
At December 31, 2010, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $2.4 billion, $1.1 billion and $0.1 billion, respectively, which are available to offset future taxable income. If not utilized, the Company's U.S. federal net operating loss carryforwards expire starting in 2021 and ending in 2030, and the state net operating carryforwards expire starting in 2011 and ending in 2030. The foreign net operating loss carryforwards predominately remain available indefinitely provided certain continuity of business requirements is met. The utilization of the loss carryforwards is subject to certain limitations. The Company's U.S. federal and state income tax returns generally remain open to examination by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

taxing authorities until three years after the applicable loss carryforwards have been used or expired.
As of December 31, 2010 and 2009, the unrecognized tax benefits were $9.2 million and $3.2 million, respectively. During 2010, unrecognized tax benefits were increased by $6.0 million related to state tax positions. As a result of the completion of an IRS examination on the Company's U.S. federal income tax return for 2004, during the year ended December 31, 2008, the Company recorded income tax benefits of $74.9 million from the recording net operating losses related to previously unrecognized tax benefits.
From time to time, the Company is subject to examination by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company's U.S. federal tax returns were examined by the Internal Revenue Service through 2004.

10. Redeemable Preferred Stock
The Company originally issued 8.1 million shares of its 6.25% Convertible Preferred Stock at a price of $50.00 per share (the liquidation preference per share). The holders of the 6.25% Convertible Preferred Stock are entitled to receive cumulative dividends at the rate of 6.25% per annum payable on February 15, May 15, August 15 and November 15 of each year. The Company has the option to pay dividends in cash or in shares of its common stock. The dividends were paid with approximately $19.9 million of cash for each of the years ended December 31, 2010, 2009 and 2008. The amortization of the issue costs on the 6.25% Convertible Preferred Stock recorded in "dividends on preferred stock" was $0.9 million for the year ended December 31, 2010, 2009 and 2008. The Company is required to redeem all outstanding shares of the 6.25% Convertible Preferred Stock on August 15, 2012 at a price equal to the liquidation preference plus accumulated and unpaid dividends. As of December 31, 2010 and 2009, the outstanding balance of the 6.25% Convertible Preferred Stock was $316.6 million and $315.7 million, respectively,
The shares of 6.25% Convertible Preferred Stock are convertible, at the option of the holder, in whole or in part at any time, into shares of the Company's common stock at a conversion price of $36.875 per share of common stock. Under certain circumstances, the Company generally has the right to convert the 6.25% Convertible Preferred Stock, in whole or in part, into 8.6 million shares of common stock, if the price per share of the Company's common stock equals or exceeds 120% of the conversion price, or $44.25, for at least 20 trading days in any consecutive 30-day trading period.
The Company's obligations with respect to the 6.25% Convertible Preferred Stock are subordinate to all indebtedness of the Company and are effectively subordinate to all debt and liabilities of the Company's subsidiaries.

11. Stockholders' Equity
Purchases of the Company's Common Stock
For the years ended December 31, 2010, 2009 and 2008, the Company purchased 4.1 million, 0.1 million, and 1.2 million shares of common stock, respectively, utilizing $159.6 million, $2.9 million and $44.7 million in cash, respectively.
Issuances of Common Stock
For the years ended December 31, 2010, 2009 and 2008, the Company issued 34,428, 59,500 and 32,977 shares, respectively, of common stock to the non-employee members of its board of directors. In connection with these shares, the Company recognized stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 of $1.3 million, $1.0 million and $1.2 million, respectively.
4% Convertible Senior Notes
During the year ended December 31, 2008 holders converted $63.8 million of the 4% Convertible Senior Notes into 5.9 million shares of common stock. As of December 31, 2010 and 2009, there were no 4% Convertible Senior Notes outstanding.
Stock Options and Restricted Stock Awards
See note 12 for a discussion of the stock option and restricted stock awards activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

12. Stock-based Compensation
Stock Compensation Plans
The Crown Castle International Corp. 2001 Stock Incentive Plan ("2001 Stock Incentive Plan") and the Crown Castle International Corp. 2004 Stock Incentive Plan ("2004 Stock Incentive Plan"), which are both stockholder-approved, permit the grant of stock-based awards to certain employees, consultants and non-employee directors of the Company and its subsidiaries or affiliates. As of December 31, 2010, the Company has 8.9 million shares available for future issuance pursuant to its stock compensation plans.
Since 2003, the Company has used CCIC restricted stock awards as a long-term incentive to its employees. The Company has not granted CCIC stock options since 2003 and has not granted options to executive management since October 2001. In addition, CCAL may award options to its employees and directors for the purchase of CCAL shares. The CCAL vested options and shares may be periodically settled in cash. The liability for the CCAL options was $6.4 million and $2.7 million, respectively, as of December 31, 2010 and 2009.
Restricted Stock Awards
The Company's restricted stock awards to certain executives and employees include (1) annual performance awards that often include provisions for forfeiture by the employee if certain market performance of the Company's common stock is not achieved, (2) new hire or promotional awards that generally contain only service conditions, and (3) other awards related to specific business initiatives or compensation objectives including retention and merger integration. Such restricted stock awards vest over periods of up to five years.
The following is a summary of the restricted stock award activity during the year ended December 31, 2010.

	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands of shares)	(In dollars per share)
Shares outstanding at the beginning of year	4,154	$18.4
Shares granted	1,052	31.1
Shares vested	(891)	24.5
Shares forfeited	(18)	28.3
Shares outstanding at end of year	4,297	$20.2
For the years ended December 31, 2010, 2009 and 2008, the Company granted 1.1 million shares, 2.2 million shares and 1.4 million shares, respectively, of restricted stock awards to the Company's executives and certain other employees. The weighted-average grant-date fair value per share of the grants for the years ended December 31, 2010, 2009 and 2008 was $31.13, $10.08 and $26.38 per share, respectively. The weighted-average requisite service period for the restricted stock awards granted during 2010 was 2.5 years.
During the year ended December 31, 2010, the Company granted 0.5 million shares of restricted stock awards that time vest over a three-year period. During the year ended December 31, 2010, the Company granted 0.5 million shares of restricted stock awards ("2010 performance awards") to the Company's executives and certain other employees which may vest on the third anniversary of the grant date based upon achieving a price appreciation hurdle along a price range continuum using the highest average closing price per share of common stock for 20 consecutive trading days during the last 180 days of the performance period.
Certain restricted stock awards contain provisions that result in forfeiture by the employee of any unvested shares in the event that the Company's common stock does not achieve certain price targets. To the extent that the requisite service is rendered, compensation cost for accounting purposes is not reversed; rather, it is recognized regardless of whether or not the market performance target is achieved.
The following table summarizes the assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the awards granted during the years ended December 31, 2010, 2009 and 2008, respectively, with market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Risk-free rate	1.5%	1.3%	2.4%
Expected volatility	49%	46%	27%
Expected dividend rate	—%	—%	—%
The Company recognized stock-based compensation expense from continuing operations related to restricted stock awards of $35.2 million, $28.2 million and $24.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The unrecognized compensation (net of estimated forfeitures) related to restricted stock awards at December 31, 2010 is $26.1 million and is estimated to be recognized over a weighted-average period of less than one year.
The following table is a summary of the restricted stock awards vested during the years ended December 31, 2010 to 2008.

Years Ended December 31,	Total Shares Vested	Fair Value on Vesting Date
	(In thousands of shares)
2010	891	$34,813
2009	366	9,190
2008	224	8,018
CCIC Stock Options
At December 31, 2010 and 2009, there were 0.2 million and 1.4 million options outstanding, respectively. The intrinsic value of CCIC stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $28.2 million, $38.2 million and $10.4 million, respectively. The intrinsic value of CCIC stock options outstanding and exercisable at December 31, 2010 was $7.5 million. The Company received cash from the exercise of CCIC stock options during the years ended December 31, 2010, 2009 and 2008 of $18.7 million, $44.7 million and $8.7 million, respectively. As of December 31, 2010, the stock options outstanding and exercisable have a weighted-average exercise price of $8.56 and have a weighted-average remaining contractual term of approximately one year.
Stock-based Compensation by Segment
The following table discloses the components of stock-based compensation expense. No amounts have been included in the carrying value of assets during the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, the Company recorded tax benefits, exclusive of the change in the valuation allowance, of $12.8 million, $10.2 million and $9.1 million, respectively, related to stock-based compensation expense (see note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

	Year Ended December 31, 2010
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$1,131	$—	$1,131
Network services and other costs of operations	1,568	—	1,568
General and administrative expenses	33,841	3,425	37,266
Total stock-based compensation	$36,540	$3,425	$39,965
	Year Ended December 31, 2009
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$967	$—	$967
Network services and other costs of operations	1,207	—	1,207
General and administrative expenses	27,051	1,080	28,131
Total stock-based compensation	$29,225	$1,080	$30,305
	Year Ended December 31, 2008
	CCUSA	CCAL	Consolidated Total
Stock-based compensation expense:
Site rental costs of operations	$935	$—	$935
Network services and other costs of operations	870	—	870
General and administrative expenses	24,091	2,871	26,962
Total stock-based compensation	$25,896	$2,871	$28,767

13. Employee Benefit Plans
The Company and its subsidiaries have various defined contribution savings plans covering substantially all employees. Employees may elect to contribute a portion of their eligible compensation, subject to limits imposed by the various plans. Certain of the plans provide for partial matching of such contributions. The cost to the Company for these plans amounted to $5.5 million, $5.2 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

14. Commitments and Contingencies
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
Asset Retirement Obligations
Pursuant to its ground lease agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease termination to remove towers or remediate the land upon which its towers reside. Accretion expense related to liabilities for retirement obligations amounted to $5.3 million, $4.9 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, liabilities for retirement obligations were $63.8 million and $58.8 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2010, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.7 billion. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's towers pursuant to operating leases with landlords and other contractual agreements. The property taxes for the year ended December 31, 2011 and future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

periods are contingent upon new assessments of the towers and the Company's appeals of assessments. The Company has an obligation to reimburse Sprint Nextel ("Sprint") for property taxes it pays on the Company's behalf related to certain towers the Company leases from Sprint. The Company paid $14.9 million for the year ended December 31, 2010 and expects to pay $15.4 million for the year ended December 31, 2011. The amount per tower to be paid to Sprint increases by 3% each successive year through 2037, the expiration of the lease term.
Letters of Credit
The Company has issued letters of credit to various landlords, insurers and other parties in connection with certain contingent retirement obligations under various tower land leases and certain other contractual obligations. The letters of credit were issued through the Company's lenders in amounts aggregating $13.5 million and expire on various dates through December 2011.
Operating Lease Commitments
See note 15 for a discussion of the operating lease commitments.

15. Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2010. Generally, the Company's contracts with its tenants provide for (1) annual escalations and multiple renewal periods at the tenant's option and (2) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2010, the weighted-average remaining term of tenant contracts is approximately eight years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Tenant leases	$1,601,738	$1,592,499	$1,539,339	$1,482,337	$1,298,833	$7,798,872	$15,313,618
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2010. The Company is obligated under non-cancelable operating contracts for land under 72% of its towers, office space and equipment. In addition, the Company manages 600 towers owned by third parties. The majority of these operating lease agreements have certain termination rights that provide for cancellation after a notice period. The majority of the land and managed tower leases have multiple renewal options at the Company's option and annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land. Approximately 91% and 69% of the Company's site rental gross margins for the year ended December 31, 2010, are derived from towers where the land under the tower is owned or leased with final expiration dates of greater than 20 years and ten years, respectively, inclusive of renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Operating leases	$298,377	$302,865	$305,600	$306,164	$306,938	$3,659,949	$5,179,893
Rental expense from operating leases was $330.1 million, $316.2 million and $313.1 million, respectively, for the years ended December 31, 2010, 2009 and 2008. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $55.1 million, $53.1 million and $49.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

16. Operating Segments and Concentrations of Credit Risk
Operating Segments
The Company's reportable operating segments are (1) CCUSA, primarily consisting of the Company's U.S. tower operations, and (2) CCAL, the Company's Australian tower operations. Financial results for the Company are reported to management and the board of directors in this manner.
The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flows from operations (as determined in accordance with U.S. generally accepted accounting principles), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis. Noncontrolling interests primarily represent the noncontrolling shareholders' 22.4% interests in CCAL, the Company's 77.6% majority-owned subsidiary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The financial results for the Company's operating segments are as follows:

	Year Ended December 31, 2010				Year Ended December 31, 2009				Year Ended December 31, 2008
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net revenues:
Site rental	$1,608,141	$92,620	$—	$1,700,761	$1,466,552	$76,640	$—	$1,543,192	$1,324,677	$77,882	$—	$1,402,559
Network services and other	168,101	9,796	—	177,897	134,545	7,670	—	142,215	113,392	10,553	—	123,945
Net revenues	1,776,242	102,416	—	1,878,658	1,601,097	84,310	—	1,685,407	1,438,069	88,435	—	1,526,504
Operating expenses:
Costs of operations(b):
Site rental	437,812	29,324	—	467,136	433,481	23,079	—	456,560	432,896	23,227	—	456,123
Network services and other	107,668	6,573	—	114,241	88,393	4,415	—	92,808	77,360	5,092	—	82,452
General and administrative	148,374	16,982	—	165,356	141,149	11,923	—	153,072	133,439	16,147	—	149,586
Asset write-down charges	13,243	444	—	13,687	18,611	626	—	19,237	16,696	192	—	16,888
Acquisition and integration costs	2,102	—	—	2,102	—	—	—	—	2,504	—	—	2,504
Depreciation, amortization and accretion	513,433	27,338	—	540,771	502,017	27,722	—	529,739	498,834	27,608	—	526,442
Total operating expenses	1,222,632	80,661	—	1,303,293	1,183,651	67,765	—	1,251,416	1,161,729	72,266	—	1,233,995
Operating income (loss)	553,610	21,755	—	575,365	417,446	16,545	—	433,991	276,340	16,169	—	292,509
Interest expense and amortization of deferred financing costs	(488,863)	(21,381)	19,975	(490,269)	(443,960)	(15,403)	13,481	(445,882)	(351,339)	(25,079)	22,304	(354,114)
Impairment of available-for-sale securities	—	—	—	—	—	—	—	—	(55,869)	—	—	(55,869)
Gains (losses) on purchases and redemptions of debt	(138,367)	—	—	(138,367)	(91,079)	—	—	(91,079)	42	—	—	42
Net gain (loss) on interest rate swaps	(286,435)	—	—	(286,435)	(92,966)	—	—	(92,966)	(37,888)	—	—	(37,888)
Interest and other income (expense)	21,039	537	(19,975)	1,601	17,429	1,465	(13,481)	5,413	23,790	615	(22,304)	2,101
Benefit (provision) for income taxes	28,808	(1,962)	—	26,846	77,718	(1,318)	—	76,400	106,553	(2,192)	—	104,361
Net income (loss)	(310,208)	(1,051)	—	(311,259)	(115,412)	1,289	—	(114,123)	(38,371)	(10,487)	—	(48,858)
Less: Net income (loss) attributable to the noncontrolling interest	—	(319)	—	(319)	—	209	—	209	—	—	—	—
Net income (loss) attributable to CCIC stockholders	$(310,208)	$(732)	$—	$(310,940)	$(115,412)	$1,080	$—	$(114,332)	$(38,371)	$(10,487)	$—	$(48,858)
Capital expenditures	$216,556	$11,502	$—	$228,058	$166,883	$6,652	$—	$173,535	$406,065	$44,667	$—	$450,732
Total assets (at year end)	$10,439,827	$339,093	$(309,391)	$10,469,529	$10,928,761	$297,801	$(269,956)	$10,956,606
____________________

(a)	Elimination of inter-company borrowings and related interest expense.

(b)	Exclusive of depreciation, amortization and accretion shown separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010				Year Ended December 31, 2009				Year Ended December 31, 2008
	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total	CCUSA	CCAL	Elim(a)	Consolidated Total
Net income (loss)	$(310,208)	$(1,051)	$—	$(311,259)	$(115,412)	$1,289	$—	$(114,123)	$(38,371)	$(10,487)	$—	$(48,858)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	13,243	444	—	13,687	18,611	626	—	19,237	16,696	192	—	16,888
Acquisition and integration costs	2,102	—	—	2,102	—	—	—	—	2,504	—	—	2,504
Depreciation, amortization and accretion	513,433	27,338	—	540,771	502,017	27,722	—	529,739	498,834	27,608	—	526,442
Interest expense and amortization of deferred financing costs	488,863	21,381	(19,975)	490,269	443,960	15,403	(13,481)	445,882	351,339	25,079	(22,304)	354,114
Impairment of available-for-sale securities	—	—	—	—	—	—	—	—	55,869	—	—	55,869
Gains (losses) on purchases and redemptions of debt	138,367	—	—	138,367	91,079	—	—	91,079	(42)	—	—	(42)
Net gain (loss) on interest rate swaps	286,435	—	—	286,435	92,966	—	—	92,966	37,888	—	—	37,888
Interest and other income (expense)	(21,039)	(537)	19,975	(1,601)	(17,429)	(1,465)	13,481	(5,413)	(23,790)	(615)	22,304	(2,101)
Benefit (provision) for income taxes	(28,808)	1,962	—	(26,846)	(77,718)	1,318	—	(76,400)	(106,553)	2,192	—	(104,361)
Stock-based compensation expense	36,540	3,425	—	39,965	29,225	1,080	—	30,305	25,896	2,871	—	28,767
Adjusted EBITDA	$1,118,928	$52,962	$—	$1,171,890	$967,299	$45,973	$—	$1,013,272	$820,270	$46,840	$—	$867,110
____________________

(a)	Elimination of inter-company borrowings and related interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

Geographic Information
A summary of net revenues by country, based on the location of the Company's subsidiary, is as follows:

	Years Ended December 31,
	2010	2009	2008
United States	$1,772,793	$1,597,790	$1,434,203
Australia	102,416	84,310	88,435
Other countries	3,449	3,307	3,866
Total net revenues	$1,878,658	$1,685,407	$1,526,504
A summary of long-lived assets (property and equipment, goodwill and other intangible assets) by country of location is as follows:

	December 31,
	2010	2009
United States	$8,997,016	$9,059,384
Australia	222,938	209,547
Other countries	16,922	17,278
Total long-lived assets	$9,236,876	$9,286,209
Major Customers
The following table summarizes the percentage of the consolidated revenues for those customers accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2010	2009	2008
AT&T	21%	20%	19%
Verizon Wireless	21%	19%	17%
Sprint	20%	22%	24%
T-Mobile	11%	13%	12%
Total	73%	74%	72%
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. The Company's restricted cash is predominately held and directed by a trustee (see note 2).
The Company derives the largest portion of its revenues from customers in the wireless communications industry. The Company also has a concentration in its volume of business with AT&T, Verizon Wireless, Sprint and T-Mobile that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer leases with contractually determinable payment terms and proactive management of past due balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

17. Asset Write-Down Charges and Impairment of Available-for-Sale Securities
Tower Write-Down Charges
During the years ended December 31, 2010, 2009, and 2008, the Company abandoned or disposed of certain towers and wrote-off site acquisition and permitting costs for towers that would not be completed. For the years ended December 31, 2010, 2009, and 2008, the Company recorded related tower asset write-down charges at CCUSA of $8.6 million, $18.3 million, and $14.1 million, respectively.
Impairment of Available-for-Sale Securities
For the year ended December 31, 2008, the Company recorded impairment charges included in "impairment of available-for-sale securities" of $55.9 million (net of tax), related to the Company's investment in FiberTower Corporation ("FiberTower") as a result of an other-than-temporary decline in the value of FiberTower (NASDAQ: FTWR). The other-than-temporary decline determination was based primarily on (1) the length of time and extent to which the market value had been less than the adjusted cost basis and (2) the impact of the then current broad-based economic and market conditions on the Company's views about the short-term prospects for recovery of the FiberTower stock price. As of December 31, 2010, the fair value of the Company's investment in FiberTower was $11.8 million inclusive of an unrealized gain of $7.5 million.

18. Supplemental Cash Flow Information
 The following table is a summary of the supplemental cash flow information during the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$409,293	$331,681	$330,491
Income taxes paid (refund)	(5,935)	5,597	6,582
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in the fair value of available-for-sale securities (note 17)	738	6,799	(55,869)
Common stock issued in connection with the conversion of debt (note 11)	—	—	63,340
Increase (decrease) in the fair value of forward-starting interest rate swaps (note 7)	(114,157)	(140,397)	(394,163)
Assets acquired through capital leases and installment sales	18,682	17,351	2,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands, except per share amounts)

19. Quarterly Financial Information (Unaudited)
Summary quarterly financial information for the years ended December 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2010:
Net revenues	$444,327	$456,127	$481,890	$496,314
Operating income (loss)	130,373	132,884	155,956	156,152
Gains (losses) on purchases and redemptions of debt	(66,434)	—	(71,933)	—
Net gain (loss) on interest rate swaps	(73,276)	(114,598)	(104,421)	5,860
Net income (loss) attributable to CCIC stockholders	(119,275)	(97,529)	(135,009)	40,873
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	(0.43)	(0.36)	(0.49)	0.12
	Three Months Ended
	March 31	June 30	September 30	December 31
2009:
Net revenues	$402,910	$409,874	$429,079	$443,544
Operating income (loss)	97,247	98,489	118,801	119,454
Gains (losses) on purchases and redemptions of debt	13,350	(98,676)	(4,848)	(905)
Net gain (loss) on interest rate swaps	3,795	(59,528)	(58,327)	21,094
Net income (loss) attributable to CCIC stockholders	10,577	(111,418)	(31,639)	18,148
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share – basic and diluted	0.02	(0.41)	(0.13)	0.04

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2010, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in "Internal Control – Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management of the Company reviewed the results of their assessment with the Audit Committee of the board of directors.
KPMG LLP, a registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, which is included herein in this Annual Report.
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
(d) Limitations on the Effectiveness of Controls
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Crown Castle International Corp.:
We have audited Crown Castle International Corp.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crown Castle International Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Crown Castle International Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crown Castle International Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 15, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 15, 2011

Item 9B.    Other Information
None.

PART III

Item 10.    Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required to be furnished pursuant to this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2010:

Plan category(a)(b)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(In shares)	(In dollars per share)	(In shares)
Equity compensation plans approved by security holders	211,947	$8.56	8,913,927
Equity compensation plans not approved by security holders	—	—	—
Total	211,947	$8.56	8,913,927
____________________

(a)	See note 12 to the consolidated financial statements for more detailed information regarding the registrant's equity compensation plans.

(b)	CCAL has an equity compensation plan under which it awards options for the purchase of CCAL shares to its employees and directors. This plan has not been approved by the registrant's security holders.

Item 13.    Certain Relationships and Related Transactions
The information required to be furnished pursuant to this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 34.
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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2,010	5,497	1,829	—	—	(1,669)	26	5,683
2,009	6,267	998	—	—	(1,802)	34	5,497
2,008	6,684	1,588	—	—	(1,966)	(39)	6,267
		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Acquired	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of Year
Allowance for Deferred Site Rental Receivables:
2,010	3,600	7,200	—	(5,720)	—	—	5,080
2,009	—	3,600	—	—	—	—	3,600
2,008	—	—	—	—	—	—	—
		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments(a)	Balance at End of Year
Deferred Tax Valuation Allowance:
2,010	190,848	76,125	38,646	—	—	12,436	318,055
2,009	256,325	—	—	(32,761)	(45,657)	12,941	190,848
2,008	148,093	15,467	103,344	—	—	(10,579)	256,325
____________________

(a)	Inclusive of the effects of exchange rate changes.

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
(c)	2.1	Formation Agreement, dated December 8, 1998, relating to the formation of Crown Atlantic Company LLC, Crown Atlantic Holding Sub LLC, and Crown Atlantic Holding Company LLC
(d)	2.2
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

(e)	2.7	Sublease dated June 1, 1999 by and among BellSouth Mobility Inc., Certain BMI Affiliates, Crown Castle International Corp. and Crown Castle South Inc.
(g)	2.8	Agreement to Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(g)	2.9	Sublease dated August 1, 1999 by and among BellSouth Personal Communications, Inc., BellSouth Carolinas PCS, L.P., Crown Castle International Corp. and Crown Castle South Inc.
(f)	2.10	Formation Agreement dated November 7, 1999 relating to the formation of Crown Castle GT Company LLC, Crown Castle GT Holding Sub LLC and Crown Castle GT Holding Company LLC
(g)	2.11	Operating Agreement, dated January 31, 2000 by and between Crown Castle GT Corp. and affiliates of GTE Wireless Incorporated
(u)	3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007
(u)	3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007
(b)	4.1	Specimen Certificate of Common Stock
(k)	4.2	Indenture, dated as of December 2, 2003, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Senior Notes due 2013 (including exhibits)
(o)	4.3	First Supplemental Indenture, dated as of June 1, 2005, between Crown Castle International Corp. and The Bank of New York, as Trustee, relating to the 7.5% Notes
(n)	4.4
Indenture, dated as of June 1, 2005, relating to the Senior Secured Tower Revenue Notes, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively as Issuers

(p)	4.5
Indenture Supplement, dated as of September 26, 2006, relating to the Indenture dated June 1, 2005, by and among JPMorgan Chase Bank, N.A., as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc. and Crown Castle International Corp. de Puerto Rico, collectively, as Issuers

Exhibit Number		Exhibit Description
(gg)	4.6
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

(gg)	4.7
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

(gg)	4.8
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

(ii)	4.9
Indenture Supplement, dated as of August 16, 2010, relating to the Senior Secured Tower Revenue Notes, Series 2010-4, by and among The Bank of New York Mellon (as successor to The Bank of New York as sucessor to JPMorgan Chase Bank, N.A.), as Indenture Trustee, and Crown Castle Towers LLC, Crown Castle South LLC, Crown Communication Inc., Crown Castle PT Inc., Crown Communication New York, Inc., Crown Castel International Corp. de Puerto Rico, Crown Castle Towers 05 LLC, Crown Castle PR LLC, Crown Castle MU LLC and Crown Castle MPUPA LLC, collectively as Issuers

(ii)	4.10
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

(ii)	4.11
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

(y)	4.12	Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee
(y)	4.13	Supplemental Indenture dated January 27, 2009, between Crown Castle International Corp. and Bank of New York Mellon Trust Company, N.A., as trustee, relating to 9% Senior Notes due 2015
(cc)	4.14
Indenture dated April 30, 2009, relating to the 7.750% Senior Secured Notes due 2017, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., the Guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee

(dd)	4.15
Indenture dated July 31, 2009, relating to Senior Secured Notes, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

(dd)	4.16
Indenture Supplement dated July 31, 2009, relating to Senior Secured Notes, Series 2009-1, between Pinnacle Towers Acquisition Holdings LLC, GS Savings Inc., GoldenState Towers, LLC, Pinnacle Towers Acquisition LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, Global Signal Holdings III, LLC, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee

Exhibit Number		Exhibit Description
(ee)	4.17	Second Supplemental Indenture dated October 23, 2009, relating to 7.125% Senior Notes due 2019, between Crown Castle International Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee
(a)	10.1	Castle Tower Holding Corp. 1995 Stock Option Plan (Third Restatement)
(b)	10.2	Crown Castle International Corp. 1995 Stock Option Plan (Fourth Restatement)
(d)	10.3	Global Lease Agreement dated March 31, 1999 between Crown Atlantic Company LLC and Cellco Partnership, doing business as Bell Atlantic Mobile
(h)	10.4	Crown Castle International Corp. 2001 Stock Incentive Plan
(i)	10.5	Form of Option Agreement pursuant to 2001 Stock Incentive Plan
(j)	10.6	Form of Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk
(v)	10.7	Form of First Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk
(bb)	10.8	Form of Amendment to Severance Agreement between Crown Castle International Corp. and each of John P. Kelly, W. Benjamin Moreland and E. Blake Hawk, effective April 6, 2009
(j)	10.9	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan
(u)	10.10	Crown Castle International Corp. 2004 Stock Incentive Plan, as amended
(m)	10.11	Form of Restricted Stock Agreement pursuant to 2001 Stock Incentive Plan
(m)	10.12	Form of Restricted Stock Agreement pursuant to 2004 Stock Incentive Plan
(m)	10.13	Form of Severance Agreement between Crown Castle International Corp. and each of James D. Young and James D. Cordes
(v)	10.14	Form of First Amendment to Severance Agreement between Crown Castle International Corp and certain senior officers, including James D. Young
(w)	10.15	Form of Severance Agreement between Crown Castle International Corp. and each of Jay A. Brown and Philip M. Kelley
(bb)	10.16	Form of Amendment to Severance Agreement between Crown Castle International Corp. and certain senior officers, including Jay A. Brown, James D. Young and Philip M. Kelley, effective April 6, 2009
(hh)	10.17	Crown Castle International Corp. 2010 EMT Annual Incentive Plan
(hh)	10.18	Summary of Non-Employee Director Compensation
(n)	10.19
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

(q)	10.21
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

Exhibit Number		Exhibit Description
(q)	10.23
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

(n)	10.24	Servicing Agreement, dated as of June 8, 2005, by and among Midland Loan Services, Inc., as Servicer, and JPMorgan Chase Bank, N.A., as Indenture Trustee
(r)	10.25
Credit Agreement, dated January 9, 2007, among Crown Castle Operating Company, as the borrower, Crown Castle International Corp. and certain of its subsidiaries, as guarantors, the several lenders from time to time parties thereto, and The Royal Bank of Scotland plc, as administrative agent

(t)	10.26
First Amendment to Credit Agreement, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(x)	10.27
Second Extension Agreement dated as of January 6, 2009, among the Borrower, Crown Castle International Corp., Crown Castle Operating LLC, the revolving lenders named therein and The Royal Bank of Scotland plc, as administrative agent (regarding revolving credit facility)

(ff)	10.28
Amendment to Credit Agreement (and related pledge agreements), dated December 23, 2009, among Crown Castle International Corp., Crown Castle Operating Company, Crown Castle Operating LLC, CCGS Holdings LLC, Global Signal Operating Partnership, L.P., the lenders named therein and The Royal Bank of Scotland plc

(s)	10.29
Term Loan Joinder, dated January 26, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(t)	10.30
Amendment to Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent

(t)	10.31	Term Loan Joinder, dated March 6, 2007, among Crown Castle International Corp., Crown Castle Operating Company, the lenders named therein, and The Royal Bank of Scotland plc, as administrative agent
(z)	10.32	Agreement to Contribute, Lease and Sublease, dated as of February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.
(aa)	10.33
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(aa)	10.34	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(aa)	10.35
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(aa)	10.36	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.
(aa)	10.37
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(aa)	10.38	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

Exhibit Number		Exhibit Description
(cc)	10.39
Management Agreement, dated as of April 30, 2009, by and among Crown Castle USA Inc., as Manager, and Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(cc)	10.40
Cash Management Agreement, dated as of April 30, 2009, by and among CC Holdings GS V LLC, as Issuer, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC, the Guarantors named therein, The Bank of New York Mellon Trust Company, N.A., as Trustee, and Crown Castle USA Inc., as Manager

(dd)	10.41
Management Agreement, dated as of July 31, 2009, by and among Crown Castle USA Inc., as Manager, and Pinnacle Towers Acquisition Holdings LLC, and the direct and indirect subsidiaries of Pinnacle Towers Acquisition Holdings LLC, collectively, as Owners

(dd)	10.42
Cash Management Agreement, dated as of July 31, 2009, by and among Pinnacle Towers Acquisition Holdings LLC, Pinnacle Towers Acquisition LLC, GS Savings Inc., GoldenState Towers, LLC, Tower Ventures III, LLC and TVHT, LLC, as Issuers, The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee, and Crown Castle USA Inc., as Manager

(dd)	10.43	Servicing Agreement, dated as of July 31, 2009, by and among Midland Loan Services, Inc., as Servicer, and The Bank of New York Mellon Trust Company, N.A., as Indenture Trustee
*	11	Computation of Net Income (Loss) per Common Share
*	12	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
*	21	Subsidiaries of Crown Castle International Corp.
*	23	Consent of KPMG LLP
*	24	Powers of Attorney (included in the signatures page of this Annual Report on Form 10-K)
*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Filed herewith.
**    Furnished herewith.

(a)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-43873).

(b)	Incorporated by reference to the exhibits in the Registration Statement on Form S-1 previously filed by the Registrant (Registration No. 333-57283).

(c)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on December 10, 1998.

(d)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on April 12, 1999.

(e)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on June 9, 1999.

(f)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 000-24737) on November 12, 1999.

(g)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 000-24737) for the year ended December 31, 1999.

(h)	Incorporated by reference to the exhibit previously filed by the Registrant as Appendix A to the Definitive Schedule 14A Proxy Statement (Registration No. 001-16441) on May 8, 2001.

(i)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-Q (Registration No. 001-16441) for the quarter ended September 30, 2002.

(j)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on

January 8, 2003.

(k)	Incorporated by reference to the exhibits in the Registration Statement on Form S-4 previously filed by the Registrant (Registration No. 333-112176).

(l)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 10-K (Registration No. 001-16441) for the year ended December 31, 2003.

(m)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 2, 2005.

(n)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 9, 2005.

(o)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on June 2, 2005.

(p)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on September 29, 2006.

(q)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 5, 2006.

(r)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 11, 2007.

(s)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2007.

(t)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on March 8, 2007.

(u)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

(v)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on December 7, 2007.

(w)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on July 15, 2008

(x)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 6, 2009

(y)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on January 29, 2009
(z)    Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on February 17, 2005.
(aa)    Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (Registration No. 001-32168) on May 27, 2005.
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
(hh)    Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on February 24, 2010.
(ii)    Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on August 26, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of February, 2011.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2010 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 15th day of February, 2011.

Name	Title

/s/ W. BENJAMIN MORELAND	President, Chief Executive Officer and Director
W. Benjamin Moreland	(Principal Executive Officer)

/s/ JAY A. BROWN	Senior Vice President, Chief Financial Officer and
Jay A. Brown	Treasurer (Principal Executive Officer)

/s/ ROB A. FISHER	Vice President and Controller
Rob A. Fisher	(Principal Accounting Officer)

/s/ J. LANDIS MARTIN	Chairman of the Board of Directors
J. Landis Martin

/s/ DAVID C. ABRAMS	Director
David C. Abrams

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ ARI Q. FITZGERALD	Director
Ari Q. Fitzgerald

/s/ ROBERT E. GARRISON II	Director
Robert E. Garrison II

/s/ DALE N. HATFIELD	Director
Dale N. Hatfield

/s/ LEE W. HOGAN	Director
Lee W. Hogan

/s/ EDWARD C. HUTCHESON, JR.	Director
Edward C. Hutcheson, Jr.

/s/ JOHN P. KELLY	Director
John P. Kelly

/s/ ROBERT F. MCKENZIE	Director
Robert F. McKenzie