Form 10-K/A
period 2010-12-31
CROWN CASTLE INTERNATIONAL CORP
filed 2011-02-17
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission ("Commission") on February 15, 2011 ("Form 10-K"), is to furnish Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language ("XBRL"). The items formatted in XBRL include (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss), (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the unaudited Condensed Consolidated Financial Statements. Exhibit 101 was omitted from our filing of the Form 10-K on February 15, 2011 due to unanticipated technical difficulties encountered during the electronic transmission of the Form 10-K to the Commission thereby preventing the exhibit's submission. No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form
10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

ITEM 15. EXHIBITS

INDEX TO EXHIBITS
Item 15 (a) (3)

Exhibit Number		Exhibit Description
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 2011.

CROWN CASTLE INTERNATIONAL CORP.

By:	/s/ JAY A. BROWN
Jay A. Brown Senior Vice President, Chief Financial Officer and Treasurer