Form 10-Q
period 2011-03-31
CROWN CASTLE INTERNATIONAL CORP
filed 2011-05-06
CIK 1051470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding at April 29, 2011: 290,430,634

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted" and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I—Item 3. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts and demand for our towers, including the potential impact of AT&T's definitive agreement to acquire T-Mobile, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins, Adjusted EBITDA and operating cash flows, and (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Part II—Item 1A. Risk Factors" herein and in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 ("2010 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars, except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,320	$112,531
Restricted cash	230,431	221,015
Receivables, net	53,671	59,912
Prepaid expenses	65,126	65,856
Deferred income tax assets	60,423	59,098
Deferred site rental receivables and other current assets, net	24,100	26,733
Total current assets	516,071	545,145
Property and equipment, net of accumulated depreciation of $3,540,382 and $3,451,475, respectively	4,854,182	4,893,651
Goodwill	2,029,316	2,029,296
Other intangible assets, net of accumulated amortization $676,909 and $636,433, respectively	2,274,152	2,313,929
Deferred site rental receivables, long-term prepaid rent, deferred financing costs and other assets, net	723,473	687,508
Total assets	$10,397,194	$10,469,529

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,231	$39,649
Accrued interest	54,521	65,191
Deferred revenues	198,521	202,123
Other accrued liabilities	79,894	105,235
Current maturities of debt and other obligations	29,562	28,687
Total current liabilities	392,729	440,885
Debt and other long-term obligations	6,702,793	6,750,207
Deferred income tax liabilities	66,007	66,686
Deferred ground lease payable and other liabilities	455,856	450,176
Total liabilities	7,617,385	7,707,954

Commitments and contingencies (note 6)
Redeemable convertible preferred stock, $0.1 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2011 and December 31, 2010—6,361,000; stated net of unamortized issue costs; mandatory redemption and aggregate liquidation value of $318,050	316,813	316,581
CCIC stockholders' equity:
Common stock, $.01 par value; 600,000,000 shares authorized; shares issued and outstanding: March 31, 2011—290,717,872 and December 31, 2010—290,826,284	2,907	2,908
Additional paid-in capital	5,549,448	5,581,525
Accumulated other comprehensive income (loss)	(164,197)	(178,978)
Accumulated deficit	(2,925,266)	(2,960,082)
Total CCIC stockholders' equity	2,462,892	2,445,373
Noncontrolling interest	104	(379)
Total equity	2,462,996	2,444,994
Total liabilities and equity	$10,397,194	$10,469,529

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands of dollars, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net revenues:
Site rental	$456,196	$406,872
Network services and other	42,843	37,455
Net revenues	499,039	444,327
Operating expenses:
Costs of operations(a):
Site rental	118,415	113,755
Network services and other	27,224	26,296
General and administrative	44,744	39,473
Asset write-down charges	4,401	1,562
Acquisition and integration costs	554	—
Depreciation, amortization and accretion	137,273	132,868
Total operating expenses	332,611	313,954
Operating income (loss)	166,428	130,373
Interest expense and amortization of deferred financing costs	(126,686)	(120,781)
Gains (losses) on purchases and redemptions of debt	—	(66,434)
Net gain (loss) on interest rate swaps	—	(73,276)
Interest and other income (expense)	(435)	379
Income (loss) before income taxes	39,307	(129,739)
Benefit (provision) for income taxes	817	10,339
Net income (loss)	40,124	(119,400)
Less: Net income (loss) attributable to the noncontrolling interest	107	(125)
Net income (loss) attributable to CCIC stockholders	40,017	(119,275)
Dividends on preferred stock	(5,201)	(5,201)
Net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock	$34,816	$(124,476)
Net income (loss)	$40,124	$(119,400)
Other comprehensive income (loss):
Available-for-sale securities, net of tax of $0 and $0, respectively:
Unrealized gains (losses) on available-for-sale securities, net of taxes	(6,377)	1,239
Derivative instruments net of taxes of $0 and $(12,349), respectively:
Net change in fair value of cash flow hedging instruments, net of taxes	(425)	(48,933)
Amounts reclassified into results of operations, net of taxes	17,889	11,196
Foreign currency translation adjustments	4,070	5,761
Comprehensive income (loss)	55,281	(150,137)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	483	26
Comprehensive income (loss) attributable to CCIC stockholders	$54,798	$(150,163)
Net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share:
Basic	0.12	(0.43)
Diluted	0.12	(0.43)
Weighted-average common shares outstanding (in thousands):
Basic	286,998	288,451
Diluted	289,005	288,451
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$40,124	$(119,400)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and accretion	137,273	132,868
Gains (losses) on purchases and redemptions of long-term debt	—	66,434
Amortization of deferred financing costs and other non-cash interest	25,801	18,871
Stock-based compensation expense	9,496	8,263
Asset write-down charges	4,401	1,562
Deferred income tax benefit (provision)	(2,012)	(13,767)
Income (expense) from forward-starting interest rate swaps	—	73,276
Other adjustments	180	839
Changes in assets and liabilities, excluding the effects of acquisitions:
Increase (decrease) in accrued interest	(10,670)	(14,487)
Increase (decrease) in accounts payable	(9,471)	(8,379)
Increase (decrease) in deferred revenues, deferred ground lease payables, other accrued liabilities and other liabilities	(22,113)	(24,263)
Decrease (increase) in receivables	6,534	3,482
Decrease (increase) in prepaid expenses, deferred site rental receivables, long-term prepaid rent, restricted cash and other assets	(52,029)	(41,042)
Net cash provided by (used for) operating activities	127,514	84,257
Cash flows from investing activities:
Proceeds from disposition of property and equipment	293	1,742
Payments for acquisitions of businesses, net of cash acquired	(435)	—
Capital expenditures	(52,650)	(36,863)
Payments for investments and other	—	(21,800)
Net cash provided by (used for) investing activities	(52,792)	(56,921)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,900,000
Proceeds from issuance of capital stock	651	6,825
Principal payments on long-term debt and other long-term obligations	(8,521)	(4,231)
Purchases and redemptions of long-term debt	—	(2,149,653)
Purchases of capital stock	(42,225)	(108,726)
Payments under revolving credit agreements	(50,000)	—
Payments for financing costs	—	(31,358)
Payments for forward-starting interest rate swap settlements	—	(55,900)
Net (increase) decrease in restricted cash	(526)	51,976
Dividends on preferred stock	(4,969)	(4,969)
Net cash provided by (used for) financing activities	(105,590)	(396,036)
Effect of exchange rate changes on cash	657	50
Net increase (decrease) in cash and cash equivalents	(30,211)	(368,650)
Cash and cash equivalents at beginning of period	112,531	766,146
Cash and cash equivalents at end of period	$82,320	$397,496

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In thousands of dollars, except share amounts) (Unaudited)

	CCIC Stockholders
	Common Stock
	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2011	290,826,284	$2,908	$5,581,525	$(178,978)	$(2,960,082)	$(379)	$2,444,994
Issuances of capital stock, net of forfeitures	917,919	9	642	—	—	—	651
Purchases and retirement of capital stock	(1,026,331)	(10)	(42,215)	—	—	—	(42,225)
Stock-based compensation expense	—	—	9,496	—	—	—	9,496
Other comprehensive income (loss)(a)	—	—	—	14,781	—	376	15,157
Dividends on preferred stock	—	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	—	40,017	107	40,124
Balance, March 31, 2011	290,717,872	$2,907	$5,549,448	$(164,197)	$(2,925,266)	$104	$2,462,996

	CCIC Stockholders
	Common Stock
	Shares	($.01 Par)	Additional Paid-In Capital	AOCI	Accumulated Deficit	Noncontrolling Interest	Total
Balance January 1, 2010	292,729,684	$2,927	$5,685,874	$(124,224)	$(2,628,336)	$(156)	$2,936,085
Issuances of capital stock, net of forfeitures	1,303,132	13	6,812	—	—	—	6,825
Purchases and retirement of capital stock	(2,802,203)	(28)	(108,698)	—	—	—	(108,726)
Stock-based compensation expense	—	—	8,263	—	—	—	8,263
Other comprehensive income (loss)(a)	—	—	—	(30,888)	—	151	(30,737)
Dividends on preferred stock	—	—	—	—	(5,201)	—	(5,201)
Net income (loss)	—	—	—	—	(119,275)	(125)	(119,400)
Balance, March 31, 2010	291,230,613	$2,912	$5,592,251	$(155,112)	$(2,752,812)	$(130)	$2,687,109
___________________________

(a)	See the statement of operations and other comprehensive income (loss) for the allocation of the components of "other comprehensive income (loss)."

See notes to condensed consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands, except per share amounts)

1.	General
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2010, and related notes thereto, included in the 2010 Form 10-K filed by Crown Castle International Corp. ("CCIC") with the SEC. All references to the "Company" include CCIC and its subsidiary companies unless otherwise indicated or the context indicates otherwise.
The Company owns, operates and leases towers. The Company's primary business is the renting of antenna space to wireless communication companies via long-term contracts. To a lesser extent, the Company also provides certain network services relating to its towers, primarily consisting of installation services, as well as the following additional services: site acquisition, architectural and engineering, zoning and permitting, other construction and other services related to network development. The Company conducts its operations through tower portfolios in the United States, including Puerto Rico, and Australia.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2011, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2011 and 2010. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's consolidated financial statements are disclosed in the Company's 2010 Form 10-K.
New Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2011 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2011 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

2.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of March 31, 2011		Outstanding Balance as of December 31, 2010	Stated Interest Rate as of March 31, 2011(a)
Bank debt - variable rate:
Revolver	Jan. 2007	Sept. 2013		$107,000	(b)	$157,000	2.4%	(c)
2007 Term Loans	Jan./March 2007	March 2014		624,000		625,625	1.8%	(c)
Total bank debt				731,000		782,625
Securitized debt - fixed rate:
January 2010 Tower Revenue Notes	Jan. 2010	2035 - 2040	(d)	1,900,000		1,900,000	5.8%	(d)
August 2010 Tower Revenue Notes	Aug. 2010	2035 - 2040	(d)	1,550,000		1,550,000	4.5%	(d)
2009 Securitized Notes	July 2009	2019/2029	(e)	229,341		233,085	7.0%
Total securitized debt				3,679,341		3,683,085
High yield bonds - fixed rate:
9% Senior Notes	Jan. 2009	Jan. 2015		808,045		804,971	9.0%	(f)
7.75% Secured Notes	April 2009	May 2017		976,657		975,913	7.8%	(g)
7.125% Senior Notes	Oct. 2009	Nov. 2019		497,758		497,712	7.1%	(h)
7.5% Senior Notes	Dec. 2003	Dec. 2013		51		51	7.5%
Total high yield bonds				2,282,511		2,278,647
Other:
Capital leases and other obligations	Various	Various	(i)	39,503		34,537	Various	(i)
Total debt and other obligations				6,732,355		6,778,894
Less: current maturities and short-term debt and other current obligations				29,562		28,687
Non-current portion of long-term debt and other long-term obligations				$6,702,793		$6,750,207
________________

(a)	Represents the weighted-average stated interest rate.

(b)	The availability is $293.0 million.

(c)
The senior secured revolving credit facility ("Revolver") bears interest at a rate per annum, at the election of CCOC, equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5%, plus a credit spread ranging from 1.0% to 1.4% or (ii) LIBOR plus a credit spread ranging from 2.0% to 2.4%, in each case based on the Company's consolidated leverage ratio. The 2007 Term Loans bear interest at a rate per annum, at CCOC's election, equal to (i) the greater of the prime rate of The Royal Bank of Scotland plc and the Federal Funds Effective Rate plus 0.5% or (ii) LIBOR plus 1.5%.

(d)
If the respective series of the January 2010 Tower Revenue Notes and August 2010 Tower Revenue Notes are not paid in full on or prior to 2015, 2017 and 2020, as applicable, then Excess Cash Flow (as defined in the indenture) of the issuers (of such notes) will be used to repay principal of the applicable series and class of the 2010 Tower Revenue Notes, and additional interest (by an additional approximately 5% per annum) will accrue on the respective 2010 Tower Revenue Notes. The January 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $300.0 million, $350.0 million and $1.3 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively. The August 2010 Tower Revenue Notes consist of three series of notes with principal amounts of $250.0 million, $300.0 million and $1.0 billion, having anticipated repayment dates in 2015, 2017 and 2020, respectively.

(e)
The 2009 Securitized Notes consist of $159.3 million of principal as of March 31, 2011 that amortizes through 2019, and $70.0 million of principal as of March 31, 2011 that amortizes during the period beginning in 2019 and ending in 2029.

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

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended March 31,
	2011	2010
Interest expense on debt obligations	$100,885	$101,910
Amortization of deferred financing costs	3,722	3,894
Amortization of discounts on long-term debt	3,865	3,479
Amortization of interest rate swaps	17,889	10,989
Other	325	509
Total	$126,686	$120,781

3.	Income Taxes
During the three months ended March 31, 2011, the Company's provision for federal income taxes was reduced by a partial reversal of the valuation allowance on the Company's federal deferred tax assets, as a result of utilizing net operating losses that previously had a full valuation allowance. For the three months ended March 31, 2011 and 2010, the effective tax rate differed from the federal statutory rate predominately due to the Company's federal deferred tax valuation allowances and the net impact of state taxes.

4.	Fair Value Disclosures

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$82,320	$82,320	$112,531	$112,531
Restricted cash, current and non-current	235,431	235,431	226,015	226,015
Liabilities:
Long-term debt and other obligations	6,732,355	7,157,818	6,778,894	7,121,156
Interest rate swaps(a)	4,143	4,143	5,198	5,198
________________

(a)	Variable to fixed interest rate swaps hedging a portion of the 2007 Term Loans until December 2011 with a notional value of $600.0 million.
The fair value of cash and cash equivalents and restricted cash approximate the carrying value. The Company determines fair value of its debt securities based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. The fair value of interest rate swaps is determined using the income approach and is predominately based on observable interest rates and yield curves and, to a lesser extent, the Company's and the contract counterparty's credit risk. There were no changes since December 31, 2010 in the Company's valuation techniques used to measure fair values.
As of March 31, 2011, the fair value of the Company's cash and cash equivalents and restricted cash is measured on a recurring basis and are classified as Level 1 fair value measurements. The following table is a summary of the activity during the three months ended March 31, 2010 for interest rate swap liabilities previously classified as Level 3 fair value measurements. During the three months ended March 31, 2011, all interest rate swap liabilities were classified as Level 2 fair value measurements.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Interest Rate Swaps, Net
Three Months Ended March 31, 2010
Beginning balance	$300,040
Settlements	(57,426)
Less: Total (gains) losses:
Included in earnings(a)	72,704
Included in other comprehensive income (loss)	36,949
Ending balance	$352,267
________________

(a)	Includes $61.1 million for the three months ended March 31, 2010, of losses that are attributable to the change in unrealized gains or losses relating to liabilities still held at the reporting date.

5.	Per Share Information
Basic net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share excludes dilution and is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) attributable to CCIC common stockholders, after deduction of dividends on preferred stock, per common share is computed by dividing net income (loss) attributable to CCIC stockholders after deduction of dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon exercise of stock options and the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's preferred stock, as determined under the if-converted method. The Company's restricted stock awards are considered participating securities and may be included in the computation pursuant to the two-class method. However, the Company does not present the two-class method when there is no difference between the per share amount under the two-class method and the treasury stock method.

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to CCIC stockholders	$40,017	$(119,275)
Dividends on preferred stock	(5,201)	(5,201)
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock for basic and diluted computations	$34,816	$(124,476)
Weighted-average number of common shares outstanding (in thousands):
Basic weighted-average number of common stock outstanding	286,998	288,451
Effect of assumed dilution from potential common shares relating to stock options and restricted stock awards	2,007	—
Diluted weighted-average number of common shares outstanding	289,005	288,451
Net income (loss) attributable to CCIC common stockholders after deduction of dividends on preferred stock, per common share:
Basic	$0.12	$(0.43)
Diluted	$0.12	$(0.43)
 For the three months ended March 31, 2011, 0.9 million restricted stock awards were excluded from the dilutive common shares because certain stock price hurdles would not have been achieved assuming that March 31, 2011 was the end of the contingency period. For the three months ended March 31, 2010, all of the CCIC stock options and unvested restricted stock awards are excluded from dilutive common shares because the net impact is anti-dilutive. In addition, 8.6 million shares reserved for issuance upon conversion of the 6.25% convertible preferred stock are excluded from dilutive common shares for the three months ended March 31, 2011 and 2010 because the impact is anti-dilutive as determined under the if-converted method. See note 8.

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
The measurement of profit or loss currently used by management to evaluate the results of operations for the Company and its operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted ("Adjusted EBITDA"). The Company defines Adjusted EBITDA as net income (loss) plus restructuring charges (credits), asset write-down charges, acquisition and integration costs, depreciation, amortization and accretion, interest expense and amortization of deferred financing costs, gains (losses) on purchases and redemptions of debt, net gain (loss) on interest rate swaps, impairment of available-for-sale securities, interest and other income (expense), benefit (provision) for income taxes, cumulative effect of change in accounting principle, income (loss) from discontinued operations and stock-based compensation expense. Adjusted EBITDA is not intended as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), and the Company's measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. There are no significant revenues resulting from transactions between the Company's operating segments. Inter-company borrowings and related interest between segments are eliminated to reconcile segment results and assets to the consolidated basis.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net revenues:
Site rental	$430,643	$25,553	$—	$456,196	$384,041	$22,831	$—	$406,872
Network services and other	37,664	5,179	—	42,843	34,847	2,608	—	37,455
Net revenues	468,307	30,732	—	499,039	418,888	25,439	—	444,327
Operating expenses:
Costs of operations:(a)
Site rental	110,425	7,990	—	118,415	107,023	6,732	—	113,755
Network services and other	23,957	3,267	—	27,224	24,281	2,015	—	26,296
General and administrative	39,597	5,147	—	44,744	34,965	4,508	—	39,473
Asset write-down charges	4,357	44	—	4,401	1,562	—	—	1,562
Acquisition and integration costs	554	—	—	554	—	—	—	—
Depreciation, amortization and accretion	129,976	7,297	—	137,273	125,692	7,176	—	132,868
Total operating expenses	308,866	23,745	—	332,611	293,523	20,431	—	313,954
Operating income (loss)	159,441	6,987	—	166,428	125,365	5,008	—	130,373
Interest expense and amortization of deferred financing costs	(126,361)	(5,942)	5,617	(126,686)	(120,272)	(5,045)	4,536	(120,781)
Gains (losses) on purchases and redemptions of debt	—	—	—	—	(66,434)	—	—	(66,434)
Net gain (loss) on interest rate swaps	—	—	—	—	(73,276)	—	—	(73,276)
Interest and other income (expense)	5,083	99	(5,617)	(435)	4,885	30	(4,536)	379
Benefit (provision) for income taxes	1,369	(552)	—	817	10,784	(445)	—	10,339
Net income (loss)	39,532	592	—	40,124	(118,948)	(452)	—	(119,400)
Less: Net income (loss) attributable to the noncontrolling interest	—	107	—	107	—	(125)	—	(125)
Net income (loss) attributable to CCIC stockholders	$39,532	$485	$—	$40,017	$(118,948)	$(327)	$—	$(119,275)
Capital expenditures	$51,246	$1,404	$—	$52,650	$35,035	$1,828	$—	$36,863
________________

(a)	Exclusive of depreciation, amortization and accretion shown separately.

CROWN CASTLE INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited (Continued)
(Tabular dollars in thousands, except per share amounts)

The following are reconciliations of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	CCUSA	CCAL	Eliminations	Consolidated Total	CCUSA	CCAL	Eliminations	Consolidated Total
Net income (loss)	$39,532	$592	$—	$40,124	$(118,948)	$(452)	$—	$(119,400)
Adjustments to increase (decrease) net income (loss):
Asset write-down charges	4,357	44	—	4,401	1,562	—	—	1,562
Acquisition and integration costs	554	—	—	554	—	—	—	—
Depreciation, amortization and accretion	129,976	7,297	—	137,273	125,692	7,176	—	132,868
Interest expense and amortization of deferred financing costs	126,361	5,942	(5,617)	126,686	120,272	5,045	(4,536)	120,781
Gains (losses) on purchases and redemptions of debt	—	—	—	—	66,434	—	—	66,434
Net gain (loss) on interest rate swaps	—	—	—	—	73,276	—	—	73,276
Interest and other income (expense)	(5,083)	(99)	5,617	435	(4,885)	(30)	4,536	(379)
Benefit (provision) for income taxes	(1,369)	552	—	(817)	(10,784)	445	—	(10,339)
Stock-based compensation expense	9,496	1,169	—	10,665	8,263	1,185	—	9,448
Adjusted EBITDA	$303,824	$15,497	$—	$319,321	$260,882	$13,369	$—	$274,251

8.	Stock-Based Compensation
Restricted Stock Awards

Number of Shares
(In thousands of shares)
Shares outstanding at January 1, 2011	4,297
Shares granted(a)	863
Shares vested(b)	(1,553)
Shares forfeited	(7)
Shares outstanding at March 31, 2011	3,600
__________________

(a)
Weighted-average grant-date fair value of $36.94 per share and a weighted-average requisite service period of 2.5 years. The awards with market conditions included an expected volatility of 48% in the Monte Carlo simulation used to measure grant date fair value.

(b)	Fair value on vesting date of $67.7 million.
During the three months ended March 31, 2011, the Company granted 0.4 million shares of restricted stock awards that time vest over a three-year period. During the three months ended March 31, 2011, the Company granted 0.4 million shares of restricted stock awards ("2011 Performance Awards") which may vest on the third anniversary of the grant date subject to a market condition based upon the Company's common stock price.
The Company recognized stock-based compensation expense related to restricted stock awards of $8.2 million and $6.9 million for the three months ended March 31, 2011 and 2010, respectively. The unrecognized compensation expense (net of estimated forfeitures) related to restricted stock awards as of March 31, 2011 is $46.9 million.

9.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$111,555	$116,397
Income taxes paid	642	1,397
Supplemental disclosure of non-cash financing activities:
Increase (decrease) in the fair value of forward-starting interest rate swaps	—	(31,612)
Assets acquired through capital leases and installment sales	7,061	3,556

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" included in our 2010 Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in our 2010 Form 10-K. Unless this Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used in this Form 10-Q refer to Crown Castle International Corp. and its subsidiaries.

General Overview
Overview
As of March 31, 2011, we owned, leased or managed approximately 23,800 towers for wireless communications, including distributed antenna system ("DAS") networks. Revenues generated from our core site rental business represented 91% of our first quarter 2011 consolidated net revenues, of which 94% was attributable to our CCUSA operating segment. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. See our 2010 Form 10-K for a further discussion of our business, including our long-term strategy, growth trends in the wireless communications industry and our tower portfolio.
The following are certain highlights of our business fundamentals as of and for the three months ended March 31, 2011.

•	Potential growth resulting from wireless network expansion and new entrants (see also the discussion below of wireless industry reports)

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our towers.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smart phone penetration, and (5) wireless carrier focus on expanding voice and data coverage.

◦	Substantially all of our towers can accommodate, either as currently constructed or with appropriate modifications to the tower, additional tenants.

◦	U.S. wireless carriers continue to invest in their networks.

◦	We expect our site rental revenues will grow between 7% and 8% from the full year 2010 to 2011.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦	Weighted-average remaining term of approximately eight years, exclusive of renewals at the customer's option, representing over $15 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Verizon Wireless, AT&T, Sprint Nextel and T-Mobile accounted for 72% of consolidated net revenues.

•	Majority of land under our towers under long-term control

◦
Approximately 91% and 69% of our site rental gross margin is derived from towers that we own or control for greater than ten and 20 years, respectively. The aforementioned percentages include towers that reside on land that is owned in fee or where we have perpetual or long-term easements, which represent approximately 34% of our site rental gross margin.

•	Relatively fixed tower operating costs with high incremental margins and cash flows on organic revenue growth

◦	Our tower operating costs tend to increase at approximately the rate of inflation and are not typically influenced by new tenant additions.

◦	Our incremental margin on additional site rental revenues represents 91% of the related increase in site rental revenues.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $3.1 million, which represented less than 1% of net revenues.

•
Debt portfolio with long-dated maturities extended over multiple years, with virtually all of such debt having a fixed rate (see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a further discussion of our debt)

◦	89% of our debt has fixed rate coupons, and an additional 9% has been effectively converted to fixed rate through December 2011.

◦
Our debt service coverage and leverage ratios were comfortably within their respective covenant requirements. See "Item 2. MD&A—Liquidity and Capital Resources" for a further discussion of our debt covenants.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $127.5 million.

◦	We believe our site rental business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand for our towers.

•	Capital allocated to drive long-term shareholder value (per share)

◦
Historical discretionary investments include (in no particular order): purchasing our own common stock, acquiring towers, acquiring land under towers, selectively constructing towers, improving and structurally enhancing our existing towers, and purchasing or redeeming our debt or preferred stock. See also "Item 2. MD&A—Liquidity and Capital Resources."

◦	Discretionary investments included: (1) the purchase of $42.2 million of common stock, (2) $52.7 million in capital expenditures, and (3) repayment of $50.0 million of our revolver.
The following is a discussion of certain recent events and growth trends which may impact our business and strategy or the U.S. wireless communications industry:

•
In March 2011, AT&T entered into a definitive agreement to acquire T-Mobile, subject to regulatory approval and other closing conditions. For the first quarter of 2011, AT&T and T-Mobile accounted for 22% and 11%, respectively, of our consolidated net revenues. As of March 31, 2011, AT&T and T-Mobile are both located on approximately 4,000 of our towers. Net revenues from T-Mobile on these 4,000 towers represent approximately 6% of our consolidated net revenues during the first quarter of 2011. The weighted-average remaining current term on all of our contractual agreements with AT&T and T-Mobile is approximately 12 and seven years, respectively. If consummated, in whole or in part, this potential acquisition could result in decreased revenues and reduced or delayed demand for our towers and network services as a result of the anticipated integration of these networks and consolidation of duplicate or overlapping parts of the networks. We expect that any termination of customer contracts as a result of the potential acquisition would be spread over multiple years as existing contracts expire. See "Part II—Item 1A. Risk Factors."

•	Consumers have increased their use of wireless voice and data services according to recent U.S. wireless industry reports.

◦
Wireless data services grew in 2010 as consumers increased their wireless use of email, internet, social networking, music and video sharing. U.S. wireless data revenues grew 23% year over year to reach $55 billion in 2010;(a)

◦	Wireless connections were nearly 303 million as of December 31, 2010, which represents a year-over-year increase in excess of 17 million subscribers, or 6%;(b)

◦	While the U.S. represents less than 5% of the worlds' population,(c) it accounts for over 20% of global data revenues;(a)

◦
While the average data consumption in the U.S. at the end of 2010 was 350 megabytes per month, many of the superphones introduced in the second half of 2010 are consuming an average of 1.0 to 1.5 gigabytes per month;(a)

◦	Total U.S. mobile data traffic increased by 130% year over year from 2009 to 2010;(a)and

◦	At the end of 2010, U.S. smartphone penetration reached 31%, compared to only 23% at the end of 2009.(d)
 ________________________

(a)	Source: Chetan Sharma Consulting

(b)	Source: CTIA

(c)	Source: U.S. Census Bureau

(d)	Source: The Nielson Company

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2010 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements on our 2010 Form 10-K).
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Amount	Percent of Net Revenues	Amount	Percent of Net Revenues	Percent Change(b)
	(Dollars in thousands)
Net revenues:
Site rental	$456,196	91%	$406,872	92%	12%
Network services and other	42,843	9%	37,455	8%	14%
Net revenues	499,039	100%	444,327	100%	12%
Operating expenses:
Costs of operations(a):
Site rental	118,415	26%	113,755	28%	4%
Network services and other	27,224	64%	26,296	70%	4%
Total costs of operations	145,639	29%	140,051	32%	4%
General and administrative	44,744	9%	39,473	9%	13%
Asset write-down charges	4,401	1%	1,562	—	*
Acquisition and integration costs	554	—	—	—	*
Depreciation, amortization and accretion	137,273	28%	132,868	30%	3%
Operating income (loss)	166,428	33%	130,373	29%	28%
Interest expense and amortization of deferred financing costs	(126,686)		(120,781)
Gains (losses) on purchases and redemption of debt	—		(66,434)
Net gain (loss) in interest rate swaps	—		(73,276)
Interest and other income (expense)	(435)		379
Income (loss) before income taxes	39,307		(129,739)
Benefit (provision) for income taxes	817		10,339
Net income (loss)	40,124		(119,400)
Less: Net income (loss) attributable to the noncontrolling interest	107		(125)
Net income (loss) attributable to CCIC stockholders	$40,017		$(119,275)
________________
*    Percentage is not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately.

(b)	Inclusive of the impact of foreign exchange rate fluctuations. See "Item 2. MD&A-Comparison of Operating Segments-CCAL"

First Quarter 2011 and 2010. Our consolidated results of operations for the first quarter of 2011 and 2010, respectively, consist predominately of our CCUSA segment, which accounted for (1) 94% and 94% of consolidated net revenues, (2) 94% and 95% of consolidated gross margins, and (3) 99% and 100% of net income (loss) attributable to CCIC stockholders. Nearly all of the increase in site rental revenues resulted from towers we owned as of March 31, 2010. New tenant additions inclusive of straight-line accounting for certain contractual escalations resulted in an approximately 7% increase in site rental revenues. The remainder of the increase in site rentals was impacted by the following items, in no particular order: renewals or extensions of customer contracts, escalations and cancellations of customer contracts, inclusive of the impact of straight-line accounting. Our operating segment results, including CCUSA, are discussed below (see "Item 2. MD&A—Comparison of Operating Segments").

Comparison of Operating Segments
Our reportable operating segments for the first quarter of 2011 are (1) CCUSA, primarily consisting of our U.S. tower operations, and (2) CCAL, our Australian tower operations. Our financial results are reported to management and the board of directors in this manner.
See note 7 to our condensed consolidated financial statements for segment results, our definition of Adjusted EBITDA, and a reconciliation of net income (loss) attributable to CCIC stockholders to Adjusted EBITDA.
Our measurement of profit or loss currently used to evaluate our operating performance and operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA is discussed further under "Item 2. MD&A—Accounting and Reporting Matters-Non-GAAP Financial Measures."
CCUSA—First Quarter 2011 and 2010
Net revenues for the first quarter of 2011 increased by $49.4 million, or 12%, from the same period in the prior year. This increase in net revenues primarily resulted from an increase in site rental revenues of $46.6 million, or 12%, for the same period. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of customer contracts, escalations, and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for the first quarter of 2011 increased by $43.2 million, or 16%, from the same period in the prior year. The increase in the site rental gross margins was related to the previously mentioned 12% increase in site rental revenues. Site rental gross margins for the first quarter of 2011 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $43.2 million incremental margin represents 93% of the related increase in site rental revenues.
Network services and other revenues for the first quarter of 2011 increased by $2.8 million, or 8%, and the related gross margin increased by $3.1 million, or 30% from the same period in the prior year. The increase in our network services and other revenues is a reflection of the general volatility in the volume and mix of such work. Our network services business is of a variable nature as these services are not under long-term contracts. The increase in the gross margin percentage on the network services and other revenues relates to a larger percentage of higher margin non-installation services, as well as higher aggregate volumes.
General and administrative expenses for the first quarter of 2011 increased by $4.6 million, or 13%, from the same period in the prior year. General and administrative expenses are inclusive of stock-based compensation charges as discussed further in note 8 to our condensed consolidated financial statements. In addition to stock-based compensation expenses, general and administrative expenses primarily increased as a result of higher employee related expenses, including headcount additions related to our DAS networks primarily consisting of employees acquired in connection with the acquisition of NewPath in 2010. General and administrative expenses were 8% of net revenues for both the first quarter of 2011 and 2010. Typically, our general and administrative expenses do not significantly increase as a result of the co-location of additional tenants on our towers.
Adjusted EBITDA for the first quarter of 2011 increased by $42.9 million, or 16%, from the same period in the prior year. Adjusted EBITDA was positively impacted by the growth in our site rental and network services businesses, including the high incremental site rental margin on the tenant additions.
Depreciation, amortization and accretion for the first quarter of 2011 increased by $4.3 million, or 3%, from the same period in the prior year. The increase is consistent with the insignificant movement in our fixed assets and intangible assets between the first quarter of 2011 and the first quarter of 2010.
During the first quarter of 2010, we repaid or purchased $2.1 billion of face value debt using cash from our issuances of debt in order to extend the maturities of our debt portfolio. As a result of purchasing and early retiring certain of our debt, we incurred a net loss of $66.4 million. The increase in interest expense and amortization of deferred financing costs of $6.1 million, or 5%, from the first quarter of 2010 to 2011 predominately resulted from a $6.9 million increase in the amortization of interest rate swaps primarily related to the loss on the swaps hedging the refinancing of the 2006 tower revenue notes. During the first quarter of 2010, we recorded losses on interest rate swaps of $73.3 million, which predominately resulted from an increase in the liability for those swaps not subject to hedge accounting due to changes in the LIBOR yield curve. All of our forward-starting swaps were settled during 2010, so no further similar losses should be recorded. For a further discussion of the debt refinancing and the interest rate swaps, see notes 6 and 7 to our consolidated financial statements in the 2010 Form 10-K.

The benefit (provision) for income taxes for the first quarter of 2011 was a benefit of $1.4 million, representing a decrease in the benefit of $9.4 million from the same period in the prior year. During the first quarter of 2011 and 2010, our provision for federal income taxes was reduced by a partial reversal of the valuation allowance on our deferred tax assets. For the first quarter of 2011 and 2010, the effective tax rate differs from the federal statutory rate predominately due to our federal deferred tax valuation allowance and the net impact of state taxes.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2011 was income of $39.5 million. Net income (loss) attributable to CCIC stockholders for the first quarter of 2010 was a loss of $118.9 million, inclusive of (1) net losses on interest rate swaps of $73.3 million and (2) net losses from repayments and purchases and early retirement of debt of $66.4 million. The change from net loss to net income was predominately due to (1) the previously mentioned charges, (2) growth in our site rental and services businesses, partially offset by (3) the decrease in income taxes benefits resulting from the valuation allowances on our deferred tax assets, and (4) the previously mentioned increase in interest expense of $6.1 million.
CCAL—First Quarter 2011 and 2010
The increases and decreases between the first quarter of 2011 and 2010 were inclusive of exchange rate fluctuations. The average exchange rate of one Australian dollar expressed in U.S. dollars for the first quarter of 2011 was approximately 1.01, an increase of 11% from approximately 0.90 for the same period in the prior year. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."
Total net revenues for the first quarter of 2011 increased by $5.3 million, or 21%, from the same period in the prior year. Site rental revenues for the first quarter of 2011 increased by $2.7 million, or 12%, from the same period in the prior year. The increase in the exchange rate positively impacted net revenues and site rental revenues by approximately $3.1 million and $2.6 million, respectively, and accounted for an increase of 12% and 11%, respectively, for the first quarter of 2011 from the same period in the prior year. Site rental revenues were also impacted by various other factors, inclusive of straight-line accounting, including, in no particular order, tenant additions on our towers, renewals of customer contracts, escalations and cancellations of customer contracts. Net revenues were also impacted by a $2.6 million increase in network services and other revenues. The increase in network services and other revenues was driven by new tenant activity as well as the general volatility and variable nature of the network services business as these revenues are not under long-term contract.
Site rental gross margins increased by $1.5 million, or 9%, for the first quarter of 2011, from $16.1 million, for first quarter in 2010. Adjusted EBITDA for the first quarter of 2011 increased by $2.1 million, or 16%, from the same period in the prior year. The increases in the site rental gross margin and Adjusted EBITDA were primarily due to exchange rate fluctuations.
Net income (loss) attributable to CCIC stockholders for the first quarter of 2011 was net income of $0.5 million, compared to a net loss of $0.3 million for the first quarter of 2010. The change from net loss to net income was primarily driven by the previously mentioned increase in the network services business.

Liquidity and Capital Resources
Overview
General.    We believe our site rental business can be characterized as a stable cash flow stream, generated by revenues under long-term contracts that should be recurring for the foreseeable future. For more than five years, our cash from operations has exceeded our cash interest payments and sustaining capital expenditures and provided us with cash available for discretionary investments. We seek to allocate the cash produced by our operations in a manner that will enhance per share operating results. Our historical discretionary investments have included (in no particular order): purchasing our own common stock, acquiring towers, acquiring land under towers, selectively constructing towers, improving and structurally enhancing our existing towers, and purchasing or redeeming our debt or preferred stock.

Liquidity Position.    The following is a summary of our capitalization and liquidity position. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" and note 2 to our condensed consolidated financial statements for additional information regarding our debt.

March 31, 2011
(In thousands of dollars)
Cash and cash equivalents(a)	$82,320
Undrawn revolver availability(b)	293,000
Debt and other long-term obligations	6,732,355
Redeemable preferred stock	316,813
Total equity	2,462,996
________________

(a)	Exclusive of $235.4 million of restricted cash.

(b)
Availability at any point in time is subject to certain restrictions based on the financial maintenance covenants contained in our credit agreement. See "Item 2. MD&A—Liquidity and Capital Resources—Debt Covenants."

Over the next 12 months, we expect that our cash on hand and cash flows from operating activities (net of cash interest payments) should be sufficient to cover our expected (1) debt service obligations of $29.6 million (principal repayments) and (2) capital expenditures of roughly $275 million (sustaining and discretionary). As CCIC is a holding company, our cash flow from operations is generated by our operating subsidiaries.
Over the next 12 months, we have no debt maturities other than nominal principal payments on amortizing debt. We may utilize cash flow from operations to repay some or all of the $107.0 million outstanding under our revolver prior to its maturity in September 2013. We do not anticipate the need to access the capital markets to refinance our existing debt until at least 2014 when our term loans mature ($624.0 million outstanding as of March 31, 2011). Our 6.25% convertible preferred stock requires redemption in August 2012 of approximately $318 million plus any unpaid dividends on that preferred stock, which we may choose to fund by accessing the capital markets or by using cash generated from operations. Prior to August 2012, the holders of the 6.25% convertible preferred stock may convert the preferred stock into an aggregate 8.6 million common shares, or we may utilize our right to convert the preferred stock if our common stock trades at or above a specific threshold ($44.25 per share for 20 out of 30 consecutive trading days). In addition, we may make purchases of the preferred stock using cash. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a tabular presentation of our debt maturities as of March 31, 2011.
Long-term Strategy.    We seek to maintain a capital structure that we believe drives long-term stockholder value and optimizes our weighted-average cost of capital.  Over the long term, we target a leverage ratio of approximately five times Adjusted EBITDA and interest coverage of approximately three times Adjusted EBITDA, subject to various factors such as the availability and cost of capital and the potential long-term return on our discretionary investments. Based on market conditions, cost of capital and opportunities, we may choose to increase or decrease our leverage and coverage from these targets for periods of time.  In furtherance of this long-term strategy, we contemplate funding our discretionary investments primarily with operating cash flows and, in certain instances, potential future debt financings and issuances of equity or equity related securities.  As a result, anticipated future growth in site rental cash flows and corresponding increases in Adjusted EBITDA should reduce our leverage ratio.  Conversely, as our cash flow and Adjusted EBITDA grow, we may seek to increase our debt in nominal dollars to maintain or achieve a certain targeted leverage.
Summary Cash Flow Information

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$127,514	$84,257	$43,257
Investing activities	(52,792)	(56,921)	4,129
Financing activities	(105,590)	(396,036)	290,446
Effect of exchange rate changes on cash	657	50	607
Net increase (decrease) in cash and cash equivalents	$(30,211)	$(368,650)	$338,439
Operating Activities
The increase in net cash provided by operating activities for the first quarter of 2011 of $43.3 million, or 51%, from 2010, was primarily due to growth in our core site rental business. Changes in working capital, particularly changes in deferred site rental receivables, deferred rental revenues, prepaid ground leases, restricted cash and accrued interest, can have a significant impact on our net cash from operating activities, largely due to the timing of payments and receipts. We expect to grow our cash flow provided by operating activities in the future (exclusive of movements in working capital) if we realize expected growth in our site rental business.
Investing Activities
Capital Expenditures.

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands of dollars)
Discretionary:
Land purchases	$22,379	$20,161	$2,218
Tower improvements and other	16,077	9,348	6,729
Construction of towers	11,067	2,772	8,295
Sustaining	3,127	4,582	(1,455)
Total	$52,650	$36,863	$15,787
Other than sustaining capital expenditures, which we expect to be approximately $20 million to $25 million for the year ended December 31, 2011, our capital expenditures are discretionary and are made with respect to activities which we believe exhibit sufficient potential to improve our long-term results of operations on a per share basis. We expect to use roughly $275 million of our cash flow on capital expenditures (sustaining and discretionary) for full year 2011, with less than one-third of our total capital expenditures targeted for our existing tower assets related to customer installations and related capacity improvement. Our decisions regarding capital expenditures are influenced by the availability and cost of capital and expected returns on alternative investments. The following is a discussion of certain aspects of our capital expenditures:

•
We increased our purchases of land from the first quarter of 2010 to the first quarter of 2011 as a result of our focus on maintaining long-term control of our assets. We expect to retain long-term control of our towers by continuing to supplement land purchases with extensions of the terms of ground leases for land under our towers.

•
Tower improvement capital expenditures typically vary based on (1) the type of work performed on the towers, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation and (2) the existing capacity of the tower prior to installation.

•	Tower construction capital expenditures increased as a result of additional DAS network builds.
Financing Activities
We seek to allocate cash produced by our operations in a manner that will enhance per share operating results, which may include various financing activities such as (in no particular order) purchasing our common stock and purchasing or redeeming our debt or preferred stock. During the first quarter of 2011, our financing activities predominately consisted of utilizing our cash to purchase shares of our common stock and repay a portion of our revolver.
Revolving Credit Agreement. The proceeds of our revolver may be used for general corporate purposes, which may include the financing of capital expenditures, acquisitions and purchases of our common stock. Typically, we use our revolver to fund discretionary investments and not for operating activities such as working capital, which are typically funded by cash flows from operations. As of March 31, 2011, we had $107.0 million outstanding under our revolver with a weighted-average interest rate of 2.4% (including the credit spread). During the first quarter of 2011, we repaid $50.0 million under our revolver. The following table summarizes our borrowing activity under our revolver during the three months ended March 31, 2011.

Three Months Ended March 31, 2011
(In thousands of dollars)
Maximum month-end balance during the period	157,000
Average daily balance	142,333
Weighted average interest rate based on average daily balance	2.4%
Common Stock Activity.    As of March 31, 2011 and December 31, 2010, we had 290.7 million and 290.8 million common shares outstanding, respectively. During the first quarter of 2011, we purchased 1.0 million shares of common stock at an average price of $41.14 per share utilizing $42.2 million in cash.

Debt Covenants
We currently have no financial covenant violations; and based upon our current expectations, we believe our operating results will be sufficient to comply with our debt covenants. The following is the financial maintenance covenants under our debt agreements, exclusive of cash trap reserve covenants. See our 2010 Form 10-K for a further discussion of our debt covenants, certain restrictive covenants and factors that are likely to determine our subsidiaries' ability to comply with current and future debt covenants.

	Debt	Current Covenant Requirement	As of March 31, 2011(d)	At Inception(d)
Consolidated Leverage Ratio(a)	Credit Agreement	≤7.50	5.3	8.9
Consolidated Interest Coverage Ratio(b)(c)	Credit Agreement	≥2.00	3.1	1.9
________________

(a)
For consolidated CCIC, this ratio is calculated as the ratio of Consolidated Total Debt (as defined in the credit agreement and calculated in accordance with GAAP) to Consolidated Adjusted EBITDA (as defined in the credit agreement) for the most recent completed quarter multiplied by four; at inception, the covenant requirement was less than 9.25 and decreased thereafter in accordance with the credit agreement. Consolidated Adjusted EBITDA is calculated in the same manner as Adjusted EBITDA used in our segment reporting, which is discussed further in "Item 2. MD&A—Accounting and Reporting Matters—Non-GAAP Financial Measures" and note 7 to our condensed consolidated financial statements.

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

(c)
In addition, the credit agreement contains covenants related to the debt service coverage ratios of 2.00, 1.75 and 1.75, respectively, for the 2010 tower revenue notes, 2009 securitized notes and 7.75% secured notes, which are calculated in substantially the same manner as the covenants in the respective debt agreements discussed under the cash trap reserve covenants below. These covenants in the credit agreement are more stringent than the cash trap covenants in the respective debt agreements.

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

	Debt	Current Covenant Requirement(a)	As of March 31, 2011	At Inception
Debt Service Coverage Ratio(b)	2010 Tower Revenue Notes	>1.75	3.4	2.9
Debt Service Coverage Ratio(b)	2009 Securitized Notes	>1.30	2.7	2.4
Consolidated Fixed Charge Coverage Ratio(b)	7.75% Secured Notes	>1.35	2.9	2.5
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2010 are described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in note 2 of our consolidated financial statements in our 2010 Form 10-K. The critical accounting policies and estimates for the first three months of 2011 have not changed from the critical accounting policies for the year ended December 31, 2010.
In the future, the potential merger of AT&T and T-Mobile may trigger a review of our long-lived assets for impairment. See also "Item 2. MD&A—General Overview—Overview" for a discussion of the potential merger of AT&T and T-Mobile.

Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2011
No accounting pronouncements adopted during the three months ended March 31, 2011 had a material impact on our consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2011 are expected to have a material impact on our consolidated financial statements.
Non-GAAP Financial Measures
Our measurement of profit or loss currently used to evaluate the operating performance of our operating segments is earnings before interest, taxes, depreciation, amortization and accretion, as adjusted, or Adjusted EBITDA. Our definition of Adjusted EBITDA is set forth in note 7 to our condensed consolidated financial statements. Our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including companies in the tower sector, and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by (used for) operating, investing and financing activities or other income statement or cash flow statement data prepared in accordance with GAAP.
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
The following section updates "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2010 Form 10-K and should be read in conjunction with that report as well as our condensed consolidated financial statements included in Part 1, Item 1 of this report.

Interest Rate Risk
Our interest rate risk relates primarily to the impact of interest rate movements on the following:

•	the potential refinancing of our existing debt;

•	our $731.0 million of floating rate debt representing approximately 11% of total debt, of which $600.0 million has been fixed until December 2011 through interest rate swaps; and

•	potential future borrowings of incremental debt.
The following tables provide information about our market risk related to changes in interest rates. The future principal payments and weighted-average interest rates are presented as of March 31, 2011. These debt maturities reflect contractual maturity dates and do not consider the impact of the principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates on the tower revenue notes (see footnote (c)). See note 2 to our condensed consolidated financial statements for additional information regarding our debt.

	Future Principal Payments and Interest Rates by the Debt Instruments' Contractual Year of Maturity
	2011	2012	2013	2014	2015	Thereafter		Total		Fair Value(a)
	(Dollars in thousands)
Debt:
Fixed rate(c)	$18,642	$21,930	$22,861	$22,956	$890,278	$5,109,520	(c)	$6,086,187	(c)	$6,428,378
Average interest rate(b)(c)	5.3%	5.8%	5.9%	6.0%	8.9%	9.3%	(c)	9.2%	(c)

Variable rate	$4,875	$6,500	$113,500	$606,125	$—	$—		$731,000		$729,440
Average interest rate(d)	1.8%	1.8%	2.3%	1.8%	—	—		1.9%
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

(c)
The impact of principal payments that commence if the applicable debt is not repaid or refinanced on or prior to the anticipated repayment dates are not considered. The anticipated repayment dates are 2015, 2017 and 2020, as applicable, for the 2010 tower revenue notes. If the tower revenue notes are not repaid in full by their anticipated repayment dates, the applicable interest rate increases by an additional approximately 5% per annum and monthly principal payments commence using the Excess Cash Flow of the issuers of the tower revenue notes. The tower revenue notes are presented based on their contractual maturity dates between 2035 and 2040 and include the impact of an assumed 5% increase in interest rate that would occur following the anticipated repayment dates but exclude the impact of monthly principal payments that would commence using Excess Cash Flow of the issuers of the tower revenue notes. The full year 2010 Excess Cash Flow of the issuers was approximately $425.0 million.

(d)
The interest rate represents the weighted-average rate currently in effect and excludes the impact of interest rate swaps. We have effectively fixed the interest rate on $600.0 million of debt at approximately 1.3% (plus the applicable credit spread) through an interest rate swap until December 2011.

Foreign Currency Risk
The vast majority of our foreign currency risk is related to the Australian dollar which is the functional currency of CCAL. CCAL represented 6% of our consolidated net revenues and 4% of our operating income for the three months ended March 31, 2011. Over the past year and five years, the Australian dollar has strengthened by 12% and 44%, respectively, against the U.S. dollar. We believe the risk related to our financial instruments (exclusive of inter-company financing deemed a long-term investment) denominated in Australian dollars should not be material to our financial condition.

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
You should carefully consider the risk factor below, as well as the other information contained in this document and our 2010 Form 10-K, including additional risk factors discussed in "Item 1A. Risk Factors" in our 2010 Form 10-K. The following risk factor is included below to update this specific risk factor from the Form 10-K with the respect to certain matters relating to AT&T's potential acquisition of T-Mobile.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues and reduce demand for our towers and network services.
For the three months ended March 31, 2011, approximately 72% of our consolidated net revenues was derived from AT&T, Verizon Wireless, Sprint and T-Mobile, which represented 22%, 20%, 19% and 11%, respectively, of our consolidated net revenues. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, tower assets, site rental contracts and customer relationships intangible assets, and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us.
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
Recent examples of consolidation include Verizon Wireless acquiring Alltel in 2009. In addition, Sprint merged with Nextel in August 2005, resulting in their use of two separate wireless technologies. During 2010, Sprint announced multi-year network plans to consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN, which is scheduled to be phased out over a period of time beginning in 2013. These plans may result in Sprint not renewing certain contracts with us.
In March 2011, AT&T entered into a definitive agreement to acquire T-Mobile, subject to regulatory approval and other closing conditions. This potential acquisition could decrease revenues and reduce or delay demand for our towers and network services, as a result of the anticipated integration of these networks and related duplicate or overlapping parts of the networks. See "Item 2. MD&A—General Overview" and "Item 2—MD&A—Accounting and Reporting Matters."

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information with respect to purchase of our equity securities during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)
January 1 - January 31, 2011	6	$42.36	—	—
February 1 - February 28, 2011	521	43.61	—	—
March 1 - March 31, 2011	499	38.55	—	—
Total	1,026	$41.14	—	—
We paid $42.2 million in cash to effect these purchases. These purchases were inclusive of 0.5 million common shares purchased in the open market utilizing $19.2 million in cash or $38.55 per share.

ITEM 6.	EXHIBITS

Exhibit No.	Description

(a) 3.1	Amended and Restated Certificate of Incorporation of Crown Castle International Corp., dated May 24, 2007

(a) 3.2	Amended and Restated By-laws of Crown Castle International Corp., dated May 24, 2007

(b) 10.1	Crown Castle International Corp. 2011 EMT Annual Incentive Plan

(b) 10.2	Summary of Non-Employee Director Compensation

* 31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

* 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________
* Filed herewith.
** Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form 8-K (Registration No. 001-16441) on May 30, 2007.

(b)	Incorporated by reference to the exhibit previously filed by the registrant on Form 8-K (Registration No. 001-16441) on February 16, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN CASTLE INTERNATIONAL CORP.

Date:	May 6, 2011	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 6, 2011	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)